Form 10-Q
period 2013-06-30
PILGRIMS PRIDE CORP
filed 2013-08-01
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of August 1, 2013, was 259,029,033.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 30, 2012
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$78,231	$68,180
Trade accounts and other receivables, less allowance for doubtful
accounts	390,461	384,930
Account receivable from JBS USA, LLC	3,892	1,514
Inventories	952,191	950,296
Income taxes receivable	60,388	54,719
Prepaid expenses and other current assets	71,166	56,047
Assets held for sale	28,830	27,042
Total current assets	1,585,159	1,542,728
Deferred tax assets	97,434	97,431
Other long-lived assets	38,941	45,523
Identified intangible assets, net	35,395	38,266
Property, plant and equipment, net	1,166,985	1,189,921
Total assets	$2,923,914	$2,913,869

Accounts payable	$327,185	$312,365
Account payable to JBS USA, LLC	5,793	13,436
Accrued expenses and other current liabilities	285,075	283,540
Income taxes payable	10,592	468
Current deferred tax liabilities	104,486	104,482
Current maturities of long-term debt	393	15,886
Total current liabilities	733,524	730,177
Long-term debt, less current maturities	911,939	1,148,870
Other long-term liabilities	87,031	125,825
Total liabilities	1,732,494	2,004,872
Common stock	2,590	2,590
Additional paid-in capital	1,643,606	1,642,003
Accumulated deficit	(424,424)	(669,711)
Accumulated other comprehensive loss	(32,710)	(68,511)
Total Pilgrim’s Pride Corporation stockholders’ equity	1,189,062	906,371
Noncontrolling interest	2,358	2,626
Total stockholders’ equity	1,191,420	908,997
Total liabilities and stockholders’ equity	$2,923,914	$2,913,869

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
	(In thousands, except per share data)
Net sales	$2,184,119	$1,974,469	$4,221,048	$3,863,242
Cost of sales	1,901,611	1,830,380	3,820,106	3,609,088
Gross profit	282,508	144,089	400,942	254,154
Selling, general and administrative expense	44,099	44,439	88,091	89,695
Administrative restructuring charges	480	389	964	3,274
Operating income	237,929	99,261	311,887	161,185
Interest expense, net of capitalized interest	22,965	24,925	47,786	53,170
Interest income	(707)	(356)	(923)	(630)
Foreign currency transaction losses, net	9,713	8,212	2,089	2,284
Miscellaneous, net	(717)	(315)	(722)	(685)
Income before income taxes	206,675	66,795	263,657	107,046
Income tax expense (benefit)	15,884	(2,358)	18,638	(1,705)
Net income	190,791	69,153	245,019	108,751
Less: Net income (loss) attributable to noncontrolling
interests	86	(205)	(268)	220
Net income attributable to Pilgrim’s Pride Corporation	$190,705	$69,358	$245,287	$108,531
Weighted average shares of common stock outstanding:
Basic	258,826	258,726	258,825	241,144
Effect of dilutive common stock equivalents	332	115	230	92
Diluted	259,158	258,841	259,055	241,236
Net income per share of common stock outstanding:
Basic	$0.74	$0.27	$0.95	$0.45
Diluted	$0.74	$0.27	$0.95	$0.45

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	June 24,	June 30,	June 24,
	2013	2012	2013	2012
	(In thousands)
Net income	$190,791	$69,153	$245,019	$108,751
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net of tax	—	(5)	—	—
Gains (losses) associated with pension and other postretirement
benefits, net	25,391	(11,440)	35,801	(11,025)
Total other comprehensive income (loss), net of tax	25,391	(11,445)	35,801	(11,025)
Comprehensive income	216,182	57,708	280,820	97,726
Less: Comprehensive income (loss) attributable to noncontrolling
interests	86	(205)	(268)	220
Comprehensive income attributable to Pilgrim's Pride Corporation	$216,096	$57,913	$281,088	$97,506

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock				Accumulated
			Additional		Other
			Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 30, 2012	258,999	$2,590	$1,642,003	$(669,711)	$(68,511)	$2,626	$908,997
Comprehensive income:
Net income (loss)	—	—	—	245,287	—	(268)	245,019
Other comprehensive income, net of tax:
Gains associated with pension and other
postretirement benefit obligations, net of tax of $0	—	—	—	—	35,801	—	35,801
Total comprehensive income							280,820
Share-base compensation plans:
Common stock issued under compensation plans	30	—	—	—	—	—	—
Requisite service period recognition	—	—	1,603	—	—	—	1,603
Balance at June 30, 2013	259,029	$2,590	$1,643,606	$(424,424)	$(32,710)	$2,358	$1,191,420

Balance at December 25, 2011	214,282	$2,143	$1,443,484	$(843,945)	$(46,070)	$2,818	$558,430
Comprehensive income:
Net income	—	—	—	108,531	—	220	108,751
Other comprehensive loss, net of tax:
Losses associated with pension and other
postretirement benefit obligations, net of tax of $0	—	—	—	—	(11,025)	—	(11,025)
Total other comprehensive loss, net of tax							(11,025)
Total comprehensive income							97,726
Issuance of common stock	44,444	444	197,838	—	—	—	198,282
Share-based compensation plans:
Common stock issued under compensation plans	200	2	—	—	—	—	2
Requisite service period recognition	—	—	297	—	—	—	297
Balance at June 24, 2012	258,926	$2,589	$1,641,619	$(735,414)	$(57,095)	$3,038	$854,737

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Six Weeks Ended
	June 30, 2013	June 24, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$245,019	$108,751
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75,939	71,980
Foreign currency transaction losses	1,338	1,948
Accretion of bond discount	228	228
Asset impairment	—	1,342
Loss (gain) on property disposals	(824)	628
Share-based compensation	1,603	299
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	—	8,013
Trade accounts and other receivables	(7,654)	(2,123)
Inventories	(579)	(109,638)
Prepaid expenses and other current assets	(15,114)	8,763
Accounts payable, accrued expenses and other current liabilities	7,097	7,403
Income taxes	4,687	(14,698)
Deposits	480	160
Long-term pension and other postretirement obligations	(2,149)	—
Other operating assets and liabilities	856	(2,734)
Cash provided by operating activities	310,927	80,322
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(48,969)	(37,561)
Purchases of investment securities	—	(162)
Proceeds from sale or maturity of investment securities	—	58
Proceeds from property disposals	2,883	12,461
Cash used in investing activities	(46,086)	(25,204)
Cash flows from financing activities:
Proceeds from revolving line of credit	505,600	391,300
Payments on revolving line of credit, long-term borrowings and capital lease
obligations	(758,251)	(584,904)
Payment of note payable to JBS USA	—	(50,000)
Proceeds from sale of common stock	—	198,282
Cash used in financing activities	(252,651)	(45,322)
Effect of exchange rate changes on cash and cash equivalents	(2,139)	(2,178)
Increase in cash and cash equivalents	10,051	7,618
Cash and cash equivalents, beginning of period	68,180	41,609
Cash and cash equivalents, end of period	$78,231	$49,227

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

     Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 90 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim’s has approximately 37,500 employees and has the capacity to process 35.6 million birds per week for a total of approximately 10.1 billion pounds of live chicken annually. Approximately 4,100 contract growers supply poultry for the Company’s operations. As of June 30, 2013, JBS USA Holdings, Inc. (“JBS USA”), a wholly owned indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.5% of the Company’s outstanding common stock.

Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 29, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012.

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

     The Company measures the financial statements of its Mexico subsidiaries as if the U.S. dollar were the functional currency. Accordingly, we remeasure assets and liabilities, other than non-monetary assets, of the Mexico subsidiaries at current exchange rates. We remeasure non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition, with the exception of inventories that are remeasured using an exchange rate based on inventory turnover. We remeasure income and expenses at average exchange rates in effect during the period. Currency exchange gains or losses are included in the line item Foreign currency transaction losses (gains) in the Condensed Consolidated Statements of Income.

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

Reclassifications

     We have made certain reclassifications to the 2012 Consolidated Financial Statements with no impact to reported net income in order to conform to the 2013 presentation.

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

     As of June 30, 2013 and December 30, 2012, the Company held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities and deferred compensation plan assets. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments. The Company maintains nonqualified deferred compensation plans for executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The following items were measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$4,506	$—	$—	$4,506
Derivative assets - commodity options instruments	—	2,165	—	2,165
Deferred compensation plan assets	7,668	—	—	7,668
Derivative liabilities - commodity futures instruments	(766)	—	—	(766)

	December 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$1,821	$—	$—	$1,821
Deferred compensation plan assets	7,591	—	—	7,591
Derivative liabilities - commodity futures instruments	(1,530)	—	—	(1,530)

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

	June 30, 2013		December 30, 2012
	Carrying	Fair	Carrying	Fair	Note
	Amount	Value	Amount	Value	Reference
	(In thousands)
Derivative assets - commodity futures instruments	$4,506	$4,506	$1,821	$1,821	5
Derivative assets - commodity options instruments	2,165	2,165	—	—	5
Deferred compensation plan assets	7,668	7,668	7,591	7,591
Derivative liabilities - commodity futures instruments	(766)	(766)	(1,530)	(1,530)	5
Long-term debt and other borrowing arrangements	(912,332)	(961,432)	(1,164,756)	(1,208,730)	8

     Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Deferred compensation plan assets were recorded at fair value based on quoted market prices and are included in the line item Other assets in the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at June 30, 2013 or December 30, 2012, as applicable.

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

3. TRADE ACCOUNTS AND OTHER RECEIVABLES

     Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	June 30, 2013	December 30, 2012
	(In thousands)
Trade accounts receivable	$385,706	$381,747
Account receivable from JBS USA, LLC	3,892	1,514
Employee receivables	31	48
Other receivables	9,771	6,892
Receivables, gross	399,400	390,201
Allowance for doubtful accounts	(5,047)	(3,757)
Receivables, net	$394,353	$386,444

4. INVENTORIES

     Inventories consisted of the following:

	June 30, 2013	December 30, 2012
	(In thousands)
Live chicken and hens	$418,234	$405,335
Feed, eggs and other	291,009	307,500
Finished chicken products	242,608	237,159
Total chicken inventories	951,851	949,994
Commercial feed and other	340	302
Total inventories	$952,191	$950,296

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

     We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized net gains of $8.9 million and net losses of $2.4 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended June 30, 2013 and June 24, 2012, respectively. We also recognized net gains of $13.8 million and net losses of $2.2 million related to changes in the fair value of our derivative financial instruments during the twenty-six weeks ended June 30, 2013 and June 24, 2012, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	June 30, 2013	December 30, 2012
	(Fair values in thousands)
Fair values:
Commodity derivative assets, gross	$6,671	$1,821
Commodity derivative liabilities, gross	(766)	(1,530)
Cash collateral posted with (owed to) brokers	6,626	(166)
Derivatives Coverage(a):
Corn	(0.9)%	—%
Soybean meal	(1.0)%	—%
Period through which stated percent of needs are covered:
Corn	September 2014	December 2013
Soybean meal	December 2013	December 2013
Short positions on outstanding futures instruments(b):
Fair value	$3,937	$1,464
Number of contracts:
Corn	1,478	584
Wheat	360	—
Soybean meal	568	269

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.
(b)	When the Company takes a short position on a futures derivative instrument, it agrees to sell the underlying asset in the future at a price established on the contract date. The Company takes short positions on futures derivative instruments to minimize the impact of feed ingredients price volatility on its operating results.

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment (“PP&E”), net consisted of the following:

	June 30, 2013	December 30, 2012
	(In thousands)
Land	$65,234	$63,788
Buildings	1,082,227	1,081,059
Machinery and equipment	1,520,677	1,498,280
Autos and trucks	59,076	58,526
Construction-in-progress	43,906	47,927
PP&E, gross	2,771,120	2,749,580
Accumulated depreciation	(1,604,135)	(1,559,659)
PP&E, net	$1,166,985	$1,189,921

     The Company recognized depreciation expense of $34.2 million and $32.3 million during the thirteen weeks ended June 30, 2013 and June 24, 2012, respectively. We also recognized depreciation expense of $68.0 million and $64.2 million during the twenty-six weeks ended June 30, 2013 and June 24, 2012, respectively.

     During the thirteen and twenty-six weeks ended June 30, 2013, the Company sold certain PP&E for cash of $1.2 million and $2.9 million, respectively, and recognized net gains on these sales of $0.1 million and $2.1 million, respectively. PP&E sold in 2013 included vehicle maintenance centers in Arkansas and Texas and miscellaneous equipment. During the thirteen and twenty-six weeks ended June 24, 2012, the Company sold certain PP&E for cash of $9.4 million and $12.5 million, respectively, and recognized net gains on these sales of $1.5 million and $1.4 million, respectively. PP&E sold in 2012 included a vacant office building in Texas, an idled processing plant in Georgia, idled hatcheries in Alabama and Georgia, an idled distribution center in Louisiana, various broiler and breeder farms in Texas, both developed and undeveloped land in Texas and miscellaneous processing equipment.

     During the twenty-six weeks ended June 30, 2013 and June 24, 2012, the Company also scrapped certain unused or obsolete PP&E and recognized net losses of $1.3 million and $2.0 million, respectively.

     Management has committed to the sale of certain properties and related assets, including, but not limited to, processing plants and an office building, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At June 30, 2013 and December 30, 2012, the Company reported properties and related assets totaling $28.8 million and $27.0 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. For the twenty-six weeks ended June 24, 2012, the Company recognized impairment expense of $1.3 million on certain of these assets. The Company did not recognize any impairment expense for the twenty-six weeks ended June 30, 2013.

     As part of the exit or disposal activities discussed in “Note 13. Exit or Disposal Activities,” the Company closed or idled various processing complexes, processing plants, hatcheries and broiler farms throughout the U.S. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At June 30, 2013, the carrying amount of these idled assets was $56.2 million based on depreciable value of $147.4 million and accumulated depreciation of $91.2 million.

     The Company last tested the recoverability of its long-lived assets held and used in December 2012. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the thirteen weeks ended June 30, 2013 that required the Company to test its long-lived assets held and used for recoverability.

     We are currently in negotiations to sell our smallest processing complex, located in Batesville, Arkansas, to a producer in a niche chicken market in which we do not compete. We view this transaction as a constructive step forward in aligning all of our facilities to our long-term growth strategy.

7. CURRENT LIABILITIES

     Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	June 30, 2013	December 30, 2012
	(In thousands)
Accounts payable:
Trade accounts	$281,396	$252,644
Book overdrafts	44,780	58,066
Other payables	1,009	1,655
Total accounts payable	327,185	312,365
Accounts payable to JBS USA, LLC	5,793	13,436
Accrued expenses and other current liabilities:
Compensation and benefits	82,786	77,376
Interest and debt-related fees	7,671	10,740
Insurance and self-insured claims	114,106	108,806
Commodity derivative liabilities:
Futures	766	1,530
Options	—	—
Other accrued expenses	79,746	85,088
Total accrued expenses and other current liabilities	285,075	283,540
	$618,053	$609,341

8. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

     Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	June 30, 2013	December 30, 2012
	(In thousands)
Senior notes, at 7 ⅞%, net of unaccreted discount	2018	$497,529	$497,301
U.S. Credit Facility (defined below):
Term B-1 note payable at 4.75%	2014	204,880	275,443
Term B-2 note payable at 9.00%	2014	205,219	283,647
Revolving note payable on which the Company had funds
borrowed at 4.25%	2014	—	103,600
Mexico Credit Facility (defined below) with notes payable at TIIE
Rate plus 2.25% or Equilibrium Interbank Interest Rate plus 4.5%	2014	—	—
Other	Various	4,704	4,765
Long-term debt		912,332	1,164,756
Less: Current maturities of long-term debt		(393)	(15,886)
Long-term debt, less current maturities		$911,939	$1,148,870

Senior and Subordinated Notes

     At June 30, 2013, the Company had an aggregate principal balance outstanding of $500.0 million of 7 ⅞% Senior Notes due 2018 (the “2018 Notes”) that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, the Company had an aggregate principal balance of $3.9 million of 7 ⅝% senior unsecured notes, 8 ⅜% senior subordinated unsecured notes and 9 ¼% senior unsecured notes outstanding at June 30, 2013.

     On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million under the Subordinated Loan Agreement. Pursuant to the terms of the Subordinated Loan Agreement, the Company has also agreed to reimburse JBS USA up to $56.5 million for potential draws upon letters of credit issued on JBS USA’s account that support certain obligations of the Company or its subsidiaries. On December 16, 2011, the Company and JBS USA executed an amendment to the Subordinated Loan Agreement that, among other things, provided that if the Company consummated a stock rights offering (the “Rights Offering”) that allowed stockholders of record as of January 17, 2012 to purchase an aggregate 44,444,444 shares of the Company’s common stock on or before March 24, 2012, the loan commitment under the Subordinated Loan Agreement would be terminated. The Company consummated the Rights Offering on February 29, 2012. Further, under the U.S. Credit Facility (as defined below), following the consummation of the Rights Offering, (i) the Company, at its option, was permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement would be terminated. On March 7, 2012, the Company repaid the outstanding $50.0 million term loan under the Subordinated Loan Agreement, plus accrued interest, with proceeds received from the Rights Offering and the remaining commitment to make loans under the Subordinated Loan Agreement was terminated.

     JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company agreed to reimburse JBS USA for the letter of credit costs the Company would otherwise incur under its U.S. Credit Facility (as defined below). During the thirteen weeks ended June 30, 2013, the Company reimbursed JBS USA $0.6 million for letter of credit costs incurred from March 2013 through May 2013. As of June 30, 2013, the Company has accrued an obligation of $0.2 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

U.S. Credit Facility

     Pilgrim’s and certain of its subsidiaries entered into a credit agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto, which currently provides a $700.0 million revolving credit facility and a Term B facility. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $100.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the U.S. Credit Facility to $100.0 million. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

     On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the U.S. Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to interest expense over the life of the U.S. Credit Facility.

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2012, the Company was required to pay approximately $141.2 million of its cash flow toward the outstanding principal under the Term B loans, which the Company paid on April 29, 2013. The excess cash flow payments have been and will continue to be applied to installments of the Term B loans ratably in accordance with the then outstanding amounts thereof. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds received by the Company from the Rights Offering were not subject to this requirement. On June 30, 2013, a principal amount of $410.1 million under the Term B loans commitment was outstanding.

     Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank, ACB. As of June 30, 2013, the applicable borrowing base was $700.0 million, the amount available for borrowing under the revolving loan commitment was $670.4 million. The Company had letters of credit of $29.6 million and no outstanding borrowings under the revolving loan commitment as of June 30, 2013.

     The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. On June 23, 2011 and December 16, 2011, the Company entered into amendments to the U.S. Credit Facility, which, among other things, (i) temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until the quarter ended December 30, 2012, (ii) modified the fixed charge coverage ratio financial covenant so that when the requirement to comply with this covenant resumed in the quarter ended December 30, 2012, the Company could calculate the fixed charge coverage ratio based upon a specified number of fiscal quarters selected by the Company, (iii) reduced the minimum allowable consolidated tangible net worth to the sum of $450.0 million plus 50% of the cumulative net income (excluding any losses) of the Company from December 16, 2011 through such date of calculation and (iv) increased the maximum allowable senior secured leverage ratio, determined for any period of four consecutive fiscal quarters ending on the last day of each fiscal quarter, to be no greater than 4.0 to 1.0 for periods calculated from September 24, 2012 and thereafter. The Company is currently in compliance with these financial covenants. The U.S. Credit Facility also provides that the Company may not incur capital expenditures in excess of $350.0 million in either 2013 or 2014.

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

     As of August 1, 2013, the Company has substantially completed negotiations with CoBank, ACB, as administrative agent and collateral agent, and received commitments from lenders, for an amendment and restatement of the U.S. Credit Agreement (the “Amended U.S. Credit Facility”). The Amended U.S. Credit Facility will provide for a $700.0 million revolving credit facility and the continuation of the existing Term B facility under the U.S. Credit Agreement. Additionally, the Amended U.S. Credit Facility will, among other things, (i) reduce revolving credit facility and Term B-1 loan pricing to LIBOR plus 2.25% through December 31, 2013 and, based on our net senior leverage ratio, between LIBOR plus 1.75% and LIBOR plus 3.75% thereafter, (ii) eliminate the fixed charge coverage ratio and senior secured leverage ratio financial covenants required under the U.S. Credit Facility, (iii) after May 1, 2014, provide us with the option to borrow under a multiple draw delayed draw term loan commitment of up to $400.0 million and (iv) provide us with the option to request an increase in the aggregate revolving loan commitment and the aggregate delayed draw term loan commitment by up to an additional $250.0 million and $500.0 million, respectively, in each case, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase. The revolving credit facility and delayed draw term loans will mature on the fifth anniversary of the closing date of the Amended U.S. Credit Facility. The Term B facility will mature on December 31, 2014. The pricing of the Term B-2 loans under the Amended U.S. Credit Facility will remain unchanged from the pricing in effect under the U.S. Credit Facility. The Amended U.S. Credit Facility will continue to be secured by substantially all of the assets of the Company and its non-Mexico subsidiaries.

Mexico Credit Facility

     On October 19, 2011, Avícola Pilgrim’s Pride de México, S.A. de C.V. , Pilgrim’s Pride S. de R.L. de C.V. and certain other Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company’s Mexico subsidiaries. As of June 30, 2013, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $43.1 million. There were no outstanding borrowings under the Mexico Credit Facility at June 30, 2013.

9. INCOME TAXES

     The Company recorded income tax expense of $18.6 million, a 7.1% effective tax rate, for the twenty-six weeks ended June 30, 2013, compared to an income tax benefit of $1.7 million, a (1.6)% effective tax rate, for the twenty-six weeks ended June 24, 2012. The income tax expense recognized for the twenty-six weeks ended June 30, 2013 was primarily the result of the tax expense recorded on the Company’s year-to-date income, offset by a decrease in valuation allowance as a result of year-to-date earnings.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 30, 2013, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal, state and a portion of its foreign net deferred tax assets is more likely than not to be realized.

     For the twenty-six weeks ended June 30, 2013 and June 24, 2012, there is no tax effect reflected in other comprehensive income because the Company has a valuation allowance.

     With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2008 and is no longer subject to Mexico income tax examinations for years prior to 2008.

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

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans in the thirteen weeks ended June 30, 2013 and June 24, 2012 totaled $1.9 million and $2.1 million, respectively. Expenses recognized under all of these retirement plans in the twenty-six weeks ended June 30, 2013 and June 24, 2012 totaled $3.8 million and $4.0 million, respectively.

     Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 30, 2013		June 24, 2012		June 30, 2013		June 24, 2012
	Pension	Other	Pension	Other	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$10	$—	$13	$—	$20	$—	$25	$—
Interest cost	1,989	19	2,028	23	3,977	39	4,057	47
Estimated return on
plan assets	(1,350)	—	(1,436)	—	(2,699)	—	(2,871)	—
Amortization of net
loss (gain)	251	—	416	(1)	501	—	831	(1)
Net costs	$900	$19	$1,021	$22	$1,799	$39	$2,042	$46

     During the thirteen and twenty-six weeks ended June 30, 2013, the Company contributed $2.8 million and $3.1 million, respectively, to its defined benefit plans.

     The Company remeasures both plan assets and obligations on a quarterly basis. The fair value of plan assets increased from $92.3 million at December 30, 2012 to $99.9 million at June 30, 2013 because of better than expected returns on the invested assets. Projected benefit obligation decreased from $196.4 million at December 30, 2012 to $167.0 million at June 30, 2013 because of an increase of 0.8 percentage points in the discount rate used to calculate the present value of the obligation.

     The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

11. STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

     At both June 30, 2013 and December 30, 2012, accumulated other comprehensive loss consisted solely of unrealized actuarial losses related to the Company’s defined benefit pension and other postretirement plans. The following tables provide information regarding the changes in these unrealized actuarial losses during the twenty-six weeks ended June 30, 2013:

Changes in Unrealized
Actuarial Losses(a)
(In thousands)
Balance, beginning of period	$(68,511)
Other comprehensive income before reclassifications	35,300
Amounts reclassified from accumulated other comprehensive loss to net income	501
Net current period other comprehensive income	35,801
Balance, end of period	$(32,710)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

	Amount Reclassified
	from Accumulated
Details about Accumulated Other Comprehensive Loss	Other Comprehensive		Affected Line Item in the Condensed Consolidated
Components	Loss(a)		Statement of Income
	(In thousands)
Amortization of defined benefit pension and other
postretirement plan actuarial losses:
Union Plan(b)	$(18)	(d)	Cost of goods sold
Legacy Gold Kist Plans(c)	(483)	(d)	Selling, general and administrative expense
Total before tax	(501)
Tax benefit (expense)	—
Total reclassification for the period	$(501)		Net of tax

(a)	Amounts in parentheses represent debits to results of operations.
(b)	The Company sponsors the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”), a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.
(c)	The Company sponsors the Pilgrim’s Pride Plan for Legacy Gold Kist Employees, a qualified defined benefit pension plan covering certain eligible U.S. employees who were employed at locations that the Company purchased through its acquisition of Gold Kist in 2007, the Former Gold Kist Inc. Supplemental Executive Retirement Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist executives, the Former Gold Kist Inc. Directors’ Emeriti Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist directors , and the Gold Kist Inc. Retiree Life Insurance Plan, a defined benefit postretirement life insurance plan covering certain retired Gold Kist employees (collectively, the “Legacy Gold Kist Plans”).
(d)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 10. Pension and Other Postretirement Benefits” to the Condensed Consolidated Financial Statements.

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

12. INCENTIVE COMPENSATION

     The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $8.5 million in costs related to the STIP at June 30, 2013 related to cash bonus awards that could potentially be awarded during the remainder of 2013 and 2014.

     The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At June 30, 2013, we have reserved approximately 6.6 million shares of common stock for future issuance under the LTIP.

     The following awards existed during the twenty-six weeks ended June 30, 2013:

						Estimated
Award		Award		Vesting		Forfeiture	Settlement
Type	Benefit Plan	Quantity	Grant Date	Condition	Vesting Date	Rate	Method
RSA	Employment Agreement	100,000	January 14, 2011	Service	January 3, 2013	—%	Stock
RSA	Employment Agreement	100,000	January 14, 2011	Service	January 3, 2014	—%	Stock
RSA	LTIP	72,675	August 27, 2012	Service	April 27, 2014	—%	Stock
RSU	LTIP	608,561	February 4, 2013	Service	December 31, 2014	9.6559%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2015	—%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2016	—%	Stock
RSU	LTIP	206,933	February 26, 2013	Service	December 31, 2014	—%	Stock

     Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
	(In thousands)
Share-based compensation costs:
Cost of goods sold	$96	$—	$153	$—
Selling, general and administrative
expenses	453	149	1,449	298
Total	$549	$149	$1,602	$298

Income tax benefit	$211	$—	$337	$—

     The Company’s RSA and RSU activity is included below:

	Twenty-Six Weeks Ended
	June 30, 2013		June 24, 2012
		Weighted Average		Weighted Average
	Number	Grant Date Fair Value	Number	Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of period	273	$6.54	200	$7.10
Granted	30	8.72	—	—
Vested	(100)	7.10	—	—
Outstanding at end of period	203	$6.59	200	$7.10

RSUs:
Outstanding at beginning of period	—	$—	—	$—
Granted	815	8.82	—	—
Vested	—	—	—	—
Outstanding at end of period	815	$8.82	—	$—

     At June 30, 2013, the total unrecognized compensation cost related to all nonvested awards was $6.2 million. That cost is expected to be recognized over a weighted average period of 1.48 years.

     Historically, we have issued new shares to satisfy award conversions.

13. EXIT OR DISPOSAL ACTIVITIES

     From time to time, the Company will incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans, each of which is approved by the Company’s Board of Directors, focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. Specific exit or disposal efforts that were ongoing during either the thirteen and twenty-six weeks ended June 30, 2013 or the thirteen and twenty-six weeks ended June 24, 2012 included the following:

		Administrative
	Facility Closures(a)	Integration(b)	Total
	(In thousands, except positions eliminated)
Earliest implementation date	October 2008	January 2010
Latest expected completion date	September 2014	September 2012
Positions eliminated	2,410	480	2,890
Costs incurred and expected to be incurred:
Employee-related costs	$2,492	$864	$3,356
Asset impairment costs	13,249	36,896	50,145
Inventory valuation costs	344	—	344
Other exit or disposal costs	15,206	4,112	19,318
Total exit or disposal costs	$31,291	$41,872	$73,163
Costs incurred since earliest implementation date:
Employee-related costs	$2,492	$864	$3,356
Asset impairment costs	13,249	36,896	50,145
Inventory valuation costs	344	—	344
Other exit or disposal costs	13,186	4,112	17,298
Total exit or disposal costs	$29,271	$41,872	$71,143

	Thirteen Weeks Ended June 30, 2013			Thirteen Weeks Ended June 24, 2012
		Administrative			Administrative
	Facility Closures	Integration	Total	Facility Closures	Integration	Total
	(In thousands)
Other exit or disposal costs	480	—	480	389	—	389
Total exit or disposal costs	$480	$—	$480	$389	$—	$389

	Twenty-Six Weeks Ended June 30, 2013			Twenty-Six Weeks Ended June 24, 2012
		Administrative			Administrative
	Facility Closures	Integration	Total	Facility Closures	Integration	Total
	(In thousands)
Employee-related costs	$—	$—	$—	$78	$—	$78
Asset impairment costs	—	—	—	960	382	1,342
Other exit or disposal costs	964	—	964	1,932	—	1,932
Total exit or disposal costs	$964	$—	$964	$2,970	$382	$3,352

(a)	Significant facilities closed included one processing plant in 2008, two processing plants in 2009, two processing plants in the transition period and one processing plant in 2011. The transition period began September 27, 2009 and ended December 27, 2009 and resulted from the Company’s change in its fiscal year end from the Saturday nearest September 30 each year to the last Sunday in December of each year.
(b)	Company management implemented certain activities to integrate the administrative functions of the Company into those of JBS USA. These included the closures of administrative offices in Georgia and Texas.

     Accrued severance costs are included in Accrued expenses and other current liabilities and accrued inventory charges are included in Inventories on the accompanying Condensed Consolidated Balance Sheets. The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during the twenty-six weeks ended June 30, 2013 and June 24, 2012:

		Accrued
	Accrued	Inventory
	Severance	Charges	Total
	(In thousands)
Balance at December 30, 2012	$—	$808	$808
Accruals	—	—	—
Payment/Disposal	—	—	—
Adjustments	—	—	—
Balance at June 30, 2013	$—	$808	$808
Balance at December 25, 2011	$90	$793	$883
Accruals	—	—	—
Payment/Disposal	(155)	(136)	(291)
Adjustments	78	—	78
Balance at June 24, 2012	$13	$657	$670

       Exit or disposal costs were included on the following lines in the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
		(In thousands)
Cost of sales	$—	$—	$—	$78
Administrative restructuring charges	480	389	964	3,274
Total exit or disposal costs	$480	$389	$964	$3,352

       Certain exit or disposal costs were classified as Administrative restructuring charges on the accompanying Condensed Consolidated Statements of Income because management believed these costs were not directly related to the Company’s ongoing operations. Components of administrative restructuring charges are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
		(In thousands)
Asset impairment costs (Note 6. Property, Plant and
Equipment)	$—	$—	$—	$1,342
Loss on egg sales and flock depletion expensed as
incurred	—	54	—	509
Other restructuring costs	480	335	964	1,423
Total administrative restructuring charges	$480	$389	$964	$3,274

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

     On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. As of June 30, 2013, JBS USA beneficially owned 75.5% of the total outstanding shares of our common stock.

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

     Transactions with JBS USA, JBS USA, LLC (a JBS USA subsidiary) and the former Founder Director recognized in the Condensed Consolidated Statements of Income are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
	(In thousands)
JBS USA:
Subordinated loan interest(a)	$—	$—	$—	$971
Letter of credit fees(b)	592	592	1,184	1,184
JBS USA, LLC:
Purchases from JBS USA, LLC(c)	25,956	16,982	40,790	31,711
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s
Pride Corporation(d)	10,459	14,400	23,378	29,725
Sales to JBS USA, LLC(c)	19,148	61,225	35,267	119,367
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(d)	225	1,432	683	2,556
Former Founder Director:
Consulting fee paid to former Founder Director(e)	—	—	—	374
Board fees paid to former Founder Director(e)	—	—	—	45
Contract grower compensation paid to former Founder Director(f)	—	—	—	297
Sales to former Founder Director	—	—	—	1

(a)	On June 23, 2011, we executed a subordinated loan agreement with JBS USA that provided an aggregate loan commitment of $100.0 million and immediately borrowed $50.0 million under the resulting facility at an interest rate of 9.845% per annum. On March 7, 2012, we repaid the outstanding $50.0 million loan, along with $3.5 million accrued interest, and terminated the loan commitment under the agreement.
(b)	Beginning on October 26, 2011, JBS USA arranged for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential liability claims. We agreed to reimburse JBS USA up to $56.5 million for potential draws upon these letters of credit. We reimburse JBS USA for the letter of credit costs we would have otherwise incurred under our credit facilities. During 2013, we have paid JBS USA $1.2 million for letter of credit costs. As of June 30, 2013, the Company has accrued an obligation of $0.2 million to reimburse JBS USA for letter of credit costs incurred on its behalf.
(c)	We routinely execute transactions to both purchase products from JBS USA, LLC and sell products to them. As of June 30, 2013 and December 30, 2012, the outstanding payable to JBS USA, LLC was $5.8 million and $13.4 million, respectively. As of June 30, 2013 and December 30, 2012, the outstanding receivable from JBS USA, LLC was $3.9 million and $1.5 million, respectively. As of June 30, 2013, approximately $0.9 million of goods from JBS USA, LLC were in transit and not reflected on our Condensed Consolidated Balance Sheet.
(d)	On January 19, 2010, we executed an agreement with JBS USA, LLC in order to allocate costs associated with the procurement of SAP licenses and maintenance services by JBS USA, LLC for the combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between us and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of each underlying SAP license agreement. During 2012, we have paid JBS USA $0.9 million for the procurement of such licenses and services. On May 5, 2010, we executed an agreement with JBS USA, LLC in order to allocate the costs of supporting the business operations through one consolidated corporate team. Expenditures paid by JBS USA, LLC on our behalf are reimbursed by us and expenditures paid by us on behalf of JBS USA, LLC are reimbursed by JBS USA, LLC. This agreement expires on May 5, 2015. During 2012, we have paid JBS USA, LLC $31.8 million for net expenditures paid by JBS USA, LLC on our behalf. At June 30, 2013, the outstanding net payable to JBS USA resulting from affiliate trade, procurement of SAP licenses and maintenance services and support of the business operations through one consolidated corporate team was $4.5 million.
(e)	On December 28, 2009, we executed a consulting agreement with the former Founder Director. The terms of the agreement on that date included, among other things, that the former Founder Director (i) will provide services to us that are comparable in the aggregate with the services provided by him to us prior to December 28, 2009, (ii) will be appointed to our Board of Directors and, during the term of the agreement, will be nominated for subsequent terms on the Board, (iii) will be compensated for services rendered to us at a rate of $1.5 million per annum for a term of five years, (iv) will be subject to customary non-solicitation and non-competition provisions and (v) will be, along with his spouse, provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to our employees. As a result of his resignation as Founder Director, we are no longer required to nominate the Founder Director to serve subsequent terms on the Board. During the period in 2012 in which the former Founder Director was a related party, we paid $0.4 million to him under this agreement.
(f)	We have executed various grower contracts with the former Founder Director that provide for the placement of our flocks on farms owned by the former Founder Director during the grow-out phase of production. These contracts include terms that are substantially identical to those included in contracts executed by us with unaffiliated parties. The former Founder Director can terminate the contracts upon completion of the grow-out phase for each flock. We can terminate the contracts within a specified period of time pursuant to regulations by the Grain Inspection, Packers and Stockyards Administration of the U.S. Department of Agriculture. During the period in 2012 in which the former Founder Director was a related party, we paid $0.3 million to him under these contracts.

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

     The tables below present the condensed consolidating balance sheets as of June 30, 2013 and December 30, 2012, the condensed consolidating statements of operations and comprehensive income for the thirteen and twenty-six weeks ended June 30, 2013 and June 24, 2012, as well as the condensed consolidating statements of cash flows for the twenty-six weeks ended June 30, 2013 and June 24, 2012 based on the guarantor structure.

CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2013

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash and cash equivalents	$35,866	$112	$42,253	$—	$78,231
Restricted cash and cash equivalents	—	—	—	—	—
Investment in available-for-sale securities	—	—	—	—	—
Trade accounts and other receivables, less allowance for
doubtful accounts	329,338	2,053	59,070	—	390,461
Account receivable from JBS USA, LLC	3,892	—	—	—	3,892
Inventories	803,524	26,351	122,316	—	952,191
Income taxes receivable	60,975	—	—	(587)	60,388
Current deferred tax assets	—	3,794	506	(4,300)	—
Prepaid expenses and other current assets	35,920	107	35,139	—	71,166
Assets held for sale	11,587	—	17,243	—	28,830
Total current assets	1,281,102	32,417	276,527	(4,887)	1,585,159
Intercompany receivable	(18,037)	78,873	—	(60,836)	—
Investment in subsidiaries	440,081	—	—	(440,081)	—
Deferred tax assets	101,099	—	426	(4,091)	97,434
Other long-lived assets	38,364	—	180,577	(180,000)	38,941
Identified intangible assets, net	25,424	—	9,971	—	35,395
Property, plant and equipment, net	1,021,907	45,452	103,514	(3,888)	1,166,985
Total assets	$2,889,940	$156,742	$571,015	$(693,783)	$2,923,914
Accounts payable	$267,059	$12,871	$47,255	$—	$327,185
Accounts payable to JBS USA, LLC	5,793	—	—	—	5,793
Accrued expenses and other current liabilities	284,682	28,999	(28,606)	—	285,075
Income taxes payable	—	—	11,179	(587)	10,592
Current deferred tax liabilities	108,200	—	586	(4,300)	104,486
Current maturities of long-term debt	393	—	—	—	393
Total current liabilities	666,127	41,870	30,414	(4,887)	733,524
Long-term debt, less current maturities	936,939	—	—	(25,000)	911,939
Intercompany payable	—	—	60,836	(60,836)	—
Deferred tax liabilities	—	3,794	297	(4,091)	—
Other long-term liabilities	83,891	—	3,140	—	87,031
Total liabilities	1,686,957	45,664	94,687	(94,814)	1,732,494
Total Pilgrim’s Pride Corporation stockholders’
equity	1,202,983	111,078	473,970	(598,969)	1,189,062
Noncontrolling interest	—	—	2,358	—	2,358
Total stockholders’ equity	1,202,983	111,078	476,328	(598,969)	1,191,420
Total liabilities and stockholders’ equity	$2,889,940	$156,742	$571,015	$(693,783)	$2,923,914

CONDENSED CONSOLIDATING BALANCE SHEETS
December 30, 2012

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash and cash equivalents	$27,657	$—	$40,523	$—	$68,180
Restricted cash and cash equivalents	—	—	—	—	—
Investment in available-for-sale securities	—	—	—	—	—
Trade accounts and other receivables, less
allowance for doubtful accounts	326,031	1,843	57,056	—	384,930
Account receivable from JBS USA, LLC	1,514	—	—	—	1,514
Inventories	802,282	22,813	125,201	—	950,296
Income taxes receivable	55,306	—	—	(587)	54,719
Current deferred tax assets	—	3,794	506	(4,300)	—
Prepaid expenses and other current assets	29,603	—	26,444	—	56,047
Assets held for sale	9,808	—	17,234	—	27,042
Total current assets	1,252,201	28,450	266,964	(4,887)	1,542,728
Investment in available-for-sale securities	—	—	—	—	—
Intercompany receivable	19,860	53,706	—	(73,566)	—
Investment in subsidiaries	376,226	—	—	(376,226)	—
Deferred tax assets	101,100	—	422	(4,091)	97,431
Other long-lived assets	44,936	—	180,587	(180,000)	45,523
Identified intangible assets, net	27,386	—	10,880	—	38,266
Property, plant and equipment, net	1,043,696	45,746	104,368	(3,889)	1,189,921
Total assets	$2,865,405	$127,902	$563,221	$(642,659)	$2,913,869
Accounts payable	$255,517	$4,270	$52,578	$—	$312,365
Accounts payable to JBS USA, LLC	13,436	—	—	—	13,436
Accrued expenses and other current liabilities	230,278	24,265	28,997	—	283,540
Income taxes payable	—	—	1,055	(587)	468
Current deferred tax liabilities	108,201	—	581	(4,300)	104,482
Current maturities of long-term debt	15,886	—	—	—	15,886
Total current liabilities	623,318	28,535	83,211	(4,887)	730,177
Long-term debt, less current maturities	1,173,870	—	—	(25,000)	1,148,870
Intercompany payable	—	—	73,566	(73,566)	—
Deferred tax liabilities	—	3,794	297	(4,091)	—
Other long-term liabilities	122,580	—	3,245	—	125,825
Total liabilities	1,919,768	32,329	160,319	(107,544)	2,004,872
Total Pilgrim’s Pride Corporation
stockholders’ equity	945,637	95,573	400,276	(535,115)	906,371
Noncontrolling interest	—	—	2,626	—	2,626
Total stockholders’ equity	945,637	95,573	402,902	(535,115)	908,997
Total liabilities and stockholders’ equity	$2,865,405	$127,902	$563,221	$(642,659)	$2,913,869

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended June 30, 2013

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net sales	$1,879,632	$195,758	$296,699	$(187,970)	$2,184,119
Cost of sales	1,678,181	182,082	229,318	(187,970)	1,901,611
Gross profit	201,451	13,676	67,381	—	282,508
Selling, general and administrative expense	37,013	1,111	5,975	—	44,099
Administrative restructuring charges	480	—	—	—	480
Operating income	163,958	12,565	61,406	—	237,929
Interest expense, net	22,781	—	184	—	22,965
Interest income	(3)	—	(704)	—	(707)
Foreign currency transaction losses	1	—	9,712	—	9,713
Miscellaneous, net	(2,031)	1,088	3	223	(717)
Income before income taxes	143,210	11,477	52,211	(223)	206,675
Income tax expense (benefit)	(5,969)	3,885	17,968	—	15,884
Income before equity in earnings of
consolidated subsidiaries	149,179	7,592	34,243	(223)	190,791
Equity in earnings of consolidated subsidiaries	41,526	—	—	(41,526)	—
Net income (loss)	190,705	7,592	34,243	(41,749)	190,791
Less: Net income attributable to noncontrolling
interest	—	—	86	—	86
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$190,705	$7,592	$34,157	$(41,749)	$190,705

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Thirteen Weeks Ended June 30, 2013

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net income (loss)	$190,705	$7,592	$34,243	$(41,749)	$190,791
Other comprehensive income:
Unrealized holding gains on available-for-sale
securities, net of tax	—	—	—	—	—
Gains associated with pension and other
postretirement benefits, net of tax	25,391	—	—	—	25,391
Total other comprehensive income, net of tax	25,391	—	—	—	25,391
Comprehensive income (loss)	216,096	7,592	34,243	(41,749)	216,182
Less: Comprehensive income attributable to
noncontrolling interests	—	—	86	—	86
Comprehensive income (loss) attributable to
Pilgrim’s Pride Corporation	$216,096	$7,592	$34,157	$(41,749)	$216,096

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended June 24, 2012

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net sales	$1,743,061	$71,854	$227,555	$(68,001)	$1,974,469
Cost of sales	1,626,219	65,539	206,623	(68,001)	1,830,380
Gross profit	116,842	6,315	20,932	—	144,089
Selling, general and administrative expense	39,336	—	5,103	—	44,439
Administrative restructuring charges	389	—	—	—	389
Operating income	77,117	6,315	15,829	—	99,261
Interest expense, net	24,694	—	231	—	24,925
Interest income	(7)	—	(349)	—	(356)
Foreign currency transaction losses (gains)	25	—	8,187	—	8,212
Miscellaneous, net	(363)	(2)	129	(79)	(315)
Income (loss) before income taxes	52,768	6,317	7,631	79	66,795
Income tax expense (benefit)	(2,410)	2,385	(2,333)	—	(2,358)
Income (loss) before equity in earnings of
consolidated subsidiaries	55,178	3,932	9,964	79	69,153
Equity in earnings of consolidated subsidiaries	14,180	—	—	(14,180)	—
Net income (loss)	69,358	3,932	9,964	(14,101)	69,153
Less: Net loss attributable to noncontrolling interest	—	—	(205)	—	(205)
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$69,358	$3,932	$10,169	$(14,101)	$69,358

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Thirteen Weeks Ended June 24, 2012

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net income (loss)	$69,358	$3,932	$9,964	$(14,101)	$69,153
Other comprehensive income:
Unrealized holding gains on available-for-sale
securities, net of tax	—	—	(5)	—	(5)
Gains associated with pension and other
postretirement benefits, net of tax	(11,440)	—	—	—	(11,440)
Total other comprehensive income, net of tax	(11,440)	—	(5)	—	(11,445)
Comprehensive income (loss)	57,918	3,932	9,959	(14,101)	57,708
Less: Comprehensive loss attributable to
noncontrolling interests	—	—	(205)	—	(205)
Comprehensive income (loss) attributable to
Pilgrim’s Pride Corporation	$57,918	$3,932	$10,164	$(14,101)	$57,913

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Twenty-Six Weeks Ended June 30, 2013

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net sales	$3,649,426	$271,418	$555,898	$(255,694)	$4,221,048
Cost of sales	3,382,979	249,016	443,805	(255,694)	3,820,106
Gross profit	266,447	22,402	112,093	—	400,942
Selling, general and administrative expense	74,497	2,119	11,475	—	88,091
Administrative restructuring charges	964	—	—	—	964
Operating income	190,986	20,283	100,618	—	311,887
Interest expense, net	47,464	—	322	—	47,786
Interest income	(6)	—	(917)	—	(923)
Foreign currency transaction losses	(9)	—	2,098	—	2,089
Miscellaneous, net	(3,746)	2,309	533	182	(722)
Income before income taxes	147,283	17,974	98,582	(182)	263,657
Income tax expense (benefit)	(11,840)	5,854	24,624	—	18,638
Income before equity in earnings of
consolidated subsidiaries	159,123	12,120	73,958	(182)	245,019
Equity in earnings of consolidated subsidiaries	86,164	—	—	(86,164)	—
Net income (loss)	245,287	12,120	73,958	(86,346)	245,019
Less: Net loss attributable to noncontrolling interest	—	—	(268)	—	(268)
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$245,287	$12,120	$74,226	$(86,346)	$245,287

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Twenty-Six Weeks Ended June 30, 2013

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net income (loss)	$245,287	$12,120	$73,958	$(86,346)	$245,019
Other comprehensive income:
Unrealized holding gains on available-for-sale
securities, net of tax	—	—	—	—	—
Gains associated with pension and other
postretirement benefits, net of tax	35,801	—	—	—	35,801
Total other comprehensive income, net of tax	35,801	—	—	—	35,801
Comprehensive income (loss)	281,088	12,120	73,958	(86,346)	280,820
Less: Comprehensive loss attributable to
noncontrolling interests	—	—	(268)	—	(268)
Comprehensive income (loss) attributable to
Pilgrim’s Pride Corporation	$281,088	$12,120	$74,226	$(86,346)	$281,088

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Twenty-Six Weeks Ended June 24, 2012

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net sales	$3,382,624	$148,340	$460,844	$(128,566)	$3,863,242
Cost of sales	3,193,571	133,082	411,001	(128,566)	3,609,088
Gross profit	189,053	15,258	49,843	—	254,154
Selling, general and administrative expense	79,554	—	10,141	—	89,695
Administrative restructuring charges	3,269	—	5	—	3,274
Operating income	106,230	15,258	39,697	—	161,185
Interest expense, net	52,770	—	400	—	53,170
Interest income	(16)	—	(614)	—	(630)
Foreign currency transaction losses (gains)	48	—	2,236	—	2,284
Miscellaneous, net	(481)	(11)	(400)	207	(685)
Income (loss) before income taxes	53,909	15,269	38,075	(207)	107,046
Income tax expense (benefit)	(7,087)	5,764	(382)	—	(1,705)
Income (loss) before equity in earnings of
consolidated subsidiaries	60,996	9,505	38,457	(207)	108,751
Equity in earnings of consolidated subsidiaries	47,535	—	—	(47,535)	—
Net income (loss)	108,531	9,505	38,457	(47,742)	108,751
Less: Net income attributable to noncontrolling
interest	—	—	220	—	220
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$108,531	$9,505	$38,237	$(47,742)	$108,531

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Twenty-Six Weeks Ended June 24, 2012

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net income (loss)	$108,531	$9,505	$38,457	$(47,742)	$108,751
Other comprehensive income:
Unrealized holding gains on available-for-sale
securities, net of tax	—	—	—	—	—
Gains associated with pension and other
postretirement benefits, net of tax	(11,025)	—	—	—	(11,025)
Total other comprehensive income, net of tax	(11,025)	—	—	—	(11,025)
Comprehensive income (loss)	97,506	9,505	38,457	(47,742)	97,726
Less: Comprehensive income attributable to
noncontrolling interests	—	—	220	—	220
Comprehensive income (loss) attributable to
Pilgrim’s Pride Corporation	$97,506	$9,505	$38,237	$(47,742)	$97,506

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Twenty-Six Weeks Ended June 30, 2013

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash flows provided (used in) by operating activities	$299,035	$2,747	$9,327	$(182)	$310,927
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(40,170)	(2,640)	(6,159)	—	(48,969)
Purchases of investment securities	—	—	—	—	—
Proceeds from property sales and disposals	1,995	5	883	—	2,883
Cash used in investing activities	(38,175)	(2,635)	(5,276)	—	(46,086)
Cash flows from financing activities:
Payments on note payable to JBS USA Holdings, Inc.	—	—	—	—	—
Proceeds from long-term debt	505,600	—	—	—	505,600
Payments on long-term debt	(758,251)	—	—	—	(758,251)
Proceeds from sale of common stock	—	—	—	—	—
Other financing activities	—	—	(182)	182	—
Cash provided by (used in) financing activities	(252,651)	—	(182)	182	(252,651)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,139)	—	(2,139)
Increase (decrease) in cash and cash equivalents	8,209	112	1,730	—	10,051
Cash and cash equivalents, beginning of period	27,657	—	40,523	—	68,180
Cash and cash equivalents, end of period	$35,866	$112	$42,253	$—	$78,231

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Twenty-Six Weeks Ended June 24, 2012

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash flows provided (used in) by operating activities	$77,717	$620	$1,761	$224	$80,322
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(32,535)	(642)	(4,384)	—	(37,561)
Purchases of investment securities	(73)	—	(89)	—	(162)
Proceeds from sale or maturity of investment
securities	58	—	—	—	58
Proceeds from property sales and disposals	11,640	—	821	—	12,461
Cash used in investing activities	(20,910)	(642)	(3,652)	—	(25,204)
Cash flows from financing activities:
Payments on note payable to JBS USA Holdings, Inc.	(50,000)	—	—	—	(50,000)
Proceeds from long-term debt	391,300	—	—	—	391,300
Payments on long-term debt	(584,904)	—	—	—	(584,904)
Proceeds from sale of common stock	198,282	—	—	—	198,282
Other financing activities	—	—	224	(224)	—
Cash provided by (used in) financing activities	(45,322)	—	224	(224)	(45,322)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,178)	—	(2,178)
Increase (decrease) in cash and cash equivalents	11,485	(22)	(3,845)	—	7,618
Cash and cash equivalents, beginning of period	13,733	30	27,846	—	41,609
Cash and cash equivalents, end of period	$25,218	$8	$24,001	$—	$49,227

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

     We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Our products are sold to foodservice, retail and frozen entrée customers. Our primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, we export chicken products to approximately 90 countries. Our fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. Our prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim’s has approximately 37,500 employees and has the capacity to process 35.6 million birds per week for a total of approximately 10.1 billion pounds of live chicken annually. Approximately 4,100 contract growers supply poultry for our operations. As of June 30, 2013, JBS USA Holdings, Inc. (“JBS USA”), a wholly owned indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.5% of our outstanding common stock.

     We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. You should assume any reference we make to a particular year (for example, 2013) in this report applies to our fiscal year and not the calendar year.

Executive Summary

     We reported net income attributable to Pilgrim’s Pride Corporation of $190.7 million, or $0.74 per diluted common share, for the thirteen weeks ended June 30, 2013 compared to net income attributable to Pilgrim’s Pride Corporation of $69.4 million, or $0.27 per diluted common share, for the thirteen weeks ended June 24, 2012. These operating results included gross profit of $282.5 million and $144.1 million, respectively. For the thirteen weeks ended June 30, 2013 and June 24, 2012, we recognized administrative restructuring charges of $0.5 million and $0.4 million, respectively.

     We reported net income attributable to Pilgrim’s Pride Corporation of $245.3 million, or $0.95 per diluted common share, for the twenty-six weeks ended June 30, 2013 compared to net income attributable to Pilgrim’s Pride Corporation of $108.5 million, or $0.45 per diluted common share, for the twenty-six weeks ended June 24, 2012. These operating results included gross profit of $400.9 million and $254.2 million, respectively. For the twenty-six weeks ended June 30, 2013 and June 24, 2012, we recognized administrative restructuring charges of $1.0 million and $3.3 million, respectively.

     During the twenty-six weeks ended June 30, 2013 and June 24, 2012, $310.9 million and $80.3 million of cash was provided by operations, respectively. At June 30, 2013, we had cash and cash equivalents totaling $78.2 million.

     Market prices for corn decreased during the thirteen weeks ended June 30, 2013 to a high of $7.18 per bushel and increased for soybean meal to a high of $490.30 per ton. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredient prices will not increase materially and that such increases would not negatively impact our financial position, results of operations and cash flow. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous three years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2013:
Second Quarter	$7.18	$6.29	$490.30	$391.80
First Quarter	7.41	6.80	438.50	398.20
2012:
Fourth Quarter	8.46	6.88	518.00	393.00
Third Quarter	8.49	5.70	541.80	407.50
Second Quarter	6.77	5.51	437.50	374.30
First Quarter	6.79	5.93	374.50	299.00
2011	7.99	5.72	391.00	273.50
2010	6.15	3.25	364.90	249.60

     We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, wheat, sorghum and natural gas. Our Mexico operations will sometimes purchase foreign currency derivative financial instruments to mitigate foreign currency transaction exposure on U.S. dollar-denominated purchases. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or foreign currency transaction exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended June 30, 2013 and June 24, 2012, we recognized gains of $8.9 million and $2.4 million, respectively, related to changes in the fair values of our derivative financial instruments. During the twenty-six weeks ended June 30, 2013 and June 24, 2012, we recognized gains of $13.8 million and losses of $2.2 million, respectively, related to changes in the fair values of our derivative financial instruments.

     Market prices for chicken products are currently at levels sufficient to offset the high cost of feed ingredients. However, there can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment.

     From time to time, we incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. During the thirteen weeks ended June 30, 2013 and June 24, 2012, we recognized total costs of $0.5 million and $0.4 million, respectively, which consisted solely of live operations rationalization costs. During the twenty-six weeks ended June 30, 2013, we recognized total costs related to exit and disposal efforts of $1.0 million, which consisted solely of live operations rationalization costs. During the twenty-six weeks ended June 24, 2012, we recognized total costs related to exit and disposal efforts of $3.4 million, which included asset impairment costs of $1.3 million, employee-related costs of $0.1 million and live operations rationalization costs of $1.9 million. We expect to incur additional costs related to ongoing exit or disposal efforts totaling approximately $2.0 million.

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

     In January 2012, we commenced a stock rights offering (the “Rights Offering”) for stockholders of record as of January 17, 2012 (the “Record Date”). The basic subscription privilege gave stockholders the option to purchase 0.2072 shares of our common stock, rounded up to the next largest whole number, at a subscription price of $4.50 per share for each share of our common stock they owned as of the Record Date. The multiplier was determined by dividing the 44,444,444 shares being offered in the Rights Offering by the total number of shares owned by all stockholders on the Record Date. Those stockholders that exercised their basic subscription privilege in full also received an over-subscription privilege that afforded them the opportunity to purchase additional shares at the subscription price of $4.50 per share from a pool of the shares left over had all stockholders not elected to exercise their basic subscription privileges in full. JBS USA committed to participate in the Rights Offering and exercise its basic and over-subscription privileges in full. The last day a stockholder could exercise either their basic subscription privileges or their over-subscription privileges was February 29, 2012. On March 7, 2012, we issued 44,444,444 shares of common stock to stockholders that exercised their basic subscription privileges and over-subscription privileges under the Rights Offering. Gross proceeds received under the Rights Offering totaled $200.0 million. We incurred costs directly attributable to the Rights Offering of $1.7 million that we deferred and charged against the proceeds of the Rights Offering in Additional Paid-in Capital on our condensed consolidated balance sheet. We used the net proceeds of $198.3 million for additional working capital to improve our capital position and for general corporate purposes. We also used a portion of the net proceeds to repay the outstanding principal amount of $50.0 million, plus accrued interest, of our subordinated debt owed to JBS USA and to repay indebtedness under the U.S. Credit Facility (as defined below).

     Trade authorities in Mexico, the top international market for U.S. chicken in recent years, recently completed the investigation of U.S. producers over dumping complaints lodged by certain Mexican chicken processors. These Mexican chicken processors alleged U.S. producers sold chicken legs and thighs on the Mexican market below their cost of production in 2010. On August 6, 2012, the Mexican government issued final resolutions imposing duties on our company and certain other U.S. chicken producers. Mexico will impose a duty of approximately 25% on chicken legs and thighs exported by our company and three other U.S. exporters and duties of approximately 127% on chicken legs and thighs exported by all other U.S. companies from the U.S. to Mexico. However, the Mexican government postponed the imposition of these duties until conditions in Mexico’s domestic chicken market resulting from the outbreak of H7N3 avian influenza have normalized. On September 3, 2012, we and certain other U.S. producers filed a request with the NAFTA Secretariat for a panel review of Mexico’s decision. Management does not believe that these duties, when imposed, will materially impact our financial position, results of operations or cash flow.

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

Results of Operations

Thirteen Weeks Ended June 30, 2013 Compared to Thirteen Weeks Ended June 24, 2012

     Net sales. Net sales generated in the thirteen weeks ended June 30, 2013 increased $209.7 million, or 10.6%, from net sales generated in the thirteen weeks ended June 24, 2012. The following table provides net sales information:

		Change from
	Thirteen	Thirteen Weeks Ended
	Weeks Ended	June 24, 2012
Sources of net sales	June 30, 2013	Amount	Percent
	(In thousands, except percent data)
United States	$1,921,872	$145,132	8.2%	(a)
Mexico	262,247	64,518	32.6%	(b)
Total net sales	$2,184,119	$209,650	10.6%

(a)	U.S. net sales generated in the thirteen weeks ended June 30, 2013 increased $145.1 million, or 8.2%, from U.S. net sales generated in the thirteen weeks ended June 24, 2012 primarily because of increased net revenue per pound sold. Increased net revenue per pound sold, which resulted primarily from higher market prices, contributed $197.9 million, or 11.2 percentage points, to the revenue increase. A decrease in volume partially offset the increase in net revenue per pound sold by $52.8 million, or 3.0 percentage points, to the revenue increase. Included in U.S. net sales generated during the thirteen weeks ended June 30, 2013 and June 24, 2012 were net sales to JBS USA, LLC totaling $19.1 million and $61.2 million, respectively.
(b)	Mexico net sales generated in the thirteen weeks ended June 30, 2013 increased $64.5 million, or 32.6%, from Mexico net sales generated in the thirteen weeks ended June 24, 2012. An increase in sales price primarily due to increased net revenue per pound sold and the movement in the exchange rate between the Mexican peso and the U.S. dollar, contributed $78.2 million, or 39.6 percentage points. A decrease in unit sales volume, which resulted primarily from decreased bird weights, partially offset the revenue increase by $13.7 million or 7.0 percentage points. Other factors affecting the increase in Mexico net sales were immaterial.

     Gross profit. Gross profit increased $138.4 million, or 96.1%, from a profit of $144.1 million generated in the thirteen weeks ended June 24, 2012 to a profit of $282.5 million generated in the thirteen weeks ended June 30, 2013. The following tables provide information regarding gross profit and cost of sales information:

		Change from
	Thirteen	Thirteen Weeks Ended		Percent of Net Sales
	Weeks Ended	June 24, 2012		Thirteen Weeks Ended
Components of gross profit	June 30, 2013	Amount	Percent	June 30, 2013	June 24, 2012
	In thousands, except percent data
Net sales	$2,184,119	$209,650	10.6%	100.0%	100.0%
Cost of sales	1,901,611	71,231	3.9%	87.1%	92.7%	(a)(b)
Gross profit	$282,508	$138,419	96.1%	12.9%	7.3%

		Change from
	Thirteen	Thirteen Weeks Ended
	Weeks Ended	June 24, 2012
Sources of gross profit	June 30, 2013	Amount	Percent
	(In thousands, except percent data)
United States	$214,616	$88,761	70.5%
Mexico	67,892	49,658	272.3%
Total gross profit	$282,508	$138,419	96.1%

		Change from
	Thirteen	Thirteen Weeks Ended
	Weeks Ended	June 24, 2012
Sources of cost of sales	June 30, 2013	Amount	Percent
	(In thousands, except percent data)
United States	$1,707,256	$56,371	3.4%	(a)
Mexico	194,355	14,860	8.3%	(b)
Total cost of sales	$1,901,611	$71,231	3.9%

(a)	Cost of sales incurred by the U.S. operations during the thirteen weeks ended June 30, 2013 increased $56.4 million, or 3.4%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended June 24, 2012. Live production costs, which increased primarily because of higher feed ingredient costs, contributed $45.0 million, or 2.7 percentage points, to the increase in cost of sales. Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during the thirteen weeks ended June 30, 2013 increased $14.9 million, or 8.3%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended June 24, 2012. Higher overhead costs and unfavorable foreign currency translation contributed $27.2 million, or 15.2 percentage points to the increase in cost of sales. Decreased sales volume partially offset the increase in cost of sales by $12.4 million or 7.0 percentage points. Other factors affecting the increase in Mexico cost of sales were immaterial.

     Operating income. Operating income increased $138.7 million, or 139.7%, from income of $99.3 million generated in the thirteen weeks ended June 24, 2012 to income of $237.9 million generated in the thirteen weeks ended June 30, 2013. The following tables provide information regarding operating income information:

		Change from
	Thirteen	Thirteen Weeks Ended		Percent of Net Sales
	Weeks Ended	June 24, 2012		Thirteen Weeks Ended
Components of operating income	June 30, 2013	Amount	Percent	June 30, 2013	June 24, 2012
(In thousands, except percent data)
Gross profit	$282,508	$138,419	96.1%	12.9%	7.3%
SG&A expense	44,099	(340)	(0.8)%	2.0%	2.3%	(a)(b)
Administrative restructuring charges	480	91	23.4%	—%	—%	(c)
Operating income	$237,929	$138,668	139.7%	10.9%	5.0%

		Change from
	Thirteen	Thirteen Weeks Ended
	Weeks Ended	June 24, 2012
Sources of operating income	June 30, 2013	Amount	Percent
	(In thousands, except percent data)
United States	$175,083	$90,084	106.0%
Mexico	62,846	48,584	340.7%
Total operating income	$237,929	$138,668	139.7%

		Change from
	Thirteen	Thirteen Weeks Ended
	Weeks Ended	June 24, 2012
Sources of SG&A expense	June 30, 2013	Amount	Percent
	(In thousands, except percent data)
United States	$39,052	$(1,415)	(3.5)%	(a)
Mexico	5,047	1,075	27.1%	(b)
Total SG&A expense	$44,099	$(340)	(0.8)%

Change from
	Thirteen	Thirteen Weeks Ended
	Weeks Ended	June 24, 2012
Sources of administrative restructuring charges	June 30, 2013	Amount	Percent
(In thousands, except percent data)
United States	$480	$91	23.4%	(c)

(a)	SG&A expense incurred by the U.S. operations during the thirteen weeks ended June 30, 2013 decreased $1.4 million, or 3.5%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended June 24, 2012 primarily because of (i) a $1.2 million decrease from the same period in the prior year for professional fees and outside services expenses, (ii) a $0.8 million decrease from the same period in the prior year in sales brokerage expenses, (iii) a $0.3 million decrease from the same period in the prior year in shared service department operating expenses, (iv) a $0.5 million decrease from the same period in the prior year in tax related expenses and (v) a $0.4 million decrease from the same period in the prior year in depreciation and lease expenses. These decreases were partially offset by a $2.2 million increase from the same period in the prior year in payroll, benefits and other employee-related expenses. Other factors affecting SG&A expense were immaterial.
(b)	SG&A expense incurred by the Mexico operations during the thirteen weeks ended June 30, 2013 increased $1.1 million, or 27.1%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended June 24, 2012 primarily because of a $0.6 million increase in professional fees and $0.4 million in foreign currency translation. Other factors affecting SG&A expense were immaterial.
(c)	Administrative restructuring charges incurred during the thirteen weeks ended June 30, 2013 increased $0.1 million from administrative restructuring charges incurred during the thirteen weeks ended June 24, 2012. During the thirteen weeks ended June 30, 2013, we incurred administrative restructuring charges related to live operations rationalization totaling $0.5 million. During the thirteen weeks ended June 24, 2012, we incurred administrative restructuring charges related to live operations rationalization totaling $0.4 million.

     Interest expense. Consolidated interest expense decreased 9.4% to $22.3 million recognized in the thirteen weeks ended June 30, 2013 from $24.6 million recognized in the thirteen weeks ended June 24, 2012. This resulted primarily from a $2.6 million decrease in long term debt interest expense due to lower average borrowings. This decrease was partially offset by a higher weighted average interest rate compared to the same period in the prior year. Average borrowings decreased from $1.21 billion in the thirteen weeks ended June 24, 2012 to $995.5 million in the thirteen weeks ended June 30, 2013. The weighted average interest rate increased from 7.03% in the thirteen weeks ended June 24, 2012 to 7.28% in the thirteen weeks ended June 30, 2013.

     Income taxes. We recognized income tax expense of $15.9 million for the thirteen weeks ended June 30, 2013, compared to an income tax benefit of $2.4 million for the thirteen weeks ended June 24, 2012. The income tax expense reported for the thirteen weeks ended June 30, 2013 was primarily the result of the tax expense recorded on our income during the current period, offset by a decrease in valuation allowance as a result of earnings during the current period. The income tax benefit reported for the thirteen weeks ended June 24, 2012 was primarily the result of a decrease in reserves for unrecognized tax benefits and a decrease in valuation allowance as a result of earnings during the thirteen week period ended June 24, 2012, offset by the tax expense recorded on our income during the thirteen week period ended June 24, 2012.

Twenty-Six Weeks Ended June 30, 2013 Compared to Twenty-Six Weeks Ended June 24, 2012

     Net sales. Net sales generated in the twenty-six weeks ended June 30, 2013 increased $357.8 million, or 9.3%, from net sales generated in the twenty-six weeks ended June 24, 2012. The following table provides net sales information:

	Twenty-Six	Change from
	Weeks Ended	Twenty-Six Weeks Ended
	June 30,	June 24, 2012
Sources of net sales	2013	Amount	Percent
	(In thousands, except percent data)
United States	$3,730,358	$269,014	7.8%	(a)
Mexico	490,690	88,792	22.1%	(b)
Total net sales	$4,221,048	$357,806	9.3%

(a)	U.S. net sales generated in the twenty-six weeks ended June 30, 2013 increased $269.0 million, or 7.8%, from U.S. net sales generated in the twenty-six weeks ended June 24, 2012 primarily because of an increase in the net revenue per pound sold. Increased net revenue per pound sold, which resulted primarily from higher market prices, contributed $339.2 million, or 9.8 percentage points, to the revenue increase. A decrease in volume partially offset the increase in net revenue per pound sold by $70.2 million, or 2.0 percentage points, to the revenue increase. Included in U.S. net sales generated during the twenty-six weeks ended June 30, 2013 and June 24, 2012 were net sales to JBS USA, LLC totaling $35.3 million and $119.4 million, respectively.
(b)	Mexico net sales generated in the twenty-six weeks ended June 30, 2013 increased $88.8 million, or 22.1%, from Mexico net sales generated in the twenty-six weeks ended June 24, 2012. An increase in sales price primarily due to increased net revenue per pound sold and the movement in the exchange rate between the Mexican peso and the U.S. dollar, contributed $110.7 million, or 27.4 percentage points. A decrease in unit sales volume, which resulted primarily from decreased bird weights, partially offset the revenue increase by $21.9 million or 5.4 percentage points. Other factors affecting the increase in Mexico net sales were immaterial.

     Gross profit. Gross profit increased $146.8 million, or 57.8%, from profit of $254.2 million generated in the twenty-six weeks ended June 24, 2012 to a profit of $400.9 million generated in the twenty-six weeks ended June 30, 2013. The following tables provide information regarding gross profit and cost of sales information:

		Change from
	Twenty-Six	Twenty-Six		Percent of Net Sales
	Weeks Ended	Weeks Ended		Twenty-Six Weeks Ended
	June 30,	June 24, 2012		June 30,	June 24,
Components of gross profit	2013	Amount	Percent	2013	2012
	In thousands, except percent data
Net sales	$4,221,048	$357,806	9.3%	100.0%	100.0%
Cost of sales	3,820,106	211,018	5.8%	90.5%	93.4%	(a)(b)
Gross profit	$400,942	$146,788	57.8%	9.5%	6.6%

	Twenty-Six	Change from
	Weeks Ended	Twenty-Six Weeks Ended
	June 30,	June 24, 2012
Sources of gross profit	2013	Amount	Percent
	(In thousands, except percent data)
United States	$293,266	$83,076	39.5%
Mexico	107,676	63,712	144.9%
Total gross profit	$400,942	$146,788	57.8%

	Twenty-Six	Change from
	Weeks Ended	Twenty-Six Weeks Ended
	June 30,	June 24, 2012
Sources of cost of sales	2013	Amount	Percent
	(In thousands, except percent data)
United States	$3,437,092	$185,938	5.7%	(a)
Mexico	383,014	25,080	7.0%	(b)
Total cost of sales	$3,820,106	$211,018	5.8%

(a)	Cost of sales incurred by the U.S. operations during the twenty-six weeks ended June 30, 2013 increased $185.9 million, or 5.7%, from cost of sales incurred by the U.S. operations during the twenty-six weeks ended June 24, 2012. Live production costs, which increased primarily because of higher feed ingredient costs, contributed $176.2 million, or 5.4 percentage points, to the increase in cost of sales. Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during the twenty-six weeks ended June 30, 2013 increased $25.1 million, or 7.0%, from cost of sales incurred by the Mexico operations during the twenty-six weeks ended June 24, 2012. Higher overhead costs and unfavorable foreign currency translation contributed $44.7 million, or 12.5 percentage points, to the increase in cost of sales. Decreased sales volume partially offset the increase in cost of sales by $19.5 million or 5.4 percentage points. Other factors affecting the increase in Mexico cost of sales were immaterial.

     Operating income. Operating income increased $150.7 million, or 93.5%, to income of $311.9 million generated in the twenty-six weeks ended June 30, 2013 from income of $161.2 million generated in the twenty-six weeks ended June 24, 2012. The following tables provide information regarding operating income information:

Change from
Twenty-Six	Twenty-Six Weeks
Weeks Ended	Ended	Percent of Net Sales
June 30,	June 24, 2012	Twenty-Six Weeks Ended
Components of operating income	2013	Amount	Percent	June 30, 2013	June 24, 2012
(In thousands, except percent data)
Gross profit	$400,942	$146,788	57.8%	9.5%	6.6%
SG&A expense	88,091	(1,604)	(1.8)%	2.1%	2.3%	(a)(b)
Administrative restructuring charges	964	(2,310)	(70.6)%	—%	0.1%	(c)
Operating income	$311,887	$150,702	93.5%	7.4%	4.2%

	Twenty-Six	Change from
	Weeks Ended	Twenty-Six Weeks Ended
	June 30,	June 24, 2012
Sources of operating income	2013	Amount	Percent
	(In thousands, except percent data)
United States	$213,747	$88,601	70.8%
Mexico	98,140	62,101	172.3%
Total operating income	$311,887	$150,702	93.5%

	Twenty-Six	Change from
	Weeks Ended	Twenty-Six Weeks Ended
	June 30,	June 24, 2012
Sources of SG&A expense	2013	Amount	Percent
	(In thousands, except percent data)
United States	$78,555	$(3,215)	(3.9)%	(a)
Mexico	9,536	1,611	20.3%	(b)
Total SG&A expense	$88,091	$(1,604)	(1.8)%

	Twenty-Six	Change from
	Weeks Ended	Twenty-Six Weeks Ended
	June 30,	June 24, 2012
Sources of administrative restructuring charges	2013	Amount	Percent
	(In thousands, except percent data)
United States	$964	$(2,310)	(70.6)%	(c)

(a)	SG&A expense incurred by the U.S. operations during the twenty-six weeks ended June 30, 2013 decreased $3.2 million, or 3.9%, from SG&A expense incurred by the U.S. operations during the twenty-six weeks ended June 24, 2012 primarily because of (i) a $1.6 million decrease from the same period in the prior year for professional fees and outside services expenses, (ii) a $1.5 million decrease from the same period in the prior year in sales brokerage expenses, (iii) a $1.2 million decrease from the same period in the prior year in depreciation and lease expenses, (iv) a $0.8 million decrease from the same period in the prior year in shared service department operating expenses and (v) a $0.5 decrease from the same period in the prior year in marketing related expenses. These decreases were partially offset by a $3.2 million increase from the same period in the prior year in payroll, benefits and other employee-related expenses. Other factors affecting SG&A expense were immaterial.
(b)	SG&A expense incurred by the Mexico operations during the twenty-six weeks ended June 30, 2013 increased $1.6 million, or 20.3%, from SG&A expense incurred by the Mexico operations during the twenty-six weeks ended June 24, 2012 primarily because of a $1.1 million increase in professional fees and $0.5 million in foreign currency translation. Other factors affecting SG&A expense were immaterial.
(c)	Administrative restructuring charges incurred during the twenty-six weeks ended June 30, 2013 decreased $2.3 million from administrative restructuring charges incurred during the twenty-six weeks ended June 24, 2012. During the twenty-six weeks ended June 30, 2013, we incurred administrative restructuring charges related to live operations rationalization totaling $1.0 million. During the twenty-six weeks ended June 24, 2012, we incurred administrative restructuring charges composed of (i) live operations rationalization costs totaling $1.9 million, (ii) noncash impairment charges totaling $1.3 million and (iii) employee-related costs totaling $0.1 million.

     Interest expense. Consolidated interest expense decreased 10.8% to $46.9 million recognized in the twenty-six weeks ended June 30, 2013 from $52.5 million recognized in the twenty-six weeks ended June 24, 2012. This resulted primarily from a $6.5 million decrease in long term debt interest expense due to lower average borrowings. This decrease was partially offset by a higher weighted average interest rate compared to the same period in the prior year. Average borrowings decreased from $1.31 billion in the twenty-six weeks ended June 24, 2012 to $1.07 billion in the twenty-six weeks ended June 30, 2013. The weighted average interest rate increased from 6.91% in the twenty-six weeks ended June 24, 2012 to 7.21% in the twenty-six weeks ended June 30, 2013.

     Income taxes. We recognized income tax expense of $18.6 million for the twenty-six weeks ended June 30, 2013, compared to an income tax benefit of $1.7 million for the twenty-six weeks ended June 24, 2012. The income tax expense reported for the twenty-six weeks ended June 30, 2013 was primarily the result of the tax expense recorded on our year-to-date income, offset by a decrease in valuation allowance as a result of year-to-date earnings. The income tax benefit reported for the twenty-six weeks ended June 24, 2012 was primarily the result of a decrease in reserves for unrecognized tax benefits and a decrease in valuation allowance as a result of year-to-date earnings, offset by the tax expense recorded on our year-to-date income.

Liquidity and Capital Resources

     The following table presents our available sources of liquidity as of June 30, 2013:

	Facility	Amount	Amount
Source of Liquidity	Amount	Outstanding	Available
		(In millions)
Cash and cash equivalents			$78.2
Borrowing arrangements:
U.S. Credit Facility	$700.0	$—	670.4	(a)
Mexico Credit Facility	43.1	—	43.1	(b)

(a)	Actual borrowings by the Company under the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at June 30, 2013 was $700.0 million. Availability under the U.S. Credit Facility is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at June 30, 2013 totaled $29.6 million.
(b)	Under the Mexico Credit Facility (as defined below), if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the Mexico Credit Facility is less than 1.25 to 1.00, the loans and letters of credit under the Mexico Credit Facility will be subject to, and cannot exceed, the borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of the loan parties. The borrowing base formula will be reduced by trade payables of the loan parties. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the Mexico Credit Facility being equal to or greater than the greater of 20% of the revolving commitments under the Mexico Credit Facility and 100.0 million Mexican pesos for a period of 60 consecutive days.

Senior and Subordinated Notes

     At June 30, 2013, we had an aggregate principal balance outstanding of $500.0 million of 7 ⅞% Senior Notes due 2018 (the “2018 Notes”) that are registered under the Securities Act of 1933. The 2018 Notes are our unsecured obligations and are guaranteed by one of our subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. The indenture governing the 2018 Notes contains various covenants that may adversely affect our ability, among other things, to incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. Additionally, we have an aggregate principal balance of $3.9 million of 7 ⅝% senior unsecured notes, 8 ⅜% senior subordinated unsecured notes and 9 ¼% senior unsecured notes outstanding at June 30, 2013.

     On June 23, 2011, we entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million under the Subordinated Loan Agreement. Pursuant to the terms of the Subordinated Loan Agreement, the Company has agreed to reimburse JBS USA up to $56.5 million for potential draws upon letters of credit issued for JBS USA’s account that support certain obligations of our company or our subsidiaries. On December 16, 2011, we and JBS USA executed an amendment to the Subordinated Loan Agreement that, among other things, provided that if we consummated the Rights Offering that allowed stockholders of record as of January 17, 2012 to purchase an aggregate 44,444,444 shares of the Company’s common stock on or before March 24, 2012, the loan commitment under the Subordinated Loan Agreement would be terminated. We consummated the Rights Offering on February 29, 2012. Further, under the U.S. Credit Facility, following the consummation of the Rights Offering, (i) we, at our option, were permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to us under the Subordinated Loan Agreement would be terminated. On March 7, 2012, we repaid the outstanding $50.0 million term loan under the Subordinated Loan Agreement, plus accrued interest, with proceeds received from the Rights Offering and the remaining commitment to make loans under the Subordinated Loan Agreement was terminated.

     JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving our company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, we agreed to reimburse JBS USA for the letter of credit costs we would otherwise incur under our U.S. Credit Facility. During the thirteen weeks ended June 30, 2013, we reimbursed JBS USA $0.6 million for letter of credit costs incurred from March 2013 through May 2013. As of June 30, 2013, we have accrued an obligation of $0.2 million to reimburse JBS USA for letter of credit costs incurred on our behalf.

U.S. Credit Facility

     We and certain of our subsidiaries have entered into a credit agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto, which currently provides a $700.0 million revolving credit facility and a Term B facility. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $100.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the U.S. Credit Facility to $100.0 million. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

     On December 28, 2009, we paid loan costs totaling $50.0 million related to the U.S. Credit Facility that we recognized as an asset on our balance sheet. We amortize these capitalized costs to interest expense over the life of the U.S. Credit Facility.

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2012, we were required to pay approximately $141.2 million of our cash flow toward the outstanding principal under the Term B loans, which we paid on April 29, 2013. The excess cash flow payments have been and will continue to be applied to installments of the Term B loans ratably in accordance with the then outstanding amounts thereof. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds we received from the Rights Offering were not subject to this requirement. On June 30, 2013, a principal amount of $410.1 million under the Term B loans commitment was outstanding.

     Our actual borrowings under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank, ACB. As of June 30, 2013, the applicable borrowing base was $700.0 million and the amount available for borrowing under the revolving loan commitment was $670.4 million. We had letters of credit of $29.6 million and no outstanding borrowings under the revolving loan commitment as of June 30, 2013.

     The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. On June 23, 2011 and December 16, 2011, we entered into amendments to the U.S. Credit Facility, which, among other things, (i) temporarily suspended the requirement that we comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until the quarter ended December 30, 2012, (ii) modified the fixed charge coverage ratio financial covenant so that when the requirement to comply with this covenant resumed in the quarter ended December 30, 2012, we could calculate the fixed charge coverage ratio based upon a specified number of fiscal quarters selected by us, (iii) reduced the minimum allowable consolidated tangible net worth to the sum of $450 million plus 50% of our cumulative net income (excluding any losses) from December 16, 2011 through such date of calculation and (iv) increased the maximum allowable senior secured leverage ratio, determined for any period of four consecutive fiscal quarters ending on the last day of each fiscal quarter, to be no greater than 4.0 to 1.0 for periods calculated from September 24, 2012 and thereafter. We are currently in compliance with these financial covenants. The U.S. Credit Facility provides that we may not incur capital expenditures in excess of $350.0 million in either 2013 or 2014.

     All obligations under the U.S. Credit Facility are unconditionally guaranteed by certain of our subsidiaries and are secured by a first priority lien on (i) the accounts receivable and inventories of our company and our non-Mexico subsidiaries, (ii) 65% of the equity interests in our direct foreign subsidiaries and 100% of the equity interests in our other subsidiaries, (iii) substantially all of the personal property and intangibles of the borrowers and guarantors under the U.S. Credit Facility and (iv) substantially all of the real estate and fixed assets of our company and the guarantor subsidiaries under the U.S. Credit Facility.

     As of August 1, 2013, we have substantially completed negotiations with CoBank, ACB, as administrative agent and collateral agent, and received commitments from lenders, for an amendment and restatement of the U.S. Credit Agreement (the “Amended U.S. Credit Facility”). The Amended U.S. Credit Facility will provide for a $700.0 million revolving credit facility and the continuation of the existing Term B facility under the U.S. Credit Agreement. Additionally, the Amended U.S. Credit Facility will, among other things, (i) reduce revolving credit facility and Term B-1 loan pricing to LIBOR plus 2.25% through December 31, 2013 and, based on our net senior leverage ratio, between LIBOR plus 1.75% and LIBOR plus 3.75% thereafter, (ii) eliminate the fixed charge coverage ratio and senior secured leverage ratio financial covenants required under the U.S. Credit Facility, (iii) after May 1. 2014, provide us with the option to borrow under a multiple draw delayed draw term loan commitment of up to $400.0 million and (iv) provide us with the option to request an increase in the aggregate revolving loan commitment and the aggregate delayed draw term loan commitment by up to an additional $250.0 million and $500.0 million, respectively, in each case, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase. The revolving credit facility and delayed draw term loans will mature on the fifth anniversary of the closing date of the Amended U.S. Credit Facility. The Term B facility will mature on December 31, 2014. The pricing of the Term B-2 loans under the Amended U.S. Credit Facility will remain unchanged from the pricing in effect under the U.S. Credit Facility. The Amended U.S. Credit Facility will continue to be secured by substantially all of the assets of our company and our non-Mexico subsidiaries.

Mexico Credit Facility

     On October 19, 2011, Avícola Pilgrim’s Pride de México, S.A. de C.V. , Pilgrim’s Pride S. de R.L. de C.V. and certain other Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of our Mexico subsidiaries. As of June 30, 2013, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $43.1 million. There were no outstanding borrowings under the Mexico Credit Facility at June 30, 2013.

Off-Balance Sheet Arrangements

     We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $2.7 million as of June 30, 2013; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.

     We are a party to many routine contracts under which we provide general indemnities in the normal course of business to third parties for various risks. Among other considerations, we have not recorded a liability for any of these indemnities as, based upon the likelihood of payment, the fair value of such indemnities would not have a material impact on our financial condition, results of operations and cash flows.

Historical Flow of Funds

     Cash provided by operating activities was $310.9 million and $80.3 million for the twenty-six weeks ended June 30, 2013 and June 24, 2012, respectively. The increase in cash flows provided by operating activities was primarily a result of net income and working capital changes for the twenty-six weeks ended June 30, 2013 as compared to the twenty-six weeks ended June 24, 2012.

     Our working capital position, which we define as current assets less current liabilities, increased $39.1 million to $851.6 million and a current ratio of 2.16 at June 30, 2013 compared to $812.6 million and a current ratio of 2.11 at December 30, 2012. This increase was primarily the result of the generation of cash from operations. Our working capital position increased $96.4 million to $843.4 million and a current ratio of 2.16 at June 24, 2012 compared to $747.0 million and a current ratio of 2.04 at December 25, 2011. The increase was also caused by the generation of cash from operations.

     Cash used in operating activities related to increases in trade accounts and other receivables totaled $7.7 million and $2.1 million in the twenty-six weeks ended June 30, 2013 and June 24, 2012, respectively. Trade accounts and other receivables increased $7.9 million, or 2.0%, to $394.4 million at June 30, 2013 from $386.4 million at December 30, 2012. The change in trade accounts and other receivables resulted primarily from increased sales price per pound. Trade accounts and other receivables increased $1.9 million, or 0.5%, to $372.3 million at June 24, 2012 from $370.4 million at December 25, 2011. The change in trade accounts and other receivables was immaterial when compared to the previous year.

     Cash used in operating activities related to increases in inventories totaled $0.6 million and $109.6 million in the twenty-six weeks ended June 30, 2013 and June 24, 2012, respectively. Inventories increased $1.9 million, or 0.2%, to $952.2 million at June 30, 2013 from $950.3 million at December 30, 2012. The change in inventories was immaterial when compared to the previous year. Inventories increased $108.9 million, or 12.4%, to $988.0 million at June 24, 2012 from $879.1 million at December 25, 2011. The change in inventories was primarily due to increases in live chicken, finished chicken products and feed ingredients costs.

     Cash used in operating activities related to an increase in prepaid expenses and other current assets totaled $15.1 million in the twenty-six weeks ended June 30, 2013. Cash provided by operating activities related to a decrease in prepaid expenses and other current assets totaled $8.8 million in the twenty-six weeks ended June 24, 2012. Prepaid expenses and other current assets increased $15.1 million, or 27.0%, to $71.2 million at June 30, 2013 from $56.0 million at December 30, 2012. This change resulted primarily from a $11.1 million increase in outstanding derivatives and an increase of $4.4 million in tax receivables. Prepaid expenses and other current assets decreased $9.0 million, or 17.1%, to $43.4 million at June 24, 2012 from $52.4 million at December 25, 2011. This change resulted primarily from a $10.5 million decrease in prepaid grain purchases.

     Cash provided by operating activities related to a decrease in net income tax assets totaled $4.7 million in the twenty-six weeks ended June 30, 2013. Cash used in operating activities related to an increase in net income tax assets totaled $14.7 million in the twenty-six weeks ended June 24, 2012. Net income tax assets decreased $4.6 million, or 20.3%, to $17.9 million at June 30, 2013 from $22.5 million at December 30, 2012. This change resulted primarily from the accrual of income taxes payable in Mexico. Our income tax position increased $14.4 million, or 123.5%, to a net income tax asset of $2.7 million at June 24, 2012 from a net income tax liability of $11.7 million at December 25, 2011. This change resulted primarily from both a decrease in the reserve for unrecognized tax benefits and the recognition of income taxes receivable in Mexico.

     Cash used in investing activities was $46.1 million and $25.2 million for the twenty-six weeks ended June 30, 2013 and June 24, 2012, respectively. Capital expenditures totaled $49.0 million and $37.6 million in the twenty-six weeks ended June 30, 2013 and June 24, 2012, respectively. Capital expenditures increased by $11.4 million primarily because of the number of projects that were active at June 30, 2013 when compared to June 24, 2012. Capital expenditures for 2013 cannot exceed $350.0 million under the terms of the U.S. Credit Facility. Cash proceeds from property disposals in the twenty-six weeks ended June 30, 2013 and June 24, 2012 were $2.9 million and $12.5 million, respectively.

     Cash used in financing activities was $252.7 million in the twenty-six weeks ended June 30, 2013. Cash used in financing activities was $45.3 million in the twenty-six weeks ended June 24, 2012. Cash proceeds in the twenty-six weeks ended June 30, 2013 and June 24, 2012 from our revolving line of credit and long-term borrowings were $505.6 million and $391.3 million, respectively. Cash was used to repay our revolving line of credit, long-term borrowings and capital lease obligations totaling $758.3 million and $584.9 million for the twenty-six weeks ended June 30, 2013 and June 24, 2012, respectively. Cash used in the twenty-six weeks ended June 24, 2012 to repay the notes payable to JBS USA was $50.0 million. Cash proceeds in the twenty-six weeks ended June 24, 2012 from the sale of common stock in the Rights Offering were $198.3 million.

     In addition to our debt commitments at June 30, 2013, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of June 30, 2013 under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due by Period
		Less than	One to	Three to	Greater than
Contractual Obligations(a)	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
Long-term debt(b)	$913,996	$264	$410,215	$3,517	$500,000
Interest(c)	269,357	69,055	99,712	60,420	40,170
Capital leases	1,047	194	352	235	266
Operating leases	12,177	3,199	8,630	281	67
Derivative liabilities	766	766	—	—	—
Purchase obligations(d)	203,451	203,255	196	—	—
Total	$1,400,794	$276,733	$519,105	$64,453	$540,503

(a)	The total amount of our unrecognized tax benefits at June 30, 2013 was $16.5 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.
(b)	Long-term debt is presented before the unaccreted discount of $2.5 million and excludes $29.6 million in letters of credit outstanding related to normal business transactions. In April 2013, we paid approximately $141.2 million of its 2012 excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, we will no longer be required to make quarterly installment payments for our Term B loans. The Term B loans must be repaid in full at maturity on December 28, 2014.
(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of June 30, 2013.
(d)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

Recently Adopted Accounting Pronouncements

     We adopted Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, on December 31, 2012. The objective of this ASU is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of income. The amendments in this ASU are required to be applied prospectively. The adoption of this ASU did not have a significant impact on our financial position, operating results or cash flows.

Critical Accounting Policies

     During the twenty-six weeks ended June 30, 2013, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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

     Market risk is estimated as a hypothetical 10% change in the weighted-average cost of our primary feed ingredients as of June 30, 2013. However, fluctuations greater than 10% could occur. Based on our feed consumption during the thirteen weeks ended June 30, 2013, such a change would have resulted in a change to cost of sales of $88.1 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10% change in ending feed ingredient inventories at June 30, 2013 would be $16.0 million, excluding any potential impact on the production costs of our chicken inventories.

     We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal and wheat prices on June 30, 2013 would have resulted in a change of approximately $1.3 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.

Interest Rates

     Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 22.5% of our total debt at June 30, 2013. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.1 million for the thirteen weeks ended June 30, 2013. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at June 30, 2013.

     Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% decrease in interest rates would have increased the fair value of our fixed rate debt by approximately $8.8 million as of June 30, 2013.

Foreign Currency

     Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. As of June 30, 2013, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $2.1 million and a loss of $2.3 million in the twenty-six weeks ended June 30, 2013 and June 24, 2012, respectively. The average exchange rates for the twenty-six weeks ended June 30, 2013 and June 24, 2012 were 12.56 Mexican pesos to one U.S. dollar and 13.28 Mexican pesos to one U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

     Our Mexico operations sometimes purchase foreign currency derivative financial instruments, specifically exchange-traded forward contracts, in an attempt to mitigate foreign currency transaction exposure on U.S. dollar-denominated purchases. As of June 30, 2013, our Mexico operations held no foreign currency derivative instruments.

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

  Risk that the amounts of cash from operations, together with amounts available under our credit facilities, will not be sufficient to fund our operations;

  Management of our cash resources, particularly in light of our leverage;

  Restrictions imposed by our leverage;

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

  Our ability to maintain favorable labor relations with our employees and our compliance with labor laws;

  Extreme weather or natural disasters; and

  The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 as filed with the SEC.

     Actual results could differ materially from those projected in forward-looking statements as a result of these factors, among others, many of which are beyond our control.

     In making these statements, we are not undertaking, and specifically decline to undertake, any obligation to address or update each or any forward-looking statement or factor in future filings or communications regarding our business or results, and we are not undertaking to address how any of these factors may have caused changes to information contained in previous filings or communications. We must caution investors and others that other factors may in the future prove to be important and affect our business or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     Sheila Adams, et al. v. Pilgrim’s Pride Corporation. On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled “Sheila Adams, et al. v. Pilgrim’s Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 US C. § 192 of the Packers and Stockyards Act of 1921 (the “PSA”); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by nondisclosure. The case relates to our Farmerville, Louisiana; Nacogdoches, Texas; and the El Dorado, De Queen and Batesville, Arkansas complexes. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the U.S. District for the Eastern Court of Texas (“Marshall Court”). The motion was filed with the U.S. District Court for the Northern District of Texas-Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference. We filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs’ motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs’ Amended Complaint with the Marshall Court. A bench trial commenced on June 16, 2011. The trial concluded as to the El Dorado growers on August 25, 2011. On September 30, 2011, the Marshall Court issued its Findings of Facts and Conclusions of Law and Judgment finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e), and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. Oral argument occurred on December 3, 2012. The appeal has been submitted for a decision, but there is no deadline set for the Fifth Circuit Court of Appeals to issue a decision. As for the remaining claims, the bench trials relating to the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex began on July 16, 2012. That bench trial concluded on August 2, 2012. The Marshall Court has not issued a decision. Additionally, the bench trials relating to the claims asserted by the plaintiffs from the Nacogdoches, Texas complex began on September 12, 2012. The trial has not concluded and the Marshall Court has not scheduled a date for resuming the trial. The remaining bench trial for the plaintiffs from the De Queen and Batesville, Arkansas complexes was scheduled for October 29, 2012, but that trial date was canceled. The Marshall Court has not scheduled new dates for that bench trial. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment. While the outstanding judgment is reasonably possible, the Company has recorded an estimated probable loss that is less than the outstanding judgment. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers’ claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers’ individual claims and there can be no assurances that other similar claims may not be brought against the Company.

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

ERISA Claims and Proceedings

     On December 17, 2008, Kenneth Patterson filed suit in the U.S. District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, our Compensation Committee and other unnamed defendants (the “Patterson action”). On January 2, 2009, a nearly identical suit was filed by Denise M. Smalls in the same court against the same defendants (the “Smalls action”). The complaints in both actions, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 US C. § 1132, alleged that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim’s Pride Stock Investment Plan (the “Stock Plan”), as administered through the Pilgrim’s Pride Retirement Savings Plan (the “RSP”), and the To-Ricos, Inc. Employee Savings and Retirement Plan (the “To-Ricos Plan”) (collectively, the “Plans”) by failing to sell the common stock held by the Plans before it declined in value in late 2008. Patterson and Smalls further alleged that they purported to represent a class of all persons or entities who were participants in or beneficiaries of the Plans at any time between May 5, 2008 through the present and whose accounts held our common stock or units in our common stock. Both complaints sought actual damages in the amount of any losses the Plans suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plans’ participants.

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

     Profitability in the chicken industry is materially affected by the commodity prices of feed ingredients and market prices of chicken, which are determined by supply and demand factors. As a result, the chicken industry is subject to cyclical earnings fluctuations.

     The price of feed ingredients is positively or negatively affected primarily by the global level of supply inventories and demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry's and our ability to obtain feed ingredients, grow chickens or deliver products. More recently, feed prices have been impacted by increased demand both domestically for ethanol and globally for protein production, as well as grain production levels outside the U.S.

     Market prices for feed ingredients remained at historically high levels throughout 2012 and the first half of 2013. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that the price of corn or soybean meal will not continue to rise as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.

     Volatility in feed ingredient prices has had, and may continue to have, a materially adverse effect on our operating results, which has resulted in, and may continue to result in, additional noncash expenses due to impairment of the carrying amounts of certain of our assets. We periodically seek, to the extent available, to enter into advance purchase commitments or financial derivative contracts for the purchase of feed ingredients in an effort to manage our feed ingredient costs. The use of these instruments may not be successful. In addition, we have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase exposures as cash flow hedges. Therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. Unexpected changes in the fair value of these instruments could adversely affect the results of our operations. Although we have sought to mitigate the impact of feed price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed price contracts, these changes will not eliminate the impact of changes in feed ingredient prices on our profitability and would prevent us from profiting on such contracts during times of declining market prices of chicken.

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

     During the past year, there was substantial publicity regarding a highly pathogenic strain of avian influenza, known as H7N3, which has affected several states in central Mexico. There are several hypotheses about the cause of the outbreak in Mexico, including transmission from wild birds or the possibility of introduction through poultry trade. Through June 2013, the Mexican government and poultry industry have culled approximately 28.3 million birds. The disease has been found in approximately 90 commercial facilities, including one Pilgrim's breeder farm. The Mexican government and poultry industry undertook an extensive vaccination program with the goal of administering approximately 210 million doses per month. To prevent further spread, the Mexican government also authorized the administration of 205 million doses of vaccine to “long-life” birds in nine Mexican states with priority given to progenitor birds (producing breeder hens), breeders (producing broiler chicks and layer chicks for table eggs) and layers.

     During the first half of 2013, there was also substantial publicity regarding a low pathogenic strain of avian influenza, known as H7N9, which has been affecting eastern and northern China in and around the cities of Shanghai and Beijing. It is widely believed that H7N9 circulates in wild birds and may be transmitted to domestic poultry. H7N9 is also believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease. Through June 2013, there were 133 confirmed cases, including 43 deaths, of H7N9 infection in humans.

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

     As of June 30, 2013, we employed approximately 32,500 persons in the U.S. and approximately 5,000 persons in Mexico. Approximately 36.1% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2013 through 2016 with the exception of seven locations where collective bargaining agreements expired in 2012 or 2013 and remain subject to ongoing negotiations. We have not experienced any labor-related work stoppage at any location in over nine years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will be in some stage of contract negotiations with various collective bargaining units. The Company is currently in negotiations with union locals in seven locations, and there is no assurance that agreement will be reached or, if reached, will be on terms that are favorable to the Company. In the absence of an agreement, we may become subject to labor disruption at any of these locations, which could have an adverse effect on our financial results.

We may face significant costs for compliance with existing or changing environmental, health and safety requirements and for potential environmental obligations relating to current or discontinued operations.

     Our operations are subject to extensive and increasingly stringent federal, state, local and foreign laws and regulations pertaining to the protection of the environment, including those relating to the discharge of materials into the environment, the handling, treatment and disposal of wastes and remediation of soil and groundwater contamination. Failure to comply with these requirements could have serious consequences for us, including criminal as well as civil and administrative penalties, claims for property damage, personal injury and damage to natural resources and negative publicity. Compliance with existing or changing environmental requirements, including more stringent limitations imposed or expected to be imposed in recentlyrenewed or soon-to be renewed environmental permits, will require capital expenditures for installation of new or upgraded pollution control equipment at some of our facilities.

     Operations at many of our facilities require the treatment and disposal of wastewater, stormwater and agricultural and food processing wastes, the use and maintenance of refrigeration systems, including ammonia-based chillers, noise, odor and dust management, the operation of mechanized processing equipment, and other operations that potentially could affect the environment, health and safety. Some of our facilities have been operating for many years, and were built before current environmental standards were imposed, and/or in areas that recently have become subject to residential and commercial development pressures. Failure to comply with current and future environmental, health and safety standards could result in the imposition of fines and penalties, and we have been subject to such sanctions from time to time. We are upgrading wastewater treatment facilities at a number of these locations, either pursuant to consent agreements with regulatory authorities or on a voluntary basis in anticipation of future permit requirements.

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

     New environmental, health and safety requirements, stricter interpretations of existing requirements, or obligations related to the investigation or clean-up of contaminated sites, may materially affect our business or operations in the future.

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

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended June 30, 2013 and June 24, 2012.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101. INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: August 1, 2013	/s/ Fabio Sandri
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

12	Ratio of Earnings to Fixed Charges for the twenty-six weeks ended June 30, 2013 and June 24, 2012.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.

**	Furnished herewith.