Form 10-Q
period 2013-09-29
PILGRIMS PRIDE CORP
filed 2013-10-31
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of October 31, 2013, was 259,029,033.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2013	December 30, 2012
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$330,316	$68,180
Trade accounts and other receivables, less allowance for doubtful
accounts	407,002	384,930
Account receivable from JBS USA, LLC	4,454	1,514
Inventories	911,086	950,296
Income taxes receivable	66,649	54,719
Prepaid expenses and other current assets	72,825	56,047
Assets held for sale	25,320	27,042
Total current assets	1,817,652	1,542,728
Deferred tax assets	59,620	97,431
Other long-lived assets	38,831	45,523
Identified intangible assets, net	33,960	38,266
Property, plant and equipment, net	1,159,358	1,189,921
Total assets	$3,109,421	$2,913,869

Accounts payable	$370,034	$312,365
Account payable to JBS USA, LLC	5,893	13,436
Accrued expenses and other current liabilities	302,095	283,540
Income taxes payable	—	468
Current deferred tax liabilities	80,849	104,482
Current maturities of long-term debt	396	15,886
Total current liabilities	759,267	730,177
Long-term debt, less current maturities	912,019	1,148,870
Other long-term liabilities	84,566	125,825
Total liabilities	1,755,852	2,004,872
Common stock	2,590	2,590
Additional paid-in capital	1,644,418	1,642,003
Accumulated deficit	(263,507)	(669,711)
Accumulated other comprehensive loss	(32,397)	(68,511)
Total Pilgrim’s Pride Corporation stockholders’ equity	1,351,104	906,371
Noncontrolling interest	2,465	2,626
Total stockholders’ equity	1,353,569	908,997
Total liabilities and stockholders’ equity	$3,109,421	$2,913,869

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	September 23,	September 29,	September 23,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net sales	$2,142,815	$2,068,478	$6,363,863	$5,931,720
Cost of sales	1,906,242	1,962,343	5,726,348	5,571,431
Gross profit	236,573	106,135	637,515	360,289
Selling, general and administrative expense	43,797	41,782	131,888	131,477
Administrative restructuring charges	3,658	2,647	4,622	5,921
Operating income	189,118	61,706	501,005	222,891
Interest expense, net of capitalized interest	20,413	25,260	68,199	78,430
Interest income	(571)	(256)	(1,494)	(886)
Foreign currency transaction losses (gains), net	2,682	(7,701)	4,771	(5,417)
Miscellaneous, net	(8)	413	(730)	(272)
Income before income taxes	166,602	43,990	430,259	151,036
Income tax expense (benefit)	5,578	1,049	24,216	(656)
Net income	161,024	42,941	406,043	151,692
Less: Net income (loss) attributable to noncontrolling
interests	107	10	(161)	230
Net income attributable to Pilgrim’s Pride Corporation	$160,917	$42,931	$406,204	$151,462
Weighted average shares of common stock outstanding:
Basic	258,826	258,726	258,825	247,005
Effect of dilutive common stock equivalents	560	111	341	98
Diluted	259,386	258,837	259,166	247,103
Net income per share of common stock outstanding:
Basic	$0.62	$0.17	$1.57	$0.61
Diluted	$0.62	$0.17	$1.57	$0.61

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	September 23,	September 29,	September 23,
	2013	2012	2013	2012
	(In thousands)
Net income	$161,024	$42,941	$406,043	$151,692
Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale
securities, net of tax	—	(12)	—	(12)
Gains (losses) associated with pension and other
postretirement benefits, net	313	(5,115)	36,114	(16,140)
Total other comprehensive income (loss), net of tax	313	(5,127)	36,114	(16,152)
Comprehensive income	161,337	37,814	442,157	135,540
Less: Comprehensive income (loss) attributable to
noncontrolling interests	107	10	(161)	230
Comprehensive income attributable to
Pilgrim’s Pride Corporation	$161,230	$37,804	$442,318	$135,310

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock				Accumulated
			Additional		Other
			Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 30, 2012	258,999	$2,590	$1,642,003	$(669,711)	$(68,511)	$2,626	$908,997
Comprehensive income:
Net income (loss)	—	—	—	406,204	—	(161)	406,043
Other comprehensive income, net of tax:
Gains associated with pension and other
postretirement benefit obligations, net of tax of $0	—	—	—	—	36,114	—	36,114
Total comprehensive income							442,157
Share-base compensation plans:
Common stock issued under compensation plans	30	—	—	—	—	—	—
Requisite service period recognition	—	—	2,415	—	—	—	2,415
Balance at September 29, 2013	259,029	$2,590	$1,644,418	$(263,507)	$(32,397)	$2,465	$1,353,569

Balance at December 25, 2011	214,282	$2,143	$1,443,484	$(843,945)	$(46,070)	$2,818	$558,430
Comprehensive income:
Net income	—	—	—	151,462	—	230	151,692
Other comprehensive loss, net of tax:
Net unrealized holding losses on available-for-sale
securities, net of tax of $0	—	—	—	—	(12)	—	(12)
Losses associated with pension and other
postretirement benefit obligations, net of tax of $0	—	—	—	—	(16,140)	—	(16,140)
Total other comprehensive loss, net of tax							(16,152)
Total comprehensive income							135,540
Issuance of common stock	44,444	444	197,837	—	—	—	198,281
Share-based compensation plans:
Common stock issued under compensation plans	273	3	—	—	—	—	3
Requisite service period recognition	—	—	462	—	—	—	462
Balance at September 23, 2012	258,999	$2,590	$1,641,783	$(692,483)	$(62,222)	$3,048	$892,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-Nine Weeks Ended
	September 29, 2013	September 23, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$406,043	$151,692
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	113,853	108,411
Foreign currency transaction losses (gains)	3,734	(5,620)
Accretion of bond discount	342	342
Asset impairment	3,457	1,342
Loss (gain) on property disposals	(509)	5,134
Share-based compensation	2,415	465
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	—	8,153
Trade accounts and other receivables	(25,458)	(3,172)
Inventories	39,421	(94,972)
Prepaid expenses and other current assets	(17,304)	(1,120)
Accounts payable, accrued expenses and other current liabilities	69,895	9,636
Income taxes	(1,818)	(14,428)
Deposits	1,898	734
Long-term pension and other postretirement obligations	(3,174)	(7,120)
Other operating assets and liabilities	3,921	(3,516)
Cash provided by operating activities	596,716	155,961
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(76,293)	(62,110)
Purchases of investment securities	—	(162)
Proceeds from sale or maturity of investment securities	—	688
Proceeds from property disposals	3,330	28,687
Cash used in investing activities	(72,963)	(32,897)
Cash flows from financing activities:
Proceeds from revolving line of credit	505,600	595,800
Payments on revolving line of credit, long-term borrowings and capital lease
obligations	(758,283)	(853,008)
Payment of note payable to JBS USA	—	(50,000)
Proceeds from sale of common stock	—	198,282
Payment of capitalized loan costs	(5,006)	—
Cash used in financing activities	(257,689)	(108,926)
Effect of exchange rate changes on cash and cash equivalents	(3,928)	(717)
Increase in cash and cash equivalents	262,136	13,421
Cash and cash equivalents, beginning of period	68,180	41,609
Cash and cash equivalents, end of period	$330,316	$55,030

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

     Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 100 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim’s has approximately 37,500 employees and has the capacity to process 35.6 million birds per week for a total of approximately 10.1 billion pounds of live chicken annually. Approximately 4,100 contract growers supply poultry for the Company’s operations. As of September 29, 2013, JBS USA Holdings, Inc. (“JBS USA”), a wholly owned indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.5% of the Company’s outstanding common stock.

Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended September 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 29, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012.

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

     As of September 29, 2013 and December 30, 2012, the Company held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities and deferred compensation plan assets. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity and foreign currency derivative instruments. The Company maintains nonqualified deferred compensation plans for executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The following items were measured at fair value on a recurring basis:

	September 29, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$1,394	$—	$—	$1,394
Derivative assets - commodity options instruments	—	1,822	—	1,822
Derivative assets - foreign currency futures instruments	238	—	—	238
Deferred compensation plan assets	7,440	—	—	7,440
Derivative liabilities - commodity futures instruments	(3,545)	—	—	(3,545)

	December 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$1,821	$—	$—	$1,821
Deferred compensation plan assets	7,591	—	—	7,591
Derivative liabilities - commodity futures instruments	(1,530)	—	—	(1,530)

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

	September 29, 2013		December 30, 2012
	Carrying	Fair	Carrying	Fair	Note
	Amount	Value	Amount	Value	Reference
		(In thousands)
Derivative assets - commodity futures instruments	$1,394	$1,394	$1,821	$1,821	5
Derivative assets - commodity options instruments	1,822	1,822	—	—	5
Derivative assets - foreign currency futures instruments	238	238	—	—	5
Deferred compensation plan assets	7,440	7,440	7,591	7,591
Derivative liabilities - commodity futures instruments	(3,545)	(3,545)	(1,530)	(1,530)	5
Long-term debt and other borrowing arrangements	(912,415)	(973,089)	(1,164,756)	(1,208,730)	8

     Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Deferred compensation plan assets were recorded at fair value based on quoted market prices and are included in the line item Other assets in the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at September 29, 2013 or December 30, 2012, as applicable.

     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges when required by U.S. GAAP. Certain long-lived assets held for sale with a carrying amount of $25.5 million were written down to their fair value of $22.4 million, resulting in a loss of $3.1 million recorded in earnings during the thirty-nine weeks ended September 29, 2013. These assets are classified as Level 2 assets because their fair value can be corroborated based on observable market data.

3. TRADE ACCOUNTS AND OTHER RECEIVABLES

     Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	September 29, 2013	December 30, 2012
	(In thousands)
Trade accounts receivable	$399,290	$381,747
Account receivable from JBS USA, LLC	4,454	1,514
Employee receivables	22	48
Other receivables	12,827	6,892
Receivables, gross	416,593	390,201
Allowance for doubtful accounts	(5,137)	(3,757)
Receivables, net	$411,456	$386,444

4. INVENTORIES

     Inventories consisted of the following:

	September 29, 2013	December 30, 2012
	(In thousands)
Live chicken and hens	$420,644	$405,335
Feed, eggs and other	244,250	307,500
Finished chicken products	245,939	237,159
Total chicken inventories	910,833	949,994
Commercial feed and other	253	302
Total inventories	$911,086	$950,296

5. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil, sorghum, natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for approximately the next 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. The Company will sometimes take a short position on a derivative instrument to minimize the impact of a commodity's price volatility on its operating results. The Company will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of its Mexico operations that are denominated in Mexican pesos. The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts.

     We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase transaction exposures or fluctuations in foreign currency as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized net gains of $8.0 million and $5.9 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended September 29, 2013 and September 23, 2012, respectively. We also recognized net gains of $21.9 million and $3.7 million related to changes in the fair value of our derivative financial instruments during the thirty-nine weeks ended September 29, 2013 and September 23, 2012, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers are included in the following table:

	September 29, 2013	December 30, 2012
	(Fair values in thousands)
Fair values:
Commodity derivative assets, gross	$3,216	$1,821
Commodity derivative liabilities, gross	(3,545)	(1,530)
Cash collateral posted with (owed to) brokers	9,423	(166)
Foreign currency derivative assets, gross	238	—
Derivatives Coverage(a):
Corn	(0.3)%	—%
Soybean meal	(2.4)%	—%
Period through which stated percent of needs are covered:
Corn	December 2014	December 2013
Soybean meal	March 2014	December 2013

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment (“PP&E”), net consisted of the following:

	September 29, 2013	December 30, 2012
	(In thousands)
Land	$65,341	$63,788
Buildings	1,083,288	1,081,059
Machinery and equipment	1,535,378	1,498,280
Autos and trucks	58,379	58,526
Construction-in-progress	48,263	47,927
PP&E, gross	2,790,649	2,749,580
Accumulated depreciation	(1,631,291)	(1,559,659)
PP&E, net	$1,159,358	$1,189,921

     The Company recognized depreciation expense of $34.3 million and $32.5 million during the thirteen weeks ended September 29, 2013 and September 23, 2012, respectively. We also recognized depreciation expense of $102.3 million and $96.7 million during the thirty-nine weeks ended September 29, 2013 and September 23, 2012, respectively.

     During the thirteen and thirty-nine weeks ended September 29, 2013, the Company sold certain PP&E for cash of $0.4 million and $3.3 million, respectively, and recognized net gains on these sales of $53,000 and $2.0 million, respectively. PP&E sold in 2013 included vehicle maintenance centers in Arkansas, Texas and Georgia, an idled hatchery in North Carolina, excess land in Texas and miscellaneous equipment. During the thirteen and thirty-nine weeks ended September 23, 2012, the Company sold certain PP&E for cash of $16.2 million and $28.7 million, respectively, and recognized net losses on these sales of $1.9 million and $1.4 million, respectively. PP&E sold in 2012 included a commercial egg operation in Texas, a vacant office building in Texas, an idled processing plant in Georgia, an idled feed mill in Arkansas, idled hatcheries in Alabama, Arkansas and Georgia, an idled distribution center in Louisiana, various broiler and breeder farms in Texas, both developed and undeveloped land in Texas and miscellaneous processing equipment.

     The Company scrapped certain unused or obsolete PP&E recognizing net losses of $0.3 million and $2.6 million, during the thirteen weeks ended September 29, 2013 and September 23, 2012, respectively. We also recognized net losses of $1.5 million and $3.7 million during the thirty-nine weeks ended September 29, 2013 and September 23, 2012, respectively.

     Management has committed to the sale of certain properties and related assets, including, but not limited to, processing plants and an office building, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At September 29, 2013 and December 30, 2012, the Company reported properties and related assets totaling $25.3 million and $27.0 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. For the thirty-nine weeks ended September 29, 2013 and September 23, 2012, the Company recognized impairment expense on certain of these assets of $3.1 million and $1.3 million, respectively.

     As part of the exit or disposal activities discussed in “Note 13. Exit or Disposal Activities,” the Company closed or idled various processing complexes, processing plants, hatcheries and broiler farms throughout the U.S. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At September 29, 2013, the carrying amount of these idled assets was $55.0 million based on depreciable value of $149.4 million and accumulated depreciation of $94.4 million.

     The Company last tested the recoverability of its long-lived assets held and used in December 2012. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the thirteen weeks ended September 29, 2013 that required the Company to test its long-lived assets held and used, other than the long-lived assets related to the Batesville, Arkansas complex, for recoverability.

     On October 25, 2013, we sold our smallest processing complex, located in Batesville, Arkansas, to a producer in a niche chicken market in which we do not compete. During the thirteen weeks ended September 29, 2013, the company recognized impairment expense of $0.4 million related to this complex. We view this transaction as a constructive step forward in aligning our facilities to our long-term growth strategy.

7. CURRENT LIABILITIES

     Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	September 29, 2013	December 30, 2012
	(In thousands)
Accounts payable:
Trade accounts	$294,131	$252,644
Book overdrafts	74,911	58,066
Other payables	992	1,655
Total accounts payable	370,034	312,365
Accounts payable to JBS USA, LLC	5,893	13,436
Accrued expenses and other current liabilities:
Compensation and benefits	83,107	77,376
Interest and debt-related fees	17,560	10,740
Insurance and self-insured claims	117,119	108,806
Commodity derivative liabilities:
Futures	3,545	1,530
Other accrued expenses	80,764	85,088
Total accrued expenses and other current liabilities	302,095	283,540
	$678,022	$609,341

8. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

     Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	September 30, 2013	December 30, 2012
		(In thousands)
Senior notes, at 7 ⅞%, net of unaccreted discount	2018	$497,643	$497,301
U.S. Credit Facility (defined below):
Term B-1 note payable at 2.44% and 4.75%	2014	204,880	275,443
Term B-2 note payable at 9.00%	2014	205,219	283,647
Revolving note payable on which the Company had funds borrowed at 4.25% at December 30, 2012	2018	—	103,600
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 2.25% or Equilibrium Interbank Interest Rate plus 4.5%	2014	—	—
Other	Various	4,673	4,765
Long-term debt		912,415	1,164,756
Less: Current maturities of long-term debt		(396)	(15,886)
Long-term debt, less current maturities		$912,019	$1,148,870

Senior and Subordinated Notes

     At September 29, 2013, the Company had an aggregate principal balance outstanding of $500.0 million of 7 ⅞% Senior Notes due 2018 (the “2018 Notes”) that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. The indenture governing the 2018 Notes contains various covenants that may adversely affect our ability, among other things, to incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. Additionally, the Company had an aggregate principal balance of $3.9 million of 7 ⅝% senior unsecured notes, 8 ⅜% senior subordinated unsecured notes and 9 ¼% senior unsecured notes outstanding at September 29, 2013.

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

     JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company agreed to reimburse JBS USA for the letter of credit costs the Company would otherwise incur under its U.S. Credit Facility (as defined below). During the thirteen and thirty-nine weeks ended September 29, 2013, the Company reimbursed JBS USA $0.6 million and $1.8 million, respectively, for letter of credit costs. As of September 29, 2013, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

U.S. Credit Facility

     Pilgrim’s and certain of its subsidiaries entered into a credit agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto, which was amended and restated on August 7, 2013. The U.S. Credit Facility currently provides for a $700.0 million revolving credit facility, a Term B facility of approximately $410.1 million and a delayed draw term loan commitment of up to $400 million (the “Delayed Draw Term Loans”). The Company can draw upon the Delayed Draw Term Loan commitment, in one or more advances, between May 1, 2014 and December 28, 2014. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Delayed Draw Term Loan commitment by up to an additional $500.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. The U.S. Credit Facility also provides for a $100 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. The Term B Loans mature on December 28, 2014 with all principal and unpaid interest due at maturity. The revolving loan commitment under the U.S. Credit Facility matures on August 7, 2018. Any Delayed Draw Term Loans would be payable in quarterly installments beginning in fiscal year 2015 equal to 1.875% of the principal outstanding as of December 28, 2014, with all remaining principal and interest due at maturity on August 7, 2018.

     On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the U.S. Credit Facility that it recognized as an asset on its balance sheet. On August 7, 2013, the Company paid loan costs totaling $5.0 million related to the amendment and restatement to the U.S. Credit Facility that is recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to interest expense over the life of the U.S. Credit Facility.

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2012, the Company was required to pay approximately $141.2 million of its cash flow toward the outstanding principal under the Term B loans, which the Company paid on April 29, 2013. The excess cash flow payments have been and will continue to be applied to installments of the Term B loans ratably in accordance with the then outstanding amounts thereof. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds received by the Company from the Rights Offering were not subject to this requirement. On September 29, 2013, a principal amount of $410.1 million under the Term B loans commitment was outstanding.

     Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank, ACB. As of September 29, 2013, the applicable borrowing base was $700.0 million, the amount available for borrowing under the revolving loan commitment was $670.4 million. The Company had letters of credit of $29.6 million and no outstanding borrowings under the revolving loan commitment as of September 29, 2013.

     The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. The U.S. Credit Facility requires the Company to comply with a minimum level of tangible net worth covenant. The Company is currently in compliance with this financial covenant. All other financial covenants were eliminated in connection with the August 7, 2013 amendment and restatement to the U.S. Credit Facility. The U.S. Credit Facility also provides that the Company may not incur capital expenditures in excess of $350.0 million in any fiscal year.

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

Mexico Credit Facility

     On October 19, 2011, Avícola Pilgrim’s Pride de México, S.A. de C.V. , Pilgrim’s Pride S. de R.L. de C.V. and certain other Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company’s Mexico subsidiaries. As of September 29, 2013, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $42.4 million. There were no outstanding borrowings under the Mexico Credit Facility at September 29, 2013.

9. INCOME TAXES

     The Company recorded income tax expense of $24.2 million, a 5.6% effective tax rate, for the thirty-nine weeks ended September 29, 2013, compared to an income tax benefit of $0.7 million, a (0.4)% effective tax rate, for the thirty-nine weeks ended September 23, 2012. The income tax expense recognized for the thirty-nine weeks ended September 29, 2013 was primarily the result of the tax expense recorded on the Company’s year-to-date income, offset by a decrease in valuation allowance as a result of year-to-date earnings.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 29, 2013, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal, state and a portion of its foreign net deferred tax assets is more likely than not to be realized.

     For the thirty-nine weeks ended September 29, 2013 and September 23, 2012, there is no tax effect reflected in other comprehensive income because the Company has a valuation allowance.

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

     On September 13, 2013, the Internal Revenue Service (IRS) issued the final, revised Tangible Property Repair Regulations for Internal Revenue Code (IRC) Sections 162(a) and 263(a) which modify and supersede the Temporary Regulations that were issued on December 23, 2011. In addition, the IRS released new proposed regulations for dispositions of tangible property under IRC Section 168. These final and proposed regulations are effective for tax years beginning January 1, 2014. The Company is assessing the applicability of the regulations to the Company’s tax fixed assets. The Company plans to complete this analysis during the fourth quarter of 2013.

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans in the thirteen weeks ended September 29, 2013 and September 23, 2012 totaled $1.9 million and $2.0 million, respectively. Expenses recognized under all of these retirement plans in the thirty-nine weeks ended September 29, 2013 and September 23, 2012 totaled $5.7 million and $6.0 million, respectively.

     Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 29, 2013		September 23, 2012		September 29, 2013		September 23, 2012
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Service cost	$(20)	$—	$13	$—	$—	$—	$38	$—
Interest cost	1,988	20	2,147	25	5,965	59	6,204	72
Estimated return on plan assets	(1,349)	—	(2,126)	—	(4,048)	—	(4,997)	—
Amortization of net loss (gain)	250	—	(483)	(1)	751	—	348	(2)
Net costs	$869	$20	$(449)	$24	$2,668	$59	$1,593	$70

     During the thirteen and thirty-nine weeks ended September 29, 2013, the Company contributed $3.3 million and $6.4 million, respectively, to its defined benefit plans.

     The Company remeasures both plan assets and obligations on a quarterly basis. The fair value of plan assets increased from $92.3 million at December 30, 2012 to $101.9 million at September 29, 2013 because of better than expected returns on the invested assets. Projected benefit obligation decreased from $196.4 million at December 30, 2012 to $166.1 million at September 29, 2013 because of an increase of 0.85 percentage points in the discount rate used to calculate the present value of the obligation.

     The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

11. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

     At both September 29, 2013 and December 30, 2012, accumulated other comprehensive loss consisted solely of unrealized actuarial losses related to the Company’s defined benefit pension and other postretirement plans. The following tables provide information regarding the changes in these unrealized actuarial losses during the thirty-nine weeks ended September 29, 2013:

Changes in Unrealized Actuarial Losses(a)
(In thousands)
Balance, beginning of period	$(68,511)
Other comprehensive income before reclassifications	35,363
Amounts reclassified from accumulated other comprehensive loss to net income	751
Net current period other comprehensive income	36,114
Balance, end of period	$(32,397)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(a)		Affected Line Item in the Condensed Consolidated Statement of Income
	(In thousands)
Amortization of defined benefit pension and other
postretirement plan actuarial losses:
Union Plan(b)	$(27)	(d)	Cost of goods sold
Legacy Gold Kist Plans(c)	(724)	(d)	Selling, general and administrative expense
Total before tax	(751)
Tax benefit (expense)	—
Total reclassification for the period	$(751)		Net of tax

(a)	Amounts in parentheses represent debits to results of operations.
(b)	The Company sponsors the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”), a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.
(c)	The Company sponsors the Pilgrim’s Pride Plan for Legacy Gold Kist Employees, a qualified defined benefit pension plan covering certain eligible U.S. employees who were employed at locations that the Company purchased through its acquisition of Gold Kist in 2007, the Former Gold Kist Inc. Supplemental Executive Retirement Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist executives, the Former Gold Kist Inc. Directors’ Emeriti Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist directors and the Gold Kist Inc. Retiree Life Insurance Plan, a defined benefit postretirement life insurance plan covering certain retired Gold Kist employees (collectively, the “Legacy Gold Kist Plans”).
(d)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 10. Pension and Other Postretirement Benefits” to the Condensed Consolidated Financial Statements.

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

12. INCENTIVE COMPENSATION

     The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $12.5 million in costs related to the STIP at September 29, 2013 related to cash bonus awards that could potentially be awarded during the remainder of 2013 and 2014.

     The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At September 29, 2013, we have reserved approximately 6.6 million shares of common stock for future issuance under the LTIP.

     The following awards existed during the thirty-nine weeks ended September 29, 2013:

						Estimated
Award		Award		Vesting		Forfeiture	Settlement
Type	Benefit Plan	Quantity	Grant Date	Condition	Vesting Date	Rate	Method
RSA	Employment Agreement	100,000	January 14, 2011	Service	January 3, 2013	—%	Stock
RSA	Employment Agreement	100,000	January 14, 2011	Service	January 3, 2014	—%	Stock
RSA	LTIP	72,675	August 27, 2012	Service	April 27, 2014	—%	Stock
RSU	LTIP	608,561	February 4, 2013	Service	December 31, 2014	9.6559%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2015	—%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2016	—%	Stock
RSU	LTIP	206,933	February 26, 2013	Service	December 31, 2014	—%	Stock

     Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
	(In thousands)
Share-based compensation costs:
Cost of goods sold	$102	$—	$255	$—
Selling, general and administrative expenses	711	166	2,160	464
Total	$813	$166	$2,415	$464

Income tax benefit	$151	$—	$488	$—

     The Company’s RSA and RSU activity is included below:

	Thirty-Nine Weeks Ended
	September 29, 2013		September 23, 2012
		Weighted Average		Weighted Average
	Number	Grant Date Fair Value	Number	Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of period	273	$6.54	200	$7.10
Granted	30	8.72	—	—
Vested	(100)	7.10	—	—
Outstanding at end of period	203	$6.59	200	$7.10

RSUs:
Outstanding at beginning of period	—	$—	—	$—
Granted	815	8.82	—	—
Forfeited	(72)	8.89	—	—
Outstanding at end of period	743	$8.81	—	$—

     At September 29, 2013, the total unrecognized compensation cost related to all nonvested awards was $5.5 million. That cost is expected to be recognized over a weighted average period of 1.25 years.

     Historically, we have issued new shares to satisfy award conversions.

13. EXIT OR DISPOSAL ACTIVITIES

     From time to time, the Company will incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans, each of which is approved by the Company’s Board of Directors, focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. Specific exit or disposal efforts that were ongoing during either the thirteen and thirty-nine weeks ended September 29, 2013 or the thirteen and thirty-nine weeks ended September 23, 2012 included the following:

	Facility Closures(a)	Administrative Integration(b)	Total
	(In thousands, except positions eliminated)
Earliest implementation date	October 2008	January 2010
Latest expected completion date	September 2014	September 2012
Positions eliminated	2,410	480	2,890
Costs incurred and expected to be incurred:
Employee-related costs	$2,492	$864	$3,356
Asset impairment costs	15,878	37,362	53,240
Inventory valuation costs	344	—	344
Other exit or disposal costs	15,206	4,112	19,318
Total exit or disposal costs	$33,920	$42,338	$76,258
Costs incurred since earliest implementation date:
Employee-related costs	$2,492	$864	$3,356
Asset impairment costs	15,878	37,362	53,240
Inventory valuation costs	344	—	344
Other exit or disposal costs	13,749	4,112	17,861
Total exit or disposal costs	$32,463	$42,338	$74,801

	Thirteen Weeks Ended September 29, 2013			Thirteen Weeks Ended September 23, 2012
	Facility Closures	Administrative Integration	Total	Facility Closures	Administrative Integration	Total
	(In thousands)
Asset impairment costs	$2,629	$466	$3,095	$—	$—	$—
Other exit or disposal costs	563	—	563	805	1,993	2,798
Total exit or disposal costs	$3,192	$466	$3,658	$805	$1,993	$2,798

	Thirty-Nine Weeks Ended September 29, 2013			Thirty-Nine Weeks Ended September 23, 2012
	Facility Closures	Administrative Integration	Total	Facility Closures	Administrative Integration	Total
	(In thousands)
Employee-related costs	$—	$—	$—	$78	$—	$78
Asset impairment costs	2,629	466	3,095	960	382	1,342
Other exit or disposal costs	1,527	—	1,527	2,737	1,993	4,730
Total exit or disposal costs	$4,156	$466	$4,622	$3,775	$2,375	$6,150

(a)	Significant facilities closed included one processing plant in 2008, two processing plants in 2009, two processing plants in the transition period and one processing plant in 2011. The transition period began September 27, 2009 and ended December 27, 2009 and resulted from the Company’s change in its fiscal year end from the Saturday nearest September 30 each year to the last Sunday in December of each year.

(b)	Company management implemented certain activities to integrate the administrative functions of the Company into those of JBS USA. These included the closures of administrative offices in Georgia and Texas.

     Accrued severance costs are included in Accrued expenses and other current liabilities and accrued inventory charges are included in Inventories on the accompanying Condensed Consolidated Balance Sheets. The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during the thirty-nine weeks ended September 29, 2013 and September 23, 2012:

	Accrued Severance	Accrued Inventory Charges	Total
	(In thousands)
Balance at December 30, 2012	$—	$808	$808
Accruals	—	—	—
Payment /Disposal	—	(808)	(808)
Adjustments	—	—	—
Balance at September 29, 2013	$—	$—	$—

Balance at December 25, 2011	$90	$793	$883
Accruals	—	151	151
Payment /Disposal	(155)	(136)	(291)
Adjustments	78	—	78
Balance at September 23, 2012	$13	$808	$821

     Exit or disposal costs were included on the following lines in the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
	(In thousands)
Cost of sales	$—	$151	$—	$229
Administrative restructuring charges	3,658	2,647	4,622	5,921
Total exit or disposal costs	$3,658	$2,798	$4,622	$6,150

     Certain exit or disposal costs were classified as Administrative restructuring charges on the accompanying Condensed Consolidated Statements of Income because management believed these costs were not directly related to the Company’s ongoing operations. Components of administrative restructuring charges are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
	(In thousands)
Asset impairment costs (Note 6. Property, Plant and Equipment)	$3,095	$—	$3,095	$1,342
Loss on egg sales and flock depletion expensed as incurred	—	—	—	509
Other restructuring costs	563	2,647	1,527	4,070
Total administrative restructuring charges	$3,658	$2,647	$4,622	$5,921

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

     On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. As of September 29, 2013, JBS USA beneficially owned 75.5% of the total outstanding shares of our common stock.

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

     Transactions with JBS USA, JBS USA, LLC (a JBS USA subsidiary) and the former Founder Director recognized in the Condensed Consolidated Statements of Income are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
	(In thousands)
JBS USA:
Subordinated loan interest(a)	$—	$—	$—	$971
Letter of credit fees(b)	513	592	1,697	1,776
JBS USA, LLC:
Purchases from JBS USA, LLC(c)	19,155	18,136	59,945	49,847
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride Corporation(d)	11,281	14,469	34,659	44,194
Sales to JBS USA, LLC(c)	13,996	58,527	49,263	177,894
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(d)	630	1,089	1,313	3,645
Former Founder Director:
Consulting fee paid to former Founder Director(e)	—	—	—	374
Board fees paid to former Founder Director(e)	—	—	—	45
Contract grower compensation paid to former Founder Director(f)	—	—	—	297
Sales to former Founder Director	—	—	—	1

(a)	On June 23, 2011, we executed a subordinated loan agreement with JBS USA that provided an aggregate loan commitment of $100.0 million and immediately borrowed $50.0 million under the resulting facility at an interest rate of 9.845% per annum. On March 7, 2012, we repaid the outstanding $50.0 million loan, along with $3.5 million accrued interest, and terminated the loan commitment under the agreement.
(b)	Beginning on October 26, 2011, JBS USA arranged for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential liability claims. We agreed to reimburse JBS USA up to $56.5 million for potential draws upon these letters of credit. We reimburse JBS USA for the letter of credit costs we would have otherwise incurred under our credit facilities. During the thirteen and thirty-nine weeks ended September 29, 2013, we have paid JBS USA $0.6 million and $1.8 million, respectively, for letter of credit costs. As of September 29, 2013, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf.
(c)	We routinely execute transactions to both purchase products from JBS USA, LLC and sell products to them. As of September 29, 2013 and December 30, 2012, the outstanding payable to JBS USA, LLC was $5.9 million and $13.4 million, respectively. As of September 29, 2013 and December 30, 2012, the outstanding receivable from JBS USA, LLC was $4.5 million and $1.5 million, respectively. As of September 29, 2013, approximately $0.8 million of goods from JBS USA, LLC were in transit and not reflected on our Condensed Consolidated Balance Sheet.
(d)	On January 19, 2010, we executed an agreement with JBS USA, LLC in order to allocate costs associated with the procurement of SAP licenses and maintenance services by JBS USA, LLC for the combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between us and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of each underlying SAP license agreement. During 2013, we have paid JBS USA $1.0 million for the procurement of such licenses and services. On May 5, 2010, we executed an agreement with JBS USA, LLC in order to allocate the costs of supporting the business operations through one consolidated corporate team. Expenditures paid by JBS USA, LLC on our behalf are reimbursed by us and expenditures paid by us on behalf of JBS USA, LLC are reimbursed by JBS USA, LLC. This agreement expires on May 5, 2015. During 2013, we have paid JBS USA, LLC $33.3 million for net expenditures paid by JBS USA, LLC on our behalf. At September 29, 2013, the outstanding net payable to JBS USA resulting from affiliate trade, procurement of SAP licenses and maintenance services and support of the business operations through one consolidated corporate team was $4.5 million.
(e)	On December 28, 2009, we executed a consulting agreement with the former Founder Director. The terms of the agreement on that date included, among other things, that the former Founder Director (i) will provide services to us that are comparable in the aggregate with the services provided by him to us prior to December 28, 2009, (ii) will be appointed to our Board of Directors and, during the term of the agreement, will be nominated for subsequent terms on the Board, (iii) will be compensated for services rendered to us at a rate of $1.5 million per annum for a term of five years, (iv) will be subject to customary non-solicitation and non-competition provisions and (v) will be, along with his spouse, provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to our employees. As a result of his resignation as Founder Director, we are no longer required to nominate the Founder Director to serve subsequent terms on the Board. During the period in 2012 in which the former Founder Director was a related party, we paid $0.4 million to him under this agreement.
(f)	We have executed various grower contracts with the former Founder Director that provide for the placement of our flocks on farms owned by the former Founder Director during the grow-out phase of production. These contracts include terms that are substantially identical to those included in contracts executed by us with unaffiliated parties. The former Founder Director can terminate the contracts upon completion of the grow-out phase for each flock. We can terminate the contracts within a specified period of time pursuant to regulations by the Grain Inspection, Packers and Stockyards Administration of the U.S. Department of Agriculture. During the period in 2012 in which the former Founder Director was a related party, we paid $0.3 million to him under these contracts.

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

     On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”). The cases were jointly administered under Case No. 08-45664. The Company emerged from Chapter 11 on December 28, 2009. The Company is the named defendant in several pre-petition lawsuits that, as of September 29, 2013, have not been resolved. Among the claims presently pending are claims brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. These claims were brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these claims, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

     Other claims presently pending against the Company are claims seeking unspecified damages brought by current or former contract chicken growers who allege, along with other assertions, that the Company breached grower contracts and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. In the case styled Shelia Adams, et al. v. Pilgrim’s Pride Corporation, on September 30, 2011, the trial court issued its findings of fact and conclusions of law stating that the Company violated section 192(e) of the Packers and Stockyards Act of 1921 by purportedly attempting to manipulate the price of chicken by idling the El Dorado, Arkansas complex and rejecting the El Dorado growers’ contracts. The trial court awarded damages in the amount of $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. Oral argument occurred December 3, 2012. On August 27, 2013, the Fifth Circuit reversed the judgment, and entered a judgment in favor of the Company. Plaintiffs thereafter filed a petition for rehearing en banc. Plaintiffs’ petition for rehearing was denied on October 15, 2013. Plaintiffs may seek discretionary review from the Supreme Court of the United States, and any such petition in that regard will be due January 13, 2014. If such petition is granted, the Company intends to vigorously pursue its appellate rights and defend against reinstatement of the underlying judgment of the trial court. The Fifth Circuit's decision and prior favorable trial court rulings regarding the El Dorado grower' claims suggest that the likelihood of any recovery by growers remaining in the case is too remote to maintain the previously-recorded loss accrual. Therefore, the Company reversed the accrual on September 1, 2013. The remaining growers’ claims were scheduled for trial during the summer and fall of 2012. Although the trial associated with the growers’ claims from the Farmerville, Louisiana complex was completed without a ruling, the trial associated with the growers’ claims from the Nacogdoches, Texas complex have not been completed and the trial court has not scheduled a date for resuming the trial, and the trials associated with the growers’ claims from the De Queen and Batesville, Arkansas complexes have been indefinitely postponed by court order. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers’ claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers’ individual claims and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.

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

     The tables below present the condensed consolidating balance sheets as of September 29, 2013 and December 30, 2012, the condensed consolidating statements of operations and comprehensive income for the thirteen and thirty-nine weeks ended September 29, 2013 and September 23, 2012, as well as the condensed consolidating statements of cash flows for the thirty-nine weeks ended September 29, 2013 and September 23, 2012 based on the guarantor structure.

CONDENSED CONSOLIDATING BALANCE SHEETS
September 29, 2013

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash and cash equivalents	$259,985	$—	$70,331	$—	$330,316
Trade accounts and other receivables, less allowance for
doubtful accounts	352,947	1,925	52,130	—	407,002
Account receivable from JBS USA, LLC	4,454	—	—	—	4,454
Inventories	793,614	23,845	94,507	(880)	911,086
Income taxes receivable	60,948	—	6,288	(587)	66,649
Current deferred tax assets	—	3,794	506	(4,300)	—
Prepaid expenses and other current assets	37,356	110	35,359	—	72,825
Assets held for sale	8,618	—	16,702	—	25,320
Total current assets	1,517,922	29,674	275,823	(5,767)	1,817,652
Intercompany receivable	(27,638)	95,893	—	(68,255)	—
Investment in subsidiaries	457,862	—	—	(457,862)	—
Deferred tax assets	63,292	—	419	(4,091)	59,620
Other long-lived assets	38,263	—	180,568	(180,000)	38,831
Identified intangible assets, net	24,444	—	9,516	—	33,960
Property, plant and equipment, net	1,014,598	45,529	103,119	(3,888)	1,159,358
Total assets	$3,088,743	$171,096	$569,445	$(719,863)	$3,109,421
Accounts payable	$309,014	$13,086	$47,934	$—	$370,034
Accounts payable to JBS USA, LLC	5,893	—	—	—	5,893
Accrued expenses and other current liabilities	307,251	31,325	(36,481)	—	302,095
Income taxes payable	—	—	587	(587)	—
Current deferred tax liabilities	84,572	—	577	(4,300)	80,849
Current maturities of long-term debt	396	—	—	—	396
Total current liabilities	707,126	44,411	12,617	(4,887)	759,267
Long-term debt, less current maturities	937,019	—	—	(25,000)	912,019
Intercompany payable	—	—	68,255	(68,255)	—
Deferred tax liabilities	—	3,794	297	(4,091)	—
Other long-term liabilities	81,406	—	3,160	—	84,566
Total liabilities	1,725,551	48,205	84,329	(102,233)	1,755,852
Total Pilgrim’s Pride Corporation stockholders’
equity	1,363,192	122,891	482,651	(617,630)	1,351,104
Noncontrolling interest	—	—	2,465	—	2,465
Total stockholders’ equity	1,363,192	122,891	485,116	(617,630)	1,353,569
Total liabilities and stockholders’ equity	$3,088,743	$171,096	$569,445	$(719,863)	$3,109,421

CONDENSED CONSOLIDATING BALANCE SHEETS
December 30, 2012

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash and cash equivalents	$27,657	$—	$40,523	$—	$68,180
Trade accounts and other receivables, less
allowance for doubtful accounts	326,031	1,843	57,056	—	384,930
Account receivable from JBS USA, LLC	1,514	—	—	—	1,514
Inventories	802,282	22,813	125,201	—	950,296
Income taxes receivable	55,306	—	—	(587)	54,719
Current deferred tax assets	—	3,794	506	(4,300)	—
Prepaid expenses and other current assets	29,603	—	26,444	—	56,047
Assets held for sale	9,808	—	17,234	—	27,042
Total current assets	1,252,201	28,450	266,964	(4,887)	1,542,728
Investment in available-for-sale securities	—	—	—	—	—
Intercompany receivable	19,860	53,706	—	(73,566)	—
Investment in subsidiaries	376,226	—	—	(376,226)	—
Deferred tax assets	101,100	—	422	(4,091)	97,431
Other long-lived assets	44,936	—	180,587	(180,000)	45,523
Identified intangible assets, net	27,386	—	10,880	—	38,266
Property, plant and equipment, net	1,043,696	45,746	104,368	(3,889)	1,189,921
Total assets	$2,865,405	$127,902	$563,221	$(642,659)	$2,913,869
Accounts payable	$255,517	$4,270	$52,578	$—	$312,365
Accounts payable to JBS USA, LLC	13,436	—	—	—	13,436
Accrued expenses and other current liabilities	230,278	24,265	28,997	—	283,540
Income taxes payable	—	—	1,055	(587)	468
Current deferred tax liabilities	108,201	—	581	(4,300)	104,482
Current maturities of long-term debt	15,886	—	—	—	15,886
Total current liabilities	623,318	28,535	83,211	(4,887)	730,177
Long-term debt, less current maturities	1,173,870	—	—	(25,000)	1,148,870
Intercompany payable	—	—	73,566	(73,566)	—
Deferred tax liabilities	—	3,794	297	(4,091)	—
Other long-term liabilities	122,580	—	3,245	—	125,825
Total liabilities	1,919,768	32,329	160,319	(107,544)	2,004,872
Total Pilgrim’s Pride Corporation stockholders’
equity	945,637	95,573	400,276	(535,115)	906,371
Noncontrolling interest	—	—	2,626	—	2,626
Total stockholders’ equity	945,637	95,573	402,902	(535,115)	908,997
Total liabilities and stockholders' equity	$2,865,405	$127,902	$563,221	$(642,659)	$2,913,869

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended September 29, 2013

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net sales	$1,889,353	$132,942	$245,372	$(124,852)	$2,142,815
Cost of sales	1,676,605	117,753	235,856	(123,972)	1,906,242
Gross profit	212,748	15,189	9,516	(880)	236,573
Selling, general and administrative expense	36,976	1,068	5,753	—	43,797
Administrative restructuring charges	3,126	—	532	—	3,658
Operating income	172,646	14,121	3,231	(880)	189,118
Interest expense, net	20,246	—	167	—	20,413
Interest income	(8)	—	(563)	—	(571)
Foreign currency transaction losses (gains)	(1)	—	2,683	—	2,682
Miscellaneous, net	(1,508)	1,260	(98)	338	(8)
Income before income taxes	153,917	12,861	1,042	(1,218)	166,602
Income tax expense (benefit)	13,643	—	(8,065)	—	5,578
Income before equity in earnings of consolidated
subsidiaries	140,274	12,861	9,107	(1,218)	161,024
Equity in earnings of consolidated subsidiaries	20,643	—	—	(20,643)	—
Net income	160,917	12,861	9,107	(21,861)	161,024
Less: Net income attributable to noncontrolling interest	—	—	107	—	107
Net income attributable to Pilgrim’s Pride
Corporation	$160,917	$12,861	$9,000	$(21,861)	$160,917

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Thirteen Weeks Ended September 29, 2013

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net income	$160,917	$12,861	$9,107	$(21,861)	$161,024
Other comprehensive income:
Gains associated with pension and other
postretirement benefits, net of tax	313	—	—	—	313
Total other comprehensive income, net of tax	313	—	—	—	313
Comprehensive income	161,230	12,861	9,107	(21,861)	161,337
Less: Comprehensive income attributable to
noncontrolling interests	—	—	107	—	107
Comprehensive income attributable to
Pilgrim’s Pride Corporation	$161,230	$12,861	$9,000	$(21,861)	$161,230

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended September 23, 2012

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net sales	$1,809,883	$71,124	$246,519	$(59,048)	$2,068,478
Cost of sales	1,741,370	64,999	215,022	(59,048)	1,962,343
Gross profit	68,513	6,125	31,497	—	106,135
Selling, general and administrative expense	37,172	—	4,610	—	41,782
Administrative restructuring charges	2,647	—	—	—	2,647
Operating income	28,694	6,125	26,887	—	61,706
Interest expense, net	25,464	—	(204)	—	25,260
Interest income, net	(277)	—	21	—	(256)
Foreign currency transaction gains	(33)	—	(7,668)	—	(7,701)
Miscellaneous, net	(348)	(2)	560	203	413
Income before income taxes	3,888	6,127	34,178	(203)	43,990
Income tax expense (benefit)	(3,584)	2,313	2,320	—	1,049
Income before equity in earnings of
consolidated subsidiaries	7,472	3,814	31,858	(203)	42,941
Equity in earnings of consolidated subsidiaries	35,459	—	—	(35,459)	—
Net income	42,931	3,814	31,858	(35,662)	42,941
Less: Net income attributable to noncontrolling interest	—	—	10	—	10
Net income attributable to Pilgrim’s Pride
Corporation	$42,931	$3,814	$31,848	$(35,662)	$42,931

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Thirteen Weeks Ended September 23, 2012

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net income	$42,931	$3,814	$31,858	$(35,662)	$42,941
Other comprehensive income:
Unrealized holding gains on available-for-sale
securities, net of tax	—	—	(12)	—	(12)
Gains associated with pension and other
postretirement benefits, net of tax	(5,115)	—	—	—	(5,115)
Total other comprehensive income, net of tax	(5,115)	—	(12)	—	(5,127)
Comprehensive income	37,816	3,814	31,846	(35,662)	37,814
Less: Comprehensive income attributable to
noncontrolling interests	—	—	10	—	10
Comprehensive income attributable to
Pilgrim’s Pride Corporation	$37,816	$3,814	$31,836	$(35,662)	$37,804

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirty-Nine Weeks Ended September 29, 2013

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net sales	$5,538,779	$404,360	$801,270	$(380,546)	$6,363,863
Cost of sales	5,059,584	366,769	679,661	(379,666)	5,726,348
Gross profit	479,195	37,591	121,609	(880)	637,515
Selling, general and administrative expense	111,473	3,187	17,228	—	131,888
Administrative restructuring charges	4,090	—	532	—	4,622
Operating income	363,632	34,404	103,849	(880)	501,005
Interest expense, net	67,710	—	489	—	68,199
Interest income	(14)	—	(1,480)	—	(1,494)
Foreign currency transaction losses (gains)	(10)	—	4,781	—	4,771
Miscellaneous, net	(5,254)	3,569	435	520	(730)
Income before income taxes	301,200	30,835	99,624	(1,400)	430,259
Income tax expense	528	5,764	17,924	—	24,216
Income before equity in earnings of consolidated
subsidiaries	300,672	25,071	81,700	(1,400)	406,043
Equity in earnings of consolidated subsidiaries	105,532	—	—	(105,532)	—
Net income	406,204	25,071	81,700	(106,932)	406,043
Less: Net loss attributable to noncontrolling interest	—	—	(161)	—	(161)
Net income attributable to Pilgrim’s Pride
Corporation	$406,204	$25,071	$81,861	$(106,932)	$406,204

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Thirty-Nine Weeks Ended September 29, 2013

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net income	$406,204	$25,071	$81,700	$(106,932)	$406,043
Other comprehensive income:
Gains associated with pension and other
postretirement benefits, net of tax	36,114	—	—	—	36,114
Total other comprehensive income, net of tax	36,114	—	—	—	36,114
Comprehensive income	442,318	25,071	81,700	(106,932)	442,157
Less: Comprehensive loss attributable to
noncontrolling interests	—	—	(161)	—	(161)
Comprehensive income attributable to
Pilgrim's Pride Corporation	$442,318	$25,071	$81,861	$(106,932)	$442,318

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirty-Nine Weeks Ended September 23, 2012

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net sales	$5,192,507	$219,464	$707,363	$(187,614)	$5,931,720
Cost of sales	4,934,941	198,081	626,023	(187,614)	5,571,431
Gross profit	257,566	21,383	81,340	—	360,289
Selling, general and administrative expense	116,726	—	14,751	—	131,477
Administrative restructuring charges	5,916	—	5	—	5,921
Operating income	134,924	21,383	66,584	—	222,891
Interest expense, net	78,234	—	196	—	78,430
Interest income	(293)	—	(593)	—	(886)
Foreign currency transaction losses (gains)	15	—	(5,432)	—	(5,417)
Miscellaneous, net	(829)	(13)	160	410	(272)
Income before income taxes	57,797	21,396	72,253	(410)	151,036
Income tax expense (benefit)	(10,671)	8,077	1,938	—	(656)
Income before equity in earnings of
consolidated subsidiaries	68,468	13,319	70,315	(410)	151,692
Equity in earnings of consolidated subsidiaries	82,994	—	—	(82,994)	—
Net income	151,462	13,319	70,315	(83,404)	151,692
Less: Net income attributable to noncontrolling interest	—	—	230	—	230
Net income attributable to Pilgrim’s Pride
Corporation	$151,462	$13,319	$70,085	$(83,404)	$151,462

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Thirty-Nine Weeks Ended September 23, 2012

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net income	$151,462	$13,319	$70,315	$(83,404)	$151,692
Other comprehensive income:
Unrealized holding gains on available-for-sale
securities, net of tax	—	—	(12)	—	(12)
Gains associated with pension and other
postretirement benefits, net of tax	(16,140)	—	—	—	(16,140)
Total other comprehensive income, net of tax	(16,140)	—	(12)	—	(16,152)
Comprehensive income	135,322	13,319	70,303	(83,404)	135,540
Less: Comprehensive income attributable to
noncontrolling interests	—	—	230	—	230
Comprehensive income attributable to
Pilgrim’s Pride Corporation	$135,322	$13,319	$70,073	$(83,404)	$135,310

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Thirty-Nine Weeks Ended September 29, 2013

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash flows provided by operating activities	$551,027	$4,235	$41,974	$(520)	$596,716
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(63,298)	(4,240)	(8,755)	—	(76,293)
Purchases of investment securities	—	—	—	—	—
Proceeds from property sales and disposals	2,288	5	1,037	—	3,330
Cash used in investing activities	(61,010)	(4,235)	(7,718)	—	(72,963)
Cash flows from financing activities:
Payments on note payable to JBS USA Holdings, Inc.	—	—	—	—	—
Proceeds from long-term debt	505,600	—	—	—	505,600
Payments on long-term debt	(758,283)	—	—	—	(758,283)
Proceeds from sale of common stock	—	—	—	—	—
Payment of capitalized loan costs	(5,006)	—	—	—	(5,006)
Other financing activities	—	—	(520)	520	—
Cash used in financing activities	(257,689)	—	(520)	520	(257,689)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,928)	—	(3,928)
Increase in cash and cash equivalents	232,328	—	29,808	—	262,136
Cash and cash equivalents, beginning of period	27,657	—	40,523	—	68,180
Cash and cash equivalents, end of period	$259,985	$—	$70,331	$—	$330,316

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Thirty-Nine Weeks Ended September 23, 2012

(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash flows provided by operating activities	$138,384	$1,299	$16,257	$21	$155,961
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(53,577)	(1,329)	(7,204)	—	(62,110)
Purchases of investment securities	(73)	—	(89)	—	(162)
Proceeds from sale or maturity of investment securities	57	—	631	—	688
Proceeds from property sales and disposals	27,360	—	1,327	—	28,687
Cash used in investing activities	(26,233)	(1,329)	(5,335)	—	(32,897)
Cash flows from financing activities:
Payments on note payable to JBS USA Holdings, Inc.	(50,000)	—	—	—	(50,000)
Proceeds from long-term debt	595,800	—	—	—	595,800
Payments on long-term debt	(853,008)	—	—	—	(853,008)
Proceeds from sale of common stock	198,282	—	—	—	198,282
Other financing activities	—	—	21	(21)	—
Cash provided by (used in) financing activities	(108,926)	—	21	(21)	(108,926)
Effect of exchange rate changes on cash and cash equivalents	—	—	(717)	—	(717)
Increase (decrease) in cash and cash equivalents	3,225	(30)	10,226	—	13,421
Cash and cash equivalents, beginning of period	13,733	30	27,846	—	41,609
Cash and cash equivalents, end of period	$16,958	$—	$38,072	$—	$55,030

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

     We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Our products are sold to foodservice, retail and frozen entrée customers. Our primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, we export chicken products to approximately 100 countries. Our fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. Our prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim’s has approximately 37,500 employees and has the capacity to process 35.6 million birds per week for a total of approximately 10.1 billion pounds of live chicken annually. Approximately 4,100 contract growers supply poultry for our operations. As of September 29, 2013, JBS USA Holdings, Inc. (“JBS USA”), a wholly owned indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.5% of our outstanding common stock.

     We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. You should assume any reference we make to a particular year (for example, 2013) in this report applies to our fiscal year and not the calendar year.

Executive Summary

     We reported net income attributable to Pilgrim’s Pride Corporation of $160.9 million, or $0.62 per diluted common share, for the thirteen weeks ended September 29, 2013 compared to net income attributable to Pilgrim’s Pride Corporation of $42.9 million, or $0.17 per diluted common share, for the thirteen weeks ended September 23, 2012. These operating results included gross profit of $236.6 million and $106.1 million, respectively. For the thirteen weeks ended September 29, 2013 and September 23, 2012, we recognized administrative restructuring charges of $3.7 million and $2.6 million, respectively.

     We reported net income attributable to Pilgrim’s Pride Corporation of $406.2 million, or $1.57 per diluted common share, for the thirty-nine weeks ended September 29, 2013 compared to net income attributable to Pilgrim’s Pride Corporation of $151.5 million, or $0.61 per diluted common share, for the thirty-nine weeks ended September 23, 2012. These operating results included gross profit of $637.5 million and $360.3 million, respectively. For the thirty-nine weeks ended September 29, 2013 and September 23, 2012, we recognized administrative restructuring charges of $4.6 million and $5.9 million, respectively.

     During the thirty-nine weeks ended September 29, 2013 and September 23, 2012, $596.7 million and $156.0 million of cash was provided by operations, respectively. At September 29, 2013, we had cash and cash equivalents totaling $330.3 million.

     Market prices for corn decreased during the thirteen weeks ended September 29, 2013 to a low of $4.49 per bushel and soybean meal continued its volatility with a high of $535.30 per ton and a low of $396.00 per ton. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredient prices will not increase materially and that such increases would not negatively impact our financial position, results of operations and cash flow. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous three years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2013:
Third Quarter	$7.17	$4.49	$535.30	$396.00
Second Quarter	7.18	6.29	490.30	391.80
First Quarter	7.41	6.80	438.50	398.20
2012:
Fourth Quarter	8.46	6.88	518.00	393.00
Third Quarter	8.49	5.70	541.80	407.50
Second Quarter	6.77	5.51	437.50	374.30
First Quarter	6.79	5.93	374.50	299.00
2011	7.99	5.72	391.00	273.50
2010	6.15	3.25	364.90	249.60

     We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, wheat, sorghum and natural gas. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or foreign currency transaction exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended September 29, 2013 and September 23, 2012, we recognized gains of $8.0 million and $5.9 million, respectively, related to changes in the fair values of our derivative financial instruments. During the thirty-nine weeks ended September 29, 2013 and September 23, 2012, we recognized gains of $21.9 million and gains of $3.7 million, respectively, related to changes in the fair values of our derivative financial instruments.

     Although changes in the market price paid for feed ingredients impact cash outlays at the time we purchase the ingredients, such changes do not immediately impact cost of sales. The cost of feed ingredients is recognized in cost of sales, on a first-in-first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized. Thus, there is a lag between the time cash is paid for feed ingredients and the time the cost of such feed ingredients is reported in cost of goods sold. For example, corn delivered to a feedmill and paid for one week might be used to manufacture feed the following week. However, the chickens that eat that feed might not be processed and sold for another 42-63 days, and only at that time will the costs of the feed consumed by the chicken become included in cost of goods sold.

     Commodities such as corn, soybean meal and wheat are actively traded through various exchanges with future market prices quoted on a daily basis. These quoted market prices, although a good indicator of the commodity's base price, do not represent the final price for which we can purchase these commodities. There are several components in addition to the quoted market price, such as freight, storage and seller premiums, that are included in the final price that we pay for grain. Although changes in quoted market prices may be a good indicator of the commodity’s base price, the components mentioned above may have a larger impact on the total change in grain costs recognized from period to period. The prices related to the other components were especially high this year as we transitioned from a year of record low grain stocks due to the drought to a year with normal grain stocks.

     Market prices for chicken products are currently at levels sufficient to offset the high cost of feed ingredients. However, there can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment.

     From time to time, we incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. During the thirteen weeks ended September 29, 2013, we recognized total costs of $3.7 million, which included asset impairment costs of $3.1 million and live operations rationalization costs of $0.6 million. During the thirteen weeks ended September 23, 2012, we recognized total costs of $2.8 million, which included charges related to other restructuring activities totaling $2.2 million and live operations rationalization costs totaling $0.6 million. During the thirty-nine weeks ended September 29, 2013, we recognized total costs related to exit and disposal efforts of $4.6 million, which consisted of asset impairment costs of $3.1 million and live operations rationalization costs of $1.5 million. During the thirty-nine weeks ended September 23, 2012, we recognized total costs related to exit and disposal efforts of $6.2 million, which included live operations rationalization costs of $2.6 million, charges related to other restructuring activities totaling $2.1 million, asset impairment costs of $1.3 million and employee-related costs of $0.1 million. We expect to incur additional costs related to ongoing exit or disposal efforts totaling approximately $1.5 million.

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

Results of Operations

Thirteen Weeks Ended September 29, 2013 Compared to Thirteen Weeks Ended September 23, 2012

     Net sales. Net sales generated in the thirteen weeks ended September 29, 2013 increased $74.3 million, or 3.6%, from net sales generated in the thirteen weeks ended September 23, 2012. The following table provides net sales information:

		Change from
	Thirteen	Thirteen Weeks Ended
	Weeks Ended	September 23, 2012
Sources of net sales	September 29, 2013	Amount	Percent
	(In thousands, except percent data)
United States	$1,932,634	$81,700	4.4%	(a)
Mexico	210,181	(7,363)	(3.4)%	(b)
Total net sales	$2,142,815	$74,337	3.6%

(a)	U.S. net sales generated in the thirteen weeks ended September 29, 2013 increased $81.7 million, or 4.4%, from U.S. net sales generated in the thirteen weeks ended September 23, 2012 primarily because of increased net revenue per pound sold. Increased net revenue per pound sold, which resulted primarily from higher market prices, contributed $167.2 million, or 9.0 percentage points, to the revenue increase. A decrease in volume partially offset the increase in net revenue per pound sold by $85.5 million, or 4.6 percentage points, to the revenue increase. Included in U.S. net sales generated in the thirteen weeks ended September 29, 2013 and September 23, 2012 were net sales to JBS USA, LLC totaling $14.0 million and $58.5 million, respectively. Other factors affecting U.S. net sales were immaterial.

(b)	Mexico net sales generated in the thirteen weeks ended September 29, 2013 decreased $7.4 million, or 3.4%, from Mexico net sales generated in the thirteen weeks ended September 23, 2012. A decrease in sales price primarily due to decreased net revenue per pound sold contributed $23.4 million, or 10.8 percentage points, to the revenue decrease. An increase in unit sales volume and the movement in the exchange rate between the Mexican peso and the U.S. dollar, partially offset the revenue decrease by $16.0 million, or 7.4 percentage points. Other factors affecting Mexico net sales were immaterial.

     Gross profit. Gross profit generated in the thirteen weeks ended September 29, 2013 increased by $130.4 million, or 122.9%, from gross profit generated in the thirteen weeks ended September 23, 2012. The following tables provide information regarding gross profit and cost of sales information:

	Thirteen	Change from		Percent of Net Sales
	Weeks Ended	Thirteen Weeks Ended		Thirteen Weeks Ended
	September 29,	September 23, 2012		September 29,	September 23,
Components of gross profit	2013	Amount	Percent	2013	2012
	In thousands, except percent data
Net sales	$2,142,815	$74,337	3.6%	100.0%	100.0%
Cost of sales	1,906,242	(56,101)	(2.9)%	89.0%	94.9%	(a)(b)
Gross profit	$236,573	$130,438	122.9%	11.0%	5.1%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	September 29,	September 23, 2012
Sources of gross profit	2013	Amount	Percent
	(In thousands, except percent data)
United States	$229,843	$151,458	193.2%
Mexico	6,730	(21,020)	(75.7)%
Total gross profit	$236,573	$130,438	122.9%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	September 29,	September 23, 2012
Sources of cost of sales	2013	Amount	Percent
	(In thousands, except percent data)
United States	$1,702,791	$(69,759)	(3.9)%	(a)
Mexico	203,451	13,658	7.2%	(b)
Total cost of sales	$1,906,242	$(56,101)	(2.9)%

(a)	Cost of sales incurred by our U.S. operations in the thirteen weeks ended September 29, 2013 decreased $69.8 million, or 3.9%, from cost of sales incurred by our U.S. operations in the thirteen weeks ended September 23, 2012 primarily because of (i) inventory reduction efforts in the prior year of $42.4 million, (ii) an $11.5 million decrease from the same period in the prior year in contract packing costs, (iii) a $9.4 million decrease in legal settlements and favorable adjustments to accrued settlement liabilities, (iv) a $5.1 million decrease in freight and storage costs, (v) the August 2012 disposal of our commercial egg business, which incurred cost of sales totaling $3.4 million in the thirteen weeks ended September 23, 2012, and (vi) a $3.1 million decrease in losses recognized on the sale of assets. A $2.0 million decrease from the same period in the prior year in insurance recoveries and a $1.1 million decrease in derivative gains partially offset the decrease in cost of sales. Other factors affecting U.S. cost of sales were immaterial.

(b)	Cost of sales incurred by our Mexico operations in the thirteen weeks ended September 29, 2013 increased $13.7 million, or 7.2%, from cost of sales incurred by our Mexico operations in the thirteen weeks ended September 23, 2012. Increased volume and unfavorable foreign currency translation contributed $14.3 million, or 7.5 percentage points to the increase in cost of sales. Lower overhead costs partially offset the increase in cost of sales by $0.6 million or 0.3 percentage points. Other factors affecting Mexico cost of sales were immaterial.

     Operating income. Operating income generated in the thirteen weeks ended September 29, 2013 increased $127.4 million, or 206.5%, from operating income generated in the thirteen weeks ended September 23, 2012. The following tables provide information regarding operating income information:

	Thirteen	Change from		Percent of Net Sales
	Weeks Ended	Thirteen Weeks Ended		Thirteen Weeks Ended
	September 29,	September 23, 2012		September 29,	September 23,
Components of operating income	2013	Amount	Percent	2013	2012
	(In thousands, except percent data)
Gross profit	$236,573	$130,438	122.9%	11.0%	5.1%
SG&A expense	43,797	2,015	4.8%	2.0%	2.0%	(a)(b)
Administrative restructuring charges	3,658	1,011	38.2%	0.2%	0.1%	(c)
Operating income	$189,118	$127,412	206.5%	8.8%	3.0%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	September 29,	September 23, 2012
Sources of operating income	2013	Amount	Percent
	(In thousands, except percent data)
United States	$187,354	$149,527	395.3%
Mexico	1,764	(22,115)	(92.6)%
Total operating income	$189,118	$127,412	206.5%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	September 29,	September 23, 2012
Sources of SG&A expense	2013	Amount	Percent
	(In thousands, except percent data)
United States	$38,831	$921	2.4%	(a)
Mexico	4,966	1,094	28.3%	(b)
Total SG&A expense	$43,797	$2,015	4.8%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	September 29,	September 23, 2012
Sources of administrative restructuring charges	2013	Amount	Percent
	(In thousands, except percent data)
United States	$3,658	$1,011	38.2%	(c)
Total administrative restructuring charges	$3,658	$1,011	38.2%

(a)	SG&A expense incurred by our U.S. operations in the thirteen weeks ended September 29, 2013 increased $0.9 million, or 2.4%, from SG&A expense incurred by our U.S. operations in the thirteen weeks ended September 23, 2012 primarily because of (i) a $4.5 million increase from the same period in the prior year in payroll, benefits and other employee-related expenses and (ii) a $2.5 million increase in insurance and tax related expenses. These increases were partially offset by (i) a $3.6 million decrease from the same period in the prior year in professional fees and outside services expenses, (ii) a $0.7 million decrease in depreciation and lease expenses, (iii) a $0.5 million decrease in shared service department operating expenses, (iv) a $0.5 million decrease in sales brokerage expenses and (v) a $0.4 million decrease in marketing and development expenses. Other factors affecting U.S. SG&A expense were immaterial.

(b)	SG&A expense incurred by our Mexico operations in the thirteen weeks ended September 29, 2013 increased $1.1 million, or 28.3%, from SG&A expense incurred by our Mexico operations in the thirteen weeks ended September 23, 2012 primarily because of a $1.1 million increase from the same period in the prior year in professional fees. Other factors affecting Mexico SG&A expense were immaterial.
(c)	Administrative restructuring charges incurred in the thirteen weeks ended September 29, 2013 increased $1.0 million from administrative restructuring charges incurred in the thirteen weeks ended September 23, 2012. In the thirteen weeks ended September 29, 2013, we incurred administrative restructuring charges related to noncash impairment charges of $3.1 million and live operations rationalization totaling $0.6 million. In the thirteen weeks ended September 23, 2012, we incurred administrative restructuring charges composed of $2.0 million related to the scrapping of certain unused or obsolete assets and $0.6 million related to other restructuring activities.

     Net interest expense. Consolidated interest expense decreased 20.6% to $19.8 million recognized in the thirteen weeks ended September 29, 2013 from $25.0 million recognized in the thirteen weeks ended September 23, 2012. This decrease resulted primarily from lower average borrowings. This decrease was partially offset by a higher weighted average interest rate compared to the same period in the prior year. Average borrowings decreased from $1.20 billion in the thirteen weeks ended September 23, 2012 to $910.1 million in the thirteen weeks ended September 29, 2013. The weighted average interest rate increased from 7.01% in the thirteen weeks ended September 23, 2012 to 7.08% in the thirteen weeks ended September 29, 2013.

     Income taxes. We recognized income tax expense of $5.6 million for the thirteen weeks ended September 29, 2013, compared to income tax expense of $1.0 million for the thirteen weeks ended September 23, 2012. The income tax expense reported for the thirteen weeks ended September 29, 2013 was primarily the result of the tax expense recorded on our income during the current period, offset by a decrease in valuation allowance as a result of earnings during the current period. The income tax expense reported for the thirteen weeks ended September 23, 2012 was primarily the result of the tax expense recorded on our earnings in the current period, offset by a decrease in reserves for unrecognized tax benefits and a decrease in valuation allowance as a result of earnings in the current period.

Thirty-Nine Weeks Ended September 29, 2013 Compared to Thirty-Nine Weeks Ended September 23, 2012

     Net sales. Net sales generated in the thirty-nine weeks ended September 29, 2013 increased $432.1 million, or 7.3%, from net sales generated in the thirty-nine weeks ended September 23, 2012. The following table provides net sales information:

	Thirty-Nine	Change from
	Weeks Ended	Thirty-Nine Weeks Ended
	September 29,	September 23, 2012
Sources of net sales	2013	Amount	Percent
	(In thousands, except percent data)
United States	$5,662,991	$350,713	6.6%	(a)
Mexico	700,872	81,430	13.1%	(b)
Total net sales	$6,363,863	$432,143	7.3%

(a)	U.S. net sales generated in the thirty-nine weeks ended September 29, 2013 increased $350.7 million, or 6.6%, from U.S. net sales generated in the thirty-nine weeks ended September 23, 2012 primarily because of an increase in the net revenue per pound sold. Increased net revenue per pound sold, which resulted primarily from higher market prices, contributed $505.9 million, or 9.5 percentage points, to the revenue increase. A decrease in volume partially offset the increase in net revenue per pound sold by $155.2 million, or 2.9 percentage points. Included in U.S. net sales generated in the thirty-nine weeks ended September 29, 2013 and September 23, 2012 were net sales to JBS USA, LLC totaling $49.3 million and $177.9 million, respectively. Other factors affecting U.S. net sales were immaterial.

(b)	Mexico net sales generated in the thirty-nine weeks ended September 29, 2013 increased $81.4 million, or 13.1%, from Mexico net sales generated in the thirty-nine weeks ended September 23, 2012. An increase in sales price, primarily due to increased net revenue per pound sold and the movement in the exchange rate between the Mexican peso and the U.S. dollar, contributed $93.1 million, or 15.0 percentage points. A decrease in unit sales volume, which resulted primarily from decreased bird weights, partially offset the revenue increase by $11.7 million, or 1.9 percentage points. Other factors affecting Mexico net sales were immaterial.

     Gross profit. Gross profit generated in the thirty-nine weeks ended September 29, 2013 increased by $277.2 million, or 76.9%, from gross profit generated in the thirty-nine weeks ended September 23, 2012. The following tables provide information regarding gross profit and cost of sales information:

	Thirty-Nine	Change from		Percent of Net Sales
	Weeks Ended	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	September 23, 2012		September 29,	September 23,
Components of gross profit	2013	Amount	Percent	2013	2012
	In thousands, except percent data
Net sales	$6,363,863	$432,143	7.3%	100.0%	100.0%
Cost of sales	5,726,348	154,917	2.8%	90.0%	93.9%	(a)(b)
Gross profit	$637,515	$277,226	76.9%	10.0%	6.1%

	Thirty-Nine	Change from
	Weeks Ended	Thirty-Nine Weeks Ended
	September 29,	September 23, 2012
Sources of gross profit	2013	Amount	Percent
	(In thousands, except percent data)
United States	$523,108	$234,533	81.3%
Mexico	114,407	42,693	59.5%
Total gross profit	$637,515	$277,226	76.9%

	Thirty-Nine	Change from
	Weeks Ended	Thirty-Nine Weeks Ended
	September 29,	September 23, 2012
Sources of cost of sales	2013	Amount	Percent
	(In thousands, except percent data)
United States	$5,139,883	$116,179	2.3%	(a)
Mexico	586,465	38,738	7.1%	(b)
Total cost of sales	$5,726,348	$154,917	2.8%

(a)	Cost of sales incurred by our U.S. operations in the thirty-nine weeks ended September 29, 2013 increased $116.2 million, or 2.3%, from cost of sales incurred by our U.S. operations in the thirty-nine weeks ended September 23, 2012. The increase in cost of sales was primarily because of a $176.1 million increase from the same period in the prior year in live production costs, which increased primarily because of higher feed ingredient costs. Partially offsetting the increase was (i) the August 2012 disposal of our commercial egg business, which incurred cost of sales totaling $18.7 million in the thirty-nine weeks ended September 23, 2012, (ii) a $16.2 million decrease from the same period in the prior year in freight and storage costs, (iii) a $15.0 million decrease in derivative gains, (iv) a $5.8 million decrease in legal settlements and favorable adjustments to accrued settlement liabilities and (v) a $4.8 million decrease in losses recognized on the sale of assets. Other factors affecting U.S. cost of sales were immaterial.

(b)	Cost of sales incurred by our Mexico operations in the thirty-nine weeks ended September 29, 2013 increased $38.7 million, or 7.1%, from cost of sales incurred by our Mexico operations in the thirty-nine weeks ended September 23, 2012. Higher overhead costs and unfavorable foreign currency translation contributed $49.2 million, or 9.0 percentage points, to the increase in cost of sales. Decreased sales volume partially offset the increase in cost of sales by $10.3 million or 1.9 percentage points. Other factors affecting Mexico cost of sales were immaterial.

     Operating income. Operating income generated in the thirty-nine weeks ended September 29, 2013 increased $278.1 million, or 124.8%, from operating income generated in the thirty-nine weeks ended September 23, 2012. The following tables provide information regarding operating income information:

	Thirty-Nine	Change from		Percent of Net Sales
	Weeks Ended	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	September 23, 2012		September 29,	September 23,
Components of operating income	2013	Amount	Percent	2013	2012
	(In thousands, except percent data)
Gross profit	$637,515	$277,226	76.9%	10.0%	6.1%
SG&A expense	131,888	411	0.3%	2.1%	2.2%	(a)(b)
Administrative restructuring charges	4,622	(1,299)	(21.9)%	0.1%	0.1%	(c)
Operating income	$501,005	$278,114	124.8%	7.9%	3.8%

	Thirty-Nine	Change from
	Weeks Ended	Thirty-Nine Weeks Ended
	September 29,	September 23, 2012
Sources of operating income	2013	Amount	Percent
	(In thousands, except percent data)
United States	$401,101	$238,128	146.1%
Mexico	99,904	39,986	66.7%
Total operating income	$501,005	$278,114	124.8%

	Thirty-Nine	Change from
	Weeks Ended	Thirty-Nine Weeks Ended
	September 29,	September 23, 2012
Sources of SG&A expense	2013	Amount	Percent
	(In thousands, except percent data)
United States	$117,385	$(2,295)	(1.9)%	(a)
Mexico	14,503	2,706	22.9%	(b)
Total SG&A expense	$131,888	$411	0.3%

	Thirty-Nine	Change from
	Weeks Ended	Thirty-Nine Weeks Ended
	September 29,	September 23, 2012
Sources of administrative restructuring charges	2013	Amount	Percent
	(In thousands, except percent data)
United States	$4,622	$(1,299)	(21.9)%	(c)
Total administrative restructuring charges	$4,622	$(1,299)	(21.9)%

(a)	SG&A expense incurred by our U.S. operations in the thirty-nine weeks ended September 29, 2013 decreased $2.3 million, or 1.9%, from SG&A expense incurred by our U.S. operations in the thirty-nine weeks ended September 23, 2012 primarily because of (i) a $5.2 million decrease from the same period in the prior year in professional fees and outside services expenses, (ii) a $1.9 million decrease in depreciation and lease expenses, (iii) a $2.0 million decrease in sales brokerage expense, (iv) a $1.3 million decrease in shared service department operating expenses, (v) a $0.9 million decrease in marketing and development expenses and (vi) a $0.6 million decrease in facility operating costs. These increases were partially offset by (i) a $7.7 million increase from the same period in the prior year in payroll, benefits and other employee-related expenses and (ii) a $2.5 million increase in insurance and tax related expenses. Other factors affecting U.S. SG&A expense were immaterial.

(b)	SG&A expense incurred by our Mexico operations in the thirty-nine weeks ended September 29, 2013 increased $2.7 million, or 22.9%, from SG&A expense incurred by our Mexico operations in the thirty-nine weeks ended September 23, 2012 primarily because of a $2.1 million increase from the same period in the prior year in professional fees and $0.6 million in favorable foreign currency translation. Other factors affecting Mexico SG&A expense were immaterial.
(c)	Administrative restructuring charges incurred in the thirty-nine weeks ended September 29, 2013 decreased $1.3 million from administrative restructuring charges incurred in the thirty-nine weeks ended September 23, 2012. In the thirty-nine weeks ended September 29, 2013, we incurred administrative restructuring charges related to noncash impairment charges of $3.1 million and live operations rationalization totaling $1.5 million. In the thirty-nine weeks ended September 23, 2012, we incurred administrative restructuring charges composed of (i) live operations rationalization costs totaling $2.6 million, (ii) charges related to other restructuring activities totaling $2.0 million and (iii) noncash impairment charges totaling $1.3 million.

     Net interest expense. Consolidated interest expense decreased 14.0% to $66.7 million recognized in the thirty-nine weeks ended September 29, 2013 from $77.5 million recognized in the thirty-nine weeks ended September 23, 2012. This resulted primarily from a $11.4 million decrease in long term debt interest expense due to lower average borrowings. This decrease was partially offset by a higher weighted average interest rate compared to the same period in the prior year. Average borrowings decreased from $1.28 billion in the thirty-nine weeks ended September 23, 2012 to $1.02 billion in the thirty-nine weeks ended September 29, 2013. The weighted average interest rate increased from 6.95% in the thirty-nine weeks ended September 23, 2012 to 7.16% in the thirty-nine weeks ended September 29, 2013.

     Income taxes. We recognized income tax expense of $24.2 million for the thirty-nine weeks ended September 29, 2013, compared to an income tax benefit of $0.7 million for the thirty-nine weeks ended September 23, 2012. The income tax expense reported for the thirty-nine weeks ended September 29, 2013 was primarily the result of the tax expense recorded on our year-to-date income, offset by a decrease in valuation allowance as a result of year-to-date earnings. The income tax benefit reported for the thirty-nine weeks ended September 23, 2012 was primarily the result of a decrease in reserves for unrecognized tax benefits and a decrease in valuation allowance as a result of year-to-date earnings, offset by the tax expense recorded on our year-to-date income.

Liquidity and Capital Resources

     The following table presents our available sources of liquidity as of September 29, 2013:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$330.3
Borrowing arrangements:
U.S. Credit Facility	$700.0	$—	670.4	(a)
Mexico Credit Facility	42.4	—	42.4	(b)

(a)	Our actual borrowings under the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at September 29, 2013 was $700.0 million. Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at September 29, 2013 totaled $29.6 million.

(b)	Under the Mexico Credit Facility (as defined below), if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the Mexico Credit Facility is less than 1.25 to 1.00, the loans and letters of credit under the Mexico Credit Facility will be subject to, and cannot exceed, the borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of the loan parties. The borrowing base formula will be reduced by trade payables of the loan parties. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the Mexico Credit Facility being equal to or greater than the greater of 20% of the revolving commitments under the Mexico Credit Facility and 100.0 million Mexican pesos for a period of 60 consecutive days.

Senior and Subordinated Notes

     At September 29, 2013, we had an aggregate principal balance outstanding of $500.0 million of 7 ⅞% Senior Notes due 2018 (the “2018 Notes”) that are registered under the Securities Act of 1933. The 2018 Notes are our unsecured obligations and are guaranteed by one of our subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. The indenture governing the 2018 Notes contains various covenants that may adversely affect our ability, among other things, to incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. Additionally, we have an aggregate principal balance of $3.9 million of 7 ⅝% senior unsecured notes, 8 ⅜% senior subordinated unsecured notes and 9 ¼% senior unsecured notes outstanding at September 29, 2013.

     On June 23, 2011, we entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to us in the principal amount of $50.0 million under the Subordinated Loan Agreement. Pursuant to the terms of the Subordinated Loan Agreement, we agreed to reimburse JBS USA up to $56.5 million for potential draws upon letters of credit issued for JBS USA’s account that support certain obligations of our company or our subsidiaries. On December 16, 2011, we and JBS USA executed an amendment to the Subordinated Loan Agreement that, among other things, provided that if we consummated the Rights Offering that allowed stockholders of record as of January 17, 2012 to purchase an aggregate 44,444,444 shares of our common stock on or before March 24, 2012, the loan commitment under the Subordinated Loan Agreement would be terminated. We consummated the Rights Offering on February 29, 2012. Further, under the U.S. Credit Facility, following the consummation of the Rights Offering, (i) we, at our option, were permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to us under the Subordinated Loan Agreement would be terminated. On March 7, 2012, we repaid the outstanding $50.0 million term loan under the Subordinated Loan Agreement, plus accrued interest, with proceeds received from the Rights Offering and the remaining commitment to make loans under the Subordinated Loan Agreement was terminated.

     JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving us in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, we agreed to reimburse JBS USA for the letter of credit costs we would otherwise incur under our U.S. Credit Facility (as defined below). During the thirteen and thirty-nine weeks ended September 29, 2013, we reimbursed JBS USA $0.6 million and $1.8 million, respectively, for letter of credit costs. As of September 29, 2013, we have accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on our behalf.

U.S. Credit Facility

     We and certain of our subsidiaries entered into a credit agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto, which was amended and restated on August 7, 2013. The U.S. Credit Facility currently provides for a $700.0 million revolving credit facility, a Term B facility of approximately $410.1 million and a delayed draw term loan commitment of up to $400 million (the “Delayed Draw Term Loans”). We can draw upon the Delayed Draw Term Loan commitment, in one or more advances, between May 1, 2014 and December 28, 2014. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Delayed Draw Term Loan commitment by up to an additional $500.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. The U.S. Credit Facility also provides for a $100 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. The Term B Loans mature on December 28, 2014 with all principal and unpaid interest due at maturity. The revolving loan commitment under the U.S. Credit Facility matures on August 7, 2018. Any Delayed Draw Term Loans would be payable in quarterly installments beginning in fiscal year 2015 equal to 1.875% of the principal outstanding as of December 28, 2014, with all remaining principal and interest due at maturity on August 7, 2018.

     On December 28, 2009, we paid loan costs totaling $50.0 million related to the U.S. Credit Facility that is recognized as an asset on our balance sheet. On August 7, 2013, we paid loan costs totaling $5.0 million related to the amendment and restatement to the U.S. Credit Facility that is recognized as an asset on our balance sheet. We amortize these capitalized costs to interest expense over the life of the U.S. Credit Facility.

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2012, we were required to pay approximately $141.2 million of its cash flow toward the outstanding principal under the Term B loans, which we paid on April 29, 2013. The excess cash flow payments have been and will continue to be applied to installments of the Term B loans ratably in accordance with the then outstanding amounts thereof. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds we received from the Rights Offering were not subject to this requirement. On September 29, 2013, a principal amount of $410.1 million under the Term B loans commitment was outstanding.

     Our actual borrowings under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank, ACB. As of September 29, 2013, the applicable borrowing base was $700.0 million, the amount available for borrowing under the revolving loan commitment was $670.4 million. We had letters of credit of $29.6 million and no outstanding borrowings under the revolving loan commitment as of September 29, 2013.

     The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. The U.S. Credit Facility requires us to comply with a minimum level of tangible net worth covenant. We are currently in compliance with this financial covenant. All other financial covenants were eliminated in connection with the August 7, 2013 amendment and restatement to the U.S. Credit Facility. The U.S. Credit Facility also provides that we may not incur capital expenditures in excess of $350.0 million in any fiscal year.

     All obligations under the U.S. Credit Facility are unconditionally guaranteed by certain of our subsidiaries and are secured by a first priority lien on (i) the accounts receivable and inventories our company and our non-Mexico subsidiaries, (ii) 65% of the equity interests in our direct foreign subsidiaries and 100% of the equity interests in our other subsidiaries and (iii) substantially all of the personal property and intangibles of the borrowers and guarantors under the U.S. Credit Facility and (iv) substantially all of the real estate and fixed assets of our company and the guarantor subsidiaries under the U.S. Credit Facility.

Mexico Credit Facility

     On October 19, 2011, Avícola Pilgrim’s Pride de México, S.A. de C.V., Pilgrim’s Pride S. de R.L. de C.V. and certain other Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of our Mexico subsidiaries. As of September 29, 2013, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $42.4 million. There were no outstanding borrowings under the Mexico Credit Facility at September 29, 2013.

Off-Balance Sheet Arrangements

     We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to eight years. We estimate the maximum potential amount of the residual value guarantees is approximately $2.7 million as of September 29, 2013; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.

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

Historical Flow of Funds

     Cash provided by operating activities was $596.7 million and $156.0 million for the thirty-nine weeks ended September 29, 2013 and September 23, 2012, respectively. The increase in cash flows provided by operating activities was primarily a result of net income and working capital changes for the thirty-nine weeks ended September 29, 2013 as compared to the thirty-nine weeks ended September 23, 2012.

     Our working capital position, which we define as current assets less current liabilities, increased $245.8 million to $1,058.4 million and a current ratio of 2.39 at September 29, 2013 compared to $812.6 million and a current ratio of 2.11 at December 30, 2012. This increase was primarily the result of the generation of cash from operations. Our working capital position increased $84.8 million to $831.8 million and a current ratio of 2.14 at September 23, 2012 compared to $747.0 million and a current ratio of 2.04 at December 25, 2011. The increase was also caused by the generation of cash from operations.

     Cash used in operating activities related to increases in trade accounts and other receivables totaled $25.5 million and $3.2 million in the thirty-nine weeks ended September 29, 2013 and September 23, 2012, respectively. Trade accounts and other receivables increased $25.0 million, or 6.5%, to $411.5 million at September 29, 2013 from $386.4 million at December 30, 2012. The change in trade accounts and other receivables resulted primarily from increased sales price per pound. Trade accounts and other receivables increased $5.6 million, or 1.5%, to $376.0 million at September 23, 2012 from $370.4 million at December 25, 2011. The change in trade accounts and other receivables resulted primarily from increased sales price per pound partially offset by an increase in sales adjustments and collection of other receivables when compared to the previous year.

     Cash provided by operating activities related to inventories totaled $39.4 million in the thirty-nine weeks ended September 29, 2013 and cash used by operating activities related to inventories totaled $95.0 million in the thirty-nine weeks ended September 23, 2012. Inventories decreased $39.2 million, or 4.1%, to $911.1 million at September 29, 2013 from $950.3 million at December 30, 2012. The change in inventories was primarily due to a decrease in feed inventories partially offset by an increase in live chicken. Inventories increased $100.1 million, or 11.4%, to $979.2 million at September 23, 2012 from $879.1 million at December 25, 2011. The change in inventories was primarily due to increases in live chicken and feed ingredients costs.

     Cash used in operating activities included increases in prepaid expenses and other current assets totaling $17.3 million and $1.1 million in the thirty-nine weeks ended September 29, 2013 and September 23, 2012, respectively. Prepaid expenses and other current assets increased $16.8 million, or 29.9%, to $72.8 million at September 29, 2013 from $56.0 million at December 30, 2012. This change resulted primarily from an $11.0 million increase in outstanding derivatives and a $5.5 million increase in value-added tax receivables. Prepaid expenses and other current assets increased $2.5 million, or 4.8%, to $54.9 million at September 23, 2012 from $52.4 million at December 25, 2011. This change resulted primarily from a $13.0 million increase in prepaid insurance premiums and a $5.2 million increase in value-added tax receivables. These increases were partially offset by a $14.2 million decrease in prepaid grain purchases.

     Cash provided by operating activities included a $1.0 million decrease in net income tax assets in the thirty-nine weeks ended September 29, 2013. Cash used in operating activities included a $14.3 million increase in net income tax assets in the thirty-nine weeks ended September 23, 2012. Net income tax assets decreased $1.0 million, or 4.2%, to $21.6 million at September 29, 2013 from $22.5 million at December 30, 2012. This change resulted primarily from an increase in our income tax receivables offset by a decrease in our net deferred tax position. Our income tax position increased $14.3 million, or 122.5%, to a net income tax asset of $2.6 million at September 23, 2012 from a net income tax liability of $11.7 million at December 25, 2011. This change resulted primarily from both a decrease in the reserve for unrecognized tax benefits and the recognition of income taxes receivable in Mexico.

     Cash used in investing activities was $73.0 million and $32.9 million for the thirty-nine weeks ended September 29, 2013 and September 23, 2012, respectively. Capital expenditures totaled $76.3 million and $62.1 million in the thirty-nine weeks ended September 29, 2013 and September 23, 2012, respectively. Capital expenditures increased by $14.2 million primarily because of the number of projects that were active at September 29, 2013 when compared to September 23, 2012. Capital expenditures for 2013 cannot exceed $350.0 million under the terms of the U.S. Credit Facility. Cash proceeds from property disposals in the thirty-nine weeks ended September 29, 2013 and September 23, 2012 were $3.3 million and $28.7 million, respectively.

     Cash used in financing activities was $257.7 million in the thirty-nine weeks ended September 29, 2013. Cash used in financing activities was $108.9 million in the thirty-nine weeks ended September 23, 2012. Cash proceeds in the thirty-nine weeks ended September 29, 2013 and September 23, 2012 from our revolving line of credit and long-term borrowings were $505.6 million and $595.8 million, respectively. Cash was used to repay our revolving line of credit, long-term borrowings and capital lease obligations totaling $758.3 million and $853.0 million for the thirty-nine weeks ended September 29, 2013 and September 23, 2012, respectively. Cash used in the thirty-nine weeks ended September 23, 2012 to repay the notes payable to JBS USA was $50.0 million. Cash used in the thirty-nine weeks ended September 23, 2012 to pay for capitalized loan costs related to the amendment and restatement of the U.S. Credit Facility was $5.0 million. Cash proceeds in the thirty-nine weeks ended September 23, 2012 from the sale of common stock in the Rights Offering were $198.3 million.

     Contractual Obligations

     In addition to our debt commitments at September 29, 2013, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of September 29, 2013 under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due by Period
Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$913,996	$264	$410,215	$3,517	$500,000
Interest(c)	256,468	64,281	91,597	80,420	20,170
Capital leases	999	194	334	245	226
Operating leases	13,647	1,714	11,262	671	—
Derivative liabilities	3,545	3,545	—	—	—
Purchase obligations(d)	150,421	143,329	7,092	—	—
Total	$1,339,076	$213,327	$520,500	$84,853	$520,396

(a)	The total amount of our unrecognized tax benefits at September 29, 2013 was $16.2 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented before the unaccreted discount of $2.4 million and excludes $29.6 million in letters of credit outstanding related to normal business transactions. In April 2013, we paid approximately $141.2 million of our 2012 excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, we will no longer be required to make quarterly installment payments for our Term B loans. Subsequent to the end of our fiscal year, a portion of our excess cash flow must be used to repay outstanding principal amounts under the Term B loans. While we cannot estimate the amount of the cash flow payment at this time, we expect that the payment will be significant based on our operating results to date. The Term B loans must be repaid in full at maturity on December 28, 2014.
(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of September 29, 2013.
(d)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

Critical Accounting Policies

     During the thirty-nine weeks ended September 29, 2013, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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

Commodity Prices

     We purchase certain commodities, primarily corn, soybean meal and sorghum, for use as ingredients in the feed we either sell commercially or consume in our live operations. We also purchase natural gas and electricity for use in our facilities. As a result, our earnings are affected by changes in the price and availability of such feed ingredients, natural gas and electricity. In the past, we have from time to time attempted to minimize our exposure to the changing price and availability of such commodities by using various techniques, including, but not limited to, executing purchase agreements with suppliers for future physical delivery of the commodities at established prices and purchasing or selling derivative financial instruments such as futures and options.

     Market risk is estimated as a hypothetical 10% change in the weighted-average cost of our primary feed ingredients as of September 29, 2013. However, fluctuations greater than 10% could occur. Based on our feed consumption during the thirteen weeks ended September 29, 2013, such a change would have resulted in a change to cost of sales of $87.5 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10% change in ending feed ingredient inventories at September 29, 2013, excluding any potential impact on the production costs of our chicken inventories, would be $13.2 million.

     A 10.0% increase in corn, soybean meal, and natural gas prices on September 29, 2013 would have resulted in a decrease of approximately $3.0 million in the fair value of our net commodity derivative liability position as of that date.

Interest Rates

     Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 22.5% of our total debt at September 29, 2013. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.1 million for the thirteen weeks ended September 29, 2013. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at September 29, 2013.

     Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% decrease in interest rates would have increased the fair value of our fixed rate debt by approximately $5.0 million as of September 29, 2013.

Foreign Currency

     Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. As of September 29, 2013, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $4.7 million and a gain of $5.4 million in the thirty-nine weeks ended September 29, 2013 and September 23, 2012, respectively. The average exchange rates for the thirty-nine weeks ended September 29, 2013 and September 23, 2012 were 12.67 Mexican pesos to one U.S. dollar and 13.24 Mexican pesos to one U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

     We occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. A 10.0% increase in the Mexican peso exchange rate when compared to the U.S. dollar on September 29, 2013 would have resulted in a decrease of approximately $8.0 million in the fair value of our net commodity derivative asset position as of that date.

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

Forward Looking Statements

     Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forwardlooking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made herein, in our other filings with the SEC, in press releases, and in certain other oral and written presentations. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “imply,” “intend,” “should,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

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

  Extreme weather or natural disasters;

  The impact of uncertainties in litigation; and

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

ITEM 4. CONTROLS AND PROCEDURES

     As of September 29, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended September 29, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     Shelia Adams, et al. v. Pilgrim’s Pride Corporation. On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled “Shelia Adams, et al. v. Pilgrim’s Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 US C. § 192 of the Packers and Stockyards Act of 1921 (the “PSA”); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by nondisclosure. The case relates to our Farmerville, Louisiana; Nacogdoches, Texas; and the El Dorado, De Queen and Batesville, Arkansas complexes. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the U.S. District for the Eastern Court of Texas (“Marshall Court”). The motion was filed with the U.S. District Court for the Northern District of Texas-Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference. We filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs’ motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs’ Amended Complaint with the Marshall Court. A bench trial commenced on June 16, 2011. The trial concluded as to the El Dorado growers on August 25, 2011. On September 30, 2011, the Marshall Court issued its Findings of Facts and Conclusions of Law and Judgment finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e), and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. Oral argument occurred on December 3, 2012. On August 27, 2013, the Fifth Circuit reversed the judgment, and entered a judgment in favor of the Company. Plaintiffs thereafter filed a petition for rehearing en banc. Plaintiffs’ petition for rehearing was denied on October 15, 2013. Plaintiffs may seek discretionary review from the Supreme Court of the United States, and any such petition in that regard will be due January 13, 2014. If such petition is granted, the Company intends to vigorously pursue its appellate rights and defend against reinstatement of the underlying judgment of the trial court. The Fifth Circuit's decision and prior favorable trial court rulings regarding the El Dorado grower' claims suggest that the likelihood of any recovery by growers remaining in the case is too remote to maintain the previously-recorded loss accrual. Therefore, the Company reversed the accrual on September 1, 2013. As for the remaining claims, the bench trials relating to the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex began on July 16, 2012. That bench trial concluded on August 2, 2012. The Marshall Court has not issued a decision. Additionally, the bench trials relating to the claims asserted by the plaintiffs from the Nacogdoches, Texas complex began on September 12, 2012. The trial has not concluded and the Marshall Court has not scheduled a date for resuming the trial. The remaining bench trial for the plaintiffs from the De Queen and Batesville, Arkansas complexes was scheduled for October 29, 2012, but that trial date was canceled. The Marshall Court has not scheduled new dates for that bench trial. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers’ claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers’ individual claims and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.

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

ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our 2012 Annual Report on Form 10-K, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are all the risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

ITEM 5. OTHER INFORMATION

     As previously discussed, the Company filed voluntary Chapter 11 petitions on December 1, 2008 and emerged from bankruptcy on December 28, 2009. The Chapter 11 cases were being jointly administered under case number 08-45664. The Company has and intends to continue to post important information about the restructuring, including quarterly operating reports and other financial information required by the Bankruptcy Court, on the Company’s website www.pilgrims.com under the “Investors-Reorganization” caption. The quarterly operating reports are required to be filed with the Bankruptcy Court no later than the 20th day of the next calendar month immediately following the end of the fiscal quarter and will be posted on the Company’s website concurrently with being filed with the Bankruptcy Court. The Company uses its website as a means of complying with its disclosure obligations under SEC Regulation FD.

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

10.1	Third Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of June 25, 2013, by and among Avícola Pilgrim’s Pride de México, S.A. de C.V. and Pilgrim’s Pride, S. de R.L. de C.V., as borrowers, the subsidiaries of the borrowers party thereto, the banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 1, 2013).

10.2	Amendment and Restatement to Credit Agreement dated August 7, 2013 among Pilgrim’s Pride Corporation, To-Ricos Distribution, Ltd., CoBank, ABC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 12, 2013).

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended September 29, 2013 and September 23, 2012.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: October 31, 2013	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and
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

10.1	Third Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of June 25, 2013, by and among Avícola Pilgrim’s Pride de México, S.A. de C.V. and Pilgrim’s Pride, S. de R.L. de C.V., as borrowers, the subsidiaries of the borrowers party thereto, the banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 1, 2013).

10.2	Amendment and Restatement to Credit Agreement dated August 7, 2013 among Pilgrim’s Pride Corporation, To-Ricos Distribution, Ltd., CoBank, ABC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 12, 2013).

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended September 29, 2013 and September 23, 2012.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.