Form 10-K
period 2013-12-29
PILGRIMS PRIDE CORP
filed 2014-02-21
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2013, was $905,871,034. For purposes of the foregoing calculation only, all directors, executive officers and greater than 10% beneficial owners have been deemed affiliates. Number of shares of the Registrant’s Common Stock outstanding as of February 19, 2014 was 259,029,033.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

PILGRIM’S PRIDE CORPORATION
FORM 10-K
TABLE OF CONTENTS

PART I

Item 1. Business

Company Overview

     Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms), which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. We are one of the largest chicken producers in the world with operations in the United States (“U.S.”), Mexico and Puerto Rico. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. We offer a wide range of products to our customers through strong national and international distribution channels. We employ approximately 36,700 people and have the capacity to process more than 34.7 million birds per week for a total of more than 10.2 billion pounds of live chicken annually. In 2013, we generated $8.4 billion in total revenue and produced 7.2 billion pounds of chicken products.

     The Company operates on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2013) in the notes to the Consolidated Financial Statements applies to our fiscal year and not the calendar year. Fiscal 2013 was a 52-week fiscal year.

     We market our balanced portfolio of fresh, prepared and value-added chicken products to a diverse set of customers across the U.S., Mexico and in approximately 100 other countries. We have become a valuable partner to our customers and a recognized industry leader by consistently providing high-quality products and services designed to meet their needs and enhance their business. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors such as Chick-fil-A® and Yum! Brands®, distributors such as US Foods and Sysco® and retail customers, including grocery store chains and wholesale clubs such as Kroger®, Wal-Mart®, Costco®, Publix® and Sam’s Club®.

     Our Mexico operations generated approximately 10.8% of our net sales in 2013. We are one of the largest producers and sellers of chicken in Mexico and we believe we are one of the most efficient producers of chicken in that region. Our presence in Mexico provides access to a market with growing demand and has enabled us to leverage our operational strengths within the region. The market for chicken products in Mexico is still developing with most sales attributed to fresh, commodity-oriented, market price-based business. We believe our Mexico business is well positioned to continue benefiting from these trends in the Mexican consumer market. Additionally, we are an important player in the live market, which accounts for approximately 33% of the industry’s chicken sales in Mexico in 2013. We intend to expand our presence in Mexico by capitalizing on our vast experience in providing a broad range of high-quality products in addition to our well-known service.

     As a vertically integrated company, we control every phase of the production of our products. We believe that vertical integration helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. We currently operate in 12 U.S. states, Puerto Rico and Mexico. Our plants are strategically located to ensure that customers timely receive the freshest products. We operate 24 fresh processing plants in the U.S., six prepared foods cook plants in the U.S., one fresh processing plant in Puerto Rico, three processing plants in Mexico, and 13 distribution centers (one in Puerto Rico and 12 in Mexico). In addition, the Company operates eight rendering facilities (five in the U.S., one in Puerto Rico and two in Mexico) and three pet food plants in the U.S. The Company has six additional processing plants that are currently idle. Combined with our global network of approximately 4,200 growers, 28 feed mills and 36 hatcheries, we believe we are well positioned to supply the growing demand for our products.

     On December 1, 2008, Pilgrim's and six of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. We emerged from Chapter 11 bankruptcy proceedings on December 28, 2009. See “Note 1. Business and Summary of Significant Accounting Policies” of our Consolidated Financial Statements included in this annual report for additional information.

The Industry

Industry Overview

     The U.S. consumes more chicken than any other protein (approximately 31.1 billion pounds projected in calendar year 2014 according to the U.S. Department of Agriculture (“USDA”)), and chicken is the second most consumed protein globally after pork. The U.S. is the world’s largest producer of chicken and is projected to produce approximately 38.5 billion pounds of ready-to-cook broiler meat in calendar year 2014, representing 20.0% of the total world production. China and Brazil produce the second and third most broiler meat, with 16.9% and 15.6% of the world market, respectively, according to the USDA.

     The U.S. is the second-largest exporter of broiler meat behind Brazil. The U.S. is projected to export 7.5 billion pounds in calendar year 2014, which would account for 31.0% of the total world exports and 19.6% of the total U.S. production, according to the USDA. The top five exporters controlled over 87% of the market in 2013.

     The broiler export marketplace has grown at a rapid pace since the early 1990s. The growth has been driven by various geopolitical events such as the collapse of the former Soviet Union and consumption growth in emerging markets, as well as changing consumer preferences. Key importers of broilers include Russia, China, the EU, Mexico and Saudi Arabia. Other export markets such as Hong Kong, Vietnam, the Middle East and Africa are projected to increase their imports of U.S. chicken.

     The U.S. market is concentrated with four major chicken producers accounting for over 50% of production. The U.S. chicken industry is largely vertically integrated with major producers owning and operating feed mills, processing plants and further processing plants while contracting out breeding and broiler production to thousands of contractually bound chicken farmers. More than 90% of all chickens raised for consumption are produced by farmers under contracts with processing companies. Processing companies provide the growers with chickens, feed, vaccines and medicines required for the production of broilers. The grower supplies all systems and labor required to bring the broilers up to slaughter weight. The grower is then paid based on the weight gain exhibited by the flock.

     According to the USDA, chicken production in the U.S. increased at a compounded annual growth rate of 1.4% from 2002 through 2012. Similarly, per capita consumption of chicken in the U.S. increased at a compounded annual growth rate of 0.8% during this same period of time. Also during this same period of time, per capita beef consumption in the U.S. declined at a compounded annual growth rate of 0.8% while per capita pork consumption in the U.S. increased at a compounded annual growth rate of only 0.1%. The growth in chicken demand is attributable to (i) relative affordability compared to other proteins such as beef and pork, (ii) the increasingly health conscious nature of U.S. consumers, (iii) chicken’s consistent quality and versatility and (iv) its introduction on many foodservice menus. In addition, global protein demand has remained strong, and we believe protein demand will continue to expand consistent with rising standards of living and a growing middle class in developing countries around the world. USDA estimates from 2010 through 2020 show an anticipated increase of global chicken demand of 29%, 81% of which is expected to come from emerging markets. We believe our relationship with our largest stockholder, JBS USA Holdings, Inc. (“JBS USA”) positions us to capture a portion of those emerging markets.

     We benefit from a shorter production lifecycle of broilers compared to other proteins. While production for cattle takes approximately 28 to 39 months from breeding to slaughter and the production for pork takes 11 to 12 months, the production lifecycle for the broiler is only ten weeks. There are three key components of broilers that are sold for consumption: the breast, the wing and the leg quarters. An estimated 88% of broiler production in the U.S. is sold in separate parts, rather than as a whole bird. This is due primarily to domestic preferences associated with white meat, as well as increased demand for boneless breasts and wings.

Key Industry Dynamics

     Pricing. Changes to either the supply or demand components of the chicken market can significantly impact the profitability of key players in the industry, including our company. Specifically, any supply or demand shift within the broiler industry can drive a change in pricing of chicken products and significantly affect the income generated by the producer. Items that influence chicken pricing in the U.S. include international demand, changes in production by other broiler producing countries, input costs and the demand associated with substitute products such as beef and pork. While broiler producers attempt to match supply and demand, a minor change in downstream demand can impact whether the planned supply meets the market need. We believe our focus on sales mix enables us to adapt to changing supply demand dynamics by adjusting our production to maximize value.

     Feed. Broilers are fed corn and soybean meal as well as certain vitamins and minerals. Corn and soybean meal accounted for approximately 50% and 27% of our feed costs, respectively, in 2013. Broiler production is significantly more efficient from a feed perspective than cattle or hog production. Approximately two pounds of feed are required for each pound of chicken, as compared to approximately seven and 3.5 pounds for cattle and hogs, respectively.

     Historically, cost of feed had been largely steady, with occasional spikes resulting from externalities. These externalities often took the form of poor weather conditions, such as droughts or excessive rains leading to poor crop yields and increased demand both domestically for ethanol and globally for protein production. In recent years, feed prices have also been impacted by increased demand both domestically for ethanol and globally for protein production. Market prices for feed ingredients remained at historically high levels until the latter half of 2013 and remain volatile. In response to these volatile market prices, we have sought to mitigate the impact of feed price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed price contracts, broadening our product portfolio and expanding the variety of contracts within our book of business. We believe that having a broad product portfolio provides flexibility in our product offerings and enables us to focus our production on the most profitable products within any feed ingredient price environment. Additionally, we believe that having a variety of contracts with more flexible pricing reduces the risk associated with volatile feed prices by creating a spread model, which allows us to reflect market prices on a more real-time basis, while ensuring volume commitments to our customer base.

Competitive Strengths

     We believe that our competitive strengths will enable us to maintain and grow our position as a leading chicken company and to capitalize on future favorable growth opportunities:

     Leading market position in the growing chicken industry. We are a leading chicken producer in the U.S. with a 19.0% market share, based on ready-to-cook production in 2013. We are also one of the largest chicken producers on a global basis. We believe we can maintain this prominent market position as we are one of the few producers in the chicken industry that can fully satisfy the requirements of large retailers and foodservice companies due to our broad product range, national distribution and technical capabilities. We believe we are well positioned to be the primary chicken supplier for large customers due to our ability to provide consistent supply, innovate and develop new products to address consumer desires and provide competitive pricing across a diverse product portfolio. Our vertical integration gives us control over our supply of chicken and chicken parts. Further, our processing facilities offer a wide range of capabilities and are particularly suited for the high-volume production as well as low-volume custom production runs necessary to meet both the capacity and quality requirements of our customer base. Finally, we have established a reputation for dependable quality, highly responsive service and excellent technical support while tailoring our products to market taste preferences.

     Experienced management team and results-oriented corporate culture. We have a proven senior management team whose tenure in the chicken industry has spanned numerous market cycles and is among the most experienced in the industry. Our senior management team is led by William W. Lovette, our Chief Executive Officer, who has over 30 years of experience in the chicken industry. Our management team has successfully improved and realigned our business and instilled a corporate culture focused on performance and accountability. Management's strategy included the implementation of zero-based budgeting and plant-level profit and loss analysis, driving engagement and ownership over the results at each plant. Our senior operating executives have backgrounds with leading agribusiness companies, including Tyson Foods, Inc., ConAgra Foods, Inc. and Bunge Limited. We believe that this combination of backgrounds and experience will continue to provide the foundation for a results-oriented business strategy and will enable us to maintain and strengthen long-term relationships with customers and help us grow our business in the future. We also benefit from management ideas, best practices, and talent shared with the seasoned management team at our majority stockholder, JBS USA, and its parent company, JBS S.A., who have over 50 years of combined experience operating protein processing facilities in South America, North America and Australia.

     Leaner, more focused enterprise under new strategy. As a result of our restructuring efforts, we are a more efficient and lean organization supported by a market-driven business strategy. Since 2008, we have closed, idled or sold 11 plants and 14 distribution centers, reduced or consolidated production at other facilities, streamlined our workforce and reduced administrative and corporate expenses including moving our corporate headquarters and closing satellite headquarters as part of our becoming a majority owned subsidiary of JBS USA. In addition, we continue to make significant production improvements driven by improved yields, labor, cost savings and product mix. Since 2010, these efforts have resulted in a $642.0 million cumulative annualized run rate improvement in plant-related costs, sales mix and product yield. As a result of these efforts, we are a financially stronger company with a more conservative capital structure since we emerged from bankruptcy in 2009.

     Blue chip and diverse customer base across all industry segments. We benefit from strong relationships with leading companies in every customer segment, including Chick-fil-A®, Sysco®, US Foods, Yum! Brands®, Kroger®, Wal-Mart®, Costco®, Publix®, Sam’s Club® and ConAgra Foods®, all of whom have been doing business with us for more than five years. We sell our products to a large and diverse customer base, with over 5,000 customers and no concentrations above 7.0% of net sales except for our largest customer, Wal-Mart Stores, Inc., which accounted for 9.7% of net sales in 2013.

     Relationship with JBS USA. As a majority-owned subsidiary of JBS USA, we work closely with JBS USA’s management to identify areas where both companies can achieve synergies. As part of our integration plan, we moved our headquarters to Greeley, Colorado, the headquarters of JBS USA. In addition to cost savings through the integration of certain corporate functions and the rationalization of facilities, our relationship with JBS USA allows us to enjoy several advantages given its diversified international operations and strong record in commodity risk management. We seek to leverage JBS USA’s international network by expanding into untapped international markets and strengthening our presence in geographies in which we already operate. In addition, JBS USA’s expertise in managing the risk associated with volatile commodity inputs will help us to further improve our operations and manage our margins.

Business Strategy

     We intend to continue growing our business and enhancing profitability by pursuing the following strategies:

     Valued partner with our key customers. We are a leading producer of chicken products in the world. We have developed and acquired complementary markets, distributor relationships and geographic locations, establishing relationships with broad-line national distributors and retailers that have enabled us to expand our customer base and provide nationwide distribution capabilities for all of our product lines. As a result, we believe we are one of only two U.S. chicken producers that can supply the growing demand for a broad range of price competitive standard and specialized products with well-known brand names on a nationwide basis from a single-source supplier. Additionally, we intend to leverage our innovation capabilities to develop new products along with our customers to accelerate sales and enhance the profitability of chicken products at their businesses. By having best-in-class quality management systems, we plan to further enhance our industry position by optimizing our sales mix and production to increase our profitability and accelerate innovation.

     Operational excellence. As production and sales grow, we continue to focus on improving operating efficiencies by focusing on cost reductions, more effective processes, training and our total quality management program. Specific initiatives include:

  Benchmarking live and plant costs against the industry;
  Striving to be in the top 25% of the industry for yields and costs;
  Fostering a culture of accountability and ownership deeper in the organization;
  Conducting monthly performance reviews with senior management; and
  Improving sales mix and price.

     Strategically grow value added exports. We will continue our focus on expanding international sales by seeking opportunities to increase penetration in our existing markets and entering attractive new markets. Expansion of our export sales complements our U.S. chicken operations and positions us to capitalize on expected global demand growth, particularly in emerging markets. According to the USDA, the export of U.S. chicken products increased at an average annual growth rate of 4.4% from 2002 through 2012. We believe U.S. chicken exports will continue to grow as global demand increases for high-quality, low-cost meat protein sources. Utilizing the extensive sales network of JBS USA, we believe that we can accelerate the sales of value-added chicken products into our international distribution channels. Our key international markets include Mexico, the Middle East, Asia and countries within the Commonwealth of Independent States (“CIS”). Our relationship with JBS USA has improved our access to markets such as Africa, the Middle East, Latin America and Asia. We believe substantial opportunities exist to expand our sales to these markets by capitalizing on direct international distribution channels supplemented by our existing export broker relationships. We also believe that opportunities exist to sell more profitable products into these markets and continue to look for opportunities to invest capital to support these markets. Our export sales accounted for approximately 10.0% of our U.S. chicken sales in 2013.

Reportable Business Segment

     We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale in the U.S., Puerto Rico and Mexico. We conduct separate operations in the U.S., Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our U.S. operations. See “Note 19. Business Segment and Geographic Reporting” of our Consolidated Financial Statements included in this annual report for additional information.

Narrative Description of Business

Products and Markets

     Our primary product types are fresh chicken products, prepared chicken products and value-added export chicken products. We sell our fresh chicken products to the foodservice and retail markets. Our fresh chicken products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated and prepackaged case-ready chicken. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our fresh chicken sales accounted for 59.9% of our total U.S. chicken sales in 2013.

     We also sell prepared chicken products, including portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Our prepared chicken products sales accounted for 29.7% of our total U.S. chicken sales in 2013.

     Value-added export and other chicken products primarily consist of whole chickens and chicken parts sold either refrigerated for distributors in the U.S. or frozen for distribution to export markets. We sell U.S.-produced chicken products for export to Mexico, the Middle East, Asia, countries within the CIS and other world markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. Prices for export sales are determined by supply and demand and local market conditions. In certain newly accessed international markets, we have established premium brands, which allow us to market our products at a premium to commodity price levels within those regions. Our value-added export and other chicken products sales accounted for 10.4% of our total U.S. chicken sales in 2013.

     Our primary customer markets consist of the foodservice and retail channels, as well as selected export and other markets.

     Our foodservice market principally consists of chain restaurants, food processors, broad-line distributors and certain other institutions located throughout the continental U.S. Within this market, we service frozen, fresh and corporate accounts. Fresh and frozen chicken products are usually pre-cut to customer specifications and are often marinated to enhance value and product differentiation. Corporate accounts include further-processed and value-added products supplied to select foodservice customers, improving their ability to manage product consistency and quality in a cost efficient manner. We believe we are positioned to be the primary or secondary supplier to national and international chain restaurants who require multiple suppliers of chicken products. Additionally, we believe we are well suited to be the sole supplier for many regional chain restaurants. Regional chain restaurants often offer better margin opportunities and a growing base of business. We believe we have operational strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience are competitive strengths compared to smaller and non-vertically integrated producers. Foodservice growth is anticipated to continue, despite the effects resulting from continued weak economic conditions in the U.S.

     Our retail market consists primarily of grocery store chains, wholesale clubs and other retail distributors. Our retail market products consist primarily of branded, prepackaged cut-up and whole chicken and chicken parts. We concentrate our efforts in this market on creating value for our customers through category management and supporting key customers in expanding their private label sales programs. Additionally, for many years, we have invested in both trade and retail marketing designed to establish high levels of brand name awareness and consumer preference. We utilize numerous advertising and marketing techniques to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Gold Kist®, County Post®, Pierce Chicken®, Pilgrim’s Pride® and Pilgrim’s® brands. We believe our efforts to achieve and maintain brand awareness and loyalty help to achieve greater price premiums than would otherwise be the case in certain markets and support and expand our product distribution. We actively seek to identify and address consumer preferences by using sophisticated qualitative and quantitative consumer research techniques in key geographic markets to discover and validate new product ideas, packaging designs and methods.

     Our export and other chicken market consists primarily of customers who purchase for distribution in the U.S. or for export to Mexico, the Middle East, Asia, countries within the CIS and other world markets. Our value-added export and other chicken products, with the exception of our exported prepared chicken products, consist of whole chickens and chicken parts sold in bulk, or value-added form, either refrigerated or frozen. We believe that U.S. chicken exports will continue to grow as worldwide demand increases for high-quality, low-cost meat protein sources. We expect that worldwide demand for higher-margin prepared food products will increase over the next several years and believe our strategy of value-added export growth positions us to take advantage of this expected demand.

     Historically, we have targeted international markets to generate additional demand for our dark chicken meat, for which there has been less demand in the U.S. than for white chicken meat. We have expanded our portfolio to provide prepared chicken products tailored for export to the international divisions of our U.S. chain restaurant customers, as well as newly identified customers in regions not previously accessed. Through our relationship with JBS USA, we have developed an international distribution channel focused on growing our tailored export program and expanding value-added products such as all-vegetable-fed whole griller birds, chicken franks and further processed thigh meat. Utilizing the extensive sales network of JBS USA, we believe that we can accelerate the sales of value-added chicken products into these international channels.

     The following table sets forth, for the periods beginning with 2009, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

					Transition
	2013	2012	2011	2010	Period(a)	2009(a)
	(In thousands)
U.S. chicken:
Prepared chicken	$2,046,746	$2,239,289	$2,135,337	$2,262,107	$535,810	$2,294,576
Fresh chicken	4,123,089	3,583,854	3,160,429	2,834,972	663,418	3,113,062
Export and other chicken
by-products	715,969	817,723	808,038	581,303	134,976	656,276
Total U.S. chicken	6,885,804	6,640,866	6,103,804	5,678,382	1,334,204	6,063,914
Mexico chicken	864,454	758,023	720,333	615,433	127,557	487,785
Total chicken	7,750,258	7,398,889	6,824,137	6,293,815	1,461,761	6,551,699
Other products:
U.S.	614,408	608,619	674,923	558,675	132,500	505,738
Mexico	46,482	113,874	36,638	29,139	8,473	30,618
Total other products	660,890	722,493	711,561	587,814	140,973	536,356
Total net sales	$8,411,148	$8,121,382	$7,535,698	$6,881,629	$1,602,734	$7,088,055

(a)	In December 2009, we changed our fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. The change was effective for our 2010 fiscal year, which began December 28, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009.

     The following table sets forth, beginning with 2009, the percentage of net U.S. chicken sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

					Transition
	2013	2012	2011	2010	Period(a)	2009(a)
	(Percent)
Prepared chicken	29.7	33.7	35.0	39.9	40.2	37.9
Fresh chicken	59.9	54.0	51.7	49.9	49.7	51.3
Export and other chicken
by-products	10.4	12.3	13.3	10.2	10.1	10.8
Total U.S. chicken	100.0	100.0	100.0	100.0	100.0	100.0

(a)	In December 2009, we changed our fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. The change was effective for our 2010 fiscal year, which began December 28, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009.

United States Operations

Product Types

     Fresh Chicken Overview. Fresh chicken is an important component of our sales and accounted for $4,123.1 million, or 59.9%, of our total U.S. chicken sales in 2013 and $3,113.1 million, or 51.3%, in 2009. Most fresh chicken products are sold to established customers, based upon certain weekly or monthly market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. The majority of these products are sold pursuant to agreements with varying terms that set a price according to formulas based on underlying chicken price markets, subject in many cases to minimum and maximum prices.

     Prepared Chicken Overview. In 2013, $2,046.7 million, or 29.7%, of our U.S. chicken sales were in prepared chicken products to foodservice customers and retail distributors, as compared to $2,294.6 million, or 37.9%, in 2009. The production and sale in the U.S. of prepared chicken products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our U.S. cost of sales, representing approximately 46.1% of our U.S. cost of sales in 2013. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

     Value-Added Export and Other Chicken Products Overview. Our value-added export and other products consist of whole chickens and chicken parts sold primarily in bulk, nonbranded form, either refrigerated to distributors in the U.S. or frozen for distribution to export markets, and branded and nonbranded prepared chicken products for distribution to export markets. In 2013, approximately $716.0 million, or 10.4%, of our total U.S. chicken sales were attributable to U.S. chicken export and other products, as compared to $656.3 million, or 10.8%, in 2009.

Markets for Other Products

     Presently, this category includes chicken by-products, which we convert into protein products and sell primarily to manufacturers of pet foods. In addition, many of our U.S. feed mills produce and sell some livestock feeds to local dairy farmers and livestock producers. Until November 2011, this category also included products sold through our distribution centers. In 2011, we had regional distribution centers located in Arizona, Texas and Utah that were primarily focused on distributing our own chicken products. In November 2011, we sold the distribution centers to JBS Trading International, Inc., a wholly owned subsidiary of JBS USA. See “Note 16. Related Party Transactions” of our Consolidated Financial Statements included in this annual report for additional information on the sale of the distribution centers. In addition, we marketed fresh eggs under private labels, in various sizes of cartons and flats to U.S. retail grocery and institutional foodservice customers located primarily in Texas through August 2012. In August 2012, we sold our commercial egg operation to Cal-Maine Foods, Inc.

Mexico

Background

     Our Mexico operations generated approximately 10.8% of our net sales in 2013. We are one of the largest producers and sellers of chicken in Mexico. We believe we operate one of the more efficient models for chicken production in Mexico.

Product Types

     While the market for chicken products in Mexico is less developed than in the U.S., with sales attributed to fewer, simpler products, we have been successful in differentiating our products through high-quality client service and product improvements. Additionally, we are an important player in the live market, which accounts for approximately 33% of the chicken sales in Mexico.

Markets

     We sell our chicken products primarily to wholesalers, large restaurant chains, fast food accounts, supermarket chains and direct retail distribution in selected markets. Our largest presence is by far in the central states of the country where we have been able to gain market share. Our presence in Mexico reaches 72.0% of the population.

Foreign Operations Risks

     Our foreign operations pose special risks to our business and operations. A discussion of foreign operations risks is included in “Item 1A. Risk Factors.”

Key Customers

     Our two largest customers accounted for approximately 15.9% of our net sales in 2013. No customer accounted for ten percent or more of our net sales in 2013.

General

Competitive Conditions

     The chicken industry is highly competitive. We are one of the largest chicken producers in the world and we believe our relationship with JBS USA enhances our competitive position. In the U.S. and Mexico, we compete principally with other vertically integrated poultry companies. However, there is some competition with non-vertically integrated further processors in the U.S. prepared chicken business. We believe vertical integration generally provides significant, long-term cost and quality advantages over non-vertically integrated further processors.

     In general, the competitive factors in the U.S. chicken industry include price, product quality, product development, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the U.S. retail market, we believe that product quality, brand awareness, customer service and price are the primary bases of competition. In the foodservice market, competition is based on consistent quality, product development, service and price. The export market is competitive on a global level based on price, product quality, product tailoring, brand identification and customer service. Competitive factors vary by market and may be impacted further by trade restrictions, sanitary and phyto-sanitary issues, brand awareness and the relative strength or weakness of the U.S. Dollar against local currencies. We believe that product customization, service and price are the most critical competitive factors for export sales.

     In Mexico, where product differentiation has traditionally been limited, we believe product quality and price have been the most critical competitive factors.

Restructuring Efforts

     Since January 2010, we implemented significant operational changes to reduce costs and operate more efficiently, as well as realized substantial benefits through synergies following the JBS USA acquisition. We reduced our production footprint to mitigate capacity utilization and efficiency issues created by previously enacted across-the-board production cuts. In addition, we continue to evaluate our noncore businesses, which has resulted in the sale of certain noncore businesses. Exit and disposal activities from January 2010 to present have eliminated approximately 1,500 positions and recognized net pre-tax charges totaling $115.6 million.

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

Regulation and Environmental Matters

     The chicken industry is subject to government regulation, particularly in the health, workplace safety and environmental areas, including provisions relating to the discharge of materials into the environment, by the Centers for Disease Control, the USDA, the Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”) and state and local regulatory authorities in the U.S. and by similar governmental agencies in Mexico. Our chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the U.S. Our Mexican food processing facilities and feed mills are subject to on-site examination, inspection and regulation by a Mexican governmental agency that performs functions similar to those performed by the USDA and FDA. We believe that we are in substantial compliance with all applicable laws and regulations relating to the operations of our facilities.

     Our operations are subject to extensive regulation by the EPA and other state and local authorities relating to handling and discharge of waste water, storm water, air emissions, treatment, storage and disposal of wastes, handling of hazardous substances and remediation of contaminated soil, surface water and groundwater. Our Mexican operations also are subject to extensive regulation by Mexican environmental authorities. The EPA and/or other U.S. or Mexican state and local authorities may, from time to time, adopt revisions to environmental rules and regulations, and/or changes in the terms and conditions of our environmental permits, with which we must comply. Compliance with existing or new environmental requirements, including more stringent limitations imposed or expected in recently-renewed or soon-to be renewed environmental permits, may require capital expenditures and operating expenses which may be significant. Our operations are also subject to regulation by the EPA, Occupational Safety and Health Administration (“OSHA”) and other state and local regulatory authorities regarding the treatment and disposal of agricultural and food processing wastes, the use and maintenance of refrigeration systems, including ammonia-based chillers, noise, odor and dust management, the operation of mechanized processing equipment, and other operations.

     Some of our facilities have been operating for many years, and were built before current environmental, health and safety standards were imposed and/or in areas that recently have become subject to residential and commercial development pressures. We are upgrading wastewater treatment facilities at a number of our facilities, either pursuant to consent agreements with regulatory authorities or on a voluntary basis in anticipation of future permit requirements. We do not anticipate that the capital expenditures associated with these upgrades, which will be spread over a number of years, will be material.

     We have from time to time had incidents at our plants involving worker health and safety. These have included ammonia releases due to mechanical failures in chiller systems and worker injuries and fatalities involving processing equipment and vehicle accidents. We have taken preventive measures in response.

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

     We anticipate increased regulation by the USDA concerning food safety, by the FDA concerning the use of medications in feed and by the EPA and various other state agencies concerning discharges to the environment. Although we do not currently anticipate that such increased regulation will have a material adverse effect upon us, new environmental, health and safety requirements that are more stringent than we anticipate, stricter interpretations of existing environmental requirements, or obligations related to the investigation or clean-up of contaminated sites may materially affect our business or operations in the future.

Employees

     As of December 29, 2013, we employed approximately 31,600 persons in the U.S. and approximately 5,100 persons in Mexico. Approximately 35.3% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2015 or 2016 with the exception of one live operations location where the collective bargaining agreement expired in 2013 and negotiations are ongoing. We have not experienced any labor-related work stoppage at any location in over nine years. We believe our relationship with our employees and union leadership is satisfactory. The Company is currently in negotiations at one location, and there is no assurance that agreement will be reached. In the absence of an agreement, we may become subject to labor disruption at this location, which could have an adverse effect on our financial results.

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

Executive Officers

     Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
William W. Lovette	54	President and Chief Executive Officer
Fabio Sandri	42	Chief Financial Officer

     William W. Lovette joined Pilgrim’s as President and Chief Executive Officer on January 3, 2011. He brings more than 30 years of industry leadership experience to Pilgrim’s. He previously served two years as President and Chief Operating Officer of Case Foods, Inc. Before joining Case Foods, Inc., Mr. Lovette spent 25 years with Tyson Foods in various roles in senior management, including President of its International Business Unit, President of its Foodservice Business Unit and Senior Group Vice President of Poultry and Prepared Foods. Mr. Lovette earned a B.S. degree from Texas A&M University. In addition, he is a graduate of Harvard Business School’s Advanced Management Program.

     Fabio Sandri has served as the Chief Financial Officer for Pilgrim’s since June 2011. He previously served as the Chief Financial Officer of Estacio Participações, the private post-secondary educational institution in Brazil since April 2010. From November 2008 until April 2010, he was the Chief Financial Officer of Imbra SA, a provider of dental services based in Sao Paolo, Brazil. Commencing in 2005 through October 2008, he was employed by Braskem S.A., a New York Stock Exchange-listed petrochemical company headquartered in Camaçari, Brazil, first from 2005 to 2007 as its strategy director and from 2007 until his departure as its corporate controller. He earned his Masters in Business Administration in 2001 from the Wharton School at the University of Pennsylvania and a degree in electrical engineering in 1993 from Escola Politécnica da Universidade de São Paulo.

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

     Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “project,” “imply,” “intend,” “should,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include those described under “Risk Factors” below and elsewhere in this annual report.

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

     Market prices for feed ingredients remained at historically high levels throughout 2011, 2012 and most of 2013. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that the price of corn or soybean meal will not continue to rise as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.

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

     During 2012 and 2013, there was substantial publicity regarding a highly pathogenic strain of avian influenza, known as H7N3, which affected several states in central Mexico. There are several hypotheses about the cause of the outbreak in Mexico, including transmission from wild birds or the possibility of introduction through poultry trade. Approximately 85% of the birds affected were table egg laying hens, a component of the industry in which Pilgrim's does not participate. The Mexican government and poultry industry culled approximately 28.3 million birds. The disease was found in approximately 90 commercial facilities, including one Pilgrim's breeder farm. The Mexican government and poultry industry undertook an extensive vaccination program with the goal of administering approximately 210 million doses per month. To prevent further spread, the Mexican government also authorized the administration of 205 million doses of vaccine to “long-life” birds in nine Mexican states with priority given to progenitor birds (producing breeder hens), breeders (producing broiler chicks and layer chicks for table eggs) and layers.

     During the first half of 2013, there was also substantial publicity regarding a low pathogenic strain of avian influenza, known as H7N9, which affected eastern and northern China in and around the cities of Shanghai and Beijing. It is widely believed that H7N9 circulates in wild birds and may be transmitted to domestic poultry. H7N9 is also believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease. There were 133 confirmed cases, including 43 deaths, of H7N9 infection in humans related to this outbreak.

     Although neither H7N3 nor H7N9 has been identified in the U.S., there have been outbreaks of other low pathogenic strains of avian influenza in the U.S., and in Mexico outbreaks of both high and low-pathogenic strains of avian influenza are a fairly common occurrence. Historically, the outbreaks of low pathogenic strains of avian influenza have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with highly pathogenic strains such as H7N3 or highly infectious strains such as H7N9. Even if the H7N3 or H7N9 strains of avian influenza do not spread to the U.S., there can be no assurance that these outbreaks will not materially adversely affect demand for U.S.-produced poultry internationally and/or domestically, and, if it were to spread to the U.S., there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.

If our poultry products become contaminated, we may be subject to product liability claims and product recalls.

     Poultry products may be subject to contamination by disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E.coli. These pathogens are generally found in the environment, and, as a result, there is a risk that, as a result of food processing, they could be present in our processed poultry products. These pathogens can also be introduced as a result of improper handling at the further processing, foodservice or consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling once the product has been shipped. Illness and death may result if the pathogens are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on our business, reputation and prospects.

Product liability claims or product recalls can adversely affect our business reputation, expose us to increased scrutiny by federal and state regulators and may not be fully covered by insurance.

     The packaging, marketing and distribution of food products entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death. We could be required to recall certain products in the event of contamination or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third party tampers with our products. There can be no assurance that we will not be required to perform product recalls, or that product liability claims will not be asserted against us, in the future. Any claims that may be made may create adverse publicity that would have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

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

     Our two largest customers accounted for approximately 15.9% of our net sales in 2013. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.

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

     Historically, we have targeted international markets to generate additional demand for our products. In particular, given U.S. customers’ general preference for white meat, we have targeted international markets for the sale of dark chicken meat, specifically leg quarters, which are a natural by-product of our U.S. operations’ concentration on prepared chicken products. As part of this initiative, we have created a significant international distribution network into several markets in Mexico, the Middle East, Asia and countries within the CIS. Our success in these markets may be, and our success in recent periods has been, adversely affected by disruptions in chicken export markets. For example, China imposed anti-dumping and countervailing duties on the U.S. chicken producers in 2010, which have deterred Chinese importers from purchases of U.S.-origin chicken products. Additionally, from time to time Russia has restricted the importation of U.S. poultry products for the protection of their domestic poultry producers and in cases of allegations of consumer health issues.

     A significant risk is disruption due to import restrictions and tariffs, other trade protection measures, and import or export licensing requirements. In addition, disruptions may be caused by outbreaks of disease such as avian influenza, either in our flocks or elsewhere in the world, and resulting changes in consumer preferences.

     One or more of these or other disruptions in the international markets and distribution channels could adversely affect our business or operations.

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

     Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new federal immigration legislation is enacted or if states in which we do business enact immigration laws, such laws may contain provisions that could make it more difficult or costly for us to hire U.S. citizens and/or legal immigrant workers. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, despite our past and continuing efforts to hire only U.S. citizens and/or persons legally authorized to work in the U.S., we may be unable to ensure that all of our employees are U.S. citizens and/or persons legally authorized to work in the U.S. For example, U.S. Immigration and Customs Enforcement has investigated identity theft within our workforce. With our cooperation, during 2008 U.S. Immigration and Customs Enforcement arrested approximately 300 employees believed to have engaged in identity theft at five of our facilities. No assurances can be given that enforcement efforts by governmental authorities will not disrupt a portion of our workforce or operations at one or more facilities, thereby negatively impacting our business. Also, no assurance can be given that further enforcement efforts by governmental authorities will not result in the assessment of fines that could adversely affect our financial position, operating results or cash flows.

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

     As of December 29, 2013, we employed approximately 31,600 persons in the U.S. and approximately 5,100 persons in Mexico. Approximately 35.3% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2015 or 2016 with the exception of one live operations location where the collective bargaining agreement expired in 2013 and negotiations are ongoing. We have not experienced any labor-related work stoppage at any location in over nine years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will be in some stage of contract negotiations with various collective bargaining units. The Company is currently in negotiations at one location, and there is no assurance that agreement will be reached. In the absence of an agreement, we may become subject to labor disruption at this location, which could have an adverse effect on our financial results.

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

     Under the stockholders agreement between us and JBS USA, JBS USA has the ability to elect up to six members of our board of directors and the other holders of our common stock have the ability to elect up to three members of our board of directors. If the percentage of our outstanding common stock owned by JBS USA exceeds 80%, then JBS USA would have the ability to elect one additional member of our board of directors while the other holders of our common stock would have the ability to elect one less member of our board of directors.

Our operations are subject to general risks of litigation.

     We are involved on an on-going basis in litigation with our independent contract growers or arising in the ordinary course of business or otherwise. See “Item 3. Legal Proceedings.” Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty, and adverse litigation trends and outcomes could adversely affect our financial results.

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

     We have substantial indebtedness, which could adversely affect our financial condition. On a consolidated basis, as of December 29, 2013, we had approximately $414.5 million in secured indebtedness, $497.8 million of unsecured indebtedness and had the ability to borrow approximately $665.8 million under our credit agreements. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness.

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

     Individuals or organizations can use social media platforms to publicize inappropriate or inaccurate stories or perceptions about the food production industry or our company. Such practices could cause damage to the reputations of our company and/or the food production industry in general. This damage could adversely affect our financial results.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

Operating Facilities

     Our main operating facilities are as follows:

				Average Capacity
	Operating	Idled	Capacity(a)(b)	Utilization(b)
U.S. Facilities
Fresh processing plants	24	5	32.5 million head	91.6%
Prepared foods cook plants	6	3	14.9 million pounds	95.6%
Feed mills	23	3	11.5 million tons	78.1%
Hatcheries	29	3	2,197.6 million eggs	71.8%
Rendering	5	2	8,186 tons	59.7%
Pet food processing	3	—	1,493 tons	52.7%
Freezers	1	1	125,000 square feet	N/A
Puerto Rico Facilities
Fresh processing plant	1	—	350,000 head	92.8%
Feed mill	1	—	112,230 tons	71.3%
Hatchery	1	—	27.0 million eggs	65.2%
Rendering	1	—	100 tons	70.4%
Distribution center	1	—	N/A	N/A
Mexico Facilities
Processing plants	3	—	2.8 million head	83.8%
Feed mills	4	—	1.15 million tons	73.0%
Hatcheries	6	—	240.3 million eggs	95.0%
Rendering	2	—	26,000 tons	93.8%
Distribution centers	12	—	N/A	N/A

(a)	Capacity is based on a five day week.
(b)	Capacity and utilization numbers do not include idled facilities.

Other Facilities and Information

     In the U.S, our corporate offices share a building with JBS USA in Greeley, Colorado. We own a building in Richardson, Texas, which houses our computer data center; we also own office buildings in both Broadway, Virginia, and Pittsburg, Texas, which house additional administrative, sales and marketing, research and development, and other support activities. We also lease office buildings in Bentonville, Arkansas; Louisville, Kentucky and Winchester, Virginia, for members of our sales team.

     In Mexico, we own an office building in Mexico City, which houses our Mexican marketing office and we lease an office building in Querétaro, Mexico, which houses our Mexican administrative functions.

     Most of our property, plant and equipment are pledged as collateral on our credit facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     Shelia Adams, et al. v. Pilgrim’s Pride Corporation. On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled “Shelia Adams, et al. v. Pilgrim’s Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 US C. § 192 of the Packers and Stockyards Act of 1921 (the “PSA”); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by nondisclosure. The case relates to our Farmerville, Louisiana; Nacogdoches, Texas; and the El Dorado, De Queen and Batesville, Arkansas complexes. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the U.S. District for the Eastern Court of Texas (“Marshall Court”). The motion was filed with the U.S. District Court for the Northern District of Texas-Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference. We filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs’ motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs’ Amended Complaint with the Marshall Court. A bench trial commenced on June 16, 2011. The trial concluded as to the El Dorado growers on August 25, 2011. On September 30, 2011, the Marshall Court issued its Findings of Facts and Conclusions of Law and Judgment finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e), and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. Oral argument occurred on December 3, 2012. On August 27, 2013, the Fifth Circuit reversed the judgment, and entered a judgment in favor of the Company. Plaintiffs thereafter filed a petition for rehearing en banc. Plaintiffs’ petition for rehearing was denied on October 15, 2013. On January 13, 2014, Plaintiffs filed a Petition for a Writ of Certiorari requesting the Supreme Court of the United States to accept their case for review. The Company is awaiting a ruling from the Supreme Court on whether it will accept the case for review. If such petition is granted, the Company intends to vigorously pursue its appellate rights and defend against reinstatement of the underlying judgment of the trial court. The Fifth Circuit's decision and prior favorable trial court rulings regarding the El Dorado grower' claims suggest that the likelihood of any recovery by growers remaining in the case is too remote to maintain the previously-recorded loss accrual. Therefore, the Company reversed the accrual on September 1, 2013. As for the remaining claims, the bench trials relating to the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex began on July 16, 2012. That bench trial concluded on August 2, 2012. The Marshall Court has not issued a decision. Additionally, the bench trials relating to the claims asserted by the plaintiffs from the Nacogdoches, Texas complex began on September 12, 2012. The trial has not concluded and the Marshall Court has not scheduled a date for resuming the trial. The remaining bench trial for the plaintiffs from the De Queen and Batesville, Arkansas complexes was scheduled for October 29, 2012, but that trial date was canceled. The Marshall Court has not scheduled new dates for that bench trial. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers’ claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers’ individual claims and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.

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

Tax Claims and Proceedings

       The United States Department of Treasury, Internal Revenue Service (“IRS”) filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserted claims that total $74.7 million. We filed in the Bankruptcy Court (i) an objection to the IRS’ amended proof of claim, and (ii) a motion requesting the Bankruptcy Court to determine our U.S. federal tax liability pursuant to Sections 105 and 505 of Chapter 11 of Title 11 of the United States Code. The objection and motion asserted that the Company had no liability for the additional U.S. federal taxes that have been asserted for pre-petition periods by the IRS. The IRS responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result we have worked with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy including the United States Tax Court (“Tax Court”) proceedings discussed below) to resolve the IRS’ amended proof of claim. On December 13, 2012, we entered into two Stipulation of Settled Issues (“Stipulation” or “Stipulations”) with the IRS. The first Stipulation relates to the Company’s 2003, 2005, and 2007 tax years and resolves all of the material issues in the case. The second Stipulation relates to the Company as the successor in interest to Gold Kist Inc. (“Gold Kist”) for the tax years ended June 30, 2005 and September 30, 2005, and resolves all substantive issues in the case. These Stipulations account for approximately $29.3 million of the amended proof of claim and should result in no additional tax due.

       In connection with the amended proof of claim, on May 26, 2010, we filed a petition in Tax Court in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 30, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court Case holding the loss that Gold Kist claimed for its tax year ended June 30, 2004 is capital in nature. On January 10, 2014, PPC filed both a Motion for Reconsideration and a Motion for Full Tax Court review of both its Motion for Reconsideration and any order issued in response to such motion. On January 15, 2014, the Tax Court issued an order requesting the IRS to respond to PPC’s Motion for Reconsideration on or before February 18, 2014. The Company intends to vigorously pursue its appellate rights. This proceeding accounts for approximately $45.4 million of the amended proof of claim.

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

Market Information

       Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PPC.” Until December 27, 2012, our common stock was listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “PPC.” High and low prices of the Company’s common stock for 2013 and 2012 are as follows:

	2013 Prices		2012 Prices
Quarter	High	Low	High	Low
First	$9.29	$7.24	$7.73	$5.17
Second	$14.94	$8.75	$8.56	$6.59
Third	$18.58	$14.69	$7.52	$4.54
Fourth	$16.82	$13.92	$7.49	$4.28

Holders

       The Company estimates there were approximately 21,000 holders (including individual participants in security position listings) of the Company’s common stock as of February 19, 2014.

Dividends

       The Company did not pay dividends in 2013 or 2012. We have no current plans to pay cash dividends. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our board of directors in its discretion. Our U.S. credit facility and the indenture governing our 7 7/8% senior notes due 2018 (the “2018 Notes”) restrict, but do not prohibit, us from declaring dividends.

Issuer Purchases of Equity Securities in 2013

       The Company did not repurchase any of its equity securities in 2013.

Total Return on Registrant’s Common Equity

       The following graph compares the performance of the Company with that of the Russell 2000 composite index and a peer group of companies for the period from December 29, 2009 to December 29, 2013, with the investment weighted on market capitalization. Data for periods prior to December 29, 2009 is not shown because we were in bankruptcy prior to that date and financial results before and after December 29, 2009 are not comparable. The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for the Company, the Russell 2000 composite index and the peer group is based on the stock price or composite index at the beginning of the applicable period. Companies in the peer group index include Sanderson Farms Inc., Hormel Foods Corp. and Tyson Foods Inc.

       The graph covers the period from December 29, 2009 to December 29, 2013, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

	12/29/09	12/31/09	01/31/10	02/28/10	03/31/10	04/30/10	05/31/10	06/30/10	07/31/10	08/31/10	09/30/10	10/31/10	11/30/10	12/31/10
PPC	$100.00	$95.50	$95.17	$96.78	$114.17	$125.11	$85.62	$70.49	$73.50	$67.17	$60.30	$65.45	$71.25	$76.07
Russell
2000	100.00	98.78	95.14	99.43	107.52	113.60	104.99	96.85	103.51	95.84	107.78	112.20	116.09	125.30
Peer
Group	100.00	98.30	104.64	118.48	127.19	127.82	120.07	116.37	122.51	118.60	119.50	119.84	125.61	131.70

	01/31/11	02/28/11	03/31/11	04/30/11	05/31/11	06/30/11	07/31/11	08/31/11	09/30/11	10/31/11	11/30/11	12/25/11
PPC	$74.89	$82.73	$82.73	$63.09	$53.33	$58.05	$51.50	$37.34	$45.82	$54.08	$61.59	$64.27
Russell 2000	124.98	131.83	135.25	138.82	136.22	133.08	128.27	117.11	103.98	119.72	119.28	121.13
Peer Group	127.56	141.88	145.85	153.07	149.43	152.86	144.71	139.30	139.19	152.63	157.77	156.76

	01/31/12	02/29/12	03/31/12	04/30/12	05/31/12	06/30/12	07/31/12	08/31/12	09/30/12	10/31/12	11/30/12	12/30/12
PPC	$60.25	$70.21	$83.54	$79.96	$91.94	$80.07	$52.07	$59.57	$57.22	$63.05	$79.96	$80.52
Russell 2000	128.55	131.63	135.00	132.92	124.12	130.31	128.51	132.80	137.16	134.18	134.90	136.86
Peer Group	149.70	149.44	154.00	150.01	156.83	154.36	133.70	139.91	142.62	146.54	159.18	160.36

	01/31/13	02/28/13	03/31/13	04/30/13	05/31/13	06/30/13	07/31/13	08/31/13	09/30/13	10/31/13	11/30/13	12/29/13
PPC	$94.62	$98.66	$102.91	$109.63	$133.93	$167.30	$186.11	$171.67	$187.91	$158.68	$183.43	$184.43
Russell 2000	148.45	150.08	157.01	156.44	162.69	161.86	173.19	167.68	178.38	182.87	190.20	193.49
Peer Group	179.64	189.56	208.35	209.76	208.88	207.42	225.62	225.99	225.91	227.88	246.41	253.00

Item 6. Selected Financial Data

(In thousands, except ratios and per share	Three Months Ended
data)	2013	2012	2011(a)	2010(a)	Dec 27, 2009(a)	Dec 27, 2008	2009(a)
Income Statement Data:
Net sales	$8,411,148	$8,121,382	$7,535,698	$6,881,629	$1,602,734	$1,876,991	$7,088,055
Gross profit (loss)(b)	845,439	435,832	(141,537)	460,993	68,753	(100,142)	310,803
Operating income (loss)(b)	658,863	250,342	(373,591)	185,427	7,589	(178,241)	67,327
Interest expense, net	84,881	103,529	110,067	101,748	44,193	39,569	157,543
Loss on early extinguishment of debt	—	—	—	11,726	—	—	—
Reorganization items, net	—	—	—	18,541	32,726	13,250	87,275
Income (loss) from continuing operations
before income taxes(b)	573,940	153,062	(487,126)	66,488	(68,446)	(229,091)	(173,849)
Income tax expense (benefit)(c)	24,227	(20,980)	8,564	(23,838)	(102,371)	278	(21,586)
Income (loss) from continuing operations(b)	549,713	174,042	(495,690)	90,326	33,925	(229,369)	(152,263)
Net income (loss) attributable to
noncontrolling interest	158	(192)	1,082	3,185	312	(13)	(82)
Net income (loss) attributable to
Pilgrim’s Pride Corporation(b)	549,555	174,234	(496,772)	87,141	33,613	(228,782)	(151,582)
Ratio of earnings to fixed charges(f)	7.47	x	2.34	x	(d)	1.49	x	(d)	(d)	(d)
Per Common Diluted Share Data:
Income (loss) from continuing operations	$2.12	$0.70	$(2.20)	$0.40	$0.15	$(1.02)	$(0.68)
Net income (loss)	2.12	0.70	(2.21)	0.39	0.15	(1.02)	(0.67)
Book value	5.75	3.50	2.59	5.01	2.58	1.75	2.04
Balance Sheet Summary:
Working capital	845,584	812,551	747,020	971,830	675,256	757,862	858,030
Total assets	3,172,402	2,913,869	2,879,545	3,218,898	3,209,463	3,215,135	3,060,504
Notes payable and current maturities of
long-term debt(e)	410,234	15,886	15,611	58,144	221,195	—	—
Long-term debt, less current maturities(e)	501,999	1,148,870	1,408,001	1,281,160	1,876,277	41,521	41,062
Total stockholders’ equity	1,492,602	908,997	558,430	1,072,663	191,952	129,420	150,920
Cash Flow Summary:
Cash flows from operating activities	$878,533	$199,624	$(128,991)	$14,605	$(4,057)	$(168,674)	$64,934
Depreciation and amortization(f)	150,523	147,414	209,061	231,045	56,705	60,158	236,005
Impairment of goodwill and other assets	4,004	2,770	22,895	26,484	—	—	5,409
Purchases of investment securities	(96,902)	(162)	(4,596)	(17,201)	(6,024)	(5,629)	(19,958)
Proceeds from sale or maturity of
investment securities	—	688	15,852	68,100	4,511	4,591	18,946
Acquisitions of property, plant and
equipment	(116,223)	(90,327)	(135,968)	(179,332)	(30,463)	(29,028)	(88,193)
Cash flows from financing activities	(250,214)	(111,029)	126,850	(29,480)	48,250	223,595	101,153
Other Data:
EBITDA(g)	$800,398	$393,942	$(174,801)	$384,484	$31,015	$(130,906)	$212,911
Adjusted EBITDA(g)	805,901	402,583	(147,014)	481,906	64,947	(115,221)	314,719
Key Indicators (as a percent of net sales):
Gross profit (loss)(b)	10.1%	5.4%	(1.9)%	6.7%	4.3%	(5.3)%	4.4%
Selling, general and administrative
expenses	2.2%	2.2%	2.7%	3.0%	3.9%	3.9%	3.4%
Operating income (loss)(b)	7.8%	3.1%	(5.0)%	2.7%	0.5%	(9.5)%	0.9%
Interest expense, net	1.0%	1.3%	1.5%	1.5%	2.8%	2.1%	2.2%
Income (loss) from continuing operations(b)	6.5%	2.1%	(6.6)%	1.3%	2.1%	(12.2)%	(2.1)%
Net income (loss)(b)	6.5%	2.1%	(6.6)%	1.3%	2.1%	(12.2)%	(2.1)%

(a)	In December 2009, we changed our fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. The change was effective for our 2010 fiscal year, which began December 28, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009, which we sometimes refer to as the Transition Period. The reader should assume any reference we make to a particular year (for example, 2012) in this annual report applies to our fiscal year and not the calendar year.

(b)	Gross profit, operating income and net income include the following nonrecurring recoveries, restructuring charges and other unusual items for each of the years presented:

					Three Months Ended
	2013	2012	2011	2010	Dec 27, 2009	Dec 27, 2008	2009
	(In millions)
Effect on gross profit and operating income:
Operational restructuring charges	$—	$—	$(2.0)	$(4.3)	$(2.9)	$—	$(12.5)
Additional effect on operating income:
Goodwill impairment	—	—	—	—	—	—	—
Administrative restructuring charges	(5.7)	(8.4)	(26.9)	(66.0)	1.4	(2.4)	(2.0)

(c)

Income tax expense in 2013 resulted primarily from expense recorded on our year-to-date income offset by a decrease in valuation allowance as a result of year-to-date earnings. Income tax benefit in 2012 resulted primarily from a decrease in valuation allowance and a decrease in reserves for unrecognized tax benefits. Income tax expense in 2011 resulted primarily from an increase in valuation allowance and an increase in reserves for unrecognized tax benefits. Income tax benefit in 2010 resulted primarily from the benefit on the deconsolidation for tax purposes of the Mexico operations and a decrease in valuation allowance. The deconsolidation for tax purposes of the Mexico operations was in response to changes in the Mexican tax laws that became effective January 1, 2010. The deconsolidation reduces the accrued taxes that had been previously recognized under the consolidated filing status as it eliminates recapturing certain taxes required under the new consolidation laws. Income tax benefit for the Transition Period resulted primarily from the release of valuation allowance because of new provisions that increased U.S. federal net operating loss carry backs net of tax expense for new Mexico tax legislation. Income tax expense for the thirteen weeks ended December 27, 2008 resulted primarily from an increase in valuation allowance. Income tax benefit in 2009 resulted primarily from a decrease in reserves for unrecognized tax benefits.

(d)

 For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest. Earnings were inadequate to cover fixed charges by $490.6 million, $69.5 million, $229.8 million, and $176.5 million, in 2011, the Transition Period, the three months ended December 27, 2008, and 2009, respectively.

(e)	The Company had current maturities of pre-petition long-term debt totaling $4.2 million and pre-petition long-term debt totaling $1,999.8 million at September 26, 2009, that were included in Liabilities subject to compromise.
(f)	Includes amortization of capitalized financing costs of approximately $9.3 million, $10.1 million, $9.5 million, $14.8 million, $1.4 million, $1.5 million, and $6.8 million in 2013, 2012, 2011, 2010, the Transition Period, the three months ended December 27, 2008, and 2009, respectively.
(g)

“EBITDA” is defined as the sum of income (loss) from continuing operations plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (i) income (loss) attributable to noncontrolling interests in the period from 2009 through 2013 and the Transition Period, (ii) restructuring charges in 2013, 2012, 2011, 2010, and 2009, (iii) reorganization items in 2010 and 2009 and (iv) losses on early extinguishment of debt in 2010. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA from continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Some of the limitations of these measures are:

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

In addition, other companies in our industry may calculate these measures differently than we do, limiting their usefulness as a comparative measure. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with GAAP. You should compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only on a supplemental basis.

        A reconciliation of income (loss) from continuing operations to EBITDA and Adjusted EBITDA is as follows:

					Three Months Ended
	2013	2012	2011	2010	Dec 27, 2009	Dec 27, 2008	2009
	(In thousands)
Income (loss) from continuing
operations	$549,713	$174,042	$(495,690)	$90,326	$33,925	$(229,367)	$(152,263)
Add:
Interest expense, net (a)	84,881	103,529	110,067	101,748	44,193	39,569	157,543
Income tax expense (benefit)	24,227	(20,980)	8,564	(23,838)	(102,371)	278	(21,586)
Depreciation and amortization of
continuing operations(b)	150,884	147,414	211,780	231,045	56,705	60,158	236,005
Minus:
Amortization of capitalized
financing costs(c)	9,307	10,063	9,522	14,797	1,437	1,544	6,788
EBITDA	800,398	393,942	(174,801)	384,484	31,015	(130,906)	212,911
Add:
Restructuring charges(d)	5,661	8,449	28,869	70,340	1,518	2,422	14,451
Reorganization items, net (e)	—	—	—	18,541	32,726	13,250	87,275
Loss on early extinguishment of
debt(f)	—	—	—	11,726	—	—	—
Minus:
Net income (loss) attributable to
noncontrolling interest	158	(192)	1,082	3,185	312	(13)	(82)
Adjusted EBITDA	$805,901	$402,583	$(147,014)	$481,906	$64,947	$(115,221)	$314,719

(a)	Interest expense, net, consists of interest expense less interest income.
(b)	2013 and 2011 include $0.4 million and $2.7 million, respectively, of asset impairments not included in restructuring charges.
(c)	Amortization of capitalized financing costs is included in both interest expense, net and depreciation and amortization above.
(d)	Restructuring charges includes tangible asset impairment, severance and change-in-control compensation costs, and losses incurred on both the sale of unneeded broiler eggs and flock depletion.
(e)	Reorganization items, net, includes professional fees directly related to our reorganization, the elimination of unamortized loan costs associated with certain of our terminated borrowing arrangements, the recognition in earnings of a previously unrealized gain on a derivative instrument purchased to hedge interest rate risk related to certain of our terminated borrowing arrangements, expenses related to the execution of a borrowing arrangement during our reorganization, costs related to post-petition facility closures, gains recognized on the sales of a processing facility and undeveloped land and a loss recognized on the sale of our interest in a hog farming joint venture.
(f)	Loss on early extinguishment of debt includes premiums paid and the elimination of unamortized loan costs related to the retirement of certain of our unsecured notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company

       We are one of the largest chicken producers in the world with operations in the U.S., Mexico and Puerto Rico. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. Our primary product types are fresh chicken products, prepared chicken products and export chicken products. We sell our fresh chicken products to the foodservice and retail markets. We sell our prepared food products to foodservice customers and retail distributors. We also export products to customers in approximately 100 countries, including Mexico. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale. Our fresh chicken products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated, and prepackaged chicken in various combinations of freshly refrigerated, whole chickens and chicken parts. Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated.

       We have a broad geographic reach and we offer our diverse customer base a balanced portfolio of fresh and prepared chicken products. We have consistently provided our customers with high quality products and service with a focus on delivering higher-value, higher-quality products. As such, we have become a valuable partner to our customers and a recognized industry leader. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants, food processors and broad-line distributors. In 2013, we sold 7.2 billion pounds of dressed chicken and generated net sales of $8.4 billion. Our U.S. operations, including Puerto Rico, accounted for 89.2% of our net sales in 2013. Our Mexico operations generated the remaining 10.8% of our net sales in 2013.

       We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2013) in this annual report applies to our fiscal year and not the calendar year.

Executive Summary

       We reported net income attributable to Pilgrim’s Pride Corporation of $549.6 million, or $2.12 per diluted common share, for 2013. These operating results included gross profit of $845.4 million. During 2013, we generated $878.5 million of cash from operations. At December 29, 2013, we had cash and cash equivalents totaling $508.2 million.

       Market prices for corn decreased during the latter half of 2013 to a low of $4.12 per bushel and soybean meal continued its volatility with a high of $535.30 per ton and a low of $391.80 per ton during 2013. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredient prices will not increase materially and that such increases would not negatively impact our financial position, results of operations and cash flow. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous two years:

	Corn		Soybean Meal
	Highest	Lowest	Highest	Lowest
	Price	Price	Price	Price
2013:
Fourth Quarter	$4.49	$4.12	$464.60	$392.80
Third Quarter	7.17	4.49	535.30	396.00
Second Quarter	7.18	6.29	490.30	391.80
First Quarter	7.41	6.80	438.50	398.20
2012:
Fourth Quarter	8.46	6.88	518.00	393.00
Third Quarter	8.49	5.70	541.80	407.50
Second Quarter	6.77	5.51	437.50	374.30
First Quarter	6.79	5.93	374.50	299.00
2011:
Fourth Quarter	6.66	5.72	332.20	273.50
Third Quarter	7.65	6.17	382.20	325.80
Second Quarter	7.99	6.40	378.50	338.00
First Quarter	7.35	5.95	391.00	340.00

       We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity's price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. We recognized $25.1 million, $8.3 million and $63.8 million in net gains related to changes in the fair value of derivative financial instruments during 2013, 2012 and 2011, respectively.

       Although changes in the market price paid for feed ingredients impact cash outlays at the time we purchase the ingredients, such changes do not immediately impact cost of sales. The cost of feed ingredients is recognized in cost of sales, on a first-in-first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized. Thus, there is a lag between the time cash is paid for feed ingredients and the time the cost of such feed ingredients is reported in cost of goods sold. For example, corn delivered to a feed mill and paid for one week might be used to manufacture feed the following week. However, the chickens that eat that feed might not be processed and sold for another 42-63 days, and only at that time will the costs of the feed consumed by the chicken become included in cost of goods sold.

       Commodities such as corn, soybean meal, sorghum, wheat and soybean oil are actively traded through various exchanges with future market prices quoted on a daily basis. These quoted market prices, although a good indicator of the commodity's base price, do not represent the final price for which we can purchase these commodities. There are several components in addition to the quoted market price, such as freight, storage and seller premiums, that are included in the final price that we pay for grain. Although changes in quoted market prices may be a good indicator of the commodity’s base price, the components mentioned above may have a larger impact on the total change in grain costs recognized from period to period. The prices related to the other components were especially high this year as we transitioned from a year of record low grain stocks, primarily caused by drought conditions, to a year with normal grain stocks.

       Market prices for chicken products are currently at levels sufficient to offset the costs of feed ingredients. However, there can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment.

       From time to time, we incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. During 2013, we recognized total costs of $5.7 million, which included asset impairment costs of $3.7 million and other costs of $2.0 million, related to exit or disposal efforts. During 2012, we recognized total costs of $8.7 million, which included asset impairment costs of $2.8 million, inventory valuation costs of $0.1 million, employee-related costs of $0.1 million and other costs of $5.7 million, related to exit or disposal efforts. We expect to incur additional costs related to ongoing exit or disposal efforts, which we estimate will be approximately $3.0 million in 2014.

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

       Trade authorities in Mexico, the top international market for U.S. chicken in recent years, completed an investigation of U.S. producers over dumping complaints lodged by certain Mexican chicken processors. These Mexican chicken processors alleged U.S. producers sold chicken legs and thighs on the Mexican market below their cost of production in 2010. On August 6, 2012, the Mexican government issued final resolutions imposing duties on our company and certain other U.S. chicken producers. Mexico will impose a duty of approximately 25% on chicken legs and thighs exported by our company and three other U.S. exporters and duties of approximately 127% on chicken legs and thighs exported by all other U.S. companies from the U.S. to Mexico. However, the Mexican government has postponed the imposition of these duties until conditions in Mexico’s domestic chicken market resulting from the outbreak of H7N3 avian influenza in the Mexican state of Jalisco have normalized. On September 3, 2012, we and certain other U.S. producers filed a request with the NAFTA Secretariat for a panel review of Mexico’s decision. Management does not believe that these duties, when imposed, will materially impact our financial position, results of operations or cash flow.

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

Results of Operations

2013 Compared to 2012

       Net sales. Net sales for 2013 increased $289.8 million, or 3.6%, from 2012. The following table provides additional information regarding net sales:

		Change from 2012
Source of net sales	2013	Amount	Percent
	(In thousands, except percent data)
United States	$7,500,212	$250,727	3.5%	(a)
Mexico	910,936	39,039	4.5%	(b)
Total net sales	$8,411,148	$289,766	3.6%

(a)	U.S. sales generated in 2013 increased $250.7 million, or 3.5%, from U.S. sales generated in 2012, despite a decrease in the number of weeks included in the fiscal year from 53 in 2012 to 52 in 2013, primarily because of an increase in the net revenue per pound sold that was partially offset by a decrease in pounds sold. Increased net revenue per pound sold, which resulted primarily from an increase in market prices due to continued healthy demand for chicken products in combination with constrained supply, contributed $484.3 million, or 6.7 percentage points, to the revenue increase. A decrease in pounds sold partially offset the increase in revenue per pound sold by $233.6 million, or 3.2 percentage points. Included in U.S. sales generated during 2013 and 2012 were sales to JBS USA, LLC totaling $61.9 million and $206.7 million, respectively.
(b)	Mexico sales generated in 2013 increased $39.0 million, or 4.5%, from Mexico sales generated in 2012, despite a decrease in the number of weeks included in the respective fiscal years, primarily because of the favorable impact of foreign currency translation and an increase in market prices that were partially offset by a decrease in unit sales volume. The favorable impact of foreign currency translation contributed $28.3 million, or 3.2 percentage points, to the revenue increase. An increase in market prices contributed $19.8 million, or 2.3 percentage points to the revenue increase. A decrease in pounds sold partially offset the favorable impact of foreign currency translation and the increase in market prices by $9.1 million, or 1.0 percentage points, and resulted primarily from the lack of broiler eggs following the H7N3 influenza outbreak in Mexico in late 2012 and early 2013.

      Gross profit. Gross profit increased by $409.6 million, or 94.0%, from $435.8 million generated in 2012 to $845.4 million generated in 2013. The following tables provide gross profit information:

		Change from 2012		Percent of Net Sales
Components of gross profit	2013	Amount	Percent	2013	2012
	(In thousands, except percent data)
Net sales	$8,411,148	$289,766	3.6%	100.0%	100.0%
Cost of sales	7,565,709	(119,841)	(1.6)%	89.9%	94.6%	(a) (b)
Gross profit	$845,439	$409,607	94.0%	10.1%	5.4%

		Change from 2012
Sources of gross profit	2013	Amount	Percent
	(In thousands, except percent data)
United States	$717,864	$385,253	115.8%
Mexico	128,455	25,234	24.4%
Elimination	(880)	(880)	—%
Total gross profit	$845,439	$409,607	94.0%

		Change from 2012
Sources of cost of sales	2013	Amount	Percent
	(In thousands, except percent data)
United States	$6,782,348	$(134,526)	(1.9)%	(a)
Mexico	$782,481	$13,805	1.8%	(b)
Elimination	$880	$880	—%
Total cost of sales	$7,565,709	$(119,841)	(1.6)%

(a)	Cost of sales incurred by our U.S. operations in 2013 decreased $134.5 million, or 1.9%, from cost of sales incurred by our U.S. operations in 2012. Along with a decrease in the number of weeks included in the respective fiscal years, the reduction in cost of sales resulted from (i) a $57.9 million decrease in co-pack labor and meat, which resulted primarily from the decrease in sales volume, (ii) a $24.1 million decrease in insurance costs resulting primarily from improved workers compensation loss performance, (iii) a $14.6 million decrease in live production costs, which were lower primarily because of a reduction in feed ingredient costs, (iv) a $13.6 million increase in derivative gains, (v) the August 2012 disposal of our commercial egg business, which incurred cost of sales totaling $12.0 million in 2012, (vi) a $10.1 million decrease in freight and storage costs, (vii) a $9.7 million decrease in compensation and employee relations costs and (viii) a $5.2 million decrease in rental and lease costs. Other factors affecting U.S. cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during 2013 increased $13.8 million, or 1.8%, from cost of sales incurred by the Mexico operations during 2012 despite the decrease in the number of weeks included in the respective fiscal years. The unfavorable impact of foreign currency translation contributed $24.3 million, or 3.2 percentage points, to the increase in cost of sales. Fertile egg purchases contributed $4.7 million, or 0.6% percentage points, and increased feed costs contributed $3.0 million, or 0.4 percentage points, to the increase in cost of sales. The impact of decreased sales volume, which resulted primarily from the lack of broiler eggs following the H7N3 influenza outbreak in Mexico, offset the increase in cost of sales by $10.0 million, or 1.3 percentage points. Finally, improved processing performance offset the increase in cost of sales by $8.8 million, or 1.1 percentage points. Other factors affecting Mexico cost of sales were immaterial.

     Operating income. Operating income increased $408.5 million, or 163.2%, from $250.3 million generated for 2012 to $658.9 million generated for 2013. The following tables provide operating income information:

		Change from 2012		Percent of Net Sales
Components of operating income	2013	Amount	Percent	2013	2012
	(In thousands, except percent data)
Gross profit	$845,439	$409,607	94.0%	10.1%	5.4%
SG&A expenses	180,915	3,874	2.2%	2.2%	2.2%	(a)(b)
Administrative restructuring charges	5,661	(2,788)	(33.0)%	0.1%	0.1%	(c)
Operating income	$658,863	$408,521	(163.2)%	7.8%	3.1%

		Change from 2012
Source of operating income	2013	Amount	Percent
	(In thousands, except percent data)
United States	$551,975	$387,225	(235.0)%
Mexico	107,768	22,176	(25.9)%
Elimination	(880)	(880)	(100.0)%
Total operating income	$658,863	$408,521	(163.2)%

		Change from 2012
Sources of SG&A expenses	2013	Amount	Percent
	(In thousands, except percent data)
United States	$160,228	$816	0.5%	(a)
Mexico	20,687	3,058	17.3%	(b)
Total SG&A expense	$180,915	$3,874	2.2%

		Change from 2012
Sources of administrative restructuring charges	2013	Amount	Percent
	(In thousands, except percent data)
United States	$5,661	$(2,788)	(33.0)%	(c)
Total administrative restructuring charges	$5,661	$(2,788)	(33.0)%

(a)	SG&A expenses incurred by the U.S. operations during 2013 increased $0.8 million, or 0.5%, from SG&A expenses incurred by the U.S. operations during 2012, despite a decrease in the number of weeks included in the respective fiscal years from 53 in 2012 to 52 in 2013, primarily because of a $15.0 million increase in payroll and related benefits expenses resulting primarily from higher incentive compensation and pension costs. This increase in SG&A expenses was partially offset by (i) an $8.2 million decrease in outside services and professional fees, (ii) a $3.5 million decrease in brokerage expenses and (iii) a $2.0 million decrease in depreciation and amortization expenses. Other factors affecting U.S. SG&A expenses were immaterial.
(b)	SG&A expense incurred by the Mexico operations during 2013 increased $3.1 million, or 17.3%, from SG&A expense incurred by the Mexico operations during 2012, despite a decrease in the number of weeks included in the respective fiscal years, primarily because of a $2.1 million fine assessed by a commission of the Mexican government that we are currently appealing. The unfavorable impact of foreign currency translation also contributed $0.6 million, or 3.6 percentage points, to the increase in SG&A expenses. Other factors affecting Mexico SG&A expenses were immaterial.
(c)	Administrative restructuring charges incurred during 2013 decreased $2.7 million, or 33.0%, from administrative restructuring charges incurred during 2012. During 2013, we incurred administrative restructuring charges related to noncash impairment charges of $3.7 million and live operations rationalization totaling $2.0 million. During 2012, we incurred administrative restructuring charges composed of (i) flock rationalization costs of $3.7 million related to our Dallas, Texas plant closure, (ii) impairment costs of $2.8 million and (iii) a loss resulting from the disposal of certain unused assets of $2.0 million.

     Interest expense. Consolidated interest expense decreased 17.1% to $87.0 million in 2013 from $104.9 million in 2012 primarily because of decreased average borrowings of $990.5 million in 2013 compared to $1,242.2 million in 2012 partially offset by an increase in the weighted average interest rate to 7.10% in 2013 from 7.00% in 2012. As a percent of net sales, interest expense in 2013 and 2012 was 1.0% and 1.3%, respectively.

     Income taxes. The Company's consolidated income tax expense in 2013 was $24.2 million, compared to income tax benefit of $21.0 million in 2012. The income tax expense in 2013 resulted primarily from an increase in income and a decrease in the valuation allowance. The net change in the total valuation allowance for 2013 was a decrease of $178.0 million, resulting primarily from the utilization of almost all of our domestic net operating losses. Due to this decrease, we expect a higher effective tax rate in the future. As of December 29, 2013, our valuation allowance is $10.4 million, of which $1.9 million relates to capital loss carry forwards and $8.5 million relates to Mexico net operating losses.

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

     Gross profit. Gross profit increased by $577.4 million, or 407.9%, in 2012 from a gross loss of $141.5 million incurred in 2011 to a gross profit of $435.8 million generated in 2012. The following tables provide gross loss information:

		Change from 2011		Percent of Net Sales
Components of gross profit	2012	Amount	Percent	2012	2011
	(In thousands, except percent data)
Net sales	$8,121,382	$585,684	7.8%	100.0%	100.0%
Cost of sales	7,685,550	10,273	0.1%	94.6%	101.9%	(a)(b)
Operational restructuring charges	—	(1,958)	(100.0)%	—%	—%	(c)
Gross profit	$435,832	$577,369	407.9%	5.4%	(1.9)%

		Change from 2011
Sources of gross profit	2012	Amount	Percent
	(In thousands, except percent data)
United States	$332,611	$492,811	307.6%
Mexico	103,221	84,558	453.1%
Total gross profit	$435,832	$577,369	407.9%

		Change from 2011
Sources of cost of sales	2012	Amount	Percent
	(In thousands, except percent data)
United States	$6,916,874	$(20,096)	(0.3)%	(a)
Mexico	768,676	30,369	4.1%	(b)
Total cost of sales	$7,685,550	$10,273	0.1%

		Change from 2011
Sources of operational restructuring charges	2012	Amount	Percent
	(In thousands, except percent data)
United States	$—	$(1,958)	(100.0)%	(c)
Total operational restructuring charges	$—	$(1,958)	(100.0)%

(a)	Cost of sales incurred by the U.S. operations during 2012 decreased $20.1 million, or 0.3%, from cost of sales incurred by the U.S. operations during 2011. The disposal of the distribution and pork businesses contributed $295.2 million, or 4.3 percentage points, to the decrease in cost of sales. The closing of our Dallas, Texas plant contributed $62.0 million, or 0.9 percentage points, to the decrease in cost of sales. Decreased depreciation contributed $59.2 million, or 0.9 percentage points, to the decrease in cost of sales. The disposal of the commercial egg business contributed $12.0 million, or 0.2 percentage points, to the decrease in cost of sales. Decreased fleet expenses contributed $11.0 million, or 0.2 percentage points, to the decrease in cost of sales. The decrease in cost of sales was partially offset by higher live production costs, which increased primarily because of higher feed ingredient costs, derivative net gain and packaging and ingredients costs. Feed ingredients costs contributed $365.0 million, or 5.3 percentage points, to the increase in cost of sales. Net gains recognized on both settled and outstanding derivative instruments contributed $54.0 million, or 0.8 percentage points, to the increase in cost of sales. Packaging and ingredients costs contributed $4.0 million, or 0.1 percentage points, to the increase in cost of sales. Other factors affecting cost of sales were immaterial.

(b)	Cost of sales incurred by the Mexico operations during 2012 increased $30.4 million, or 4.1%, from cost of sales incurred by the Mexico operations during 2011. Increased feed costs contributed $108.7 million, or 14.7 percentage points and increased sales volume contributed $48.3 million, or 6.5 percentage points, to the increase in cost of sales. Decreased overhead costs and foreign currency translation partially offset the increase by $81.6 million and $44.9 million, respectively. Other factors affecting cost of sales were immaterial.
(c)	Operational restructuring charges incurred by the U.S. operations during 2012 decreased $2.0 million, or 100.0%, from operational restructuring charges incurred by the U.S. operations during 2011. Operational restructuring charges for 2011 of $2.0 million represented impairment expense recognized to reduce the carrying amount of certain assets located at our commercial egg operations in Texas to fair value.

     Operating income. Operating income increased $623.9 million, or 167.0%, from an operating loss of $373.6 million incurred for 2011 to operating income of $250.3 million incurred for 2012. The following tables provide operating income information:

		Change from 2011		Percent of Net Sales
Components of operating income	2012	Amount	Percent	2012	2011
	(In thousands, except percent data)
Gross profit	$435,832	$577,369	407.9%	5.4%	(1.9)%
SG&A expenses	177,041	(28,102)	(13.7)%	2.2%	2.7%	(a)(b)
Administrative restructuring charges	8,449	(18,462)	(68.6)%	0.1%	0.4%	(c)
Operating income	$250,342	$623,933	167.0%	3.1%	(5.0)%

		Change from 2011
Source of operating income (loss)	2012	Amount	Percent
	(In thousands, except percent data)
United States	$164,750	$538,018	144.1%
Mexico	85,592	85,915	26,599.1%
Total operating income (loss)	$250,342	$623,933	167.0%

		Change from 2011
Sources of SG&A expenses	2012	Amount	Percent
	(In thousands, except percent data)
United States	$159,412	$(26,745)	(14.4)%	(a)
Mexico	17,629	(1,357)	(7.1)%	(b)
Total SG&A expense	$177,041	$(28,102)	(13.7)%

		Change from 2011
Sources of administrative restructuring charges	2012	Amount	Percent
	(In thousands, except percent data)
United States	$8,449	$(18,462)	(68.6)%	(c)
Total administrative restructuring charges	$8,449	$(18,462)	(68.6)%

(a)	SG&A expenses incurred by the U.S. operations during 2012 decreased $26.7 million, or 14.4%, from SG&A expenses incurred by the U.S. operations during 2011 primarily because of (i) a decrease in outside services and professional fees of $7.1 million, (ii) a decrease in transactional tax expenses of $3.1 million, (iii) a decrease in brokerage expenses of $3.0 million, (iv) a decrease in depreciation and amortization of $2.4 million, (v) a decrease in marketing and development expenses of $2.2 million and (vi) a decrease in payroll and related benefit expenses $1.5 million. Other factors affecting SG&A expense were immaterial.
(b)	SG&A expense incurred by the Mexico operations during 2012 decreased $1.4 million, or 7.1%, from SG&A expense incurred by the Mexico operations during 2011. Foreign exchange translation accounted for a decrease of $1.1 million of the decrease in SG&A expense. Other factors affecting SG&A expense were immaterial.
(c)	Administrative restructuring charges incurred during 2012 decreased $18.5 million, or 68.6%, from administrative restructuring charges incurred during 2011. During 2012, we incurred administrative restructuring charges composed of (i) flock rationalization costs of $3.7 million related to our Dallas, Texas plant closure, (ii) impairment costs of $2.8 million and (iii) a loss resulting from the disposal of certain unused assets of $2.0 million. During 2011, the Company incurred administrative restructuring charges composed of (i) impairment charges of $20.9 million, (ii) flock rationalization costs of $5.2 million related to the closure of the Dallas, Texas plant and (iii) severance costs of $0.7 million.

     Interest expense. Consolidated interest expense decreased 5.9% to $104.9 million in 2012 from $111.5 million in 2011 primarily because of decreased average borrowings of $1,242.2 million in 2012 compared to $1,483.0 million in 2011 partially offset by and increase in the weighted average interest rate increased to 7.0% in 2012 from 6.7% in 2011. As a percent of net sales, interest expense in 2012 and 2011, was 1.3% and 1.5%, respectively.

     Income taxes. The Company's consolidated income tax benefit in 2012 was $21.0 million, compared to income tax expense of $8.6 million in 2011. The income tax benefit in 2012 resulted primarily from a decrease in valuation allowance and a decrease in reserves for unrecognized tax benefits. The income tax expense in 2011 resulted primarily from an increase in valuation allowance and an increase in reserves for unrecognized tax benefits. See “Note 11. Income Taxes” to the Consolidated Financial Statements.

Liquidity and Capital Resources

     The following table presents our available sources of liquidity as of December 29, 2013:

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$508.2
Investments in available-for-sale securities	—	—	96.9
Debt facilities:
U.S. Credit Facility	695.4	—	665.8	(a)
Mexico Credit Facility	42.7	—	42.7	(b)

(a)	Actual borrowings by the Company under the U.S. Credit Facility (as defined below) are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect on December 29, 2013 was $695.4 million. Availability under the U.S. Credit Facility is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at December 29, 2013 totaled $29.6 million.
(b)	Under the Mexico Credit Facility (as defined below), if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the Mexico Credit Facility is less than 1.25 to 1.00, the loans and letters of credit under the Mexico Credit Facility will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of the loan parties. The borrowing base formula will be reduced by trade payables of the loan parties. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the Mexico Credit Facility being equal to or greater than the greater of 20% of the revolving commitments under the Mexico Credit Facility and 100.0 million Mexican pesos for a period of 60 consecutive days.

Debt Obligations

     Senior and Subordinated Notes. At December 29, 2013, we had an aggregate principal balance of $500.0 million of 7 ⅞% senior notes due 2018 (the “2018 Notes”) outstanding that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of our subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. The indenture governing the 2018 Notes contains various covenants that may adversely affect our ability, among other things, to incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. Additionally, we have an aggregate principal balance of $3.6 million of 7 ⅝% senior unsecured notes and 8 ⅜% senior subordinated unsecured notes outstanding at December 29, 2013.

     JBS Subordinated Loan Agreement. On June 23, 2011, we entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, we agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of our company or its subsidiaries. JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving us in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, we agreed to reimburse JBS USA for the letter of credit cost we would otherwise incur under our U.S. Credit Facility (as defined below). The total amount we paid in 2013, 2012 and 2011 to reimburse JBS USA, was $2.2 million, $2.2 million and $0.4 million, respectively. As of December 29, 2013, we have accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on our behalf. There remains no other commitment to make advances by JBS USA under the Subordinated Loan Agreement.

     U.S. Credit Facility. We and certain of our subsidiaries entered into a credit agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto, which was amended and restated on August 7, 2013. The U.S. Credit Facility currently provides for a $700.0 million revolving credit facility, a Term B facility of approximately $410.1 million and a delayed draw term loan commitment of up to $400 million (the “Delayed Draw Term Loans”). We can draw upon the Delayed Draw Term Loan commitment, in one or more advances, between May 1, 2014 and December 28, 2014. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Delayed Draw Term Loan commitment by up to an additional $500.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. The U.S. Credit Facility also provides for a $100 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. The Term B Loans mature on December 28, 2014 with all principal and unpaid interest due at maturity. The revolving loan commitment under the U.S. Credit Facility matures on August 7, 2018. Any Delayed Draw Term Loans would be payable in quarterly installments beginning in fiscal year 2015 equal to 1.875% of the principal outstanding as of December 28, 2014, with all remaining principal and interest due at maturity on August 7, 2018.

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

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2013, we paid $204.9 million of our cash flow toward the outstanding principal under the Term B-1 loans on December 30, 2013, and expect to pay approximately $205.2 million of our cash flow toward the outstanding principal under the Term B-2 loans on April 28, 2014. Following the April 28, 2014 payment, we will have no outstanding principal under the Term B loans. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. On December 29, 2013, a principal amount of $410.1 million under the Term B loans commitment was outstanding.

     Actual borrowings by us under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank, ACB. As of December 29, 2013, the applicable borrowing base was $695.4 million, the amount available for borrowing under the revolving loan commitment was $665.8 million. We had letters of credit of $29.6 million and no outstanding borrowings under the revolving loan commitment as of December 29, 2013.

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

     Mexico Credit Facility. On October 19, 2011, Avícola Pilgrim’s Pride de México, S.A. de C.V. (“Avicola”), Pilgrim’s Pride S. de R.L. de C.V. and certain other Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of our Mexico subsidiaries. As of December 29, 2013, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $42.7 million. There were no outstanding borrowings under the Mexico Credit Facility at December 29, 2013.

     Avicola may pay dividends or make other restricted payments to us in an amount not to exceed in the aggregate $250.0 million Mexican pesos during the term of the Mexico Credit Facility if certain conditions are satisfied, including a condition that availability is at least 100% of the revolving loan commitment under the Mexico Credit Facility, less any letter of credit liability under the Mexico Credit Facility. However, we deem our earnings from Mexico as of December 29, 2013 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.

Collateral

     Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility. The Mexico Credit Facility is secured by substantially all of the assets of the Company's Mexico subsidiaries.

Off-Balance Sheet Arrangements

     We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $2.6 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.

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

Capital Expenditures

     We anticipate spending between $110.0 million and $150.0 million on the acquisition of property, plant and equipment in 2014. Capital expenditures will primarily be incurred to improve efficiencies and reduce costs. We expect to fund these capital expenditures with cash flow from operations and proceeds from the revolving lines of credit under our various debt facilities.

Indefinite Reinvestment of Mexico Subsidiaries' Undistributed Earnings

     We have determined that the undistributed earnings of our Mexico subsidiaries will be indefinitely reinvested and not distributed to the U.S. The undistributed earnings of our Mexico subsidiaries totaled $286.3 million at December 29, 2013.

Contractual Obligations

     In addition to our debt commitments at December 29, 2013, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 29, 2013, under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
			Years	Years	After
Contractual Obligations(a)	Total	2014	2015-2016	2017-2018	2018
	(In thousands)
Long-term debt(b)	$913,732	$410,099	$116	$503,517	$—
Interest(c)	230,076	69,040	80,770	80,266	—
Capital leases	950	194	316	245	195
Operating leases	21,139	7,621	10,530	2,970	18
Derivative liabilities	1,728	1,728	—	—	—
Purchase obligations(d)	160,869	150,632	9,455	782	—
Total	$1,328,494	$639,314	$101,187	$587,780	$213

(a)	The total amount of PPC’s unrecognized tax benefits at December 29, 2013 was $17.1 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows. The table above does not include estimated funding of our unfunded pension and other postretirement benefits obligations totaling approximately $63.2 million at December 29, 2013 as discussed in “Note 12. Pension and Other Postretirement Benefits” to the Consolidated Financial Statements.
(b)	Long-term debt includes an unaccreted discount of $2.2 million and excludes $29.6 million in letters of credit outstanding related to normal business transactions. Pursuant to the U.S. Credit Facility, subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2013, we paid $204.9 million of our cash flow toward the outstanding principal under the Term B-1 loans on December 30, 2013, and expect to pay approximately $205.2 million of our cash flow toward the outstanding principal under the Term B-2 loans on April 28, 2014. After giving effect to these payments, no Term B loans will remain outstanding under the U.S. Credit Facility.
(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of December 29, 2013.
(d)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

Historical Flow of Funds

Fiscal Year 2013

     Cash provided by operating activities was $878.5 million for 2013 and cash provided by operating activities was $199.6 million for 2012. The increase in cash flows provided by operating activities was primarily from net income of $549.7 million for 2013 as compared to net income of $174.0 million for 2012 and changes in working capital (excluding the impacts as a result of changes in foreign currency exchange rates).

     Our net working capital position, which we define as current assets less current liabilities, increased $33.0 million to a surplus of $845.6 million and a current ratio of 1.78 at December 29, 2013 compared to a surplus of $812.5 million and a current ratio of 2.11 at December 30, 2012. The increase in working capital was caused by the generation of cash from operations.

     Trade accounts and other receivables, including accounts receivable from JBS USA, decreased $7.3 million, or 1.9%, to $379.1 million at December 29, 2013 from $386.4 million at December 30, 2012. The change in trade accounts and other receivables resulted primarily from improved collections.

     Inventories decreased $141.5 million, or 14.9%, to $808.8 million at December 29, 2013 from $950.3 million at December 30, 2012. The change in inventories was primarily due to decreased costs for feed grains and their impact on the value of our live chicken inventories.

     Prepaid expenses and other current assets increased $5.8 million, or 10.4%, to $61.8 million at December 29, 2013 from $56.0 million at December 30, 2012. This change resulted primarily from a $5.2 million increase in open derivative positions and margin cash on deposit with our derivatives traders.

     Accounts payable and accrued expenses, including accounts payable to JBS USA, increased $48.3 million, or 7.9%, to $657.6 million at December 29, 2013 from $609.3 million at December 30, 2012. This change resulted primarily from the timing of payments disbursed to vendors around December 29, 2013.

     Cash used in investing activities was $181.8 million and $60.4 million in 2013 and 2012, respectively. We incurred capital expenditures of $116.2 million and $90.3 million for 2013 and 2012, respectively. In both 2013 and 2012, capital expenditures were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Cash was used to purchase investment securities totaling $96.9 million and $0.2 million in 2013 and 2012, respectively. Capital expenditures for 2013 could not exceed $350 million under the terms of the U.S. Credit Facility. Cash proceeds generated from property disposals in 2013 and 2012 totaled $31.3 million and $29.4 million, respectively. Cash proceeds generated in 2012 from the sale or maturity of investment securities totaled $0.7 million.

     Cash used in financing activities was $250.2 million in 2013. Cash provided by financing activities was $111.0 million in 2012. Cash proceeds in 2013 and 2012 from long-term debt were $505.6 million and $851.4 million, respectively. Cash was used to repay long-term debt totaling $758.6 million and $1,110.7 million in 2013 and 2012, respectively. Cash proceeds in 2013 resulting from a tax benefit related to share-based compensation totaled $7.7 million. Cash was used to pay capitalized loan costs totaling $5.0 million in 2013. Cash proceeds generated in 2012 from the sale of common stock totaled $198.3 million. Cash was used in 2012 to repay a $50.0 million note payable issued to JBS USA under the Subordinated Loan Agreement.

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

     Trade accounts and other receivables, including accounts receivable from JBS USA, increased $16.0 million, or 4.3%, to $379.1 million at December 30, 2012 from $370.4 million at December 25, 2011. The change in trade accounts and other receivables resulted primarily from increased sales prices.

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

     Cash used in financing activities was $111.0 million in 2012. Cash provided by financing activities was $126.9 million in 2011. Cash was used in 2012 to repay a $50.0 million note payable issued to JBS USA under the Subordinated Loan Agreement. Cash proceeds of $50.0 million were received in 2011 from JBS USA in exchange for a note payable issued under the Subordinated Loan Agreement. Cash proceeds in 2012 and 2011 from long-term debt were $851.4 million and $965.7 million, respectively. Cash was used to repay long-term debt totaling $1,110.7 million and $881.8 million in 2012 and 2011, respectively. Cash proceeds in 2012 from the sale of common stock were $198.3 million. Cash was used to pay capitalized loan costs totaling $4.4 million in 2011. Cash used to purchase the remaining interest in a subsidiary we did not already own totaled $2.5 million in 2011. Cash was used for other financing activities totaling $0.1 million in 2011.

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

     The Company records impairment charges on long-lived assets held for sale when the carrying amount of those assets exceeds their fair value less appropriate selling costs. Fair value is based on amounts documented in sales contracts or letters of intent accepted by the Company, amounts included in counteroffers initiated by the Company, or, in the absence of current contract negotiations, amounts determined using a sales comparison approach for real property and amounts determined using a cost approach for personal property. Under the sales comparison approach, sales and asking prices of reasonably comparable properties are considered to develop a range of unit prices within which the current real estate market is operating. Under the cost approach, a current cost to replace the asset new is calculated and then the estimated replacement cost is reduced to reflect the applicable decline in value resulting from physical deterioration, functional obsolescence and economic obsolescence. Appropriate selling costs includes reasonable broker's commissions, costs to produce title documents, filing fees, legal expenses and the like. We estimate appropriate closing costs as 4% to 6% of asset fair value. This range of rates is considered reasonable for our assets held for sale based on historical experience. The Company recognized impairment charges related to assets held for sale of $4.0 million and $2.8 million during 2013 and 2012, respectively.

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

     Realizability of Deferred Tax Assets. The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, potential for carry back of tax losses, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances have been established primarily for net operating loss carry forwards. See “Note 11. Income Taxes” to the Consolidated Financial Statements.

     Indefinite Reinvestment in Foreign Subsidiaries. The Company deems its earnings from Mexico as of December 29, 2013 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided. For activity after 2008, the Company did not permanently reinvest its earnings in Puerto Rico. Therefore, net earnings generated in Puerto Rico have U.S. taxes provided as if the earnings were distributed.

     Accounting for Uncertainty in Income Taxes. The Company follows the provisions under ASC 740-10-25 that provides a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See “Note 11. Income Taxes” to the Consolidated Financial Statements.

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

     Commodity Prices. We purchase certain commodities, primarily corn, soybean meal and sorghum, for use as ingredients in the feed we either sell commercially or consume in our live operations. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. In the past, we have from time to time attempted to minimize our exposure to the changing price and availability of such feed ingredients using various techniques, including, but not limited to, (i) executing purchase agreements with suppliers for future physical delivery of feed ingredients at established prices and (ii) purchasing or selling derivative financial instruments such as futures and options.

     Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of December 29, 2013. However, fluctuations greater than 10% could occur. Based on our feed consumption during 2013, such an increase would have resulted in an increase to cost of sales of approximately $336.5 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10% change in ending feed ingredients inventories at December 29, 2013 would be $10.3 million, excluding any potential impact on the production costs of our chicken inventories.

     We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, and natural gas prices on December 29, 2013 would have resulted in an increase of approximately $0.8 million in the fair value of our net commodity derivative asset position as of that date.

     Interest Rates. Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 22.5% of our total debt at December 29, 2013. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.5 million for 2013. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at December 29, 2013.

     Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% decrease in interest rates would have increased the fair value of our fixed rate debt by approximately $4.0 million as of December 29, 2013.

     Foreign Currency. Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. However, we currently anticipate that the future cash flows of our Mexican subsidiaries will be reinvested in our Mexican operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $4.4 million in 2013, a gain of $4.9 million in 2012 and a loss of $12.6 million in 2011. The average exchange rates for 2013, 2012 and 2011 were 12.75 Mexican pesos to 1 U.S. dollar, 13.16 Mexican pesos to 1 U.S. dollar and 12.39 Mexican pesos to 1 U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

     Our Mexico operations sometimes purchase foreign currency derivative financial instruments, specifically exchange-traded forward contracts, in an attempt to mitigate foreign currency transaction exposure on U.S. dollar-denominated purchases. As of December 29, 2013, our Mexico operations held no foreign currency derivative instruments.

     Quality of Investments. Certain retirement plans that we sponsor invest in a variety of financial instruments. We have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, auction rate securities, collateralized debt obligations, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities. Certain postretirement funds in which we participate hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

     Impact of Inflation. Due to low to moderate inflation in the U.S. and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation (the “Company”) as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the fifty-two weeks ended December 29, 2013 and the fifty-three weeks ended December 30, 2012. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedule II, Valuation and Qualifying Accounts, as of and for the fifty-two weeks ended December 29, 2013 and the fifty-three weeks ended December 30, 2012. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim's Pride Corporation as of December 29, 2013 and December 30, 2012, and the consolidated results of its operations and its cash flows for the fifty-two weeks ended December 29, 2013 and the fifty-three weeks ended December 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited the retrospective adjustments applied to earnings per share in the 2011 consolidated financial statements as described in “Note 13. Stockholders' Equity” under the section “Rights Offering.” In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2011 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2011 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pilgrim's Pride Corporation's internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 21, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pilgrim's Pride Corporation

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in “Note 13. Stockholders' Equity,” the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year ended December 25, 2011 of Pilgrim's Pride Corporation (the "Company") (the 2011 consolidated financial statements before the effects of the adjustments discussed in “Note 13. Stockholders' Equity” are not presented herein). Our audit also includes the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in “Note 13. Stockholders' Equity,” referred to above, present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 25, 2011 of Pilgrim's Pride Corporation in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in “Note 13. Stockholders' Equity” and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by KPMG LLP.

/s/ Ernst & Young LLP

Denver, Colorado
February 17, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2013	December 30, 2012
	(In thousands, except share and par value data)
Cash and cash equivalents	$508,206	$68,180
Investment in available-for-sale securities	96,902	—
Trade accounts and other receivables, less allowance for doubtful accounts	376,678	384,930
Account receivable from JBS USA, LLC	2,388	1,514
Inventories	808,832	950,296
Income taxes receivable	64,868	54,719
Current deferred tax assets	2,227	—
Prepaid expenses and other current assets	61,848	56,047
Assets held for sale	7,033	27,042
Total current assets	1,928,982	1,542,728
Deferred tax assets	18,921	97,431
Other long-lived assets	40,163	45,523
Identified intangible assets, net	32,525	38,266
Property, plant and equipment, net	1,151,811	1,189,921
Total assets	$3,172,402	$2,913,869

Current maturities of long-term debt	$410,234	$15,886
Accounts payable	370,360	312,365
Accounts payable to JBS USA, LLC	3,934	13,436
Accrued expenses	283,355	283,540
Income taxes payable	—	468
Current deferred tax liabilities	15,515	104,482
Total current liabilities	1,083,398	730,177
Long-term debt, less current maturities	501,999	1,148,870
Deferred tax liabilities	13,944	—
Other long-term liabilities	80,459	125,825
Total liabilities	1,679,800	2,004,872

Commitments and contingencies	—	—
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized; 259,029,033 and 258,999,033 shares issued and outstanding at year-end 2013 and 2012,
respectively	2,590	2,590
Additional paid-in capital	1,653,119	1,642,003
Accumulated deficit	(120,156)	(669,711)
Accumulated other comprehensive loss	(45,735)	(68,511)
Total Pilgrim’s Pride Corporation stockholders’ equity	1,489,818	906,371
Noncontrolling interest	2,784	2,626
Total stockholders’ equity	1,492,602	908,997
Total liabilities and stockholders' equity	$3,172,402	$2,913,869

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Two Weeks	Fifty-Three Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(In thousands, except per share data)
Net sales	$8,411,148	$8,121,382	$7,535,698
Cost of sales	7,565,709	7,685,550	7,675,277
Operational restructuring charges	—	—	1,958
Gross profit (loss)	845,439	435,832	(141,537)
Selling, general and administrative expense	180,915	177,041	205,143
Administrative restructuring charges	5,661	8,449	26,911
Operating income (loss)	658,863	250,342	(373,591)
Interest expense, net of capitalized interest	87,006	104,926	111,532
Interest income	(2,125)	(1,397)	(1,465)
Foreign currency transaction losses (gains)	4,415	(4,810)	12,601
Miscellaneous, net	(4,373)	(1,439)	(9,133)
Income (loss) before income taxes	573,940	153,062	(487,126)
Income tax expense (benefit)	24,227	(20,980)	8,564
Net income (loss)	549,713	174,042	(495,690)
Less: Net income (loss) attributable to noncontrolling interest	158	(192)	1,082
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$549,555	$174,234	$(496,772)

Weighted average shares of common stock outstanding:
Basic	258,826	250,101	224,996
Effect of dilutive common stock equivalents	415	115	—
Diluted	259,241	250,216	224,996

Net income per share of common stock outstanding:
Basic	$2.12	$0.70	$(2.21)
Diluted	$2.12	$0.70	$(2.21)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fifty-Two Weeks	Fifty-Three Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(In thousands)
Net income (loss)	$549,713	174,042	(495,690)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities,
net of tax, net of tax of $0 in each of the three periods	62	(12)	(1,160)
Gains (losses) associated with pension and other postretirement
benefits, net of tax of $13,774, $0 and $0, respectively	22,714	(22,429)	(21,273)
Total other comprehensive income (loss)	22,776	(22,441)	(22,433)
Comprehensive income (loss)	572,489	151,601	(518,123)
Less: Comprehensive income (loss) attributable to noncontrolling
interests	158	(192)	1,082
Comprehensive income (loss) attributable to Pilgrim's Pride
Corporation	$572,331	$151,793	$(519,205)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
					Accumulated
			Additional		Other
			Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 26, 2010	214,282	$2,143	$1,442,810	$(348,653)	$(23,637)	$5,933	$1,078,596
Comprehensive income (loss):
Net income (loss)				(496,772)		1,082	(495,690)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on available-for-sale securities,
net of tax of $0					(1,160)		(1,160)
Losses associated with pension and other postretirement benefits,
net of tax of $0					(21,273)		(21,273)
Total other comprehensive loss							(22,433)
Total comprehensive loss							(518,123)
Share-based compensation plans requisite service period recognition			567				567
Other activity			107	1,480		(4,197)	(2,610)

Balance at December 25, 2011	214,282	2,143	1,443,484	(843,945)	(46,070)	2,818	558,430
Comprehensive income (loss):
Net income (loss)				174,234		(192)	174,042
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on available-for-sale securities,
net of tax of $0					(12)		(12)
Losses associated with pension and other postretirement benefits,
net of tax of $0					(22,429)		(22,429)
Total other comprehensive loss							(22,441)
Total comprehensive income							151,601
Common stock issued	44,444	444	197,837				198,281
Share-based compensation plans:
Common stock issued under compensation plans	273	3					3
Requisite service period recognition			682				682

Balance at December 30, 2012	258,999	2,590	1,642,003	(669,711)	(68,511)	2,626	908,997
Comprehensive income:
Net income				549,555		158	549,713
Other comprehensive income, net of tax:
Net unrealized holding gains on available-for-sale securities,
net of tax of $0					62		62
Gain associated with pension and other postretirement benefits,
net of tax of $13.774					22,714		22,714
Total other comprehensive income							22,776
Total comprehensive income							572,489
Share-based compensation plans:
Common stock issued under compensation plans	30
Requisite service period recognition			3,345				3,345
Tax benefit related to share-based compensation			7,771				7,771

Balance at December 29, 2013	259,029	$2,590	$1,653,119	$(120,156)	$(45,735)	$2,784	$1,492,602

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks	Fifty-Three Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$549,713	$174,042	$(495,690)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	150,523	147,414	209,061
Asset impairment	4,004	2,770	22,895
Foreign currency transaction losses (gains)	3,382	(5,261)	9,980
Accretion of bond discount	456	456	453
Loss (gain) on property disposals	2,395	5,306	(4,271)
Share-based compensation	3,345	684	567
Deferred income tax benefit	(4,999)	(1,098)	(7,097)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	—	12,680	53,273
Trade accounts and other receivables	7,235	(14,137)	(63,987)
Inventories	142,675	(65,870)	122,827
Prepaid expenses and other current assets	(6,070)	(2,600)	27,068
Accounts payable and accrued expenses	49,625	(16,520)	(7,274)
Income taxes	(21,546)	(33,714)	4,683
Deposits	1,877	1,783	2,174
Long-term pension and other postretirement obligations	(6,837)	(2,700)	—
Other	2,755	(3,611)	(3,653)
Cash provided by (used in) operating activities	878,533	199,624	(128,991)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(116,223)	(90,327)	(135,968)
Purchases of investment securities	(96,902)	(162)	(4,596)
Proceeds from sale or maturity of investment securities	—	688	15,852
Proceeds from business disposals	—	—	37,479
Proceeds from property disposals	31,337	29,400	29,044
Cash used in investing activities	(181,788)	(60,401)	(58,189)
Cash flows from financing activities:
Payments on notes payable to JBS USA	—	(50,000)	—
Proceeds from notes payable to JBS USA	—	—	50,000
Proceeds from long-term debt	505,600	851,400	965,689
Payments on long-term debt	(758,578)	(1,110,711)	(881,833)
Proceeds from sale of common stock	—	198,282	—
Tax benefit related to share-based compensation	7,770	—	—
Purchase of remaining interest in joint venture	—	—	(2,504)
Payment of capitalized loan costs	(5,006)	—	(4,395)
Other financing activities	—	—	(107)
Cash provided by (used in) financing activities	(250,214)	(111,029)	126,850
Effect of exchange rate changes on cash and cash equivalents	(6,505)	(1,623)	(4,138)
Increase (decrease) in cash and cash equivalents	440,026	26,571	(64,468)
Cash and cash equivalents, beginning of period	68,180	41,609	106,077
Cash and cash equivalents, end of period	$508,206	$68,180	$41,609
Supplemental Disclosure Information:
Interest paid (net of amount capitalized)	$80,320	$96,657	$104,430
Income taxes paid	$30,057	$10,931	$3,957

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

     On December 1, 2008, Pilgrim's and six of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. We emerged from Chapter 11 bankruptcy proceedings on December 28, 2009. In connection with our emergence from bankruptcy, our common stock outstanding immediately prior to the emergence was cancelled and converted into the right to receive newly-issued shares of common stock of the reorganized Company based on a one-for-one exchange ratio, which constituted 36.0% of the total number of shares of our newly-issued common stock on that date. The remaining shares of our newly-issued common stock, constituting 64.0% of our total issued and outstanding common stock on December 28, 2009, were purchased for $800.0 million by JBS USA Holdings, Inc. (“JBS USA”), a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer. As the result of subsequent purchases, JBS USA owned 75.5% of our total issued and outstanding common stock on December 29, 2013.

Consolidated Financial Statements

     The Company operates on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2013) in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year.

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

Reclassifications

     We have made certain reclassifications to the 2012 Consolidated Financial Statements with no impact to reported net income (loss) in order to conform to the 2013 presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

     Costs associated with the products shipped to customers are recognized in cost of sales.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $4.9 million, $6.5 million and $9.6 million for 2013, 2012 and 2011, respectively.

Research and Development Costs

     Research and development costs are expensed as incurred. Research and development costs totaled $3.9 million, $3.8 million and $5.0 million for 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents

     The Company considers highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The majority of the Company's disbursement bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are classified as accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statements of Cash Flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, potential for carry back of tax losses, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances have been established primarily for net operating loss carry forwards of certain foreign subsidiaries. See “Note 11. Income Taxes” to the Consolidated Financial Statements.

     The Company deems its earnings from Mexico as of December 29, 2013 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided. For activity after 2008, the Company did not permanently reinvest its earnings in Puerto Rico. Therefore, net earnings generated in Puerto Rico have U.S. taxes provided as if the earnings were distributed.

     The Company follows the provisions under ASC 740-10-25 that provides a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See “Note 11. Income Taxes” to the Consolidated Financial Statements.

Pension and Other Postemployment Benefits

     Our pension and other postemployment benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, long-term return on plan assets and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Risk Management

     The Company attempts to mitigate commodity purchase exposures through a program of risk management that includes the use of forward purchase contractual obligations and derivative financial instruments. The Company will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the net assets of its Mexico operations that are denominated in Mexican pesos. The Company's Mexico subsidiaries also attempt to mitigate the foreign currency exposure on certain U.S. dollar-denominated transactions through the use of derivative financial instruments. We recognize all derivative financial instruments in the Consolidated Balance Sheets at fair value. We elected not to designate derivative financial instruments executed to mitigate commodity purchase exposures and foreign currency exposures as hedges of forecasted transactions. Therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 29, 2013 and December 30, 2012, the Company held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities and deferred compensation plan assets. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity and foreign currency derivative instruments. The Company maintains nonqualified deferred compensation plans for executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The following items were measured at fair value on a recurring basis:

	December 29, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in available-for-sale securities	$—	$96,902	$—	$96,902
Derivative assets - commodity futures instruments	$1,494	$—	$—	$1,494
Derivative assets - commodity options instruments	—	1,395	—	1,395
Derivative assets - foreign currency futures instruments	1,214	—	—	1,214
Deferred compensation plan assets	7,208	—	—	7,208
Derivative liabilities - commodity futures instruments	(1,728)	—	—	(1,728)
Long-term debt and other borrowing arrangements:
Senior unsecured notes	552,592	—	—	552,592
Term notes	—	—	424,650	424,650
Capitalized lease obligations	—	—	704	704

	December 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$1,821	$—	$—	$1,821
Deferred compensation plan assets	7,591	—	—	7,591
Derivative liabilities - commodity futures instruments	(1,530)	—	—	(1,530)
Long-term debt and other borrowing arrangements:
Senior unsecured notes	521,415	—	—	521,415
Term notes and revolver	—	—	686,435	686,435
Capitalized lease obligations	—	—	880	880

	Term Notes and Revolver		Capitalized Lease Obligations
	2013	2012	2013	2012
Change in Value of Level 3 Liabilities:	(In thousands)
Balance, beginning of period	$686,435	$945,927	$880	$1,005
Borrowings	509,500	1,332,300	—	—
Payments	(762,091)	(1,591,498)	(124)	(114)
Change in fair value inputs	(9,194)	(294)	(52)	(11)
Balance, end of period	$424,650	$686,435	$704	$880

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In addition to the fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods or significant assumptions from prior periods are also required to be disclosed. The carrying amounts and estimated fair values of financial assets and liabilities recorded in the Consolidated Balance Sheets consisted of the following:

	December 29, 2013		December 30, 2012
	Carrying	Fair	Carrying	Fair	Note
	Amount	Value	Amount	Value	Reference
	(In thousands)
Short-term investments in available-for-sale securities	$96,902	$96,902	$—	$—	5
Derivative assets - commodity futures instruments	1,494	1,494	1,821	1,821	6
Derivative assets - commodity options instruments	1,395	1,395	—	—	6
Derivative assets - foreign currency futures instruments	1,214	1,214	—	—	6
Deferred compensation plan assets	7,208	7,208	7,591	7,591
Derivative liabilities - commodity futures instruments	(1,728)	(1,728)	(1,530)	(1,530)	6
Long-term debt and other borrowing arrangements	(912,233)	(977,946)	(1,164,756)	(1,208,730)	10

     The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheet. Deferred compensation plan assets were recorded at fair value based on quoted market prices and are included in the line item Other assets in the Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at December 29, 2013 or December 30, 2012, as applicable.

     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges when required by U.S. GAAP. Certain long-lived assets held for sale with a carrying amount of $27.5 million were written down to their fair value of $23.9 million, resulting in a loss of $3.6 million recorded in earnings during 2013. These assets are classified as Level 2 assets because their fair value can be corroborated based on observable market data.

3. TRADE ACCOUNTS AND OTHER RECEIVABLES

     Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	December 29, 2013	December 30, 2012
	(In thousands)
Trade accounts receivable	$369,715	$381,747
Receivables from officers and employees	14	48
Other receivables	11,005	6,892
Receivables, gross	380,734	388,687
Allowance for doubtful accounts	(4,056)	(3,757)
Receivables, net	$376,678	$384,930

Accounts receivable from JBS USA, LLC	$2,388	$1,514

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES

     Inventories consisted of the following:

	December 29, 2013	December 30, 2012
	(In thousands)
Live chicken and hens	$368,582	$405,335
Feed, eggs and other	216,045	307,500
Finished chicken products	223,932	237,159
Total chicken inventories	808,559	949,994
Commercial feed, table eggs and other	273	302
Total inventories	$808,832	$950,296

5. INVESTMENTS IN SECURITIES

     We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.

     The following table summarizes our investments in available-for-sale securities:

	December 29, 2013		December 30, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)
Current investments:
Fixed income securities	$96,902	$96,902	$—	$—

     The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

6. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil, sorghum, natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for approximately the next 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. The Company will sometimes take a short position on a derivative instrument to minimize the impact of a commodity's price volatility on its operating results. The Company will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the net assets of its Mexico operations that are denominated in Mexican pesos. The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts.

     We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase or foreign currency transaction exposures as cash flow hedges. Therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in either the line item Cost of sales or the line item Selling, general and administrative expenses in the Consolidated Statements of Operations based upon the business purpose of the associated exposure. The Company recognized $25.1 million, $8.3 million and $63.8 million in net gains related to changes in the fair value of its derivative financial instruments during 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Information regarding the Company's outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	December 29, 2013	December 30, 2012
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$2,889	$1,821
Commodity derivative liabilities	(1,728)	(1,530)
Cash collateral posted with (owed to) brokers	4,142	(166)
Foreign currency derivative assets, gross	1,214	—
Derivatives Coverage(a):
Corn	1.1%	—%
Soybean meal	(3.6)%	—%
Period through which stated percent of needs are covered:
Corn	September 2015	December 2013
Soybean meal	July 2014	December 2013

(a)	Derivatives coverage is the percent of anticipated corn and soybean meal needs covered by outstanding derivative instruments through a specified date.

7. IDENTIFIED INTANGIBLE ASSETS

     Identified intangible assets consisted of the following:

	Useful Life		Accumulated	Carrying
	(Years)	Original Cost	Amortization	Amount
	(In thousands)
December 30, 2012:
Trade names	3–15	$40,143	$(29,263)	$10,880
Customer relationships	13	51,000	(23,614)	27,386
Non-compete agreements	3	300	(300)	—
Total intangible assets		91,443	(53,177)	38,266
December 29, 2013:
Trade names	3–15	40,143	(31,081)	9,062
Customer relationships	13	51,000	(27,537)	23,463
Non-compete agreements	3	300	(300)	—
Total intangible assets		$91,443	$(58,918)	$32,525

     We recognized amortization expense related to identified intangible assets of $5.7 million in 2013, $5.8 million in 2012 and $5.7 million in 2011.

     We expect to recognize amortization expense associated with identified intangible assets of $5.7 million in each year from 2014 through 2016, $5.8 million in 2017 and $5.6 million in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment (“PP&E”), net consisted of the following:

	December 29, 2013	December 30, 2012
	(In thousands)
Land	$66,071	$63,788
Buildings	1,077,859	1,081,059
Machinery and equipment	1,502,968	1,498,280
Autos and trucks	55,779	58,526
Construction-in-progress	66,926	47,927
Property, plant and equipment, gross	2,769,603	2,749,580
Accumulated depreciation	(1,617,792)	(1,559,659)
Property, plant and equipment, net	$1,151,811	$1,189,921

     The Company recognized depreciation expense of $135.5 million, $131.5 million and $192.6 million during 2013, 2012 and 2011, respectively.

     During 2013, the Company sold certain PP&E for cash of $31.3 million and recognized a loss of $2.4 million. PP&E sold in 2013 included vehicle maintenance centers in Texas, Arkansas, and Georgia, excess land in Texas, a hatchery in North Carolina, a complex in Arkansas, an office building in Georgia, and miscellaneous equipment. During 2012, the Company sold certain PP&E for cash of $29.4 million and recognized a loss of $5.3 million. PP&E sold in 2012 included a commercial egg operation in Texas, a vacant office building in Texas, an idled processing plant and broiler farm in Georgia, an idled feed mill in Arkansas, idled hatcheries in Alabama, Arkansas and Georgia, an idled distribution center in Louisiana, various broiler and breeder farms in Texas, both developed and undeveloped land in Texas and miscellaneous processing equipment.

     The Company scrapped certain unused or obsolete PP&E recognizing a net loss of $4.6 million and $4.0 million during 2013 and 2012, respectively.

     As part of the exit or disposal activities discussed in “Note 15. Exit or Disposal Activities,” the Company closed or idled (i) processing facilities in Alabama, Georgia, Arkansas and Texas, (ii) feed mills in North Carolina and Arkansas, (iii) hatcheries in Alabama, Texas, Arkansas and North Carolina, (iv) various broiler farms in Texas and Alabama (v) a vehicle maintenance center in Arkansas and (vi) other miscellaneous assets. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At December 29, 2013, the carrying amount of these idled assets was $53.8 million based on depreciable value of $134.6 million and accumulated depreciation of $80.8 million.

     Management has committed to the sale of certain properties and related assets, including, but not limited to (i) processing plants in Louisiana and Pennsylvania, (ii) a warehouse in Texas, (iii) vehicle maintenance centers in Texas and Georgia, (iv) a fertilizer building in Texas, (v) a hatchery in North Carolina, and (iv) other miscellaneous assets, as such assets no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At December 29, 2013, the Company reported assets held for sale totaling $7.0 million in Assets held for sale on its Consolidated Balance Sheets. In 2013, the Company recognized administrative restructuring charges totaling $3.6 million to impair the carrying amounts of certain assets held for sale to fair value.

     The Company tested the recoverability of its long-lived assets held for use during the thirteen weeks ended December 29, 2013 by comparing the book value of its invested capital, exclusive of assets held for sale, with the undiscounted cash flows expected to result from the use and eventual disposition of its long-lived assets held for use. The Company determined that the carrying amount of its long-lived assets held for use is recoverable over the remaining life of the primary asset in the group, and the long-lived assets for use pass the Step 1 recoverability test of ASC 360-10-35, Impairment or Disposal of Long-Lived Assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CURRENT LIABILITIES

     Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 29, 2013	December 30, 2012
	(In thousands)
Accounts payable:
Trade accounts	$313,266	$252,644
Book overdrafts	55,378	58,066
Other payables	1,716	1,655
Total accounts payable	370,360	312,365
Accounts payable to JBS USA, LLC	3,934	13,436
Accrued expenses:
Compensation and benefits	100,965	77,376
Interest and debt-related fees	7,558	10,740
Insurance and self-insured claims	99,244	108,806
Commodity derivative liabilities:
Futures	1,729	1,530
Other accrued expenses	73,859	85,088
Total accrued expenses	283,355	283,540
	$657,649	$609,341

10. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

     Long-term debt consisted of the following components:

	Maturity	December 29, 2013	December 30, 2012
	(In thousands)
Senior notes, at 7 7/8%, net of unaccreted discount	2018	$497,757	$497,301
The U.S. Credit Facility Term B-1 note payable at
2.4375%	2014	204,880	275,443
The U.S. Credit Facility Term B-2 note payable at
9.00%	2014	205,219	283,647
Revolving note payable on which the Company had funds
borrowed at 4.25% and 6.25%	2018	—	103,600
Mexico Credit Facility (defined below) with notes payable at TIIE Rate
plus 2.25% or Equilibrium Interbank Interest Rate plus 4.50%	2014	—	—
Other	Various	4,377	4,765
Long-term debt		912,233	1,164,756
Less: Current maturities of long-term debt		(410,234)	(15,886)
Long-term debt, less current maturities		$501,999	$1,148,870

Senior and Subordinated Notes

     At December 29, 2013, the Company had an aggregate principal balance of $500.0 million of 7 ⅞% senior notes due 2018 (the “2018 Notes”) outstanding that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company's subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. The indenture governing the 2018 Notes contains various covenants that may adversely affect our ability, among other things, to incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. Additionally, we have an aggregate principal balance of $3.6 million of 7 ⅝% senior unsecured notes and 8 ⅜% senior subordinated unsecured notes outstanding at December 29, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JBS Subordinated Loan Agreement

     On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, the Company agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. Credit Facility (as defined below). The total amount paid by the Company for 2013, 2012 and 2011 costs, to reimburse JBS USA, was $2.2 million, $2.2 million and $0.4 million, respectively. As of December 29, 2013, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf. There remains no other commitment to make advances by JBS USA under the Subordinated Loan Agreement.

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

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2013, the Company paid $204.9 million of its cash flow toward the outstanding principal under the Term B-1 loans on December 30, 2013, and expects to pay approximately $205.2 million of its cash flow toward the outstanding principal under the Term B-2 loans on April 28, 2014. Following the April 28, 2014 payment, the Company will have no outstanding principal under the Term B loans. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. On December 29, 2013, a principal amount of $410.1 million under the Term B loans commitment was outstanding.

     Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank, ACB. As of December 29, 2013, the applicable borrowing base was $695.4 million, the amount available for borrowing under the revolving loan commitment was $665.8 million. The Company had letters of credit of $29.6 million and no outstanding borrowings under the revolving loan commitment as of December 29, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mexico Credit Facility

     On October 19, 2011, Avícola Pilgrim’s Pride de México, S.A. de C.V. (“Avicola”), Pilgrim’s Pride S. de R.L. de C.V. and certain other Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company’s Mexico subsidiaries. As of December 29, 2013, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $42.7 million. There were no outstanding borrowings under the Mexico Credit Facility at December 29, 2013.

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

     Avicola may pay dividends or make other restricted payments to the Company in an amount not to exceed in the aggregate 250.0 million Mexican pesos during the term of the Mexico Credit Facility if certain conditions are satisfied, including a condition that availability is at least 100% of the revolving loan commitment under the Mexico Credit Facility, less any letter of credit liability under the Mexico Credit Facility. However, the Company deems its earnings from Mexico as of December 29, 2013 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.

Other Disclosures

     Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility. The Mexico Credit Facility is secured by substantially all of the assets of the Company's Mexico subsidiaries.

     Annual maturities of long-term debt for the five years subsequent to December 29, 2013 are as follows (in thousands):

2014	$410,234
2015	263
2016	86
2017	3,611
2018	500,102
Thereafter	180
Total maturities	914,476
Less: Amount representing original issue discount, net of accretion	(2,243)
Total long-term debt	$912,233

     Total interest expense was $87.0 million, $104.9 million and $111.5 million in 2013, 2012 and 2011, respectively. Interest related to new construction capitalized in 2013, 2012 and 2011 was $2.2 million, $1.7 million and $3.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

     Income (loss) from continuing operations before income taxes by jurisdiction is as follows:

	2013	2012	2011
	(In thousands)
U.S.	$469,395	$62,332	$(481,048)
Foreign	104,545	90,730	(6,078)
Total	$573,940	$153,062	$(487,126)

     The components of income tax expense (benefit) are set forth below:

	2013	2012	2011
	(In thousands)
Current:
Federal	$(427)	$(28,883)	$741
Foreign	26,206	9,279	13,132
State and other	3,512	(211)	1,914
Total current	29,291	(19,815)	15,787
Deferred:
Federal	22,923	(293)	(9,128)
Foreign	(3,648)	(835)	1,033
State and other	(24,339)	(37)	872
Total deferred	(5,064)	(1,165)	(7,223)
	$24,227	$(20,980)	$8,564

     The effective tax rate for continuing operations for 2013 was 4.2% compared to (13.7)% for 2012. The effective tax rate for 2013 differed from 2012 primarily as a result of smaller decreases in the valuation allowance and reserves for unrecognized tax benefits during 2013 compared to decreases in the valuation allowance and reserves for unrecognized tax benefits during 2012.

     The effective tax rate for continuing operations for 2011 was (1.8)%. The effective tax rate for 2012 differed from 2011 primarily as a result of decreases in the valuation allowance and reserves for unrecognized tax benefits during 2012 and increases in the valuation allowance and reserves for unrecognized tax benefits during 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net	2.3	2.5	2.6
Permanent items	1.4	1.5	(0.8)
Permanent items – reorganization costs	—	—	0.1
Domestic production activity	(1.2)	—	(0.8)
Difference in U.S. statutory tax rate and foreign country effective tax rate	(1.0)	(3.3)	—
Tax credits	(3.0)	(2.3)	1.8
Change in reserve for unrecognized tax benefits	—	(10.4)	(2.5)
Change in valuation allowance	(31.0)	(34.4)	(35.3)
Change in tax legislation	—	—	0.9
Other	1.7	(2.3)	(2.8)
Total	4.2%	(13.7)%	(1.8)%

     Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 29,	December 30,
	2013	2012
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$125,197	$124,921
Inventories	74,287	107,420
Insurance claims and losses	33,625	28,701
All other current	9,453	24,857
All other noncurrent	9,031	9,957
Total deferred tax liabilities	251,593	295,856
Deferred tax assets:
Net operating losses	20,907	244,151
Foreign net operating losses	15,437	19,113
Credit carry forwards	79,555	60,129
Allowance for doubtful accounts	4,510	5,583
Accrued liabilities	47,384	41,808
All other current	12,282	581
All other noncurrent	10,292	3,627
Workers compensation	42,951	45,320
Pension and other postretirement benefits	20,364	56,847
Total deferred tax assets	253,682	477,159
Valuation allowance	(10,400)	(188,354)
Net deferred tax assets	243,282	288,805
Net deferred tax liabilities	$8,311	$7,051

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 29, 2013, the Company believes it has sufficient positive evidence to conclude that realization of its federal and state net deferred tax assets is more likely than not to be realized. The decrease in valuation allowance of $178.0 million during 2013 was primarily due to a decrease in federal, state and foreign net operating losses. As of December 29, 2013, the Company's valuation allowance is $10.4 million, of which $1.9 million relates to capital loss carry forwards and $8.5 million relates to its Mexico operations.

     As of December 29, 2013, the Company had state net operating loss carry forwards of approximately $459.6 million that will begin to expire in 2014. The Company also had Mexico net operating loss carry forwards at December 29, 2013 of approximately $51.5 million that begin to expire in 2014.

     As of December 29, 2013, the Company had approximately $63.2 million of federal tax credit carry forwards that will begin to expire in 2024 and $2.7 million of state tax credit carry forwards that begin to expire in 2014.

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

     Section 382 of the Internal Revenue Code of 1986, as amended (the "IRC"), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses and tax credits to reduce its tax liability. The Company experienced an ownership change in December 2009, but believes that utilization of the U.S. net operating losses and tax credits will not be hindered by the Section 382 limitation.

     The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries as of December 29, 2013 based upon the determination that such earnings will be indefinitely reinvested. It is not practicable to determine the amount of incremental taxes that might arise if these earnings were to be remitted. For activity after 2008, the Company is not permanently reinvesting its earnings in Puerto Rico. Therefore, the earnings generated in Puerto Rico have U.S. taxes provided on the earnings as if the earnings were distributed.

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

     A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 29,	December 30,
	2013	2012
	(In thousands)
Unrecognized tax benefits, beginning of year	$16,643	$64,808
Increase as a result of tax positions taken during the current year	978	926
Increase as a result of tax positions taken during prior years	232	119
Decrease as a result of tax positions taken during prior years	—	(27,619)
Decrease for lapse in statute of limitations	(736)	(13,670)
Decrease relating to settlements with taxing authorities	—	(7,921)
Unrecognized tax benefits, end of year	$17,117	$16,643

     Included in unrecognized tax benefits of $17.1 million at December 29, 2013, was $10.9 million of tax benefits that, if recognized, would reduce the Company's effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.

     The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 29, 2013, the Company had recorded a liability of $9.9 million for interest and penalties. During 2013, accrued interest and penalty amounts related to uncertain tax positions remained unchanged from 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and Mexico. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2008 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2008.

     The Company is currently working with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy to resolve the IRS' proof of claim. In connection, the Company has filed various petitions in the United States Tax Court (“Tax Court”) in response to the Notices of Deficiency that were issued to the Company. On December 12, 2012, the Company entered into two Stipulation of Settled Issues (“Stipulation” or “Stipulations”) with the IRS that resolved a portion of the IRS' proof of claim. The Company is pursuing the IRS' amended proof of claim relating to the tax year ended June 20, 2004 for Gold Kist Inc. (“Gold Kist”). See “Note 17. Commitments and Contingencies” for additional information.

     On September 13, 2013, the IRS issued the final, revised Tangible Property Repair Regulations for IRC Sections 162(a) and 263(a) which modify and supersede the Temporary Regulations that were issued on December 23, 2011. In addition, the IRS also released new proposed regulations for dispositions of tangible property under IRC Section 168. These final and proposed regulations are effective for tax years beginning January 1, 2014. The Company assessed the applicability of the regulations and concluded there was no significant impact to the Company’s tax fixed assets.

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, and defined contribution retirement savings plans. Under all of our retirement plans, the Company’s expenses were $7.5 million, $8.7 million and $7.9 million in 2013, 2012 and 2011, respectively.

     The Company used a year-end measurement date of December 29, 2013 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.

Qualified Defined Benefit Pension Plans

     The Company sponsors two qualified defined benefit pension plans named the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”) and the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”). The Union Plan covers certain locations or work groups within PPC. The GK Pension Plan covers certain eligible U.S. employees who were employed at locations that the Company purchased through its acquisition of Gold Kist in 2007. Participation in the GK Pension Plan was frozen as of February 8, 2007 for all participants with the exception of terminated vested participants who are or may become permanently and totally disabled. The plan was frozen for that group as of March 31, 2007.

Nonqualified Defined Benefit Pension Plans

     The Company sponsors two nonqualified defined benefit retirement plans named the Former Gold Kist Inc. Supplemental Executive Retirement Plan (the “SERP Plan”) and the Former Gold Kist Inc. Directors’ Emeriti Retirement Plan (the “Directors’ Emeriti Plan”). Pilgrim’s Pride assumed sponsorship of the SERP Plan and Directors’ Emeriti Plan through its acquisition of Gold Kist in 2007. The SERP Plan provides benefits on compensation in excess of certain IRC limitations to certain former executives with whom Gold Kist negotiated individual agreements. Benefits under the SERP Plan were frozen as of February 8, 2007. The Directors’ Emeriti Plan provides benefits to former Gold Kist directors.

Defined Benefit Postretirement Life Insurance Plan

     The Company sponsors one defined benefit postretirement life insurance plan named the Gold Kist Inc. Retiree Life Insurance Plan (the “Retiree Life Plan”). Pilgrim’s Pride also assumed defined benefit postretirement medical and life insurance obligations, including the Retiree Life Plan, through its acquisition of Gold Kist in 2007. In January 2001, Gold Kist began to substantially curtail its programs for active employees. On July 1, 2003, Gold Kist terminated medical coverage for retirees age 65 or older, and only retired employees in the closed group between ages 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. These retired employees all reached the age of 65 in 2012 and liabilities of the postretirement medical plan then ended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Plans Obligations and Assets

     The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$194,434	$167,931	$1,933	$1,961
Service cost	—	51	—	—
Interest cost	7,954	8,272	78	96
Actuarial losses (gains)	(24,315)	24,872	(92)	159
Benefits paid	(8,043)	(6,692)	—	—
Curtailments and settlements	—	—	(214)	(283)
Projected benefit obligation, end of year	$170,030	$194,434	$1,705	$1,933

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$92,283	$81,193	$—	$—
Actual return on plan assets	16,489	8,013	—	—
Contributions by employer	7,767	9,769	214	283
Benefits paid	(8,043)	(6,692)	—	—
Curtailments and settlements	—	—	(214)	(283)
Fair value of plan assets, end of year	$108,496	$92,283	$—	$—

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Funded status:	(In thousands)
Unfunded benefit obligation, end of year	$(61,534)	$(102,151)	$(1,705)	$(1,933)

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Amounts recognized in the Consolidated Balance Sheets at end of
year:	(In thousands)
Current liability	$(9,146)	$(6,656)	$(148)	$(158)
Long-term liability	(52,388)	(95,495)	(1,557)	(1,775)
Recognized liability	$(61,534)	$(102,151)	$(1,705)	$(1,933)

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Amounts recognized in accumulated other
comprehensive loss at end of year:	(In thousands)
Net actuarial loss (gain)	$16,957	$53,368	$(126)	$(49)

     The accumulated benefit obligation for our defined benefit pension plans was $170.0 million and $194.4 million at December 29, 2013 and December 30, 2012, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at December 29, 2013 and December 30, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost (Income)

     Net pension and other postretirement costs included the following components:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
	(In thousands)
Service cost	$—	$51	$173	$—	$—	$—
Interest cost	7,954	8,272	8,213	78	96	112
Estimated return on plan assets	(5,393)	(5,867)	(6,177)	—	—	—
Curtailment loss	—	—	16	—	—	—
Settlement loss (gain)	—	—	—	(15)	(7)	—
Amortization of prior service cost	—	—	3	—	—	—
Amortization of net loss (gain)	1,001	465	96	—	(2)	—
Net cost	$3,562	$2,921	$2,324	$63	$87	$112

Economic Assumptions

     The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Benefit obligation:
Discount rate	4.95%	4.22%	5.09%	4.95%	4.22%	5.09%
Rate of compensation increase	NA	NA	3.00%	NA	NA	NA
Net pension and other postretirement cost:
Discount rate	4.22%	5.09%	5.50%	4.22%	5.09%	5.50%
Rate of compensation increase	NA	3.00%	3.00%	NA	NA	NA
Expected return on plan assets	6.00%	7.50%	7.75%	NA	NA	NA

     The expected rate of return on plan assets was determined based on the current interest rate environment and historical market premiums relative to the fixed income rates of equities and other asset classes. We also take into consideration anticipated asset allocations, investment strategies and the views of various investment professionals when developing this rate.

Plan Assets

     The following table reflects the pension plans’ actual asset allocations:

	2013	2012(a)
Cash and cash equivalents	—%	—%
Pooled separate accounts(b):
Equity securities	8%	8%
Fixed income securities	3%	3%
Common collective trust funds(b):
Equity securities	60%	63%
Fixed income securities	29%	26%
Total assets	100%	100%

(a)	We have made certain reclassifications to the December 30, 2012 asset allocation with no impact to total reported plan assets in order to conform to the December 29, 2013 presentation.
(b)	Pooled separate accounts ("PSAs") and common collective trust funds ("CCTs") are two of the most common types of alternative vehicles in which benefit plans invest. These investments are pooled funds that look like mutual funds, but they are not registered with the Securities and Exchange Commission. Often times, they will be invested in mutual funds or other marketable securities, but the unit price generally will be different from the value of the underlying securities because the fund may also hold cash for liquidity purposes, and the fees imposed by the fund are deducted from the fund value rather than charged separately to investors. Some PSAs and CCTs have no restrictions as to their investment strategy and can invest in riskier investments, such as derivatives, hedge funds, private equity funds, or similar investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 29, 2013 and December 30, 2012:

	2013				2012(a)
	Level 1(b)	Level 2(c)	Level 3(d)	Total	Level 1(b)	Level 2(c)	Level 3(d)	Total
	(In thousands)
Cash and cash equivalents	$275	$—	$—	$275	$72	$—	$—	$72
Pooled separate accounts:
Large U.S. equity funds(e)	—	4,828	—	4,828	—	4,181	—	4,181
Small/Mid U.S. equity funds(f)	—	1,192	—	1,192	—	1,060	—	1,060
International equity funds(g)	—	2,019	—	2,019	—	1,908	—	1,908
Fixed income funds(h)	—	3,442	—	3,442	—	2,693	—	2,693
Common collective trusts funds:
Large U.S. equity funds(e)	—	28,784	—	28,784	—	32,434	—	32,434
Small U.S. equity funds(f)	—	16,937	—	16,937	—	12,659	—	12,659
International equity funds(g)	—	19,420	—	19,420	—	12,831	—	12,831
Fixed income funds(h)	—	31,599	—	31,599	—	24,445	—	24,445
Total assets	$275	$108,221	$—	$108,496	$72	$92,211	$—	$92,283

(a)	We have made certain reclassifications to the December 30, 2012 fair value hierarchy with no impact to total reported plan assets in order to conform to the December 29, 2013 presentation.
(b)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.
(c)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.
(d)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.
(e)	This category is comprised of investment options that invest in stocks, or shares of ownership, in large, well-established U.S. companies. These investment options typically carry more risk than fixed income options but have the potential for higher returns over longer time periods.
(f)	This category is generally comprised of investment options that invest in stocks, or shares of ownership, in small to medium-sized U.S. companies. These investment options typically carry more risk than larger U.S. equity investment options but have the potential for higher returns.
(g)	This category is comprised of investment options that invest in stocks, or shares of ownership, in companies with their principal place of business or office outside of the U.S.
(h)	This category is comprised of investment options that invest in bonds, or debt of a company or government entity (including U.S. and non-U.S. entities). It may also include real estate investment options that directly own property. These investment options typically carry more risk than short-term fixed income investment options (including, for real estate investment options, liquidity risk), but less overall risk than equities.

     The valuation of plan assets in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include equity and fixed income securities funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Payments

     The following table reflects the benefits as of December 29, 2013 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension
	Benefits	Other Benefits
	(In thousands)
2014	$12,803	$148
2015	12,231	151
2016	11,847	153
2017	11,487	154
2018	10,940	153
2019-2023	50,866	723
Total	$110,174	$1,482

     We anticipate contributing $9.1 million and $0.1 million, as required by funding regulations or laws, to our pension and other postretirement plans, respectively, during 2014.

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss (Income)

     The amounts in accumulated other comprehensive income (loss) that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
	(In thousands)
Net actuarial loss (gain), beginning of year	$53,368	$31,108	$9,708	$(49)	$(217)	$(47)
Amortization	(1,001)	(465)	(96)	—	2	—
Curtailment and settlement adjustments	—	—	—	15	7	—
Actuarial loss (gain)	(24,315)	24,872	12,072	(92)	159	(170)
Asset loss (gain)	(11,095)	(2,147)	9,424	—	—	—
Net actuarial loss (gain), end of year	$16,957	$53,368	$31,108	$(126)	$(49)	$(217)
Net prior service cost, beginning of year	$—	$—	$19	$—	$—	$—
Amortization	—	—	(19)	—	—	—
Net prior service cost, end of year	$—	$—	$—	$—	$—	$—

     The Company expects to recognize in net pension cost throughout 2014 an actuarial loss of $0.1 million that was recorded in accumulated other comprehensive income at December 29, 2013.

Defined Contribution Plans

     The Company sponsors two defined contribution retirement savings plans named the Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”) and the To-Ricos Employee Savings and Retirement Plan (the “To-Ricos Plan”). The RS Plan is an IRC Section 401(k) salary deferral plan maintained for certain eligible US employees. Under the RS Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation. The Company matches up to 30.0% of the first 2.14% to 6.00% of salary based on the salary deferral and compensation levels up to $245,000. The To-Ricos Plan is an IRC Section 1165(e) salary deferral plan maintained for certain eligible Puerto Rican employees. Under the To-Ricos Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various company matching provisions. The Company also maintains three postretirement plans for eligible Mexico employees as required by Mexico law that primarily cover termination benefits.

     The Company’s expenses related to its defined contribution plans totaled $3.9 million, $5.7 million and $5.5 million in 2013, 2012 and 2011, respectively.

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

     The Rights Offering contained a subscription price that was less than the fair value of the Company's common stock on the last day the rights could be exercised. This price discount is considered a bonus element similar to a stock dividend. Because of this bonus element, the Company adjusted both the weighted average basic and diluted shares outstanding as reported in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2011 by multiplying those weighted average shares by an adjustment factor that represented the $6.40 fair value of a share of the Company's common stock immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering divided by the $6.07 theoretical ex-rights fair value of a share of the Company's common stock immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering. Weighted average basic and diluted shares outstanding and net loss per weighted average basic and diluted share for 2011 as originally reported and as adjusted for this bonus element were as follows:

	As Originally Reported	As Adjusted	Effect of Change
	(In thousands, except per share data)
Weighted average basic shares outstanding	214,282	224,996	10,714
Weighted average diluted shares outstanding	214,282	224,996	10,714
Net loss per weighted average basic share	$(2.32)	$(2.21)	$0.11
Net loss per weighted average diluted share	$(2.32)	$(2.21)	$0.11

Restrictions on Retained Earnings

     Both The U.S. Credit Facility and the indenture governing the 2018 Notes restrict, but do not prohibit, the Company from declaring dividends.

Antidilutive Common Stock Equivalents

     Due to the net loss incurred during 2011, the Company did not include 12,094 common stock equivalents in the calculation of the denominator used for net loss per weighted average diluted common share outstanding as these common stock equivalents would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

     The following tables provide information regarding the changes accumulated other comprehensive loss during 2013 and 2012:

	2013			2012
	Losses Related to			Losses Related to
	Pension and Other	Unrealized Holding		Pension and Other
	Postretirement	Gains on Available-		Postretirement
	Benefits	for-Sale Securities	Total	Benefits
	(In thousands)
Balance, beginning of year	$(68,511)	$—	$(68,511)	$(46,070)
Other comprehensive income (loss)
before reclassifications	21,713	62	21,775	(22,886)
Amounts reclassified from accumulated
other comprehensive loss to net income	1,001	—	1,001	445
Net current year other comprehensive
income (loss)	22,714	62	22,776	(22,441)
Balance, end of year	$(45,797)	$62	(45,735)	$(68,511)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

	Amount Reclassified from Accumulated
	Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive				Affected Line Item in the Consolidated
Loss Components	2013	2012		Statements of Operations
	(In thousands)
Realized gain on sale of securities	$—	$18		Selling, general and administrative expense
Amortization of pension and other
postretirement plan actuarial losses:
Union employees pension plan(b)	(36)	$(64)	(d)	Cost of goods sold
Legacy Gold Kist plans(c)	(965)	(399)	(d)	Selling, general and administrative expense
Total before tax	(1,001)	(445)
Tax benefit (expense)	—	—
Total reclassification for the period	$(1,001)	$(445)

(a)	Amounts in parentheses represent debits to results of operations.
(b)	The Company sponsors the Union Plan, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.
(c)	The Company sponsors the GK Pension Plan, a qualified defined benefit pension plan covering certain eligible U.S. employees who were employed at locations that the Company purchased through its acquisition of Gold Kist in 2007, the SERP Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist executives, the Directors’ Emeriti Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist directors and the Retiree Life Plan, a defined benefit postretirement life insurance plan covering certain retired Gold Kist employees (collectively, the “Legacy Gold Kist Plans”).
(d)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See “Note 12. Pension and Other Postretirement Benefits” to the Consolidated Financial Statements.

14. INCENTIVE COMPENSATION

     The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $25.8 million in costs related to the STIP at December 29, 2013 related to cash bonus awards that could potentially be awarded during 2014.

     The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At December 29, 2013, we have reserved approximately 6.6 million shares of common stock for future issuance under the LTIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following awards existed during 2013:

						Estimated
Award		Award		Vesting		Forfeiture	Settlement
Type	Benefit Plan	Quantity	Grant Date	Condition	Vesting Date	Rate	Method
RSA	Employment Agreement	100,000	January 14, 2011	Service	January 3, 2013	—%	Stock
RSA	Employment Agreement	100,000	January 14, 2011	Service	January 3, 2014	—%	Stock
RSA	LTIP	72,675	August 27, 2012	Service	April 27, 2014	—%	Stock
RSU	LTIP	608,561	February 4, 2013	Service	December 31, 2014	9.6559%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2015	—%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2016	—%	Stock
RSU	LTIP	206,933	February 26, 2013	Service	December 31, 2014	—%	Stock

     The fair value of each RSA and RSU granted represents the closing price of the Company’s common stock on the respective grant date.

     Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	2013	2012	2011
	(In thousands)
Share-based compensation cost:
Cost of goods sold	$361	$—	$—
Selling, general and administrative expenses	2,984	684	568
Total	$3,345	$684	$568

Income tax benefit	$471	$28	$—

     The Company’s RSA and RSU activity is included below:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Number	Date Fair Value	Number	Date Fair Value	Number	Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of year	273	$6.54	200	$7.10	—	$—
Granted	30	8.72	73	5.00	200	7.10
Vested	(100)	7.10	—	—	—	—
Outstanding at end of year	203	$6.59	273	$6.54	200	$7.10

RSUs:
Outstanding at beginning of year	—	$—	—	$—	—	$—
Granted	815	8.82	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(86)	8.89	—	—	—	—
Outstanding at end of year	729	$8.81	—	$—	—	$—

     The total fair value of shares vested in 2013 was $710 thousand. No shares vested in 2012 or 2011.

     At December 29, 2013, the total unrecognized compensation cost related to all nonvested awards was $4.5 million. That cost is expected to be recognized over a weighted average period of 1.03 years.

     Historically, we have issued new shares to satisfy award conversions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. EXIT OR DISPOSAL ACTIVITIES

     From time to time, the Company will incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans, each of which is approved by the Company's Board of Directors, focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. Specific exit or disposal efforts that were ongoing during 2013, 2012 and 2011 included the following:

		JBS USA
	Facility Closures(a)	Integration(b)	Total
	(In thousands, except positions eliminated)
Earliest implementation date	October 2008	January 2010
Latest expected completion date	September 2014	September 2012
Positions eliminated	2,410	480	2,890
Costs incurred and expected to be incurred:
Employee-related costs	$2,492	$32,311	$34,803
Asset impairment costs	25,018	38,514	63,532
Inventory valuation costs	344	—	344
Other exit or disposal costs	15,207	11,336	26,543
Total exit or disposal costs	$43,061	$82,161	$125,222
Costs incurred since earliest implementation date:
Employee-related costs	$2,492	$32,311	$34,803
Asset impairment costs	25,018	38,514	63,532
Inventory valuation costs	344	—	344
Other exit or disposal costs	14,241	11,336	25,577
Total exit or disposal costs	$42,095	$82,161	$124,256

	2013			2012			2011
	Facility	JBS USA		Facility	JBS USA		Facility	JBS USA
	Closures(a)	Integration(b)	Total	Closures(a)	Integration(b)	Total	Closures(a)	Integration(b)	Total
	(In thousands)
Employee-related
costs	$—	$—	$—	$65	$—	$65	$647	$405	$1,052
Asset impairment
costs	3,177	466	3,643	3,868	(1,098)	2,770	9,203	13,693	22,896
Inventory
valuation costs	—	—	—	151	—	151	—	—	—
Other exit or
disposal costs	2,018	—	2,018	3,685	1,994	5,679	5,249	—	5,249
Total exit or
disposal costs	$5,195	$466	$5,661	$7,769	$896	$8,665	$15,099	$14,098	$29,197

(a)	Significant facilities closed included one processing plant in 2008, two processing plants in 2009, two processing plants in the transition period and one processing plant in 2011. The transition period began September 27, 2009 and ended December 27, 2009 and resulted from the Company's change in its fiscal year end from the Saturday nearest September 30 each year to the last Sunday in December of each year.
(b)	Company management implemented certain activities to integrate the administrative functions of the Company into those of JBS USA. These included the closures of administrative offices in Georgia and Texas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Accrued severance costs are included in Accrued expenses and other current liabilities and accrued inventory charges are included in Inventories on the accompanying Consolidated Balance Sheets. The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during 2013 and 2012:

	Accrued	Inventory
	Severance	Reserves	Total
	(In thousands)
December 25, 2011	$90	$793	$883
Accruals	65	151	216
Payment/Disposal	(155)	(136)	(291)
December 30, 2012	—	808	808
Accruals	—	—	—
Payment/Disposal	—	(808)	(808)
December 29, 2013	$—	$—	$—

     Exit or disposal costs were included on the following lines in the accompanying Consolidated Statements of Operations:

	2013	2012	2011
	(In thousands)
Cost of sales	$—	$216	$—
Operational restructuring charges	—	—	1,958
Selling, general and administrative expense	—	—	328
Administrative restructuring charges	5,661	8,449	26,911
Total exit or disposal costs	$5,661	$8,665	$29,197

     Certain exit and disposal costs were classified as either Operational restructuring charges, net or Administrative restructuring charges, net on the accompanying Consolidated Statements of Operations because management believed these costs were not directly related to the Company's ongoing operations. Components of operational restructuring charges and administrative restructuring charges are summarized below:

	2013	2012	2011
	(In thousands)
Operational restructuring charges:
Relocation charges expensed as incurred	$—	$—	$—
Asset impairments (See “Note 8. Property, Plant and Equipment”)	—	—	1,958
Loss on egg sales and flock depletion expensed as incurred	—	—	—
Total	$—	$—	$1,958
Administrative restructuring charges:
Severance charges	$—	$—	$724
Relocation charges expensed as incurred	—	—	—
Asset impairments (See “Note 8. Property, Plant and Equipment”)	3,643	2,770	20,938
Loss on scrapped inventory expensed as incurred	—	—	—
Loss on egg sales and flock depletion expensed as incurred	—	509	2,390
Other restructuring costs	2,018	5,170	2,859
Total	$5,661	$8,449	$26,911

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

16. RELATED PARTY TRANSACTIONS

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

     Transactions with JBS USA, JBS USA, LLC (a JBS USA subsidiary) and the former Founder Director recognized in the Consolidated Statements of Operations are summarized below:

	2013	2012	2011
	(In thousands)
JBS USA, LLC:
Purchases from JBS USA, LLC	$80,809	$69,048	$173,081
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s(a)	55,730	61,353	26,331
Sales to JBS USA, LLC	61,942	206,720	117,909
Expenditures paid by Pilgrim’s on behalf of JBS USA, LLC(a)	1,733	4,134	1,312
Sale of PFS Distribution business assets to JBS USA, LLC(c)	—	—	24,479
Sale of pork business assets to JBS USA, LLC(d)	—	—	13,000
Founder Director:
Contract grower pay paid to Founder Director	—	297	1,132
Consulting fee paid to Founder Director(b)	—	374	1,497
Board fees paid to Founder Director(b)	—	45	154
Sales to Founder Director	—	1	22

(a)	On January 19, 2010, the Company entered into an agreement with JBS USA, LLC in order to allocate costs associated with JBS USA, LLC's procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. On May 5, 2010, the Company also entered into an agreement with JBS USA, LLC in order to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA, LLC on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA, LLC will be reimbursed by JBS USA, LLC. This agreement expires on May 5, 2015.
(b)	In connection with the Company's plan of reorganization, the Company and the Founder Director entered into a consulting agreement, which became effective on December 28, 2009. The terms of the consulting agreement included, among other things, that the Founder Director (i) provide services to the Company that are comparable in the aggregate with the services provided by him to the Company prior to December 28, 2009, (ii) be appointed to the Board of Directors of the Company and during the term of the consulting agreement will be nominated for subsequent terms on the board, (iii) be compensated for services rendered to the Company at a rate of $1.5 million per year for a term of five years, (iv) be subject to customary non-solicitation and non-competition provisions and (v) be, along with his spouse, provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to employees of the Company.
(c)	On October 7, 2011, the Company and certain of its wholly owned subsidiaries entered into an agreement with JBS USA, LLC and JBS Trading International, Inc. to sell certain real property, tractor trailers, inventory, equipment, accounts receivable and other assets related to our distribution and transportation businesses. See below for additional information regarding this sale.
(d)	On October 26, 2011, the Company entered into an agreement with Swift Pork Company, a wholly owned subsidiary of JBS USA, LLC, to sell certain real property, tractor trailers, inventory, livestock, equipment, accounts receivable and other assets related to our pork business.

     As of December 29, 2013 and December 30, 2012, the outstanding payable to JBS USA was $3.9 million and $13.4 million, respectively. As of December 29, 2013 and December 30, 2012, the outstanding receivable from JBS USA, LLC was $2.4 million and $1.5 million, respectively. As of December 29, 2013, approximately $2.1 million of goods from JBS USA, LLC were in transit and not reflected on our Consolidated Balance Sheet.

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

Purchase Obligations

     The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, electricity and natural gas. At December 29, 2013, the Company was party to outstanding purchase contracts totaling $150.6 million, $4.8 million, $4.7 million and $0.8 million payable in 2014, 2015, 2016 and 2017, respectively.

Operating Leases

     The Consolidated Statements of Operations include rental expense for operating leases of approximately $9.6 million, $14.3 million and $26.2 million in 2013, 2012 and 2011, respectively. The Company’s future minimum lease commitments under noncancelable operating leases are as follows (in thousands):

2014	$7,621
2015	6,599
2016	3,931
2017	2,154
2018	816
Thereafter	18
Total	$21,139

     Certain of the Company’s operating leases include rent escalations. The Company includes the rent escalation in its minimum lease payments obligations and recognizes them as a component of rental expense on a straight-line basis over the minimum lease term.

     The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. The maximum potential amount of the residual value guarantees is estimated to be approximately $2.6 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial. The Company historically has not experienced significant payments under similar residual guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

     Pursuant to the terms of the Subordinated Loan Agreement, we have agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of the Company and its subsidiaries.

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

     On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”). The cases were jointly administered under Case No. 08-45664. The Company emerged from Chapter 11 on December 28, 2009. The Company is the named defendant in several pre-petition lawsuits that, as of December 29, 2013, have not been resolved. Among the claims presently pending are claims brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. These claims were brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these claims, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Other claims presently pending against the Company are claims seeking unspecified damages brought by current or former contract chicken growers who allege, along with other assertions, that the Company breached grower contracts and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. In the case styled Shelia Adams, et al. v. Pilgrim’s Pride Corporation, on September 30, 2011, the trial court issued its findings of fact and conclusions of law stating that the Company violated section 192(e) of the Packers and Stockyards Act of 1921 by purportedly attempting to manipulate the price of chicken by idling the El Dorado, Arkansas complex and rejecting the El Dorado growers’ contracts. The trial court awarded damages in the amount of $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. Oral argument occurred December 3, 2012. On August 27, 2013, the Fifth Circuit reversed the judgment, and entered a judgment in favor of the Company. Plaintiffs thereafter filed a petition for rehearing en banc. Plaintiffs’ petition for rehearing was denied on October 15, 2013. On January 13, 2014, Plaintiffs filed a Petition for a Writ of Certiorari requesting the Supreme Court of the United States to accept their case for review. The Company is awaiting a ruling from the Supreme Court on whether it will accept the case for review. If such petition is granted, the Company intends to vigorously pursue its appellate rights and defend against reinstatement of the underlying judgment of the trial court. The Fifth Circuit's decision and prior favorable trial court rulings regarding the El Dorado grower' claims suggest that the likelihood of any recovery by growers remaining in the case is too remote to maintain the previously-recorded loss accrual. Therefore, the Company reversed the accrual on September 1, 2013. The remaining growers’ claims were scheduled for trial during the summer and fall of 2012. Although the trial associated with the growers’ claims from the Farmerville, Louisiana complex was completed without a ruling, the trial associated with the growers’ claims from the Nacogdoches, Texas complex have not been completed and the trial court has not scheduled a date for resuming the trial, and the trials associated with the growers’ claims from the De Queen and Batesville, Arkansas complexes have been indefinitely postponed by court order. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers’ claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers’ individual claims and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.

     The United States Department of Treasury, IRS filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserted claims that total $74.7 million. We filed in the Bankruptcy Court (i) an objection to the IRS’ amended proof of claim, and (ii) a motion requesting the Bankruptcy Court to determine our U.S. federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion asserted that the Company had no liability for the additional U.S. federal taxes that have been asserted for pre-petition periods by the IRS. The IRS responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result we have worked with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the Tax Court proceedings discussed below) to resolve the IRS’ amended proof of claim. On December 13, 2012, we entered into two Stipulations with the IRS. The first Stipulation relates to the Company’s 2003, 2005, and 2007 tax years and resolves all of the material issues in the case. The second Stipulation relates to the Company as the successor in interest to Gold Kist for the tax years ended June 30, 2005 and September 30, 2005, and resolves all substantive issues in the case. These Stipulations account for approximately $29.3 million of the amended proof of claim and should result in no additional tax due.

     In connection with the amended proof of claim, on May 26, 2010, we filed a petition in Tax Court in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 30, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court Case holding the loss that Gold Kist claimed for its tax year ended June 30, 2004 is capital in nature. On January 10, 2014, PPC filed both a Motion for Reconsideration and a Motion for Full Tax Court review of both its Motion for Reconsideration and any order issued in response to such motion. On January 15, 2014, the Tax Court issued an order requesting the IRS to respond to PPC’s Motion for Reconsideration on or before February 18, 2014. The Company intends to vigorously pursue its appellate rights. This proceeding accounts for approximately $45.4 million of the amended proof of claim.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. MARKET RISKS AND CONCENTRATIONS

     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. With the exception of one customer that accounts for approximately 13.0% of trade accounts and other receivables at December 29, 2013, and approximately 9.7% of net sales for 2013, the Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.

     At December 29, 2013, approximately 35.3% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2015 or 2016 with the exception of one live operations location where the collective bargaining agreement expired in 2013 and negotiations are ongoing. We have not experienced any labor-related work stoppage at any location in over nine years. We believe our relationship with our employees and union leadership is satisfactory. The Company is currently in negotiations at one location, and there is no assurance that agreement will be reached. In the absence of an agreement, we may become subject to labor disruption at this location, which could have an adverse effect on our financial results.

     The aggregate carrying amount of net assets belonging to our Mexico operations was $359.0 million and $277.0 million at December 29, 2013 and December 30, 2012, respectively.

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

     Net sales to customers by customer location and long-lived assets are as follows:

	2013	2012	2011
	(In thousands)
Net sales to customers by customer location:
United States	$6,816,246	$6,600,206	$6,108,797
Mexico	1,108,308	988,712	827,186
Asia	301,545	262,455	353,368
Europe	73,349	79,101	82,261
North America	51,275	111,305	88,900
Africa	38,809	62,642	56,741
South America	19,224	13,775	14,224
Pacific	2,392	3,186	4,221
Total	$8,411,148	$8,121,382	$7,535,698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 29, 2013	December 30, 2012
	(In thousands)
Long-lived assets(a):
United States	$1,066,963	$1,106,482
Mexico	84,848	83,439
Total	$1,151,811	$1,189,921

(a)	For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

     The following table sets forth, for the periods beginning with 2011, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	2013	2012	2011
	(In thousands)
U.S. chicken:
Prepared chicken	$2,046,747	$2,239,289	$2,135,337
Fresh chicken	4,123,087	3,583,854	3,160,429
Export and other chicken by-products	715,970	817,723	808,038
Total U.S. chicken	6,885,804	6,640,866	6,103,804
Mexico chicken	864,454	758,023	720,333
Total chicken	7,750,258	7,398,889	6,824,137
Other products:
U.S.	614,409	608,619	674,923
Mexico	46,481	113,874	36,638
Total other products	660,890	722,493	711,561
Total net sales	$8,411,148	$8,121,382	$7,535,698

20. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

     On December 15, 2010, the Company closed on the sale of the 2018 Notes. The 2018 Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by Pilgrim's Pride Corporation of West Virginia, Inc., a 100% owned subsidiary of the Company (the “Guarantor”). In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for the purpose of this note only) on a Parent-only basis, the Guarantor on a Guarantor-only basis, the combined non-Guarantor subsidiaries and elimination entries necessary to arrive at the information for the Parent, the Guarantor and non-Guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for by the Company using the equity method for this presentation.

     The tables below present the condensed consolidating balance sheets as of December 29, 2013 and December 30, 2012 as well as the condensed consolidating statements of operations, condensed consolidating statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the years ended 2013, 2012 and 2011 based on the guarantor structure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
December 29, 2013

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash and cash equivalents	$413,092	$—	$95,114	$—	$508,206
Restricted cash and cash equivalents	—	—	—	—	—
Investment in available-for-sale securities	96,902	—	—	—	96,902
Trade accounts and other receivables, less
allowance for doubtful accounts	327,367	1,380	47,931	—	376,678
Account receivable from JBS USA, LLC	2,388	—	—	—	2,388
Inventories	696,604	20,215	92,013	—	808,832
Income taxes receivable	52,662	—	12,793	(587)	64,868
Current deferred tax assets	3,213	5,698	506	(7,190)	2,227
Prepaid expenses and other current assets	34,881	270	26,697	—	61,848
Assets held for sale	6,798	—	235	—	7,033
Total current assets	1,633,907	27,563	275,289	(7,777)	1,928,982
Intercompany receivable	(64,772)	114,707	—	(49,935)	—
Investment in subsidiaries	472,431	—	—	(472,431)	—
Deferred tax assets	5,995	—	18,924	(5,998)	18,921
Other long-lived assets	37,282	—	182,881	(180,000)	40,163
Identified intangible assets, net	23,463	—	9,062	—	32,525
Property, plant and equipment, net	1,009,711	44,643	102,221	(4,764)	1,151,811
Total assets	$3,118,017	$186,913	$588,377	$(720,905)	$3,172,402
Current maturities of long-term debt	$410,234	$—	$—	$—	$410,234
Accounts payable	308,154	12,711	49,495	—	370,360
Account payable to JBS USA, LLC	3,934	—	—	—	3,934
Accrued expenses and other current liabilities	269,062	33,821	(19,528)	—	283,355
Income taxes payable	—	—	587	(587)	—
Current deferred tax liabilities	7,190	—	15,515	(7,190)	15,515
Total current liabilities	998,574	46,532	46,069	(7,777)	1,083,398
Long-term debt, less current maturities	526,999	—	—	(25,000)	501,999
Intercompany payable	—	—	49,935	(49,935)	—
Deferred tax liabilities	13,944	5,698	297	(5,995)	13,944
Other long-term liabilities	77,228	—	3,231	—	80,459
Total liabilities	1,616,745	52,230	99,532	(88,707)	1,679,800
Total Pilgrim’s Pride Corporation stockholders’
equity	1,501,272	134,683	486,061	(632,198)	1,489,818
Noncontrolling interest	—	—	2,784	—	2,784
Total stockholders’ equity	1,501,272	134,683	488,845	(632,198)	1,492,602
Total liabilities and stockholders' equity	$3,118,017	$186,913	$588,377	$(720,905)	$3,172,402

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
December 30, 2012

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash and cash equivalents	$27,657	$—	$40,523	$—	$68,180
Restricted cash and cash equivalents	—	—	—	—	—
Investment in available-for-sale securities	—	—	—	—	—
Trade accounts and other receivables, less
allowance for doubtful accounts	326,031	1,843	57,056	—	384,930
Account receivable from JBS USA, LLC	1,514	—	—	—	1,514
Inventories	802,282	22,813	125,201	—	950,296
Income taxes receivable	55,306	—	—	(587)	54,719
Current deferred tax assets	—	3,794	506	(4,300)	—
Prepaid expenses and other current assets	29,603	—	26,444	—	56,047
Assets held for sale	9,808	—	17,234	—	27,042
Total current assets	1,252,201	28,450	266,964	(4,887)	1,542,728
Investment in available-for-sale securities	—	—	—	—	—
Intercompany receivable	19,860	53,706	—	(73,566)	—
Investment in subsidiaries	376,226	—	—	(376,226)	—
Deferred tax assets	101,100	—	422	(4,091)	97,431
Other long-lived assets	44,936	—	180,587	(180,000)	45,523
Identified intangible assets, net	27,386	—	10,880	—	38,266
Property, plant and equipment, net	1,043,696	45,746	104,368	(3,889)	1,189,921
Total assets	$2,865,405	$127,902	$563,221	$(642,659)	$2,913,869
Current maturities of long-term debt	$15,886	$—	$—	$—	$15,886
Accounts payable	255,517	4,270	52,578	—	312,365
Account payable to JBS USA, LLC	13,436	—	—	—	13,436
Accrued expenses and other current liabilities	230,278	24,265	28,997	—	283,540
Income taxes payable	—	—	1,055	(587)	468
Current deferred tax liabilities	108,201	—	581	(4,300)	104,482
Total current liabilities	623,318	28,535	83,211	(4,887)	730,177
Long-term debt, less current maturities	1,173,870	—	—	(25,000)	1,148,870
Note payable to JBS USA Holdings, Inc.	—	—	—	—	—
Intercompany payable	—	—	73,566	(73,566)	—
Deferred tax liabilities	—	3,794	297	(4,091)	—
Other long-term liabilities	122,580	—	3,245	—	125,825
Total liabilities	1,919,768	32,329	160,319	(107,544)	2,004,872
Total Pilgrim’s Pride Corporation stockholders’
equity	945,637	95,573	400,276	(535,115)	906,371
Noncontrolling interest	—	—	2,626	—	2,626
Total stockholders’ equity	945,637	95,573	402,902	(535,115)	908,997
Total liabilities and stockholders' equity	$2,865,405	$127,902	$563,221	$(642,659)	$2,913,869

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Fifty-Two Weeks Ended December 29, 2013

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net sales	$7,333,150	$521,973	$1,047,102	$(491,077)	$8,411,148
Cost of sales	6,678,655	468,809	908,442	(490,197)	7,565,709
Gross profit	654,495	53,164	138,660	(880)	845,439
Selling, general and administrative expense	152,816	4,215	23,884	—	180,915
Administrative restructuring charges, net	5,129	—	532	—	5,661
Operating income	496,550	48,949	114,244	(880)	658,863
Interest expense	86,368	—	638	—	87,006
Interest income	(64)	—	(2,061)	—	(2,125)
Foreign currency transaction losses (gains)	(2)	—	4,417	—	4,415
Miscellaneous, net	(11,633)	5,351	1,542	367	(4,373)
Income (loss) from continuing operations
before income taxes	421,881	43,598	109,708	(1,247)	573,940
Income tax expense (benefit)	(5,461)	5,764	23,924	—	24,227
Income (loss) before equity in earnings of
consolidated subsidiaries	427,342	37,834	85,784	(1,247)	549,713
Equity in earnings of consolidated subsidiaries	122,213	—	—	(122,213)	—
Net income (loss)	549,555	37,834	85,784	(123,460)	549,713
Less: Net loss attributable to noncontrolling
interest	—	—	158	—	158
Net income (loss) attributable to
Pilgrim’s Pride	$549,555	$37,834	$85,626	$(123,460)	$549,555

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Fifty-Three Weeks Ended December 30, 2012

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net sales	$6,836,012	$537,198	$992,501	$(244,329)	$8,121,382
Cost of sales	6,530,925	511,800	887,154	(244,329)	7,685,550
Gross profit	305,087	25,398	105,347	—	435,832
Selling, general and administrative expense	156,535	—	20,506	—	177,041
Administrative restructuring charges, net	9,743	—	(1,294)	—	8,449
Operating income	138,809	25,398	86,135	—	250,342
Interest expense	104,652	—	274	—	104,926
Interest income	(295)	—	(1,102)	—	(1,397)
Foreign currency transaction losses (gains)	95	—	(4,905)	—	(4,810)
Miscellaneous, net	(2,131)	(14)	22	684	(1,439)
Income (loss) from continuing operations
before income taxes	36,488	25,412	91,846	(684)	153,062
Income tax expense (benefit)	(38,852)	9,593	8,279	—	(20,980)
Income (loss) before equity in earnings of
consolidated subsidiaries	75,340	15,819	83,567	(684)	174,042
Equity in earnings of consolidated subsidiaries	98,894	—	—	(98,894)	—
Net income (loss)	174,234	15,819	83,567	(99,578)	174,042
Less: Net loss attributable to noncontrolling
interest	—	—	(192)	—	(192)
Net income (loss) attributable to
Pilgrim’s Pride	$174,234	$15,819	$83,759	$(99,578)	$174,234

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Fifty-Two Weeks Ended December 25, 2011

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net sales	$6,135,319	$458,932	$1,225,128	$(283,681)	$7,535,698
Cost of sales	6,237,535	430,343	1,291,080	(283,681)	7,675,277
Operational restructuring charges, net	1,958	—	—	—	1,958
Gross profit (loss)	(104,174)	28,589	(65,952)	—	(141,537)
Selling, general and administrative expense	174,694	—	30,449	—	205,143
Administrative restructuring charges, net	19,824	—	7,087	—	26,911
Operating income (loss)	(298,692)	28,589	(103,488)	—	(373,591)
Interest expense	110,940	—	592	—	111,532
Interest income	(363)	—	(1,102)	—	(1,465)
Foreign currency transaction losses (gains)	(31)	—	12,632	—	12,601
Miscellaneous, net	59,661	3,818	(98,360)	25,748	(9,133)
Income (loss) from continuing operations
before income taxes	(468,899)	24,771	(17,250)	(25,748)	(487,126)
Income tax expense (benefit)	(14,139)	9,351	13,352	—	8,564
Income (loss) before equity in earnings of
consolidated subsidiaries	(454,760)	15,420	(30,602)	(25,748)	(495,690)
Equity in earnings of consolidated subsidiaries	(9,334)	—	—	9,334	—
Net income (loss)	(464,094)	15,420	(30,602)	(16,414)	(495,690)
Less: Net income attributable to noncontrolling
interest	—	—	1,082	—	1,082
Net income (loss) attributable to
Pilgrim’s Pride	$(464,094)	$15,420	$(31,684)	$(16,414)	$(496,772)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Fifty-Two Weeks Ended December 29, 2013

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net income (loss)	$549,555	$37,834	$85,784	$(123,460)	$549,713
Other comprehensive income (loss):
Unrealized holding losses on available-
for-sale securities, net of tax	62	—	—	—	62
Losses associated with pension and
other postretirement benefits, net of tax	22,714	—	—	—	22,714
Total other comprehensive loss, net of tax	22,776	—	—	—	22,776
Comprehensive income (loss)	572,331	37,834	85,784	(123,460)	572,489
Less: Comprehensive income attributable to
noncontrolling interests	—	—	158	—	158
Comprehensive income (loss) attributable to
Pilgrim's Pride Corporation	$572,331	$37,834	$85,626	$(123,460)	$572,331

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Fifty-Three Weeks Ended December 30, 2012

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net income (loss)	$174,234	$15,819	$83,567	$(99,578)	$174,042
Other comprehensive income (loss):
Unrealized holding gains on available-
for-sale securities, net of tax	—	—	(12)	—	(12)
Losses associated with pension and
other postretirement benefits, net of tax	(22,429)	—	—	—	(22,429)
Total other comprehensive income (loss),
net of tax	(22,429)	—	(12)	—	(22,441)
Comprehensive income (loss)	151,805	15,819	83,555	(99,578)	151,601
Less: Comprehensive income attributable to
noncontrolling interests	—	—	(192)	—	(192)
Comprehensive income (loss) attributable to
Pilgrim's Pride Corporation	$151,805	$15,819	$83,747	$(99,578)	$151,793

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Fifty-Two Weeks Ended December 25, 2011

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net income (loss)	$(464,094)	$15,420	$(30,602)	$(16,414)	$(495,690)
Other comprehensive income (loss):
Unrealized holding losses on available-
for-sale securities, net of tax	—	—	(1,160)	—	(1,160)
Loss associated with pension and
other postretirement benefits, net of tax	(21,273)	—	—	—	(21,273)
Total other comprehensive income (loss),
net of tax	(21,273)	—	(1,160)	—	(22,433)
Comprehensive income (loss)	(485,367)	15,420	(31,762)	(16,414)	(518,123)
Less: Comprehensive income attributable to
noncontrolling interests	—	—	1,082	—	1,082
Comprehensive income (loss) attributable to
Pilgrim's Pride Corporation	$(485,367)	$15,420	$(32,844)	$(16,414)	$(519,205)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fifty-Two Weeks Ended December 29, 2013

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash provided by (used in) operating activities	$819,071	$4,852	$54,977	$(367)	$878,533

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(99,562)	(4,857)	(11,804)	—	(116,223)
Purchases of investment securities	(96,902)	—	—	—	(96,902)
Proceeds from property sales and disposals	13,042	5	18,290	—	31,337
Cash used in investing activities	(183,422)	(4,852)	6,486	—	(181,788)

Cash flows from financing activities:
Proceeds from long-term debt	505,600	—	—	—	505,600
Payments on long-term debt	(758,578)	—	—	—	(758,578)
Payment of capitalized loan costs	(5,006)	—	—	—	(5,006)
Tax benefit related to share-based
compensation	7,770	—	—	—	7,770
Other financing activities	—	—	(367)	367	—
Cash provided by (used in) financing
activities	(250,214)	—	(367)	367	(250,214)
Effect of exchange rate changes on cash and cash
equivalents	—	—	(6,505)		(6,505)
Increase (decrease) in cash and cash equivalents	385,435	—	54,591	—	440,026
Cash and cash equivalents, beginning of period	27,657	—	40,523	—	68,180
Cash and cash equivalents, end of period	$413,092	$—	$95,114	$—	$508,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fifty-Three Weeks Ended December 30, 2012

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash provided by (used in) operating activities	$174,046	$2,178	$23,653	$(253)	$199,624

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(75,985)	(2,208)	(12,134)	—	(90,327)
Purchases of investment securities	(73)	—	(89)	—	(162)
Proceeds from sale or maturity of investment
securities	57	—	631	—	688
Proceeds from property sales and disposals	26,911	—	2,489	—	29,400
Cash used in investing activities	(49,090)	(2,208)	(9,103)	—	(60,401)

Cash flows from financing activities:
Proceeds from note payable to JBS USA	(50,000)	—	—	—	(50,000)
Proceeds from long-term debt	851,400	—	—	—	851,400
Payments on long-term debt	(1,110,711)	—	—	—	(1,110,711)
Proceeds from sale of common stock	198,282	—	—	—	198,282
Other financing activities	—	—	(253)	253	—
Cash provided by (used in) financing
activities	(111,029)	—	(253)	253	(111,029)
Effect of exchange rate changes on cash and cash
equivalents	—	—	(1,623)	—	(1,623)
Increase (decrease) in cash and cash equivalents	13,927	(30)	12,674	—	26,571
Cash and cash equivalents, beginning of period	13,733	30	27,846	—	41,609
Cash and cash equivalents, end of period	$27,660	$—	$40,520	$—	$68,180

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fifty-Two Weeks Ended December 25, 2011

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash provided by (used in) operating activities	$(91,621)	$8,973	$(19,385)	$(26,958)	$(128,991)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(115,791)	(9,108)	(11,069)	—	(135,968)
Purchases of investment securities	—	—	(4,596)	—	(4,596)
Proceeds from sale or maturity of investment
securities	—	—	15,852	—	15,852
Proceeds from business dispositions to Swift
Pork Company	—	—	13,000	—	13,000
Proceeds from business dispositions to JBS
Trading International, Inc.	—	—	24,479	—	24,479
Proceeds from property sales and disposals	26,503	165	2,376	—	29,044
Cash provided by (used in) investing
activities	(89,288)	(8,943)	40,042	—	(58,189)

Cash flows from financing activities:
Proceeds from note payable to JBS USA	50,000	—	—	—	50,000
Proceeds from long-term debt	965,689	—	—	—	965,689
Payments on long-term debt	(881,833)	—	—	—	(881,833)
Purchase of remaining interest in subsidiary	(2,504)	—	—	—	(2,504)
Payment of capitalized loan costs	(4,395)	—	—	—	(4,395)
Cash dividends paid	—	—	(25,000)	25,000	—
Other financing activities	—	—	(2,065)	1,958	(107)
Cash provided by (used in) financing
activities	126,957	—	(27,065)	26,958	126,850
Effect of exchange rate changes on cash and cash
equivalents	—	—	(4,138)	—	(4,138)
Increase (decrease) in cash and cash equivalents	(53,952)	30	(10,546)	—	(64,468)
Cash and cash equivalents, beginning of period	67,685	—	38,392	—	106,077
Cash and cash equivalents, end of period	$13,733	$30	$27,846	$—	$41,609

21. QUARTERLY RESULTS (UNAUDITED-SEE ACCOMPANYING ACCOUNTANTS' REPORT)

2013	First	Second	Third	Fourth(a)	Year
	(In thousands, except per share data)
Net sales	$2,036,929	$2,184,118	$2,142,816	$2,047,285	$8,411,148
Gross profit	118,434	282,507	236,573	207,925	845,439
Net income attributable to PPC
common stockholders	54,582	190,704	160,917	143,352	549,555
Net income per share amounts -
basic and diluted	0.21	0.74	0.62	0.55	2.12
Number of days in quarter	91	91	91	91	364

(a)	In the fourth quarter of 2013, the Company recognized expenses related to the shutdown of our Dallas plant of $.5 million and asset impairment charges of $.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012	First	Second	Third	Fourth(a)	Year
	(In thousands, except per share data)
Net sales	$1,888,773	$1,974,469	$2,068,478	$2,189,662	$8,121,382
Gross profit (loss)	110,065	144,089	106,135	75,543	435,832
Net loss attributable to PPC
common stockholders	39,173	69,357	42,931	22,773	174,234
Net loss per share amounts -
basic and diluted	0.18	0.27	0.17	0.09	0.70
Number of days in quarter	91	91	91	98	371

(a)	In the fourth quarter of 2012, the Company recognized expenses related to the shutdown of our Dallas plant of $1.1 million and asset impairment charges of $1.4 million.

2011	First	Second	Third	Fourth(a)	Year
	(In thousands, except per share data)
Net sales	1,892,476	1,922,690	1,891,224	1,829,308	7,535,698
Gross profit	(53,110)	(46,228)	(62,387)	20,188	(141,537)
Net income (loss) attributable to PPC
common stockholders	(120,760)	(128,141)	(162,516)	(85,355)	(496,772)
Net income (loss) per share amounts -
basic and diluted	(0.54)	(0.57)	(0.72)	(0.38)	(2.21)
Number of days in quarter	91	91	91	91	364

(a)	In the fourth quarter of 2011, the Company recognized restructuring charges of $14.6 million, asset impairment charges of $11.3 million and net gains on derivative financial instruments of $3.1 million.

SCHEDULE II
PILGRIM’S PRIDE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning	Charged to	Charged to			Ending
	Balance	Operating Results	Other Accounts	Deductions		Balance
	(In thousands)
Trade Accounts and Other Receivables—
Allowance for Doubtful Accounts:
2013	$3,757	$1,668	$—	$1,369	(a)	$4,056
2012	5,163	(1,629)	—	(223)	(a)	3,757
2011	6,063	(1,095)	—	(195)	(a)	5,163
Trade Accounts and Other Receivables—
Allowance for Sales Adjustments:
2013	$10,152	$159,417	$—	$162,480	(b)	$7,089
2012	8,030	147,126	—	145,004	(b)	10,152
2011	22,929	154,842	—	169,741	(b)	8,030
Deferred Tax Assets—
Valuation Allowance:
2013	$188,354	$(164,180)	$(13,774)	$—	(c)	$10,400
2012	230,336	(50,455)	8,473	—	(c)	188,354
2011	53,938	168,368	8,030	—	(c)	230,336

(a)	Uncollectible accounts written off, net of recoveries.
(b)	Deductions either written off, rebilled or reclassified as liabilities for market development fund rebates.
(c)	Reductions in the valuation allowance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     As disclosed in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012, the Company changed its independent registered public accountants effective March 14, 2012.

Item 9A. Controls and Procedures

     As of December 29, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, identified no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 29, 2013, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Pilgrim's Pride Corporation's (“PPC”) management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). PPC's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

     Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, PPC's management assessed the design and operating effectiveness of internal control over financial reporting as of December 29, 2013 based on the framework set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on this assessment, management concluded that PPC's internal control over financial reporting was effective as of December 29, 2013. KPMG LLP, an independent registered public accounting firm, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 29, 2013. That report is included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Pilgrim's Pride Corporation

     We have audited Pilgrim's Pride Corporation's internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pilgrim's Pride Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, Pilgrim's Pride Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pilgrim's Pride Corporation as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the fifty-two weeks ended December 29, 2013 and the fifty-three weeks ended December 30, 2012, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 21, 2014

Item 9B. Other Information

     As previously announced, the Company filed voluntary Chapter 11 petitions on December 1, 2008 and emerged from bankruptcy on December 28, 2009. The Chapter 11 cases were being jointly administered under case number 08-45664. The Company has and intends to continue to post important information about the restructuring, including quarterly operating reports and other financial information required by the Bankruptcy Court, on the Company's website www.pilgrims.com under the “Investors-Reorganization” caption. The quarterly operating reports are required to be filed with the Bankruptcy Court no later than the 20th day of the next calendar month immediately following the end of the fiscal quarter and will be posted on the Company's website concurrently with being filed with the Bankruptcy Court. The Company uses its website as a means of complying with its disclosure obligations under Securities and Exchange Commission Regulation FD. The information contained on or accessible through the Company's website shall not be deemed to be part of this annual report.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

     Certain information regarding our executive officers has been presented under “Executive Officers” included in “Item 1. Business,” above.

     Reference is made to the sections entitled “Election of JBS Directors” and “Election of Equity Directors and the Founder Director” of the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which section is incorporated herein by reference.

     Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which section is incorporated herein by reference.

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

     See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 11. Executive Compensation

     See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

     The following table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 29, 2013. For additional information concerning terms of the LTIP, see “Note 14. Incentive Compensation” of our Consolidated Financial Statements included in this annual report.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to Be	Weighted-Average Exercise	Equity Compensation Plans
	Issued Upon Exercise of	Price of Outstanding	(Excluding Securities
	Outstanding Options,	Option, Warrants and	Reflected in the First
Plan Category	Warrants and Rights	Rights	Column)
Equity compensation plans approved by securities
holders	—	—	6,585,393
Equity compensation plans not approved by
securities holders	—	—	—
Total	—	—	6,585,393

     See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

     Additional information responsive to Items 10, 11, 12 and 13 is incorporated by reference from the sections entitled “Security Ownership,” “Board of Directors Independence,” “Committees of the Board of Directors,” “Election of JBS Directors,” “Election of Equity Directors and the Founder Director,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” of the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

     The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

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

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2004). †

10.2	Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed July 30, 2008). †

10.3	Pilgrim’s Pride Corporation Short-Term Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.4	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.5	Employment Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.6	Restricted Share Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.7	Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K filed on June 24, 2011).

10.8	Amended and Restated MXN$557,415,000 Credit Agreement dated as of October 19, 2011, by and among Avícola Pilgrim's Pride de México, S.A. de C.V. (“Avicola”), Pilgrim's Pride, S. de R.L. de C.V. (“PPS”, together with Avicola, the “Borrowers”), certain subsidiaries of the Borrowers (the “Subsidiary Guarantors”), ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 25, 2011).

10.9	Amendment No. 1 to the Subordinated Loan Agreement dated as of October 26, 2011, between the Company and JBS USA Holdings, Inc.(incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 10-Q filed on April 27, 2012).

10.10	Amendment No. 2 to the Subordinated Loan Agreement dated as of December 16, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K/A filed on December 20, 2011).

10.11	First Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of December 13, 2011, by and among the Borrowers, the Subsidiary Guarantors, the several banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K/A filed on December 20, 2011).

10.12	Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2012, by and among Avicola Pilgrim's Pride de Mexico, S.A. de C.V., Pilgrim's Pride, S. de R.L. de C.V., their subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on October 26, 2012).

10.13	Pilgrim's Pride Corporation 2012 Long Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 10, 2012). †

10.14	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 10, 2012). †

10.15	Third Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of June 25, 2013, by and among Avícola Pilgrim’s Pride de México, S.A. de C.V. and Pilgrim’s Pride, S. de R.L. de C.V., as borrowers, the subsidiaries of the borrowers party thereto, the banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 1, 2013).

10.16	Amendment and Restatement to Credit Agreement dated August 7, 2013 among Pilgrim’s Pride Corporation, To-Ricos Distribution, Ltd., CoBank, ABC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 12, 2013).

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 29, 2013, December 30, 2012, December 25, 2011, December 26, 2010, and September 26, 2009 and the transition period from September 27, 2009 to December 27, 2009.*

21	Subsidiaries of Registrant.*

23.1	Consent of KPMG LLP.*

23.2	Consent of Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2014.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Gilberto Tomazoni	Chairman of the Board	February 21, 2014
Gilberto Tomazoni

/s/ William W. Lovette	President and Chief Executive Officer	February 21, 2014
William W. Lovette

Chief Financial Officer
/s/ Fabio Sandri	(Principal Financial Officer and	February 21, 2014
Fabio Sandri	Principal Accounting Officer)

/s/ Joesley Mendonça Batista	Director	February 21, 2014
Joesley Mendonça Batista

/s/ Wesley Mendonça Batista	Director	February 21, 2014
Wesley Mendonça Batista

/s/ David E. Bell	Director	February 21, 2014
David E. Bell

/s/ Michael L. Cooper	Director	February 21, 2014
Michael L. Cooper

/s/ Wallim Cruz de Vasconcellos Junior	Director	February 21, 2014
Wallim Cruz de Vasconcellos Junior

/s/ Charles Macaluso	Director	February 21, 2014
Charles Macaluso

/s/ Marcus Vinicius Pratini de Moraes	Director	February 21, 2014
Marcus Vinicius Pratini de Moraes

Exhibit Index

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	Amendment No. 1 to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 27, 2012).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 27, 2012).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 27, 2012).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

4.5	Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on December 15, 2010).

4.6	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K filed on December 15, 2010).

4.7	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2004). †

10.2	Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed July 30, 2008). †

10.3	Pilgrim’s Pride Corporation Short-Term Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.4	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.5	Employment Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.6	Restricted Share Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.7	Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K filed on June 24, 2011).

10.8	Amended and Restated MXN$557,415,000 Credit Agreement dated as of October 19, 2011, by and among Avícola Pilgrim's Pride de México, S.A. de C.V. (“Avicola”), Pilgrim's Pride, S. de R.L. de C.V. (“PPS”, together with Avicola, the “Borrowers”), certain subsidiaries of the Borrowers (the “Subsidiary Guarantors”), ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 25, 2011).

10.9	Amendment No. 1 to the Subordinated Loan Agreement dated as of October 26, 2011, between the Company and JBS USA Holdings, Inc.(incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 10-Q filed on April 27, 2012).

10.10	Amendment No. 2 to the Subordinated Loan Agreement dated as of December 16, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K/A filed on December 20, 2011).

10.11	First Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of December 13, 2011, by and among the Borrowers, the Subsidiary Guarantors, the several banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K/A filed on December 20, 2011).

10.12	Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2012, by and among Avicola Pilgrim's Pride de Mexico, S.A. de C.V., Pilgrim's Pride, S. de R.L. de C.V., their subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on October 26, 2012).

10.13	Pilgrim's Pride Corporation 2012 Long Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 10, 2012). †

10.14	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 10, 2012). †

10.15	Third Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of June 25, 2013, by and among Avícola Pilgrim’s Pride de México, S.A. de C.V. and Pilgrim’s Pride, S. de R.L. de C.V., as borrowers, the subsidiaries of the borrowers party thereto, the banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 1, 2013).

10.16	Amendment and Restatement to Credit Agreement dated August 7, 2013 among Pilgrim’s Pride Corporation, To-Ricos Distribution, Ltd., CoBank, ABC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 12, 2013).

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 29, 2013, December 30, 2012, December 25, 2011, December 26, 2010 and September 26, 2009 and the transition period from September 27, 2009 to December 27, 2009.*

21	Subsidiaries of Registrant.*

23.1	Consent of KPMG LLP.*

23.2	Consent of Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

* Filed herewith

** Furnished herewith

† Represents a management contract or compensation plan arrangement