Form 10-Q
period 2014-03-30
PILGRIMS PRIDE CORP
filed 2014-05-01
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of May 1, 2014, was 259,029,033.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2014	December 29, 2013
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$514,975	$508,206
Investment in available-for-sale securities	37,005	96,902
Trade accounts and other receivables, less allowance for
doubtful accounts	373,609	376,678
Account receivable from JBS USA, LLC	3,220	2,388
Inventories	793,516	808,832
Income taxes receivable	20,635	64,868
Current deferred tax assets	2,227	2,227
Prepaid expenses and other current assets	72,914	61,848
Assets held for sale	5,849	7,033
Total current assets	1,823,950	1,928,982
Deferred tax assets	16,049	18,921
Other long-lived assets	33,895	40,163
Identified intangible assets, net	31,089	32,525
Property, plant and equipment, net	1,165,434	1,151,811
Total assets	$3,070,417	$3,172,402

Current maturities of long-term debt	$205,357	$410,234
Accounts payable	381,745	370,360
Account payable to JBS USA, LLC	6,144	3,934
Accrued expenses and other current liabilities	275,730	283,355
Current deferred tax liabilities	15,495	15,515
Total current liabilities	884,471	1,083,398
Long-term debt, less current maturities	502,077	501,999
Deferred tax liabilities	10,452	13,944
Other long-term liabilities	87,428	80,459
Total liabilities	1,484,428	1,679,800
Common stock	2,590	2,590
Additional paid-in capital	1,654,141	1,653,119
Accumulated deficit	(22,039)	(120,156)
Accumulated other comprehensive loss	(51,557)	(45,735)
Total Pilgrim’s Pride Corporation stockholders’ equity	1,583,135	1,489,818
Noncontrolling interest	2,854	2,784
Total stockholders’ equity	1,585,989	1,492,602
Total liabilities and stockholders’ equity	$3,070,417	$3,172,402

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
	(In thousands, except per share data)
Net sales	$2,018,065	$2,036,929
Cost of sales	1,802,959	1,918,495
Gross profit	215,106	118,434
Selling, general and administrative expense	45,201	43,992
Administrative restructuring charges	1,713	484
Operating income	168,192	73,958
Interest expense, net of capitalized interest	19,473	24,821
Interest income	(811)	(216)
Foreign currency transaction loss (gain)	337	(7,624)
Miscellaneous, net	(1,006)	(5)
Income before income taxes	150,199	56,982
Income tax expense	52,012	2,754
Net income	98,187	54,228
Less: Net income (loss) attributable to noncontrolling interests	70	(354)
Net income attributable to Pilgrim’s Pride Corporation	$98,117	$54,582
Weighted average shares of common stock outstanding:
Basic	258,923	258,823
Effect of dilutive common stock equivalents	523	130
Diluted	259,446	258,953
Net income attributable to Pilgrim's Pride Corporation per share of common stock outstanding:
Basic	$0.38	$0.21
Diluted	$0.38	$0.21

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Net income	$98,187	$54,228
Other comprehensive income:
Loss associated with available-for-sale securities,
net of tax expense of $(17) and $0, respectively	(36)	—
Gain (loss) associated with pension and other postretirement benefits,
net of tax benefit of $3,509 and $0, respectively	(5,786)	10,410
Total other comprehensive income (loss), net of tax	(5,822)	10,410
Comprehensive income	92,365	64,638
Less: Comprehensive income (loss) attributable to noncontrolling interests	70	(354)
Comprehensive income attributable to Pilgrim's Pride Corporation	$92,295	$64,992

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
					Accumulated
	Common Stock				Other
			Additional	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 29, 2013	259,029	$2,590	$1,653,119	$(120,156)	$(45,735)	$2,784	$1,492,602
Net income	—	—	—	98,117	—	70	98,187
Other comprehensive income, net of tax	—	—	—	—	(5,822)	—	(5,822)
Share-based compensation plans:
Requisite service period recognition	—	—	1,022	—	—	—	1,022
Balance at March 30, 2014	259,029	$2,590	$1,654,141	$(22,039)	$(51,557)	$2,854	$1,585,989

Balance at December 30, 2012	258,999	$2,590	$1,642,003	$(669,711)	$(68,511)	$2,626	$908,997
Net income	—	—	—	54,582	—	(354)	54,228
Other comprehensive income, net of tax					10,410		10,410
Share-based compensation plans:
Common stock issued under
compensation plans	30	—	—	—	—	—	—
Requisite service period recognition	—	—	548	—	—	—	548
Balance at March 31, 2013	259,029	2,590	$1,642,551	$(615,129)	$(58,101)	$2,272	$974,183

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$98,187	$54,228
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,260	37,790
Foreign currency transaction loss (gain)	941	(7,753)
Accretion of bond discount	114	114
Loss (gain) on property disposals	570	(1,139)
Gain on investment securities	(53)	—
Share-based compensation	1,022	548
Changes in operating assets and liabilities:
Trade accounts and other receivables	2,145	(5,183)
Inventories	14,310	(17,061)
Prepaid expenses and other current assets	(11,099)	(6,819)
Accounts payable, accrued expenses and other current liabilities	5,833	(30,629)
Income taxes	43,662	(3,381)
Long-term pension and other postretirement obligations	995	(421)
Other operating assets and liabilities	814	345
Cash provided by operating activities	195,701	20,639
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(47,760)	(25,778)
Purchases of investment securities	(37,000)	—
Proceeds from sale or maturity of investment securities	96,950	—
Proceeds from property disposals	1,511	1,660
Cash provided by (used in) investing activities	13,701	(24,118)
Cash flows from financing activities:
Proceeds from revolving line of credit	—	288,500
Payments on revolving line of credit, long-term borrowings and capital lease
obligations	(204,913)	(311,005)
Cash used in financing activities	(204,913)	(22,505)
Effect of exchange rate changes on cash and cash equivalents	2,280	1,364
Increase (decrease) in cash and cash equivalents	6,769	(24,620)
Cash and cash equivalents, beginning of period	508,206	68,180
Cash and cash equivalents, end of period	$514,975	$43,560

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

     Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 100 countries. Pilgrim's fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim's has approximately 35,700 employees and has the capacity to process more than 34 million birds per week for a total of more than 9 billion pounds of live chicken annually. Approximately 3,750 contract growers supply poultry for the Company's operations. As of March 30, 2014, JBS USA Holdings, Inc. (“JBS USA”), an indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.5% of the Company's outstanding common stock.

Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 28, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013.

     Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2014) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year.

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

     As of March 30, 2014 and December 29, 2013, the Company held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities and deferred compensation plan assets. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments. The Company maintains nonqualified deferred compensation plans for executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The following items were measured at fair value on a recurring basis:

	March 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in available-for-sale securities	$—	$37,005	$—	$37,005
Derivative assets - commodity futures instruments	1,478	—	—	1,478
Derivative assets - commodity options instruments	—	1,698	—	1,698
Deferred compensation plan assets	6,874	—	—	6,874
Derivative liabilities - commodity futures instruments	(5,427)	—	—	(5,427)
Derivative liabilities - foreign currency instruments	(1,212)	—	—	(1,212)
Long-term debt and other borrowing arrangements:
Public bonds and notes	543,512	—	—	543,512
Term notes	—	—	215,182	215,182
Capitalized lease obligations	—	—	668	668

	December 29, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in available-for-sale securities	$—	$96,902	$—	$96,902
Derivative assets - commodity futures instruments	1,494	—	—	1,494
Derivative assets - commodity options instruments	—	1,395	—	1,395
Derivative assets - foreign currency instruments	1,214	—	—	1,214
Deferred compensation plan assets	7,208	—	—	7,208
Derivative liabilities - commodity futures instruments	(1,728)	—	—	(1,728)

Long-term debt and other borrowing arrangements:
Public bonds and notes	552,592	—	—	552,592
Term notes	—	—	424,650	424,650
Capitalized lease obligations	—	—	704	704

	Thirteen Weeks Ended
	Term Notes and Revolver		Capitalized Lease Obligations
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Change in Value of Level 3 Liabilities:	(In thousands)
Balance, beginning of period	$424,650	$686,435	$704	$880
Borrowings	—	292,400	—	—
Payments	(204,880)	(314,874)	(33)	(30)
Change in fair value inputs	(4,588)	(14,795)	(3)	(8)
Balance, end of period	$215,182	$649,166	$668	$842

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

	March 30, 2014		December 29, 2013
	Carrying	Fair	Carrying	Fair	Note
	Amount	Value	Amount	Value	Reference
	(In thousands)
Short-term investments in available-for-sale securities	$37,005	$37,005	$96,902	$96,902	5
Derivative assets - commodity futures instruments	1,478	1,478	1,494	1,494	6
Derivative assets - commodity options instruments	1,698	1,698	1,395	1,395	6
Derivative assets - foreign currency instruments	—	—	1,214	1,214	6
Deferred compensation plan assets	6,874	6,874	7,208	7,208
Derivative liabilities - commodity futures instruments	(5,427)	(5,427)	(1,728)	(1,728)	6
Derivative liabilities - foreign currency instruments	(1,212)	(1,212)	—	—	6
Long-term debt and other borrowing arrangements	(707,434)	(759,362)	(912,233)	(977,946)	9

     Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Deferred compensation plan assets were recorded at fair value based on quoted market prices and are included in the line item Other assets in the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at March 30, 2014 or December 29, 2013, as applicable.

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

3. TRADE ACCOUNTS AND OTHER RECEIVABLES

     Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	March 30, 2014	December 29, 2013
	(In thousands)
Trade accounts receivable	$366,283	$369,715
Account receivable from JBS USA, LLC	3,220	2,388
Employee receivables	6	14
Other receivables	10,288	11,005
Receivables, gross	379,797	383,122
Allowance for doubtful accounts	(2,968)	(4,056)
Receivables, net	$376,829	$379,066

4. INVENTORIES

     Inventories consisted of the following:

	March 30, 2014	December 29, 2013
	(In thousands)
Live chicken and hens	$386,406	$368,582
Feed, eggs and other	212,553	216,045
Finished chicken products	194,245	223,932
Total chicken inventories	793,204	808,559
Commercial feed and other	312	273
Total inventories	$793,516	$808,832

5. INVESTMENTS IN SECURITIES

     We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.

     The following table summarizes our investments in available-for-sale securities:

	March 30, 2014		December 29, 2013
		Fair		Fair
	Amortized Cost	Value	Amortized Cost	Value
	(In thousands)
Cash equivalents:
Fixed income securities	$162,290	$162,291	$103,121	$103,124
Other	930	930	56	56
Short-term investments:
Fixed income securities	$37,000	$37,005	$96,902	$96,902

     All of the fixed income securities classified as cash and cash equivalents above mature within 90 days and all of the fixed income securities classified as short-term investments above mature within one year. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains recognized during the thirteen weeks ended March 30, 2014 related to the Company's available-for-sale securities totaled approximately $83,000. No gross realized losses were recognized during the thirteen weeks ended March 30, 2014 and no gross realized gains or losses were recognized during the thirteen weeks ended March 31, 2013. Proceeds received from the sale or maturity of available-for-sale securities during the thirteen weeks ended March 30, 2014 and March 31, 2013 are disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company's available-for-sale securities recognized during the thirteen weeks ended March 30, 2014 and March 31, 2013 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the thirteen weeks ended March 30, 2014 and March 31, 2013 are disclosed in “Note 12. Stockholders' Equity.”

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

     We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized net losses of $8.0 million and net gains of $4.9 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended March 30, 2014 and March 31, 2013, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	March 30, 2014	December 29, 2013
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$3,176	$2,889
Commodity derivative liabilities	(5,427)	(1,728)
Cash collateral posted with brokers	14,556	4,142
Foreign currency derivative assets	—	1,214
Foreign currency derivative liabilities	(1,212)	—
Derivatives coverage(a):
Corn	(3.8)%	1.1%
Soybean meal	(8.3)%	(3.6)%
Period through which stated percent of needs are covered:
Corn	September 2015	September 2015
Soybean meal	September 2014	July 2014

(a)        Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment (“PP&E”), net consisted of the following:

	March 30, 2014	December 29, 2013
	(In thousands)
Land	$66,209	$66,071
Buildings	1,080,500	1,077,859
Machinery and equipment	1,513,406	1,502,968
Autos and trucks	55,788	55,779
Construction-in-progress	95,753	66,926
PP&E, gross	2,811,656	2,769,603
Accumulated depreciation	(1,646,222)	(1,617,792)
PP&E, net	$1,165,434	$1,151,811

     The Company recognized depreciation expense of $33.2 million and $33.8 million during the thirteen weeks ended March 30, 2014 and March 31, 2013, respectively.

     During the thirteen weeks ended March 30, 2014, we spent $47.8 million on capital projects and transferred $28.8 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the thirteen weeks ended March 30, 2014 to improve efficiencies and reduce costs in the U.S. and to expand capacity in Mexico.

     During the thirteen weeks ended March 30, 2014, the Company sold certain PP&E for cash of $1.5 million and recognized net losses on these sales of $0.6 million. PP&E sold in 2014 included a warehouse and a fertilizer building with miscellaneous fixtures and equipment in Texas. During the thirteen weeks ended March 31, 2013, the Company sold certain PP&E for cash of $1.7 million and recognized net gains on these sales of $1.1 million. PP&E sold in 2013 included a vehicle maintenance center in Texas and miscellaneous equipment.

     During the thirteen weeks ended March 30, 2014 and March 31, 2013, the Company also scrapped certain unused or obsolete PP&E and recognized net losses of approximately $74 thousand and $18 thousand, respectively.

     Management has committed to the sale of certain properties and related assets, including, but not limited to, (i) processing plants in Pennsylvania and Louisiana, (ii) a truck shop in Texas (iii) and other miscellaneous assets, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At March 30, 2014 and December 29, 2013, the Company reported properties and related assets totaling $5.9 million and $7.0 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. For the thirteen weeks ended March 30, 2014 and March 31, 2013, the Company did not recognize any impairment expense.

     As part of the exit or disposal activities discussed in “Note 14. Exit or Disposal Activities,” the Company closed or idled various processing complexes, processing plants, hatcheries and broiler farms throughout the U.S. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At March 30, 2014, the carrying amount of these idled assets was $77.3 million based on depreciable value of $187.1 million and accumulated depreciation of $109.8 million.

     The Company last tested the recoverability of its long-lived assets held and used in December 2013. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the thirteen weeks ended March 30, 2014 that required the Company to test its long-lived assets held and used for recoverability.

8. CURRENT LIABILITIES

     Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	March 30, 2014	December 29, 2013
	(In thousands)
Accounts payable:
Trade accounts	$333,833	$313,266
Book overdrafts	46,100	55,378
Other payables	1,812	1,716
Total accounts payable	381,745	370,360
Accounts payable to JBS USA, LLC	6,144	3,934
Accrued expenses and other current liabilities:
Compensation and benefits	88,104	100,965
Interest and debt-related fees	17,285	7,558
Insurance and self-insured claims	94,366	99,244
Derivative liabilities:
Futures	6,638	1,729
Options	—	—
Other accrued expenses	69,337	73,859
Total accrued expenses and other current liabilities	275,730	283,355
	$663,619	$657,649

9. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

     Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	March 30, 2014	December 29, 2013
		(In thousands)
Senior notes, at 7 ⅞%, net of unaccreted discount	2018	$497,871	$497,757
U.S. Credit Facility (defined below):
The Exit Credit Facility Term B-1 note payable at
2.4375%	2014	—	204,880
The Exit Credit Facility Term B-2 note payable at
9.00%	2014	205,219	205,219
Other	Various	4,344	4,377
Long-term debt		707,434	912,233
Less: Current maturities of long-term debt		(205,357)	(410,234)
Long-term debt, less current maturities		$502,077	$501,999

Senior and Subordinated Notes

     At March 30, 2014, the Company had an aggregate principal balance of $500.0 million of 7 ⅞% Senior Notes due 2018 (the “2018 Notes”) outstanding that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, the Company had an aggregate principal balance of $3.6 million of 7 ⅝% senior unsecured notes due 2015 and 8 ⅜% senior subordinated unsecured notes due 2017 outstanding at March 30, 2014.

     On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, the Company agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. Credit Facility (as defined below). In the thirteen weeks ended March 30, 2014, the Company reimbursed JBS USA $0.3 million for letter of credit costs incurred from December 2013 through February 2014. As of March 30, 2014, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf. There remains no other commitment to make advances by JBS USA under the Subordinated Loan Agreement.

U.S. Credit Facility

     Pilgrim’s and certain of its subsidiaries entered into a credit agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto, which was amended and restated on August 7, 2013. As of March 30, 2014, the U.S. Credit Facility provided for a $700.0 million revolving credit facility, a Term B facility of approximately $205.2 million and a delayed draw term loan commitment of up to $400 million (the “Delayed Draw Term Loans”). The Company can draw upon the Delayed Draw Term Loan commitment, in one or more advances, between May 1, 2014 and December 28, 2014. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Delayed Draw Term Loan commitment by up to an additional $500.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. The U.S. Credit Facility also provides for a $100 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. The revolving loan commitment under the U.S. Credit Facility matures on August 7, 2018. Any Delayed Draw Term Loans would be payable in quarterly installments beginning in fiscal year 2015 equal to 1.875% of the principal outstanding as of December 28, 2014, with all remaining principal and interest due at maturity on August 7, 2018.

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

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2013, the Company paid $204.9 million of its cash flow toward the outstanding principal under the Term B-1 loans on December 30, 2013 and paid approximately $205.2 million of its cash flow toward the outstanding principal under the Term B-2 loans on April 28, 2014. Following the April 28, 2014 payment, the Company has no outstanding principal under the Term B loans. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. On March 30, 2014, a principal amount of $205.2 million under the Term B loans commitment was outstanding.

     Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB. As of March 30, 2014, the applicable borrowing base was $694.4 million. The amount available for borrowing under the revolving loan commitment was $664.8 million. The Company had letters of credit of $29.6 million and no outstanding borrowings under the revolving loan commitment as of March 30, 2014.

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

Mexico Credit Facility

     On October 19, 2011, Avícola Pilgrim's Pride de México, S.A. de C.V., Pilgrim's Pride S. de R.L. de C.V. and certain Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company's Mexico subsidiaries. As of March 30, 2014, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $42.6 million. There were no outstanding borrowings under the Mexico Credit Facility at March 30, 2014.

10. INCOME TAXES

     The Company recorded income tax expense of $52.0 million, a 34.6% effective tax rate, for the thirteen weeks ended March 30, 2014, compared to income tax expense of $2.8 million, a 4.8% effective tax rate, for the thirteen weeks ended March 31, 2013. The income tax expense recognized for the thirteen weeks ended March 30, 2014 was primarily the result of the tax expense recorded on the Company's year-to-date income. The income tax expense recognized for the thirteen weeks ended March 31, 2013 was primarily the result of the tax expense recorded on the company's year-to-date income offset by a decrease in valuation allowance as a result of year-to-date earnings.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 30, 2014, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal capital loss carry forwards and a portion of its foreign net deferred tax assets are more likely than not to be realized.

     For the thirteen weeks ended March 30, 2014, there is tax effect of $3.5 million reflected in other comprehensive income. There was no tax effect reflected in other comprehensive income for the thirteen weeks ended March 31, 2013 because the Company had a valuation allowance.

     With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by taxing authorities for years prior to 2008 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2008.

     The Company is pursuing the IRS' amended proof of claim relating to the tax year ended June 20, 2004 for Gold Kist Inc. (“Gold Kist”). See “Note 16. Commitments and Contingencies” for additional information.

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans totaled $1.4 million and $1.9 million in the thirteen weeks ended March 30, 2014 and March 31, 2013, respectively.

     Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended
	March 30, 2014		March 31, 2013
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Service cost	$—	$—	$10	$—
Interest cost	2,026	20	1,988	20
Estimated return on plan assets	(1,593)	—	(1,349)	—
Amortization of net loss (gain)	14	—	250	—
Net costs	$447	$20	$899	$20

     During the thirteen weeks ended March 30, 2014, the Company contributed $1.6 million to its defined benefit plans.

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

12. STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

     The following tables provide information regarding the changes in accumulated other comprehensive loss during the thirteen weeks ended March 30, 2014 and March 31, 2013:

				Thirteen Weeks
				Ended
	Thirteen Weeks Ended March 30, 2014(a)			March 31, 2013(a)
	Losses Related to	Unrealized		Losses Related to
	Pension and Other	Holding Gains on		Pension and Other
	Postretirement	Available-for-Sale		Postretirement
	Benefits	Securities	Total	Benefits
	(In thousands)
Balance, beginning of period	$(45,797)	$62	$(45,735)	$(68,511)
Other comprehensive income (loss) before
reclassifications	(5,795)	(11)	(5,806)	10,160
Amounts reclassified from accumulated other
comprehensive loss to net income	9	(25)	(16)	250
Net current period other comprehensive income (loss)	(5,786)	(36)	(5,822)	10,410
Balance, end of period	$(51,583)	$26	$(51,557)	$(58,101)

(a)       All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

	Amount Reclassified from Accumulated
	Other Comprehensive Loss(a)
	Thirteen Weeks	Thirteen Weeks
Details about Accumulated Other Comprehensive	Ended March 30,	Ended March 31,	Affected Line Item in the Condensed
Loss Components	2014	2013	Consolidated Statements of Operations
(In thousands)
Realized gain on sale of securities	$40	$—	Selling, general and administrative expense
Amortization of defined benefit pension and
other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	—	(9)	Cost of sales
Legacy Gold Kist plans(c)(d)	(14)	(241)	Selling, general and administrative expense
Total before tax	26	(250)
Tax benefit (expense)	(10)	—
Total reclassification for the period	$16	(250)

(a)	Amounts in parentheses represent debits to results of operations.
(b)	The Company sponsors the Pilgrim's Pride Retirement Plan for Union Employees (the “Union Plan”), a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.
(c)	The Company sponsors the Pilgrim's Pride Plan for Legacy Gold Kist Employees, a qualified defined benefit pension plan covering certain eligible U.S. employees who were employed at locations that the Company purchased through its acquisition of Gold Kist in 2007, the Former Gold Kist Inc. Supplemental Executive Retirement Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist executives, the Former Gold Kist Inc. Directors' Emeriti Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist directors, and the Gold Kist Inc. Retiree Life Insurance Plan, a defined benefit postretirement life insurance plan covering certain retired Gold Kist employees (collectively, the “Legacy Gold Kist Plans”).
(d)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 11. Pension and Other Postretirement Benefits” to the Condensed Consolidated Financial Statements.

Restrictions on Retained Earnings

     Both The U.S. Credit Facility and the indenture governing the 2018 Notes restrict, but do not prohibit, the Company from declaring dividends.

13. INCENTIVE COMPENSATION

     The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $2.9 million in costs related to the STIP at March 30, 2014 related to cash bonus awards that could potentially be awarded during the remainder of 2014 and 2015.

     The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company's officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At March 30, 2014, we have reserved approximately 6.6 million shares of common stock for future issuance under the LTIP.

     The following awards existed during the thirteen weeks ended March 30, 2014:

						Estimated
Award		Award		Vesting		Forfeiture	Settlement
Type	Benefit Plan	Quantity	Grant Date	Condition	Vesting Date	Rate	Method
	Employment
RSA	Agreement	100,000	January 14, 2011	Service	January 3, 2014	—%	Stock
RSA	LTIP	72,675	August 27, 2012	Service	April 27, 2014	—%	Stock
RSU	LTIP	608,561	February 4, 2013	Service	December 31, 2014	9.66%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2015	—%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2016	—%	Stock
RSU	LTIP	206,933	February 26, 2013	Service	December 31, 2014	—%	Stock
RSU	LTIP	462,518	February 19, 2014	Service	December 31, 2016	13.49%	Stock

     The fair value of each RSA and RSU granted represents the closing price of the Company's common stock on the respective grant date.

     Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Share-based compensation cost:
Cost of sales	$19	$57
Selling, general and administrative expense	1,003	491
Total	$1,022	$548

Income tax benefit	$275	$126

     The Company’s RSA and RSU activity is included below:

	Thirteen Weeks Ended March 30, 2014		Thirteen Weeks Ended March 31, 2013
		Weighted Average		Weighted Average
	Number	Grant Date Fair Value	Number	Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of period	203	$6.59	273	$6.54
Granted	—	—	30	8.72
Vested	(100)	7.10	(100)	7.10
Outstanding at end of period	103	$6.09	203	$6.59

RSUs:
Outstanding at beginning of period	729	$8.81	—	$—
Granted	462	16.70	815	8.820
Vested	—	—	—	—
Forfeited	(24)	8.89	—	—
Outstanding at end of period	1,167	$11.93	815	$8.82

     The total fair value of shares vested during each of the thirteen weeks ended March 30, 2014 and March 31, 2013 was $710 thousand.

     At March 30, 2014, the total unrecognized compensation cost related to all nonvested awards was $11.1 million. That cost is expected to be recognized over a weighted average period of 2.10 years.

     Historically, we have issued new shares to satisfy award conversions.

14. EXIT OR DISPOSAL ACTIVITIES

     From time to time, the Company will incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans, each of which is approved by the Company's Board of Directors, focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. Specific exit or disposal efforts that were ongoing during either the thirteen weeks ended March 30, 2014 or the thirteen weeks ended March 31, 2013 included the following:

(In thousands, except positions eliminated)
Earliest implementation date	October 2008
Latest expected completion date	September 2014
Positions eliminated	3,052
Costs incurred and expected to be incurred:
Employee-related costs	$3,016
Asset impairment costs	25,018
Inventory valuation costs	682
Live operations rationalization costs	15,207
Other exit or disposal costs	370
Total exit or disposal costs	$44,293
Costs incurred since earliest implementation date:
Employee-related costs	$3,016
Asset impairment costs	25,018
Inventory valuation costs	682
Live operations rationalization costs	14,723
Other exit or disposal costs	370
Total exit or disposal costs	$43,809

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Employee-related costs	$524	$—
Inventory valuation costs	338	—
Live operations rationalization costs	481	484
Other exit or disposal costs	370	—
Total exit or disposal costs	$1,713	$484

     The exit or disposal costs reflected above related to facility closures between 2008 and 2014. Significant facilities closed included one processing plant in 2008, two processing plants in 2009, two processing plants in the transition period, one processing plant in 2011 and one processing plant in 2014. The transition period began September 27, 2009 and ended December 27, 2009 and resulted from the Company's change in its fiscal year end from the Saturday nearest September 30 each year to the last Sunday in December of each year. These costs were classified as Administrative restructuring charges on the accompanying Condensed Consolidated Statements of Income because management believed these costs were not directly related to the Company’s ongoing operations.

     Accrued severance costs are included in Accrued expenses and other current liabilities and accrued inventory charges are included in Inventories on the accompanying Condensed Consolidated Balance Sheets. The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during the thirteen weeks ended March 30, 2014.

	Accrued	Accrued
	Severance	Inventory Charges	Total
		(In thousands)
Balance at December 29, 2013	$—	$—	$—
Accruals	524	141	665
Payment /Disposal	(243)	—	(243)
Adjustments	—	—	—
Balance at March 30, 2014	$281	$141	$422

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

15. RELATED PARTY TRANSACTIONS

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

     On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. As of March 30, 2014, JBS USA beneficially owned 75.5% of the total outstanding shares of our common stock.

     Transactions with JBS USA and JBS USA, LLC (a JBS USA subsidiary) recognized in the Condensed Consolidated Statements of Income are summarized below:

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
	(In thousands)
JBS USA:
Letter of credit fees(a)	335	592
JBS USA, LLC:
Purchases from JBS USA, LLC(b)	24,989	14,834
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride Corporation(c)	12,458	12,919
Sales to JBS USA, LLC(b)	15,355	16,119
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(c)	533	458

(a)	Beginning on October 26, 2011, JBS USA arranged for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential liability claims. We agreed to reimburse JBS USA up to $56.5 million for potential draws upon these letters of credit. We reimburse JBS USA for the letter of credit costs we would have otherwise incurred under our credit facilities. During 2014, we have paid JBS USA $0.3 million for letter of credit costs. As of March 30, 2014, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf.
(b)	We routinely execute transactions to both purchase products from JBS USA, LLC and sell products to them. As of March 30, 2014 and December 29, 2013, the outstanding payable to JBS USA, LLC was $6.1 million and $3.9 million, respectively. As of March 30, 2014 and December 29, 2013, the outstanding receivable from JBS USA, LLC was $3.2 million and $2.4 million, respectively. As of March 30, 2014, approximately $0.6 million of goods from JBS USA, LLC were in transit and not reflected on our Condensed Consolidated Balance Sheet.
(c)	On January 19, 2010, the Company entered into an agreement with JBS USA, LLC in order to allocate costs associated with JBS USA, LLC's procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. On May 5, 2010, the Company also entered into an agreement with JBS USA, LLC in order to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA, LLC on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA, LLC will be reimbursed by JBS USA, LLC. This agreement expires on May 5, 2015.

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

     On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”). The cases were jointly administered under Case No. 08-45664. The Company emerged from Chapter 11 on December 28, 2009. The Company is the named defendant in several pre-petition lawsuits that, as of March 30, 2014, have not been resolved. Among the claims presently pending are claims brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. These claims were brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these claims, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

     Other claims presently pending against the Company are claims seeking unspecified damages brought by current or former contract chicken growers who allege, along with other assertions, that the Company breached grower contracts and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. In the case styled Shelia Adams, et al. v. Pilgrim’s Pride Corporation, on September 30, 2011, the trial court issued its findings of fact and conclusions of law stating that the Company violated section 192(e) of the Packers and Stockyards Act of 1921 by purportedly attempting to manipulate the price of chicken by idling the El Dorado, Arkansas complex and rejecting the El Dorado growers’ contracts. The trial court awarded damages in the amount of $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. Oral argument occurred December 3, 2012. On August 27, 2013, the Fifth Circuit reversed the judgment, and entered a judgment in favor of the Company. Plaintiffs thereafter filed a petition for rehearing en banc. Plaintiffs’ petition for rehearing was denied on October 15, 2013. On January 13, 2014, Plaintiffs filed a Petition for a Writ of Certiorari requesting the Supreme Court of the United States to accept their case for review. Plaintiff’s petition for a Writ of Certiorari was denied on February 24, 2014. The Fifth Circuit's decision and prior favorable trial court rulings regarding the El Dorado growers' claims suggest that the likelihood of any recovery by growers remaining in the case is too remote to maintain the previously-recorded loss accrual. Therefore, the Company reversed the accrual on September 1, 2013.

     As for the remaining chicken grower claims, the bench trial relating to the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex began on July 16, 2012. That bench trial concluded on August 2, 2012, but the Marshall Court postponed its ruling until the appeals process regarding the allegations asserted by the El Dorado growers was exhausted. The bench trial relating to the claims asserted by the plaintiffs from the Nacogdoches, Texas complex began on September 12, 2012, but was also postponed until the appeals process regarding the allegations asserted by the El Dorado growers was exhausted. The remaining bench trial for the plaintiffs from the De Queen and Batesville, Arkansas complexes was scheduled for October 29, 2012, but that trial date was canceled. Following the denial by the Supreme Court of the United States for a Writ of Certiorari related to the claims asserted by the plaintiffs from the El Dorado, Arkansas complex, the Marshall Court has requested briefing on the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex and has scheduled trial proceedings for allegations asserted by the plaintiffs from the Nacogdoches complex on August 25, 2014 and allegations asserted by the plaintiffs from the De Queen and Batesville, Arkansas complexes on October 27, 2014. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers’ claims is no longer considered reasonably possible, there can be no assurances that financial loss related to the remaining growers' claims may not be incurred or that other similar claims may not be brought against the Company.

     The United States Department of Treasury, IRS filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserted claims that total $74.7 million. We entered into two Stipulations with the IRS on December 12, 2012 that accounted for approximately $29.3 million of the amended proof of claim and should result in no additional tax due.

     In connection with the remaining claim for approximately $45.4 million included in the amended proof of claim, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 30, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court Case holding the loss that Gold Kist claimed for its tax year ended June 30, 2004 is capital in nature. On January 10, 2014, PPC filed both a Motion for Reconsideration and a Motion for Full Tax Court review of both its Motion for Reconsideration and any order issued in response to such motion. On March 10, 2014, the Tax Court denied both the Motion for Reconsideration and the Motion for Full Tax Court review. On April 14, 2014, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals.

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

17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

     The tables below present the condensed consolidating balance sheets as of March 30, 2014 and December 29, 2013, as well as the condensed consolidating statements of operations, comprehensive income and cash flows for the thirteen weeks ended March 30, 2014 and March 31, 2013 based on the guarantor structure.

CONDENSED CONSOLIDATING BALANCE SHEETS
March 30, 2014

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash and cash equivalents	$373,605	$—	$141,370	$—	$514,975
Investment in available-for-sale securities	37,005	—	—	—	37,005
Trade accounts and other receivables, less allowance for
doubtful accounts	328,375	1,409	43,825	—	373,609
Account receivable from JBS USA, LLC	3,220	—	—	—	3,220
Inventories	680,895	20,912	91,709	—	793,516
Income taxes receivable	13,596	—	7,626	(587)	20,635
Current deferred tax assets	—	9,902	506	(8,181)	2,227
Prepaid expenses and other current assets	45,413	260	27,241	—	72,914
Assets held for sale	5,849	—	—	—	5,849
Total current assets	1,487,958	32,483	312,277	(8,768)	1,823,950
Intercompany receivable	(86,466)	128,609	5	(42,148)	—
Investment in subsidiaries	501,431	—	—	(501,431)	—
Deferred tax assets	5,995	—	16,049	(5,995)	16,049
Other long-lived assets	33,472	—	180,423	(180,000)	33,895
Identified intangible assets, net	22,482	—	8,607	—	31,089
Property, plant and equipment, net	1,023,140	45,038	102,024	(4,768)	1,165,434
Total assets	$2,988,012	$206,130	$619,385	$(743,110)	$3,070,417
Current maturities of long-term debt	$205,357	$—	$—	$—	$205,357
Accounts payable	320,458	16,279	45,008	—	381,745
Account payable to JBS USA, LLC	6,144	—	—	—	6,144
Accrued expenses and other current liabilities	244,954	35,356	(4,580)	—	275,730
Income taxes payable	—	—	587	(587)	—
Current deferred tax liabilities	7,190	—	15,495	(7,190)	15,495
Total current liabilities	784,103	51,635	56,510	(7,777)	884,471
Long-term debt, less current maturities	527,077	—	—	(25,000)	502,077
Intercompany payable	—	—	42,148	(42,148)	—
Deferred tax liabilities	12,937	4,204	297	(6,986)	10,452
Other long-term liabilities	84,135	—	3,293	—	87,428
Total liabilities	1,408,252	55,839	102,248	(81,911)	1,484,428
Total Pilgrim’s Pride Corporation stockholders’
equity	1,579,760	150,291	514,283	(661,199)	1,583,135
Noncontrolling interest	—	—	2,854	—	2,854
Total stockholders’ equity	1,579,760	150,291	517,137	(661,199)	1,585,989
Total liabilities and stockholders’ equity	$2,988,012	$206,130	$619,385	$(743,110)	$3,070,417

CONDENSED CONSOLIDATING BALANCE SHEETS
December 29, 2013

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
			(In thousands)
Cash and cash equivalents	$413,092	$—	$95,114	$—	$508,206
Investment in available-for-sale securities	96,902	—	—	—	96,902
Trade accounts and other receivables, less
allowance for doubtful accounts	327,367	1,380	47,931	—	376,678
Account receivable from JBS USA, LLC	2,388	—	—	—	2,388
Inventories	696,604	20,215	92,013	—	808,832
Income taxes receivable	52,662	—	12,793	(587)	64,868
Current deferred tax assets	3,213	5,698	506	(7,190)	2,227
Prepaid expenses and other current assets	34,881	270	26,697	—	61,848
Assets held for sale	6,798	—	235	—	7,033
Total current assets	1,633,907	27,563	275,289	(7,777)	1,928,982
Intercompany receivable	(64,772)	114,707	—	(49,935)	—
Investment in subsidiaries	472,431	—	—	(472,431)	—
Deferred tax assets	5,995	—	18,924	(5,998)	18,921
Other long-lived assets	37,282	—	182,881	(180,000)	40,163
Identified intangible assets, net	23,463	—	9,062	—	32,525
Property, plant and equipment, net	1,009,711	44,643	102,221	(4,764)	1,151,811
Total assets	$3,118,017	$186,913	$588,377	$(720,905)	$3,172,402
Current maturities of long-term debt	$410,234	$—	$—	$—	$410,234
Accounts payable	308,154	12,711	49,495	—	370,360
Account payable to JBS USA, LLC	3,934	—	—	—	3,934
Accrued expenses and other current liabilities	269,062	33,821	(19,528)	—	283,355
Income taxes payable	—	—	587	(587)	—
Current deferred tax liabilities	7,190	—	15,515	(7,190)	15,515
Total current liabilities	998,574	46,532	46,069	(7,777)	1,083,398
Long-term debt, less current maturities	526,999	—	—	(25,000)	501,999
Intercompany payable	—	—	49,935	(49,935)	—
Deferred tax liabilities	13,944	5,698	297	(5,995)	13,944
Other long-term liabilities	77,228	—	3,231	—	80,459
Total liabilities	1,616,745	52,230	99,532	(88,707)	1,679,800
Total Pilgrim’s Pride Corporation stockholders’
equity	1,501,272	134,683	486,061	(632,198)	1,489,818
Noncontrolling interest	—	—	2,784	—	2,784
Total stockholders’ equity	1,501,272	134,683	488,845	(632,198)	1,492,602
Total liabilities and stockholders' equity	$3,118,017	$186,913	$588,377	$(720,905)	$3,172,402

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended March 30, 2014

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net sales	$1,753,068	$112,550	$257,995	$(105,548)	$2,018,065
Cost of sales	1,597,091	98,853	212,563	(105,548)	1,802,959
Gross profit	155,977	13,697	45,432	—	215,106
Selling, general and administrative expense	38,575	1,238	5,388	—	45,201
Administrative restructuring charges	1,713	—	—	—	1,713
Operating income	115,689	12,459	40,044	—	168,192
Interest expense, net	19,325	(14)	162	—	19,473
Interest income	(162)	—	(649)	—	(811)
Foreign currency transaction losses	3	—	334	—	337
Miscellaneous, net	(2,641)	1,645	(78)	68	(1,006)
Income before income taxes	99,164	10,828	40,275	(68)	150,199
Income tax expense (benefit)	32,806	5,764	13,442	—	52,012
Income before equity in earnings of consolidated
subsidiaries	66,358	5,064	26,833	(68)	98,187
Equity in earnings of consolidated subsidiaries	31,759	—	—	(31,759)	—
Net income (loss)	98,117	5,064	26,833	(31,827)	98,187
Less: Net loss attributable to noncontrolling interest	—	—	70	—	70
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$98,117	$5,064	$26,763	$(31,827)	$98,117

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended March 31, 2013

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net sales	$1,769,794	$75,660	$259,199	$(67,724)	$2,036,929
Cost of sales	1,704,798	66,934	214,487	(67,724)	1,918,495
Gross profit	64,996	8,726	44,712	—	118,434
Selling, general and administrative expense	37,484	1,008	5,500	—	43,992
Administrative restructuring charges	484	—	—	—	484
Operating income	27,028	7,718	39,212	—	73,958
Interest expense, net	24,683	—	138	—	24,821
Interest income	(3)	—	(213)	—	(216)
Foreign currency transaction losses	(10)	—	(7,614)	—	(7,624)
Miscellaneous, net	(1,715)	1,221	530	(41)	(5)
Income before income taxes	4,073	6,497	46,371	41	56,982
Income tax expense (benefit)	(5,871)	1,969	6,656	—	2,754
Income before equity in earnings of consolidated
subsidiaries	9,944	4,528	39,715	41	54,228
Equity in earnings of consolidated subsidiaries	44,638	—	—	(44,638)	—
Net income (loss)	54,582	4,528	39,715	(44,597)	54,228
Less: Net loss attributable to noncontrolling interest	—	—	(354)	—	(354)
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$54,582	$4,528	$40,069	$(44,597)	$54,582

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Thirteen Weeks Ended March 30, 2014

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net income (loss)	98,117	5,064	26,833	(31,827)	98,187
Other comprehensive loss:
Loss associated with available-for-sale
securities, net of tax	(36)	—	—	—	(36)
Loss associated with pension and other
postretirement benefits, net of tax	(5,786)	—	—	—	(5,786)
Total other comprehensive loss, net of tax	(5,822)	—	—	—	(5,822)
Comprehensive income (loss)	92,295	5,064	26,833	(31,827)	92,365
Less: Comprehensive loss attributable to
noncontrolling interests	—	—	70	—	70
Comprehensive income (loss) attributable to
Pilgrim's Pride Corporation	$92,295	$5,064	$26,763	$(31,827)	$92,295

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Thirteen Weeks Ended March 31, 2013

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net income (loss)	$54,582	$4,528	$39,715	$(44,597)	$54,228
Other comprehensive income:
Gains associated with pension and other
postretirement benefits, net of tax	10,410	—	—	—	10,410
Total other comprehensive income, net of tax	10,410	—	—	—	10,410
Comprehensive income (loss)	64,992	4,528	39,715	(44,597)	64,638
Less: Comprehensive loss attributable to
noncontrolling interests	—	—	(354)	—	(354)
Comprehensive income (loss) attributable to
Pilgrim's Pride Corporation	$64,992	$4,528	$40,069	$(44,597)	$64,992

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Thirteen Weeks Ended March 30, 2014

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash flows provided (used in) by operating activities	$147,553	$1,854	$46,362	$(68)	$195,701
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(43,177)	(1,854)	(2,729)	—	(47,760)
Purchases of investment securities	(37,000)	—	—	—	(37,000)
Proceeds from sale or maturity of investment securities	96,950	—	—	—	96,950
Proceeds from property sales and disposals	1,100	—	411	—	1,511
Cash provided by (used in) investing activities	17,873	(1,854)	(2,318)	—	13,701
Cash flows from financing activities:
Payments on long-term debt	(204,913)	—	—	—	(204,913)
Other financing activities	—	—	(68)	68	—
Cash provided by (used in) financing activities	(204,913)	—	(68)	68	(204,913)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,280	—	2,280
Increase (decrease) in cash and cash equivalents	(39,487)	—	46,256	—	6,769
Cash and cash equivalents, beginning of period	413,092	—	95,114	—	508,206
Cash and cash equivalents, end of period	$373,605	$—	$141,370	$—	$514,975

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Thirteen Weeks Ended March 31, 2013

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash flows provided (used in) by operating activities	$30,076	$1,445	$(10,923)	$41	$20,639
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(21,547)	(1,445)	(2,786)	—	(25,778)
Proceeds from property sales and disposals	1,054	—	606	—	1,660
Cash used in investing activities	(20,493)	(1,445)	(2,180)	—	(24,118)
Cash flows from financing activities:
Proceeds from long-term debt	288,500	—	—	—	288,500
Payments on long-term debt	(311,005)	—	—	—	(311,005)
Other financing activities	—	—	41	(41)	—
Cash provided by (used in) financing activities	(22,505)	—	41	(41)	(22,505)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,364	—	1,364
Increase (decrease) in cash and cash equivalents	(12,922)	—	(11,698)	—	(24,620)
Cash and cash equivalents, beginning of period	27,657	—	40,523	—	68,180
Cash and cash equivalents, end of period	$14,735	$—	$28,825	$—	$43,560

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

     We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. We have approximately 35,700 employees and have the capacity to process more than 34 million birds per week for a total of more than 9 billion pounds of live chicken annually. Approximately 3,750 contract growers supply poultry for our operations. As of March 30, 2014, JBS USA Holdings, Inc. (“JBS USA”), an indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.5% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.

     We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2014) in this report applies to our fiscal year and not the calendar year.

Executive Summary

     We reported net income attributable to Pilgrim’s Pride Corporation of $98.1 million, or $0.38 per diluted common share, for the thirteen weeks ended March 30, 2014 compared to net income attributable to Pilgrim’s Pride Corporation of $54.6 million, or $0.21 per diluted common share, for the thirteen weeks ended March 31, 2013. These operating results included gross profit of $215.1 million and $118.4 million, respectively. During the thirteen weeks ended March 30, 2014 and March 31, 2013, $195.7 million and $20.6 million of cash was provided by operations, respectively. At March 30, 2014, we had cash and cash equivalents totaling $515.0 million.

     Net sales generated in the thirteen weeks ended March 30, 2014 decreased $18.9 million, or 0.9%, from net sales generated in the thirteen weeks ended March 31, 2013 primarily because of a decrease in net sales per pound partially offset by an increase in sales volume. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced chicken products when compared to the same period in the prior year, contributed $54.7 million, or 2.7 percentage points, to the decrease in net sales. The impact of foreign currency translation associated with our Mexico operations also contributed $10.7 million, or 0.5 percentage points, to the decrease in net sales between the two periods. The increase in sales volume partially offset the decrease in net sales per pound and the impact of foreign currency translation by $46.5 million, or 2.3 percentage points.

     Despite strong demand in both the U.S. and Mexico for chicken products, our net sales were bridled by supply constraints caused by breeding flock reductions in prior years. Based on current information available from the U.S. Department of Agriculture, supplies of all three major proteins—beef, pork and chicken—are currently constrained compared to prior years and we believe these conditions will continue until mid-2015. We also believe the industry does not currently possess the physical capability to rapidly increase production. Consumer demand for chicken products, especially for tenders, small whole chickens and boneless, skinless breast portions, was strong in the thirteen weeks ended March 30, 2014 when compared to the same period in the prior year and remains strong as of the date of this report. Leg quarter demand also remains well supported in the thirteen weeks ended March 30, 2014 when compared to the same period in the prior year as boneless dark meat consumption has grown in the U.S. over the past year. The combination of strong demand and constrained supply has resulted in increased market prices for most chicken products.

     Market prices for corn decreased during the latter half of 2013 to a low of $4.12 per bushel but increased to a high of $4.92 per bushel in the thirteen weeks ended March 30, 2014. Soybean meal continued its volatility with a high of $470.50 per ton and a low of $416.50 per ton during the thirteen weeks ended March 30, 2014. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredient prices will not increase materially and that such increases would not negatively impact our financial position, results of operations and cash flow. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous two years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2014:
First Quarter	$4.92	$4.12	$470.50	$416.50
2013:
Fourth Quarter	4.49	4.12	464.60	392.80
Third Quarter	7.17	4.49	535.50	396.00
Second Quarter	7.18	6.29	490.30	391.80
First Quarter	7.41	6.80	438.50	398.20
2012:
Fourth Quarter	8.46	6.88	518.00	393.00
Third Quarter	8.49	5.70	541.80	407.50
Second Quarter	6.77	5.51	437.50	374.30
First Quarter	6.79	5.93	374.50	299.00

     We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity's price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended March 30, 2014 and March 31, 2013, we recognized net losses totaling $8.0 million and net gains of $4.9 million, respectively, related to changes in the fair values of our derivative financial instruments.

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

     Commodities such as corn, soybean meal, sorghum, wheat and soybean oil are actively traded through various exchanges with future market prices quoted on a daily basis. These quoted market prices, although a good indicator of the commodity's base price, do not represent the final price for which we can purchase these commodities. There are several components in addition to the quoted market price, such as freight, storage and seller premiums, that are included in the final price that we pay for grain. Although changes in quoted market prices may be a good indicator of the commodity’s base price, the components mentioned above may have a significant impact on the total change in grain costs recognized from period to period. Prices related to these individual components of the total price of corn were especially high in late 2013 as we transitioned from a year of record low corn stocks, primarily caused by drought conditions, to a year with normal corn stocks. Prices related to these individual components of the total price of corn returned to normal levels in the first quarter of 2014. Prices related to these individual components of the total price of soybean meal remain near historically high levels due to low soybean stocks in the U.S.

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

Results of Operations

Thirteen Weeks Ended March 30, 2014 Compared to Thirteen Weeks Ended March 31, 2013

     Net sales. Net sales generated in the thirteen weeks ended March 30, 2014 decreased $18.9 million, or 0.9%, from net sales generated in the thirteen weeks ended March 31, 2013. The following table provides net sales information:

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended March 31, 2013
Sources of net sales	March 30, 2014	Amount	Percent
	(In thousands, except percent data)
United States	$1,794,677	$(13,809)	(0.8)%	(a)
Mexico	223,388	(5,055)	(2.2)%	(b)
Total net sales	$2,018,065	$(18,864)	(0.9)%

(a)	U.S. net sales generated in the thirteen weeks ended March 30, 2014 decreased $13.8 million, or 0.8%, from U.S. net sales generated in the thirteen weeks ended March 31, 2013 primarily because of a decrease in net sales per pound partially offset by an increase in sales volume. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced fresh chicken products when compared to the same period in the prior year, contributed $39.4 million, or 2.2 percentage points, to the decrease in net sales. The increase in sales volume partially offset the decrease in net sales per pound by $25.6 million, or 1.4 percentage points. Included in U.S. net sales generated during the thirteen weeks ended March 30, 2014 and March 31, 2013 were net sales to JBS USA, LLC totaling $15.4 million and $16.1 million, respectively.
(b)	Mexico net sales generated in the thirteen weeks ended March 30, 2014 decreased $5.1 million, or 2.2%, from Mexico net sales generated in the thirteen weeks ended March 31, 2013 primarily because of a decrease in net sales per pound and the impact of foreign currency translation partially offset by an increase in sales volume. The decrease in net sales per pound, which resulted primarily from a shift in sales mix toward lower-priced live chickens, contributed $15.3 million, or 6.7 percentage points, to the decrease in net sales. The impact of foreign currency translation contributed $10.7 million, or 4.7 percentage points, to the decrease in net sales. The increase in sales volume, which resulted primarily from continued healthy demand for live chickens and chicken products, offset the decrease in net sales per pound and the impact of foreign currency translation by $20.9 million, or 9.2 percentage points. Other factors affecting the increase in Mexico net sales were immaterial.

     Gross profit. Gross profit increased by $96.7 million, or 81.6%, from a profit of $118.4 million generated in the thirteen weeks ended March 31, 2013 to a profit of $215.1 million generated in the thirteen weeks ended March 30, 2014. The following tables provide information regarding gross profit and cost of sales information:

		Change from		Percent of Net Sales
	Thirteen	Thirteen Weeks Ended		Thirteen Weeks Ended
	Weeks Ended	March 31, 2013
Components of gross profit	March 30, 2014	Amount	Percent	March 30, 2014	March 31, 2013
	In thousands, except percent data
Net sales	$2,018,065	$(18,864)	(0.9)%	100.0%	100.0%
Cost of sales	1,802,959	(115,536)	(6.0)%	89.3%	94.2%	(a)(b)
Gross profit	$215,106	$96,672	81.6%	10.7%	5.8%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended March 31, 2013
Sources of gross profit	March 30, 2014	Amount	Percent
	(In thousands, except percent data)
United States	$172,700	$94,050	119.6	% (a)
Mexico	42,406	2,622	6.6	% (b)
Total gross profit	$215,106	$96,672	81.6%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended March 31, 2013
Sources of cost of sales	March 30, 2014	Amount	Percent
	(In thousands, except percent data)
United States	$1,621,977	$(107,859)	(6.2	)% (a)
Mexico	180,982	(7,677)	(4.1	)% (b)
Total cost of sales	$1,802,959	$(115,536)	(6.0)%

(a)	Cost of sales incurred by the U.S. operations during the thirteen weeks ended March 30, 2014 decreased $107.9 million, or 6.2%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended March 31, 2013. Cost of sales decreased primarily because of a $143.3 million decrease in feed ingredients costs, a $9.3 million decrease in employee wages and benefits, a $7.6 million decrease in co-pack labor and meat and a $6.6 million decrease in freight and storage costs. These decreases in cost of sales components were partially offset by derivative losses of $8.0 million recognized in the thirteen weeks ended March 30, 2014 as compared to derivative gains of $4.9 million recognized during the same period in the prior year. These decreases in cost of sales components were also partially offset by a $7.1 million increase in utilities costs and a $5.8 million increase in contract grower costs, Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during the thirteen weeks ended March 30, 2014 decreased $7.7 million, or 4.1%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended March 31, 2013. Cost of sales increased primarily because of decreases in both feed ingredients costs and imported product costs and the impact of foreign currency translation partially offset by the impact of an increase in sales volume. Decreases in feed ingredient costs and imported product costs contributed $11.6 million, or 6.1 percentage points, and $4.7 million, or 2.5 percentage points, respectively, to the decrease in costs of sales. The impact of foreign currency translation contributed $8.6 million, or 4.5 percentage points, to the decrease in cost of sales. The impact of increased sales volume, which resulted primarily from strong demand for live chickens and chicken products, offset the decrease in cost of sales by $17.3 million, or 9.2 percentage points. Other factors affecting cost of sales were immaterial.

     Operating income. Operating income increased by $94.2 million, or 127.4%, from income of $74.0 million generated in the thirteen weeks ended March 31, 2013 to income of $168.2 million generated in the thirteen weeks ended March 30, 2014. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

		Change from
	Thirteen	Thirteen Weeks Ended		Percent of Net Sales
	Weeks Ended	March 31, 2013		Thirteen Weeks Ended
Components of operating income	March 30, 2014	Amount	Percent	March 30, 2014	March 31, 2013
	(In thousands, except percent data)
Gross profit	$215,106	$96,672	81.6%	10.7%	5.8%
SG&A expense	45,201	1,209	2.7%	2.2%	2.2%	(a)(b)
Administrative restructuring charges	1,713	1,229	253.9%	0.1%	—%	(c)
Operating income	$168,192	$94,234	127.4%	8.4%	3.6%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended March 31, 2013
Sources of operating income	March 30, 2014	Amount	Percent
	(In thousands, except percent data)
United States	$130,580	$91,916	237.7%
Mexico	37,612	2,318	6.6%
Total operating income	$168,192	$94,234	127.4%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended March 31, 2013
Sources of SG&A expense	March 30, 2014	Amount	Percent
	(In thousands, except percent data)
United States	$40,407	$905	2.3	% (a)
Mexico	4,794	304	6.8	% (b)
Total SG&A expense	$45,201	$1,209	2.7%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended March 31, 2013
Sources of administrative restructuring charges	March 30, 2014	Amount	Percent
	(In thousands, except percent data)
United States	$1,713	$1,229	253.9	% (c)
Mexico	—	—	NA
Total administrative restructuring charges	$1,713	$1,229	253.9%

(a)	SG&A expense incurred by the U.S. operations during the thirteen weeks ended March 30, 2014 increased $0.9 million, or 2.3%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended March 31, 2013 primarily because of a $4.4 million increase in employee wages and benefits that was partially offset by a $1.5 million decrease in outside services costs and professional fees, a $1.1 million decrease in bad debt expense and a $0.6 million decrease in depreciation and amortization costs. Other factors affecting SG&A expense were immaterial.
(b)	SG&A expense incurred by the Mexico operations during the thirteen weeks ended March 30, 2014 increased $0.3 million, or 6.8%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended March 31, 2013 primarily because of a $0.9 million increase in employee wages and benefits and a $0.2 million increase in management fees charged by the U.S. operations that were partially offset by an $0.8 million decrease in outside services costs and professional fees. Other factors affecting SG&A expense were immaterial.
(c)	Administrative restructuring charges incurred during the thirteen weeks ended March 30, 2014 increased $1.2 million from administrative restructuring charges incurred during the thirteen weeks ended March 31, 2013. During the thirteen weeks ended March 30, 2014, we incurred administrative restructuring charges composed of (i) employee-related costs of $0.5 million, (ii) live operations rationalization costs of $0.5 million, (iii) inventory valuation costs of $0.3 million and (iv) other exit or disposal costs of $0.4 million. During the thirteen weeks ended March 31, 2013, we incurred administrative restructuring charges related to live operations rationalization totaling $0.5 million.

     Net interest expense. Net interest expense decreased 24.2% to $18.7 million recognized in the thirteen weeks ended March 30, 2014 from $24.6 million recognized in the thirteen weeks ended March 31, 2013 primarily because of a decrease in average borrowings that was partially offset by a higher weighted average interest rate compared to the same period in the prior year. Average borrowings decreased from $1.15 billion in the thirteen weeks ended March 31, 2013 to $705.2 million in the thirteen weeks ended March 30, 2014. The weighted average interest rate recognized increased from 7.13% in the thirteen weeks ended March 31, 2013 to 8.20% in the thirteen weeks ended March 30, 2014.

     Income taxes. We recognized income tax expense of $52.0 million, a 34.6% effective tax rate, for the thirteen weeks ended March 30, 2014 compared to income tax expense of $2.8 million, a 4.8% effective tax rate, for the thirteen weeks ended March 31, 2013. The income tax expense recognized for the thirteen weeks ended March 30, 2014 was primarily the result of the tax expense recorded on our year-to-date income. We experienced a higher effective tax rate in the thirteen weeks ended March 30, 2014 and expect to experience a higher effective tax rate in the future due to a 2013 decrease in the total valuation allowance that resulted primarily from the utilization of almost all of our domestic net operating losses. The income tax expense recognized for the thirteen weeks ended March 31, 2013 was primarily the result of the tax expense recorded on our year-to-date income offset by a decrease in valuation allowance as a result of year-to-date earnings.

Liquidity and Capital Resources

     The following table presents our available sources of liquidity as of March 30, 2014:

	Facility	Amount	Amount
Source of Liquidity	Amount	Outstanding	Available
		(In millions)
Cash and cash equivalents			$515.0
Short-term investments in available-for-sale securities			37.0
Borrowing arrangements:
U.S. Credit Facility	$700.0	—	664.8	(a)
Mexico Credit Facility	42.6	—	42.6	(b)

(a)	Actual borrowings by the Company under the U.S. Credit Facility (as described below) are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at March 30, 2014 was $694.4 million. Availability under the U.S. Credit Facility is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at March 30, 2014 totaled $29.6 million.
(b)	Under the Mexico Credit Facility (as described below), if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the Mexico Credit Facility is less than 1.25 to 1.00, the loans and letters of credit under the Mexico Credit Facility will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of the loan parties. The borrowing base formula will be reduced by trade payables of the loan parties. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the Mexico Credit Facility being equal to or greater than the greater of 20% of the revolving commitments under the Mexico Credit Facility and 100.0 million Mexican pesos for a period of 60 consecutive days.

Long-Term Debt and Other Borrowing Arrangements

     At March 30, 2014, we had an aggregate principal balance of $500.0 million of 7 ⅞% Senior Notes due 2018 outstanding that are registered under the Securities Act of 1933. Additionally, we had an aggregate principal balance of $3.6 million of 7 ⅝% senior unsecured notes due 2015 and 8 ⅜% senior subordinated unsecured notes due 2017 outstanding at March 30, 2014.

     On June 23, 2011, we entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, we agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of our company or its subsidiaries.

     We and certain of our subsidiaries entered into a credit agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto, which was amended and restated on August 7, 2013. As of March 30, 2014, the U.S. Credit Facility provided for a $700.0 million revolving credit facility, a Term B facility of approximately $205.2 million and a delayed draw term loan commitment of up to $400 million (the “Delayed Draw Term Loans”). We can draw upon the Delayed Draw Term Loan commitment, in one or more advances, between May 1, 2014 and December 28, 2014. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Delayed Draw Term Loan commitment by up to an additional $500.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. The U.S. Credit Facility also provides for a $100 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. The revolving loan commitment under the U.S. Credit Facility matures on August 7, 2018. Any Delayed Draw Term Loans would be payable in quarterly installments beginning in fiscal year 2015 equal to 1.875% of the principal outstanding as of December 28, 2014, with all remaining principal and interest due at maturity on August 7, 2018. On March 30, 2014, a principal amount of $205.2 million under the Term B loans commitment was outstanding. This principal amount was paid in full on April 28, 2014.

     On October 19, 2011, Avícola Pilgrim's Pride de México, S.A. de C.V. , Pilgrim's Pride S. de R.L. de C.V. and certain Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. As of March 30, 2014, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $42.6 million. There were no outstanding borrowings under the Mexico Credit Facility at March 30, 2014.

     See “Note 9. Long-Term Debt and Other Borrowing Arrangements” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to our long-term debt and other borrowing arrangements.

Off-Balance Sheet Arrangements

     We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $1.4 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.

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

Historical Flow of Funds

     Cash provided by operating activities was $195.7 million and $20.6 million for the thirteen weeks ended March 30, 2014 and March 31, 2013, respectively. The increase in cash flows provided by operating activities was primarily as a result of net income and working capital changes for the thirteen weeks ended March 30, 2014 as compared to the thirteen weeks ended March 31, 2013.

     Our working capital position, which we define as current assets less current liabilities, increased $93.9 million to $939.5 million and a current ratio of 2.06 at March 30, 2014 compared to $845.6 million and a current ratio of 1.78 at December 29, 2013. Our working capital position increased $44.6 million to $857.1 million and a current ratio of 2.22 at March 31, 2013 compared to $812.6 million and a current ratio of 2.11 at December 30, 2012. The increase in working capital during both the thirteen weeks ended March 30, 2014 and March 31, 2013 was primarily the result of the generation of cash from operations.

     Trade accounts and other receivables decreased $2.2 million, or 0.6%, to $376.8 million at March 30, 2014 from $379.1 million at December 29, 2013. The change in trade accounts and other receivables resulted primarily from a $2.8 million decrease in trade receivables attributable to lower net sales, a $1.4 million decrease in receivables related to freight rebates and a $0.6 million decrease in receivables related to insurance recoveries. Trade accounts and other receivables increased $7.8 million, or 2.0%, to $394.2 million at March 31, 2013 from $386.4 million at December 30, 2012. The change in trade accounts and other receivables resulted primarily from increased sales price per pound in Mexico and the impact that a stronger Mexican peso-to-U.S. dollar exchange rate had on peso-denominated receivables.

     Inventories decreased $15.3 million, or 1.9%, to $793.5 million at March 30, 2014 from $808.8 million at December 29, 2013. The change in inventories was primarily due to decreased costs for feed grains and their impact on the value of our live chicken inventories. Inventories increased $22.1 million, or 2.3%, to $972.4 million at March 31, 2013 from $950.3 million at December 30, 2012. The change in inventories was primarily due to increases in live chicken and feed ingredients costs.

     Prepaid expenses and other current assets increased $11.1 million, or 17.9%, to $72.9 million at March 30, 2014 from $61.8 million at December 29, 2013. This change resulted primarily from a $10.4 million increase in margin cash on deposit with our derivatives traders. Prepaid expenses and other current assets increased $8.4 million, or 15.0%, to $64.4 million at March 31, 2013 from $56.0 million at December 30, 2012. This change resulted primarily from a $3.1 million increase in tax receivables and an increase of $3.3 million in outstanding derivatives.

     Accounts payable, including accounts payable to JBS USA, increased $13.6 million, or 3.6%, to $387.9 million at March 30, 2014 from $374.3 million at December 29, 2013. This change resulted primarily from an $11.3 million increase in trade payables and the $2.2 million increase in the payable to JBS USA. Days payable outstanding increased because we moved more accounts to our structured payables program. Accounts payable, including accounts payable to JBS USA, decreased $28.2 million, or 8.7%, to $297.6 million at March 31, 2013 from $325.8 million at December 30, 2012. This change resulted primarily from the decrease of days payable outstanding in the U.S. at March 31, 2013 when compared to December 30, 2012, a decrease in Mexico of $5.8 million related primarily to the timing of disbursements at December 30, 2012 and the decrease in the payable to JBS USA from $13.4 million at December 30, 2012 to $7.0 million at March 31, 2013.

     Accrued expenses and other current liabilities decreased $7.6 million, or 2.7%, to $275.7 million at March 30, 2014 from $283.4 million at December 29, 2013. This change resulted primarily from a $24.5 million decrease in accrued incentive compensation costs that was partially offset by a $9.7 million increase in accrued interest and a $6.0 million increase in accrued health insurance costs. Accrued expenses and other current liabilities increased $1.1 million, or 0.4%, to $284.6 million at March 31, 2013 from $283.5 million at December 30, 2012. This change in accrued expenses and other current liabilities was immaterial when compared to December 30, 2012.

     Income taxes, which includes income taxes receivable, income taxes payable, both current and noncurrent deferred tax assets, both current and noncurrent deferred tax liabilities and reserves for uncertain tax positions, changed from a net asset position of $18.8 million at December 29, 2013 to a net liability position of $16.9 million at March 30, 2014. This change resulted primarily from tax expense recorded on our year-to-date income that was based on a higher effective tax rate. We experienced a higher effective tax rate in the thirteen weeks ended March 30, 2014 due to a 2013 decrease in the total valuation allowance that resulted primarily from the utilization of almost all of our domestic net operating losses.

     Cash provided by investing activities was $13.7 million for the thirteen weeks ended March 30, 2014 and cash used in investing activities was $24.1 million for the thirteen weeks ended March 31, 2013. Capital expenditures totaled $47.8 million and $25.8 million in the thirteen weeks ended March 30, 2014 and March 31, 2013, respectively. Capital expenditures increased by $22.0 million primarily because of the number of projects that were active at March 30, 2014 when compared to March 31, 2013. Capital expenditures for 2014 cannot exceed $350.0 million under the terms of the U.S. Credit Facility. Cash was used to purchase investment securities totaling $37.0 million in the thirteen weeks ended March 30, 2014. Cash proceeds from the sale or maturity of investment securities totaled $97.0 million in the thirteen weeks ended March 30, 2014. Cash proceeds from property disposals in the thirteen weeks ended March 30, 2014 and March 30, 2013 were $1.5 million and $1.7 million, respectively.

     Cash used in financing activities was $204.9 million and $22.5 million in the thirteen weeks ended March 30, 2014 and March 31, 2013, respectively. Cash proceeds drawn from our revolving line of credit and long-term borrowings totaled $288.5 million in the thirteen weeks ended March 31, 2013. No cash proceeds were drawn from our revolving line of credit and long-term borrowings in the thirteen weeks ended March 30, 2014. Cash was used to repay revolving line of credit obligations, long-term borrowings and capital lease obligations totaling $204.9 million and $311.0 million in the thirteen weeks ended March 30, 2014 and March 31, 2013, respectively.

     Contractual obligations at March 30, 2014 were as follows:

	Payments Due by Period
		Less than	One to	Three to	Greater than
Contractual Obligations(a)	Total	One Year	Three Years	Five Years	Five Years
			(In thousands)
Long-term debt(b)	$708,852	$205,219	$116	$503,517	$—
Interest(c)	224,273	63,123	80,770	80,266	114
Capital leases	902	194	299	245	164
Operating leases	19,928	7,344	9,881	2,703	—
Derivative liabilities	6,638	6,638	—	—	—
Purchase obligations(d)	125,448	116,296	9,152	—	—
Total	$1,086,041	$398,814	$100,218	$586,731	$278

(a)	The total amount of PPC’s unrecognized tax benefits at March 30, 2014 was $17.2 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.
(b)	Long-term debt is presented at face value and excludes $29.6 million in letters of credit outstanding related to normal business transactions. In April 2014, we paid the outstanding principal under the Term B loans in full. This payment is not reflected in the table.
(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of March 30, 2014.
(d)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

Critical Accounting Policies

     During the thirteen weeks ended March 30, 2014, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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

     Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of March 30, 2014. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended March 30, 2014, such a change would have resulted in a change to cost of sales of $74.3 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at March 30, 2014 would be $10.7 million, excluding any potential impact on the production costs of our chicken inventories.

     The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal, sorghum and natural gas prices on March 30, 2014 would have resulted in a change of approximately $1.1 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.

Interest Rates

     Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have increased the fair value of our fixed rate debt by approximately $4.8 million as of March 30, 2014.

Foreign Currency

     Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. We currently anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $0.3 million and a gain of $7.6 million in the thirteen weeks ended March 30, 2014 and March 31, 2013, respectively. The average exchange rates for the thirteen weeks ended March 30, 2014 and March 31, 2013 were 13.19 Mexican pesos to one U.S. dollar and 12.63 Mexican pesos to one U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

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

  The impact of uncertainties in litigation; and

  Other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 as filed with the SEC.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of March 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Grower Claims and Proceedings

     On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled “Shelia Adams, et al. v. Pilgrim’s Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 US C. § 192 of the Packers and Stockyards Act of 1921 (the “PSA”); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by nondisclosure. The case relates to our Farmerville, Louisiana; Nacogdoches, Texas; and the El Dorado, De Queen and Batesville, Arkansas complexes. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the U.S. District for the Eastern Court of Texas (“Marshall Court”). The motion was filed with the U.S. District Court for the Northern District of Texas-Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference. We filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs’ motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs’ Amended Complaint with the Marshall Court. A bench trial commenced on June 16, 2011. The trial concluded as to the El Dorado growers on August 25, 2011. On September 30, 2011, the Marshall Court issued its Findings of Facts and Conclusions of Law and Judgment finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e), and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. Afterward, we filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, we appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. Oral argument occurred on December 3, 2012. On August 27, 2013, the Fifth Circuit reversed the judgment, and entered a judgment in favor of the Company. Plaintiffs thereafter filed a petition for rehearing en banc. Plaintiffs’ petition for rehearing was denied on October 15, 2013. On January 13, 2014, Plaintiffs filed a Petition for a Writ of Certiorari requesting the Supreme Court of the United States to accept their case for review. Plaintiff’s petition for a Writ of Certiorari was denied on February 24, 2014. The Fifth Circuit's decision and prior favorable trial court rulings regarding the El Dorado growers' claims suggest that the likelihood of any recovery by growers remaining in the case is too remote to maintain the previously-recorded loss accrual. Therefore, the Company reversed the accrual on September 1, 2013.

     As for the remaining chicken grower claims, the bench trial relating to the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex began on July 16, 2012. That bench trial concluded on August 2, 2012, but the Marshall Court postponed its ruling until the appeals process regarding the allegations asserted by the El Dorado growers was exhausted. The bench trial relating to the claims asserted by the plaintiffs from the Nacogdoches, Texas complex began on September 12, 2012, but was also postponed until the appeals process regarding the allegations asserted by the El Dorado growers was exhausted. The remaining bench trial for the plaintiffs from the De Queen and Batesville, Arkansas complexes was scheduled for October 29, 2012, but that trial date was canceled. Following the denial by the Supreme Court of the United States for a Writ of Certiorari related to the claims asserted by the plaintiffs from the El Dorado, Arkansas complex, the Marshall Court has requested briefing on the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex and has scheduled trial proceedings for allegations asserted by the plaintiffs from the Nacogdoches complex on August 25, 2014 and allegations asserted by the plaintiffs from the De Queen and Batesville, Arkansas complexes on October 27, 2014. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers’ claims is no longer considered reasonably possible, there can be no assurances that financial loss related to the remaining growers' claims may not be incurred or that other similar claims may not be brought against the Company.

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

     In connection with the remaining claim of $45.4 million included in the amended proof of claim, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 30, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court Case holding the loss that Gold Kist claimed for its tax year ended June 30, 2004 is capital in nature. On January 10, 2014, PPC filed both a Motion for Reconsideration and a Motion for Full Tax Court review of both its Motion for Reconsideration and any order issued in response to such motion. On March 10, 2014, the Tax Court denied both the Motion for Reconsideration and the Motion for Full Tax Court review. On April 14, 2014, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals.

     We can provide no assurances as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us related to the above Tax Court case related to Gold Kist’s tax year ended June 30, 2004. If adversely determined, the outcome could have a material effect on the Company’s operating results and financial position.

Other Claims and Proceedings

     We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our 2013 Annual Report on Form 10-K, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

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

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended March 30, 2014 and March 31, 2013.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: May 1, 2014	/s/ Fabio Sandri
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

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended March 30, 2014 and March 31, 2013.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.