Form 10-Q
period 2014-06-29
PILGRIMS PRIDE CORP
filed 2014-07-31
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of July 30, 2014, was 259,029,033.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2014	December 29, 2013
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$527,412	$508,206
Investment in available-for-sale securities	—	96,902
Trade accounts and other receivables, less allowance for doubtful accounts	404,866	376,678
Account receivable from JBS USA, LLC	4,376	2,388
Inventories	837,333	808,832
Income taxes receivable	—	64,868
Current deferred tax assets	2,227	2,227
Prepaid expenses and other current assets	82,066	61,848
Assets held for sale	5,415	7,033
Total current assets	1,863,695	1,928,982
Deferred tax assets	87,544	18,921
Other long-lived assets	31,664	40,163
Identified intangible assets, net	29,654	32,525
Property, plant and equipment, net	1,173,868	1,151,811
Total assets	$3,186,425	$3,172,402

Accounts payable	$387,466	$370,360
Account payable to JBS USA, LLC	4,632	3,934
Accrued expenses and other current liabilities	290,859	283,355
Income taxes payable	120,846	—
Current deferred tax liabilities	15,622	15,515
Current maturities of long-term debt	257	410,234
Total current liabilities	819,682	1,083,398
Long-term debt, less current maturities	502,039	501,999
Deferred tax liabilities	—	13,944
Other long-term liabilities	90,205	80,459
Total liabilities	1,411,926	1,679,800
Common stock	2,590	2,590
Additional paid-in capital	1,655,496	1,653,119
Retained earnings (accumulated deficit)	168,321	(120,156)
Accumulated other comprehensive loss	(55,179)	(45,735)
Total Pilgrim’s Pride Corporation stockholders’ equity	1,771,228	1,489,818
Noncontrolling interest	3,271	2,784
Total stockholders’ equity	1,774,499	1,492,602
Total liabilities and stockholders’ equity	$3,186,425	$3,172,402
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands, except per share data)
Net sales	$2,186,816	$2,184,119	$4,204,881	$4,221,048
Cost of sales	1,837,341	1,901,611	3,640,300	3,820,106
Gross profit	349,475	282,508	564,581	400,942
Selling, general and administrative expense	48,607	44,099	93,808	88,091
Administrative restructuring charges	438	480	2,151	964
Operating income	300,430	237,929	468,622	311,887
Interest expense, net of capitalized interest	14,562	22,965	34,035	47,786
Interest income	(992)	(707)	(1,803)	(923)
Foreign currency transaction loss (gain)	(1,819)	9,713	(1,482)	2,089
Miscellaneous, net	(993)	(717)	(1,999)	(722)
Income before income taxes	289,672	206,675	439,871	263,657
Income tax expense	99,227	15,884	151,239	18,638
Net income	190,445	190,791	288,632	245,019
Less: Net income (loss) attributable to noncontrolling interests	85	86	155	(268)
Net income attributable to Pilgrim’s Pride Corporation	$190,360	$190,705	$288,477	$245,287

Weighted average shares of common stock outstanding:
Basic	258,977	258,826	258,950	258,825
Effect of dilutive common stock equivalents	597	332	560	230
Diluted	259,574	259,158	259,510	259,055

Net income attributable to Pilgrim's Pride Corporation per share of common stock outstanding:
Basic	$0.73	$0.74	$1.11	$0.95
Diluted	$0.73	$0.74	$1.11	$0.95
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Net income	$190,445	$190,791	$288,632	$245,019
Other comprehensive income:
Gain (loss) associated with available-for-sale securities, net of tax expense of $(3), $0, $(20) and $0, respectively	7	—	(29)	—
Gain (loss) associated with pension and other postretirement benefits, net of tax benefit of $2,200, $0, $5,709 and $0, respectively	(3,629)	25,391	(9,415)	35,801
Total other comprehensive income (loss), net of tax	(3,622)	25,391	(9,444)	35,801
Comprehensive income	186,823	216,182	279,188	280,820
Less: Comprehensive income (loss) attributable to noncontrolling interests	85	86	155	(268)
Comprehensive income attributable to Pilgrim's Pride Corporation	$186,738	$216,096	$279,033	$281,088
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
	(In thousands)
Balance at December 29, 2013	259,029	$2,590	$1,653,119	$(120,156)	$(45,735)	$2,784	$1,492,602
Net income	—	—	—	288,477	—	155	288,632
Other comprehensive loss, net of tax	—	—	—	—	(9,444)	—	(9,444)
Issuance of subsidiary common stock	—	—	—	—	—	332	332
Share-based compensation plans:
Requisite service period recognition	—	—	2,377	—	—	—	2,377
Balance at June 29, 2014	259,029	$2,590	$1,655,496	$168,321	$(55,179)	$3,271	$1,774,499

Balance at December 30, 2012	258,999	$2,590	$1,642,003	$(669,711)	$(68,511)	$2,626	$908,997
Net income	—	—	—	245,287	—	(268)	245,019
Other comprehensive income, net of tax					35,801		35,801
Share-based compensation plans:
Common stock issued under compensation plans	30	—	—	—	—	—	—
Requisite service period recognition	—	—	1,603	—	—	—	1,603
Balance at June 30, 2013	259,029	2,590	$1,643,606	$(424,424)	$(32,710)	$2,358	$1,191,420
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$288,632	$245,019
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	76,521	75,939
Foreign currency transaction loss (gain)	(1,077)	1,338
Accretion of bond discount	228	228
Loss (gain) on property disposals	(1,139)	(824)
Gain on investment securities	(48)	—
Share-based compensation	2,377	1,603
Deferred income tax benefit	(79,619)	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	(29,702)	(7,654)
Inventories	(28,257)	(579)
Prepaid expenses and other current assets	(20,054)	(15,114)
Accounts payable, accrued expenses and other current liabilities	24,918	7,097
Income taxes	182,948	4,687
Deposits	—	480
Long-term pension and other postretirement obligations	94	(2,149)
Other operating assets and liabilities	369	856
Cash provided by operating activities	416,191	310,927
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(90,814)	(48,969)
Purchases of investment securities	(37,000)	—
Proceeds from sale or maturity of investment securities	133,950	—
Proceeds from property disposals	4,357	2,883
Cash provided by (used in) investing activities	10,493	(46,086)
Cash flows from financing activities:
Proceeds from revolving line of credit	—	505,600
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(410,165)	(758,251)
Sale of subsidiary common stock	332	—
Cash used in financing activities	(409,833)	(252,651)
Effect of exchange rate changes on cash and cash equivalents	2,355	(2,139)
Increase (decrease) in cash and cash equivalents	19,206	10,051
Cash and cash equivalents, beginning of period	508,206	68,180
Cash and cash equivalents, end of period	$527,412	$78,231
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 100 countries. Pilgrim's fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim's has approximately 35,500 employees and has the capacity to process more than 34 million birds per week for a total of more than 10 billion pounds of live chicken annually. Approximately 3,750 contract growers supply poultry for the Company's operations. As of June 29, 2014, JBS USA Holdings, Inc. (“JBS USA”), an indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.5% of the Company's outstanding common stock.
Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended June 29, 2014 are not necessarily indicative of the results that may be expected for the year ending December 28, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. The provisions of the new guidance will be effective as of the beginning of our 2017 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard.
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
As of June 29, 2014 and December 29, 2013, the Company held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities and deferred compensation plan assets. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments. The Company maintains nonqualified deferred compensation plans for executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The following items were measured at fair value on a recurring basis:

	June 29, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$4,126	$—	$—	$4,126
Derivative assets - commodity options instruments	—	16	—	16
Deferred compensation plan assets	7,189	—	—	7,189
Derivative liabilities - commodity futures instruments	(3,928)	—	—	(3,928)
Derivative liabilities - commodity options instruments	—	(4,238)	—	(4,238)
Derivative liabilities - foreign currency instruments	(396)	—	—	(396)
Long-term debt and other borrowing arrangements:
Public bonds and notes	535,404	—	—	535,404
Capitalized lease obligations	—	—	672	672

	December 29, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in available-for-sale securities	$—	$96,902	$—	$96,902
Derivative assets - commodity futures instruments	1,494	—	—	1,494
Derivative assets - commodity options instruments	—	1,395	—	1,395
Derivative assets - foreign currency instruments	1,214	—	—	1,214
Deferred compensation plan assets	7,208	—	—	7,208
Derivative liabilities - commodity futures instruments	(1,728)	—	—	(1,728)
Long-term debt and other borrowing arrangements:
Public bonds and notes	552,592	—	—	552,592
Term notes	—	—	424,650	424,650
Capitalized lease obligations	—	—	704	704

	Term Notes and Revolver		Capitalized Lease Obligations
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Change in Value of Level 3 Liabilities:	(In thousands)
Balance, beginning of period	$424,650	$686,435	$704	$880
Borrowings	—	509,500	—	—
Payments	(410,099)	(762,091)	(66)	(61)
Change in fair value inputs	(14,551)	(7,620)	34	(32)
Balance, end of period	$—	$426,224	$672	$787
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

	June 29, 2014		December 29, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Note Reference
		(In thousands)
Short-term investments in available-for-sale securities	$—	$—	$96,902	$96,902	5
Derivative assets - commodity futures instruments	4,126	4,126	1,494	1,494	6
Derivative assets - commodity options instruments	16	16	1,395	1,395	6
Derivative assets - foreign currency instruments	—	—	1,214	1,214	6
Deferred compensation plan assets	7,189	7,189	7,208	7,208
Derivative liabilities - commodity futures instruments	(3,928)	(3,928)	(1,728)	(1,728)	6
Derivative liabilities - commodity options instruments	(4,238)	(4,238)	—	—	6
Derivative liabilities - foreign currency instruments	(396)	(396)	—	—	6
Long-term debt and other borrowing arrangements	502,296	536,077	(912,233)	(977,946)	9

Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Deferred compensation plan assets were recorded at fair value based on quoted market prices and are included in the line item Other assets in the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at June 29, 2014 or December 29, 2013, as applicable.
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
3.     TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	June 29, 2014	December 29, 2013
	(In thousands)
Trade accounts receivable	$394,863	$369,715
Account receivable from JBS USA, LLC	4,376	2,388
Employee receivables	737	14
Notes receivable - current	1,200	—
Other receivables	11,100	11,005
Receivables, gross	412,276	383,122
Allowance for doubtful accounts	(3,034)	(4,056)
Receivables, net	$409,242	$379,066
4.     INVENTORIES
Inventories consisted of the following:

	June 29, 2014	December 29, 2013
	(In thousands)
Live chicken and hens	$397,300	$368,582
Feed, eggs and other	224,139	216,045
Finished chicken products	215,386	223,932
Total chicken inventories	836,825	808,559
Commercial feed and other	508	273
Total inventories	$837,333	$808,832

5.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	June 29, 2014		December 29, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$177,653	$177,653	$103,121	$103,124
Other	22,724	22,728	56	56
Short-term investments:
Fixed income securities	$—	$—	$96,902	$96,902
All of the fixed income securities classified as cash and cash equivalents above mature within 90 days and all of the fixed income securities classified as short-term investments above mature within one year. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains recognized during the thirteen and twenty-six weeks ended June 29, 2014 related to the Company's available-for-sale securities totaled approximately $0.1 million and $0.3 million, respectively. No gross realized losses were recognized during the thirteen and twenty-six weeks ended June 29, 2014 and no gross realized gains or losses were recognized during the thirteen and twenty-six weeks ended June 30, 2013. Proceeds received from the sale or maturity of available-for-sale securities during the twenty-six weeks ended June 29, 2014 and June 30, 2013 are disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company's available-for-sale securities recognized during the twenty-six weeks ended June 29, 2014 and June 30, 2013 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the twenty-six weeks ended June 29, 2014 and June 30, 2013 are disclosed in “Note 12. Stockholders' Equity.”
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
The Company has operations in Mexico and, therefore, has exposure to translational foreign exchange risk when the financial results of those operations are translated to U.S. dollars. Generally, the Company purchases derivative financial instruments such as foreign currency forward contracts to manage this translational foreign exchange risk.
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
We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized net losses of $6.1 million and net gains of $8.9 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended June 29, 2014 and June 30, 2013, respectively. We also recognized net losses of $14.1 million and net gains of $13.8 million related to changes in the fair value of our derivative financial instruments during the twenty-six weeks ended June 29, 2014 and June 30, 2013, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	June 29, 2014	December 29, 2013
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$4,142	$2,889
Commodity derivative liabilities	(8,166)	(1,728)
Cash collateral posted with brokers	18,370	4,142
Foreign currency derivative assets	—	1,214
Foreign currency derivative liabilities	(396)	—
Derivatives coverage(a):
Corn	(4.4)%	1.1%
Soybean meal	(27.2)%	(3.6)%
Period through which stated percent of needs are covered:
Corn	September 2015	September 2015
Soybean meal	December 2014	July 2014

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.
7.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	June 29, 2014	December 29, 2013
	(In thousands)
Land	$66,268	$66,071
Buildings	1,081,577	1,077,859
Machinery and equipment	1,516,362	1,502,968
Autos and trucks	55,104	55,779
Construction-in-progress	108,453	66,926
PP&E, gross	2,827,764	2,769,603
Accumulated depreciation	(1,653,896)	(1,617,792)
PP&E, net	$1,173,868	$1,151,811
The Company recognized depreciation expense of $33.9 million and $34.2 million during the thirteen weeks ended June 29, 2014 and June 30, 2013, respectively. We also recognized depreciation expense of $67.2 million and $68.0 million during the twenty-six weeks ended June 29, 2014 and June 30, 2013, respectively.
During the twenty-six weeks ended June 29, 2014, we spent $90.8 million on capital projects and transferred $49.4 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the twenty-six weeks ended June 29, 2014 to improve efficiencies and reduce costs in the U.S. and to expand capacity in Mexico.
During the thirteen and twenty-six weeks ended June 29, 2014, the Company sold certain PP&E for cash of $2.8 million and $4.3 million, respectively, and recognized net gains on these sales of $1.9 million and $1.4 million, respectively. PP&E sold in 2014 included a warehouse, a commercial building and a vehicle maintenance center in Texas, an office building in Mexico City and miscellaneous equipment. During the thirteen and twenty-six weeks ended June 30, 2013, the Company sold certain PP&E for cash of $1.2 million and $2.9 million, respectively, and recognized net gains on these sales of $0.1 million and $2.1 million, respectively. PP&E sold in 2013 included vehicle maintenance centers in Arkansas and Texas and miscellaneous equipment.
During the thirteen and twenty-six weeks ended June 29, 2014, the Company scrapped certain unused or obsolete PP&E and recognized net losses of $0.2 million and $0.3 million, respectively. During the thirteen and twenty-six weeks ended June 30, 2013, the Company also scrapped certain unused or obsolete PP&E and recognized net losses of approximately $1.3 million and $1.3 million, respectively.
     Management has committed to the sale of certain properties and related assets, including, but not limited to, processing plants in Pennsylvania and Louisiana and other miscellaneous assets, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At June 29, 2014 and December 29, 2013, the Company reported properties and related assets totaling $5.4 million and $7.0 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The Company tested the recoverability of its assets held for sale and determined that the aggregate carrying amount of each asset group was recoverable over the remaining life of the primary asset in that asset group.
The Company has closed or idled various processing complexes, processing plants, hatcheries and broiler farms throughout the U.S. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At June 29, 2014, the carrying amount of these idled assets was $75.4 million based on depreciable value of $185.4 million and accumulated depreciation of $110.0 million.
The Company last tested the recoverability of its long-lived assets held and used in December 2013. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the twenty-six weeks ended June 29, 2014 that required the Company to test its long-lived assets held and used for recoverability.
8.     CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	June 29, 2014	December 29, 2013
	(In thousands)
Accounts payable:
Trade accounts	$332,584	$313,266
Book overdrafts	52,875	55,378
Other payables	2,007	1,716
Total accounts payable	387,466	370,360
Accounts payable to JBS USA, LLC	4,632	3,934
Accrued expenses and other current liabilities:
Compensation and benefits	109,984	100,965
Interest and debt-related fees	2,304	7,558
Insurance and self-insured claims	90,366	99,244
Derivative liabilities:
Futures	3,928	1,729
Options	4,238	—
Foreign currency	396	—
Other accrued expenses	79,643	73,859
Total accrued expenses and other current liabilities	290,859	283,355
	$682,957	$657,649

9.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	June 29, 2014	December 29, 2013
		(In thousands)
Senior notes, at 7 7/8%, net of unaccreted discount	2018	$497,985	$497,757
U.S. Credit Facility (defined below):
The U.S. Credit Facility Term B-1 note payable at 2.4375%	2014	—	204,880
The U.S. Credit Facility Term B-2 note payable at 9.00%	2014	—	205,219
Other	Various	4,311	4,377
Long-term debt		502,296	912,233
Less: Current maturities of long-term debt		(257)	(410,234)
Long-term debt, less current maturities		$502,039	$501,999
Senior and Subordinated Notes
At June 29, 2014, the Company had an aggregate principal balance of $500.0 million of 7 7/8% senior unsecured notes due 2018 (the “2018 Notes”) outstanding that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, the Company had an aggregate principal balance of $3.6 million of 7 5/8% senior unsecured notes due 2015 and 8 3/8% senior subordinated unsecured notes due 2017 outstanding at June 29, 2014.
On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, the Company agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. Credit Facility (as defined below). In the thirteen and twenty-six weeks ended June 29, 2014, the Company reimbursed JBS USA $0.3 million and $0.7 million, respectively, for letter of credit costs. As of June 29, 2014, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf. There remains no other commitment to make advances by JBS USA under the Subordinated Loan Agreement.
U.S. Credit Facility
Pilgrim’s and certain of its subsidiaries entered into a credit agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto, which was amended and restated on August 7, 2013. As of June 29, 2014, the U.S. Credit Facility provided for a $700.0 million revolving credit facility and a delayed draw term loan commitment of up to $400 million (the “Delayed Draw Term Loans”). The Company can draw upon the Delayed Draw Term Loan commitment, in one or more advances, between May 1, 2014 and December 28, 2014. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Delayed Draw Term Loan commitment by up to an additional $500.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. The U.S. Credit Facility also provides for a $100 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. The revolving loan commitment under the U.S. Credit Facility matures on August 7, 2018. Any Delayed Draw Term Loans would be payable in quarterly installments beginning in fiscal year 2015 equal to 1.875% of the principal outstanding as of December 28, 2014, with all remaining principal and interest due at maturity on August 7, 2018.
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
Subsequent to the end of each fiscal year, a portion of our cash flow was required to be used to repay outstanding principal amounts under the Term B loans. With respect to 2013, the Company paid $204.9 million of its cash flow toward the outstanding principal under the Term B-1 loans on December 30, 2013 and paid $205.2 million of its cash flow toward the outstanding principal under the Term B-2 loans on April 28, 2014. Following the April 28, 2014 payment, the Company had no outstanding principal under the Term B loans. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility.
    Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB. As of June 29, 2014, the applicable borrowing base was $700 million. The amount available for borrowing under the revolving loan commitment was $679.9 million. The Company had letters of credit of $20.1 million and no outstanding borrowings under the revolving loan commitment as of June 29, 2014.
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
Mexico Credit Facility
On October 19, 2011, Avícola Pilgrim's Pride de México, S.A. de C.V. (“Avicola”), Pilgrim's Pride S. de R.L. de C.V. and certain Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico ING Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico ING Credit Facility was secured by substantially all of the assets of the Company's Mexican subsidiaries. As of June 29, 2014, the U.S. dollar-equivalent of the loan commitment under the Mexico ING Credit Facility was $43.0 million. There were no outstanding borrowings under the Mexico ING Credit Facility at June 29, 2014. The Mexico ING Credit Facility was terminated on July 23, 2014.
On July 23, 2014, Avícola and certain Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Bancomer Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Multiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Bancomer Credit Facility is 560.0 million Mexican pesos. Outstanding borrowings under the Mexico Bancomer Credit Facility will accrue interest at a rate equal to the TIIE rate plus 1.05%. The Mexico Bancomer Credit Facility will mature on July 23, 2017. There are currently no outstanding borrowings under the Mexico Bancomer Credit Facility .

10.	INCOME TAXES
The Company recorded income tax expense of $151.2 million, a 34.4% effective tax rate, for the twenty-six weeks ended June 29, 2014, compared to income tax expense of $18.6 million, a 7.1% effective tax rate, for the twenty-six weeks ended June 30, 2013. The income tax expense recognized for the twenty-six weeks ended June 29, 2014 was primarily the result of the tax expense recorded on the Company's year-to-date income. The income tax expense recognized for the twenty-six weeks ended June 30, 2013 was primarily the result of the tax expense recorded on the company's year-to-date income offset by a decrease in valuation allowance as a result of year-to-date earnings.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 29, 2014, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal capital loss carry forwards and a portion of its foreign net deferred tax assets are more likely than not to be realized.

For the twenty-six weeks ended June 29, 2014, there is tax benefit of $5.7 million reflected in other comprehensive income. There was no tax benefit reflected in other comprehensive income for the twenty-six weeks ended June 30, 2013 because the Company had a valuation allowance.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by taxing authorities for years prior to 2008 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2008.
The Company is pursuing the IRS' amended proof of claim relating to the tax year ended June 26, 2004 for Gold Kist Inc. (“Gold Kist”). See “Note 15. Commitments and Contingencies” for additional information.

11.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans totaled $1.4 million and $1.9 million in the thirteen weeks ended June 29, 2014 and June 30, 2013, respectively. Expenses recognized under all of these retirement plans totaled $2.8 million and $3.8 million in the twenty-six weeks ended June 29, 2014 and June 30, 2013, respectively.
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 29, 2014		June 30, 2013		June 29, 2014		June 30, 2013
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Service cost	$—	$—	$10	$—	$—	$—	$20	$—
Interest cost	2,026	20	1,989	19	4,052	40	3,977	39
Estimated return on plan assets	(1,594)	—	(1,350)	—	(3,187)	—	(2,699)	—
Amortization of net loss (gain)	14	—	251	—	28	—	501	—
Net costs	$446	$20	$900	$19	$893	$40	$1,799	$39
During the thirteen and twenty-six weeks ended June 29, 2014, the Company contributed $1.8 million and $3.4 million, respectively, to its defined benefit plans.
The Company remeasures both plan assets and obligations on a quarterly basis.
The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

12.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Twenty-Six Weeks Ended June 29, 2014(a)			Twenty-Six Weeks Ended June 30, 2013(a)
	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total	Losses Related to Pension and Other Postretirement Benefits
	(In thousands)
Balance, beginning of period	$(45,797)	$62	$(45,735)	$(68,511)
Other comprehensive income (loss) before reclassifications	(9,432)	69	(9,363)	35,300
Amounts reclassified from accumulated other comprehensive loss to net income	17	(98)	(81)	501
Net current period other comprehensive income (loss)	(9,415)	(29)	(9,444)	35,801
Balance, end of period	$(55,212)	$33	$(55,179)	$(32,710)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Twenty-Six Weeks Ended June 29, 2014	Twenty-Six Weeks Ended June 30, 2013	Affected Line Item in the Condensed Consolidated Statements of Operations
	(In thousands)
Realized gain on sale of securities	$157	$—	Selling, general and administrative expense
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	—	(18)	Cost of sales
Legacy Gold Kist plans(c)(d)	(28)	(483)	Selling, general and administrative expense
Total before tax	129	(501)
Tax benefit (expense)	(48)	—
Total reclassification for the period	$81	(501)

(a)	Amounts in parentheses represent debits to results of operations.

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
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $15.3 million in costs related to the STIP at June 29, 2014 related to cash bonus awards that could potentially be awarded during the remainder of 2014 and 2015.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company's officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards

(“RSAs”) and restricted stock units (“RSUs”). At June 29, 2014, we have reserved approximately 6.6 million shares of common stock for future issuance under the LTIP.
The following awards existed during the twenty-six weeks ended June 29, 2014:

Award Type	Benefit Plan	Award Quantity	Grant Date	Vesting Condition	Vesting Date	Estimated Forfeiture Rate	Settlement Method
RSA	Employment Agreement	100,000	January 14, 2011	Service	January 3, 2014	—%	Stock
RSA	LTIP	72,675	August 27, 2012	Service	April 27, 2014	—%	Stock
RSU	LTIP	608,561	February 4, 2013	Service	December 31, 2014	9.66%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2015	—%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2016	—%	Stock
RSU	LTIP	206,933	February 26, 2013	Service	December 31, 2014	—%	Stock
RSU	LTIP	462,518	February 19, 2014	Service	December 31, 2016	13.49%	Stock
The fair value of each RSA and RSU granted represents the closing price of the Company's common stock on the respective grant date.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Share-based compensation cost:
Cost of sales	$152	$96	$171	$153
Selling, general and administrative expense	1,203	959	2,206	1,450
Total	$1,355	$1,055	$2,377	$1,603

Income tax benefit	$241	$211	$516	$337
The Company’s RSA and RSU activity is included below:

	Twenty-Six Weeks Ended June 29, 2014		Twenty-Six Weeks Ended June 30, 2013
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of period	203	$6.59	273	$6.54
Granted	—	—	30	8.72
Vested	(173)	6.22	(100)	7.10
Outstanding at end of period	30	$8.72	203	$6.59

RSUs:
Outstanding at beginning of period	729	$8.81	—	$—
Granted	462	16.70	815	8.82
Vested	—	—	—	—
Forfeited	(24)	8.89	—	—
Outstanding at end of period	1,167	$11.93	815	$8.82

The total fair value of shares vested during the twenty-six weeks ended June 29, 2014 and June 30, 2013 was $1.1 million and $0.7 million, respectively.
At June 29, 2014, the total unrecognized compensation cost related to all nonvested awards was $9.8 million. That cost is expected to be recognized over a weighted average period of 2.0 years.
Historically, we have issued new shares to satisfy award conversions.
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
On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. As of June 29, 2014, JBS USA beneficially owned 75.5% of the total outstanding shares of our common stock.
Transactions with JBS USA and JBS USA, LLC (a JBS USA subsidiary) recognized in the Condensed Consolidated Statements of Income are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)		(In thousands)
JBS USA:
Letter of credit fees(a)	335	592	670	1,184
JBS USA, LLC:
Purchases from JBS USA, LLC(b)	28,350	25,956	53,339	40,790
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride Corporation(c)	6,456	10,459	18,914	23,378
Sales to JBS USA, LLC(b)	18,116	19,148	33,471	35,267
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(c)	773	225	1,306	683

(a)
Beginning on October 26, 2011, JBS USA arranged for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential liability claims. We agreed to reimburse JBS USA up to $56.5 million for potential draws upon these letters of credit. We reimburse JBS USA for the letter of credit costs we would have otherwise incurred under our credit facilities. During 2014, we have paid JBS USA $0.7 million for letter of credit costs. As of June 29, 2014, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

(b)
We routinely execute transactions to both purchase products from JBS USA, LLC and sell products to them. As of June 29, 2014 and December 29, 2013, the outstanding payable to JBS USA, LLC was $4.6 million and $3.9 million, respectively. As of June 29, 2014 and December 29, 2013, the outstanding receivable from JBS USA, LLC was $4.4 million and $2.4 million, respectively. As of June 29, 2014, approximately $2.1 million of goods from JBS USA, LLC were in transit and not reflected on our Condensed Consolidated Balance Sheet.

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

On June 13, 2013, PPC entered into an inventory purchase agreement with two of its Mexican subsidiaries, Incubadora Hidalgo S. de R. L. de C.V. (“Incubadora”), and Pilgrim's Pride S. de R.L. de C.V. (“PPSRLCV”), under which Incubadora, and PPSRLCV disbursed $100.0 million to PPC as a non-refundable advance payment towards the purchase of inventory. The agreement expired on June 13, 2014. During the term of this agreement, Incubadora, and PPSRLCV purchased inventory from PPC through the ordinary course of business. The price for the inventory was determined as the fair market value of the inventory at the time of the purchase less a discount of 2.1863%. These purchases reduced the advance payment until the advance payment amount was exhausted. On June 13, 2014, the inventory purchase agreement was amended to increase the discount to 3.21% and extend the maturity date to June 13, 2015. Transactions and balances resulting from this agreement eliminate upon consolidation.
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
On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”). The cases were jointly administered under Case No. 08-45664. The Company emerged from Chapter 11 on December 28, 2009. The Company is the named defendant in several pre-petition lawsuits that, as of June 29, 2014, have not been resolved. Among the claims presently pending are claims brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. These claims were brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these claims, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.
Other claims presently pending against the Company are claims seeking unspecified damages brought by current or former contract chicken growers who allege, along with other assertions, that the Company breached grower contracts and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. In the case styled Shelia Adams, et al. v. Pilgrim’s Pride Corporation, on September 30, 2011, the trial court issued its findings of fact and conclusions of law stating that the Company violated section 192(e) of the Packers and Stockyards Act of 1921 by purportedly attempting to manipulate the price of chicken by idling the El Dorado, Arkansas complex and rejecting the El Dorado growers’ contracts. The trial court awarded damages in the amount of $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals (the "Fifth Circuit"). Oral argument occurred December 3, 2012. On August 27, 2013, the Fifth Circuit reversed the judgment, and entered a judgment in favor of the Company. Plaintiffs thereafter filed a petition for rehearing en banc. Plaintiffs’ petition for rehearing was denied on October 15, 2013. On January 13, 2014, Plaintiffs filed a Petition for a Writ of Certiorari requesting the Supreme Court of the United States to accept their case for review. Plaintiff’s petition for a Writ of Certiorari was denied on February 24, 2014. The Fifth Circuit's decision and prior favorable trial court rulings regarding the El Dorado growers' claims suggest that the likelihood of any recovery by growers remaining in the case is too remote to maintain the previously-recorded loss accrual. Therefore, the Company reversed the accrual on September 1, 2013.
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
In connection with the remaining claim for approximately $45.4 million included in the amended proof of claim, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court Case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 is capital in nature. On January 10, 2014, PPC filed both a Motion for Reconsideration and a Motion for Full Tax Court review of both its Motion for Reconsideration and any order issued in response to such motion. On March 10, 2014, the Tax Court denied both the Motion for Reconsideration and the Motion for Full Tax Court review. On April 14, 2014, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the Fifth Circuit. The Company filed its opening brief with the Fifth Circuit on June 30, 2014.
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
The tables below present the condensed consolidating balance sheets as of June 29, 2014 and December 29, 2013, as well as the condensed consolidating statements of operations and comprehensive income for the thirteen and twenty-six weeks ended June 29, 2014 and June 30, 2013, and the condensed consolidated statements of cash flows for the twenty-six weeks ended June 29, 2014 based on the guarantor structure.

CONDENSED CONSOLIDATING BALANCE SHEETS June 29, 2014
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Cash and cash equivalents	$320,029	$—	$207,383	$—	$527,412
Trade accounts and other receivables, less allowance for doubtful accounts	353,579	1,670	49,617	—	404,866
Account receivable from JBS USA, LLC	4,376	—	—	—	4,376
Inventories	716,767	21,986	98,580	—	837,333
Income taxes receivable	588	—	—	(588)	—
Current deferred tax assets	—	9,902	506	(8,181)	2,227
Prepaid expenses and other current assets	52,195	213	29,658	—	82,066
Assets held for sale	5,415	—	—	—	5,415
Total current assets	1,452,949	33,771	385,744	(8,769)	1,863,695
Intercompany receivable	(83,226)	134,884	3	(51,661)	—
Investment in subsidiaries	531,806	—	—	(531,806)	—
Deferred tax assets	74,874	—	16,183	(3,513)	87,544
Other long-lived assets	30,601	—	181,063	(180,000)	31,664
Identified intangible assets, net	21,501	—	8,153	—	29,654
Property, plant and equipment, net	1,026,019	45,364	107,253	(4,768)	1,173,868
Total assets	$3,054,524	$214,019	$698,399	$(780,517)	$3,186,425
Accounts payable	318,910	18,895	49,661	—	387,466
Account payable to JBS USA, LLC	4,632	—	—	—	4,632
Accrued expenses and other current liabilities	236,644	36,959	17,256	—	290,859
Income taxes payable	118,768	—	2,666	(588)	120,846
Current deferred tax liabilities	7,189	—	15,622	(7,189)	15,622
Current maturities of long-term debt	257	—	—	—	257
Total current liabilities	686,400	55,854	85,205	(7,777)	819,682
Long-term debt, less current maturities	527,039	—	—	(25,000)	502,039
Intercompany payable	—	—	51,661	(51,661)	—
Deferred tax liabilities	—	4,204	301	(4,505)	—
Other long-term liabilities	86,826	—	3,379	—	90,205
Total liabilities	1,300,265	60,058	140,546	(88,943)	1,411,926
Total Pilgrim’s Pride Corporation stockholders’ equity	1,754,259	153,961	554,582	(691,574)	1,771,228
Noncontrolling interest	—	—	3,271	—	3,271
Total stockholders’ equity	1,754,259	153,961	557,853	(691,574)	1,774,499
Total liabilities and stockholders’ equity	$3,054,524	$214,019	$698,399	$(780,517)	$3,186,425

CONDENSED CONSOLIDATING BALANCE SHEETS December 29, 2013
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Cash and cash equivalents	$413,092	$—	$95,114	$—	$508,206
Investment in available-for-sale securities	96,902	—	—	—	96,902
Trade accounts and other receivables, less allowance for doubtful accounts	327,367	1,380	47,931	—	376,678
Account receivable from JBS USA, LLC	2,388	—	—	—	2,388
Inventories	696,604	20,215	92,013	—	808,832
Income taxes receivable	52,662	—	12,793	(587)	64,868
Current deferred tax assets	3,213	5,698	506	(7,190)	2,227
Prepaid expenses and other current assets	34,881	270	26,697	—	61,848
Assets held for sale	6,798	—	235	—	7,033
Total current assets	1,633,907	27,563	275,289	(7,777)	1,928,982
Intercompany receivable	(64,772)	114,707	—	(49,935)	—
Investment in subsidiaries	472,431	—	—	(472,431)	—
Deferred tax assets	5,995	—	18,924	(5,998)	18,921
Other long-lived assets	37,282	—	182,881	(180,000)	40,163
Identified intangible assets, net	23,463	—	9,062	—	32,525
Property, plant and equipment, net	1,009,711	44,643	102,221	(4,764)	1,151,811
Total assets	$3,118,017	$186,913	$588,377	$(720,905)	$3,172,402
Current maturities of long-term debt	$410,234	$—	$—	$—	$410,234
Accounts payable	308,154	12,711	49,495	—	370,360
Account payable to JBS USA, LLC	3,934	—	—	—	3,934
Accrued expenses and other current liabilities	269,062	33,821	(19,528)	—	283,355
Income taxes payable	—	—	587	(587)	—
Current deferred tax liabilities	7,190	—	15,515	(7,190)	15,515
Total current liabilities	998,574	46,532	46,069	(7,777)	1,083,398
Long-term debt, less current maturities	526,999	—	—	(25,000)	501,999
Intercompany payable	—	—	49,935	(49,935)	—
Deferred tax liabilities	13,944	5,698	297	(5,995)	13,944
Other long-term liabilities	77,228	—	3,231	—	80,459
Total liabilities	1,616,745	52,230	99,532	(88,707)	1,679,800
Total Pilgrim’s Pride Corporation stockholders’ equity	1,501,272	134,683	486,061	(632,198)	1,489,818
Noncontrolling interest	—	—	2,784	—	2,784
Total stockholders’ equity	1,501,272	134,683	488,845	(632,198)	1,492,602
Total liabilities and stockholders' equity	$3,118,017	$186,913	$588,377	$(720,905)	$3,172,402

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Thirteen Weeks Ended June 29, 2014
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net sales	$1,893,937	$128,300	$284,965	$(120,386)	$2,186,816
Cost of sales	1,609,572	120,914	227,241	(120,386)	1,837,341
Gross profit	284,365	7,386	57,724	—	349,475
Selling, general and administrative expense	42,509	1,141	4,957	—	48,607
Administrative restructuring charges	438	—	—	—	438
Operating income	241,418	6,245	52,767	—	300,430
Interest expense, net	14,474	(47)	135	—	14,562
Interest income	(145)	—	(847)	—	(992)
Foreign currency transaction losses	(1)	—	(1,818)	—	(1,819)
Miscellaneous, net	(2,634)	1,942	(365)	64	(993)
Income before income taxes	229,724	4,350	55,662	(64)	289,672
Income tax expense	82,526	1,652	15,049	—	99,227
Income before equity in earnings of consolidated subsidiaries	147,198	2,698	40,613	(64)	190,445
Equity in earnings of consolidated subsidiaries	43,162	—	—	(43,162)	—
Net income	190,360	2,698	40,613	(43,226)	190,445
Less: Net loss attributable to noncontrolling interest	—	—	85	—	85
Net income attributable to Pilgrim’s Pride Corporation	$190,360	$2,698	$40,528	$(43,226)	$190,360

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Thirteen Weeks Ended June 30, 2013
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net sales	$1,879,632	$195,758	$296,699	$(187,970)	$2,184,119
Cost of sales	1,678,181	182,082	229,318	(187,970)	1,901,611
Gross profit	201,451	13,676	67,381	—	282,508
Selling, general and administrative expense	37,013	1,111	5,975	—	44,099
Administrative restructuring charges	480	—	—	—	480
Operating income	163,958	12,565	61,406	—	237,929
Interest expense, net	22,781	—	184	—	22,965
Interest income	(3)	—	(704)	—	(707)
Foreign currency transaction losses	1	—	9,712	—	9,713
Miscellaneous, net	(2,031)	1,088	3	223	(717)
Income before income taxes	143,210	11,477	52,211	(223)	206,675
Income tax expense (benefit)	(5,969)	3,885	17,968	—	15,884
Income before equity in earnings of consolidated subsidiaries	149,179	7,592	34,243	(223)	190,791
Equity in earnings of consolidated subsidiaries	41,526	—	—	(41,526)	—
Net income	190,705	7,592	34,243	(41,749)	190,791
Less: Net income attributable to noncontrolling interest	—	—	86	—	86
Net income attributable to Pilgrim’s Pride Corporation	$190,705	$7,592	$34,157	$(41,749)	$190,705

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Twenty-Six Weeks Ended June 29, 2014
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net sales	$3,647,005	$240,850	$542,960	$(225,934)	$4,204,881
Cost of sales	3,206,663	219,767	439,804	(225,934)	3,640,300
Gross profit	440,342	21,083	103,156	—	564,581
Selling, general and administrative expense	81,084	2,379	10,345	—	93,808
Administrative restructuring charges	2,151	—	—	—	2,151
Operating income	357,107	18,704	92,811	—	468,622
Interest expense, net	33,799	(61)	297	—	34,035
Interest income	(307)	—	(1,496)	—	(1,803)
Foreign currency transaction losses	2	—	(1,484)	—	(1,482)
Miscellaneous, net	(5,275)	3,587	(443)	132	(1,999)
Income before income taxes	328,888	15,178	95,937	(132)	439,871
Income tax expense	115,332	7,416	28,491	—	151,239
Income before equity in earnings of consolidated subsidiaries	213,556	7,762	67,446	(132)	288,632
Equity in earnings of consolidated subsidiaries	74,921	—	—	(74,921)	—
Net income	288,477	7,762	67,446	(75,053)	288,632
Less: Net income attributable to noncontrolling interest	—	—	155	—	155
Net income attributable to Pilgrim’s Pride Corporation	$288,477	$7,762	$67,291	$(75,053)	$288,477

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Twenty-Six Weeks Ended June 30, 2013
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net sales	$3,649,426	$271,418	$555,898	$(255,694)	$4,221,048
Cost of sales	3,382,979	249,016	443,805	(255,694)	3,820,106
Gross profit	266,447	22,402	112,093	—	400,942
Selling, general and administrative expense	74,497	2,119	11,475	—	88,091
Administrative restructuring charges	964	—	—	—	964
Operating income	190,986	20,283	100,618	—	311,887
Interest expense, net	47,464	—	322	—	47,786
Interest income	(6)	—	(917)	—	(923)
Foreign currency transaction losses	(9)	—	2,098	—	2,089
Miscellaneous, net	(3,746)	2,309	533	182	(722)
Income before income taxes	147,283	17,974	98,582	(182)	263,657
Income tax expense (benefit)	(11,840)	5,854	24,624	—	18,638
Income before equity in earnings of consolidated subsidiaries	159,123	12,120	73,958	(182)	245,019
Equity in earnings of consolidated subsidiaries	86,164	—	—	(86,164)	—
Net income	245,287	12,120	73,958	(86,346)	245,019
Less: Net loss attributable to noncontrolling interest	—	—	(268)	—	(268)
Net income attributable to Pilgrim’s Pride Corporation	$245,287	$12,120	$74,226	$(86,346)	$245,287

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME Thirteen Weeks Ended June 29, 2014
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net income	190,360	2,698	40,613	(43,226)	190,445
Other comprehensive loss:
Gain associated with available-for-sale securities, net of tax	7	—	—	—	7
Loss associated with pension and other postretirement benefits, net of tax	(3,629)	—	—	—	(3,629)
Total other comprehensive loss, net of tax	(3,622)	—	—	—	(3,622)
Comprehensive income	186,738	2,698	40,613	(43,226)	186,823
Less: Comprehensive income attributable to noncontrolling interests	—	—	85	—	85
Comprehensive income attributable to Pilgrim's Pride Corporation	$186,738	$2,698	$40,528	$(43,226)	$186,738

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME Thirteen Weeks Ended June 30, 2013
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net income	$190,705	$7,592	$34,243	$(41,749)	$190,791
Other comprehensive income:
Gains associated with pension and other postretirement benefits, net of tax	25,391	—	—	—	25,391
Total other comprehensive income, net of tax	25,391	—	—	—	25,391
Comprehensive income	216,096	7,592	34,243	(41,749)	216,182
Less: Comprehensive income attributable to noncontrolling interests	—	—	86	—	86
Comprehensive income attributable to Pilgrim's Pride Corporation	$216,096	$7,592	$34,157	$(41,749)	$216,096

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Weeks Ended June 29, 2014
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net income	288,477	7,762	67,446	(75,053)	288,632
Other comprehensive loss:
Loss associated with available-for-sale securities, net of tax	(29)	—	—	—	(29)
Loss associated with pension and other postretirement benefits, net of tax	(9,415)	—	—	—	(9,415)
Total other comprehensive loss, net of tax	(9,444)	—	—	—	(9,444)
Comprehensive income	279,033	7,762	67,446	(75,053)	279,188
Less: Comprehensive income attributable to noncontrolling interests	—	—	155	—	155
Comprehensive income attributable to Pilgrim's Pride Corporation	$279,033	$7,762	$67,291	$(75,053)	$279,033

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Weeks Ended June 30, 2013
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net income	$245,287	$12,120	$73,958	$(86,346)	$245,019
Other comprehensive income:
Gains associated with pension and other postretirement benefits, net of tax	35,801	—	—	—	35,801
Total other comprehensive income, net of tax	35,801	—	—	—	35,801
Comprehensive income	281,088	12,120	73,958	(86,346)	280,820
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(268)	—	(268)
Comprehensive income attributable to Pilgrim's Pride Corporation	$281,088	$12,120	$74,226	$(86,346)	$281,088

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Twenty-Six Weeks Ended June 29, 2014
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Cash provided by operating activities	$294,534	$3,597	$118,192	$(132)	$416,191
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(75,982)	(3,604)	(11,228)	—	(90,814)
Purchases of investment securities	(37,000)	—	—	—	(37,000)
Proceeds from sale or maturity of investment securities	133,950	—	—	—	133,950
Proceeds from property sales and disposals	1,600	7	2,750	—	4,357
Cash provided by (used in) investing activities	22,568	(3,597)	(8,478)	—	10,493
Cash flows from financing activities:
Payments on long-term debt	(410,165)	—	—	—	(410,165)
Proceeds from sale of subsidiary common stock	—	—	332	—	332
Other financing activities	—	—	(132)	132	—
Cash provided by (used in) financing activities	(410,165)	—	200	132	(409,833)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,355	—	2,355
Increase (decrease) in cash and cash equivalents	(93,063)	—	112,269	—	19,206
Cash and cash equivalents, beginning of period	413,092	—	95,114	—	508,206
Cash and cash equivalents, end of period	$320,029	$—	$207,383	$—	$527,412

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Twenty-Six Weeks Ended June 30, 2013
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Cash provided by operating activities	$299,035	$2,747	$9,327	$(182)	$310,927
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(40,170)	(2,640)	(6,159)	—	(48,969)
Proceeds from property sales and disposals	1,995	5	883	—	2,883
Cash used in investing activities	(38,175)	(2,635)	(5,276)	—	(46,086)
Cash flows from financing activities:
Proceeds from long-term debt	505,600	—	—	—	505,600
Payments on long-term debt	(758,251)	—	—	—	(758,251)
Other financing activities	—	—	(182)	182	—
Cash used in financing activities	(252,651)	—	(182)	182	(252,651)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,139)	—	(2,139)
Increase in cash and cash equivalents	8,209	112	1,730	—	10,051
Cash and cash equivalents, beginning of period	27,657	—	40,523	—	68,180
Cash and cash equivalents, end of period	$35,866	$112	$42,253	$—	$78,231

NOTE 17. SUBSEQUENT EVENTS
On July 23, 2014, Avícola and certain Mexican subsidiaries entered into the Mexico Bancomer Credit Facility. See “Note 9. Long-Term Debt and Other Borrowing Arrangements” for additional information.
On July 28, 2014, the Company entered into a definitive agreement to purchase Tyson Operaciones S. de R.L. de C.V. and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for approximately $400.0 million. The transaction is expected to be completed during the second half of 2014 and will be settled in cash. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. It has a production capacity of 3 million chickens per week in its three plants and employs more than 5,400 team members in its plants, offices and seven distribution centers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. We have approximately 35,500 employees and have the capacity to process more than 34 million birds per week for a total of more than 10 billion pounds of live chicken annually. Approximately 3,750 contract growers supply poultry for our operations. As of June 29, 2014, JBS USA Holdings, Inc. (“JBS USA”), an indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.5% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2014) in this report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $190.4 million or $0.73 per diluted common share, for the thirteen weeks ended June 29, 2014 compared to net income attributable to Pilgrim’s Pride Corporation of $190.7 million, or $0.74 per diluted common share, for the thirteen weeks ended June 30, 2013. These operating results included gross profit of $349.5 million and $282.5 million, respectively.
We reported net income attributable to Pilgrim’s Pride Corporation of $288.5 million, or $1.11 per diluted common share, for the twenty-six weeks ended June 29, 2014 compared to net income attributable to Pilgrim’s Pride Corporation of $245.3 million, or $0.95 per diluted common share, for the twenty-six weeks ended June 30, 2013. These operating results included gross profit of $564.6 million and $400.9 million, respectively.
During the twenty-six weeks ended June 29, 2014 and June 30, 2013, $416.2 million and $310.9 million of cash was provided by operations, respectively. At June 29, 2014, we had cash and cash equivalents totaling $527.4 million.
Net sales generated in the thirteen weeks ended June 29, 2014 increased $2.7 million, or 0.1%, from net sales generated in the thirteen weeks ended June 30, 2013 primarily because of an increase in sales volume partially offset by a decrease in net sales per pound and the impact of foreign currency translation associated with our Mexico operations. The increase in sales volume, which resulted from strong demand in both the U.S. and Mexico for chicken products, contributed $59.1 million, or 2.7 percentage points, to the increase in net sales. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced chicken products when compared to the same period in the prior year, partially offset the impact of increased sales volume by $46.3 million, or 2.1 percentage points. The impact of foreign currency translation associated with our Mexico operations partially offset the impact of increased sales volume by $10.1 million, or 0.5 percentage points.
Net sales generated in the twenty-six weeks ended June 29, 2014 decreased $16.2 million, or 0.4%, from net sales generated in the twenty-six weeks ended June 30, 2013 primarily because of a decrease in net sales per pound and the impact of foreign currency translation associated with our Mexico operations partially offset by an increase in sales volume. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced chicken products when compared to the same period in the prior year, contributed $100.7 million, or 2.4 percentage points, to the decrease in net sales. The impact of foreign currency translation associated with our Mexico operations also contributed $20.9 million, or 0.5 percentage points, to the decrease in net sales between the two periods. The increase in sales volume partially offset the decrease in net sales per pound and the impact of foreign currency translation by $105.4 million, or 2.5 percentage points.

Despite strong demand in both the U.S. and Mexico for chicken products, our net sales were hampered by supply constraints caused by breeding flock reductions in prior years. Based on current information available from the U.S. Department of Agriculture, supplies of all three major proteins—beef, pork and chicken—are currently constrained compared to prior years and we believe these conditions will continue until mid-2015. We also believe the industry does not currently possess the physical capability to rapidly increase production. Consumer demand for chicken products, especially for tenders, small whole chickens and boneless, skinless breast portions, was strong in the twenty-six weeks ended June 29, 2014 when compared to the same period in the prior year and remains strong as of the date of this report. Leg quarter demand also remains well supported in the twenty-six weeks ended June 29, 2014 when compared to the same period in the prior year as boneless dark meat consumption has grown in the U.S. over the past year. The combination of strong demand and constrained supply has resulted in increased market prices for most chicken products.
Market prices for corn decreased during the latter half of 2013 to a low of $4.12 per bushel but increased to a high of $5.16 per bushel in the thirteen weeks ended June 29, 2014. Soybean meal continued its volatility with a high of $506.00 per ton and a low of $448.40 per ton during the thirteen weeks ended June 29, 2014. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredient prices will not increase materially and that such increases would not negatively impact our financial position, results of operations and cash flow. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous two years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2014:
Second Quarter	5.16	4.39	506.00	448.40
First Quarter	$4.92	$4.12	$470.50	$416.50
2013:
Fourth Quarter	4.49	4.12	464.60	392.80
Third Quarter	7.17	4.49	535.50	396.00
Second Quarter	7.18	6.29	490.30	391.80
First Quarter	7.41	6.80	438.50	398.20
2012:
Fourth Quarter	8.46	6.88	518.00	393.00
Third Quarter	8.49	5.70	541.80	407.50
Second Quarter	6.77	5.51	437.50	374.30
First Quarter	6.79	5.93	374.50	299.00
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity's price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended June 29, 2014 and June 30, 2013, we recognized net losses totaling $6.1 million and net gains of $8.9 million, respectively, related to changes in the fair values of our derivative financial instruments.
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
We recently participated in antidumping and countervailing duty proceedings initiated by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”). In these proceedings, MOFCOM re-examined whether US chicken producers, including us, were dumping certain chicken products into the People’s Republic of China (excluding the Special Administrative Region of Hong Kong), and whether US chicken producers, including us, were receiving countervailable subsidies in respect of those chicken products. Following review in World Trade Organization (“WTO”) dispute settlement proceedings, MOFCOM concluded their most recent proceedings in June 2014 and imposed antidumping and countervailing duties on the US chicken producers. The combined antidumping and countervailing duties imposed range from 50.6% to 78.0%. The rate imposed on us is 77.9%. Until these duties are modified or eliminated, the duty rates can be expected to deter Chinese importers from purchases of US-origin chicken products, including our chicken products, and can be expected to diminish the volume of such purchases. The basis for imposing the duties may be challenged by the U.S. in further WTO dispute settlement proceedings.
On July 25, 2014, the Company entered into a definitive agreement to purchase Tyson Operaciones S. de R.L. de C.V. and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for approximately $400.0 million, which is subject to adjustment for closing date working capital.  The transaction is expected to be completed during the second half of 2014, subject to customary closing conditions, including regulatory approvals.  We expect to be fund the purchase price from available cash balances.  Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. It has a production capacity of 3 million chickens per week in its three plants and employs more than 5,400 team members in its plants, offices and seven distribution centers.
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
Results of Operations
Thirteen Weeks Ended June 29, 2014 Compared to Thirteen Weeks Ended June 30, 2013
Net sales. Net sales generated in the thirteen weeks ended June 29, 2014 increased $2.7 million, or 0.1%, from net sales generated in the thirteen weeks ended June 30, 2013. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended June 29, 2014	Change from Thirteen Weeks Ended June 30, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$1,937,749	$15,877	0.8%	(a)
Mexico	249,067	(13,180)	(5.0)%	(b)
Total net sales	$2,186,816	$2,697	0.1%

(a)
U.S. net sales generated in the thirteen weeks ended June 29, 2014 increased $15.9 million, or 0.8%, from U.S. net sales generated in the thirteen weeks ended June 30, 2013 primarily because of an increase in sales volume partially offset by a decrease in net sales per pound. The increase in sales volume contributed $39.1 million, or 2.0 percentage points. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced fresh chicken products when compared to the same period in the prior year, partially offset the impact of increased sales volume by $23.2 million, or 1.2 percentage points. Included in U.S. net sales generated during the thirteen weeks ended June 29, 2014 and June 30, 2013 were net sales to JBS USA, LLC totaling $18.1 million and $19.1 million, respectively.

(b)
Mexico net sales generated in the thirteen weeks ended June 29, 2014 decreased $13.2 million, or 5.0%, from Mexico net sales generated in the thirteen weeks ended June 30, 2013 primarily because of a decrease in net sales per pound and the impact of foreign currency translation partially offset by an increase in sales volume. The decrease in net sales per pound, which resulted primarily from a shift in sales mix toward lower-priced live chickens, contributed $23.0 million, or 8.8 percentage points, to the decrease in net sales. The impact of foreign currency translation contributed $10.1 million, or 3.8 percentage points, to the decrease in net sales. The increase in sales volume, which resulted primarily from continued healthy demand for live chickens and chicken products, offset the decrease in net sales per pound and the impact of foreign currency translation by $20.0 million, or 7.6 percentage points.
Gross profit . Gross profit increased by $67.0 million, or 23.7%, from $282.5 million generated in the thirteen weeks ended June 30, 2013 to $349.5 million generated in the thirteen weeks ended June 29, 2014. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended June 29, 2014	Change from Thirteen Weeks Ended June 30, 2013		Percent of Net Sales
				Thirteen Weeks Ended
				June 29, 2014	June 30, 2013
		Amount	Percent
	In thousands, except percent data
Net sales	$2,186,816	$2,697	0.1%	100.0%	100.0%
Cost of sales	1,837,341	(64,270)	(3.4)%	84.0%	87.1%	(a)(b)
Gross profit	349,475	$66,967	23.7%	16.0%	12.9%

Sources of gross profit	Thirteen Weeks Ended June 29, 2014	Change from Thirteen Weeks Ended June 30, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$294,502	$79,886	37.2%	(a)
Mexico	54,973	(12,919)	(19.0)%	(b)
Total gross profit	$349,475	$66,967	23.7%

Sources of cost of sales	Thirteen Weeks Ended June 29, 2014	Change from Thirteen Weeks Ended June 30, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$1,643,247	$(64,009)	(3.7)%	(a)
Mexico	194,094	(261)	(0.1)%	(b)
Total cost of sales	$1,837,341	$(64,270)	(3.4)%

(a)
Cost of sales incurred by the U.S. operations during the thirteen weeks ended June 29, 2014 decreased $64.0 million, or 3.7%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended June 30, 2013. Cost of sales decreased primarily because of an $89.0 million decrease in feed ingredients costs, a $7.0 million decrease in co-pack costs, a $6.4 million decrease in employee wages and benefits, a $3.1 million decrease in freight and storage costs and a $1.5 million decrease in contract grower costs. These decreases in cost of sales components were partially offset by derivative losses of $6.6 million recognized in the thirteen weeks ended June 29, 2014 as compared to derivative gains of $7.8 million recognized during the same period in the prior year. These decreases in cost of sales components were also partially offset by a $3.5 million increase in contract labor costs and a $2.9 million nonrecurring jobs tax credit received during the same period in the prior year. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the thirteen weeks ended June 29, 2014 decreased $0.3 million, or 0.1%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended June 30, 2013. Cost of sales decreased primarily because of a decrease in feed ingredients costs and the impact of foreign currency translation partially offset by the impact of an increase in sales volume. Decreases in feed ingredient costs contributed $7.2 million, or 6.1 percentage points, respectively, to the decrease in costs of sales. The impact of foreign currency translation contributed $7.9 million, or 4.1 percentage points, to the decrease in cost of sales. Cost of sales also decreased because of a $1.8 million gain recognized on the sale of a building in Mexico City during the current period. In addition to the impact of increased sales volume, a $2.1 million increase in contract grower costs and a $1.6 million increase in freight and storage costs partially offset these decreases in cost of sales components. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $62.5 million, or 26.3%, from $237.9 million generated in the thirteen weeks ended June 30, 2013 to $300.4 million generated in the thirteen weeks ended June 29, 2014. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Thirteen Weeks Ended June 29, 2014	Change from Thirteen Weeks Ended June 30, 2013		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	June 29, 2014	June 30, 2013
	(In thousands, except percent data)
Gross profit	$349,475	$66,967	23.7%	16.0%	12.9%
SG&A expense	48,607	4,508	10.2%	2.2%	2.0%	(a)(b)
Administrative restructuring charges	438	(42)	(8.8)%	—%	—%	(c)
Operating income	$300,430	$62,501	26.3%	13.8%	10.9%

Sources of operating income	Thirteen Weeks Ended June 29, 2014	Change from Thirteen Weeks Ended June 30, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$249,805	$74,722	42.7%
Mexico	50,625	(12,221)	(19.4)%
Total operating income	$300,430	$62,501	26.3%

Sources of SG&A expense	Thirteen Weeks Ended June 29, 2014	Change from Thirteen Weeks Ended June 30, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$44,259	$5,206	13.3%	(a)
Mexico	4,348	(698)	(13.8)%	(b)
Total SG&A expense	$48,607	$4,508	10.2%

Sources of administrative restructuring charges	Thirteen Weeks Ended June 29, 2014	Change from Thirteen Weeks Ended June 30, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$438	$(42)	(8.8)%	(c)
Mexico	—	—	NA
Total administrative restructuring charges	$438	$(42)	(8.8)%

(a)
SG&A expense incurred by the U.S. operations during the thirteen weeks ended June 29, 2014 increased $5.2 million, or 13.3%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended June 30, 2013 primarily because of a $3.8 million increase in employee wages and benefits, a $2.0 million increase in management fees charged for administrative functions shared with JBS USA, LLC, a $1.9 million increase in legal services expense and a $0.3 million increase in consulting services expense partially offset by a $0.6 million decrease in brokerage expense, a $0.5 million decrease in marketing expense, a $0.5 million decrease in depreciation expense and a $0.2 million decrease in accounting services expense. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the thirteen weeks ended June 29, 2014 decreased $0.7 million, or 13.8%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended June 30, 2013 primarily because of a $1.2 million decrease in contract labor expense, a $0.8 million decrease in management fees charged by the U.S. operations, a $0.3 million decrease in legal services expense and a $0.1 million decrease in telecommunications expense partially offset by a $1.3 million increase in employee wages and benefits and $0.3 million in nonrecurring tax penalties recognized in the current period. Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred during the thirteen weeks ended June 29, 2014 decreased by less than $0.1 million from administrative restructuring charges incurred during the thirteen weeks ended June 30, 2013. During the thirteen weeks ended June 29, 2014, we incurred administrative restructuring charges composed of (i) live operations rationalization costs of $0.3 million and (ii) employee-related costs of $0.1 million.

Net interest expense. Net interest expense decreased 39.0% to $13.6 million recognized in the thirteen weeks ended June 29, 2014 from $22.3 million recognized in the thirteen weeks ended June 30, 2013 primarily because of a decrease in average borrowings that was partially offset by a higher weighted average interest rate compared to the same period in the prior year. Average borrowings decreased from $995.5 million in the thirteen weeks ended June 30, 2013 to $568.4 million in the thirteen weeks ended June 29, 2014. The weighted average interest rate increased from 7.28% in the thirteen weeks ended June 30, 2013 to 7.98% in the thirteen weeks ended June 29, 2014.
Income taxes. Income tax expense increased to $99.2 million, a 34.3% effective tax rate, for the thirteen weeks ended June 29, 2014 compared to income tax expense of $15.9 million, a 7.7% effective tax rate, for the thirteen weeks ended June 30, 2013, primarily due to a decrease in valuation allowance as a result of earnings during the thirteen weeks ended June 30, 2013.

We experienced a higher effective tax rate in the thirteen weeks ended June 29, 2014 and expect to experience a higher effective tax rate in the future due to a 2013 decrease in the total valuation allowance that resulted primarily from the utilization of almost all of our domestic net operating losses. The income tax expense recognized for the thirteen weeks ended June 30, 2013 was primarily the result of the tax expense recorded on our year-to-date income offset by a decrease in valuation allowance as a result of year-to-date earnings.
Twenty-Six Weeks Ended June 29, 2014 Compared to Twenty-Six Weeks Ended June 30, 2013
Net sales. Net sales generated in the twenty-six weeks ended June 29, 2014 decreased $16.2 million, or 0.4%, from net sales generated in the twenty-six weeks ended June 30, 2013. The following table provides net sales information:

Sources of net sales	Twenty-Six Weeks Ended June 29, 2014	Change from Twenty-Six Weeks Ended June 30, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$3,732,426	$2,068	0.1%	(a)
Mexico	472,455	(18,235)	(3.7)%	(b)
Total net sales	$4,204,881	$(16,167)	(0.4)%

(a)
U.S. net sales generated in the twenty-six weeks ended June 29, 2014 increased $2.1 million, or 0.1%, from U.S. net sales generated in the twenty-six weeks ended June 30, 2013 primarily because of an increase in sales volume partially offset by a decrease in net sales per pound. The increase in sales volume, which resulted from strong demand in the U.S. for chicken products, contributed $64.3 million, or 1.7 percentage points to the increase in net sales. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced fresh chicken products when compared to the same period in the prior year, partially offset the impact of increased sales volume on net sales by $62.2 million, or 1.6 percentage points. Included in U.S. net sales generated during the twenty-six weeks ended June 29, 2014 and June 30, 2013 were net sales to JBS USA, LLC totaling $33.5 million and $35.3 million, respectively.

(b)
Mexico net sales generated in the twenty-six weeks ended June 29, 2014 decreased $18.2 million, or 3.7%, from Mexico net sales generated in the twenty-six weeks ended June 30, 2013 primarily because of a decrease in net sales per pound and the impact of foreign currency translation partially offset by increased sales volume. The decrease in net sales per pound, which resulted primarily from a shift in sales mix toward lower-priced live chickens, contributed $38.5 million, or 7.8 percentage points, to the decrease in net sales. The impact of foreign currency translation contributed $20.9 million, or 4.3 percentage points, to the decrease in net sales. The increase in sales volume, which resulted primarily from continued healthy demand for live chickens and chicken products, offset the decrease in net sales per pound and the impact of foreign currency translation by $41.1 million, or 8.4 percentage points.

Gross profit . Gross profit increased by $163.6 million, or 40.8%, from $400.9 million generated in the twenty-six weeks ended June 30, 2013 to $564.6 million generated in the twenty-six weeks ended June 29, 2014. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Twenty-Six Weeks Ended June 29, 2014	Change from Twenty-Six Weeks Ended June 30, 2013		Percent of Net Sales
				Twenty-Six Weeks Ended
				June 29, 2014	June 30, 2013
		Amount	Percent
	(In thousands, except percent data)
Net sales	4,204,881	$(16,167)	(0.4)%	100.0%	100.0%
Cost of sales	3,640,300	(179,806)	(4.7)%	86.6%	90.5%	(a)(b)
Gross profit	564,581	$163,639	40.8%	13.4%	9.5%

Sources of gross profit	Twenty-Six Weeks Ended June 29, 2014	Change from Twenty-Six Weeks Ended June 30, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$467,202	$173,936	59.3%	(a)
Mexico	97,379	(10,297)	(9.6)%	(b)
Total gross profit	$564,581	$163,639	40.8%

Sources of cost of sales	Twenty-Six Weeks Ended June 29, 2014	Change from Twenty-Six Weeks Ended June 30, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$3,265,224	$(171,868)	(5.0)%	(a)
Mexico	375,076	(7,938)	(2.1)%	(b)
Total cost of sales	$3,640,300	$(179,806)	(4.7)%

(a)
Cost of sales incurred by the U.S. operations during the twenty-six weeks ended June 29, 2014 decreased $171.9 million, or 5.0%, from cost of sales incurred by the U.S. operations during the twenty-six weeks ended June 30, 2013. Cost of sales decreased primarily because of a $258.0 million decrease in feed ingredients costs, a $15.6 million decrease in employee wages and benefits, a $14.7 million decrease in co-pack costs and a $10.5 million decrease in freight and storage costs. These decreases in cost of sales components were partially offset by derivative losses of $14.1 million recognized in the twenty-six weeks ended June 29, 2014 as compared to derivative gains of $12.8 million recognized during the same period in the prior year. These decreases in cost of sales components were also partially offset by a $6.1 million increase in contract labor costs, a $4.9 million increase in utilities costs and a $3.4 million increase in contract grower costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the twenty-six weeks ended June 29, 2014 decreased $7.9 million, or 2.1%, from cost of sales incurred by the Mexico operations during the twenty-six weeks ended June 30, 2013. Cost of sales decreased primarily because of a decrease in feed ingredients costs and the impact of foreign currency translation partially offset by the impact of an increase in sales volume. Decreases in feed ingredient costs contributed $22.9 million, or 6.1 percentage points, to the decrease in costs of sales. The impact of foreign currency translation contributed $16.6 million, or 4.3 percentage points, to an increase in cost of sales. Cost of sales also decreased because of a $1.8 million gain recognized on the sale of a building in Mexico City during the current period. In addition to the impact of increased sales volume, a $2.7 million increase in contract grower costs, a $2.4 million increase in freight and storage costs and a $2.2 million increase in utilities costs partially offset these decreases in cost of sales components. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $156.7 million, or 50.3%, from income of $311.9 million generated in the twenty-six weeks ended June 30, 2013 to income of $468.6 million generated in the twenty-six weeks ended June 29, 2014. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Twenty-Six Weeks Ended June 29, 2014	Change from Twenty-Six Weeks Ended June 30, 2013		Percent of Net Sales
				Twenty-Six Weeks Ended
		Amount	Percent	June 29, 2014	June 30, 2013
	(In thousands, except percent data)
Gross profit	$564,581	$163,639	40.8%	13.4%	9.5%
SG&A expense	93,808	5,717	6.5%	2.2%	2.1%	(a)(b)
Administrative restructuring charges	2,151	1,187	123.1%	0.1%	—%	(c)
Operating income	$468,622	$156,735	50.3%	11.1%	7.4%

Sources of operating income	Twenty-Six Weeks Ended June 29, 2014	Change from Twenty-Six Weeks Ended June 30, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$380,385	$166,638	78.0%
Mexico	88,237	(9,903)	(10.1)%
Total operating income	$468,622	$156,735	50.3%

Sources of SG&A expense	Twenty-Six Weeks Ended June 29, 2014	Change from Twenty-Six Weeks Ended June 30, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$84,666	$6,111	7.8%	(a)
Mexico	9,142	(394)	(4.1)%	(b)
Total SG&A expense	$93,808	$5,717	6.5%

Sources of administrative restructuring charges	Twenty-Six Weeks Ended June 29, 2014	Change from Twenty-Six Weeks Ended June 30, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$2,151	$1,187	123.1%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$2,151	$1,187	123.1%

(a)
SG&A expense incurred by the U.S. operations during the twenty-six weeks ended June 29, 2014 increased $6.1 million, or 7.8%, from SG&A expense incurred by the U.S. operations during the twenty-six weeks ended June 30, 2013, primarily because of a $6.0 million increase in employee wages and benefits, a $4.3 million increase in management fees charged for administrative functions shared with JBS USA, LLC and a $1.6 million increase in legal services expense that was partially offset by a $1.1 million decrease in depreciation expense, recognition of a $1.1 million bad debt recovery in the current period, a $1.0 million decrease in brokerage expense and a $0.9 million decrease in marketing expense. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the twenty-six weeks ended June 29, 2014 decreased $0.4 million, or 4.1%, from SG&A expense incurred by the Mexico operations during the twenty-six weeks ended June 30, 2013 primarily because of a $2.1 million decrease in contract labor expense, a $0.6 million decrease in management fees charged by the U.S. operations and a $0.2 million decrease in legal services expense that were partially offset by a $2.3 million increase in employee wages and benefits and a $0.2 million increase in marketing expense. Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred during the twenty-six weeks ended June 29, 2014 increased $1.2 million , or 123.1% from administrative restructuring charges incurred during the twenty-six weeks ended June 30, 2013. During the twenty-six weeks ended June 29, 2014, we incurred administrative restructuring charges composed of (i) live operations rationalization costs of $0.8 million, (ii) employee-related costs of $0.6 million, (iii) other exit or disposal costs of $0.4 million and (iv) inventory valuations costs of $0.3 million.

Net interest expense. Net interest expense decreased 31.2% to $32.2 million recognized in the twenty-six weeks ended June 29, 2014 from $46.9 million recognized in the twenty-six weeks ended June 30, 2013. primarily because of a decrease in average borrowings that was partially offset by a higher weighted average interest rate compared to the same period in the prior year. Average borrowings decreased from $1.07 billion in the twenty-six weeks ended June 30, 2013 to $636.8 million in the twenty-six weeks ended June 29, 2014. The weighted average interest rate recognized increased from 7.2% in the twenty-six weeks ended June 30, 2013 to 8.1% in the twenty-six weeks ended June 29, 2014.
Income taxes. Income tax expense increased to $151.2 million, a 34.4% effective tax rate, for the twenty-six weeks ended June 29, 2014 compared to income tax expense of $18.6 million, a 7.1% effective tax rate, for the twenty-six weeks ended June 30, 2013, primarily due to a decrease in valuation allowance as a result of earnings during the twenty-six weeks ended June 30, 2013. We experienced a higher effective tax rate in the twenty-six weeks ended June 29, 2014 and expect to experience a higher effective tax rate in the future due to a 2013 decrease in the total valuation allowance that resulted primarily from the utilization of almost all of our domestic net operating losses. The income tax expense recognized for the twenty-six weeks ended June 30, 2013 was primarily the result of the tax expense recorded on our year-to-date income offset by a decrease in valuation allowance as a result of year-to-date earnings.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of June 29, 2014:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$527.4
Short-term investments in available-for-sale securities			—
Borrowing arrangements:
U.S. Credit Facility	$700.0	—	679.9	(a)
Mexico Credit Facility	43.0	—	43.0	(b)

(a)
Actual borrowings under our U.S. Credit Facility (as described below) are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at June 29, 2014 was $700.0 million. Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at June 29, 2014 totaled $20.1 million.

(b)
As of June 29, 2014, the U.S. dollar-equivalent of the amount available under the Mexico ING Credit Facility (as described below) was $43.0 million.  The Mexico ING Credit Facility was terminated on July 23, 2014.  On July 23, 2014, we entered into the Mexico Bancomer Credit Facility (as described below), which provides for a loan commitment of 560.0 million Mexican pesos.

Long-Term Debt and Other Borrowing Arrangements
At June 29, 2014, we had an aggregate principal balance of $500.0 million of 7 7/8% senior unsecured notes due 2018 outstanding. Additionally, we had an aggregate principal balance of $3.6 million of 7 5/8% senior unsecured notes due 2015 and 8 3/8% senior subordinated unsecured notes due 2017 outstanding at June 29, 2014.
On June 23, 2011, we entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, we agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of our company or its subsidiaries.
    We and certain of our subsidiaries entered into a credit agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto, which was amended and restated on August 7, 2013. As of June 29, 2014, the U.S. Credit Facility provided for a $700.0 million revolving credit facility and a delayed draw term loan commitment of up to $400 million (the “Delayed Draw Term Loans”). We can draw upon the Delayed Draw Term Loan commitment, in one or more advances, between May 1, 2014 and December 28, 2014. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Delayed Draw Term Loan commitment by up to an additional $500.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. The U.S. Credit Facility also provides for a $100 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. The revolving loan commitment under the U.S. Credit Facility matures on August 7, 2018. Any Delayed Draw Term Loans would be payable in quarterly installments beginning in fiscal year 2015 equal to 1.875% of the principal outstanding as of December 28, 2014, with all remaining principal and interest due at maturity on August 7, 2018. We paid $204.9 million toward the outstanding principal under the Term B-1 loans on December 30, 2013 and paid $205.2 million toward the outstanding principal under the Term B-2 loans on April 28, 2014. Following the April 28, 2014 payment, we had no outstanding principal under the Term B loans.
On October 19, 2011, certain of our Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico ING Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico ING Credit Facility was secured by substantially all of the assets of our Mexican subsidiaries. As of June 29, 2014, the U.S. dollar-equivalent of the loan commitment under the Mexico ING Credit Facility was $43.0 million. There were no outstanding borrowings under the Mexico ING Credit Facility at June 29, 2014. The Mexico ING Credit Facility was terminated on July 23, 2014.
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Bancomer Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Multiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Bancomer Credit Facility is 560.0 million Mexican pesos. Outstanding borrowings under the Mexico Bancomer Credit Facility will accrue interest at a rate equal to the TIIE rate plus 1.05%. The Mexico Bancomer Credit Facility will mature on July 23, 2017. There are currently no outstanding borrowings under the Mexico Bancomer Credit Facility .
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
Historical Flow of Funds
Cash provided by operating activities was $416.2 million and $310.9 million for the twenty-six weeks ended June 29, 2014 and June 30, 2013, respectively. The increase in cash flows provided by operating activities was primarily as a result of net income and working capital changes for the twenty-six weeks ended June 29, 2014 as compared to the twenty-six weeks ended June 30, 2013.
Our working capital position, which we define as current assets less current liabilities, increased $198.4 million to $1,044.0 million and a current ratio of 2.27 at June 29, 2014 compared to $845.6 million and a current ratio of 1.78 at December 29, 2013. Our working capital position increased $39.1 million to $851.6 million and a current ratio of 2.16 at June 30, 2013 compared to $812.6 million and a current ratio of 2.11 at December 30, 2012. The increase in working capital during both the twenty-six weeks ended June 29, 2014 and June 30, 2013 was primarily the result of the generation of cash from operations.
Trade accounts and other receivables increased $30.2 million, or 8.0%, to $409.2 million at June 29, 2014 from $379.1 million at December 29, 2013. The change in trade accounts and other receivables resulted primarily from an increase in sales generated in the two weeks ended June 29, 2014 as compared to sales generated in the two weeks ended December 29, 2013. Trade accounts and other receivables increased $7.9 million, or 2.0%, to $394.4 million at June 30, 2013 from $386.4 million at December 30, 2012. The change in trade accounts and other receivables resulted primarily from increased sales price per pound.
Inventories increased $28.5 million, or 3.5%, to $837.3 million at June 29, 2014 from $808.8 million at December 29, 2013. The change in inventories was due to increased costs for feed grains and their impact on the value of our live chicken inventories as well as an increase in live head. Inventories increased $1.9 million, or 0.2%, to $952.2 million at June 30, 2013 from $950.3 million at December 30, 2012. The change in inventories was primarily due to increases in live chicken and feed ingredients costs.
Prepaid expenses and other current assets increased $20.2 million, or 32.7%, to $82.1 million at June 29, 2014 from $61.8 million at December 29, 2013. This change resulted primarily from a $14.2 million increase in margin cash on deposit with our derivatives traders. Prepaid expenses and other current assets increased $15.1 million, or 27.0%, to $71.2 million at June 30, 2013 from $56.0 million at December 30, 2012. This change resulted primarily from a $4.4 million increase in tax receivables and an increase of $11.1 million in outstanding derivatives.
Accounts payable, including accounts payable to JBS USA, increased $17.8 million, or 4.8%, to $392.1 million at June 29, 2014 from $374.3 million at December 29, 2013. This change resulted primarily from a $19.3 million increase in trade payables and a $0.7 million increase in the payable to JBS USA. The number of days of payables outstanding (“DPO”) increased because we moved more accounts to our structured payables program. Accounts payable, including accounts payable to JBS USA, increased $7.2 million, or 2.2%, to $333.0 million at June 30, 2013 from $325.8 million at December 30, 2012. This change resulted primarily from the increase in DPO in the U.S. at June 30, 2013 when compared to December 30, 2012.
Accrued expenses and other current liabilities increased $7.5 million, or 2.6%, to $290.9 million at June 29, 2014 from $283.4 million at December 29, 2013. This change resulted primarily from a $9.0 million increase in accrued incentive compensation costs and a $6.4 million increase in derivative liabilities that was partially offset by a $8.8 million decrease in accrued health insurance costs and a $5.3 million decrease in accrued interest. Accrued expenses and other current liabilities increased $1.1 million, or 0.4%, to $285.1 million at June 30, 2013 from $283.5 million at December 30, 2012. This change in accrued expenses and other current liabilities was immaterial when compared to December 30, 2012.

Income taxes, which includes income taxes receivable, income taxes payable, both current and noncurrent deferred tax assets, both current and noncurrent deferred tax liabilities and reserves for uncertain tax positions, changed from a net asset position of $32.4 million at December 29, 2013 to a net liability position of $71.1 million at June 29, 2014. This change resulted primarily from tax expense recorded on our year-to-date income that was based on a higher effective tax rate. We experienced a higher effective tax rate in the twenty-six weeks ended June 29, 2014 due to a decrease in valuation allowance as a result of net income earned during the twenty-six weeks ended June 30, 2013. Net income tax assets decreased $4.6 million, or 20.3%, to $17.9 million at June 30, 2013 from $22.5 million at December 30, 2012. This change resulted primarily from the accrual of income taxes payable in Mexico. Our income tax position increased $14.4 million, or 123.5%, to a net income tax asset of $2.7 million at June 24, 2012 from a net income tax liability of $11.7 million at December 25, 2011. This change resulted primarily from both a decrease in the reserve for unrecognized tax benefits and the recognition of income taxes receivable in Mexico.
Cash provided by investing activities was $10.5 million for the twenty-six weeks ended June 29, 2014 and cash used in investing activities was $46.1 million for the twenty-six weeks ended June 30, 2013. Capital expenditures totaled $90.8 million and $49.0 million in the twenty-six weeks ended June 29, 2014 and June 30, 2013, respectively. Capital expenditures increased by $41.8 million primarily because of the number of projects that were active during the twenty-six weeks ended June 29, 2014 when compared to the twenty-six weeks ended June 30, 2013. Capital expenditures for 2014 cannot exceed $350.0 million under the the U.S. Credit Facility. Cash was used to purchase investment securities totaling $37.0 million in the twenty-six weeks ended June 29, 2014. Cash proceeds from the sale or maturity of investment securities totaled $134.0 million in the twenty-six weeks ended June 29, 2014. Cash proceeds from property disposals in the twenty-six weeks ended June 29, 2014 and June 30, 2013 were $4.3 million and $2.9 million, respectively.
Cash used in financing activities was $409.8 million and $252.7 million in the twenty-six weeks ended June 29, 2014 and June 30, 2013, respectively. Cash proceeds drawn from our revolving line of credit and long-term borrowings totaled $505.6 million in the twenty-six weeks ended June 30, 2013. No cash proceeds were drawn from our revolving line of credit and long-term borrowings in the twenty-six weeks ended June 29, 2014. Cash was used to repay revolving line of credit obligations, long-term borrowings and capital lease obligations totaling $410.2 million and $758.3 million in the twenty-six weeks ended June 29, 2014 and June 30, 2013, respectively. Cash proceeds from the sale of subsidiary common stock totaled $0.3 million during the twenty-six weeks ended June 29, 2014.
Contractual obligations at June 29, 2014 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$503,633	$116	$3,517	$500,000	$—
Interest(c)	181,403	40,449	80,727	60,113	114
Capital leases	853	194	280	239	140
Operating leases	34,707	10,803	15,949	6,559	1,396
Derivative liabilities	8,562	8,562	—	—	—
Purchase obligations(d)	388,109	380,147	7,962	—	—
Total	$1,117,267	$440,271	$108,435	$566,911	$1,650

(a)
The total amount of PPC’s unrecognized tax benefits at June 29, 2014 was $17.2 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $20.1 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of June 29, 2014.

(d)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to this new accounting pronouncement.
Critical Accounting Policies
During the twenty-six weeks ended June 29, 2014, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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
Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of June 29, 2014. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended June 29, 2014, such a change would have resulted in a change to cost of sales of $79.5 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at June 29, 2014 would be $11.0 million, excluding any potential impact on the production costs of our chicken inventories.
The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal, sorghum and natural gas prices on June 29, 2014 would have resulted in a change of approximately $1.4 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have increased the fair value of our fixed rate debt by approximately $4.0 million as of June 29, 2014.
Foreign Currency
Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. We currently anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a gain of $1.5 million and a loss of $2.1 million in the thirteen weeks ended June 29, 2014 and June 30, 2013, respectively. The average exchange rates for the thirteen weeks ended June 29, 2014 and June 30, 2013 were 13.00 Mexican pesos to one U.S. dollar and 12.56 Mexican pesos to one U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
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
Forward Looking Statements
Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made herein, in our other filings with the SEC, in press releases, and in certain other oral and written presentations. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “imply,” “intend,” “should,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

•	Matters affecting the chicken industry generally, including fluctuations in the commodity prices of feed ingredients and chicken;

•	Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•	Our ability to maintain contracts that are critical to our operations;

•	Our ability to retain management and other key individuals;

•	Risk that the amounts of cash from operations together with amounts available under our credit facilities will not be sufficient to fund our operations;

•	Management of our cash resources;

•	Outbreaks of avian influenza or other diseases, either in our own flocks or elsewhere, affecting our ability to conduct our operations and/or demand for our poultry products;

•	Contamination of our products, which has previously and can in the future lead to product liability claims and product recalls;

•	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;

•	Changes in laws or regulations affecting our operations or the application thereof;

•
New immigration legislation or increased enforcement efforts in connection with existing immigration legislation that cause our costs of business to increase, cause us to change the way in which we do business or otherwise disrupt our operations;

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Inability to consummate, or effectively integrate, any acquisition, including the acquisition of Tyson Mexico, or to realize the associated anticipated cost savings and operating synergies;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

•	Disruptions in international markets and distribution channels;

•	Our ability to maintain favorable labor relations with our employees and our compliance with labor laws;

•	Extreme weather or natural disasters;

•	The impact of uncertainties in litigation; and

•	Other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 as filed with the SEC.
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
As of June 29, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended June 29, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Grower Claims and Proceedings
On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled “Shelia Adams, et al. v. Pilgrim’s Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 US C. § 192 of the Packers and Stockyards Act of 1921 (the “PSA”); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by nondisclosure. The case relates to our Farmerville, Louisiana; Nacogdoches, Texas; and the El Dorado, De Queen and Batesville, Arkansas complexes. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the U.S. District for the Eastern Court of Texas (“Marshall Court”). The motion was filed with the U.S. District Court for the Northern District of Texas-Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference. We filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs’ motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs’ Amended Complaint with the Marshall Court. A bench trial commenced on June 16, 2011. The trial concluded as to the El Dorado growers on August 25, 2011. On September 30, 2011, the Marshall Court issued its Findings of Facts and Conclusions of Law and Judgment finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e), and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. Afterward, we filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, we appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals (the "Fifth Circuit"). Oral argument occurred on December 3, 2012. On August 27, 2013, the Fifth Circuit reversed the judgment, and entered a judgment in favor of the Company. Plaintiffs thereafter filed a petition for rehearing en banc. Plaintiffs’ petition for rehearing was denied on October 15, 2013. On January 13, 2014, Plaintiffs filed a Petition for a Writ of Certiorari requesting the Supreme Court of the United States to accept their case for review. Plaintiff’s petition for a Writ of Certiorari was denied on February 24, 2014. The Fifth Circuit's decision and prior favorable trial court rulings regarding the El Dorado growers' claims suggest that the likelihood of any recovery by growers remaining in the case is too remote to maintain the previously-recorded loss accrual. Therefore, the Company reversed the accrual on September 1, 2013.
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
In connection with the remaining claim of $45.4 million included in the amended proof of claim, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 30, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court Case holding the loss that Gold Kist claimed for its tax year ended June 30, 2004 is capital in nature. On January 10, 2014, PPC filed both a Motion for Reconsideration and a Motion for Full Tax Court review of both its Motion for Reconsideration and any order issued in response to such motion. On March 10, 2014, the Tax Court denied both the Motion for Reconsideration and the Motion for Full Tax Court review. On April 14, 2014, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the Fifth Circuit. The Company filed its opening brief with the Fifth Circuit on June 30, 2014.
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
The following risk factors supplement those contained in our 2013 Annual Report on Form 10-K:
There can be no assurance that we will consummate the acquisition of Tyson Mexico or that Tyson Mexico can be combined successfully with our business.

In evaluating the terms of our acquisition of Tyson Mexico, we analyzed the respective businesses of Pilgrim’s Pride and Tyson Mexico and made certain assumptions concerning their respective future operations. A principal assumption was that the acquisition will produce operating results better than those historically experienced or presently expected to be experienced in the future by us in the absence of the acquisition. There can be no assurance, however, that this assumption is correct or that the businesses of Pilgrim’s Pride and Tyson Mexico will be successfully integrated in a timely manner.
Assumption of unknown liabilities in acquisitions may harm our financial condition and operating results.
Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. For example, our proposed acquisition of Tyson Mexico is structured as a stock purchase in which we effectively assume all of the liabilities of Tyson Mexico, including liabilities that may be unknown. Such unknown obligations and liabilities could harm our financial condition and operating results.
We may pursue additional opportunities to acquire complementary businesses, which could further increase leverage and debt service requirements and could adversely affect our financial situation if we fail to successfully integrate the acquired business.
We intend to continue to pursue selective acquisitions of complementary businesses in the future. Inherent in any future acquisitions are certain risks such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following such acquisitions. Additional debt or equity capital may be required to complete future acquisitions, and there can be no assurance that we will be able to raise the required capital. Furthermore, acquisitions involve a number of risks and challenges, including:
                       Diversion of management’s attention;
                       The need to integrate acquired operations;
                       Potential loss of key employees and customers of the acquired companies;
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

12	Ratio of Earnings to Fixed Charges for the twenty-six weeks ended June 29, 2014 and June 30, 2013.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: July 31, 2014	/s/ Fabio Sandri
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

12	Ratio of Earnings to Fixed Charges for the twenty-six weeks ended June 29, 2014 and June 30, 2013.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.