Form 10-Q
period 2014-09-28
PILGRIMS PRIDE CORP
filed 2014-10-30
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of October 29, 2014, was 259,029,033.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2014	December 29, 2013
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$868,597	$508,206
Investment in available-for-sale securities	—	96,902
Trade accounts and other receivables, less allowance for doubtful accounts	413,402	376,678
Account receivable from JBS USA, LLC	240	2,388
Inventories	817,892	808,832
Income taxes receivable	—	64,868
Current deferred tax assets	2,227	2,227
Prepaid expenses and other current assets	77,393	61,848
Assets held for sale	1,419	7,033
Total current assets	2,181,170	1,928,982
Deferred tax assets	85,213	18,921
Other long-lived assets	30,766	40,163
Identified intangible assets, net	28,219	32,525
Property, plant and equipment, net	1,180,414	1,151,811
Total assets	$3,505,782	$3,172,402

Accounts payable	$383,779	$370,360
Account payable to JBS USA, LLC	1,969	3,934
Accrued expenses and other current liabilities	307,153	283,355
Income taxes payable	176,153	—
Current deferred tax liabilities	15,070	15,515
Current maturities of long-term debt	260	410,234
Total current liabilities	884,384	1,083,398
Long-term debt, less current maturities	502,115	501,999
Deferred tax liabilities	—	13,944
Other long-term liabilities	88,490	80,459
Total liabilities	1,474,989	1,679,800
Common stock	2,590	2,590
Additional paid-in capital	1,656,623	1,653,119
Retained earnings (accumulated deficit)	424,305	(120,156)
Accumulated other comprehensive loss	(55,815)	(45,735)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,027,703	1,489,818
Noncontrolling interest	3,090	2,784
Total stockholders’ equity	2,030,793	1,492,602
Total liabilities and stockholders’ equity	$3,505,782	$3,172,402
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands, except per share data)
Net sales	$2,268,048	$2,142,815	$6,472,929	$6,363,863
Cost of sales	1,817,783	1,906,242	5,458,083	5,726,348
Gross profit	450,265	236,573	1,014,846	637,515
Selling, general and administrative expense	44,629	43,797	138,437	131,888
Administrative restructuring charges	135	3,658	2,286	4,622
Operating income	405,501	189,118	874,123	501,005
Interest expense, net of capitalized interest	11,372	20,413	45,407	68,199
Interest income	(1,171)	(571)	(2,974)	(1,494)
Foreign currency transaction loss	6,414	2,682	4,932	4,771
Miscellaneous, net	(610)	(8)	(2,609)	(730)
Income before income taxes	389,496	166,602	829,367	430,259
Income tax expense	133,693	5,578	284,932	24,216
Net income	255,803	161,024	544,435	406,043
Less: Net income (loss) attributable to noncontrolling interests	(181)	107	(26)	(161)
Net income attributable to Pilgrim’s Pride Corporation	$255,984	$160,917	$544,461	$406,204

Weighted average shares of common stock outstanding:
Basic	258,999	258,826	258,966	258,825
Effect of dilutive common stock equivalents	523	560	482	341
Diluted	259,522	259,386	259,448	259,166

Net income attributable to Pilgrim's Pride Corporation per share of common stock outstanding:
Basic	$0.99	$0.62	$2.10	$1.57
Diluted	$0.99	$0.62	$2.10	$1.57
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Net income	$255,803	$161,024	$544,435	$406,043
Other comprehensive income:
Gain (loss) associated with available-for-sale securities, net of tax expense of $(10), $0, $(30) and $0, respectively	17	—	(12)	—
Gain (loss) associated with pension and other postretirement benefits, net of tax benefit of $396, $0, $6,105 and $0, respectively	(653)	313	(10,068)	36,114
Total other comprehensive income (loss), net of tax	(636)	313	(10,080)	36,114
Comprehensive income	255,167	161,337	534,355	442,157
Less: Comprehensive income (loss) attributable to noncontrolling interests	(181)	107	(26)	(161)
Comprehensive income attributable to Pilgrim's Pride Corporation	$255,348	$161,230	$534,381	$442,318
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
	(In thousands)
Balance at December 29, 2013	259,029	$2,590	$1,653,119	$(120,156)	$(45,735)	$2,784	$1,492,602
Net income	—	—	—	544,461	—	(26)	544,435
Other comprehensive loss, net of tax	—	—	—	—	(10,080)	—	(10,080)
Issuance of subsidiary common stock	—	—	—	—	—	332	332
Share-based compensation plans:
Requisite service period recognition	—	—	3,504	—	—	—	3,504
Balance at September 28, 2014	259,029	$2,590	$1,656,623	$424,305	$(55,815)	$3,090	$2,030,793

Balance at December 30, 2012	258,999	$2,590	$1,642,003	$(669,711)	$(68,511)	$2,626	$908,997
Net income	—	—	—	406,204	—	(161)	406,043
Other comprehensive income, net of tax					36,114		36,114
Share-based compensation plans:
Common stock issued under compensation plans	30	—	—	—	—	—	—
Requisite service period recognition	—	—	2,415	—	—	—	2,415
Balance at September 29, 2013	259,029	2,590	$1,644,418	$(263,507)	$(32,397)	$2,465	$1,353,569
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$544,435	$406,043
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	112,740	113,853
Foreign currency transaction loss	8,585	3,734
Accretion of bond discount	342	342
Asset impairment	—	3,457
Gain on property disposals	(1,112)	(509)
Gain on investment securities	(49)	—
Share-based compensation	3,504	2,415
Deferred income tax benefit	(79,619)	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	(35,785)	(25,458)
Inventories	(10,339)	39,421
Prepaid expenses and other current assets	(16,694)	(17,304)
Accounts payable, accrued expenses and other current liabilities	36,686	69,895
Income taxes	239,944	(1,818)
Deposits	—	1,898
Long-term pension and other postretirement obligations	(1,764)	(3,174)
Other operating assets and liabilities	1,534	3,921
Cash provided by operating activities	802,408	596,716
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(131,349)	(76,293)
Purchases of investment securities	(55,100)	—
Proceeds from sale or maturity of investment securities	152,050	—
Proceeds from property disposals	8,422	3,330
Cash used in investing activities	(25,977)	(72,963)
Cash flows from financing activities:
Proceeds from revolving line of credit	—	505,600
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(410,199)	(758,283)
Sale of subsidiary common stock	332	—
Payment of capitalized loan costs	—	(5,006)
Cash used in financing activities	(409,867)	(257,689)
Effect of exchange rate changes on cash and cash equivalents	(6,173)	(3,928)
Increase in cash and cash equivalents	360,391	262,136
Cash and cash equivalents, beginning of period	508,206	68,180
Cash and cash equivalents, end of period	$868,597	$330,316
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 80 countries. Pilgrim's fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim's has approximately 35,400 employees and has the capacity to process more than 34 million birds per week for a total of more than 10 billion pounds of live chicken annually. Approximately 3,750 contract growers supply poultry for the Company's operations. As of September 28, 2014, JBS USA Holdings, Inc. (“JBS USA”), an indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.5% of the Company's outstanding common stock.
Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended September 28, 2014 are not necessarily indicative of the results that may be expected for the year ending December 28, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013.
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
The Company measures the financial statements of its Mexico subsidiaries as if the U.S. dollar were the functional currency. Accordingly, we remeasure assets and liabilities, other than non-monetary assets, of the Mexico subsidiaries at current exchange rates. We remeasure non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. We remeasure income and expenses at average exchange rates in effect during the period. Currency exchange gains or losses are included in the line item Foreign currency transaction loss in the Condensed Consolidated Statements of Income.
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
As of September 28, 2014 and December 29, 2013, the Company held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities and deferred compensation plan assets. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments. The Company maintains nonqualified deferred compensation plans for executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The following items were measured at fair value on a recurring basis:

	September 28, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$5,125	$—	$—	$5,125
Derivative assets - commodity options instruments	—	62	—	62
Derivative assets - foreign currency instruments	1,278	—	—	1,278
Deferred compensation plan assets	7,218	—	—	7,218
Derivative liabilities - commodity futures instruments	(5,350)	—	—	(5,350)
Derivative liabilities - commodity options instruments	—	(1,013)	—	(1,013)
Long-term debt and other borrowing arrangements:
Public bonds and notes	525,335	—	—	525,335
Capitalized lease obligations	—	—	627	627

	December 29, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in available-for-sale securities	$—	$96,902	$—	$96,902
Derivative assets - commodity futures instruments	1,494	—	—	1,494
Derivative assets - commodity options instruments	—	1,395	—	1,395
Derivative assets - foreign currency instruments	1,214	—	—	1,214
Deferred compensation plan assets	7,208	—	—	7,208
Derivative liabilities - commodity futures instruments	(1,728)	—	—	(1,728)
Long-term debt and other borrowing arrangements:
Public bonds and notes	552,592	—	—	552,592
Term notes	—	—	424,650	424,650
Capitalized lease obligations	—	—	704	704

	Term Notes and Revolver		Capitalized Lease Obligations
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Change in Value of Level 3 Liabilities:	(In thousands)
Balance, beginning of period	$424,650	$686,435	$704	$880
Borrowings	—	509,500	—	—
Payments	(410,099)	(762,091)	(100)	(92)
Change in fair value inputs	(14,551)	(6,983)	23	—
Balance, end of period	$—	$426,861	$627	$788
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

	September 28, 2014		December 29, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Note Reference
		(In thousands)
Short-term investments in available-for-sale securities	$—	$—	$96,902	$96,902	5
Derivative assets - commodity futures instruments	5,125	5,125	1,494	1,494	6
Derivative assets - commodity options instruments	62	62	1,395	1,395	6
Derivative assets - foreign currency instruments	1,278	1,278	1,214	1,214	6
Deferred compensation plan assets	7,218	7,218	7,208	7,208
Derivative liabilities - commodity futures instruments	(5,350)	(5,350)	(1,728)	(1,728)	6
Derivative liabilities - commodity options instruments	(1,013)	(1,013)	—	—	6
Long-term debt and other borrowing arrangements	(502,376)	(525,962)	(912,233)	(977,946)	9

Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Deferred compensation plan assets were recorded at fair value based on quoted market prices and are included in the line item Other assets in the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at September 28, 2014 or December 29, 2013, as applicable.
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
3.     TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	September 28, 2014	December 29, 2013
	(In thousands)
Trade accounts receivable	$405,520	$369,715
Account receivable from JBS USA, LLC	240	2,388
Employee receivables	—	14
Notes receivable - current	1,145	—
Other receivables	9,467	11,005
Receivables, gross	416,372	383,122
Allowance for doubtful accounts	(2,730)	(4,056)
Receivables, net	$413,642	$379,066
4.     INVENTORIES
Inventories consisted of the following:

	September 28, 2014	December 29, 2013
	(In thousands)
Live chicken and hens	$384,120	$368,582
Feed, eggs and other	213,035	216,045
Finished chicken products	220,157	223,932
Total chicken inventories	817,312	808,559
Commercial feed and other	580	273
Total inventories	$817,892	$808,832

5.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.

The following table summarizes our investments in available-for-sale securities:

	September 28, 2014		December 29, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$433,413	$433,413	$103,121	$103,124
Other	19,577	19,577	56	56
Short-term investments:
Fixed income securities	$—	$—	$96,902	$96,902
All of the fixed income securities classified as cash and cash equivalents above mature within 90 days and all of the fixed income securities classified as short-term investments above mature within one year. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains recognized during the thirteen and thirty-nine weeks ended September 28, 2014 related to the Company's available-for-sale securities totaled approximately $0.1 million and $0.3 million, respectively. Gross realized losses recognized during the thirteen and thirty-nine weeks ended September 28, 2014 related to the Company's available-for-sale securities totaled approximately $7,700 and $8,100, respectively. No gross realized gains or losses were recognized during the thirteen and thirty-nine weeks ended September 29, 2013. Proceeds received from the sale or maturity of available-for-sale securities during the thirty-nine weeks ended September 28, 2014 and September 29, 2013 are disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company's available-for-sale securities recognized during the thirty-nine weeks ended September 28, 2014 and September 29, 2013 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the thirty-nine weeks ended September 28, 2014 and September 29, 2013 are disclosed in “Note 12. Stockholders' Equity.”
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
We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized net gains of $28.0 million and $8.0 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended September 28, 2014 and September 29, 2013, respectively. We also recognized net gains of $14.0 million and $21.9 million related to changes in the fair value of our derivative financial instruments during the thirty-nine weeks ended September 28, 2014 and September 29, 2013, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	September 28, 2014	December 29, 2013
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$5,187	$2,889
Commodity derivative liabilities	(6,363)	(1,728)
Cash collateral posted with brokers	8,040	4,142
Foreign currency derivative assets	1,278	1,214
Derivatives coverage(a):
Corn	2.0%	1.1%
Soybean meal	1.3%	(3.6)%
Period through which stated percent of needs are covered:
Corn	July 2016	September 2015
Soybean meal	July 2015	July 2014

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.
7.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	September 28, 2014	December 29, 2013
	(In thousands)
Land	$66,283	$66,071
Buildings	1,083,380	1,077,859
Machinery and equipment	1,530,264	1,502,968
Autos and trucks	55,083	55,779
Construction-in-progress	130,229	66,926
PP&E, gross	2,865,239	2,769,603
Accumulated depreciation	(1,684,825)	(1,617,792)
PP&E, net	$1,180,414	$1,151,811
The Company recognized depreciation expense of $33.9 million and $34.3 million during the thirteen weeks ended September 28, 2014 and September 29, 2013, respectively. We also recognized depreciation expense of $101.1 million and $102.3 million during the thirty-nine weeks ended September 28, 2014 and September 29, 2013, respectively.
During the thirty-nine weeks ended September 28, 2014, we spent $131.3 million on capital projects and transferred $67.3 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the thirty-nine weeks ended September 28, 2014 to improve efficiencies and reduce costs in the U.S. and to expand capacity in Mexico.
During the thirteen and thirty-nine weeks ended September 28, 2014, the Company sold certain PP&E for cash of $4.1 million and $8.4 million, respectively, and recognized a net loss of $26,700 and a net gain of $1.1 million, respectively. PP&E sold in 2014 included a warehouse, a commercial building and a vehicle maintenance center in Texas, an office building in Mexico City, a processing plant in Franconia, Pennsylvania, and miscellaneous equipment. During the thirteen and thirty-nine weeks ended September 29, 2013, the Company sold certain PP&E for cash of $0.4 million and $3.3 million, respectively, and recognized net gains on these sales of $0.1 million and $2.0 million, respectively. PP&E sold in 2013 included vehicle maintenance centers in Arkansas and Texas and miscellaneous equipment.
     Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing plant in Louisiana and other miscellaneous assets, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At September 28, 2014 and December 29, 2013, the Company reported properties and related assets totaling $1.4 million and $7.0 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The Company tested the recoverability of its assets held for sale and determined that the aggregate carrying amount of each asset group was recoverable over the remaining life of the primary asset in that asset group.

The Company has closed or idled various processing complexes, processing plants, hatcheries, broiler farms, and feed mills throughout the U.S. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At September 28, 2014, the carrying amount of these idled assets was $73.0 million based on depreciable value of $184.6 million and accumulated depreciation of $111.6 million.
The Company last tested the recoverability of its long-lived assets held and used in December 2013. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the thirty-nine weeks ended September 28, 2014 that required the Company to test its long-lived assets held and used for recoverability.
8.     CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	September 28, 2014	December 29, 2013
	(In thousands)
Accounts payable:
Trade accounts	$331,832	$313,266
Book overdrafts	50,045	55,378
Other payables	1,902	1,716
Total accounts payable	383,779	370,360
Accounts payable to JBS USA, LLC	1,969	3,934
Accrued expenses and other current liabilities:
Compensation and benefits	106,329	100,965
Interest and debt-related fees	12,094	7,558
Insurance and self-insured claims	88,679	99,244
Derivative liabilities:
Futures	5,350	1,729
Options	1,012	—
Other accrued expenses	93,689	73,859
Total accrued expenses and other current liabilities	307,153	283,355
	$692,901	$657,649

9.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	September 28, 2014	December 29, 2013
		(In thousands)
Senior notes, at 7 7/8%, net of unaccreted discount	2018	$498,098	$497,757
U.S. Credit Facility (defined below):
The U.S. Credit Facility Term B-1 note payable at 2.4375%	2014	—	204,880
The U.S. Credit Facility Term B-2 note payable at 9.00%	2014	—	205,219
Other	Various	4,277	4,377
Long-term debt		502,375	912,233
Less: Current maturities of long-term debt		(260)	(410,234)
Long-term debt, less current maturities		$502,115	$501,999

Senior and Subordinated Notes
At September 28, 2014, the Company had an aggregate principal balance of $500.0 million of 7 7/8% senior unsecured notes due 2018 (the “2018 Notes”) outstanding that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, the Company had an aggregate principal balance of $3.6 million of 7 5/8% senior unsecured notes due 2015 and 8 3/8% senior subordinated unsecured notes due 2017 outstanding at September 28, 2014.
On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, the Company agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. Credit Facility (as defined below). In the thirteen and thirty-nine weeks ended September 28, 2014, the Company reimbursed JBS USA $0.3 million and $1.0 million, respectively, for letter of credit costs. As of September 28, 2014, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf. There remains no other commitment to make advances by JBS USA under the Subordinated Loan Agreement.
U.S. Credit Facility
Pilgrim’s and certain of its subsidiaries entered into a credit agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto, which was amended and restated on August 7, 2013. As of September 28, 2014, the U.S. Credit Facility provided for a $700.0 million revolving credit facility and a delayed draw term loan commitment of up to $400 million (the “Delayed Draw Term Loans”). The Company can draw upon the Delayed Draw Term Loan commitment in one or more advances until December 28, 2014. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Delayed Draw Term Loan commitment by up to an additional $500.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. The U.S. Credit Facility also provides for a $100 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. The revolving loan commitment under the U.S. Credit Facility matures on August 7, 2018. Any Delayed Draw Term Loans would be payable in quarterly installments beginning in fiscal year 2015 equal to 1.875% of the principal outstanding as of December 28, 2014, with all remaining principal and interest due at maturity on August 7, 2018.
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
    Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB. As of September 28, 2014, the amount available for borrowing under the revolving loan commitment was $679.9 million. The Company had letters of credit of $20.1 million and no outstanding borrowings under the revolving loan commitment as of September 28, 2014.
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
Mexico Credit Facility
On July 23, 2014, Avícola and certain Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Multiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is 560.0 million Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the TIIE rate plus 1.05%. The Mexico Credit Facility will mature on July 23, 2017. As of September 28, 2014, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $41.7 million. There are currently no outstanding borrowings under the Mexico Credit Facility. The Mexico Credit facility replaced our amended and restated credit agreement with ING Bank (México), S.A. Institucíon de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent, which was terminated on July 23, 2014.

10.	INCOME TAXES
The Company recorded income tax expense of $284.9 million, a 34.4% effective tax rate, for the thirty-nine weeks ended September 28, 2014 compared to income tax expense of $24.2 million, a 5.6% effective tax rate, for the thirty-nine weeks ended September 29, 2013. The income tax expense recognized for the thirty-nine weeks ended September 28, 2014 was primarily the result of the tax expense recorded on the Company's year-to-date income. The income tax expense recognized for the thirty-nine weeks ended September 29, 2013 was primarily the result of the tax expense recorded on the company's year-to-date income offset by a decrease in valuation allowance as a result of year-to-date earnings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 28, 2014, the Company did not believe it had sufficient positive evidence to conclude that realization of its federal capital loss carry forwards and a portion of its foreign net deferred tax assets are more likely than not to be realized.

For the thirty-nine weeks ended September 28, 2014, there is tax benefit of $6.1 million reflected in other comprehensive income. There was no tax benefit reflected in other comprehensive income for the thirty-nine weeks ended September 29, 2013 because the Company had a valuation allowance.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by taxing authorities for years prior to 2008 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2009.

The Company is pursuing the IRS' amended proof of claim relating to the tax year ended June 26, 2004 for Gold Kist Inc. (“Gold Kist”). See “Note 15. Commitments and Contingencies” for additional information.

11.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans totaled $1.5 million and $1.9 million in the thirteen weeks ended September 28, 2014 and September 29, 2013, respectively. Expenses recognized under all of these retirement plans totaled $4.3 million and $5.7 million in the thirty-nine weeks ended September 28, 2014 and September 29, 2013, respectively.

Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Service cost	$—	$—	$(20)	$—	$—	$—	$—	$—
Interest cost	2,026	20	1,988	20	6,078	60	5,965	59
Estimated return on plan assets	(1,593)	—	(1,349)	—	(4,780)	—	(4,048)	—
Amortization of net loss (gain)	14	—	250	—	42	—	751	—
Net costs	$447	$20	$869	$20	$1,340	$60	$2,668	$59
During the thirteen and thirty-nine weeks ended September 28, 2014, the Company contributed $8.2 million and $11.6 million, respectively, to its defined benefit plans.
The Company remeasures both plan assets and obligations on a quarterly basis.
The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

12.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Thirty-Nine Weeks Ended September 28, 2014(a)			Thirty-Nine Weeks Ended September 29, 2013(a)
	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total	Losses Related to Pension and Other Postretirement Benefits
	(In thousands)
Balance, beginning of period	$(45,797)	$62	$(45,735)	$(68,511)
Other comprehensive income (loss) before reclassifications	(10,094)	169	(9,925)	35,363
Amounts reclassified from accumulated other comprehensive loss to net income	26	(181)	(155)	751
Net current period other comprehensive income (loss)	(10,068)	(12)	(10,080)	36,114
Balance, end of period	$(55,865)	$50	$(55,815)	$(32,397)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Thirty-Nine Weeks Ended September 28, 2014	Thirty-Nine Weeks Ended September 29, 2013	Affected Line Item in the Condensed Consolidated Statements of Operations
	(In thousands)
Realized gain on sale of securities	$290	$—	Selling, general and administrative expense
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	—	(27)	Cost of sales
Legacy Gold Kist plans(c)(d)	(42)	(724)	Selling, general and administrative expense
Total before tax	248	(751)
Tax benefit (expense)	(93)	—
Total reclassification for the period	$155	(751)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Pilgrim's Pride Retirement Plan for Union Employees, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

(c)
The Company sponsors the Pilgrim's Pride Plan for Legacy Gold Kist Employees, a qualified defined benefit pension plan covering certain eligible U.S. employees who were employed at locations that the Company purchased through its acquisition of Gold Kist in 2007, the Former Gold Kist Inc. Supplemental Executive Retirement Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist executives, the Former Gold Kist Inc. Directors' Emeriti Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist directors, and the Gold Kist Inc. Retiree Life Insurance Plan, a defined benefit postretirement life insurance plan covering certain retired Gold Kist employees.

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
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $22.6 million in costs related to the STIP at September 28, 2014 related to cash bonus awards that could potentially be awarded during the remainder of 2014 and 2015.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company's officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At September 28, 2014, we have reserved approximately 6.6 million shares of common stock for future issuance under the LTIP.
The following awards existed during the thirty-nine weeks ended September 28, 2014:

Award Type	Benefit Plan	Award Quantity	Grant Date	Vesting Condition	Vesting Date	Estimated Forfeiture Rate	Settlement Method
RSA	Employment Agreement	100,000	January 14, 2011	Service	January 3, 2014	—%	Stock
RSA	LTIP	72,675	August 27, 2012	Service	April 27, 2014	—%	Stock
RSU	LTIP	608,561	February 4, 2013	Service	December 31, 2014	9.66%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2015	—%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2016	—%	Stock
RSU	LTIP	206,933	February 26, 2013	Service	December 31, 2014	—%	Stock
RSU	LTIP	462,518	February 19, 2014	Service	December 31, 2016	13.49%	Stock

The fair value of each RSA and RSU granted represents the closing price of the Company's common stock on the respective grant date.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Share-based compensation cost:
Cost of sales	$60	$102	$231	$255
Selling, general and administrative expense	1,067	711	3,273	2,160
Total	$1,127	$813	$3,504	$2,415

Income tax benefit	$156	$151	$672	$488
The Company’s RSA and RSU activity is included below:

	Thirty-Nine Weeks Ended September 28, 2014		Thirty-Nine Weeks Ended September 29, 2013
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of period	203	$6.59	273	$6.54
Granted	—	—	30	8.72
Vested	(173)	6.22	(100)	7.10
Outstanding at end of period	30	$8.72	203	$6.59

RSUs:
Outstanding at beginning of period	729	$8.81	—	$—
Granted	462	16.70	815	8.82
Vested	—	—	—	—
Forfeited	(71)	10.34	(72)	8.89
Outstanding at end of period	1,120	$11.97	743	$8.81
The total fair value of shares vested during the thirty-nine weeks ended September 28, 2014 and September 29, 2013 was $1.1 million and $0.7 million, respectively.
At September 28, 2014, the total unrecognized compensation cost related to all nonvested awards was $7.1 million. That cost is expected to be recognized over a weighted average period of 2.05 years.
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
On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. As of September 28, 2014, JBS USA beneficially owned 75.5% of the total outstanding shares of our common stock.

Transactions with JBS USA and JBS USA, LLC (a JBS USA subsidiary) recognized in the Condensed Consolidated Statements of Income are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
JBS USA:
Letter of credit fees(a)	335	513	1,005	1,697
JBS USA, LLC:
Purchases from JBS USA, LLC(b)	31,994	19,155	85,333	59,945
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride Corporation(c)	2,099	11,281	21,013	34,659
Sales to JBS USA, LLC(b)	2,763	13,996	36,234	49,263
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(c)	891	630	2,197	1,313

(a)
Beginning on October 26, 2011, JBS USA arranged for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential liability claims. We agreed to reimburse JBS USA up to $56.5 million for potential draws upon these letters of credit. We reimburse JBS USA for the letter of credit costs we would have otherwise incurred under our credit facilities. During 2014, we have paid JBS USA $1.0 million for letter of credit costs. As of September 28, 2014, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

(b)
We routinely execute transactions to both purchase products from JBS USA, LLC and sell products to them. As of September 28, 2014 and December 29, 2013, the outstanding payable to JBS USA, LLC was $2.0 million and $3.9 million, respectively. As of September 28, 2014 and December 29, 2013, the outstanding receivable from JBS USA, LLC was $0.2 million and $2.4 million, respectively. As of September 28, 2014, approximately $1.0 million of goods from JBS USA, LLC were in transit and not reflected on our Condensed Consolidated Balance Sheet.

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
As for the remaining chicken grower claims, the bench trial relating to the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex began on July 16, 2012. That bench trial concluded on August 2, 2012, but the Marshall Court postponed its ruling until the appeals process regarding the allegations asserted by the El Dorado growers was exhausted. The bench trial relating to the claims asserted by the plaintiffs from the Nacogdoches, Texas complex began on September 12, 2012, but was also postponed until the appeals process regarding the allegations asserted by the El Dorado growers was exhausted. The remaining bench trial for the plaintiffs from the De Queen and Batesville, Arkansas complexes was scheduled for October 29, 2012, but that trial date was canceled. Following the denial by the Supreme Court of the United States for a Writ of Certiorari related to the claims asserted by the plaintiffs from the El Dorado, Arkansas complex, the Marshall Court requested briefing on the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex and scheduled trial proceedings for allegations asserted by the plaintiffs from the Nacogdoches complex on August 25, 2014 and allegations asserted by the plaintiffs from the De Queen and Batesville, Arkansas complexes on October 27, 2014. Prior to commencing the trial proceedings on the allegations asserted by the plaintiffs from the De Queen and Batesville, Arkansas complexes, the Marshall Court announced it would enter judgment in PPC’s favor on all remaining federal causes of action, and plaintiffs from the De Queen and Batesville complexes were given additional time to brief Arkansas state law claims. The court-imposed deadline passed with no briefs filed by plaintiffs. At this time, the Marshall Court has not memorialized its decision in writing.
The United States Department of Treasury, IRS filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserted claims that total $74.7 million. We entered into two Stipulations with the IRS on December 12, 2012 that accounted for approximately $29.3 million of the amended proof of claim and should result in no additional tax due.
In connection with the remaining claim for approximately $45.4 million included in the amended proof of claim, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 is capital in nature. On January 10, 2014, PPC filed both a Motion for Reconsideration and a Motion for Full Tax Court review of both its Motion for Reconsideration and any order issued in response to such motion. On March 10, 2014, the Tax Court denied both the Motion for Reconsideration and the Motion for Full Tax Court review. On April 14, 2014, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the Fifth Circuit. The Company filed an opening brief with the Fifth Circuit on June 30, 2014. The IRS filed a response brief with the Fifth Circuit on August 15, 2014. The Company then filed their reply brief with the Fifth Circuit on September 2, 2014. The Fifth Circuit has tentatively scheduled oral argument for the first full week of January 2015.

Upon the initial filing of the Gold Kist tax return for the year ended June 26, 2004, the Company assessed the likelihood that the position related to the proceeding would be sustained upon examination and determined that it met the recognition threshold and the full amount of benefit was recognized. We continue to believe the position is more likely than not of being sustained. If adversely determined, the outcome could have a material effect on the Company's operating results and financial position.
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
The tables below present the condensed consolidating balance sheets as of September 28, 2014 and December 29, 2013, as well as the condensed consolidating statements of operations and comprehensive income for the thirteen and thirty-nine weeks ended September 28, 2014 and September 29, 2013, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended September 28, 2014 based on the guarantor structure.

CONDENSED CONSOLIDATING BALANCE SHEETS September 28, 2014
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Cash and cash equivalents	$604,990	$—	$263,607	$—	$868,597
Trade accounts and other receivables, less allowance for doubtful accounts	367,848	1,419	44,135	—	413,402
Account receivable from JBS USA, LLC	240	—	—	—	240
Inventories	696,989	20,639	100,264	—	817,892
Income taxes receivable	588	—	—	(588)	—
Current deferred tax assets	—	9,902	506	(8,181)	2,227
Prepaid expenses and other current assets	38,519	208	38,666	—	77,393
Assets held for sale	1,419	—	—	—	1,419
Total current assets	1,710,593	32,168	447,178	(8,769)	2,181,170
Intercompany receivable	(66,101)	123,514	—	(57,413)	—
Investment in subsidiaries	669,742	—	—	(669,742)	—
Deferred tax assets	75,260	—	13,466	(3,513)	85,213
Other long-lived assets	29,741	—	181,025	(180,000)	30,766
Identified intangible assets, net	20,521	—	7,698	—	28,219
Property, plant and equipment, net	1,029,532	45,682	109,966	(4,766)	1,180,414
Total assets	$3,469,288	$201,364	$759,333	$(924,203)	$3,505,782
Accounts payable	318,106	17,501	48,172	—	383,779
Account payable to JBS USA, LLC	1,969	—	—	—	1,969
Accrued expenses and other current liabilities	246,759	37,318	23,076	—	307,153
Income taxes payable	151,714	—	25,027	(588)	176,153
Current deferred tax liabilities	7,189	—	15,070	(7,189)	15,070
Current maturities of long-term debt	260	—	—	—	260
Total current liabilities	725,997	54,819	111,345	(7,777)	884,384
Long-term debt, less current maturities	527,115	—	—	(25,000)	502,115
Intercompany payable	—	3,561	53,852	(57,413)	—
Deferred tax liabilities	—	4,204	301	(4,505)	—
Other long-term liabilities	85,140	—	3,350	—	88,490
Total liabilities	1,338,252	62,584	168,848	(94,695)	1,474,989
Total Pilgrim’s Pride Corporation stockholders’ equity	2,131,036	138,780	587,395	(829,508)	2,027,703
Noncontrolling interest	—	—	3,090	—	3,090
Total stockholders’ equity	2,131,036	138,780	590,485	(829,508)	2,030,793
Total liabilities and stockholders’ equity	$3,469,288	$201,364	$759,333	$(924,203)	$3,505,782

CONDENSED CONSOLIDATING BALANCE SHEETS December 29, 2013
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Cash and cash equivalents	$413,092	$—	$95,114	$—	$508,206
Investment in available-for-sale securities	96,902	—	—	—	96,902
Trade accounts and other receivables, less allowance for doubtful accounts	327,367	1,380	47,931	—	376,678
Account receivable from JBS USA, LLC	2,388	—	—	—	2,388
Inventories	696,604	20,215	92,013	—	808,832
Income taxes receivable	52,662	—	12,793	(587)	64,868
Current deferred tax assets	3,213	5,698	506	(7,190)	2,227
Prepaid expenses and other current assets	34,881	270	26,697	—	61,848
Assets held for sale	6,798	—	235	—	7,033
Total current assets	1,633,907	27,563	275,289	(7,777)	1,928,982
Intercompany receivable	(64,772)	114,707	—	(49,935)	—
Investment in subsidiaries	472,431	—	—	(472,431)	—
Deferred tax assets	5,995	—	18,924	(5,998)	18,921
Other long-lived assets	37,282	—	182,881	(180,000)	40,163
Identified intangible assets, net	23,463	—	9,062	—	32,525
Property, plant and equipment, net	1,009,711	44,643	102,221	(4,764)	1,151,811
Total assets	$3,118,017	$186,913	$588,377	$(720,905)	$3,172,402
Current maturities of long-term debt	$410,234	$—	$—	$—	$410,234
Accounts payable	308,154	12,711	49,495	—	370,360
Account payable to JBS USA, LLC	3,934	—	—	—	3,934
Accrued expenses and other current liabilities	269,062	33,821	(19,528)	—	283,355
Income taxes payable	—	—	587	(587)	—
Current deferred tax liabilities	7,190	—	15,515	(7,190)	15,515
Total current liabilities	998,574	46,532	46,069	(7,777)	1,083,398
Long-term debt, less current maturities	526,999	—	—	(25,000)	501,999
Intercompany payable	—	—	49,935	(49,935)	—
Deferred tax liabilities	13,944	5,698	297	(5,995)	13,944
Other long-term liabilities	77,228	—	3,231	—	80,459
Total liabilities	1,616,745	52,230	99,532	(88,707)	1,679,800
Total Pilgrim’s Pride Corporation stockholders’ equity	1,501,272	134,683	486,061	(632,198)	1,489,818
Noncontrolling interest	—	—	2,784	—	2,784
Total stockholders’ equity	1,501,272	134,683	488,845	(632,198)	1,492,602
Total liabilities and stockholders' equity	$3,118,017	$186,913	$588,377	$(720,905)	$3,172,402

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Thirteen Weeks Ended September 28, 2014
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net sales	$1,844,929	$121,540	$276,394	$25,185	$2,268,048
Cost of sales	1,453,490	124,940	214,168	25,185	1,817,783
Gross profit (loss)	391,439	(3,400)	62,226	—	450,265
Selling, general and administrative expense	38,184	1,112	5,333	—	44,629
Administrative restructuring charges	135	—	—	—	135
Operating income (loss)	353,120	(4,512)	56,893	—	405,501
Interest expense, net	11,315	(48)	105	—	11,372
Interest income	(215)	—	(956)	—	(1,171)
Foreign currency transaction loss	—	—	6,414	—	6,414
Miscellaneous, net	(1,815)	1,447	(323)	81	(610)
Income (loss) before income taxes	343,835	(5,911)	51,653	(81)	389,496
Income tax expense (benefit)	118,146	(2,245)	17,792	—	133,693
Income (loss) before equity in earnings of consolidated subsidiaries	225,689	(3,666)	33,861	(81)	255,803
Equity in earnings of consolidated subsidiaries	30,295	—	—	(30,295)	—
Net income (loss)	255,984	(3,666)	33,861	(30,376)	255,803
Less: Net loss attributable to noncontrolling interest	—	—	(181)	—	(181)
Net income (loss) attributable to Pilgrim’s Pride Corporation	$255,984	$(3,666)	$34,042	$(30,376)	$255,984

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Thirteen Weeks Ended September 29, 2013
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net sales	$1,889,353	$132,942	$245,372	$(124,852)	$2,142,815
Cost of sales	1,676,605	117,753	235,856	(123,972)	1,906,242
Gross profit	212,748	15,189	9,516	(880)	236,573
Selling, general and administrative expense	36,976	1,068	5,753	—	43,797
Administrative restructuring charges	3,126	—	532	—	3,658
Operating income	172,646	14,121	3,231	(880)	189,118
Interest expense, net	20,246	—	167	—	20,413
Interest income	(8)	—	(563)	—	(571)
Foreign currency transaction loss (gain)	(1)	—	2,683	—	2,682
Miscellaneous, net	(1,508)	1,260	(98)	338	(8)
Income before income taxes	153,917	12,861	1,042	(1,218)	166,602
Income tax expense (benefit)	13,643	—	(8,065)	—	5,578
Income before equity in earnings of consolidated subsidiaries	140,274	12,861	9,107	(1,218)	161,024
Equity in earnings of consolidated subsidiaries	20,643	—	—	(20,643)	—
Net income	160,917	12,861	9,107	(21,861)	161,024
Less: Net income attributable to noncontrolling interest	—	—	107	—	107
Net income attributable to Pilgrim’s Pride Corporation	$160,917	$12,861	$9,000	$(21,861)	$160,917

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Thirty-Nine Weeks Ended September 28, 2014
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net sales	$5,491,934	$362,390	$819,354	$(200,749)	$6,472,929
Cost of sales	4,660,153	344,707	653,972	(200,749)	5,458,083
Gross profit	831,781	17,683	165,382	—	1,014,846
Selling, general and administrative expense	119,268	3,491	15,678	—	138,437
Administrative restructuring charges	2,286	—	—	—	2,286
Operating income	710,227	14,192	149,704	—	874,123
Interest expense, net	45,114	(109)	402	—	45,407
Interest income	(522)	—	(2,452)	—	(2,974)
Foreign currency transaction loss	2	—	4,930	—	4,932
Miscellaneous, net	(7,090)	5,034	(766)	213	(2,609)
Income before income taxes	672,723	9,267	147,590	(213)	829,367
Income tax expense	233,478	5,171	46,283	—	284,932
Income before equity in earnings of consolidated subsidiaries	439,245	4,096	101,307	(213)	544,435
Equity in earnings of consolidated subsidiaries	105,216	—	—	(105,216)	—
Net income	544,461	4,096	101,307	(105,429)	544,435
Less: Net income attributable to noncontrolling interest	—	—	(26)	—	(26)
Net income attributable to Pilgrim’s Pride Corporation	$544,461	$4,096	$101,333	$(105,429)	$544,461

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Thirty-Nine Weeks Ended September 29, 2013
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net sales	$5,538,779	$404,360	$801,270	$(380,546)	$6,363,863
Cost of sales	5,059,584	366,769	679,661	(379,666)	5,726,348
Gross profit	479,195	37,591	121,609	(880)	637,515
Selling, general and administrative expense	111,473	3,187	17,228	—	131,888
Administrative restructuring charges	4,090	—	532	—	4,622
Operating income	363,632	34,404	103,849	(880)	501,005
Interest expense, net	67,710	—	489	—	68,199
Interest income	(14)	—	(1,480)	—	(1,494)
Foreign currency transaction loss (gain)	(10)	—	4,781	—	4,771
Miscellaneous, net	(5,254)	3,569	435	520	(730)
Income before income taxes	301,200	30,835	99,624	(1,400)	430,259
Income tax expense	528	5,764	17,924	—	24,216
Income before equity in earnings of consolidated subsidiaries	300,672	25,071	81,700	(1,400)	406,043
Equity in earnings of consolidated subsidiaries	105,532	—	—	(105,532)	—
Net income	406,204	25,071	81,700	(106,932)	406,043
Less: Net loss attributable to noncontrolling interest	—	—	(161)	—	(161)
Net income attributable to Pilgrim’s Pride Corporation	$406,204	$25,071	$81,861	$(106,932)	$406,204

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME Thirteen Weeks Ended September 28, 2014
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net income (loss)	$255,984	$(3,666)	$33,861	$(30,376)	$255,803
Other comprehensive loss:
Gain associated with available-for-sale securities, net of tax	17	—	—	—	17
Loss associated with pension and other postretirement benefits, net of tax	(653)	—	—	—	(653)
Total other comprehensive loss, net of tax	(636)	—	—	—	(636)
Comprehensive income (loss)	255,348	(3,666)	33,861	(30,376)	255,167
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(181)	—	(181)
Comprehensive income (loss) attributable to Pilgrim's Pride Corporation	$255,348	$(3,666)	$34,042	$(30,376)	$255,348

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME Thirteen Weeks Ended September 29, 2013
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net income	$160,917	$12,861	$9,107	$(21,861)	$161,024
Other comprehensive income:
Gains associated with pension and other postretirement benefits, net of tax	313	—	—	—	313
Total other comprehensive income, net of tax	313	—	—	—	313
Comprehensive income	161,230	12,861	9,107	(21,861)	161,337
Less: Comprehensive income attributable to noncontrolling interests	—	—	107	—	107
Comprehensive income attributable to Pilgrim's Pride Corporation	$161,230	$12,861	$9,000	$(21,861)	$161,230

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Weeks Ended September 28, 2014
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net income	$544,461	$4,096	$101,307	$(105,429)	$544,435
Other comprehensive loss:
Loss associated with available-for-sale securities, net of tax	(12)	—	—	—	(12)
Loss associated with pension and other postretirement benefits, net of tax	(10,068)	—	—	—	(10,068)
Total other comprehensive loss, net of tax	(10,080)	—	—	—	(10,080)
Comprehensive income	534,381	4,096	101,307	(105,429)	534,355
Less: Comprehensive income attributable to noncontrolling interests	—	—	(26)	—	(26)
Comprehensive income attributable to Pilgrim's Pride Corporation	$534,381	$4,096	$101,333	$(105,429)	$534,381

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Weeks Ended September 29, 2013
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net income	$406,204	$25,071	$81,700	$(106,932)	$406,043
Other comprehensive income:
Gains associated with pension and other postretirement benefits, net of tax	36,114	—	—	—	36,114
Total other comprehensive income, net of tax	36,114	—	—	—	36,114
Comprehensive income	442,318	25,071	81,700	(106,932)	442,157
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(161)	—	(161)
Comprehensive income attributable to Pilgrim's Pride Corporation	$442,318	$25,071	$81,861	$(106,932)	$442,318

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Thirty-Nine Weeks Ended September 28, 2014
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Cash provided by operating activities	$608,674	$5,441	$188,506	$(213)	$802,408
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(109,071)	(5,448)	(16,830)	—	(131,349)
Purchases of investment securities	(55,100)	—	—	—	(55,100)
Proceeds from sale or maturity of investment securities	152,050	—	—	—	152,050
Proceeds from property sales and disposals	5,544	7	2,871	—	8,422
Cash used in investing activities	(6,577)	(5,441)	(13,959)	—	(25,977)
Cash flows from financing activities:
Payments on long-term debt	(410,199)	—	—	—	(410,199)
Proceeds from sale of subsidiary common stock	—	—	332	—	332
Other financing activities	—	—	(213)	213	—
Cash provided by (used in) financing activities	(410,199)	—	119	213	(409,867)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,173)	—	(6,173)
Increase in cash and cash equivalents	191,898	—	168,493	—	360,391
Cash and cash equivalents, beginning of period	413,092	—	95,114	—	508,206
Cash and cash equivalents, end of period	$604,990	$—	$263,607	$—	$868,597

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Thirty-Nine Weeks Ended September 29, 2013
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Cash provided by operating activities	$551,027	$4,235	$41,974	$(520)	$596,716
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(63,298)	(4,240)	(8,755)	—	(76,293)
Proceeds from property sales and disposals	2,288	5	1,037	—	3,330
Cash used in investing activities	(61,010)	(4,235)	(7,718)	—	(72,963)
Cash flows from financing activities:
Proceeds from long-term debt	505,600	—	—	—	505,600
Payments on long-term debt	(758,283)	—	—	—	(758,283)
Payment of capitalized loan costs	(5,006)	—	—	—	(5,006)
Other financing activities	—	—	(520)	520	—
Cash used in financing activities	(257,689)	—	(520)	520	(257,689)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,928)	—	(3,928)
Increase in cash and cash equivalents	232,328	—	29,808	—	262,136
Cash and cash equivalents, beginning of period	27,657	—	40,523	—	68,180
Cash and cash equivalents, end of period	$259,985	$—	$70,331	$—	$330,316

NOTE 17. PENDING ACQUISITION
On July 28, 2014, the Company entered into a definitive agreement to purchase Provemex Holdings LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for approximately $400.0 million, which is subject to adjustment for closing date working capital. The transaction is expected to be completed during the fourth quarter of 2014 or the first quarter of 2015, subject to customary closing conditions, including regulatory approvals. We expect to fund the purchase price from available cash balances and bank credit. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. It has a production capacity of 3 million birds per week in its three plants and employs more than 5,400 in its plants, offices and seven distribution centers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. We have approximately 35,400 employees and have the capacity to process more than 34 million birds per week for a total of more than 10 billion pounds of live chicken annually. Approximately 3,750 contract growers supply poultry for our operations. As of September 28, 2014, JBS USA Holdings, Inc. (“JBS USA”), an indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.5% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2014) in this report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $256.0 million or $0.99 per diluted common share, for the thirteen weeks ended September 28, 2014 compared to net income attributable to Pilgrim’s Pride Corporation of $160.9 million, or $0.62 per diluted common share, for the thirteen weeks ended September 29, 2013. These operating results included gross profit of $450.3 million and $236.6 million, respectively.
We reported net income attributable to Pilgrim’s Pride Corporation of $544.5 million, or $2.10 per diluted common share, for the thirty-nine weeks ended September 28, 2014 compared to net income attributable to Pilgrim’s Pride Corporation of $406.2 million, or $1.57 per diluted common share, for the thirty-nine weeks ended September 29, 2013. These operating results included gross profit of $1,014.8 million and $637.5 million, respectively.
During the thirty-nine weeks ended September 28, 2014 and September 29, 2013, $802.4 million and $596.7 million of cash was provided by operations, respectively. At September 28, 2014, we had cash and cash equivalents totaling $868.6 million.
Net sales generated in the thirteen weeks ended September 28, 2014 increased $125.2 million or 5.8%, from net sales generated in the thirteen weeks ended September 29, 2013, primarily because of increases in both net sales per pound and sales volume partially offset by the impact of foreign currency translation associated with our Mexico operations. Higher net sales per pound, which resulted from a slight shift in product mix toward higher-priced chicken products when compared to the same period in the prior year as well as the impact of Marek's disease on breeder flocks in Mexico, contributed $87.6 million, or 4.1% , to the increase in net sales. The increase in sales volume, which resulted from strong demand in the U.S. for chicken products, contributed $41.5 million, or 1.9 percentage points, to the increase in net sales. The impact of foreign currency translation associated with our Mexico operations partially offset the impact of increased net sales per pound and sales volume by $3.9 million, or 2.0 percentage points.
Net sales generated in the thirty-nine weeks ended September 28, 2014 increased $109.1 million, or 1.7%, from net sales generated in the thirty-nine weeks ended September 29, 2013, primarily because of an increase in sales volume partially offset by the impact of foreign currency translation associated with our Mexico operations and a decrease in net sales per pound. Increased sales volume, which resulted from strong demand in both the U.S. and Mexico for chicken products contributed $141.9 million, or 2.2 percentage points, to the increase in net sales. The impact of foreign currency translation associated with our Mexico operations partially offset the impact of increased sales volume by $24.7 million, or 0.4 percentage points. Lower net sales per pound, which resulted from a slight shift in product mix toward lower-priced chicken products when compared to the same period in the prior year, partially offset the impact of increased sales volume by $8.1 million, or 0.1 percentage point.

Despite strong demand in both the U.S. and Mexico for chicken products, our net sales were hampered by supply constraints caused by breeding flock reductions in prior years. Based on current information available from the U.S. Department of Agriculture, supplies of all three major proteins—beef, pork and chicken—are currently constrained compared to prior years, and we believe these conditions will continue until mid-2015. We also believe the industry does not currently possess the physical capability to rapidly increase production. Consumer demand for chicken products, especially for tenders, small whole chickens and boneless, skinless breast portions, was strong in the thirty-nine weeks ended September 28, 2014, when compared to the same period in the prior year and remains strong as of the date of this report. Leg quarter demand also remains well supported in the thirty-nine weeks ended September 28, 2014, when compared to the same period in the prior year as boneless dark meat consumption has grown in the U.S. over the past year. The combination of strong demand and constrained supply has resulted in increased market prices for most chicken products.
Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredients prices will not increase materially and that such increases would not negatively impact our financial position, results of operations and cash flow. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous two years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2014:
Third Quarter	$4.24	$3.23	$464.20	$307.20
Second Quarter	5.16	4.39	506.00	448.40
First Quarter	4.92	4.12	470.50	416.50
2013:
Fourth Quarter	4.49	4.12	464.60	392.80
Third Quarter	7.17	4.49	535.50	396.00
Second Quarter	7.18	6.29	490.30	391.80
First Quarter	7.41	6.80	438.50	398.20
2012:
Fourth Quarter	8.46	6.88	518.00	393.00
Third Quarter	8.49	5.70	541.80	407.50
Second Quarter	6.77	5.51	437.50	374.30
First Quarter	6.79	5.93	374.50	299.00
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity's price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended September 28, 2014 and September 29, 2013, we recognized net gains totaling $28.0 million and net gains of $8.0 million, respectively, related to changes in the fair values of our derivative financial instruments.
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
On July 25, 2014, the Company entered into a definitive agreement to purchase Provemex Holdings LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for approximately $400.0 million, which is subject to adjustment for closing date working capital.  The transaction is expected to be completed during the fourth quarter of 2014 or the first quarter of 2015, subject to customary closing conditions, including regulatory approvals.  We expect to fund the purchase price from available cash balances and bank credit. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. It has a production capacity of 3 million birds per week in its three plants and employs more than 5,400 in its plants, offices and seven distribution centers.
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
Results of Operations
Thirteen Weeks Ended September 28, 2014 Compared to Thirteen Weeks Ended September 29, 2013
Net sales. Net sales generated in the thirteen weeks ended September 28, 2014 increased $125.2 million, or 5.8%, from net sales generated in the thirteen weeks ended September 29, 2013. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended September 28, 2014	Change from Thirteen Weeks Ended September 29, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$2,026,277	$93,643	4.8%	(a)
Mexico	241,771	31,590	15.0%	(b)
Total net sales	$2,268,048	$125,233	5.8%

(a)
U.S. net sales generated in the thirteen weeks ended September 28, 2014 increased $93.6 million, or 4.8%, from U.S. net sales generated in the thirteen weeks ended September 29, 2013 primarily because of increases in both sales volume and net sales per pound. The increase in sales volume contributed $47.4 million, or 2.5 percentage points. Higher net sales per pound, which reflects a slight shift in product mix toward higher-priced fresh chicken products when compared to the same period in the prior year, contributed $46.2 million, or 2.4 percentage points to the net sales increase. Included in U.S. net sales generated during the thirteen weeks ended September 28, 2014 and September 29, 2013 were net sales to JBS USA, LLC totaling $2.8 million and $14.0 million, respectively.

(b)
Mexico net sales generated in the thirteen weeks ended September 28, 2014 increased $31.6 million, or 15.0%, from Mexico net sales generated in the thirteen weeks ended September 29, 2013 primarily because of an increase in net sales per pound partially offset by a decrease in sales volume and the impact of foreign currency translation. The increase in net sales per pound, which was triggered by an outbreak of Marek's disease in a large portion of Mexico breeding flocks that resulted in constrained supplies of both hatching eggs and broilers, contributed $41.4 million, or 19.7 percentage points, to the increase in net sales. Decreased sales volume resulting from the impact of constrained broiler supply and the impact of foreign currency translation partially offset the impact of increased net sales per pound on net sales by $5.9 million, or 2.8 percentage points, and $3.9 million, or 1.8 percentage points, respectively.
Gross profit . Gross profit increased by $213.7 million, or 90.3%, from $236.6 million generated in the thirteen weeks ended September 29, 2013 to $450.3 million generated in the thirteen weeks ended September 28, 2014. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended September 28, 2014	Change from Thirteen Weeks Ended September 28, 2013		Percent of Net Sales
				Thirteen Weeks Ended
				September 28, 2014	September 29, 2013
		Amount	Percent
	In thousands, except percent data
Net sales	$2,268,048	$125,233	5.8%	100.0%	100.0%
Cost of sales	1,817,783	(88,459)	(4.6)%	80.1%	89.0%	(a)(b)
Gross profit	$450,265	$213,692	90.3%	19.9%	11.0%

Sources of gross profit	Thirteen Weeks Ended September 28, 2014	Change from Thirteen Weeks Ended September 29, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$391,414	$161,571	70.3%	(a)
Mexico	58,851	52,121	774.5%	(b)
Total gross profit	$450,265	$213,692	90.3%

Sources of cost of sales	Thirteen Weeks Ended September 28, 2014	Change from Thirteen Weeks Ended September 29, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$1,634,863	$(67,928)	(4.0)%	(a)
Mexico	182,920	(20,531)	(10.1)%	(b)
Total cost of sales	$1,817,783	$(88,459)	(4.6)%

(a)
Cost of sales incurred by the U.S. operations during the thirteen weeks ended September 28, 2014 decreased $67.9 million, or 4.0%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended September 29, 2013. Cost of sales decreased primarily because of a $102.8 million decrease in feed ingredients costs, derivative gains of $27.2 million recognized in the thirteen weeks ended September 28, 2014 as compared to derivative gains of $7.4 million recognized in the thirteen weeks ended September 29, 2013, a $4.6 million decrease in employee wages and benefits, a $3.8 million decrease in freight and storage costs, a $3.4 million decrease in contract grower costs and a $2.0 million decrease in co-pack costs. These decreases in cost of sales components were partially offset by the impact of a nonrecurring $9.4 million favorable adjustment to accrued settlement liabilities during the thirteen weeks ended September 29, 2013. Additional increases to cost of sales included a $2.5 million increase in outside services costs and a $1.4 million increase in rent and lease costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the thirteen weeks ended September 28, 2014 decreased $20.5 million, or 10.1%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended September 29, 2013. Cost of sales decreased primarily because of a decrease in feed ingredients costs and the impact of foreign currency translation partially offset by the impact of increased sales volume. Decreases in feed ingredients costs contributed $12.5 million, or 6.1 percentage points, to the decrease in costs of sales. The impact of foreign currency translation contributed $2.9 million, or 1.4 percentage points, to the decrease in cost of sales. In addition to the impact of increased sales volume, a $1.3 million increase in contract labor costs partially offset these decreases in cost of sales components. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $216.4 million, or 114.4%, from $189.1 million generated in the thirteen weeks ended September 29, 2013 to $405.5 million generated in the thirteen weeks ended September 28, 2014. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Thirteen Weeks Ended September 28, 2014	Change from Thirteen Weeks Ended September 29, 2013		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	September 28, 2014	September 29, 2013
	(In thousands, except percent data)
Gross profit	$450,265	$213,692	90.3%	19.9%	11.0%
SG&A expense	44,629	832	1.9%	2.0%	2.0%	(a)(b)
Administrative restructuring charges	135	(3,523)	(96.3)%	—%	0.2%	(c)
Operating income	$405,501	$216,383	114.4%	17.9%	8.8%

Sources of operating income	Thirteen Weeks Ended September 28, 2014	Change from Thirteen Weeks Ended September 29, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$351,316	$163,962	87.5%
Mexico	54,185	52,421	2,971.7%
Total operating income	$405,501	$216,383	114.4%

Sources of SG&A expense	Thirteen Weeks Ended September 28, 2014	Change from Thirteen Weeks Ended September 29, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$39,963	$1,132	2.9%	(a)
Mexico	4,666	(300)	(6.0)%	(b)
Total SG&A expense	$44,629	$832	1.9%

Sources of administrative restructuring charges	Thirteen Weeks Ended September 28, 2014	Change from Thirteen Weeks Ended September 29, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$135	$(3,523)	(96.3)%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$135	$(3,523)	(96.3)%

(a)
SG&A expense incurred by the U.S. operations during the thirteen weeks ended September 28, 2014 increased $1.1 million, or 2.9%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended September 29, 2013 primarily because of a $1.4 million increase in management fees charged for administrative functions shared with JBS USA, LLC and a $1.3 million increase in employee wages and benefits partially offset by a $0.7 million decrease in insurance expense, a $0.4 million decrease in outside services expense, a $0.3 million decrease in accounting services expense and a $0.2 million decrease in depreciation expense. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the thirteen weeks ended September 28, 2014 decreased $0.3 million, or 6.0%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended September 29, 2013 primarily because of a $0.6 million decrease in contract labor expense, a $0.4 million decrease in legal services expense and a $0.3 million decrease in management fees charged by the U.S. operations partially offset by a $0.8 million increase in employee wages and benefits and a $0.1 million increase in travel and entertainment expenses. Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred during the thirteen weeks ended September 28, 2014 decreased by $3.5 million from administrative restructuring charges incurred during the thirteen weeks ended September 29, 2013. During the thirteen weeks ended September 28, 2014, we incurred administrative restructuring charges composed of live operations rationalization costs of $0.1 million. In the thirteen weeks ended September 29, 2013, we incurred administrative restructuring charges composed of noncash impairment costs of $3.1 million and live operations rationalization costs totaling $0.6 million.

Net interest expense. Net interest expense decreased 48.6% to $10.2 million recognized in the thirteen weeks ended September 28, 2014 from $19.8 million recognized in the thirteen weeks ended September 29, 2013 primarily because of a decrease in average borrowings that was partially offset by a higher weighted average interest rate compared to the same period in the prior year. Average borrowings decreased from $910.1 million in the thirteen weeks ended September 29, 2013 to $500.0 million in the thirteen weeks ended September 28, 2014. The weighted average interest rate increased from 7.08% in the thirteen weeks ended September 29, 2013 to 7.88% in the thirteen weeks ended September 28, 2014.
Income taxes. Income tax expense increased to $133.7 million, a 34.3% effective tax rate, for the thirteen weeks ended September 28, 2014 compared to income tax expense of $5.6 million, a 3.3% effective tax rate, for the thirteen weeks ended

September 29, 2013, primarily due to a decrease in valuation allowance as a result of the utilization of of domestic net operating losses. We experienced a higher effective tax rate in the thirteen weeks ended September 28, 2014 as compared to the thirteen weeks ended September 29, 2013 and expect to experience a higher effective tax rate for the full year 2014 as compared to the full year 2013 due to a 2013 decrease in the total valuation allowance that resulted primarily from the utilization of almost all of our domestic net operating losses. The income tax expense recognized for the thirteen weeks ended September 29, 2013 was primarily the result of the tax expense recorded on our year-to-date income offset by a decrease in valuation allowance as a result of year-to-date earnings.
Thirty-Nine Weeks Ended September 28, 2014 Compared to Thirty-Nine Weeks Ended September 29, 2013
Net sales. Net sales generated in the thirty-nine weeks ended September 28, 2014 increased $109.1 million, or 1.7%, from net sales generated in the thirty-nine weeks ended September 29, 2013. The following table provides net sales information:

Sources of net sales	Thirty-Nine Weeks Ended September 28, 2014	Change from Thirty-Nine Weeks Ended September 29, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$5,758,704	$95,713	1.7%	(a)
Mexico	714,225	13,353	1.9%	(b)
Total net sales	$6,472,929	$109,066	1.7%

(a)
U.S. net sales generated in the thirty-nine weeks ended September 28, 2014 increased $95.7 million, or 1.7%, from U.S. net sales generated in the thirty-nine weeks ended September 29, 2013 primarily because of an increase in sales volume partially offset by a decrease in net sales per pound. The increase in sales volume, which resulted from strong demand in the U.S. for chicken products, contributed $111.6 million, or 2.0 percentage points, to the increase in net sales. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced fresh chicken products when compared to the same period in the prior year, partially offset the impact of increased sales volume on net sales by $15.9 million, or 0.2 percentage points. Included in U.S. net sales generated during the thirty-nine weeks ended September 28, 2014 and September 29, 2013 were net sales to JBS USA, LLC totaling $36.2 million and $49.3 million, respectively.

(b)
Mexico net sales generated in the thirty-nine weeks ended September 28, 2014 increased $13.4 million, or 1.9%, from Mexico net sales generated in the thirty-nine weeks ended September 29, 2013 primarily because of an increase in sales volume of $30.3 million, or 4.3 percentage points, and an increase in net sales price of $7.7 million, or 1.1 percentage points. The increase in net sales per pound was triggered by an outbreak of Marek's disease in a large portion of Mexico breeder flocks that resulted in constrained supplies of both hatching eggs and broilers. The impact of foreign currency translation partially offset the impact of increased sales volume and increased net sales per pound on net sales by $24.7 million, or 3.5 percentage points.

Gross profit . Gross profit increased by $377.3 million, or 59.2%, from $637.5 million generated in the thirty-nine weeks ended September 29, 2013 to $1,014.8 million generated in the thirty-nine weeks ended September 28, 2014. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirty-Nine Weeks Ended September 28, 2014	Change from Thirty-Nine Weeks Ended September 29, 2013		Percent of Net Sales
				Thirty-Nine Weeks Ended
				September 28, 2014	September 29, 2013
		Amount	Percent
	(In thousands, except percent data)
Net sales	$6,472,929	$109,066	1.7%	100.0%	100.0%
Cost of sales	5,458,083	(268,265)	(4.7)%	84.3%	90.0%	(a)(b)
Gross profit	$1,014,846	$377,331	59.2%	15.7%	10.0%

Sources of gross profit	Thirty-Nine Weeks Ended September 28, 2014	Change from Thirty-Nine Weeks Ended September 29, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$858,617	$335,509	64.1%	(a)
Mexico	156,229	41,822	36.6%	(b)
Total gross profit	$1,014,846	$377,331	59.2%

Sources of cost of sales	Thirty-Nine Weeks Ended September 28, 2014	Change from Thirty-Nine Weeks Ended September 29, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$4,900,087	$(239,796)	(4.7)%	(a)
Mexico	557,996	(28,469)	(4.9)%	(b)
Total cost of sales	$5,458,083	$(268,265)	(4.7)%

(a)
Cost of sales incurred by the U.S. operations during the thirty-nine weeks ended September 28, 2014 decreased $239.8 million, or 4.7%, from cost of sales incurred by the U.S. operations during the thirty-nine weeks ended September 29, 2013. Cost of sales decreased primarily because of a $362.1 million decrease in feed ingredients costs, a $20.4 million decrease in employee wages and benefits, a $16.7 million decrease in co-pack costs and a $14.3 million decrease in freight and storage costs. These decreases in cost of sales components were partially offset by the impact of a nonrecurring $9.4 million favorable adjustment to accrued settlement liabilities during the thirty-nine weeks ended September 29, 2013, derivative gains of $13.2 million recognized in the thirty-nine weeks ended September 28, 2014 as compared to derivative gains of $20.2 million recognized in the thirty-nine weeks ended September 29, 2013, a $5.4 million increase in utilities costs and a $4.7 million increase in contract labor costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the thirty-nine weeks ended September 28, 2014 decreased $28.5 million, or 4.9%, from cost of sales incurred by the Mexico operations during the thirty-nine weeks ended September 29, 2013. Cost of sales decreased primarily because of a decrease in feed ingredients costs and the impact of foreign currency translation partially offset by the impact of increased sales volume. Decreases in feed ingredients costs contributed $35.4 million, or 6.0 percentage points, to the decrease in costs of sales. The impact of foreign currency translation contributed $19.3 million, or 3.3 percentage points, to the increase in cost of sales. Cost of sales also decreased because of a $1.8 million gain recognized on the sale of a building in Mexico City during the current period. In addition to the impact of increased sales volume, a $2.8 million increase in freight and storage costs, a $2.4 million increase in utilities costs and a $2.2 million increase in contract labor costs partially offset these decreases in cost of sales components. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $373.1 million, or 74.5%, from income of $501.0 million generated in the thirty-nine weeks ended September 29, 2013 to income of $874.1 million generated in the thirty-nine weeks ended September 28, 2014. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Thirty-Nine Weeks Ended September 28, 2014	Change from Thirty-Nine Weeks Ended September 29, 2013		Percent of Net Sales
				Thirty-Nine Weeks Ended
		Amount	Percent	September 28, 2014	September 29, 2013
	(In thousands, except percent data)
Gross profit	$1,014,846	$377,331	59.2%	15.7%	10.0%
SG&A expense	138,437	6,549	5.0%	2.1%	2.1%	(a)(b)
Administrative restructuring charges	2,286	(2,336)	(50.5)%	—%	0.1%	(c)
Operating income	$874,123	$373,118	74.5%	13.5%	7.9%

Sources of operating income	Thirty-Nine Weeks Ended September 28, 2014	Change from Thirty-Nine Weeks Ended September 29, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$731,702	$330,601	82.4%
Mexico	142,421	42,517	42.6%
Total operating income	$874,123	$373,118	74.5%

Sources of SG&A expense	Thirty-Nine Weeks Ended September 28, 2014	Change from Thirty-Nine Weeks Ended September 29, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$124,629	$7,244	6.2%	(a)
Mexico	13,808	(695)	(4.8)%	(b)
Total SG&A expense	$138,437	$6,549	5.0%

Sources of administrative restructuring charges	Thirty-Nine Weeks Ended September 28, 2014	Change from Thirty-Nine Weeks Ended September 29, 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$2,286	$(2,336)	(50.5)%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$2,286	$(2,336)	(50.5)%

(a)
SG&A expense incurred by the U.S. operations during the thirty-nine weeks ended September 28, 2014 increased $7.2 million, or 6.2%, from SG&A expense incurred by the U.S. operations during the thirty-nine weeks ended September 29, 2013 primarily because of a $7.4 million increase in employee wages and benefits, a $5.7 million increase in management fees charged for administrative functions shared with JBS USA, LLC and a $1.6 million increase in legal services expense that were partially offset by a $1.3 million decrease in depreciation expense, recognition of a $1.1 million bad debt recovery in the current period, a $1.0 million decrease in brokerage expense and a $1.0 million decrease in contract labor expense. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the thirty-nine weeks ended September 28, 2014 decreased $0.7 million, or 4.8%, from SG&A expense incurred by the Mexico operations during the thirty-nine weeks ended September 29, 2013 primarily because of a $2.6 million decrease in contract labor expense, a $0.9 million decrease in management fees charged by the U.S. operations and a $0.6 million decrease in legal services expense that were partially offset by a $3.1 million increase in employee wages and benefits and a $0.3 million increase in marketing expense. Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred during the thirty-nine weeks ended September 28, 2014 decreased $2.3 million, or 50.5% from administrative restructuring charges incurred during the thirty-nine weeks ended September 29, 2013. During the thirty-nine weeks ended September 28, 2014 we incurred administrative restructuring charges composed of (i) live operations rationalization costs of $0.9 million, (ii) employee-related costs of $0.6 million, (iii) other exit or disposal costs of $0.4 million and (iv) inventory valuation costs of $0.3 million. In the thirty-nine weeks ended September 29, 2013, we incurred administrative restructuring charges composed of noncash impairment costs of $3.1 million and live operations rationalization costs totaling $1.5 million.

Net interest expense. Net interest expense decreased 36.4% to $42.4 million recognized in the thirty-nine weeks ended September 28, 2014 from $66.7 million recognized in the thirty-nine weeks ended September 29, 2013 primarily because of a decrease in average borrowings that was partially offset by a higher weighted average interest rate compared to the same period in the prior year. Average borrowings decreased from $1.02 billion in the thirty-nine weeks ended September 29, 2013 to $591.2 million in the thirty-nine weeks ended September 28, 2014. The weighted average interest rate recognized increased from 7.16% in the thirty-nine weeks ended September 29, 2013 to 8.02% in the thirty-nine weeks ended September 28, 2014.
Income taxes. Income tax expense increased to $284.9 million, a 34.4% effective tax rate, for the thirty-nine weeks ended September 28, 2014 compared to income tax expense of $24.2 million, a 5.6% effective tax rate, for the thirty-nine weeks ended September 29, 2013, primarily due to a decrease in valuation allowance as a result of utilization of net operating losses. We experienced a higher effective tax rate in the thirty-nine weeks ended September 28, 2014 as compared to the thirty-nine weeks ended September 29, 2013 and expect to experience a higher effective tax rate for the full year 2014 as compared to the full year 2013 due to a 2013 decrease in the total valuation allowance that resulted primarily from the utilization of almost all of our domestic net operating losses. The income tax expense recognized for the thirty-nine weeks ended September 29, 2013 was primarily the result of the tax expense recorded on our year-to-date income offset by a decrease in valuation allowance as a result of year-to-date earnings.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of September 28, 2014:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$868.6
Short-term investments in available-for-sale securities			—
Borrowing arrangements:
U.S. Credit Facility	$700.0	$—	679.9	(a)
Mexico Credit Facility	41.7	—	41.7	(b)

(a)
Actual borrowings under our U.S. Credit Facility (as described below) are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at September 28, 2014 was $700.0 million. Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at September 28, 2014 totaled $20.1 million.

(b)
As of September 28, 2014, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $41.7 million.  The Mexico Credit Facility provides for a loan commitment of 560.0 million Mexican pesos.

Long-Term Debt and Other Borrowing Arrangements
At September 28, 2014, we had an aggregate principal balance of $500.0 million of 7 7/8% senior unsecured notes due 2018 outstanding. Additionally, we had an aggregate principal balance of $3.6 million of 7 5/8% senior unsecured notes due 2015 and 8 3/8% senior subordinated unsecured notes due 2017 outstanding at September 28, 2014.
On June 23, 2011, we entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, we agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of our company or its subsidiaries.
    We and certain of our subsidiaries entered into a credit agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto, which was amended and restated on August 7, 2013. As of September 28, 2014, the U.S. Credit Facility provided for a $700.0 million revolving credit facility and a delayed draw term loan commitment of up to $400 million (the “Delayed Draw Term Loans”). We can draw upon the Delayed Draw Term Loan commitment, in one or more advances, until December 28, 2014. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Delayed Draw Term Loan commitment by up to an additional $500.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. The U.S. Credit Facility also provides for a $100 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. The revolving loan commitment under the U.S. Credit Facility matures on August 7, 2018. Any Delayed Draw Term Loans would be payable in quarterly installments beginning in fiscal year 2015 equal to 1.875% of the principal outstanding as of December 28, 2014, with all remaining principal and interest due at maturity on August 7, 2018. We paid $204.9 million toward the outstanding principal under the Term B-1 loans on December 30, 2013 and paid $205.2 million toward the outstanding principal under the Term B-2 loans on April 28, 2014. Following the April 28, 2014 payment, we had no outstanding principal under the Term B loans.
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Multiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is 560.0 million Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the TIIE rate plus 1.05%. The Mexico Credit Facility will mature on July 23, 2017. As of September 28, 2014, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $41.7 million. There are currently no outstanding borrowings under the Mexico Credit Facility. The Mexico Credit Facility replaced our amended and restated credit agreement with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent, which was terminated on July 23, 2014.
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
Historical Flow of Funds
Cash provided by operating activities was $802.4 million and $596.7 million for the thirty-nine weeks ended September 28, 2014 and September 29, 2013, respectively. The increase in cash flows provided by operating activities was primarily as a result of net income and working capital changes for the thirty-nine weeks ended September 28, 2014 as compared to the thirty-nine weeks ended September 29, 2013.
Our working capital position, which we define as current assets less current liabilities, increased $451.2 million to $1,296.8 million and a current ratio of 2.47 at September 28, 2014 compared to $845.6 million and a current ratio of 1.78 at December 29, 2013. Our working capital position increased $245.8 million to $1,058.4 million and a current ratio of 2.39 at September 29, 2013 compared to $812.6 million and a current ratio of 2.11 at December 30, 2012. The increase in working capital during both the thirty-nine weeks ended September 28, 2014 and September 29, 2013 was primarily the result of the generation of cash from operations.
Trade accounts and other receivables increased $34.6 million, or 9.1%, to $413.6 million at September 28, 2014 from $379.1 million at December 29, 2013. The change in trade accounts and other receivables resulted primarily from an increase in sales generated in the two weeks ended September 28, 2014 as compared to sales generated in the two weeks ended December 29, 2013. Trade accounts and other receivables increased $25.0 million, or 6.5%, to $411.5 million at September 29, 2013 from $386.4 million at December 30, 2012. The change in trade accounts and other receivables resulted primarily from increased sales price per pound.
Inventories increased $9.1 million, or 1.1%, to $817.9 million at September 28, 2014 from $808.8 million at December 29, 2013. The change in inventories was due to increased costs for feed grains and their impact on the value of our live chicken inventories as well as an increase in live head. Inventories decreased $39.2 million, or 4.1%, to $911.1 million at September 29, 2013 from $950.3 million at December 30, 2012. The change in inventories was primarily due to a decrease in feed inventories partially offset by an increase in live chicken
Prepaid expenses and other current assets increased $15.5 million, or 25.1%, to $77.4 million at September 28, 2014 from $61.8 million at December 29, 2013. This change resulted primarily from a $5.6 million increase in value-added tax receivables and a $3.9 million increase in margin cash on deposit with our derivatives traders. Prepaid expenses and other current assets increased $16.8 million, or 29.9%, to $72.8 million at September 29, 2013 from $56.0 million at December 30, 2012. This change resulted primarily from an $11.0 million increase in outstanding derivatives and a $5.5 million increase in value-added tax receivables.
Accounts payable, including accounts payable to JBS USA, increased $11.5 million, or 3.1%, to $385.7 million at September 28, 2014 from $374.3 million at December 29, 2013. This change resulted primarily from a $18.6 million increase in trade payables and a $2.0 million decrease in the payable to JBS USA. The number of days of payables outstanding (“DPO”) increased because we moved more accounts to our structured payables program. Accounts payable, including accounts payable to JBS USA, increased $50.1 million, or 15.4%, to $375.9 million at September 29, 2013 from $325.8 million at December 30, 2012. This change resulted primarily from the increase in DPO in the U.S. at September 29, 2013 when compared to December 30, 2012.
Accrued expenses and other current liabilities decreased $23.8 million, or 8.4%, to $307.2 million at September 28, 2014 from $283.4 million at December 29, 2013. This change resulted primarily from a $19.8 million increase in other accrued liabilities such as property taxes, legal fees and contract grower compensation, a $5.4 million increase in accrued compensation and benefits costs, a $4.6 million increase in derivative liabilities and a $4.5 million increase in accrued interest that was partially offset by a $10.6 million decrease in accrued insurance and self-insured claims costs. Accrued expenses and other current liabilities increased $18.6 million, or 6.5%, to $302.1 million at September 29, 2013 from $283.5 million at December 30, 2012. This change resulted primarily from an $8.3 million increase in accrued insurance and self-insured claims costs, a $6.8 million increase in accrued interest costs, a $5.7 million increase in accrued compensation and benefits costs and a $2.0 million increase in derivative liabilities that was partially offset by a $4.3 million decrease in other accrued liabilities such as property taxes, legal settlement costs, legal fees and contract grower compensation.
Income taxes, which includes income taxes receivable, income taxes payable, both current and noncurrent deferred tax assets, both current and noncurrent deferred tax liabilities and reserves for uncertain tax positions, changed from a net asset position of $32.4 million at December 29, 2013 to a net liability position of $127.3 million at September 28, 2014. This change resulted primarily from tax expense recorded on our year-to-date income that was based on a higher effective tax rate. We experienced a higher effective tax rate in the thirty-nine weeks ended September 28, 2014 due to a decrease in valuation allowance as a result of utilization of net operating losses. Net income tax assets decreased $0.9 million, or 4.2%, to $21.6 million at September 29, 2013 from $22.5 million at December 30, 2012. This change resulted primarily from the accrual of income taxes payable in Mexico.
Cash used in investing activities was $26.0 million for the thirty-nine weeks ended September 28, 2014 and cash used in investing activities was $73.0 million for the thirty-nine weeks ended September 29, 2013. Capital expenditures totaled $131.3 million and $76.3 million in the thirty-nine weeks ended September 28, 2014 and September 29, 2013, respectively. Capital expenditures increased by $55.1 million primarily because of the number of projects that were active during the thirty‑nine weeks ended September 28, 2014 when compared to the thirty-nine weeks ended September 29, 2013. Capital expenditures for 2014 cannot exceed $350.0 million under the the U.S. Credit Facility. Cash was used to purchase investment securities totaling $55.1 million in the thirty-nine weeks ended September 28, 2014. Cash proceeds from the sale or maturity of investment securities totaled $152.0 million in the thirty-nine weeks ended September 28, 2014. Cash proceeds from property disposals in the thirty-nine weeks ended September 28, 2014 and September 29, 2013 were $8.4 million and $3.3 million, respectively.
Cash used in financing activities was $409.9 million and $257.7 million in the thirty-nine weeks ended September 28, 2014 and September 29, 2013, respectively. Cash proceeds drawn from our revolving line of credit and long-term borrowings totaled $505.6 million in the thirty-nine weeks ended September 29, 2013. No cash proceeds were drawn from our revolving line of credit and long-term borrowings in the thirty-nine weeks ended September 28, 2014. Cash was used to repay revolving line of credit obligations, long-term borrowings and capital lease obligations totaling $410.2 million and $758.3 million in the thirty-nine weeks ended September 28, 2014 and September 29, 2013, respectively. Cash proceeds from the sale of subsidiary common stock totaled $0.3 million during the thirty-nine weeks ended September 28, 2014. Cash used in the thirty-nine weeks ended September 29, 2013 to pay for capitalized loan costs related to the amendment and restatement of the U.S. Credit Facility was $5.0 million.
Contractual obligations at September 28, 2014 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$503,633	$116	$3,517	$500,000	$—
Interest(c)	181,403	40,449	80,727	60,113	114
Capital leases	805	194	263	232	116
Operating leases	32,094	10,651	14,812	5,416	1,215
Derivative liabilities	6,362	6,362	—	—	—
Purchase obligations(d)	156,146	147,033	9,113	—	—
Total	$880,443	$204,805	$108,432	$565,761	$1,445

(a)
The total amount of unrecognized tax benefits at September 28, 2014 was $16.5 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $20.1 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of September 28, 2014.

(d)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

On July 25, 2014, the Company entered into a definitive agreement to purchase Tyson Mexico from Tyson Foods, Inc. and certain of its subsidiaries for approximately $400.0 million, which is subject to adjustment for closing date working capital. The transaction is expected to be completed during the fourth quarter of 2014 or the first quarter of 2015, subject to customary closing conditions, including regulatory approvals. We expect to fund the purchase price from available cash balances and bank credit.

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
Critical Accounting Policies
During the thirty-nine weeks ended September 28, 2014, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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
Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of September 28, 2014. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended September 28, 2014, such a change would have resulted in a change to cost of sales of $72.7 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at September 28, 2014, would be $10.6 million, excluding any potential impact on the production costs of our chicken inventories.
The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal, sorghum and natural gas prices on September 28, 2014, would have resulted in a change of approximately $0.7 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have increased the fair value of our fixed rate debt by approximately $4.0 million as of September 28, 2014.
Foreign Currency
Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. We currently anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $5.0 million and a loss of $4.7 million in the thirty-nine weeks ended September 28, 2014 and September 29, 2013, respectively. The average exchange rates for the thirty-nine weeks ended September 28, 2014 and September 29, 2013 were 13.11 Mexican pesos to one U.S. dollar and 12.67 Mexican pesos to one U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
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
As of September 28, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended September 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As for the remaining chicken grower claims, the bench trial relating to the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex began on July 16, 2012. That bench trial concluded on August 2, 2012, but the Marshall Court postponed its ruling until the appeals process regarding the allegations asserted by the El Dorado growers was exhausted. The bench trial relating to the claims asserted by the plaintiffs from the Nacogdoches, Texas complex began on September 12, 2012, but was also postponed until the appeals process regarding the allegations asserted by the El Dorado growers was exhausted. The remaining bench trial for the plaintiffs from the De Queen and Batesville, Arkansas complexes was scheduled for October 29, 2012, but that trial date was canceled. Following the denial by the Supreme Court of the United States for a Writ of Certiorari related to the claims asserted by the plaintiffs from the El Dorado, Arkansas complex, the Marshall Court requested briefing on the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex and scheduled trial proceedings for allegations asserted by the plaintiffs from the Nacogdoches complex on August 25, 2014 and allegations asserted by the plaintiffs from the De Queen and Batesville, Arkansas complexes on October 27, 2014. Prior to commencing the trial proceedings on the allegations asserted by the plaintiffs from the De Queen and Batesville, Arkansas complexes, the Marshall Court announced it would enter judgment in PPC’s favor on all remaining federal causes of action, and plaintiffs from the De Queen and Batesville complexes were given additional time to brief Arkansas state law claims. The court-imposed deadline passed with no briefs filed by plaintiffs. At this time, the Marshall Court has not memorialized its decision in writing.
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
In connection with the remaining claim of $45.4 million included in the amended proof of claim, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 is capital in nature. On January 10, 2014, PPC filed both a Motion for Reconsideration and a Motion for Full Tax Court review of both its Motion for Reconsideration and any order issued in response to such motion. On March 10, 2014, the Tax Court denied both the Motion for Reconsideration and the Motion for Full Tax Court review. On April 14, 2014, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the Fifth Circuit. The Company filed an opening brief with the Fifth Circuit on June 30, 2014. The IRS filed a response brief with the Fifth Circuit on August 15, 2014. The Company then filed their reply brief with the Fifth Circuit on September 2, 2014. The Fifth Circuit has tentatively scheduled oral argument for the first full week of January 2015.
We can provide no assurances as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us related to the above Tax Court case related to Gold Kist’s tax year ended June 26, 2004. If adversely determined, the outcome could have a material effect on the Company’s operating results and financial position.
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
On October 29, 2014, Dr. Marcus Vinicius Pratini de Moraes decided to retire as a Director of the Company. On October 29, 2014, the JBS Nominating Committee nominated and elected Andre Nogueira de Souza, Chief Executive Officer of JBS USA Holdings, Inc., as a JBS Director of the Company to replace Dr. Pratini. Mr. Nogueira has more than seven years of industry experience and more than 20 years of corporate financial banking experience.
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

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended September 28, 2014 and September 29, 2013.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: October 30, 2014	/s/ Fabio Sandri
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

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended September 28, 2014 and September 29, 2013.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.