Form 10-K
period 2014-12-28
PILGRIMS PRIDE CORP
filed 2015-02-12
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 29, 2014, was $1,691,841,901. For purposes of the foregoing calculation only, all directors, executive officers and greater than 10% beneficial owners have been deemed affiliates. Number of shares of the Registrant’s Common Stock outstanding as of February 11, 2015 was 259,700,145.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

PILGRIM’S PRIDE CORPORATION
FORM 10-K

PART I
Item 1. Business
Company Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms), which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. We are one of the largest chicken producers in the world with operations in the United States (“U.S.”), Mexico and Puerto Rico. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. We offer a wide range of products to our customers through strong national and international distribution channels. Pilgrim's fresh chicken products consist of refrigerated (non-frozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated.
We market our balanced portfolio of fresh, prepared and value-added chicken products to a diverse set of over 5,000 customers across the U.S., Mexico and in approximately 95 other countries, with no single one accounting for more than 10% of total sales. We have become a valuable partner to our customers and a recognized industry leader by consistently providing high-quality products and services designed to meet their needs and enhance their business. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors such as Chick-fil-A® and Yum! Brands®, distributors such as US Foods and Sysco® and retail customers, including grocery store chains and wholesale clubs such as Kroger®, Wal-Mart®, Costco®, Publix® and Sam’s Club®.
As a vertically integrated company, we control every phase of the production process, which helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 3,750 growers, 28 feed mills, 36 hatcheries, 27 processing plants, five prepared foods cook plants, 14 distribution centers, eight rendering facilities and three pet food plants, we believe we are well positioned to supply the growing demand for our products.
We are one of the largest, and we believe one of the most efficient, producers and sellers of chicken in Mexico. Our presence in Mexico provides access to a market with growing demand and has enabled us to leverage our operational strengths within the region. The market for chicken products in Mexico is still developing with most sales attributed to fresh, commodity-oriented, market price-based business. We believe our Mexico business is well positioned to continue benefiting from these trends in the Mexican consumer market. Additionally, we are an important player in the live market, which accounted for approximately 33% of the industry’s chicken sales in Mexico in 2014.
We have approximately 35,000 employees and have the capacity to process more than 34.7 million birds per week for a total of more than 10.2 billion pounds of live chicken annually. In 2014, we produced 7.5 billion pounds of chicken products, generating approximately $8.6 billion in net sales and approximately $711.6 million in net income attributable to Pilgrim’s.
The Company operates on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2014) applies to our fiscal year and not the calendar year. Fiscal 2014 was a 52-week fiscal year.
Our Industry
Industry Overview
The U.S. consumes more chicken than any other protein (approximately 32.0 billion pounds projected in calendar year 2015 according to the U.S. Department of Agriculture (“USDA”)), and chicken is the second most consumed protein globally after pork. The U.S. is the world’s largest producer of chicken and is projected to produce approximately 39.2 billion pounds of ready-to-cook broiler meat in calendar year 2015, representing 20.3% of the total world production. Brazil and China produce the second and third most broiler meat, with 15.0% and 14.9% of the world market, respectively, according to the USDA.
According to the USDA, the export of U.S. chicken products increased at an average annual growth rate of 3.7% from 2003 through 2013. The U.S. is the second-largest exporter of broiler meat behind Brazil. The U.S. is projected to export 7.4 billion pounds in calendar year 2015, which would account for 30.6% of the total world exports and 18.8% of the total U.S. production, according to the USDA. The top five exporters are projected to control over 85.1% of the market in 2015.

According to the USDA, chicken production in the U.S. increased from 2003 through 2013 at a compounded annual growth rate of 1.3%. The growth in chicken demand is attributable to (i) relative affordability compared to other proteins such as beef and pork, (ii) the increasingly health conscious nature of U.S. consumers, (iii) chicken’s consistent quality and versatility and (iv) its introduction on many foodservice menus. In addition, global protein demand continues to be strong, consistent with rising standards of living and a growing middle class in developing countries around the world. USDA estimates from 2010 through 2020 show an anticipated increase of global chicken demand of 29%, 81% of which is expected to come from emerging markets. We believe our relationship with our largest stockholder, JBS USA Holdings, Inc. (“JBS USA”) positions us to capture a portion of those emerging markets.
Key Industry Dynamics
Pricing. Items that influence chicken pricing in the U.S. include international demand, changes in production by other broiler producing countries, input costs and the demand associated with substitute products such as beef and pork. We believe our focus on sales mix enables us to adapt to changing supply demand dynamics by adjusting our production to maximize value. We also benefit from a shorter production lifecycle of broilers compared to other proteins. While production for cattle takes approximately 28 to 39 months from breeding to slaughter and the production for pork takes 11 to 12 months, the production lifecycle for the broiler is only ten weeks.
Feed. Broilers are fed corn and soybean meal as well as certain vitamins and minerals. Corn and soybean meal accounted for approximately 38.9% and 37.5% of our feed costs, respectively, in 2014. Broiler production is significantly more efficient from a feed perspective than cattle or hog production. Approximately two pounds of feed are required for each pound of chicken, as compared to approximately seven and 3.5 pounds for cattle and hogs, respectively. We have sought to mitigate the impact of feed price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed price contracts, broadening our product portfolio and expanding the variety of contracts within our book of business.
Competitive Strengths
We believe that our competitive strengths will enable us to maintain and grow our position as a leading chicken company and to capitalize on future favorable growth opportunities:
Leading market position in the growing chicken industry. We are one of the largest chicken producers globally and a leading chicken producer in the U.S. with a 17.5% market share, based on ready-to-cook production in 2014, according to WATT PoultryUSA . We are also one of the largest chicken producers on a global basis. We believe we can maintain this prominent market position as we are one of the few producers in the chicken industry that can fully satisfy the requirements of large retailers and foodservice companies due to our broad product range, national distribution vertically integrated operations and technical capabilities. Further, our scale of operations, balanced product portfolio and a wide range of production capabilities enable us to meet both the capacity and quality requirements of our customer base. Finally, we believe we are well positioned with our global footprint to benefit from the growth in the U.S. chicken export market.
Broad product portfolio. We have a diversified product portfolio ranging from large to small birds and from fresh to cooked to processed chicken. In addition, our prepared foods segment is focused on our most profitable product lines. We believe we are well positioned to be the primary chicken supplier for large customers due to our ability to provide consistent supply, innovate and develop new products to address consumer desires and provide competitive pricing across a diverse product portfolio. Our balanced portfolio of fresh, prepared and value-added chicken products yields a diversified sales mix, mitigating supply and market volatility and creating more consistent gross margins.
Blue chip and diverse customer base across all industry segments. We benefit from strong relationships with leading companies in every customer segment, including Chick-fil-A®, Sysco®, US Foods, Yum! Brands®, Kroger®, Wal-Mart®, Costco®, Publix®, Sam’s Club® and ConAgra Foods®, all of whom have been doing business with us for more than five years. We sell our products to a large and diverse customer base, with over 5,000 customers, with no single one accounting for more than 10% of total sales.
Lean and focused enterprise. We are an efficient and lean organization supported by our market-driven business strategy. We also have a shared service center as a majority owned subsidiary of JBS USA. Since 2008, we have closed, idled or sold 13 plants and 14 distribution centers, reduced or consolidated production at other facilities, streamlined our workforce and reduced administrative and corporate expenses. In addition, we continue to make significant production improvements driven by improved yields, labor, cost savings and product mix. We utilize zero-based budgeting and plant-level profit and loss analysis, driving engagement and ownership over the results at each plant. These strategic initiatives have reduced our cost base, resulting in higher and more sustainable profits.

Robust cash flow generation with disciplined capital allocation. Our leading market position, strong customer relationships and highly efficient operations help drive attractive and we believe sustainable margins. We also have a proven track record of disciplined capital allocation. We have spent approximately $378 million since 2011 in capital spending towards identified projects with rapid payback, further driving our profitability. Since the end of 2011, we have also reduced our net debt from over $1.4 billion to a net cash position of $572 million at the end of 2014.
Experienced management team and results-oriented corporate culture. We have a proven senior management team whose tenure in the chicken industry has spanned numerous market cycles and is among the most experienced in the industry. Our senior management team is led by William W. Lovette, our Chief Executive Officer, who has over 30 years of experience in the chicken industry. Our management team has successfully improved and realigned our business and instilled a corporate culture focused on performance and accountability. We also benefit from management ideas, best practices, and talent shared with the seasoned management team of our controlling stockholder, JBS USA, and its parent company, JBS S.A., which have over 50 years of combined experience operating protein processing facilities in South America, North America and Australia.
Relationship with JBS USA. PPC is a majority-owned subsidiary of JBS USA, an indirect subsidiary of Brazil-based JBS S.A., which beneficially owns approximately 75.5% of PPC’s outstanding common stock. As such, we work closely with JBS USA’s management to identify areas where both companies can achieve synergies. As part of our integration plan, we moved our headquarters to Greeley, Colorado, the headquarters of JBS USA. In addition to cost savings through the integration of certain corporate functions and the rationalization of facilities, our relationship with JBS USA allows us to enjoy several advantages given its diversified international operations and strong record in commodity risk management. We seek to leverage JBS USA’s international network by expanding into untapped international markets and strengthening our presence in geographies in which we already operate. In addition, JBS USA’s expertise in managing the risk associated with volatile commodity inputs will help us to further improve our operations and manage our margins.
Business Strategy
We intend to continue growing our business and enhancing profitability by pursuing the following strategies:
Be a valued partner with our key customers. We have developed and acquired complementary markets, distributor relationships and geographic locations that have enabled us to expand our customer base and provide nationwide distribution capabilities for all of our product lines. As a result, we believe we are one of only two U.S. chicken producers that can supply the growing demand for a broad range of price competitive standard and specialized products with well-known brand names on a nationwide basis from a single-source supplier. Additionally, we intend to leverage our innovation capabilities to develop new products along with our customers to accelerate sales and enhance the profitability of chicken products at their businesses. We plan to further enhance our industry position by optimizing our sales mix and accelerating innovation.
Relentless pursuit of operational excellence. As production and sales grow, we continue to focus on improving operating efficiencies by focusing on cost reductions, more effective processes, training and our total quality management program. Specific initiatives include:

•	Benchmarking live and plant costs against the industry;

•	Striving to be in the top 25% of the industry for yields and costs;

•	Fostering a culture of accountability and ownership deeper in the organization;

•	Conducting monthly performance reviews with senior management; and

•	Improving sales mix and price.
Between 2011 and 2014, these initiatives have resulted in approximately $841.0 million of cumulative operational improvements, including from reduction of plant-related costs and improved sales mix and product yield. Between 2007 and 2014, our SG&A has also decreased by approximately 250 basis points as a percentage of net sales, as we have reduced these costs while significantly increasing revenue.
Strategically grow value added exports. We will continue our focus on expanding international sales by seeking opportunities to increase penetration in our existing markets and entering attractive new markets. Expansion of our export sales complements our U.S. chicken operations and positions us to capitalize on expected global demand growth, particularly in emerging markets. Utilizing the extensive sales network of JBS USA, we believe that we can accelerate the sales of value-added chicken products into our international distribution channels. Our relationship with JBS USA has improved our access to markets such as Africa, the Middle East, Latin America and Asia. We believe substantial opportunities exist to expand our sales to these markets by capitalizing on direct international distribution channels supplemented by our existing export broker relationships. Our export sales accounted for approximately 8.3% of our U.S. chicken sales in 2014.
Accountability and ownership culture. We have a results-oriented culture with our business strategy centered on reducing fixed costs and increasing profitability, consistent with JBS values. Our employee accountability has further increased as we have de-layered the organization through our recent restructuring and cost improvement initiatives. In addition, we continue to invest in developing our talent internally. As a result, we have a strong accountability and ownership culture. We strive to be the best managed and most respected company in our industry.
Reportable Business Segment
We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale in the U.S., Puerto Rico and Mexico. We conduct separate operations in the U.S., Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our U.S. operations. See “Note 18. Business Segment and Geographic Reporting” of our Consolidated Financial Statements included in this annual report for additional information.
Products and Markets
Our primary product types are fresh chicken products, prepared chicken products and value-added export chicken products. We sell our fresh chicken products to the foodservice and retail markets. Our fresh chicken products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated and prepackaged case-ready chicken. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our fresh chicken sales accounted for 66.2% of our total U.S. chicken sales in 2014.
We also sell prepared chicken products, including portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Our prepared chicken products sales accounted for 25.1% of our total U.S. chicken sales in 2014.
Value-added export and other chicken products primarily consist of whole chickens and chicken parts sold either refrigerated for distributors in the U.S. or frozen for distribution to export markets. We sell U.S.-produced chicken products for export to Mexico, the Middle East, Asia, countries within the Commonwealth of Independent States (the “CIS”) and other world markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. Prices for export sales are determined by supply and demand and local market conditions. In certain newly accessed international markets, we have established premium brands, which allow us to market our products at a premium to commodity price levels within those regions. Our value-added export and other chicken products sales accounted for 8.7% of our total U.S. chicken sales in 2014.
Our primary customer markets consist of the foodservice and retail channels, as well as selected export and other markets.
Our foodservice market principally consists of chain restaurants, food processors, broad-line distributors and certain other institutions located throughout the continental U.S. Within this market, we service frozen, fresh and corporate accounts. Fresh and frozen chicken products are usually pre-cut to customer specifications and are often marinated to enhance value and product differentiation. Corporate accounts include further-processed and value-added products supplied to select foodservice customers, improving their ability to manage product consistency and quality in a cost efficient manner. We believe we are positioned to be the primary or secondary supplier to national and international chain restaurants who require multiple suppliers of chicken products. Additionally, we believe we are well suited to be the sole supplier for many regional chain restaurants. Regional chain restaurants often offer better margin opportunities and a growing base of business. We believe that our full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience are competitive strengths compared to smaller and non-vertically integrated producers. Foodservice growth is anticipated to continue, despite the effects resulting from continued weak economic conditions in the U.S.
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

	2014	2013	2012	2011	2010
	(In thousands)
U.S. chicken:
Prepared chicken	$1,787,389	$2,046,746	$2,239,289	$2,135,337	$2,262,107
Fresh chicken	4,703,993	4,123,089	3,583,854	3,160,429	2,834,972
Export and other chicken by-products	620,082	715,969	817,723	808,038	581,303
Total U.S. chicken	7,111,464	6,885,804	6,640,866	6,103,804	5,678,382
Mexico chicken	900,360	864,454	758,023	720,333	615,433
Total chicken	8,011,824	7,750,258	7,398,889	6,824,137	6,293,815
Other products:
U.S.	535,572	614,409	608,619	674,923	558,675
Mexico	35,969	46,481	113,874	36,638	29,139
Total other products	571,541	660,890	722,493	711,561	587,814
Total net sales	$8,583,365	$8,411,148	$8,121,382	$7,535,698	$6,881,629
The following table sets forth, beginning with 2010, the percentage of net U.S. chicken sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	2014	2013	2012	2011	2010

Prepared chicken	25.1	29.7	33.7	35.0	39.9
Fresh chicken	66.2	59.9	54.0	51.7	49.9
Export and other chicken by-products	8.7	10.4	12.3	13.3	10.2
Total U.S. chicken	100.0	100.0	100.0	100.0	100.0

United States Operations
Product Types
Fresh Chicken Overview. Fresh chicken is an important component of our sales and accounted for $4,704.0 million, or 66.2%, of our total U.S. chicken sales in 2014 and $2,835.0 million, or 49.9%, in 2010. Most fresh chicken products are sold to established customers, based upon certain weekly or monthly market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. The majority of these products are sold pursuant to agreements with varying terms that set a price according to formulas based on underlying chicken price markets, subject in many cases to minimum and maximum prices.
Prepared Chicken Overview. In 2014, $1,787.4 million, or 25.1%, of our U.S. chicken sales were in prepared chicken products to foodservice customers and retail distributors, as compared to $2,262.1 million, or 39.9%, in 2010. The production and sale in the U.S. of prepared chicken products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our U.S. cost of sales, representing approximately 40.8% of our U.S. cost of sales in 2014. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.
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
Value-Added Export and Other Chicken Products Overview. Our value-added export and other products consist of whole chickens and chicken parts sold primarily in bulk, nonbranded form, either refrigerated to distributors in the U.S. or frozen for distribution to export markets, and branded and nonbranded prepared chicken products for distribution to export markets. In 2014, approximately $620.0 million, or 8.7%, of our total U.S. chicken sales were attributable to U.S. chicken export and other products, as compared to $581.3 million, or 10.2%, in 2010.
Markets for Other Products
Presently, this category includes chicken by-products, which we convert into protein products and sell primarily to manufacturers of pet foods. In addition, many of our U.S. feed mills produce and sell some livestock feeds to local dairy farmers and livestock producers. Until November 2011, this category also included products sold through our distribution centers. In 2011, we had regional distribution centers located in Arizona, Texas and Utah that were primarily focused on distributing our own chicken products. In November 2011, we sold the distribution centers to JBS Trading International, Inc., a wholly owned subsidiary of JBS USA. See “Note 15. Related Party Transactions” of our Consolidated Financial Statements included in this annual report for additional information on the sale of the distribution centers. In addition, we marketed fresh eggs under private labels, in various sizes of cartons and flats to U.S. retail grocery and institutional foodservice customers located primarily in Texas through August 2012. In August 2012, we sold our commercial egg operation to Cal-Maine Foods, Inc.
Mexico Operations
Background
Our Mexico operations generated approximately 10.9% of our net sales in 2014. We are one of the largest producers and sellers of chicken in Mexico. We believe that we operate one of the more efficient business models for chicken production in Mexico.
During 2014, we invested approximately $8.0 million in the first phase of a new poultry processing complex in Veracruz, Mexico, and we plan to initiate live production operations in June 2015.

During 2014, we also executed our first grower contract for breeding flocks in Mexico. The contract grower farms, which initiated operations in November 2014, are located in San Luis Potosí, Mexico and will allow us to replace some of our current company-owned breeder farms in Querétaro, Mexico.
Product Types
While the market for chicken products in Mexico is less developed than in the U.S., with sales attributed to fewer, simpler products, we believe we have been successful in differentiating our products through high-quality client service and product improvements. Additionally, we are an important player in the live market, which accounts for approximately 33% of the chicken sales in Mexico.
Markets
We sell our chicken products primarily to wholesalers, large restaurant chains, fast food accounts and supermarket chains, and also engage in direct retail distribution in selected markets. Our largest presence is by far in the central states of the country where we have been able to gain market share. Our presence in Mexico reaches 74.5% of the population.
Foreign Operations Risks
Our foreign operations pose special risks to our business and operations. A discussion of foreign operations risks is included in “Item 1A. Risk Factors.”
On July 25, 2014, the Company entered into a definitive agreement to purchase Provemex Holdings LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for approximately $400.0 million, which is subject to adjustment for closing date working capital. The transaction is expected to be completed during the first quarter of 2015, subject to customary closing conditions, including regulatory approvals. We expect to fund the purchase price from available cash balances and bank credit. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. It has a production capacity of 3 million birds per week in its three plants and employs more than 5,400 in its plants, offices and seven distribution centers. The acquisition further strengthens our strategic position in the Mexico chicken market. Once the acquisition is completed, we currently expect to maintain the operations working to capacity with the existing workforce, maintaining labor contracts in place. For additional information regarding the Tyson Mexico acquisition, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary - Tyson Mexico Acquisition” in this annual report.

During 2014, we invested approximately $8.0 million in the first phase of a new poultry processing complex in Veracruz, Mexico, and we plan to initiate live production operations in June 2015.

During 2014, we also executed our first grower contract for breeding flocks in Mexico. The contract grower farms, which initiated operations in November 2014, are located in San Luis Potosí, Mexico and will allow us to replace our current company-owned breeder farms in Querétaro, Mexico.
Key Customers
Our two largest customers accounted for approximately 14.6% of our net sales in 2014. No customer accounted for ten percent or more of our net sales in 2014.
Competition
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
Restructuring Efforts
Since January 2010, we have implemented significant operational changes to reduce costs and operate more efficiently, as well as realized substantial benefits through synergies following the JBS USA acquisition. We reduced our production footprint to mitigate capacity utilization and efficiency issues created by previously enacted across-the-board production cuts. In addition, we continue to evaluate our noncore businesses, which resulted in the sale of certain noncore businesses. Exit and disposal activities from January 2010 to present have eliminated approximately 1,500 positions and recognized net pre-tax charges totaling $115.6 million.
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
Employees
As of December 28, 2014, we employed approximately 29,900 persons in the U.S. and approximately 5,100 persons in Mexico. Approximately 38.1% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2015 or 2016 with the exception of two live operations location where the collective bargaining agreements expired in 2014 and negotiations are ongoing. We have not experienced any labor-related work stoppage at any location in over nine years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. The Company is currently in negotiations at one location, and there is no assurance that agreement will be reached. In the absence of an agreement, we may become subject to labor disruption at this location, which could have an adverse effect on our financial results.
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
Executive Officers
Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
William W. Lovette	55	President and Chief Executive Officer
Fabio Sandri	43	Chief Financial Officer
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
We have recently benefited from low market prices for feed ingredients, but market prices for feed ingredients remain volatile. Consequently, there can be no assurance that the price of corn or soybean meal will not continue to rise as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.

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
Although neither H7N3 nor H7N9 have been identified in the U.S., there have been outbreaks of other low pathogenic strains of avian influenza in the U.S., and in Mexico outbreaks of both high and low-pathogenic strains of avian influenza are a fairly common occurrence. Historically, the outbreaks of low pathogenic strains of avian influenza have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with highly pathogenic strains such as H7N3 or highly infectious strains such as H7N9. Even if H7N3 and H7N9 do not spread to the U.S., there can be no assurance that outbreaks of these strains in other countries will not materially adversely affect demand for U.S.-produced poultry internationally and/or domestically, and, if any of these strains were to spread to the U.S., there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.
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
We currently maintain insurance with respect to certain of these risks, including product liability insurance, business interruption insurance and general liability insurance, but in many cases such insurance is expensive, difficult to obtain and no assurance can be given that such insurance can be maintained in the future on acceptable terms, or in sufficient amounts to protect us against losses due to any such events, or at all. Moreover, even though our insurance coverage may be designed to protect us from losses attributable to certain events, it may not adequately protect us from liability and expenses we incur in connection with such events.
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
Our two largest customers accounted for approximately 14.6% of our net sales in 2014. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.
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
Historically, we have targeted international markets to generate additional demand for our products. In particular, given U.S. customers’ general preference for white meat, we have targeted international markets for the sale of dark chicken meat, specifically leg quarters, which are a natural by-product of our U.S. operations’ concentration on prepared chicken products. As part of this initiative, we have created a significant international distribution network into several markets in Mexico, the Middle East, Asia and countries within the CIS. Our success in these markets may be, and our success in recent periods has been, adversely affected by disruptions in chicken export markets. For example, China imposed anti-dumping and countervailing duties on the U.S. chicken producers in 2010, which have deterred Chinese importers from purchases of U.S.-origin chicken products and Russia banned the importation of chicken and other agricultural products from the U.S. and certain other western countries in August 2014. Additionally, from time to time Russia has restricted the importation of U.S. poultry products for the protection of their domestic poultry producers and in cases of allegations of consumer health issues.
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
As of December 28, 2014, we employed approximately 29,900 persons in the U.S. and approximately 5,100 persons in Mexico. Approximately 35.0% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2015 or 2016 with the exception of one live operations location where the collective bargaining agreement expired in 2014 and negotiations are ongoing. We have not experienced any labor-related work stoppage at any location in over nine years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. The Company is currently in negotiations at one location, and there is no assurance that an agreement will be reached. In the absence of an agreement, we may become subject to labor disruption at this location, which could have an adverse effect on our financial results.
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
Our future financial and operating flexibility may be adversely affected by significant leverage.
We anticipate that we will incur substantial indebtedness during the first quarter of fiscal year 2015, which could adversely affect our financial condition. On a consolidated basis, as of December 28, 2014, we had approximately $0.6 million in secured indebtedness, $3.6 million of unsecured indebtedness and had the ability to borrow approximately $718.0 million under our credit agreements. During the first quarter of fiscal year 2015, we anticipate we will incur additional secured indebtedness of approximately $1.12 billion under amended credit facilities in order to partially finance a special cash dividend to our stockholders and our pending acquisition of Tyson Mexico. Following the completion of those transactions, we anticipate we will have the ability to borrow approximately $595.0 million under our credit agreements. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness.
The degree to which we are leveraged could have important consequences because:

•	It could affect our ability to satisfy our obligations under our credit agreements;

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
We intend to continue to pursue selective acquisitions of complementary businesses in the future. Inherent in any future acquisitions are certain risks such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following such acquisitions. Additional debt or equity capital may be required to complete future acquisitions, and there can be no assurance that we will be able to raise the required capital. Furthermore, acquisitions involve a number of risks and challenges, including:
•Diversion of management’s attention;
•The need to integrate acquired operations;
•Potential loss of key employees and customers of the acquired companies;

•Lack of experience in operating in the geographical market of the acquired business; and
•An increase in our expenses and working capital requirements.
Any of these and other factors could adversely affect our ability to achieve anticipated cash flows at acquired operations or realize other anticipated benefits of acquisitions.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Operating Facilities
Our main operating facilities are as follows:

	Operating	Idled	Capacity(a)(b)	Average Capacity Utilization(b)
U.S. Facilities
Fresh processing plants	23	6	32.5 million head	91.6%
Prepared foods cook plants	5	3	11.4 million pounds	95.4%
Feed mills	23	3	11.5 million tons	78.0%
Hatcheries	29	3	2,131.8 million eggs	87.7%
Rendering	5	2	8,186 tons	60.7%
Pet food processing	3	—	1,493 tons	56.8%
Freezers	1	1	125,000 square feet	N/A
Puerto Rico Facilities
Fresh processing plant	1	—	336,000 head	94.3%
Feed mill	1	—	112,320 tons	77.5%
Hatchery	1	—	27.0 million eggs	77.6%
Rendering	1	—	100 tons	71.1%
Distribution center	1	—	N/A	N/A
Mexico Facilities
Processing plants	3	—	2.8 million head	89.3%
Feed mills	4	—	1.15 million tons	76.8%
Hatcheries	6	—	247.9 million eggs	96.2%
Rendering	2	—	26,000 tons	55.5%
Distribution centers	13	—	N/A	N/A

(a)	Capacity is based on a five day week.

(b)	Capacity and utilization numbers do not include idled facilities.
Other Facilities and Information
In the U.S, our corporate offices share a building with JBS USA in Greeley, Colorado. We own a building in Richardson, Texas, which houses our computer data center; we also own office buildings in both Broadway, Virginia, and Pittsburg, Texas, which house additional administrative, sales and marketing, research and development, and other support activities. We also lease office buildings in Bentonville, Arkansas; Louisville, Kentucky; Cincinnati, Ohio and Winchester, Virginia, for members of our sales team and building space in Carrollton, Texas, which houses a second computer data center.
In Mexico, we lease an office building in Querétaro, Mexico, which houses our Mexican administrative functions, and we lease office space in Mexico City, which houses our Mexican marketing office.
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
In connection with the remaining claim of $45.4 million included in the amended proof of claim, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 is capital in nature. On January 10, 2014, PPC filed both a Motion for Reconsideration and a Motion for Full Tax Court review of both its Motion for Reconsideration and any order issued in response to such motion. On March 10, 2014, the Tax Court denied both the Motion for Reconsideration and the Motion for Full Tax Court review. On April 14, 2014, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the Fifth Circuit. The Company filed an opening brief with the Fifth Circuit on June 30, 2014. The IRS filed a response brief with the Fifth

Circuit on August 15, 2014. The Company then filed their reply brief with the Fifth Circuit on September 2, 2014. Oral argument before the Fifth Circuit occurred during the week beginning January 5, 2015.
We can provide no assurances as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us related to the above Tax Court case related to Gold Kist’s tax year ended June 26, 2004. If adversely determined, the outcome could have a material effect on the Company’s cash flow, operating results and financial position.
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
Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PPC.” High and low closing prices of the Company’s common stock for 2014 and 2013 are as follows:

	2014 Prices		2013 Prices
Quarter	High	Low	High	Low
First	$19.83	$15.46	$9.29	$7.24
Second	26.83	19.98	14.94	8.75
Third	32.27	27.36	18.58	14.69
Fourth	37.59	25.91	16.82	13.92
Holders
The Company estimates there were approximately 43,000 holders (including individual participants in security position listings) of the Company’s common stock as of February 11, 2015.
Dividends
The Company did not pay dividends in 2014 or 2013. On January 15, 2015, the Company announced that its Board of Directors had approved the declaration of a special cash dividend of $5.77 per share. The total amount of the special cash dividend payment will be approximately $1.5 billion based on the current number of shares outstanding. The special cash dividend is payable on February 17, 2015, to stockholders of record on January 30, 2015. For additional information, see “- Executive Summary - Recent Developments” and “Note 13. Stockholders’ Equity - Special Cash Dividend” of our Consolidated Financial Statements included in this annual report.
With the exception of the special cash dividend payable on February 17, 2015 to the holders of record on January 30, 2015, the Company has no current intention to pay any further dividends to its stockholders. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our board of directors in its discretion.
Issuer Purchases of Equity Securities in 2014
The Company did not repurchase any of its equity securities in 2014.
Total Return on Registrant’s Common Equity
The following graph compares the performance of the Company with that of the Russell 2000 composite index and a peer group of companies for the period from December 29, 2009 to December 28, 2014, with the investment weighted on market capitalization. The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for the Company, the Russell 2000 composite index and the peer group is based on the stock price or composite index at the beginning of the applicable period. Companies in the peer group index include Sanderson Farms Inc., Hormel Foods Corp. and Tyson Foods Inc.
The graph covers the period from December 29, 2009 to December 28, 2014, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

	12/29/09	06/30/10	12/26/10	06/30/11	12/25/11	06/30/12	12/30/12	06/30/13	12/29/13	06/30/14	12/28/14
PPC	$100.00	$70.73	$80.00	$58.24	$67.30	$80.34	$80.79	$167.87	$185.06	$307.42	$382.81
Russell 2000	100.00	96.85	126.08	133.08	121.13	130.31	136.86	161.86	193.49	200.12	205.10
Peer Group	100.00	118.44	134.03	155.61	159.62	157.17	163.24	210.49	257.08	290.06	304.69

Item 6. Selected Financial Data

(In thousands, except ratios and per share data)	2014	2013	2012	2011	2010
Operating Results Data:
Net sales	$8,583,365	$8,411,148	$8,121,382	$7,535,698	$6,881,629
Gross profit (loss)(a)	1,393,995	845,439	435,832	(141,537)	460,993
Operating income (loss)(a)	1,203,115	658,863	250,342	(373,591)	185,427
Interest expense, net	77,271	84,881	103,529	110,067	101,748
Loss on early extinguishment of debt	—	—	—	—	11,726
Reorganization items, net	—	—	—	—	18,541
Income (loss) before income taxes(a)	1,102,391	573,940	153,062	(487,126)	66,488
Income tax expense (benefit)(b)	390,953	24,227	(20,980)	8,564	(23,838)
Net income (loss)(a)	711,438	549,713	174,042	(495,690)	90,326
Net income (loss) attributable to noncontrolling interest	(210)	158	(192)	1,082	3,185
Net income (loss) attributable to Pilgrim's Pride Corporation(a)	711,648	549,555	174,234	(496,772)	87,141
Ratio of earnings to fixed charges(c)	12.96x	7.47x	2.34x	(d)	1.49x
Per Common Diluted Share Data:
Net income (loss) attributable to Pilgrim's Pride Corporation	$2.74	$2.12	$0.70	$(2.21)	$0.39
Adjusted net income (loss) attributable to Pilgrim's Pride Corporation(d)	2.96	2.14	0.68	(2.14)	0.42
Book value	8.46	5.75	3.50	2.59	5.01
Balance Sheet Summary:
Working capital	1,140,221	845,584	812,551	747,020	971,830
Total assets	3,119,063	3,172,402	2,913,869	2,879,545	3,218,898
Notes payable and current maturities of long-term debt	262	410,234	15,886	15,611	58,144
Long-term debt, less current maturities	3,980	501,999	1,148,870	1,408,001	1,281,160
Total stockholders’ equity	2,196,801	1,492,602	908,997	558,430	1,072,663
Cash Flow Summary:
Cash flows from operating activities	1,066,692	878,533	199,624	(128,991)	14,605
Depreciation and amortization(e)	155,824	150,523	147,414	209,061	231,045
Impairment of goodwill and other assets	—	4,004	2,770	22,895	26,484
Purchases of investment securities	(55,100)	(96,902)	(162)	(4,596)	(17,201)
Proceeds from sale or maturity of investment securities	152,050	—	688	15,852	68,100
Acquisitions of property, plant and equipment	(171,443)	(116,223)	(90,327)	(135,968)	(179,332)
Cash flows from financing activities	(905,595)	(250,214)	(111,029)	126,850	(29,480)
Other Data:
EBITDA(f)(g)	1,321,774	800,398	393,942	(174,801)	384,484
Adjusted EBITDA(f)(g)	1,352,249	810,316	397,773	(134,413)	482,118
Key Indicators (as a percent of net sales):
Gross profit (loss)(a)	16.2%	10.1%	5.4%	(1.9)%	6.7%
Selling, general and administrative expenses	2.2%	2.2%	2.2%	2.7%	3.0%
Operating income (loss)(a)	14.0%	7.8%	3.1%	(5.0)%	2.7%
Interest expense, net	0.9%	1.0%	1.3%	1.5%	1.5%
Net income (loss)(a)	8.3%	6.5%	2.1%	(6.6)%	1.3%

(a)	Gross profit, operating income and net income include the following nonrecurring recoveries, restructuring charges and other unusual items for each of the years presented:

	2014	2013	2012	2011	2010
	(In millions)
Effect on gross profit and operating income:
Operational restructuring charges	$—	$—	$—	$(2.0)	$(4.3)
Additional effect on operating income:
Administrative restructuring charges	(2.3)	(5.7)	(8.4)	(26.9)	(66.0)

(b)
Income tax expense in 2014 resulted primarily from expense recorded on our year-to-date income. Income tax expense in 2013 resulted primarily from expense recorded on our year-to-date income offset by a decrease in valuation allowance as a result of year-to-date earnings. Income tax benefit in 2012 resulted primarily from a decrease in valuation allowance and a decrease in reserves for unrecognized tax benefits. Income tax expense in 2011 resulted primarily from an increase in valuation allowance and an increase in reserves for unrecognized tax benefits. Income tax benefit in 2010 resulted primarily from the benefit on the deconsolidation for tax purposes of the Mexico operations and a decrease in valuation allowance. The deconsolidation for tax purposes of the Mexico operations was in response to changes in the Mexican tax laws that became effective January 1, 2010. The deconsolidation reduces the accrued taxes that had been previously recognized under the consolidated filing status as it eliminates recapturing certain taxes required under the new consolidation laws.

(c)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest. Earnings were inadequate to cover fixed charges by $490.6 million in 2011.

(d)
Adjusted net income (loss) attributable to Pilgrim's Pride Corporation per common diluted share is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with GAAP, to compare the performance of companies. Adjusted net income (loss) attributable to Pilgrim's Pride Corporation per common diluted share is not a measurement of financial performance under GAAP, has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. It does not reflect the impact of earnings or charges resulting from matters we consider to not be indicative of our ongoing operations.

A reconciliation of net income (loss) attributable to Pilgrim's Pride Corporation per common diluted share to adjusted net income (loss) attributable to Pilgrim's Pride Corporation per common diluted share is as follows:

	2014	2013	2012	2011	2010
	(In millions)
Net income (loss) attributable to Pilgrim's Pride Corporation	$711,648	$549,555	$174,234	$(496,772)	$87,141
Loss on early extinguishment of debt	29,475	—	—	3,628	8,098
Foreign currency transaction losses (gains)	27,979	4,415	(4,810)	12,601	212
Adjusted net income (loss) attributable to Pilgrim's Pride Corporation	769,102	553,970	169,424	(480,543)	95,451
Weighted average diluted shares of common stock outstanding	259,471	259,241	250,216	224,996	224,996
Adjusted net income (loss) attributable to Pilgrim's Pride Corporation per common diluted share	$2.96	$2.14	$0.68	$(2.14)	$0.42

(e)	Includes amortization of capitalized financing costs of approximately $13.7 million, $9.3 million, $10.1 million, $9.5 million and $14.8 million in 2014, 2013, 2012, 2011 and 2010, respectively.

(f)
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization . “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (i) income (loss) attributable to noncontrolling interests in the period from 2010 through 2014, (ii) restructuring charges in the period from 2010 through 2014, (iii) reorganization items in 2010, (iv) losses on early extinguishment of debt in 2010 and (v) foreign currency transaction losses (gains) in the period from 2010 through 2014. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Some of the limitations of these measures are:

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

(g)
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

    A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	2014	2013	2012	2011	2010
	(In thousands)
Net income (loss)	$711,438	$549,713	$174,042	$(495,690)	$90,326
Add:
Interest expense, net (a)	77,271	84,881	103,529	110,067	101,748
Income tax expense (benefit)	390,953	24,227	(20,980)	8,564	(23,838)
Depreciation and amortization (b)	155,824	150,884	147,414	211,780	231,045
Minus:
Amortization of capitalized financing costs(c)	13,712	9,307	10,063	9,522	14,797
EBITDA	1,321,774	800,398	393,942	(174,801)	384,484
Add:
Foreign currency transaction losses (gains)(d)	27,979	4,415	(4,810)	12,601	212
Restructuring charges(e)	2,286	5,661	8,449	28,869	70,340
Reorganization items, net (f)	—	—	—	—	18,541
Loss on early extinguishment of debt(g)	—	—	—	—	11,726
Minus:
Net income (loss) attributable to noncontrolling interest	(210)	158	(192)	1,082	3,185
Adjusted EBITDA	$1,352,249	$810,316	$397,773	$(134,413)	$482,118

(a)	Interest expense, net, consists of interest expense less interest income.

(b)	2013 and 2011 include $0.4 million and $2.7 million, respectively, of asset impairments not included in restructuring charges.

(c)	Amortization of capitalized financing costs is included in both interest expense, net and depreciation and amortization above.

(d)
The Company measures the financial statements of its Mexico subsidiaries as if the U.S. dollar were the functional currency. Accordingly, we remeasure assets and liabilities, other than non-monetary assets, of the Mexico subsidiaries at current exchange rates. We remeasure nonmonetary assets using the historical exchange rate in effect on the date of each asset's acquisition. Currency exchange gains or losses resulting from these remeasurements are included in the line item Foreign currency transaction losses (gains) in the Consolidated Statements of Income.

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
We are one of the largest chicken producers in the world, with operations in the U.S., Mexico and Puerto Rico. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. We offer a wide range of products to our customers through strong national and international distribution channels. Pilgrim's fresh chicken products consist of refrigerated (non-frozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated.
We market our balanced portfolio of fresh, prepared and value-added chicken products to a diverse set of over 5,000 customers across the U.S., Mexico and in approximately 95 other countries, with no single one accounting for more than 10% of total sales. We have become a valuable partner to our customers and a recognized industry leader by consistently providing high-quality products and services designed to meet their needs and enhance their business. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors such as Chick-fil-A® and Yum! Brands®, distributors such as US Foods and Sysco® and retail customers, including grocery store chains and wholesale clubs such as Kroger®, Wal-Mart®, Costco®, Publix® and Sam’s Club®.
As a vertically integrated company, we control every phase of the production process, which helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 3,750 growers, 28 feed mills, 36 hatcheries, 27 processing plants, five prepared foods cook plants, 14 distribution centers, eight rendering facilities and three pet food plants, we believe we are well positioned to supply the growing demand for our products.
We are one of the largest, and we believe one of the most efficient, producers and sellers of chicken in Mexico. Our presence in Mexico provides access to a market with growing demand and has enabled us to leverage our operational strengths within the region. The market for chicken products in Mexico is still developing with most sales attributed to fresh, commodity-oriented, market price-based business. We believe our Mexico business is well positioned to continue benefiting from these trends in the Mexican consumer market. Additionally, we are an important player in the live market, which accounted for approximately 33% of the industry’s chicken sales in Mexico in 2014.
Pilgrim's has approximately 35,000 employees and has the capacity to process more than 34.7 million birds per week for a total of more than 10.2 billion pounds of live chicken annually. In 2014, we produced 7.5 billion pounds of chicken products, generating approximately $8.6 billion in net revenues and approximately $711.6 million in net income attributable to Pilgrim’s.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2014) in this report applies to our fiscal year and not the calendar year.

Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $711.6 million, or $2.74 per diluted common share, for 2014. These operating results included gross profit of $1.4 billion. During 2014, we generated $1.1 billion of cash from operations.
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

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price

2014:
Fourth Quarter	$4.14	$3.21	$411.60	$304.60
Third Quarter	4.24	3.23	464.20	307.20
Second Quarter	5.16	4.39	506.00	448.40
First Quarter	4.92	4.12	470.50	416.50
2013:
Fourth Quarter	4.49	4.12	464.60	392.80
Third Quarter	7.17	4.49	535.30	396.00
Second Quarter	7.18	6.29	490.30	391.80
First Quarter	7.41	6.80	438.50	398.20
2012:
Fourth Quarter	8.46	6.88	518.00	393.00
Third Quarter	8.49	5.70	541.80	407.50
Second Quarter	6.77	5.51	437.50	374.30
First Quarter	6.79	5.93	374.50	299.00
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity's price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. We recognized $16.1 million, $25.1 million and $8.3 million in net gains related to changes in the fair value of derivative financial instruments during 2014, 2013 and 2012.
Although changes in the market price paid for feed ingredients impact cash outlays at the time we purchase the ingredients, such changes do not immediately impact cost of sales. The cost of feed ingredients is recognized in cost of sales, on a first in first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized. Thus, there is a lag between the time cash is paid for feed ingredients and the time the cost of such feed ingredients is reported in cost of goods sold.For example, corn delivered to a feed mill and paid for one week might be used to manufacture feed the following week.However,the chickens that eat that feed might not be processed and sold for another 42-63 days, and only at that time will the costs of the feed consumed by the chicken become included in cost of goods sold.
Commodities such as corn, soybean meal, sorghum, wheat and soybean oil are actively traded through various exchanges with future market prices quoted on a daily basis. These quoted market prices, although a good indicator of the commodity's base price, do not represent the final price for which we can purchase these commodities. There are several components in addition to the quoted market price, such as freight, storage and seller premiums, that are included in the final price that we pay for grain.Although changes in quoted market prices may be a good indicator of the commodity’s base price, the components mentioned above may have a significant impact on the total change in grain costs recognized from period to period. Prices related to these individual components of the total price of corn were especially high in late 2013 as we transitioned from a year of record low corn stocks, primarily caused by drought conditions, to a year with normal corn stocks. Prices related to these individual components of the total price of corn returned to normal levels in the first quarter of 2014. Prices related to these individual components of the total price of soybean meal remain near historically high levels due to low soybean stocks in the U.S.
Market prices for chicken products are currently at levels sufficient to offset the costs of feed ingredients. However, there can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment.
Recent Developments
MOFCOM Proceedings. During the first quarter of 2014, we participated in antidumping and countervailing duty proceedings initiated by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”). In these proceedings, MOFCOM re-examined whether US chicken producers, including us, were dumping certain chicken products into the People’s Republic of China (excluding the Special Administrative Region of Hong Kong), and whether US chicken producers, including us, were receiving countervailable subsidies in respect of those chicken products. Following review in World Trade Organization (“WTO”) dispute settlement proceedings, MOFCOM concluded their most recent proceedings in June 2014 and imposed antidumping and countervailing duties on the US chicken producers. The combined antidumping and countervailing duties imposed range from 50.6% to 78.0%. The rate imposed on us is 77.9%. Until these duties are modified or eliminated, the duty rates can be expected to deter Chinese importers from purchases of US-origin chicken products, including our chicken products, and can be expected to diminish the volume of such purchases. The basis for imposing the duties may be challenged by the U.S. in further WTO dispute settlement proceedings. The assessment of these duty rates on our sales to Chinese importers has not had a material impact on our operating results.
Tyson Mexico Acquisition. On July 28, 2014, the Company entered into a definitive agreement to purchase Provemex Holdings LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for approximately $400.0 million,which is subject to adjustment for closing date working capital. The transaction is expected to be completed during the the first quarter of 2015, subject to customary closing conditions, including regulatory approvals. We expect to fund the purchase price from available cash balances and bank credit. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. It has a production capacity of 3 million birds per week in its three plants and employs more than 5,400 in its plants, offices and seven distribution centers. The acquisition further strengthens our strategic position in the Mexico chicken market. Once the acquisition is completed, we expect to maintain the operations working to capacity with the existing workforce, maintaining labor contracts in place. The financial information included into this annual report does not give pro forma effect to the Tyson Mexico acquisition unless specifically identified.
Amended and Restated U.S. Credit Facility. On February 11, 2015, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch (“Rabobank”), as administrative agent, and the other lenders party thereto. The U.S. Credit Facility amends and restates the Company’s existing credit agreement dated August 7, 2013 with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of at least $700 million and a term loan commitment of up to $1.0 billion (the “Term Loan”). The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase. For additional information regarding the U.S. Credit Facility, see “ - Liquidity and Capital Resources - Debt Obligations - U.S. Credit Facility.”
Special Cash Dividend. On January 14, 2015, we declared a special cash dividend of $5.77 per share with a total payment amount of approximately $1.5 billion based on the number of shares outstanding. The special cash dividend is payable on February 17, 2015, to stockholders of record as of January 30, 2015. We anticipate that proceeds from certain borrowings under the U.S. Credit Facility, along with cash on hand, will be used to pay the special cash dividend to our stockholders on February 17, 2015. For additional information, see “Note 13. Stockholders' Equity - Special Cash Dividend” of our Consolidated Financial Statements included in this annual report.

Business Segment and Geographic Reporting
We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale in the U.S., Puerto Rico and Mexico. We conduct separate operations in the U.S., Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico within our U.S. operations. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For additional information, see “Note 18. Business Segment and Geographic Reporting” of our Consolidated Financial Statements included in this annual report.

Results of Operations
2014 Compared to 2013
Net sales. Net sales for 2014 increased $172.2 million, or 2.0%, from 2013. The following table provides additional information regarding net sales:

		Change from 2013
Source of net sales	2014	Amount	Percent
	(In thousands, except percent data)
United States	$7,647,036	$146,824	2.0%	(a)
Mexico	936,329	25,393	2.8%	(b)
Total net sales	$8,583,365	$172,217	2.0%

(a)
U.S. sales generated in 2014 increased $146.8 million, or 2.0%, from U.S. sales generated in 2013, primarily because of an increase in the net revenue per pound sold that was partially offset by a decrease in pounds sold. Increased net revenue per pound sold, which resulted primarily from an increase in market prices due to continued healthy demand for chicken products in combination with constrained supply, contributed $217.8 million, or 2.9 percentage points, to the revenue increase. A decrease in pounds sold partially offset the increase in revenue per pound sold by $70.8 million, or 0.9 percentage points. Included in U.S. sales generated during 2014 and 2013 were sales to JBS USA, LLC totaling $39.7 million and $61.9 million, respectively.

(b)
Mexico sales generated in 2014 increased $25.4 million, or 2.8%, from Mexico sales generated in 2013, primarily because of an increase in the net revenue per pound sold and an increase in sales volume partially offset by the impact of foreign currency translation. The increase in net revenue per pound contributed $42.4 million, or 4.7%, to the increase in sales. The increase in volume contributed $24.2 million, or 2.7 percentage points, to the increase in sales, partially offset by the unfavorable impact of foreign currency translation contributed $41.2 million, or 4.4 percentage points, to the revenue decrease.

Gross profit. Gross profit increased by $548.6 million, or 64.9%, from $845.7 million generated in 2013 to $1.4 billion generated in 2014. The following tables provide gross profit information:

		Change from 2013		Percent of Net Sales
Components of gross profit	2014	Amount	Percent	2014	2013
	(In thousands, except percent data)
Net sales	$8,583,365	$172,217	2.0%	100.0%	100.0%
Cost of sales	7,189,370	(376,339)	(5.0)%	83.8%	89.9%	(a)(b)
Gross profit	$1,393,995	$548,556	64.9%	16.2%	10.1%

Sources of gross profit	2014	Change from 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$1,202,802	$485,818	67.8%
Mexico	191,193	62,738	48.8%
Elimination	—	—	—%
Total gross profit	$1,393,995	$548,556	64.9%

Sources of cost of sales	2014	Change from 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$6,444,234	$(338,994)	(5.0)%	(a)
Mexico	745,136	(37,345)	(4.8)%	(b)
Elimination	—	—	—%
Total cost of sales	$7,189,370	$376,339	(5.0)%

(a)
Cost of sales incurred by our U.S. operations in 2014 decreased $339.0 million, or 5.0%, from cost of sales incurred by our U.S. operations in 2013. Cost of sales decreased primarily because of a $464.7 million decrease in feed ingredients costs, a $23.6 million decrease in wages and benefits, a $17.2 million decrease in co-pack labor, a $15.4 million decrease in freight and storage and a $5.1 million decrease in repairs and maintenance. Decreases to cost of sales were partially offset by a decrease in derivative gains from $23.4 million in 2013 to $16.0 million in 2014, a $6.2 million increase in utilities costs, a $5.8 million increase in contract labor costs and a $2.6 million increase in lease costs. Other factors affecting U.S. cost of sales were immaterial.

(b)
Cost of sales incurred by the Mexico operations during 2014 decreased $37.3 million, or 4.8%, from cost of sales incurred by the Mexico operations during 2013. Cost of sales decreased primarily because of lower feed ingredients costs partially offset by the impact of foreign currency translation. The impact of lower feed ingredients costs contributed $41.6 million, or 6.8 percentage points, to the decrease in costs of sales. The impact of foreign currency translation contributed $31.9 million, or 4.1 percentage points, to the decrease in cost of sales. Cost of sales also decreased because of a $1.7 million decrease in wages and benefits offset by an increase of $4.1 million in freight and storage costs, a $2.4 million increase in contract labor costs, a $2.4 million increase in utilities costs, a $2.2 million increase in grower costs and a decrease in derivative gains from $1.8 million in 2013 to $0.2 million in 2014. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased $544.3 million, or 82.6%, from $658.8 million generated for 2013 to $1.2 billion generated for 2014. The following tables provide operating income information:

		Change from 2013		Percent of Net Sales
Components of operating income	2014	Amount	Percent	2014	2013
	(In thousands, except percent data)
Gross profit	$1,393,995	$548,556	64.9%	16.2%	10.1%
SG&A expenses	188,594	7,679	4.2%	2.2%	2.2%	(a)(b)
Administrative restructuring charges	2,286	(3,375)	(59.6)%	—%	0.1%	(c)
Operating income	$1,203,115	$544,252	82.6%	14.0%	7.8%

		Change from 2013
Source of operating income	2014	Amount	Percent
	(In thousands, except percent data)
United States	$1,031,120	$480,025	87.1%
Mexico	171,995	64,227	59.6%
Elimination	—	—	—%
Total operating income	$1,203,115	$544,252	82.6%

Sources of SG&A expenses	2014	Change from 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$169,396	$9,168	5.7%	(a)
Mexico	19,198	(1,489)	(7.2)%	(b)
Total SG&A expense	$188,594	$7,679	4.2%

Sources of administrative restructuring charges	2014	Change from 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$2,286	$(3,375)	(59.6)%	(c)
Total administrative restructuring charges	$2,286	$(3,375)	(59.6)%

(a)
SG&A expense incurred by the U.S. operations during 2014 increased $9.2 million, or 5.7%, from SG&A expense incurred by the U.S. operations during 2013 primarily because of an $8.2 million increase in employee wages and benefits, a $6.2 million increase in management fees charged for administrative functions shared with JBS USA, LLC and a $1.6 million increase in legal services expenses that were partially offset by a $2.2 million gain on asset disposals, a $1.4 million decrease in outside services expenses, a $1.4 million decrease in depreciation expenses, recognition of a $1.1 million bad debt recovery, a $1.0 million decrease in brokerage expenses and a $1.0 million decrease in contract labor expenses. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during 2014 decreased $1.5 million, or 7.2%, from SG&A expense incurred by the Mexico operations during 2013 primarily because of a $2.7 million decrease in contract labor expenses, a $2.0 million decrease in government fees and a $1.1 million decrease in management fees charged by the U.S. operations that were partially offset by a $2.8 million increase in employee wages and benefits, a $0.6 million loss recognized on asset disposals, a $0.4 million increase in marketing expenses and a $0.4 million increase in legal services expenses. Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred during 2014 decreased $3.4 million, or 59.6%, from administrative restructuring charges incurred during 2013. During 2014, we incurred administrative restructuring charges composed of (i) live operations rationalization costs of $0.9 million, (ii) employee-related costs of $0.6 million, (iii) other exit or disposal costs of $0.4 million and (iv) inventory valuation costs of $0.3 million.

Interest expense. Consolidated interest expense decreased 5.6% to $82.1 million in 2014 from $87.0 million in 2013 primarily because of decreased average borrowings of $526.7 million in 2014 compared to $990.5 million in 2013 and a decrease in the weighted average interest rate to 6.45% in 2014 from 7.10% in 2013. As a percent of net sales, interest expense in 2014 and 2013 was 0.96% and 1.03%.

Income taxes. Our consolidated income tax expense in 2014 was $390.9 million, compared to income tax expense of $24.2 million in 2013. The income tax expense in 2014 resulted primarily from an increase in income partially offset by decreases in valuation allowance and reserves for unrecognized tax benefits during 2013. We expect a future effective tax rate that is comparative to 2014.
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

    Gross profit. Gross profit increased by $409.6 million, or 94.0%, from $435.8 million generated in 2012 to $845.4 million generated in 2013. The following tables provide gross profit information:

		Change from 2012		Percent of Net Sales
Components of gross profit	2013	Amount	Percent	2013	2012
	(In thousands, except percent data)
Net sales	$8,411,148	$289,766	3.6%	100.0%	100.0%
Cost of sales	7,565,709	(119,841)	(1.6)%	89.9%	94.6%	(a) (b)
Gross profit	$845,439	$409,607	94.0%	10.1%	5.4%

Sources of gross profit	2013	Change from 2012
		Amount	Percent
	(In thousands, except percent data)
United States	$717,864	$385,253	115.8%
Mexico	128,455	25,234	24.4%
Elimination	(880)	(880)	—%
Total gross profit	$845,439	$409,607	94.0%

Sources of cost of sales	2013	Change from 2012
		Amount	Percent
	(In thousands, except percent data)
United States	$6,782,348	$(134,526)	(1.9)%	(a)
Mexico	782,481	13,805	1.8%	(b)
Elimination	880	880	—%
Total cost of sales	$7,565,709	$(119,841)	(1.6)%

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

Operating income. Operating income increased $408.5 million, or 163.2%, from $250.3 million generated for 2012 to $658.9 million generated for 2013. The following tables provide operating income information:

		Change from 2012		Percent of Net Sales
Components of operating income	2013	Amount	Percent	2013	2012
	(In thousands, except percent data)
Gross profit	$845,439	$409,607	94.0%	10.1%	5.4%
SG&A expenses	180,915	3,874	2.2%	2.2%	2.2%	(a)(b)
Administrative restructuring charges	5,661	(2,788)	(33.0)%	0.1%	0.1%	(c)
Operating income	$658,863	$408,521	(163.2)%	7.8%	3.1%

		Change from 2012
Source of operating income	2013	Amount	Percent
	(In thousands, except percent data)
United States	$551,975	$387,225	(235.0)%
Mexico	107,768	22,176	(25.9)%
Elimination	(880)	(880)	(100.0)%
Total operating income	$658,863	$408,521	(163.2)%

Sources of SG&A expenses	2013	Change from 2012
		Amount	Percent
	(In thousands, except percent data)
United States	$160,228	$816	0.5%	(a)
Mexico	20,687	3,058	17.3%	(b)
Total SG&A expense	$180,915	$3,874	2.2%

Sources of administrative restructuring charges	2013	Change from 2012
		Amount	Percent
	(In thousands, except percent data)
United States	$5,661	$(2,788)	(33.0)%	(c)
Total administrative restructuring charges	$5,661	$(2,788)	(33.0)%

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
Income taxes. Our consolidated income tax expense in 2013 was $24.2 million, compared to income tax benefit of $21.0 million in 2012. The income tax expense in 2013 resulted primarily from an increase in income and a decrease in the valuation allowance. The net change in the total valuation allowance for 2013 was a decrease of $178.0 million, resulting primarily from the utilization of almost all of our domestic net operating losses.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of December 28, 2014, after giving effect to the payment of our approximately $1.5 billion special cash dividend to our stockholders, consummation of our acquisition of Tyson Mexico and the entry into our U.S. Credit Facility:

Source of Liquidity(a)	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$10.0	(b)
Debt facilities:
U.S. Credit Facility	1,700.0	1,358.8	341.2	(c)
Mexico Credit Facility (defined below)	38.1	—	38.1	(d)

(a)
We believe that the assumptions used provide a reasonable basis on which to present our available sources of liquidity as of December 28, 2014 after giving effect to the payment of the special cash dividend, the consummation of our acquisition of Tyson Mexico and the entry into our U.S. Credit Facility. The resulting presentation does not purport to be indicative of the available sources of liquidity that would actually have resulted if payment of the special cash dividend, consummation of our acquisition of Tyson Mexico and the related borrowings necessary to fund the special cash dividend and our acquisition of Tyson Mexico had been completed as of such date or that may result in the future. This presentation should be viewed in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in this annual report.

(b)
We have assumed that $566.1 million of our cash and cash equivalents on hand at December 28, 2014 will be used to (i) fund a portion of the special cash dividend, (ii) fund a portion of our acquisition of Tyson Mexico and (iii) pay financing fees on our credit facilities.

(c)
Actual borrowings by us under the revolving loan commitment of the U.S. Credit Facility will be subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. Had the borrowing base under the U.S. Credit Facility been in effect on December 28, 2014, it would have totaled $700.0 million. Availability under the revolving loan commitment of the U.S. Credit Facility will also be reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at December 28, 2014 totaled $20.1 million. We have also assumed that proceeds of $1.33 billion from borrowings under the U.S. Credit Facility will be used to (i) fund a portion of the special cash dividend and (ii) fund a portion of our acquisition of Tyson Mexico.

(d)
The loan commitment under the Mexico Credit Facility is $560.0 million Mexican pesos. As of December 28, 2014, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $38.1 million.

Debt Obligations
Senior and Subordinated Notes. On December 15, 2014, we redeemed all of our outstanding $500,000,000 principal amount of 7.875% senior notes due 2018 (the “2018 Notes”) for a redemption price of 103.9375% of the principal amount, plus accrued and unpaid interest to the redemption date. As a result, at December 28, 2014, no 2018 Notes remained outstanding. Additionally, we have an aggregate principal balance of $3.6 million of 7 5/8% senior unsecured notes and 8 3/8% senior subordinated unsecured notes outstanding at December 28, 2014.
JBS Subordinated Loan Agreement. On June 23, 2011, we entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, we agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of our company or its subsidiaries. JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving us in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, we agreed to reimburse JBS USA for the letter of credit cost we would otherwise incur under our U.S. Credit Facility (as defined below). The total amount we paid in 2014, 2013 and 2012 to reimburse JBS USA was $1.3 million, $2.2 million and $2.2 million, respectively. As of December 28, 2014, we have accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on our behalf. There remains no other commitment to make advances by JBS USA under the Subordinated Loan Agreement.
U.S. Credit Facility. We and certain of our subsidiaries entered into the U.S. Credit Facility with Rabobank, as administrative agent, and the other lenders party thereto on February 11, 2015. The U.S. Credit Facility provides for a $700.0 million revolving loan commitment and a term loan commitment of up to $1.0 billion (the “Term Loan”). The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. Beginning on April 2, 2015, the Term Loan will be payable in quarterly installments equal to 1.25% of the principal outstanding as of closing, with all remaining principal and interest due at maturity on February 10, 2020. Covenants in the U.S. Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility.

The U.S. Credit Facility includes a $75 million sub-limit for swingline loans and a $125 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loan bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through March 29, 2015 and, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% thereafter and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through March 29, 2015 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by us under the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by our company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement.
The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. The U.S. Credit Facility requires us to comply with a minimum level of tangible net worth covenant. We are currently in compliance with this financial covenant. The U.S. Credit Facility also provides that we may not incur capital expenditures in excess of $500.0 million in any fiscal year.
All obligations under the U.S. Credit Facility are unconditionally guaranteed by certain of our subsidiaries and are secured by a first priority lien on (i) the accounts receivable and inventories of our company and its non-Mexico subsidiaries, (ii) 100% of the equity interests in our domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution Ltd., and 65% of the equity interests in our direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the borrowers and guarantors under the U.S. Credit Facility and (iv) substantially all of the real estate and fixed assets of our company and the guarantors under the U.S. Credit Facility.
Mexico Credit Facility. On July 23, 2014, Avícola and certain other Mexico subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Multiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is $560.0 million Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the TIIE rate plus 1.05%. The Mexico Credit Facility will mature on July 23, 2017. As of December 28, 2014, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $38.1 million. There are currently no outstanding borrowings under the Mexico Credit Facility. The Mexico Credit facility replaced our amended and restated credit agreement with ING Bank (México), S.A. Institucíon de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent, which was terminated on July 23, 2014.
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
Capital Expenditures
We anticipate spending between $165.0 million and $185.0 million on the acquisition of property, plant and equipment in 2015. Capital expenditures will primarily be incurred to improve efficiencies and reduce costs. We expect to fund these capital expenditures with cash flow from operations and proceeds from the revolving lines of credit under our various debt facilities.

Indefinite Reinvestment of Mexico Subsidiaries' Undistributed Earnings
We have determined that the undistributed earnings of our Mexico subsidiaries will be indefinitely reinvested and not distributed to the U.S. The undistributed earnings of our Mexico subsidiaries totaled $435.7 million at December 28, 2014.
Contractual Obligations
In addition to our debt commitments at December 28, 2014, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 28, 2014, under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations(a)(b)	Total	2015	Years 2016-2017	Years 2018-2019	After 2020
	(In thousands)
Long-term debt(c)	$3,633	$116	$3,517	$—	$—
Interest(d)	768	307	461	—	—
Capital leases	749	194	245	219	91
Operating leases	59,311	16,893	25,232	14,072	3,114
Derivative liabilities	22,683	22,683	—	—	—
Purchase obligations(e)	498,700	493,300	5,400	—	—
Total	$585,844	$533,493	$34,855	$14,291	$3,205

(a)
The total amount of our unrecognized tax benefits at December 28, 2014 was $17.4 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows. The table above does not include estimated funding of our unfunded pension and other postretirement benefits obligations totaling approximately $78.5 million at December 28, 2014 as discussed in “Note 12. Pension and Other Postretirement Benefits” to the Consolidated Financial Statements.

(b)
As discussed in “- Executive Summary - Recent Developments”, we declared a special cash dividend of $1.5 billion on January 15, 2015. The table above does not reflect payment of the dividend or the related financing as such transactions will occur in 2015.

(c)	Long-term debt excludes $20.1 million in letters of credit outstanding related to normal business transactions.

(d)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of December 28, 2014.

(e)
Includes (i) agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction and (ii) our obligation to purchase Tyson Mexico for approximately $400.0 million.

During the first quarter of 2015, we anticipate we will incur additional secured indebtedness of approximately $1.12 billion under our U.S. Credit Facility in order to partially finance the $1.5 billion special cash dividend to our stockholders and our pending acquisition of Tyson Mexico. Following the completion of those transactions, we anticipate we will have the ability to borrow approximately $595.0 million under our credit agreements. For additional information, see “- Executive Summary - Recent Developments” and “Note 13. Stockholders’ Equity - Special Cash Dividend” of our Consolidated Financial Statements included in this annual report.
Historical Flow of Funds
Fiscal Year 2014
Cash provided by operating activities was $1.1 billion and $878.5 million in 2014 and 2013, respectively. The increase in cash flows provided by operating activities was primarily from net income of $711.4 million for 2014 as compared to net income of $549.7 million for 2013 and changes in working capital (excluding the impacts as a result of changes in foreign currency exchange rates).
Our net working capital position, which we define as current assets less current liabilities, increased $294.6 million to a surplus of $1.1 billion and a current ratio of 2.53 at December 28, 2014 compared to a surplus of $845.6 million and a current ratio of 1.78 at December 29, 2013. The increase in working capital was caused by the generation of cash from operations.
Trade accounts and other receivables, including accounts receivable from JBS USA, increased $5.1 million, or 1.3%, to $384.1 million at December 28, 2014 from $379.1 million at December 29, 2013.

Inventories decreased $18.5 million, or 2.3%, to $790.3 million at December 28, 2014 from $808.8 million at December 29, 2013. The change in inventories was primarily due to decreased costs for feed grains and their impact on the value of our live chicken inventories.
Prepaid expenses and other current assets increased $33.6 million, or 54.3%, to $95.4 million at December 28, 2014 from $61.8 million at December 29, 2013. This change resulted primarily from a $27.9 million increase in open derivative positions and margin cash on deposit with our derivatives traders.
Accounts payable and accrued expenses, including accounts payable to JBS USA, increased $58.6 million, or 8.9%, to $716.2 million at December 28, 2014 from $657.6 million at December 29, 2013. This change resulted primarily from the timing of payments disbursed to vendors around December 28, 2014.
Cash used in investing activities was $63.4 million and $181.8 million in 2014 and 2013, respectively. We incurred capital expenditures of $171.4 million and $116.2 million for 2014 and 2013, respectively. In both 2014 and 2013, capital expenditures were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2014 could not exceed $350 million under the terms of our U.S. credit facility. Cash proceeds generated from property disposals in 2014 and 2013 totaled $11.1 million and $31.3 million, respectively. Cash was used to purchase investment securities totaling $55.1 million and $96.9 million in 2014 and 2013, respectively. Cash proceeds generated in 2014 from the sale or maturity of investment securities totaled $152.0 million.
Cash used in financing activities was $905.6 million and $250.2 million in 2014 and 2013, respectively. Cash proceeds in 2013 from long-term debt totaled $505.6 million. Cash was used to repay long-term debt totaling $910.2 million and $758.6 million in 2014 and 2013, respectively. Cash proceeds in 2014 and 2013 resulting from tax benefits related to share-based compensation totaled $0.5 million and $7.7 million, respectively. Cash proceeds in 2014 from an equity contribution under a tax sharing agreement between JBS USA and our company totaled $3.8 million. Cash proceeds in 2014 from the sale of subsidiary common stock totaled $0.3 million. Additionally, cash was used to pay capitalized loan costs totaling $5.0 million in 2013.
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
Inventory. Live chicken inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (average) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished chicken products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain byproduct parts. This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. Generally, we perform an evaluation of whether any lower of cost or market adjustments are required at the country level based on a number of factors, including: (i) pools of related inventory, (ii) product continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.
Property, Plant and Equipment. We record impairment charges on long-lived assets held for use when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount by which the net book value of the assets exceeds their fair market value. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) future cash flows estimated to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values, (ii) estimated fair market value of the assets, and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities. Given the interdependency of our individual facilities during the production process, which operate as a vertically integrated network, we evaluate impairment of assets held for use at the country level (i.e., the U.S. and Mexico). Management believes this is the lowest level of identifiable cash flows for our assets that are held for use in production activities. At the present time, our forecasts indicate that we can recover the carrying value of our assets held for use based on the projected undiscounted cash flows of the operations.

We record impairment charges on long-lived assets held for sale when the carrying amount of those assets exceeds their fair value less appropriate selling costs. Fair value is based on amounts documented in sales contracts or letters of intent accepted by us, amounts included in counteroffers initiated by us, or, in the absence of current contract negotiations, amounts determined using a sales comparison approach for real property and amounts determined using a cost approach for personal property. Under the sales comparison approach, sales and asking prices of reasonably comparable properties are considered to develop a range of unit prices within which the current real estate market is operating. Under the cost approach, a current cost to replace the asset new is calculated and then the estimated replacement cost is reduced to reflect the applicable decline in value resulting from physical deterioration, functional obsolescence and economic obsolescence. Appropriate selling costs includes reasonable broker's commissions, costs to produce title documents, filing fees, legal expenses and the like. We estimate appropriate closing costs as 4% to 6% of asset fair value. This range of rates is considered reasonable for our assets held for sale based on historical experience. We recognized impairment charges related to assets held for sale of $4.0 million and $2.8 million during 2013 and 2012, respectively.
Litigation and Contingent Liabilities. We are subject to lawsuits, investigations and other claims related to employment, environmental, product, and other matters. We are required to assess the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses, to these matters. We estimate the amount of reserves required for these contingencies when losses are determined to be probable and after considerable analysis of each individual issue. We expense legal costs related to such loss contingencies as they are incurred. With respect to our environmental remediation obligations, the accrual for environmental remediation liabilities is measured on an undiscounted basis. These reserves may change in the future due to changes in our assumptions, the effectiveness of strategies, or other factors beyond our control.
Accrued Self Insurance. Insurance expense for casualty claims and employee-related health care benefits are estimated using historical and current experience and actuarial estimates. Stop-loss coverage is maintained with third-party insurers to limit our total exposure. Certain categories of claim liabilities are actuarially determined. The assumption used to arrive at periodic expenses is reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.
Income Taxes. Starting in 2011, we follow provisions under ASC 740-10-30-27 in the Expenses-Income Taxes topic with regard to members of a group that file a consolidated tax return but issue separate financial statements. We file our own U.S. federal tax return, but we are included in certain state consolidated returns with JBS USA. The income tax expense of our company is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date. We recognize potential interest and penalties related to income tax positions as a part of the income tax provision.
Realizability of Deferred Tax Assets. We review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, potential for carry back of tax losses, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances have been established primarily for net operating loss carry forwards. See “Note 11. Income Taxes” to the Consolidated Financial Statements.
Indefinite Reinvestment in Foreign Subsidiaries. We deem our earnings from Mexico as of December 28, 2014 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided. For activity after 2008, we did not permanently reinvest our earnings in Puerto Rico. Therefore, net earnings generated in Puerto Rico have U.S. taxes provided as if the earnings were distributed.
Accounting for Uncertainty in Income Taxes. We follow provisions under ASC 740-10-25 that provide a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See “Note 11. Income Taxes” to the Consolidated Financial Statements in this annual report.

Pension and Other Postretirement Benefits. Our pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over either (i) the estimated average future service period of active plan participants if the plan is active or (ii) the estimated average future life expectancy of all plan participants if the plan is frozen.
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
Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of December 28, 2014. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during 2014, such a change would have resulted in a change to cost of sales of approximately $287.4 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredients inventories at December 28, 2014 would be $10.0 million, excluding any potential impact on the production costs of our chicken inventories.
We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% increase in corn, soybean meal, and natural gas prices on December 28, 2014 would have resulted in an increase of approximately $1.3 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates. At December 28, 2014, we had outstanding fixed-rate debt of $4.2 million and no outstanding variable-rate debt. At December 28, 2014, market risk related to our debt instruments was immaterial. For additional information, see “- Executive Summary - Recent Developments”.
Foreign Currency. Our earnings are also affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. We currently anticipate that the future cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $28.0 million in 2014, a loss of $4.4 million in 2013 and a gain of $4.9 million in 2012. The average exchange rates for 2014, 2013 and 2012 were 13.30 Mexican pesos to 1 U.S. dollar, 12.75 Mexican pesos to 1 U.S. dollar and 13.16 Mexican pesos to 1 U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
We or our Mexico subsidiaries sometimes purchase foreign currency derivative financial instruments, specifically exchange-traded forward contracts, in an attempt to mitigate foreign currency transaction exposure on U.S. dollar-denominated purchases. As of December 28, 2014, we held foreign currency derivative instruments with a fair value of $2.6 million. Our Mexico subsidiaries held no foreign currency derivative instruments at December 28, 2014.

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
We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation as of December 28, 2014 and December 29, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the fifty-two weeks ended December 28, 2014 and December 29, 2013 and the fifty-three weeks ended December 30, 2012. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedule II, Valuation and Qualifying Accounts, as of and for the fifty-two weeks ended December 28, 2014 and December 29, 2013 and the fifty-three weeks ended December 30, 2012. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pilgrim’s Pride Corporation as of December 28, 2014 and December 29, 2013, and the results of its operations and its cash flows for the fifty-two weeks ended December 28, 2014 and December 29, 2013 and the fifty-three weeks ended December 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pilgrim’s Pride Corporation’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Denver, Colorado
February 11, 2015

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 28, 2014	December 29, 2013
	(In thousands, except share and par value data)
Cash and cash equivalents	$576,143	$508,206
Investment in available-for-sale securities	—	96,902
Trade accounts and other receivables, less allowance for doubtful accounts	378,890	376,678
Accounts receivable from related parties	5,250	2,388
Inventories	790,305	808,832
Income taxes receivable	10,288	64,868
Current deferred tax assets	27,345	2,227
Prepaid expenses and other current assets	95,439	61,848
Assets held for sale	1,419	7,033
Total current assets	1,885,079	1,928,982
Deferred tax assets	—	18,921
Other long-lived assets	24,406	40,163
Identified intangible assets, net	26,783	32,525
Property, plant and equipment, net	1,182,795	1,151,811
Total assets	$3,119,063	$3,172,402

Accounts payable	$399,486	$370,360
Accounts payable to related parties	4,862	3,934
Accrued expenses	311,879	283,355
Income taxes payable	3,068	—
Current deferred tax liabilities	25,301	15,515
Current maturities of long-term debt	262	410,234
Total current liabilities	744,858	1,083,398
Long-term debt, less current maturities	3,980	501,999
Deferred tax liabilities	76,216	13,944
Other long-term liabilities	97,208	80,459
Total liabilities	922,262	1,679,800

Commitments and contingencies

Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized; 259,029,033 shares issued and outstanding at year-end 2014 and 2013	2,590	2,590
Additional paid-in capital	1,662,354	1,653,119
Retained earnings (accumulated deficit)	591,492	(120,156)
Accumulated other comprehensive loss	(62,541)	(45,735)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,193,895	1,489,818
Noncontrolling interest	2,906	2,784
Total stockholders’ equity	2,196,801	1,492,602
Total liabilities and stockholders' equity	$3,119,063	$3,172,402

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fifty-Two Weeks Ended December 28, 2014	Fifty-Two Weeks Ended December 29, 2013	Fifty-Three Weeks Ended December 30, 2012
	(In thousands, except per share data)
Net sales	$8,583,365	$8,411,148	$8,121,382
Cost of sales	7,189,370	7,565,709	7,685,550
Gross profit	1,393,995	845,439	435,832
Selling, general and administrative expense	188,594	180,915	177,041
Administrative restructuring charges	2,286	5,661	8,449
Operating income	1,203,115	658,863	250,342
Interest expense, net of capitalized interest	82,097	87,006	104,926
Interest income	(4,826)	(2,125)	(1,397)
Foreign currency transaction losses (gains)	27,979	4,415	(4,810)
Miscellaneous, net	(4,526)	(4,373)	(1,439)
Income before income taxes	1,102,391	573,940	153,062
Income tax expense (benefit)	390,953	24,227	(20,980)
Net income	711,438	549,713	174,042
Less: Net income (loss) attributable to noncontrolling interest	(210)	158	(192)
Net income attributable to Pilgrim’s Pride Corporation	$711,648	$549,555	$174,234

Weighted average shares of common stock outstanding:
Basic	258,974	258,826	250,101
Effect of dilutive common stock equivalents	497	415	115
Diluted	259,471	259,241	250,216

Net income attributable to Pilgrim's Pride Corporation per share of common stock outstanding:
Basic	$2.75	$2.12	$0.70
Diluted	$2.74	$2.12	$0.70
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fifty-Two Weeks Ended December 28, 2014	Fifty-Two Weeks Ended December 29, 2013	Fifty-Three Weeks Ended December 30, 2012

	(In thousands)
Net income	$711,438	$549,713	$174,042
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $19, $0 and $0, respectively	(31)	62	(12)
Gain (loss) associated with pension and other postretirement benefits, net of tax of $(10,173), $13,774 and $0, respectively	(16,775)	22,714	(22,429)
Total other comprehensive income (loss)	(16,806)	22,776	(22,441)
Comprehensive income	694,632	572,489	151,601
Less: Comprehensive income (loss) attributable to noncontrolling interests	(210)	158	(192)
Comprehensive income attributable to Pilgrim's Pride Corporation	$694,842	$572,331	$151,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Pilgrim's Pride Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
	(In thousands)
Balance at December 29, 2011	214,282	$2,143	$1,443,484	$(843,945)	$(46,070)	$2,818	$558,430
Comprehensive income:
Net income (loss)	—	—	—	174,234	—	(192)	174,042
Other comprehensive loss, net of tax:
Net unrealized holding losses on available- for-sale securities, net of tax of $0	—	—	—	—	(12)	—	(12)
Loss associated with pension and other postretirement benefits, net of tax of $0	—	—	—	—	(22,429)	—	(22,429)
Common stock issued	44,444	444	197,837	—	—	—	198,281
Share-based compensation plans:
Common stock issued under compensation plans	273	3	—	—	—	—	3
Requisite service period recognition	—	—	682	—	—	—	682
Balance at December 30, 2012	258,999	2,590	1,642,003	(669,711)	(68,511)	2,626	908,997
Comprehensive income:
Net income	—	—	—	549,555	—	158	549,713
Other comprehensive income, net of tax:
Net unrealized holding gains on available- for-sale securities, net of tax of $0	—	—	—	—	62	—	62
Gain associated with pension and other postretirement benefits, net of tax of $13,774	—	—	—	—	22,714	—	22,714
Share-based compensation plans:
Common stock issued under compensation plans	30	—	—	—	—	—	—
Requisite service period recognition	—	—	3,345	—	—	—	3,345
Tax benefit related to share-based compensation	—	—	7,771	—	—	—	7,771
Balance at December 29, 2013	259,029	2,590	1,653,119	(120,156)	(45,735)	2,784	1,492,602
Comprehensive income:
Net income	—	—	—	711,648	—	(210)	711,438
Other comprehensive loss, net of tax:
Net unrealized holding losses on available- for-sale securities, net of tax of $19	—	—	—	—	(31)	—	(31)
Loss associated with pension and other postretirement benefits, net of tax of $(10,173)	—	—	—	—	(16,775)	—	(16,775)
Issuance of subsidiary common stock	—	—	—	—	—	332	332
Equity contribution under Tax Sharing Agreement between JBS USA Holdings Inc. and Pilgrim's Pride Corporation	—	—	3,849	—	—	—	3,849
Share-based compensation plans:
Requisite service period recognition	—	—	4,928	—	—	—	4,928
Tax benefit related to share-based compensation	—	—	458	—	—	—	458
Balance at December 28, 2014	259,029	$2,590	$1,662,354	$591,492	$(62,541)	$2,906	$2,196,801
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended December 28, 2014	Fifty-Two Weeks Ended December 29, 2013	Fifty-Three Weeks Ended December 30, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$711,438	$549,713	$174,042
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	155,824	150,523	147,414
Asset impairment	—	4,004	2,770
Foreign currency transaction losses (gains)	38,129	3,382	(5,261)
Accretion of bond discount	2,243	456	456
Loss (gain) on property disposals	(1,407)	2,395	5,306
Share-based compensation	4,928	3,345	684
Deferred income tax expense (benefit)	78,943	(4,999)	(1,098)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	—	—	12,680
Trade accounts and other receivables	(9,526)	7,235	(14,137)
Inventories	10,638	142,675	(65,870)
Prepaid expenses and other current assets	(38,010)	(6,070)	(2,600)
Accounts payable and accrued expenses	44,833	49,625	(16,520)
Income taxes	74,705	(21,546)	(33,714)
Deposits	—	1,877	1,783
Long-term pension and other postretirement obligations	(5,784)	(6,837)	(2,700)
Other	(262)	2,755	(3,611)
Cash provided by operating activities	1,066,692	878,533	199,624
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(171,443)	(116,223)	(90,327)
Purchases of investment securities	(55,100)	(96,902)	(162)
Proceeds from sale or maturity of investment securities	152,050	—	688
Proceeds from property disposals	11,108	31,337	29,400
Cash used in investing activities	(63,385)	(181,788)	(60,401)
Cash flows from financing activities:
Payments on notes payable to JBS USA	—	—	(50,000)
Proceeds from long-term debt	—	505,600	851,400
Payments on long-term debt	(910,234)	(758,578)	(1,110,711)
Proceeds from sale of subsidiary common stock	332	—	198,282
Proceeds from equity contribution under Tax Sharing Agreement between JBS USA Holdings Inc. and Pilgrim's Pride Corporation	3,849	—	—
Tax benefit related to share-based compensation	458	7,771	—
Payment of capitalized loan costs	—	(5,007)	—
Cash used in financing activities	(905,595)	(250,214)	(111,029)
Effect of exchange rate changes on cash and cash equivalents	(29,775)	(6,505)	(1,623)
Increase (decrease) in cash and cash equivalents	67,937	440,026	26,571
Cash and cash equivalents, beginning of period	508,206	68,180	41,609
Cash and cash equivalents, end of period	$576,143	$508,206	$68,180
Supplemental Disclosure Information:
Interest paid (net of amount capitalized)	$71,558	$80,320	$96,657
Income taxes paid	257,152	30,057	10,931
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
    Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 95 countries. Pilgrim's fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim's has approximately 35,000 employees and has the capacity to process more than 35 million birds per week for a total of more than 10 billion pounds of live chicken annually. Approximately 3,750 contract growers supply poultry for the Company's operations. As of December 28, 2014, JBS USA Holdings, Inc. (“JBS USA”), an indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.5% of the Company's outstanding common stock.
Consolidated Financial Statements
The Company operates on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2014) in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $4.4 million, $4.9 million and $6.5 million for 2014, 2013 and 2012, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $3.8 million, $3.9 million and $3.8 million for 2014, 2013 and 2012, respectively.

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
Investments in Securities
The Company’s current investments are comprised of fixed income securities, primarily commercial paper. These investments are classified as available-for-sale. These securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Investments in fixed income securities with remaining maturities of less than one year and those identified by management at the time of purchase for funding operations in less than one year are classified as current assets. Investments in fixed income securities with remaining maturities in excess of one year that management has not identified at the time of purchase for funding operations in less than one year are classified as long-term assets. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company determines the cost of each security sold and each amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. Purchases and sales are recorded on a trade date basis.
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
The Company records impairment charges on long-lived assets held for use when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When the above is true, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimated to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values, (ii) estimated fair market value of the assets and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities. Given the interdependency of the Company’s individual facilities during the production process, which operate as a vertically integrated network, it evaluates impairment of assets held for use at the country level (i.e., the U.S. and Mexico). Management believes this is the lowest level of identifiable cash flows for its assets that are held for use in production activities. At the present time, the Company’s forecasts indicate that it can recover the carrying value of its assets held for use based on the projected undiscounted cash flows of the operations.
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
Book Overdraft Balances
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
Income Taxes
The Company follows provisions under ASC 740-10-30-27 in the Expenses-Income Taxes topic with regard to members of a group that file a consolidated tax return but issue separate financial statements. The Company files its own U.S. federal tax return, but it is included in certain state consolidated returns with JBS USA. The income tax expense of the Company is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.
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
The Company deems its earnings from Mexico as of December 28, 2014 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided. For activity after 2008, the Company did not permanently reinvest its earnings in Puerto Rico. Therefore, net earnings generated in Puerto Rico have U.S. taxes provided as if the earnings were distributed.
The Company follows provisions under ASC 740-10-25 that provide a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See “Note 11. Income Taxes” to the Consolidated Financial Statements.
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
Risk Management
The Company attempts to mitigate commodity purchase exposures through a program of risk management that includes the use of forward purchase contractual obligations and derivative financial instruments. The Company will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the net assets of its Mexico operations that are denominated in Mexican pesos. The Company's Mexico subsidiaries also attempt to mitigate the foreign currency exposure on certain U.S. dollar-denominated transactions through the use of derivative financial instruments. We recognize all derivative financial instruments in the Consolidated Balance Sheets at fair value. We elected not to designate derivative financial instruments executed to mitigate commodity purchase exposures and foreign currency exposures as hedges of forecasted transactions. Therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to both the commodity derivative financial instruments and the foreign currency derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations.
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
As of December 28, 2014 and December 29, 2013, the Company held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities and deferred compensation plan assets. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity and foreign currency derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains nonqualified deferred compensation plans for executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The following items were measured at fair value on a recurring basis:

	December 28, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$8,416	$—	$—	$8,416
Derivative assets - foreign currency futures instruments	2,563	—	—	2,563
Deferred compensation plan assets	6,753	—	—	6,753
Derivative liabilities - commodity futures instruments	(8,580)	—	—	(8,580)
Derivative liabilities - commodity options instruments	(14,103)	—	—	(14,103)
Long-term debt and other borrowing arrangements:
Public bonds and notes	(3,979)	—	—	(3,979)
Capitalized lease obligations	—	—	(587)	(587)

	December 29, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in available-for-sale securities	$—	$96,902	$—	$96,902
Derivative assets - commodity futures instruments	1,494	—	—	1,494
Derivative assets - commodity options instruments	—	1,395	—	1,395
Derivative assets - foreign currency futures instruments	1,214	—	—	1,214
Deferred compensation plan assets	7,208	—	—	7,208
Derivative liabilities - commodity futures instruments	(1,728)	—	—	(1,728)
Long-term debt and other borrowing arrangements:
Public bonds and notes	(552,592)	—	—	(552,592)
Term notes and revolver	—	—	(424,650)	(424,650)
Capitalized lease obligations	—	—	(704)	(704)

	Term Notes and Revolver		Capitalized Lease Obligations
	2014	2013	2014	2013
Change in Value of Level 3 Liabilities:	(In thousands)
Balance, beginning of period	$(424,650)	$(686,435)	$(704)	$(880)
Borrowings	—	(509,500)	—	—
Payments	410,099	762,091	135	124
Change in fair value inputs	14,551	9,194	(18)	52
Balance, end of period	$—	$(424,650)	$(587)	$(704)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 28, 2014		December 29, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Note Reference
		(In thousands)
Short-term investments in available-for-sale securities	$—	$—	$96,902	$96,902	5
Derivative assets - commodity futures instruments	8,416	8,416	1,494	1,494	6
Derivative assets - commodity options instruments	—	—	1,395	1,395	6
Derivative assets - foreign currency futures instruments	2,563	2,563	1,214	1,214	6
Deferred compensation plan assets	6,753	6,753	7,208	7,208
Derivative liabilities - commodity futures instruments	(8,580)	(8,580)	(1,728)	(1,728)	6
Derivative liabilities - commodity options instruments	(14,103)	(14,103)	—	—	6
Long-term debt and other borrowing arrangements	(4,242)	(4,566)	(912,233)	(977,946)	10
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheet. Deferred compensation plan assets were recorded at fair value based on quoted market prices and are included in the line item Other assets in the Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at December 28, 2014 or December 29, 2013, as applicable.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges when required by U.S. GAAP. At December 28, 2014, long-lived assets held for sale had a fair value of $1.4 million. These assets are classified as Level 2 assets because their fair value can be corroborated based on observable market data.
3. TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables (including accounts receivable from related parties), less allowance for doubtful accounts, consisted of the following:

	December 28, 2014	December 29, 2013
	(In thousands)
Trade accounts receivable	$371,268	$369,715
Accounts receivable from related parties(a)	5,250	2,388
Receivables from officers and employees	—	14
Notes receivable - current	1,088	—
Other receivables	9,059	11,005
Receivables, gross	386,665	383,122
Allowance for doubtful accounts	(2,525)	(4,056)
Receivables, net	$384,140	$379,066

(a)	Additional information regarding accounts receivable from related parties is included in “Note 15. Related Party Transactions.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES
Inventories consisted of the following:

	December 28, 2014	December 29, 2013
	(In thousands)
Live chicken and hens	$363,438	$368,582
Feed, eggs and other	198,681	216,045
Finished chicken products	227,649	223,932
Total chicken inventories	789,768	808,559
Commercial feed, table eggs and other	537	273
Total inventories	$790,305	$808,832
5. INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	December 28, 2014		December 29, 2013
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$204,286	$204,286	$103,121	$103,121
Other	80	80	56	56
Current investments:
Fixed income securities	—	—	96,902	96,902
All of the fixed income securities classified as cash and cash equivalents above mature within 90 days and all of the fixed income securities classified as short-term investments above mature within one year. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains recognized during 2014 and 2013 related to the Company's available-for-sale securities is $1.0 million and $25,620, respectively. Gross realized losses recognized during 2014 related to the Company's available-for-sale securities totaled $18,819. No gross realized losses were recognized during 2013. Proceeds received from the sale or maturity of available-for-sale securities during 2014 and 2013 are disclosed in the Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company's available-for-sale securities recognized during 2014 and 2013 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during 2014 and 2013 are disclosed in “Note 12. Stockholders' Equity.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase or foreign currency transaction exposures as cash flow hedges. Therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations. The Company recognized $16.1 million, $25.1 million and $8.3 million in net gains related to changes in the fair value of its derivative financial instruments during 2014, 2013 and 2012, respectively.
Information regarding the Company's outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	December 28, 2014	December 29, 2013
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$8,416	$2,889
Commodity derivative liabilities	(22,683)	(1,728)
Foreign currency derivative assets	2,563	1,214
Cash collateral posted with brokers	25,205	4,142
Derivatives Coverage(a):
Corn	(8.2)%	1.1%
Soybean meal	(16.1)%	(3.6)%
Period through which stated percent of needs are covered:
Corn	September 2016	September 2015
Soybean meal	July 2015	July 2014

(a)	Derivatives coverage is the percent of anticipated corn and soybean meal needs covered by outstanding derivative instruments through a specified date.

7. IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following:

	Useful Life (Years)	Original Cost	Accumulated Amortization	Carrying Amount
			(In thousands)
December 29, 2013:
Trade names	3–15	$40,143	$(31,081)	$9,062
Customer relationships	13	51,000	(27,537)	23,463
Non-compete agreements	3	300	(300)	—
Total intangible assets		$91,443	$(58,918)	$32,525
December 28, 2014:
Trade names	3–15	$40,143	$(32,900)	$7,243
Customer relationships	13	51,000	(31,460)	19,540
Non-compete agreements	3	300	(300)	—
Total intangible assets		$91,443	$(64,660)	$26,783

We recognized amortization expense related to identified intangible assets of $5.7 million in 2014, $5.7 million in 2013 and $5.8 million in 2012.
We expect to recognize amortization expense associated with identified intangible assets of $5.7 million in 2015 and 2016, $5.9 million in 2017, $5.6 million in 2018 and $4.0 million in 2019.
8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	December 28, 2014	December 29, 2013
	(In thousands)
Land	$66,798	$66,071
Buildings	1,086,690	1,077,859
Machinery and equipment	1,537,241	1,502,968
Autos and trucks	52,639	55,779
Construction-in-progress	129,701	66,926
Property, plant and equipment, gross	2,873,069	2,769,603
Accumulated depreciation	(1,690,274)	(1,617,792)
Property, plant and equipment, net	$1,182,795	$1,151,811
The Company recognized depreciation expense of $136.4 million, $135.5 million and $131.5 million during 2014, 2013 and 2012, respectively.
During 2014, the Company sold certain PP&E for cash of $11.1 million and recognized a gain of $1.4 million. PP&E sold in 2014 included a warehouse in Texas, vehicle maintenance centers in Texas and North Carolina, an office building in Mexico City, a processing plant in Pennsylvania, and a fertilizer building with miscellaneous fixtures and equipment in Texas. During 2013, the Company sold certain PP&E for cash of $31.3 million and recognized a loss of $2.4 million. PP&E sold in 2013 included vehicle maintenance centers in Texas, Arkansas, and Georgia, excess land in Texas, a hatchery in North Carolina, a complex in Arkansas, an office building in Georgia, and miscellaneous equipment.
During 2014, the Company spent $171.4 million on capital projects and transferred $110.1 million of completed projects from construction-in-progress to depreciable assets.
The Company has closed or idled processing facilities in Alabama, Georgia, Arkansas and Texas, feed mills in North Carolina and Arkansas, hatcheries in Alabama, Texas, and Arkansas, various broiler farms in Texas and Alabama, a vehicle maintenance center in Arkansas and other miscellaneous assets. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At December 28, 2014, the carrying amount of these idled assets was $69.3 million based on depreciable value of $181.3 million and accumulated depreciation of $112.0 million.
Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing plant in Bossier City, Louisiana and miscellaneous assets, as such assets no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At December 28, 2014, the Company reported assets held for sale totaling $1.4 million in Assets held for sale on its Consolidated Balance Sheets.
The Company tested the recoverability of its long-lived assets held for use during the thirteen weeks ended December 28, 2014 by comparing the book value of its invested capital, exclusive of assets held for sale, with the undiscounted cash flows expected to result from the use and eventual disposition of its long-lived assets held for use. The Company determined that the carrying amount of its long-lived assets held for use is recoverable over the remaining life of the primary asset in the group, and the long-lived assets for use pass the Step 1 recoverability test of ASC 360-10-35, Impairment or Disposal of Long-Lived Assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 28, 2014	December 29, 2013
	(In thousands)
Accounts payable:
Trade accounts	$347,107	$313,266
Book overdrafts	47,320	55,378
Other payables	5,059	1,716
Total accounts payable	399,486	370,360
Accounts payable to related parties(a)	4,862	3,934
Accrued expenses and other current liabilities:
Compensation and benefits	123,495	100,965
Interest and debt-related fees	780	7,558
Insurance and self-insured claims	85,240	99,244
Derivative liabilities:
Futures	8,580	1,729
Options	14,103	—
Other accrued expenses	79,681	73,859
Total accrued expenses and other current liabilities	311,879	283,355
	$716,227	$657,649

(a)	Additional information regarding accounts payable to related parties is included in “Note 15. Related Party Transactions.”

10.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt consisted of the following components:

	Maturity	December 28, 2014	December 29, 2013
		(In thousands)
Senior notes, at 7 7/8%, net of unaccreted discount	2018	$—	$497,757
2013 U.S. Credit Facility (defined below) Term B-1 note payable at 2.4375%	2014	—	204,880
2013 U.S. Credit Facility (defined below) Term B-2 note payable at 9.00%	2014	—	205,219
2013 U.S. Credit Facility (defined below) revolving note payable	2018	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 1.05%	2014	—	—
Subordinated Loan Agreement (defined below)	2015	—	—
Other	Various	4,242	4,377
Long-term debt		4,242	912,233
Less: Current maturities of long-term debt		(262)	(410,234)
Long-term debt, less current maturities		$3,980	$501,999
Senior and Subordinated Notes
On December 15, 2014, the Company redeemed all of its outstanding $500.0 million principal amount of 7.875% senior notes due 2018 (the “2018 Notes”) for a redemption price of 103.9375% of the principal amount, plus accrued and unpaid interest to the redemption date. As a result, at December 28, 2014, no 2018 Notes remained outstanding. Additionally, we have an aggregate principal balance of $3.6 million of 7 5/8% senior unsecured notes and 8 3/8% senior subordinated unsecured notes outstanding at December 28, 2014.
JBS Subordinated Loan Agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, the Company agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. Credit Facility (as defined below). The total amount paid by the Company for 2014, 2013 and 2012 costs, to reimburse JBS USA, was $1.3 million, $2.2 million and $2.2 million, respectively. As of December 28, 2014, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf. There remains no other commitment to make advances by JBS USA under the Subordinated Loan Agreement.
2013 U.S. Credit Facility
Pilgrim’s and certain of its subsidiaries entered into a credit agreement (the “2013 U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto, which was amended and restated on August 7, 2013. The 2013 U.S. Credit Facility currently provides for a $700.0 million revolving credit facility and a delayed draw term loan commitment of up to $400.0 million (the “Delayed Draw Term Loans”). The Company can draw upon the Delayed Draw Term Loan commitment, in one or more advances, between May 1, 2014 and December 28, 2014. The 2013 U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Delayed Draw Term Loan commitment by up to an additional $500.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the 2013 U.S. Credit Facility of $1.85 billion. The 2013 U.S. Credit Facility also provides for a $100.0 million sub-limit for swingline loans and a $200.0 million sub-limit for letters of credit. The revolving loan commitment under the 2013 U.S. Credit Facility matures on August 7, 2018. Any Delayed Draw Term Loans would be payable in quarterly installments beginning in fiscal year 2015 equal to 1.875% of the principal outstanding as of December 28, 2014, with all remaining principal and interest due at maturity on August 7, 2018.
On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the 2013 U.S. Credit Facility that it recognized as an asset on its balance sheet. On August 7, 2013, the Company paid loan costs totaling $5.0 million related to the amendment and restatement to the 2013 U.S. Credit Facility that is recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to interest expense over the life of the 2013 U.S. Credit Facility.
Subsequent to the end of each fiscal year, a portion of our cash flow was required to be used to repay outstanding principal amounts under Term B loans executed under the 2013 U.S. Credit Facility. With respect to 2014, the Company paid $204.9 million of its cash flow toward the outstanding principal under the Term B-1 loans on December 30, 2013 and paid approximately $205.2 million of its cash flow toward the outstanding principal under the Term B-2 loans on April 28, 2014. Following the April 28, 2014 payment, the Company had no outstanding principal under the Term B loans. The 2013 U.S. Credit Facility also requires us to use proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility.
Actual borrowings by the Company under the revolving credit commitment component of the 2013 U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank, ACB. As of December 28, 2014, the applicable borrowing base was $700.0 million, the amount available for borrowing under the revolving loan commitment was $679.9 million. The Company had letters of credit of $20.1 million and no outstanding borrowings under the revolving loan commitment as of December 28, 2014.
The 2013 U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. The 2013 U.S. Credit Facility requires the Company to comply with a minimum level of tangible net worth covenant. The Company is currently in compliance with this financial covenant. All other financial covenants were eliminated in connection with the August 7, 2013 amendment and restatement to the 2013 U.S. Credit Facility. The 2013 U.S. Credit Facility also provides that the Company may not incur capital expenditures in excess of $350.0 million in any fiscal year.
All obligations under the 2013 U.S. Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by a first priority lien on (i) the accounts receivable and inventories of the Company and its non-Mexico subsidiaries, (ii) 65% of the equity interests in the Company’s direct foreign subsidiaries and 100% of the equity interests in the Company’s other subsidiaries, (iii) substantially all of the personal property and intangibles of the borrowers and guarantors under the 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Credit Facility and (iv) substantially all of the real estate and fixed assets of the Company and the guarantor subsidiaries under the 2013 U.S. Credit Facility.
2015 U.S. Credit Facility
On February 11, 2015, the Company and its subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (together, the “To-Ricos Borrowers”), entered into a Second Amended and Restated Credit Agreement (the “2015 U.S. Credit Facility”) with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch (“Rabobank”), as administrative agent, and the other lenders party thereto. The 2015 U.S. Credit Facility amends and restates the 2013 U.S. Credit Facility.
The 2015 U.S. Credit Facility provides for a revolving loan commitment of at least $700 million and a term loan commitment of up to $1.0 billion (the “Term Loans”). The 2015 U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the 2015 U.S. Credit Facility matures on February 10, 2020. Beginning on April 2, 2015, the Term Loans will be payable in quarterly installments equal to 1.25% of the principal outstanding as of closing, with all remaining principal and interest due at maturity on February 10 2020. Covenants in the 2015 U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the 2015 U.S. Credit Facility.
The 2015 U.S. Credit Facility includes a $75 million sub-limit for swingline loans and a $125 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through March 29, 2015 and, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through March 29, 2015 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by the Company under the 2015 U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. Revolving loan availability under the borrowing base also will be limited to an aggregate of $25 million with respect to the To-Ricos Borrowers.
All obligations under the 2015 U.S. Credit Facility will continue to be unconditionally guaranteed by certain of the Company's subsidiaries and will continue to be secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts and inventory of the Company and its subsidiaries, (ii) 100% of the equity interests in the To-Ricos Borrowers and the Company's domestic subsidiaries and 65% of the equity interests in the Company's direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, the To-Ricos Borrowers and the guarantor subsidiaries and (iv) substantially all of the real estate and fixed assets of the Company and the subsidiary guarantors.
The Company is also subject to customary covenants under the 2015 U.S. Credit Facility, including certain reporting requirements. Proceeds of the borrowings under the 2015 U.S. Credit Facility may be used to finance the general corporate purposes of the borrowers (including capital expenditures, permitted acquisitions, refinancing indebtedness and principal and interest payments under the 2015 U.S. Credit Facility) and the payment of a special cash dividend of approximately $1.5 billion. In addition, the 2015 U.S. Credit Facility contains a number of covenants that, among other things, limit the Company's and its subsidiaries' ability to:
•Incur capital expenditures in excess of $500 million in any fiscal year;
•Incur additional indebtedness;
•Create liens on any assets;
•Pay dividends, redeem shares of capital stock or make certain restricted payments;
•Consummate certain asset sales;
•Enter into certain transactions with JBS USA Holdings, Inc. and the Company's other affiliates; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Merge, consolidate and/or sell or dispose of all or substantially all of the Company's assets.
Mexico Credit Facility
On July 23, 2014, Avícola and certain Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Multiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is $560.0 million Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the TIIE rate plus 1.05%. The Mexico Credit Facility will mature on July 23, 2017. As of September 28, 2014, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $38.1 million. There are currently no outstanding borrowings under the Mexico Credit Facility. The Mexico Credit facility replaced our amended and restated credit agreement with ING Bank (México), S.A. Institucíon de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent, which was terminated on July 23, 2014.
Other Disclosures
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility.  The Mexico Credit Facility is secured by substantially all of the assets of the Company's Mexico subsidiaries.
Annual maturities of long-term debt for the five years subsequent to December 28, 2014 are as follows (in thousands):

2015	$262
2016	87
2017	3,611
2018	102
2019	92
Thereafter	88
Total maturities	$4,242
Total interest expense was $82.0 million, $87.0 million and $104.9 million in 2014, 2013 and 2012, respectively. Interest related to new construction capitalized in 2014, 2013 and 2012 was $4.7 million, $2.2 million and $1.7 million, respectively.
11. INCOME TAXES
Income before income taxes by jurisdiction is as follows:

	2014	2013	2012
	(In thousands)
U.S.	$953,027	$469,395	$62,332
Foreign	149,364	104,545	90,730
Total	$1,102,391	$573,940	$153,062
The components of income tax expense (benefit) are set forth below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013	2012
	(In thousands)
Current:
Federal	$262,403	$(427)	$(28,883)
Foreign	22,867	26,206	9,279
State and other	24,056	3,512	(211)
Total current	309,326	29,291	(19,815)
Deferred:
Federal	29,737	22,923	(293)
Foreign	31,332	(3,648)	(835)
State and other	20,558	(24,339)	(37)
Total deferred	81,627	(5,064)	(1,165)
	$390,953	$24,227	$(20,980)
The effective tax rate for 2014 was 35.5% compared to 4.2% for 2013. The effective tax rate for 2014 differed from 2013 as a result of decreases in the valuation allowance and reserves for unrecognized tax benefits during 2013 that did not occur during 2014.
The effective tax rate for 2012 was (13.7)%. The effective tax rate for 2013 differed from 2012 primarily as a result of decreases in the valuation allowance and reserves for unrecognized tax benefits during 2013 and increases in the valuation allowance and reserves for unrecognized tax benefits during 2012.
The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net	2.6	2.3	2.5
Permanent items	0.4	1.4	1.5
Domestic production activity	(2.4)	(1.2)	—
Difference in U.S. statutory tax rate and foreign country effective tax rate	(1.0)	(1.0)	(3.3)
Tax credits	—	(3.0)	(2.3)
Change in reserve for unrecognized tax benefits	—	—	(10.4)
Change in valuation allowance	—	(31.0)	(34.4)
Other	0.9	1.7	(2.3)
Total	35.5%	4.2%	(13.7)%
Significant components of the Company’s deferred tax liabilities and assets are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 28, 2014	December 29, 2013
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$126,536	$125,197
Inventories	48,365	74,287
Insurance claims and losses	36,953	33,625
All other current	18,696	9,453
All other noncurrent	8,105	9,031
Total deferred tax liabilities	238,655	251,593
Deferred tax assets:
Net operating losses	5,842	20,907
Foreign net operating losses	7,873	15,437
Credit carry forwards	2,916	79,555
Allowance for doubtful accounts	4,261	4,510
Accrued liabilities	52,772	47,384
All other current	9,755	12,282
All other noncurrent	20,857	10,292
Workers compensation	43,309	42,951
Pension and other postretirement benefits	26,049	20,364
Total deferred tax assets	173,634	253,682
Valuation allowance	(9,150)	(10,400)
Net deferred tax assets	164,484	243,282
Net deferred tax liabilities	$74,171	$8,311
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
As of December 28, 2014, the Company believes it has sufficient positive evidence to conclude that realization of its federal and state net deferred tax assets is more likely than not to be realized. The decrease in valuation allowance of $1.3 million during 2014 was primarily due to a decrease in state and foreign net operating losses. As of December 28, 2014, the Company's valuation allowance is $9.2 million, of which $1.3 million relates to capital loss carry forwards and state net operating losses and $7.8 million relates to its Mexico operations.
As of December 28, 2014, the Company had state net operating loss carry forwards of approximately $177.8 million that will begin to expire in 2015. The Company also had Mexico net operating loss carry forwards at December 28, 2014 of approximately $25.9 million that begin to expire in 2015.
As of December 28, 2014, the Company had approximately $2.9 million of state tax credit carry forwards that begin to expire in 2015.
On November 6, 2009, H.R. 3548 was signed into law and included a provision that allowed most business taxpayers an increased carry back period for net operating losses incurred in 2008 or 2009. As a result, during 2009 the Company utilized $547.7 million of its U.S. federal net operating losses under the expanded carry back provisions of H.R. 3548 and filed a claim for refund of $169.7 million. The Company received $122.6 million in refunds from the Internal Revenue Service (“IRS”) from the carry back claims during 2010. The Company anticipates receipt of the remainder of its claim pending resolution of its litigation with the IRS. See “Note 16. Commitments and Contingencies” for additional information.
The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries as of December 28, 2014 based upon the determination that such earnings will be indefinitely reinvested. It is not practicable to determine

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the amount of incremental taxes that might arise if these earnings were to be remitted. For activity after 2008, the Company is not permanently reinvesting its earnings in Puerto Rico. Therefore, the earnings generated in Puerto Rico have U.S. taxes provided on the earnings as if the earnings were distributed.
During 2011, the Company completed its deconsolidation of its Mexico operations from a tax perspective to help minimize the impact of the Mexico tax reform that became effective January 1, 2010. As a result, all of the Mexico subsidiaries started filing separate returns in 2011. The deconsolidation reduced the accrued taxes that had been previously recognized under the consolidated filing status as it eliminated recapturing certain taxes required under the new consolidation laws. As a result of the deconsolidation, the Company recognized a benefit of $4.3 million during 2012, which reduced the additional taxes that had been previously accrued as of December 27, 2009, resulting in a total net benefit of $18.4 million.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 28, 2014	December 29, 2013
	(In thousands)
Unrecognized tax benefits, beginning of year	$17,117	$16,643
Increase as a result of tax positions taken during the current year	999	978
Increase as a result of tax positions taken during prior years	—	232
Decrease as a result of tax positions taken during prior years	(101)	—
Decrease for lapse in statute of limitations	(619)	(736)
Unrecognized tax benefits, end of year	$17,396	$17,117
Included in unrecognized tax benefits of $17.4 million at December 28, 2014, was $9.8 million of tax benefits that, if recognized, would reduce the Company's effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 28, 2014, the Company had recorded a liability of $10.2 million for interest and penalties. During 2014, accrued interest and penalty amounts related to uncertain tax positions remained unchanged from 2013.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and Mexico. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2009 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2009.
The Company is challenging the IRS' proof of claim relating to the tax year ended June 26, 2004 for Gold Kist Inc. (“Gold Kist”). See “Note 16. Commitments and Contingencies” for additional information.
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
The Company entered into a tax sharing agreement during 2014 with JBS USA effective for tax years starting 2010. The net tax receivable for tax years 2010 through 2014 was accrued in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, and defined contribution retirement savings plans. Under all of our retirement plans, the Company’s expenses were $5.9 million, $7.5 million and $8.7 million in 2014, 2013 and 2012, respectively.
The Company used a year-end measurement date of December 28, 2014 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
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
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$170,030	$194,434	$1,705	$1,933
Interest cost	8,103	7,954	81	78
Actuarial losses (gains)	24,670	(24,315)	(10)	(92)
Benefits paid	(12,154)	(8,043)	—	—
Curtailments and settlements	(248)	—	(119)	(214)
Projected benefit obligation, end of year	$190,401	$170,030	$1,657	$1,705

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$108,496	$92,283	$—	$—
Actual return on plan assets	3,944	16,489	—	—
Contributions by employer	13,514	7,767	119	214
Benefits paid	(12,154)	(8,043)	—	—
Curtailments and settlements	(248)	—	(119)	(214)
Fair value of plan assets, end of year	$113,552	$108,496	$—	$—

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Funded status:	(In thousands)
Unfunded benefit obligation, end of year	$(76,849)	$(61,534)	$(1,657)	$(1,705)

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Amounts recognized in the Consolidated Balance Sheets at end of year:	(In thousands)
Current liability	$(9,373)	$(9,146)	$(129)	$(148)
Long-term liability	(67,476)	(52,388)	(1,528)	(1,557)
Recognized liability	$(76,849)	$(61,534)	$(1,657)	$(1,705)

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Amounts recognized in accumulated other comprehensive loss at end of year:	(In thousands)
Net actuarial loss (gain)	$43,907	$16,957	$(127)	$(126)
The accumulated benefit obligation for our defined benefit pension plans was $190.0 million and $170.0 million at December 28, 2014 and December 29, 2013, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at December 28, 2014 and December 29, 2013, respectively.
Net Periodic Benefit Cost (Income)
Net pension and other postretirement costs included the following components:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
	(In thousands)
Service cost	$—	$—	$51	$—	$—	$—
Interest cost	8,103	7,954	8,272	81	78	96
Estimated return on plan assets	(6,373)	(5,393)	(5,867)	—	—	—
Settlement loss (gain)	93	—	—	(9)	(15)	(7)
Amortization of net loss (gain)	56	1,001	465	—	—	(2)
Net cost	$1,879	$3,562	$2,921	$72	$63	$87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Benefit obligation:
Discount rate	4.22%	4.95%	4.22%	4.22%	4.95%	4.22%
Net pension and other postretirement cost:
Discount rate	4.95%	4.22%	5.09%	4.95%	4.22%	5.09%
Rate of compensation increase	NA	NA	3.00%	NA	NA	NA
Expected return on plan assets	6.00%	6.00%	7.50%	NA	NA	NA
The expected rate of return on plan assets was determined based on the current interest rate environment and historical market premiums relative to the fixed income rates of equities and other asset classes. We also take into consideration anticipated asset allocations, investment strategies and the views of various investment professionals when developing this rate.
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	2014	2013
Cash and cash equivalents	—%	—%
Pooled separate accounts(a):
Equity securities	6%	8%
Fixed income securities	6%	3%
Common collective trust funds(a):
Equity securities	60%	60%
Fixed income securities	28%	29%
Total assets	100%	100%

(a)
Pooled separate accounts (“PSAs”) and common collective trust funds (“CCTs”) are two of the most common types of alternative vehicles in which benefit plans invest. These investments are pooled funds that look like mutual funds, but they are not registered with the Securities and Exchange Commission. Often times, they will be invested in mutual funds or other marketable securities, but the unit price generally will be different from the value of the underlying securities because the fund may also hold cash for liquidity purposes, and the fees imposed by the fund are deducted from the fund value rather than charged separately to investors. Some PSAs and CCTs have no restrictions as to their investment strategy and can invest in riskier investments, such as derivatives, hedge funds, private equity funds, or similar investments.

Absent regulatory or statutory limitations, the target asset allocation for the investment of pension assets in the pooled separate accounts is 50% in each of fixed income securities and equity securities and the target asset allocation for the investment of pension assets in the common collective trust funds is 30% in fixed income securities and 70% in equity securities. The plans only invest in fixed income and equity instruments for which there is a ready public market. We develop our expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which our plans invest.
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 28, 2014 and December 29, 2013:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014				2013(a)
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$33	$—	$—	$33	$275	$—	$—	$275
Pooled separate accounts:
Large U.S. equity funds(d)	—	4,147	—	4,147	—	4,828	—	4,828
Small/Mid U.S. equity funds(e)	—	1,062	—	1,062	—	1,192	—	1,192
International equity funds(f)	—	1,719	—	1,719	—	2,019	—	2,019
Fixed income funds(g)	—	6,609	—	6,609	—	3,442	—	3,442
Common collective trusts funds:
Large U.S. equity funds(d)	—	29,964	—	29,964	—	28,784	—	28,784
Small U.S. equity funds(e)	—	18,411	—	18,411	—	16,937	—	16,937
International equity funds(f)	—	19,730	—	19,730	—	19,420	—	19,420
Fixed income funds(g)	—	31,877	—	31,877	—	31,599	—	31,599
Total assets	$33	$113,519	$—	$113,552	$275	$108,221	$—	$108,496

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

(d)
This category is comprised of investment options that invest in stocks, or shares of ownership, in large, well-established U.S. companies. These investment options typically carry more risk than fixed income options but have the potential for higher returns over longer time periods.

(e)
This category is generally comprised of investment options that invest in stocks, or shares of ownership, in small to medium-sized U.S. companies. These investment options typically carry more risk than larger U.S. equity investment options but have the potential for higher returns.

(f)	This category is comprised of investment options that invest in stocks, or shares of ownership, in companies with their principal place of business or office outside of the U.S.

(g)
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
Benefit Payments
The following table reflects the benefits as of December 28, 2014 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2015	$13,458	$129
2016	12,937	130
2017	12,502	130
2018	11,769	130
2019	11,278	130
2020-2024	52,157	627
Total	$114,101	$1,276

We anticipate contributing $9.4 million and $0.1 million, as required by funding regulations or laws, to our pension and other postretirement plans, respectively, during 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss (Income)
The amounts in accumulated other comprehensive income (loss) that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
	(In thousands)
Net actuarial loss (gain), beginning of year	$16,957	$53,368	$31,108	$(126)	$(49)	$(217)
Amortization	(56)	(1,001)	(465)	—	—	2
Curtailment and settlement adjustments	(93)	—	—	9	15	7
Actuarial loss (gain)	24,670	(24,315)	24,872	(10)	(92)	159
Asset loss (gain)	2,429	(11,095)	(2,147)	—	—	—
Net actuarial loss (gain), end of year	$43,907	$16,957	$53,368	$(127)	$(126)	$(49)
The Company expects to recognize in net pension cost throughout 2015 an actuarial loss of $0.7 million that was recorded in accumulated other comprehensive income at December 28, 2014.
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
The Company’s expenses related to its defined contribution plans totaled $3.9 million, $3.9 million and $5.7 million in 2014, 2013 and 2012, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss
     The following tables provide information regarding the changes in accumulated other comprehensive loss during 2014 and 2013:

	2014			2013
	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(45,797)	$62	$(45,735)	$(68,511)	$—	$(68,511)
Other comprehensive income (loss) before reclassifications	(16,810)	319	(16,491)	21,713	62	21,775
Amounts reclassified from accumulated other comprehensive loss to net income	35	(350)	(315)	1,001	—	1,001
Net current year other comprehensive income (loss)	(16,775)	(31)	(16,806)	22,714	62	22,776
Balance, end of year	$(62,572)	$31	$(62,541)	$(45,797)	$62	$(45,735)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(a)			Affected Line Item in the Consolidated Statements of Operations
	2014	2013
	(In thousands)
Realized gain on sale of securities	$562	$—		Selling, general and administrative expense
Amortization of pension and other postretirement plan actuarial losses:
Union employees pension plan(b)	—	(36)	(d)	Cost of goods sold
Legacy Gold Kist plans(c)	(56)	(965)	(d)	Selling, general and administrative expense
Total before tax	506	(1,001)
Tax benefit (expense)	(191)	—
Total reclassification for the period	$315	$(1,001)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Union Plan, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

Special Cash Dividend
On January 15, 2015, the Company announced that its Board of Directors had approved the declaration of a special cash dividend of $5.77 per share. The total amount of the special cash dividend payment will be approximately $1.5 billion based on the current number of shares outstanding. The special cash dividend is payable on February 17, 2015, to stockholders of record on January 30, 2015. The Company intends to use proceeds from the 2015 U.S. Credit Facility to fund, along with cash on hand, the special cash dividend.
Set forth below is the Condensed Unaudited Pro Forma Consolidated Balance Sheet as of December 28, 2014, which gives effect to the special cash dividend and the borrowings necessary to fund the special cash dividend as if they occurred on December 28, 2014. The assumptions on which the pro forma financial information is based are further described in the Notes to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Pro Forma Consolidated Balance Sheet. Management of the Company believes that the assumptions used provide a reasonable basis on which to present the Condensed Unaudited Pro Forma Consolidated Balance Sheet. The pro forma financial information does not purport to be indicative of the financial position that would actually have resulted if the special cash dividend and the related borrowings necessary to fund the special cash dividend had been completed as of such date or that may result in the future. The pro forma financial information should be read in conjunction with the accompanying notes thereto, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.
PILGRIM’S PRIDE CORPORATION
CONDENSED UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

	December 28, 2014	Special Cash Dividend		December 28, 2014
	(In thousands)
Cash and cash equivalents	$576,143	$1,196,000	(a)	$267,786
		(1,500,000)	(b)
		(4,357)	(c)
Trade accounts and other receivables, less allowance for doubtful accounts	378,890	—		378,890
Inventories	790,305	—		790,305
Other	139,741	—		139,741
Total current assets	1,885,079	(308,357)		1,576,722
Property, plant and equipment, net	1,182,795	—		1,182,795
Other	51,189	4,357	(c)	55,546
Total assets	$3,119,063	$(304,000)		$2,815,063

Total current liabilities	$744,858	$—		$744,858
Long-term debt, less current maturities	3,980	1,196,000	(a)	1,199,980
Deferred tax liabilities	76,216	—		76,216
Other long-term liabilities	97,208	—		97,208
Total stockholders’ equity	2,196,801	(1,500,000)	(b)	696,801
Total liabilities and stockholders' equity	$3,119,063	$(304,000)		$2,815,063
The accompanying notes are an integral part of this Condensed Unaudited Pro Forma Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Condensed Unaudited Pro Forma Consolidated Balance Sheet
1. Basis of Presentation
The following summary of pro forma adjustments is based on available information and various estimates and assumptions. Management of the Company believes that these assumptions provide a reasonable basis for presenting all of the significant effects of the following transactions and events and that the pro forma adjustments give appropriate effect to those assumptions and are properly applied in the Condensed Unaudited Pro Forma Consolidated Balance Sheet.
The Condensed Unaudited Pro Forma Consolidated Balance Sheet gives effect to the transactions described below:

•
Payment of a special cash dividend to stockholders of approximately $1.5 billion, which will be funded by approximately $300.0 million of cash and cash equivalents on hand and proceeds of approximately $1.2 billion from additional long-term debt.

•	Payment and capitalization of approximately $4.4 million in financing fees related thereto.
The Condensed Unaudited Pro Forma Balance Sheet as of December 28, 2014 gives effect to the transactions as if they occurred on December 28, 2014.
2. Condensed Unaudited Pro Forma Consolidated Balance Sheet

(a)	To reflect cash from additional borrowings of long-term debt used to pay the special cash dividend to stockholders.

(b)	To reflect the payment of the special cash dividend to stockholders.

(c)	To reflect the payment and capitalization of financing fees.
14. INCENTIVE COMPENSATION
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $35.0 million in costs related to the STIP at December 28, 2014 related to cash bonus awards that could potentially be awarded during 2016.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At December 28, 2014, we have reserved approximately 6.6 million shares of common stock for future issuance under the LTIP.
The following awards existed during 2014:

Award Type	Benefit Plan	Award Quantity	Grant Date	Vesting Condition	Vesting Date	Estimated Forfeiture Rate	Settlement Method
RSA	Employment Agreement	100,000	January 14, 2011	Service	January 3, 2014	—%	Stock
RSA	LTIP	72,675	August 27, 2012	Service	April 27, 2014	—%	Stock
RSU	LTIP	608,561	February 4, 2013	Service	December 31, 2014	9.66%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2015	—%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2016	—%	Stock
RSU	LTIP	206,933	February 26, 2013	Service	December 31, 2014	—%	Stock
RSU	LTIP	462,518	February 19, 2014	Service	December 31, 2016	13.49%	Stock
The fair value of each RSA and RSU granted represents the closing price of the Company’s common stock on the respective grant date.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013	2012
	(In thousands)
Share-based compensation cost:
Cost of goods sold	$395	$361	$—
Selling, general and administrative expenses	4,533	2,984	684
Total	$4,928	$3,345	$684

Income tax benefit	$1,326	$471	$28
The Company’s RSA and RSU activity is included below:

	2014		2013		2012
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of year	203	$6.59	273	$6.54	200	$7.10
Granted	—	—	30	8.72	73	5.00
Vested	(173)	6.62	(100)	7.10	—	—
Outstanding at end of year	30	$8.72	203	$6.59	273	$6.54

RSUs:
Outstanding at beginning of year	729	$8.81	—	$—	—	$—
Granted	463	16.70	815	8.82	—	—
Vested	—	—	—	—	—	—
Forfeited	(72)	10.34	(86)	8.89	—	—
Outstanding at end of year	1,120	$11.97	729	$8.81	—	$—
The total fair value of shares vested in 2014 and 2013 was $3.2 million and 0.7 million, respectively. No shares vested in 2012.
At December 28, 2014, the total unrecognized compensation cost related to all nonvested awards was $5.9 million. That cost is expected to be recognized over a weighted average period of 1.99 years.
Historically, we have issued new shares to satisfy award conversions.
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
On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. As of December 28, 2014, JBS USA beneficially owned 75.5% of the total outstanding shares of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013	2012
	(In thousands)
JBS USA:
Letter of credit fees(a)	$1,339	$2,156	$1,339
Equity contribution under tax sharing agreement(b)	3,849	—	—
JBS USA, LLC:
Purchases from JBS USA, LLC	115,337	80,809	69,048
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s(c)	31,149	55,730	61,353
Sales to JBS USA, LLC	39,682	61,942	206,720
Expenditures paid by Pilgrim’s on behalf of JBS USA, LLC(c)	4,925	1,733	4,134
JBS Aves Ltda.:
Purchases from JBS Aves Ltda.	4,072	—	—
Seara International Ltd.:
Purchases from Seara International Ltd.	2,091	—	—
JBS Chile Ltda.:
Sales to JBS Chile Ltda.	463	—	—
JBS Global (UK) Ltd.:
Sales to JBS Global (UK) Ltd.	255	—	—

(a)
Beginning on October 26, 2011, JBS USA arranged for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential liability claims. We agreed to reimburse JBS USA up to $56.5 million for potential draws upon these letters of credit. We reimburse JBS USA for the letter of credit costs we would have otherwise incurred under our credit facilities. During 2014, we have paid JBS USA $1.3 million for letter of credit costs. As of December 28, 2014, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

(b)	The Company entered into a tax sharing agreement during 2014 with JBS USA effective for tax years starting 2010. The net tax receivable for tax years 2010 through 2014 was accrued in 2014.

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

As of December 28, 2014 and December 29, 2013, the outstanding payable to JBS USA was $0.1 million and $0.1 million, respectively. As of December 28, 2014, the outstanding receivable from JBS USA was $3.8 million.
As of December 28, 2014 and December 29, 2013, the outstanding payable to JBS USA, LLC was $4.8 million and $3.9 million, respectively. As of December 28, 2014 and December 29, 2013, the outstanding receivable from JBS USA, LLC was $1.4 million and $2.4 million, respectively. As of December 28, 2014, approximately $4.2 million of goods from JBS USA, LLC were in transit and not reflected on our Consolidated Balance Sheet.
As of December 28, 2014, the outstanding receivable from JBS Global (UK) Ltd. was $0.1 million.
16. COMMITMENTS AND CONTINGENCIES
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
Purchase Obligations
The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, and electricity. At December 28, 2014, the Company was party to outstanding purchase contracts totaling $53.3 million, $4.6 million and $0.8 million payable in 2015, 2016, and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases
The Consolidated Statements of Operations include rental expense for operating leases of approximately $15.2 million, $9.6 million and $14.3 million in 2014, 2013 and 2012, respectively. The Company’s future minimum lease commitments under noncancelable operating leases are as follows (in thousands):

2015	$16,893
2016	14,019
2017	11,213
2018	8,197
2019	5,875
Thereafter	3,114
Total	$59,311
Certain of the Company’s operating leases include rent escalations. The Company includes the rent escalation in its minimum lease payments obligations and recognizes them as a component of rental expense on a straight-line basis over the minimum lease term.
The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. The maximum potential amount of the residual value guarantees is estimated to be approximately $29.7 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial. The Company historically has not experienced significant payments under similar residual guarantees.
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
Litigation
We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. Among other considerations, we have not recorded a liability for any of these indemnities as based upon the likelihood of payment, the fair value of such indemnities would not have a material impact on our financial condition, results of operations and cash flows    .
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
On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”). The cases were jointly administered under Case No. 08-45664. The Company emerged from Chapter 11 on December 28, 2009. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company is the named defendant in several pre-petition lawsuits that, as of December 28, 2014, have not been resolved. Among the claims presently pending are claims brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. These claims were brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these claims, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.
Other claims presently pending against the Company are claims seeking unspecified damages brought by current or former contract chicken growers who allege, along with other assertions, that the Company breached grower contracts and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. In the case styled Shelia Adams, et al. v. Pilgrim’s Pride Corporation, on September 30, 2011, the trial court issued its findings of fact and conclusions of law stating that the Company violated section 192(e) of the Packers and Stockyards Act of 1921 by purportedly attempting to manipulate the price of chicken by idling the El Dorado, Arkansas complex and rejecting the El Dorado growers’ contracts. The trial court awarded damages in the amount of $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals (“Fifth Circuit”). Oral argument occurred December 3, 2012. On August 27, 2013, the Fifth Circuit reversed the judgment, and entered a judgment in favor of the Company. Plaintiffs thereafter filed a petition for rehearing en banc. Plaintiffs’ petition for rehearing was denied on October 15, 2013. On January 13, 2014, Plaintiffs filed a Petition for a Writ of Certiorari requesting the Supreme Court of the United States to accept their case for review. Plaintiff’s petition for a Writ of Certiorari was denied on February 24, 2014. The Fifth Circuit's decision and prior favorable trial court rulings regarding the El Dorado growers' claims suggest that the likelihood of any recovery by growers remaining in the case is too remote to maintain the previously-recorded loss accrual. Therefore, the Company reversed the accrual on September 1, 2013.
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
The IRS filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserted claims that total $74.7 million. We entered into two Stipulations with the IRS on December 12, 2012 that accounted for approximately $29.3 million of the amended proof of claim and should result in no additional tax due.
In connection with the remaining claim for approximately $45.4 million included in the amended proof of claim, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 is capital in nature. On January 10, 2014, PPC filed both a Motion for Reconsideration and a Motion for Full Tax Court review of both its Motion for Reconsideration and any order issued in response to such motion. On March 10, 2014, the Tax Court denied both the Motion for Reconsideration and the Motion for Full Tax Court review. On April 14, 2014, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the Fifth Circuit. The Company filed an opening brief with the Fifth Circuit on June 30, 2014. The IRS filed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a response brief with the Fifth Circuit on August 15, 2014. The Company then filed their reply brief with the Fifth Circuit on September 2, 2014. Oral argument before the Fifth Circuit occurred during the week beginning January 5, 2015.
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
17. MARKET RISKS AND CONCENTRATIONS
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. With the exception of one customer that accounts for approximately 10.8% of trade accounts and other receivables at December 28, 2014, and approximately 8.2% of net sales for 2014, the Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.
At December 28, 2014, approximately 38.1% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2017 or 2018 with the exception of one live operations location where the collective bargaining agreement expired in 2014 and negotiations are ongoing. We have not experienced any labor-related work stoppage at any location in over nine years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. The Company is currently in negotiations at one location, and there is no assurance that agreement will be reached. In the absence of an agreement, we may become subject to labor disruption at this location, which could have an adverse effect on our financial results.
The aggregate carrying amount of net assets belonging to our Mexico operations was $454.5 million and $359.0 million at December 28, 2014 and December 29, 2013, respectively.
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
Net sales to customers by customer location and long-lived assets are as follows:

	2014	2013	2012
	(In thousands)
Net sales to customers by customer location:
United States	$7,067,408	$6,816,246	$6,600,206
Mexico	1,075,764	1,108,308	988,712
Asia	246,141	301,545	262,455
North America	80,121	51,275	111,305
Africa	49,810	38,809	62,642
Europe	44,377	73,349	79,101
South America	18,102	19,224	13,775
Pacific	1,642	2,392	3,186
Total	$8,583,365	$8,411,148	$8,121,382

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 28, 2014	December 29, 2013
	(In thousands)
Long-lived assets(a):
United States	$1,085,856	$1,066,963
Mexico	96,939	84,848
Total	$1,182,795	$1,151,811

(a)
For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

The following table sets forth, for the periods beginning with 2012, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	2014	2013	2012
	(In thousands)
U.S. chicken:
Prepared chicken	$1,787,389	$2,046,747	$2,239,289
Fresh chicken	4,703,993	4,123,087	3,583,854
Export and other chicken by-products	620,082	715,970	817,723
Total U.S. chicken	7,111,464	6,885,804	6,640,866
Mexico chicken	900,360	864,454	758,023
Total chicken	8,011,824	7,750,258	7,398,889
Other products:
U.S.	535,572	614,409	608,619
Mexico	35,969	46,481	113,874
Total other products	571,541	660,890	722,493
Total net sales	$8,583,365	$8,411,148	$8,121,382
19. QUARTERLY RESULTS (UNAUDITED)

2014	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
Net sales	$2,018,065	$2,186,817	$2,268,048	$2,110,435	$8,583,365
Gross profit	215,106	349,476	450,265	379,148	1,393,995
Net income attributable to PPC common stockholders	98,117	190,360	255,983	167,188	711,648
Net income per share amounts - basic	0.38	0.74	0.99	0.65	2.75
Net income per share amounts - diluted	0.38	0.73	0.99	0.64	2.74
Number of days in quarter	91	91	91	91	364

2013	First	Second	Third	Fourth(a)	Year
	(In thousands, except per share data)
Net sales	$2,036,929	$2,184,118	$2,142,816	$2,047,285	$8,411,148
Gross profit (loss)	118,434	282,507	236,573	207,925	845,439
Net loss attributable to PPC common stockholders	54,582	190,704	160,917	143,352	549,555
Net loss per share amounts - basic and diluted	0.21	0.74	0.62	0.55	2.12
Number of days in quarter	91	91	91	91	364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	In the fourth quarter of 2013, the Company recognized expenses related to the shutdown of our Dallas plant of $0.5 million and asset impairment charges of $0.5 million.

2012	First	Second	Third	Fourth(a)	Year
	(In thousands, except per share data)
Net sales	$1,888,773	$1,974,469	$2,068,478	$2,189,662	$8,121,382
Gross profit	110,065	144,089	106,135	75,543	435,832
Net income (loss) attributable to PPC common stockholders	39,173	69,357	42,931	22,773	174,234
Net income (loss) per share amounts - basic and diluted	0.18	0.27	0.17	0.09	0.70
Number of days in quarter	91	91	91	98	371

(a)	In the fourth quarter of 2012, the Company recognized expenses related to the shutdown of our Dallas plant of $1.1 million and asset impairment charges of $1.4 million.

SCHEDULE II
PILGRIM’S PRIDE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged to Operating Results	Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Trade Accounts and Other Receivables—
Allowance for Doubtful Accounts:
2014	$4,056	$520	$—	$2,051	(a)	$2,525
2013	3,757	1,668	—	1,369	(a)	4,056
2012	5,163	(1,629)	—	(223)	(a)	3,757
Trade Accounts and Other Receivables—
Allowance for Sales Adjustments:
2014	$7,089	$220,123	$—	$219,787	(b)	$7,425
2013	10,152	159,417	—	162,480	(b)	7,089
2012	8,030	147,126	—	145,004	(b)	10,152
Deferred Tax Assets—
Valuation Allowance:
2014	$10,400	$(1,250)	$—	$—	(c)	$9,150
2013	188,354	(164,180)	(13,774)	—	(c)	10,400
2012	230,336	(50,455)	8,473	—	(c)	188,354
(a) Uncollectible accounts written off, net of recoveries.
(b) Deductions either written off, rebilled or reclassified as liabilities for market development fund rebates.
(c) Reductions in the valuation allowance.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 28, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting that is described below in “Management’s Report on Internal Control over Financial Reporting.”
However, giving full consideration to the material weakness described below, the Company’s management has concluded that the Consolidated Financial Statements included in this annual report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP. KPMG LLP has issued its report dated February 11, 2015, which expressed an unqualified opinion on those Consolidated Financial Statements.
Changes in Internal Control Over Financial Reporting

Other than the identification of the material weakness described above, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 28, 2014, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published Internal Control-Integrated Framework (2013) (the “2013 Framework”) and related illustrative documents as an update to Internal Control-Integrated Framework (1992) (the “1992 Framework”). While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the 2013 Framework, among other matters, requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The Company expects to adopt the 2013 Framework during the fiscal year ending December 27, 2015.
Management’s Report on Internal Control over Financial Reporting
Pilgrim's Pride Corporation's (“PPC”) management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). PPC's internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.
Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, PPC's management assessed the design and operating effectiveness of internal control over financial reporting as of December 28, 2014 based on the framework set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that PPC’s internal control over financial reporting was not effective as of December 28, 2014 because of the material weakness described below. KPMG LLP, an independent registered public accounting firm, has issued an adverse report on the effectiveness of the Company's internal control over financial reporting as of December 28, 2014. That report is included in this Item 9A of this annual report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness in the design and operating effectiveness of general information technology controls. Specifically, the Company's process lacks sufficient internal controls intended to ensure (i) that access to applications and data, and the ability to make program changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Management does not believe any unauthorized entries were made despite the potential access to those applications and data by certain of our IT personnel. In response to the material weakness described above, the Company has developed a remediation plan, with oversight from the Audit Committee of the Board of Directors. As part of the remediation process, the Company will enhance its processes for authorizing access to systems and monitoring activities of individuals who are granted access to ensure that all information technology controls designed to restrict access to applications and data, and the ability to make program changes, are operating in a manner that provides management with assurance that such access is properly restricted to the appropriate personnel.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pilgrim’s Pride Corporation:
We have audited Pilgrim’s Pride Corporation’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pilgrim’s Pride Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the design and operating effectiveness of general information technology controls over access to applications and data and the ability to make program changes has been identified and included in management's assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pilgrim’s Pride Corporation and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the fifty-two weeks ended December 28, 2014 and December 29, 2013 and the fifty-three weeks ended December 30, 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated February 11, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Pilgrim’s Pride Corporation has not maintained effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Denver, Colorado
February 11, 2015

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
Reference is made to the sections entitled “Election of JBS Directors” and “Election of Equity Directors and the Founder Director” of the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which section is incorporated herein by reference.
Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which section is incorporated herein by reference.
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
The following table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 28, 2014. For additional information concerning terms of the LTIP, see “Note 14. Incentive Compensation” of our Consolidated Financial Statements included in this annual report.

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
See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Additional information responsive to Items 10, 11, 12 and 13 is incorporated by reference from the sections entitled “Security Ownership,” “Board of Directors Independence,” “Committees of the Board of Directors,” “Election of JBS Directors,” “Election of Equity Directors and the Founder Director,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” of the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

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

(3)	The financial statements schedule entitled “Valuation and Qualifying Accounts and Reserves” is filed as part of this annual report on page 84.

(b)	Exhibits
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

10.17
Amendment No. 1 to Credit Agreement dated May 21, 2014 among Pilgrim's Pride Corporation, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of Pilgrim’s Pride Corporation party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto.*

10.18
Amendment No. 2 to Credit Agreement dated December 16, 2014 among Pilgrim's Pride Corporation, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of Pilgrim’s Pride Corporation party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto. (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 19, 2014).

10.19
Amendment No. 3 to Credit Agreement dated January 14, 2015 among Pilgrim's Pride Corporation, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of Pilgrim’s Pride Corporation party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto. (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 15, 2015).

10.20
Second Amended and Restated Credit Agreement dated February 11, 2015 among Pilgrim's Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 11, 2015).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2015.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

	Chairman of the Board	February 11, 2015
Gilberto Tomazoni

/s/ William W. Lovette	President and Chief Executive Officer	February 11, 2015
William W. Lovette

Chief Financial Officer
/s/ Fabio Sandri	(Principal Financial Officer and	February 11, 2015
Fabio Sandri	Principal Accounting Officer)

	Director	February 11, 2015
Joesley Mendonça Batista

/s/ Wesley Mendonça Batista	Director	February 11, 2015
Wesley Mendonça Batista

/s/ David E. Bell	Director	February 11, 2015
David E. Bell

/s/ Michael L. Cooper	Director	February 11, 2015
Michael L. Cooper

/s/ Wallim Cruz de Vasconcellos Junior	Director	February 11, 2015
Wallim Cruz de Vasconcellos Junior

/s/ Charles Macaluso	Director	February 11, 2015
Charles Macaluso

/s/ Andre Nogueira de Souza	Director	February 11, 2015
Andre Nogueira de Souza

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

10.17
Amendment No. 1 to Credit Agreement dated December 16, 2014 among Pilgrim's Pride Corporation, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of Pilgrim’s Pride Corporation party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto.*

10.18
Amendment No. 2 to Credit Agreement dated December 16, 2014 among Pilgrim's Pride Corporation, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of Pilgrim’s Pride Corporation party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto. (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 19, 2014).

10.19
Amendment No. 3 to Credit Agreement dated January 14, 2015 among Pilgrim's Pride Corporation, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of Pilgrim’s Pride Corporation party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto. (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 15, 2015).

10.20
Second Amended and Restated Credit Agreement dated February 11, 2015 among Pilgrim's Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 11, 2015).

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 28, 2014, December 29, 2013, December 30, 2012, December 25, 2011 and December 26, 2010 .*

21	Subsidiaries of Registrant.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement