Form 10-Q
period 2015-03-29
PILGRIMS PRIDE CORP
filed 2015-04-30
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of April 29, 2015, was 259,700,145.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2015	December 28, 2014
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$478,037	$576,143
Trade accounts and other receivables, less allowance for doubtful accounts	364,991	378,890
Account receivable from related parties	4,719	5,250
Inventories	788,722	790,305
Income taxes receivable	—	10,288
Current deferred tax assets	30,751	27,345
Prepaid expenses and other current assets	84,997	95,439
Assets held for sale	1,419	1,419
Total current assets	1,753,636	1,885,079
Other long-lived assets	31,488	24,406
Identified intangible assets, net	25,348	26,783
Property, plant and equipment, net	1,181,408	1,182,795
Total assets	$2,991,880	$3,119,063

Accounts payable	$412,342	$399,486
Account payable to related parties	3,698	4,862
Accrued expenses and other current liabilities	272,063	311,879
Income taxes payable	41,475	3,068
Current deferred tax liabilities	26,478	25,301
Current maturities of long-term debt	133	262
Total current liabilities	756,189	744,858
Long-term debt, less current maturities	1,150,441	3,980
Deferred tax liabilities	73,908	76,216
Other long-term liabilities	102,275	97,208
Total liabilities	2,082,813	922,262
Common stock	2,597	2,590
Additional paid-in capital	1,670,978	1,662,354
Retained earnings (accumulated deficit)	(702,763)	591,492
Accumulated other comprehensive loss	(64,629)	(62,541)
Total Pilgrim’s Pride Corporation stockholders’ equity	906,183	2,193,895
Noncontrolling interest	2,884	2,906
Total stockholders’ equity	909,067	2,196,801
Total liabilities and stockholders’ equity	$2,991,880	$3,119,063
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
	(In thousands, except per share data)
Net sales	$2,052,919	$2,018,065
Cost of sales	1,675,799	1,802,959
Gross profit	377,120	215,106
Selling, general and administrative expense	49,507	45,201
Administrative restructuring charges	—	1,713
Operating income	327,613	168,192
Interest expense, net of capitalized interest	4,855	19,473
Interest income	(1,490)	(811)
Foreign currency transaction loss	8,974	337
Miscellaneous, net	(413)	(1,006)
Income before income taxes	315,687	150,199
Income tax expense	111,494	52,012
Net income	204,193	98,187
Less: Net income (loss) attributable to noncontrolling interests	(22)	70
Net income attributable to Pilgrim’s Pride Corporation	$204,215	$98,117

Weighted average shares of common stock outstanding:
Basic	259,653	258,923
Effect of dilutive common stock equivalents	276	523
Diluted	259,929	259,446

Net income attributable to Pilgrim's Pride Corporation per share of common stock outstanding:
Basic	$0.79	$0.38
Diluted	$0.79	$0.38
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Net income	$204,193	$98,187
Other comprehensive income:
Loss associated with available-for-sale securities, net of tax benefit (expense) of $12 and $(17), respectively	(19)	(36)
Loss associated with pension and other postretirement benefits, net of tax benefit of $1,255 and $3,509, respectively	(2,069)	(5,786)
Total other comprehensive loss, net of tax	(2,088)	(5,822)
Comprehensive income	202,105	92,365
Less: Comprehensive income (loss) attributable to noncontrolling interests	(22)	70
Comprehensive income attributable to Pilgrim's Pride Corporation	$202,127	$92,295
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
	(In thousands)
Balance at December 28, 2014	259,029	$2,590	$1,662,354	$591,492	$(62,541)	$2,906	$2,196,801
Net income (loss)	—	—	—	204,215	—	(22)	204,193
Other comprehensive loss, net of tax	—	—	—	—	(2,088)	—	(2,088)
Share-based compensation plans:
Common stock issued under compensation plans	671	7	(7)	—	—	—	—
Requisite service period recognition	—	—	797	—	—	—	797
Tax benefit related to share-based compensation	—	—	7,834	—	—	—	7,834
Special cash dividend	—	—	—	(1,498,470)	—	—	(1,498,470)
Balance at March 29, 2015	259,700	$2,597	$1,670,978	$(702,763)	$(64,629)	$2,884	$909,067

Balance at December 29, 2013	259,029	$2,590	$1,653,119	$(120,156)	$(45,735)	$2,784	$1,492,602
Net income	—	—	—	98,117	—	70	98,187
Other comprehensive loss, net of tax					(5,822)		(5,822)
Share-based compensation plans:
Requisite service period recognition	—	—	1,022	—	—	—	1,022
Balance at March 30, 2014	259,029	$2,590	$1,654,141	$(22,039)	$(51,557)	$2,854	$1,585,989
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$204,193	$98,187
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,152	38,260
Foreign currency transaction loss	12,074	941
Accretion of bond discount	—	114
Loss (gain) on property disposals	(881)	570
Gain on investment securities	—	(53)
Share-based compensation	797	1,022
Deferred income tax benefit	(2,408)	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	13,289	2,145
Inventories	(2,313)	14,310
Prepaid expenses and other current assets	9,294	(11,099)
Accounts payable, accrued expenses and other current liabilities	(28,702)	5,833
Income taxes	50,639	43,662
Long-term pension and other postretirement obligations	1,617	995
Other operating assets and liabilities	2,335	814
Cash provided by operating activities	296,086	195,701
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(32,591)	(47,760)
Purchases of investment securities	—	(37,000)
Proceeds from sale or maturity of investment securities	—	96,950
Proceeds from property disposals	867	1,511
Cash provided by (used in) investing activities	(31,724)	13,701
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	1,680,000	—
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(533,669)	(204,913)
Tax benefit related to share-based compensation	7,834	—
Payment of capitalized loan costs	(8,862)	—
Payment of special cash dividends	(1,498,470)	—
Cash used in financing activities	(353,167)	(204,913)
Effect of exchange rate changes on cash and cash equivalents	(9,301)	2,280
Increase in cash and cash equivalents	(98,106)	6,769
Cash and cash equivalents, beginning of period	576,143	508,206
Cash and cash equivalents, end of period	$478,037	$514,975
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 95 countries. Pilgrim's fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim's has approximately 34,200 employees and has the capacity to process more than 34 million birds per week for a total of more than 10 billion pounds of live chicken annually. Approximately 3,800 contract growers supply poultry for the Company's operations. As of March 29, 2015, JBS USA Holdings, Inc. (“JBS USA”), an indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.3% of the Company's outstanding common stock.
Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 29, 2015 are not necessarily indicative of the results that may be expected for the year ending December 27, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 28, 2014.
Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2015) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. Unless the FASB defers implementation of this new standard, the provisions of the new guidance will be effective as of the beginning of our 2017 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard.

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
As of March 29, 2015 and December 28, 2014, the Company held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities and deferred compensation plan assets. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments. The Company maintains nonqualified deferred compensation plans for executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The following items were measured at fair value on a recurring basis:

	March 29, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$4,338	$—	$—	$4,338
Derivative assets - foreign currency instruments	899	—	—	899
Deferred compensation plan assets	6,522	—	—	6,522
Derivative liabilities - commodity futures instruments	(3,751)	—	—	(3,751)
Derivative liabilities - commodity options instruments	(531)	—	—	(531)
Derivative liabilities - foreign currency instruments	(240)			(240)
Long-term debt and other borrowing arrangements:
Fixed-rate senior notes payable at 5.75%	(510,000)	—	—	(510,000)
Floating-rate term notes	(650,000)	—	—	(650,000)
Fixed-rate capital lease obligations	—	—	(617)	(617)

	December 28, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$8,416	$—	$—	$8,416
Derivative assets - foreign currency instruments	2,563	—	—	2,563
Deferred compensation plan assets	6,753	—	—	6,753
Derivative liabilities - commodity futures instruments	(8,580)	—	—	(8,580)
Derivative liabilities - commodity options instruments	(14,103)	—	—	(14,103)
Long-term debt and other borrowing arrangements:
Fixed-rate public notes	(3,979)	—	—	(3,979)
Fixed-rate capital lease obligations	—	—	(587)	(587)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Change in Value of Level 3 Liabilities:	(In thousands)
Balance, beginning of period	$587	$704
Borrowings	—	—
Payments	(36)	(33)
Change in fair value inputs	66	(3)
Balance, end of period	$617	$668
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

	March 29, 2015		December 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Note Reference
		(In thousands)
Derivative assets - commodity futures instruments	$4,338	$4,338	$8,416	$8,416	6
Derivative assets - commodity options instruments	—	—	—	—	6
Derivative assets - foreign currency instruments	899	899	2,563	2,563	6
Deferred compensation plan assets	6,522	6,522	6,753	6,753
Derivative liabilities - commodity futures instruments	(3,751)	(3,751)	(8,580)	(8,580)	6
Derivative liabilities - commodity options instruments	(531)	(531)	(14,103)	(14,103)	6
Derivative liabilities - foreign currency instruments	(240)	(240)	—	—	6
Long-term debt and other borrowing arrangements	(1,150,574)	(1,160,617)	(4,242)	(4,566)	9
Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Deferred compensation plan assets were recorded at fair value based on quoted market prices and are included in the line item Other assets in the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at March 29, 2015 or December 28, 2014, as applicable.
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

3.	TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	March 29, 2015	December 28, 2014
	(In thousands)
Trade accounts receivable	$357,101	$371,268
Account receivable from related parties(a)	4,719	5,250
Notes receivable - current	1,029	1,088
Other receivables	9,355	9,059
Receivables, gross	372,204	386,665
Allowance for doubtful accounts	(2,494)	(2,525)
Receivables, net	$369,710	$384,140
(a)    Additional information regarding accounts receivable from related parties is included in "Note 15. Related Party Transactions."

4.	INVENTORIES
Inventories consisted of the following:

	March 29, 2015	December 28, 2014
	(In thousands)
Live chicken and hens	$366,463	$363,438
Feed, eggs and other	199,638	198,681
Finished chicken products	222,118	227,649
Total chicken inventories	788,219	789,768
Commercial feed and other	503	537
Total inventories	$788,722	$790,305

5.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	March 29, 2015		December 28, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$124,968	$124,968	$204,286	$204,286
Other	53	53	80	80

All of the securities classified as cash and cash equivalents above mature within 90 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains recognized during the thirteen weeks ended March 29, 2015 and March 30, 2014 related to the Company's available-for-sale securities totaled approximately $130,000 and $195,900, respectively. Gross realized losses recognized during the thirteen weeks ended March 29, 2015 related to the Company's available-for-sale securities totaled approximately $8,300. No gross realized losses were recognized during the thirteen weeks ended March 30, 2014. Proceeds received from the sale or maturity of available-for-sale securities during the thirteen weeks ended March 29, 2015 and March 30, 2014 are disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company's available-for-sale securities recognized during the thirteen weeks ended March 29, 2015 and March 30, 2014 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the thirteen weeks ended March 29, 2015 and March 30, 2014 are disclosed in “Note 12. Stockholders' Equity.”

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
We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized a net gain of $23.4 million and a net loss of $8.0 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	March 29, 2015	December 28, 2014
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$4,338	$8,416
Commodity derivative liabilities	(4,282)	(22,683)
Cash collateral posted with brokers	19,448	25,205
Foreign currency derivative assets	899	2,563
Foreign currency derivative liabilities	(240)	—
Derivatives coverage(a):
Corn	1.7%	(8.2)%
Soybean meal	(10.1)%	(16.1)%
Period through which stated percent of needs are covered:
Corn	December 2016	September 2016
Soybean meal	December 2015	July 2015

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

7.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	March 29, 2015	December 28, 2014
	(In thousands)
Land	$66,959	$66,798
Buildings	1,090,989	1,086,690
Machinery and equipment	1,576,161	1,537,241
Autos and trucks	51,338	52,639
Construction-in-progress	117,229	129,701
PP&E, gross	2,902,676	2,873,069
Accumulated depreciation	(1,721,268)	(1,690,274)
PP&E, net	$1,181,408	$1,182,795
The Company recognized depreciation expense of $34.0 million and $33.2 million during the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively.
During the thirteen weeks ended March 29, 2015, we spent $32.6 million on capital projects and transferred $45.2 million of completed projects from construction-in-progress to depreciable assets.
During the thirteen weeks ended March 29, 2015, the Company sold miscellaneous equipment for cash of $0.9 million and recognized a net gain of $0.9 million. During the thirteen weeks ended March 30, 2014, the Company sold certain PP&E for cash of $1.5 million and recognized net losses on these sales of $0.6 million. PP&E sold in 2014 included a warehouse and a fertilizer building with miscellaneous fixtures and equipment in Texas.
     Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing plant in Louisiana and other miscellaneous assets, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At March 29, 2015 and December 28, 2014, the Company reported properties and related assets totaling $1.4 million and $1.4 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The Company tested the recoverability of its assets held for sale and determined that the aggregate carrying amount of each asset group was recoverable over the remaining life of the primary asset in that asset group.
The Company has closed or idled various processing complexes, processing plants, hatcheries, broiler farms, and feed mills throughout the U.S. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At March 29, 2015, the carrying amount of these idled assets was $66.6 million based on depreciable value of $178.7 million and accumulated depreciation of $112.1 million.
The Company last tested the recoverability of its long-lived assets held and used in December 2014. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the thirteen weeks ended March 29, 2015 that required the Company to test its long-lived assets held and used for recoverability.

8.	CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	March 29, 2015	December 28, 2014
	(In thousands)
Accounts payable:
Trade accounts	$367,117	$347,107
Book overdrafts	41,091	47,320
Other payables	4,134	5,059
Total accounts payable	412,342	399,486
Accounts payable to related parties(a)	3,698	4,862
Accrued expenses and other current liabilities:
Compensation and benefits	94,042	123,495
Interest and debt-related fees	2,313	780
Insurance and self-insured claims	92,936	85,240
Derivative liabilities:
Futures	3,751	8,580
Options	531	14,103
Foreign currency	240	—
Other accrued expenses	78,250	79,681
Total accrued expenses and other current liabilities	272,063	311,879
	$688,103	$716,227
(a)    Additional information regarding accounts payable from related parties is included in "Note 15. Related Party Transactions."

9.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	March 29, 2015	December 28, 2014
		(In thousands)
Senior notes payable at 5.75%	2025	$500,000	$—
U.S. Credit Facility (defined below):
Term note payable at 1.676%	2020	650,000	—
Revolving note payable	2020	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 1.05%	2017	—	—
JBS USA Holdings, Inc. Subordinated Loan Facility	2015	—	—
Other	Various	574	4,242
Long-term debt		1,150,574	4,242
Less: Current maturities of long-term debt		(133)	(262)
Long-term debt, less current maturities		$1,150,441	$3,980
Senior Notes
On March 11, 2015, the Company completed a sale of $500.0 million aggregate principal amount of its 5.75% senior notes due 2025 (the “Senior Notes”). The Company used the net proceeds from the sale of the Senior Notes to repay $350.0 million and $150.0 million of the term loan indebtedness under the the U.S. Credit Facility (defined below) on March 12, 2015 and April 22, 2015, respectively. The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.

The Senior Notes are governed by, and were issued pursuant to, an indenture dated as of March 11, 2015 by and among the Company, its guarantor subsidiary and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The Indenture provides, among other things, that the Senior Notes bear interest at a rate of 5.75% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on September 15, 2015. The Senior Notes are guaranteed on a senior unsecured basis by the Company's guarantor subsidiary. In addition, any of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes. The Senior Notes and related guarantees are unsecured senior obligations of the Company and its guarantor subsidiary and rank equally with all of the Company’s and its guarantor subsidiary's other unsubordinated indebtedness. The Senior Notes and the Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes when due, among others.
U.S. Credit Facility
On February 11, 2015, the Company and its subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (together, the “To-Ricos Borrowers”), entered into a Second Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch (“Rabobank”), as administrative agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of at least $700.0 million and a term loan commitment of up to $1.0 billion (the “Term Loans”). The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 11, 2020. Because the Company prepaid $350.0 million of the term loan indebtedness with proceeds from the Senior Notes, the Company is not required to pay quarterly installments. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The Company had Term Loans outstanding totaling $650.0 million as of March 29, 2015.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through March 29, 2015 and, based on our net senior secured leverage ratio, between LIBOR plus 1.25%and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through March 29, 2015 and, based on our net senior secured leverage ratio, between the base rate plus 0.25%and base rate plus 1.75% thereafter.
Actual borrowings by the Company under the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. Revolving loan availability under the borrowing base also will be limited to an aggregate of $25.0 million with respect to the To-Ricos Borrowers. As of March 29, 2015, the applicable borrowing base was $700.0 million and the amount available for borrowing under the revolving loan commitment was $679.9 million. The Company had letters of credit of $20.1 million and no outstanding borrowings under the revolving loan commitment as of March 29, 2015.
The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect the Company's ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of the Company's assets. The U.S. Credit Facility requires the Company to comply with a minimum level of tangible net worth covenant. The U.S. Credit Facility also provides that the Company may not incur capital expenditures in excess of $500.0 million in any fiscal year. The Company is currently in compliance with the covenants under the U.S. Credit Facility.
All obligations under the U.S. Credit Facility will continue to be unconditionally guaranteed by certain of the Company's subsidiaries and will continue to be secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts and inventory of the Company and its subsidiaries, (ii) 100% of the equity interests in the Company's domestic subsidiaries and 65% of the equity interests in the Company's direct foreign subsidiaries and (iii) substantially all of the assets of the Company and the guarantors under the U.S. Credit Facility.

Subordinated Loan Agreement
On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, the Company agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. Credit Facility (as defined below). In the thirteen weeks ended March 29, 2015, the Company reimbursed JBS USA $0.2 million for letter of credit costs. As of March 29, 2015, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf. There remains no other commitment of JBS USA to make advances under the Subordinated Loan Agreement.
Mexico Credit Facility
On July 23, 2014, Avícola and certain Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Multiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is 560.0 million Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the TIIE rate plus 1.05%. The Mexico Credit Facility will mature on July 23, 2017. As of March 29, 2015, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $36.8 million, and there were no outstanding borrowings under the Mexico Credit Facility.

10.	INCOME TAXES
The Company recorded income tax expense of $111.5 million, a 35.3% effective tax rate, for the thirteen weeks ended March 29, 2015 compared to income tax expense of $52.0 million, a 34.6% effective tax rate, for the thirteen weeks ended March 30, 2014. The income tax expense recognized for the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively, was primarily the result of the tax expense recorded on the Company's year-to-date income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 29, 2015, the Company did not believe it had sufficient positive evidence to conclude that realization of its federal capital loss carry forwards and a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the thirteen weeks ended March 29, 2015 and March 30, 2014, there is tax effect of $1.3 million and $3.5 million, respectively, reflected in other comprehensive income.
For the thirteen weeks ended March 29, 2015, there is tax effect of $7.8 million reflected in additional paid-in-capital due to excess tax benefits related to compensation on dividend equivalent rights and vested stock awards. For the thirteen weeks ended March 30, 2014, there is no tax effect reflected in additional paid-in-capital due to excess compensation.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by taxing authorities for years prior to 2009 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2009.
The Company is challenging the IRS' amended proof of claim relating to the tax year ended June 26, 2004 for Gold Kist Inc. (“Gold Kist”). See “Note 15. Commitments and Contingencies” for additional information.

11.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans totaled $4.5 million and $1.4 million in the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for these defined benefit plans were as follows:

	Thirteen Weeks Ended March 29, 2015		Thirteen Weeks Ended March 30, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$190,401	$1,657	$170,030	$1,705
Interest cost	1,938	17	2,026	20
Actuarial losses (gains)	6,915	38	9,017	52
Benefits paid	(1,479)	(32)	(3,603)	(37)
Curtailments and settlements	(11,945)	—	—	—
Projected benefit obligation, end of period	$185,830	$1,680	$177,470	$1,740

	Thirteen Weeks Ended March 29, 2015		Thirteen Weeks Ended March 30, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$113,552	$—	$108,496	$—
Actual return on plan assets	2,061	—	1,353	—
Contributions by employer	1,881	32	1,529	37
Benefits paid	(1,479)	(32)	(3,603)	(37)
Curtailments and settlements	(11,945)	—	—	—
Fair value of plan assets, end of period	$104,070	$—	$107,775	$—

	March 29, 2015		December 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(81,760)	$(1,680)	$(76,849)	$(1,657)

	March 29, 2015		December 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(9,368)	$(129)	$(9,373)	$(129)
Long-term liability	(72,392)	(1,551)	(67,476)	(1,528)
Recognized liability	$(81,760)	$(1,680)	$(76,849)	$(1,657)

	March 29, 2015		December 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss (gain)	$47,191	$(88)	$43,907	$(127)
The accumulated benefit obligation for our defined benefit pension plans was $185.8 million and $190.0 million at March 29, 2015 and December 28, 2014, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at March 29, 2015 and December 28, 2014, respectively.

Net Periodic Benefit Cost (Income)
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended March 29, 2015		Thirteen Weeks Ended March 30, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,938	$17	$2,026	$20
Estimated return on plan assets	(1,671)	—	(1,593)	—
Settlement loss	3,062	—	—	—
Amortization of net loss	179	—	14	—
Net costs	$3,508	$17	$447	$20
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	March 29, 2015		December 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	3.97%	3.97%	4.22%	4.22%

	Thirteen Weeks Ended March 29, 2015		Thirteen Weeks Ended March 30, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	4.22%	4.22%	4.95%	4.95%
Expected return on plan assets	6.00%	NA	6.00%	NA
Discount rates were determined based on current investment yields on high-quality corporate long-term bonds. The expected rate of return on plan assets was determined based on the current interest rate environment and historical market premiums relative to the fixed income rates of equities and other asset classes. We also take into consideration anticipated asset allocations, investment strategies and the views of various investment professionals when developing this rate.
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	March 29, 2015	December 28, 2014
Cash and cash equivalents	—%	—%
Pooled separate accounts(a):
Equity securities	7%	6%
Fixed income securities	6%	6%
Common collective trust funds(a):
Equity securities	57%	60%
Fixed income securities	30%	28%
Total assets	100%	100%

(a)
Pooled separate accounts (“PSAs”) and common collective trust funds (“CCTs”) are two of the most common types of alternative vehicles in which benefit plans invest. These investments are pooled funds that look like mutual funds, but they are not registered with the SEC. Often times, they will be invested in mutual funds or other marketable securities, but the unit price generally will be different from the value of the underlying securities because the fund may also hold cash for liquidity purposes, and the fees imposed by the fund are deducted from the fund value rather than charged separately to investors. Some PSAs and CCTs have no restrictions as to their investment strategy and can invest in riskier investments, such as derivatives, hedge funds, private equity funds, or similar investments.

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
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of March 29, 2015 and December 28, 2014:

	March 29, 2015				December 28, 2014
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$60	$—	$—	$60	$33	$—	$—	$33
Pooled separate accounts:
Large U.S. equity funds(d)	—	4,125	—	4,125	—	4,147	—	4,147
Small/Mid U.S. equity funds(e)	—	1,101	—	1,101	—	1,062	—	1,062
International equity funds(f)	—	1,746	—	1,746	—	1,719	—	1,719
Fixed income funds(g)	—	6,619	—	6,619	—	6,609	—	6,609
Common collective trusts funds:
Large U.S. equity funds(d)	—	26,731	—	26,731	—	29,964	—	29,964
Small U.S. equity funds(e)	—	15,530	—	15,530	—	18,411	—	18,411
International equity funds(f)	—	17,075	—	17,075	—	19,730	—	19,730
Fixed income funds(g)	—	31,083	—	31,083	—	31,877	—	31,877
Total assets	$60	$104,010	$—	$104,070	$33	$113,519	$—	$113,552

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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

Benefit Payments
The following table reflects the benefits as of March 29, 2015 expected to be paid through 2024 from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2015 (remaining)	$10,094	$96
2016	12,937	130
2017	12,502	130
2018	11,769	130
2019	11,278	130
2020-2024	52,157	627
Total	$110,737	$1,243
We anticipate contributing $7.5 million and $0.1 million, as required by funding regulations or laws, to our pension and other postretirement plans, respectively, during the remainder of 2015.

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Thirteen Weeks Ended March 29, 2015		Thirteen Weeks Ended March 30, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$43,907	$(127)	$16,957	$(126)
Amortization	(179)	—	(14)	—
Curtailment and settlement adjustments	(3,062)	—	—	—
Actuarial loss	6,914	39	9,017	52
Asset loss (gain)	(389)	—	241	—
Net actuarial loss (gain), end of period	$47,191	$(88)	$26,201	$(74)
The Company expects to recognize in net pension cost throughout the remainder of 2015 an actuarial loss of $0.5 million that was recorded in accumulated other comprehensive loss at March 29, 2015.
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

12.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Thirteen Weeks Ended March 29, 2015(a)			Thirteen Weeks Ended March 30, 2014(a)
	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(62,572)	$31	$(62,541)	$(45,797)	$62	$(45,735)
Other comprehensive income (loss) before reclassifications	(2,180)	32	(2,148)	(5,795)	(11)	(5,806)
Amounts reclassified from accumulated other comprehensive loss to net income	111	(51)	60	9	(25)	(16)
Net current period other comprehensive loss	(2,069)	(19)	(2,088)	(5,786)	(36)	(5,822)
Balance, end of period	$(64,641)	$12	$(64,629)	$(51,583)	$26	$(51,557)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Thirteen Weeks Ended March 29, 2015	Thirteen Weeks Ended March 30, 2014	Affected Line Item in the Condensed Consolidated Statements of Operations
	(In thousands)
Realized gain on sale of securities	$82	$40	Selling, general and administrative expense
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(6)	—	Cost of sales
Legacy Gold Kist plans(c)(d)	(173)	(14)	Selling, general and administrative expense
Total before tax	(97)	26
Tax benefit (expense)	37	(10)
Total reclassification for the period	$(60)	16

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Pilgrim's Pride Retirement Plan for Union Employees, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

Special Cash Dividend
On February 17, 2015, the Company paid a special cash dividend from retained earnings of approximately $1.5 billion, or $5.77 per share, to stockholders of record as of January 30, 2015. The Company used proceeds from the U.S. Credit Facility, along with cash on hand, to fund the special cash dividend.
Restrictions on Dividends
Both the U.S. Credit Facility and the indenture governing the Senior Notes restrict, but do not prohibit, the Company from declaring dividends.

13.	INCENTIVE COMPENSATION
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $8.6 million in costs related to the STIP at March 29, 2015 related to cash bonus awards that could potentially be awarded during the remainder of 2015 and 2016.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company's officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At March 29, 2015, we have reserved approximately 5.0 million shares of common stock for future issuance under the LTIP.

The following awards were outstanding during the thirteen weeks ended March 29, 2015:

Award Type	Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award(a)	Vesting Condition	Vesting Date	Vesting Date Fair Value per Award(a)	Estimated Forfeiture Rate	Awards Forfeited to Date	Settlement Method
RSU	LTIP	608,561	02/04/2013	$8.89	Service	12/31/2014	$32.79	9.66%	144,382	Stock
RSA	LTIP	15,000	02/25/2013	8.72	Service	02/24/2015	27.55	—%	—	Stock
RSA	LTIP	15,000	02/25/2013	8.72	Service	02/24/2016		—%	—	Stock
RSU	LTIP	206,933	02/26/2013	8.62	Service	12/31/2014	32.79	—%	—	Stock
RSU	LTIP	462,518	02/19/2014	16.70	Service	12/31/2016		13.49%	13,301	Stock
RSU	LTIP	269,662	03/03/2014	17.18	Performance / Service	12/31/2017		12.34%	—	Stock
RSU	LTIP	158,226	02/26/2015	27.51	Performance / Service	12/31/2018		(b)	—	Stock

(a)	The fair value of each RSA and RSU granted or vested represents the closing price of the Company's common stock on the respective grant date or vesting date.

(b)	The estimated forfeiture rate for these awards will be set if or when performance conditions associated with the awards are satisfied.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Share-based compensation cost:
Cost of sales	$113	$19
Selling, general and administrative expense	684	1,003
Total	$797	$1,022

Income tax benefit	$243	$275
The Company’s RSA and RSU activity is included below:

	Thirteen Weeks Ended March 29, 2015		Thirteen Weeks Ended March 30, 2014
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of period	30	$8.72	203	$6.59
Vested	(15)	8.72	(100)	7.10
Outstanding at end of period	15	$8.72	103	$6.09

RSUs:
Outstanding at beginning of period	1,120	$11.97	729	$8.81
Granted	428	21.00	462	16.70
Vested	(671)	8.81	—	—
Forfeited	—	—	(24)	8.89
Outstanding at end of period	877	$18.80	1,167	$11.93
The total fair value of awards vested during the thirteen weeks ended March 29, 2015 and March 30, 2014 was $22.4 million and $1.6 million, respectively.
At March 29, 2015, the total unrecognized compensation cost related to all nonvested awards was $13.0 million. That cost is expected to be recognized over a weighted average period of 2.75 years.

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
On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. As of March 29, 2015, JBS USA beneficially owned 75.3% of the total outstanding shares of our common stock.

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
	(In thousands)
JBS USA:
Letter of credit fees(a)	$317	$335
JBS USA, LLC:
Purchases from JBS USA, LLC(b)	27,580	24,989
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride Corporation(c)	8,580	12,458
Sales to JBS USA, LLC(b)	6,868	15,355
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(c)	1,715	533
JBS Chile Ltda.:
Sales to JBS Chile Ltda.	165	—

(a)
Beginning on October 26, 2011, JBS USA arranged for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential liability claims. We agreed to reimburse JBS USA up to $56.5 million for potential draws upon these letters of credit. We reimburse JBS USA $0.3 million for the letter of credit costs we would have otherwise incurred under our credit facilities. During 2015, we have paid JBS USA $1.0 million for letter of credit costs. As of March 29, 2015, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

(b)
We routinely execute transactions to both purchase products from JBS USA, LLC and sell products to them. As of March 29, 2015 and December 28, 2014, the outstanding payable to JBS USA, LLC was $3.7 million and $4.8 million, respectively. As of March 29, 2015 and December 28, 2014, the outstanding receivable from JBS USA, LLC was $4.7 million and $1.4 million, respectively. As of March 29, 2015, approximately $5.2 million of goods from JBS USA, LLC were in transit and not reflected on our Condensed Consolidated Balance Sheet.

(c)
On January 19, 2010, the Company entered into an agreement with JBS USA, LLC in order to allocate costs associated with JBS USA, LLC's procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. On January 1, 2014, the Company also entered into an agreement with JBS USA, LLC in order to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA, LLC on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA, LLC will be reimbursed by JBS USA, LLC. This agreement expires on December 31, 2016.

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
On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”). The cases were jointly administered under Case No. 08-45664. The Company emerged from Chapter 11 on December 28, 2009. The Company is the named defendant in several pre-petition lawsuits that, as of March 29, 2015, have not been resolved.

Tax Claims and Proceedings
The United States Department of Treasury, IRS filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserted claims that total $74.7 million. We entered into two Stipulations with the IRS on December 12, 2012 that accounted for approximately $29.3 million of the amended proof of claim and should result in no additional tax due.
In connection with the remaining claim for approximately $45.4 million included in the amended proof of claim, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 is capital in nature. On January 10, 2014, the Company filed both a Motion for Reconsideration and a Motion for Full Tax Court review of both its Motion for Reconsideration and any order issued in response to such motion. On March 10, 2014, the Tax Court denied both the Motion for Reconsideration and the Motion for Full Tax Court review. On April 14, 2014, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals (the “Fifth Circuit”). The Company filed an opening brief with the Fifth Circuit on June 30, 2014. The IRS filed a response brief with the Fifth Circuit on August 15, 2014. The Company then filed their reply brief with the Fifth Circuit on September 2, 2014. Oral argument before the Fifth Circuit occurred during the week beginning January 5, 2015. On February 25, 2015, the Fifth Circuit issued its opinion, which reversed the Tax Court’s judgment and rendered judgment in favor of the Company. The IRS has until May 26, 2015 to petition for a writ of certiorari to the Supreme Court of the United States (the “U.S. Supreme Court”).
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
Grower Claims and Proceedings
On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against the Company in the Bankruptcy Court styled “Shelia Adams, et al. v. Pilgrim’s Pride Corporation” seeking unspecified damages and alleging, along with other assertions, that the Company breached grower contracts and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. On September 30, 2011, the trial court hearing the case issued its findings of fact and conclusions of law stating that the Company violated section 192(e) of the Packers and Stockyards Act of 1921 by purportedly attempting to manipulate the price of chicken by idling the El Dorado, Arkansas complex and rejecting the El Dorado growers’ contracts. The trial court awarded damages in the amount of $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the Fifth Circuit. Oral argument occurred December 3, 2012. On August 27, 2013, the Fifth Circuit reversed the judgment, and entered a judgment in favor of the Company. Plaintiffs thereafter filed a petition for rehearing en banc. Plaintiffs’ petition for rehearing was denied on October 15, 2013. On January 13, 2014, Plaintiffs filed a Petition for a Writ of Certiorari requesting the U.S. Supreme Court to accept their case for review. Plaintiff’s petition for a Writ of Certiorari was denied on February 24, 2014. The Fifth Circuit's decision and prior favorable trial court rulings regarding the El Dorado growers' claims suggest that the likelihood of any recovery by growers remaining in the case is too remote to maintain the previously-recorded loss accrual. Therefore, the Company reversed the accrual on September 1, 2013.
As for the remaining chicken grower claims, the bench trial relating to the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex began on July 16, 2012. That bench trial concluded on August 2, 2012, but the trial court postponed its ruling until the appeals process regarding the allegations asserted by the El Dorado growers was exhausted. The bench trial relating to the claims asserted by the plaintiffs from the Nacogdoches, Texas complex began on September 12, 2012, but was also postponed until the appeals process regarding the allegations asserted by the El Dorado growers was exhausted. The remaining bench trial for the plaintiffs from the De Queen and Batesville, Arkansas complexes was scheduled for October 29, 2012, but that trial date was canceled. Following the denial by the U.S. Supreme Court for a Writ of Certiorari related to the claims asserted by the plaintiffs from the El Dorado, Arkansas complex, the trial court requested briefing on the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex and scheduled trial proceedings for allegations asserted by the plaintiffs from the Nacogdoches complex on August 25, 2014 and allegations asserted by the plaintiffs from the De Queen and Batesville, Arkansas complexes on October 27, 2014. Prior to commencing the trial proceedings on the allegations asserted by the plaintiffs from the De Queen and Batesville, Arkansas complexes, the trial court announced it would enter judgment in the Company's favor on all remaining federal causes of action, and plaintiffs from the De Queen and Batesville complexes were given additional time to brief

Arkansas state law claims. The court-imposed deadline passed with no briefs filed by plaintiffs. At this time, the trial court has not memorialized its decision in writing.
ERISA Claims and Proceedings
Claims have been brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. §1132. These claims were brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these claims, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

16.	PENDING ACQUISITION
On July 28, 2014, the Company entered into a definitive agreement to purchase Provemex Holdings LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for approximately $400.0 million, which is subject to adjustment for closing date working capital. On April 29, 2015, the Company entered into an amendment to the agreement with Tyson Foods, Inc. to extend the deadline to consummate the transaction from April 30, 2015 to June 30, 2015. The closing of the transaction is subject to regulatory approvals and other customary closing conditions, including the approval of applicable merger control regulatory authorities in Mexico.  We expect that a decision from these regulatory authorities will be obtained during the second quarter of fiscal 2015. If the acquisition is completed, we expect to fund the purchase price from available cash balances and bank credit. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. It has a production capacity of 3 million birds per week in its three plants and employs more than 5,400 in its plants, offices and seven distribution centers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. We have approximately 34,200 employees and have the capacity to process more than 34 million birds per week for a total of more than 10 billion pounds of live chicken annually. Approximately 3,800 contract growers supply poultry for our operations. As of March 29, 2015, JBS USA Holdings, Inc. (“JBS USA”), an indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.3% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2015) in this report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $204.2 million, or $0.79 per diluted common share, for the thirteen weeks ended March 29, 2015. These operating results included gross profit of $377.1 million. During the thirteen weeks ended March 29, 2015, we generated $296.1 million of cash from operations.
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

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2015:
First Quarter	$4.13	$3.70	$377.40	$317.50
2014:
Fourth Quarter	4.14	3.21	411.60	304.60
Third Quarter	4.24	3.23	464.20	307.20
Second Quarter	5.16	4.39	506.00	448.40
First Quarter	4.92	4.12	470.50	416.50
2013:
Fourth Quarter	4.49	4.12	464.60	392.80
Third Quarter	7.17	4.49	535.50	396.00
Second Quarter	7.18	6.29	490.30	391.80
First Quarter	7.41	6.80	438.50	398.20
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity's price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended March 29, 2015 and March 30, 2014, we recognized net gains totaling $23.4 million and net losses of $8.0 million, respectively, related to changes in the fair values of our derivative financial instruments.
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
Recent Developments
Tyson Mexico Acquisition. On July 28, 2014, the Company entered into a definitive agreement to purchase Provemex Holdings LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for approximately $400.0 million, which is subject to adjustment for closing date working capital. On April 29, 2015, we entered into an amendment to the agreement with Tyson Foods, Inc. to extend the deadline to consummate the transaction from April 30, 2015 to June 30, 2015. The closing of the transaction is subject to regulatory approvals and other customary closing conditions, including the approval of applicable merger control regulatory authorities in Mexico.  We expect that a decision from these regulatory authorities will be obtained during the second quarter of fiscal 2015. If the acquisition is completed, we expect to fund the purchase price from available cash balances and bank credit. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. It has a production capacity of 3 million birds per week in its three plants and employs more than 5,400 in its plants, offices and seven distribution centers. The acquisition would further strengthens our strategic position in the Mexico chicken market. If the acquisition is completed, we expect to maintain the operations working to capacity with the existing workforce, maintaining labor contracts in place. The financial information included in this quarterly report does not give pro forma effect to the Tyson Mexico acquisition.
Amended and Restated U.S. Credit Facility. On February 11, 2015, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch (“Rabobank”), as administrative agent, and the other lenders party thereto. The U.S. Credit Facility amends and restates the Company’s existing credit agreement dated August 7, 2013 with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of at least $700.0 million and a term loan commitment of up to $1.0 billion. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase. For additional information regarding the U.S. Credit Facility, see “ - Liquidity and Capital Resources - Long-Term Debt and Other Borrowing Arrangements - U.S. Credit Facility.”
Special Cash Dividend. On January 14, 2015, we declared a special cash dividend of $5.77 per share with a total payment amount of approximately $1.5 billion based on the number of shares outstanding. The special cash dividend was paid on February 17, 2015 to stockholders of record as of January 30, 2015 using proceeds from certain borrowings under the U.S. Credit Facility and cash on hand. For additional information, see “Note 12. Stockholders' Equity - Special Cash Dividend” of our Condensed Consolidated Financial Statements included in this quarterly report.
Senior Notes Due 2025. On March 11, 2015, the Company completed a sale of $500.0 million aggregate principal amount of its 5.75% senior notes due 2025 (the “Senior Notes”). The Company used the net proceeds from the sale of the Senior Notes to repay $350.0 million and $150.0 million of the term loan indebtedness under the U.S. Credit Facility on March 12, 2015 and April 22, 2015, respectively. For additional information regarding the Senior Notes due 2025, see “ - Liquidity and Capital Resources - Long-Term Debt and Other Borrowing Arrangements - Senior Notes.”
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

Results of Operations
Thirteen Weeks Ended March 29, 2015 Compared to Thirteen Weeks Ended March 30, 2014
Net sales. Net sales generated in the thirteen weeks ended March 29, 2015 increased $34.9 million, or 1.7%, from net sales generated in the thirteen weeks ended March 30, 2014. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended March 29, 2015	Change from Thirteen Weeks Ended March 30, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$1,842,758	$48,081	2.7%	(a)
Mexico	210,161	(13,227)	(5.9)%	(b)
Total net sales	$2,052,919	$34,854	1.7%

(a)
U.S. net sales generated in the thirteen weeks ended March 29, 2015 increased $48.1 million, or 2.7%, from U.S. net sales generated in the thirteen weeks ended March 30, 2014 primarily because of increases in both net sales per pound and sales volume. Higher net sales per pound, which reflects a slight shift in product mix toward higher-priced fresh chicken products when compared to the same period in the prior year, contributed $27.2 million, or 1.5 percentage points, to the net sales increase. An increase in sales volume contributed $20.9 million, or 1.2 percentage points, to the net sales increase. Included in U.S. net sales generated during the thirteen weeks ended March 29, 2015 and March 30, 2014 were net sales to JBS USA, LLC totaling $6.9 million and $15.4 million, respectively.

(b)
Mexico net sales generated in the thirteen weeks ended March 29, 2015 decreased $13.2 million, or 5.9%, from Mexico net sales generated in the thirteen weeks ended March 30, 2014 primarily because of the impact of foreign currency translation, which contributed $27.3 million, or 12.2 percentage points, to the decrease in net sales. Increases in net sales per pound and sales volume offset the negative impact that foreign currency translation had on net sales by $9.5 million, or 4.3 percentage points, and $4.6 million, or 2.0 percentage points, respectively,

Gross profit . Gross profit increased by $162.0 million, or 75.3%, from $215.1 million generated in the thirteen weeks ended March 30, 2014 to $377.1 million generated in the thirteen weeks ended March 29, 2015. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended March 29, 2015	Change from Thirteen Weeks Ended March 30, 2014		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	March 29, 2015	March 30, 2014
	In thousands, except percent data
Net sales	$2,052,919	$34,854	1.7%	100.0%	100.0%
Cost of sales	1,675,799	(127,160)	(7.1)%	81.6%	89.3%	(a)(b)
Gross profit	$377,120	$162,014	75.3%	18.4%	10.7%

Sources of gross profit	Thirteen Weeks Ended March 29, 2015	Change from Thirteen Weeks Ended March 30, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$338,551	$165,851	96.0%	(a)
Mexico	38,545	(3,861)	(9.1)%	(b)
Elimination	24	24	—%
Total gross profit	$377,120	$162,014	75.3%

Sources of cost of sales	Thirteen Weeks Ended March 29, 2015	Change from Thirteen Weeks Ended March 30, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$1,504,207	$(117,770)	(7.3)%	(a)
Mexico	171,616	(9,366)	(5.2)%	(b)
Elimination	(24)	(24)	—%
Total cost of sales	$1,675,799	$(127,160)	(7.1)%

(a)
Cost of sales incurred by the U.S. operations during the thirteen weeks ended March 29, 2015 decreased $117.8 million, or 7.3%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended March 30, 2014. Cost of sales decreased primarily because of a $69.0 million decrease in feed ingredients costs, derivative gains of $23.0 million recognized in the thirteen weeks ended March 29, 2015 as compared to derivative losses of $7.5 million recognized in the thirteen weeks ended March 30, 2014, and a $5.9 million decrease in utilities costs. These decreases in cost of sales components were partially offset by a $6.7 million increase in co-pack labor and meat, a $3.9 million increase in contract grower costs, and a $3.1 million increase in freight and storage costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the thirteen weeks ended March 29, 2015 decreased $9.4 million, or 5.2%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended March 30, 2014. The impact of foreign currency translation contributed $22.3 million, or 12.4 percentage points, to the decrease in cost of sales. A $7.5 million increase in feed ingredients costs partially offset the positive impact that foreign currency translation had on cost of sales. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $159.4 million, or 94.8%, from $168.2 million generated in the thirteen weeks ended March 30, 2014 to $327.6 million generated in the thirteen weeks ended March 29, 2015. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Thirteen Weeks Ended March 29, 2015	Change from Thirteen Weeks Ended March 30, 2014		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	March 29, 2015	March 30, 2014
	(In thousands, except percent data)
Gross profit	$377,120	$162,014	75.3%	18.4%	10.7%
SG&A expense	49,507	4,306	9.5%	2.4%	2.2%	(a)(b)
Administrative restructuring charges	—	(1,713)	(100.0)%	—%	0.1%
Operating income	$327,613	$159,421	94.8%	16.0%	8.3%

Sources of operating income	Thirteen Weeks Ended March 29, 2015	Change from Thirteen Weeks Ended March 30, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$293,653	$163,073	124.9%
Mexico	33,936	(3,676)	(9.8)%
Elimination	24	24	—%
Total operating income	$327,613	$159,421	94.8%

Sources of SG&A expense	Thirteen Weeks Ended March 29, 2015	Change from Thirteen Weeks Ended March 30, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$44,898	$4,491	11.1%	(a)
Mexico	4,609	(185)	(3.9)%	(b)
Total SG&A expense	$49,507	$4,306	9.5%

Sources of administrative restructuring charges	Thirteen Weeks Ended March 29, 2015	Change from Thirteen Weeks Ended March 30, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$—	$(1,713)	(100.0)%
Mexico	—	—	—%
Total administrative restructuring charges	$—	$(1,713)	(100.0)%

(a)
SG&A expense incurred by the U.S. operations during the thirteen weeks ended March 29, 2015 increased $4.5 million, or 11.1%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended March 30, 2014 primarily because of $5.1 million increase in employee wages and benefits partially offset by a $1.1 million decrease in allocated costs charged for administrative functions shared with JBS USA, LLC and a $0.9 million decrease in bad debt expense. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the thirteen weeks ended March 29, 2015 decreased $0.2 million, or 3.9%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended March 30, 2014 primarily because of a $0.3 million decrease in employee wages and benefits, a $0.2 million decrease in professional fees and a $0.1 million decrease in repairs and maintenance partially offset by a $0.5 million increase in contract labor expense. Other factors affecting SG&A expense were individually immaterial.

Net interest expense. Net interest expense decreased 82.0% to $3.4 million recognized in the thirteen weeks ended March 29, 2015 from $18.7 million recognized in the thirteen weeks ended March 30, 2014 primarily because of a decrease in the weighted average interest rate compared to the same period in the prior year. The weighted average interest rate decreased from 8.20% in the thirteen weeks ended March 30, 2014 to 4.90% in the thirteen weeks ended March 29, 2015. Average borrowings increased from $705.2 million in the thirteen weeks ended March 30, 2014 to $722.5 million in the thirteen weeks ended March 29, 2015 due to increased borrowings related to our Senior Notes and U.S. Credit Facility term notes.
Income taxes. Income tax expense increased to $111.5 million, a 35.3% effective tax rate, for the thirteen weeks ended March 29, 2015 compared to income tax expense of $52.0 million, a 34.6% effective tax rate, for the thirteen weeks ended March 30, 2014. The income tax expense in 2015 resulted primarily from an increase in income.
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of March 29, 2015:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$478.0
Borrowing arrangements:
U.S. Credit Facility	$700.0	$—	679.9	(a)
Mexico Credit Facility	36.8	—	36.8	(b)

(a)
Actual borrowings under our U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at March 29, 2015 was $700.0 million. Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at March 29, 2015 totaled $20.1 million.

(b)
As of March 29, 2015, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $36.8 million.  The Mexico Credit Facility provides for a loan commitment of 560.0 million Mexican pesos.

Long-Term Debt and Other Borrowing Arrangements
Senior Notes
On March 11, 2015, we completed a sale of $500.0 million aggregate principal amount of our 5.75% Senior Notes due 2025 . We used the net proceeds from the sale of the Senior Notes to repay $350.0 million and $150.0 million of the term loan indebtedness under the U.S. Credit Facility on March 12, 2015 and April 22, 2015, respectively. The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Senior Notes are governed by, and were issued pursuant to, an indenture dated as of March 11, 2015 by and among our company, its guarantor subsidiary and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The Indenture provides, among other things, that the Senior Notes bear interest at a rate of 5.75% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on September 15, 2015. The Notes are guaranteed on a senior unsecured basis by our guarantor subsidiary. In addition, any of our other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes. The Senior Notes and related guarantees are unsecured senior obligations of our company and its guarantor subsidiary and rank equally with all of our company’s and its guarantor subsidiary's other unsubordinated indebtedness. The Senior Notes and the Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes when due, among others.
U.S. Credit Facility
On February 11, 2015, we and certain of our subsidiaries entered into the U.S. Credit Facility with Rabobank, as administrative agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of at least $700.0 million and a term loan commitment of up to $1.0 billion (the “Term Loans”). The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. Because the Company prepaid $350.0 million of the term loan indebtedness with proceeds from the Senior Notes, the Company is not required to pay quarterly installments. Covenants in the U.S. Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. We had Terms Loans outstanding totaling $650.0 million as of March 29, 2015.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through March 29, 2015 and, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through March 29, 2015 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by us under the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by our company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. As of March 29, 2015, the applicable borrowing base was $700.0 million and the amount available for borrowing under the revolving loan commitment was $679.9 million. The Company had letters of credit of $20.1 million and no outstanding borrowings under the revolving loan commitment as of March 29, 2015.
The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. The U.S. Credit Facility requires us to comply with a minimum level of tangible net worth covenant. The U.S. Credit Facility also provides that we may not incur capital expenditures in excess of $500.0 million in any fiscal year. We are currently in compliance with the covenants under the U.S. Credit Facility.
All obligations under the U.S. Credit Facility will continue to be unconditionally guaranteed by certain of our subsidiaries and will continue to be secured by a first priority lien on (i) the accounts receivable and inventories of our company and its non-Mexico subsidiaries, (ii) 100% of the equity interests in our domestic subsidiaries and 65% of the equity interests in our direct foreign subsidiaries and (iii) substantially all of the assets of our company and the guarantors under the U.S. Credit Facility.
Subordinated Loan Agreement
On June 23, 2011, we entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, we agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of our company or its subsidiaries. JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving us in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, we agreed to reimburse JBS USA for the letter of credit cost we would otherwise incur under our U.S. Credit Facility. In the thirteen weeks ended March 29, 2015, we reimbursed JBS USA $0.2 million for letter of credit costs. As of March 29, 2015, we have accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on our behalf. There remains no other commitment of JBS USA to make advances under the Subordinated Loan Agreement.

Mexico Credit Facility
On July 23, 2014, Avícola and certain Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Multiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is 560.0 million Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the TIIE rate plus 1.05%. The Mexico Credit Facility will mature on July 23, 2017. As of March 29, 2015, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $36.8 million, and there were no outstanding borrowings under the Mexico Credit Facility.
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
Historical Flow of Funds
Cash provided by operating activities was $296.1 million and $195.7 million for the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively. The increase in cash flows provided by operating activities was primarily as a result of increased net income for the thirteen weeks ended March 29, 2015 as compared to the thirteen weeks ended March 30, 2014.
Our working capital position, which we define as current assets less current liabilities, decreased $142.8 million to $997.4 million and a current ratio of 2.32 at March 29, 2015 compared to $1.1 billion and a current ratio of 2.53 at December 28, 2014. The decrease in working capital during the thirteen weeks ended March 29, 2015 was primarily a result of an increase in income taxes payable. Our working capital position increased $93.9 million to $939.5 million and a current ratio of 2.06 at March 30, 2014 compared to $845.6 million and a current ratio of 1.78 at December 29, 2013. The increase in working capital during thirteen weeks ended March 30, 2014 was primarily the result of the generation of cash from operations.
Trade accounts and other receivables decreased $14.4 million, or 3.8%, to $369.7 million at March 29, 2015 from $384.1 million at December 28, 2014. The change in trade accounts and other receivables resulted primarily from a decrease in sales generated in the two weeks ended March 29, 2015 as compared to sales generated in the two weeks ended December 28, 2014. Trade accounts and other receivables decreased $2.2 million, or 0.6%, to $376.8 million at March 30, 2014 from $379.1 million at December 29, 2013. The change in trade accounts and other receivables resulted primarily from a $2.8 million decrease in trade receivables attributable to lower net sales, a $1.4 million decrease in receivables related to freight rebates and a $0.6 million decrease in receivables related to insurance recoveries.
Inventories decreased $1.6 million, or 0.2%, to $788.7 million at March 29, 2015 from $790.3 million at December 28, 2014. Inventories decreased $15.3 million, or 1.9%, to $793.5 million at March 30, 2014 from $808.8 million at December 29, 2013. The change in inventories during both the thirteen weeks ended March 29, 2015 and March 30, 2014 was primarily due to decreased costs for feed grains and their impact on the value of our live chicken inventories.
Prepaid expenses and other current assets decreased $10.4 million, or 10.9%, to $85.0 million at March 29, 2015 from $95.4 million at December 28, 2014. This change resulted primarily from a $11.2 million decrease in open derivative positions and margin cash on deposit with our derivatives traders. Prepaid expenses and other current assets increased $11.1 million, or 17.9%, to $72.9 million at March 30, 2014 from $61.8 million at December 29, 2013. This change resulted primarily from a $10.4 million increase in margin cash on deposit with our derivatives traders.
Accounts payable, including accounts payable to JBS USA, increased $11.7 million, or 2.9%, to $416.0 million at March 29, 2015 from $404.3 million at December 28, 2014. This change resulted primarily from a $12.9 million increase in trade payables partially offset by a $1.2 million decrease in the payable to related parties. Accounts payable, including accounts payable to related parties, increased $13.6 million, or 3.6%, to $387.9 million at March 30, 2014 from $374.3 million at December 29,

2013. This change resulted primarily from an $11.3 million increase in trade payables and a $2.2 million increase in the payable to JBS USA.
Accrued expenses and other current liabilities decreased $39.8 million, or 12.8%, to $272.1 million at March 29, 2015 from $311.9 million at December 28, 2014. This change resulted primarily from a $29.5 million decrease in accrued compensation and benefits costs, an $18.2 million decrease in derivative liabilities, a $1.5 million increase in accrued interest and a $1.4 million decrease in other accrued liabilities such as property taxes, legal fees and contract grower compensation that was partially offset by a $7.7 million increase in accrued insurance and self-insured claims costs. Accrued expenses and other current liabilities decreased $7.6 million, or 2.7%, to $275.7 million at March 30, 2014 from $283.4 million at December 29, 2013. This change resulted primarily from a $24.5 million decrease in accrued incentive compensation costs that was partially offset by a $9.7 million increase in accrued interest and a $6.0 million increase in accrued health insurance costs.
Income taxes, which includes income taxes receivable, income taxes payable, both current and noncurrent deferred tax assets, both current and noncurrent deferred tax liabilities and reserves for uncertain tax positions, increased $44.2 million, or 52.3%, to $128.5 million at March 29, 2015 from $84.3 million at December 28, 2014. This change resulted primarily from tax expense recorded on our year-to-date income. Income taxes changed from a net asset position of $18.8 million at December 29, 2013 to a net liability position of $16.9 million at March 30, 2014. This change resulted primarily from tax expense recorded on our year-to-date income that was based on a higher effective tax rate. We experienced a higher effective tax rate in the thirteen weeks ended March 30, 2014 due to a 2013 decrease in the total valuation allowance that resulted primarily from the utilization of almost all of our domestic net operating losses.
Cash used in investing activities was $31.7 million for the thirteen weeks ended March 29, 2015 and cash provided by investing activities was $13.7 million for the thirteen weeks ended March 30, 2014. Capital expenditures totaled $32.6 million and $47.8 million in the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively. Capital expenditures decreased by $15.2 million primarily because of the number of projects that were active during the thirteen weeks ended March 29, 2015 when compared to the thirteen weeks ended March 30, 2014. Capital expenditures for 2015 cannot exceed $500.0 million under the U.S. Credit Facility. Cash proceeds from property disposals in the thirteen weeks ended March 29, 2015 and March 30, 2014 were $0.9 million and $1.5 million, respectively. Cash used to purchase investment securities totaled $37.0 million in the thirteen weeks ended March 30, 2014. Cash proceeds from the sell or maturity of investment securities in the thirteen weeks ended March 30, 2014 was $97.0 million.
Cash used in financing activities was $353.2 million and $204.9 million in the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively. Cash proceeds drawn from our revolving line of credit and long-term borrowings totaled $1.7 billion in the thirteen weeks ended March 29, 2015 . No cash proceeds were drawn from our revolving line of credit and long-term borrowings in the thirteen weeks ended March 30, 2014. Cash provided in the thirteen weeks ended March 29, 2015 by a tax benefit related to share-based compensation was $7.8 million. Cash used to repay revolving line of credit obligations, long-term borrowings and capital lease obligations was $533.7 million and $204.9 million in the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively. Cash used in the thirteen weeks ended March 29, 2015 to pay a special cash dividend of approximately $1.5 billion and capitalized loan costs of $8.9 million related to both the amendment and restatement of the U.S. Credit Facility and the sale of the Senior Notes.
Contractual Obligations
Contractual obligations at March 29, 2015 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$1,150,000	$—	$—	$—	$1,150,000
Interest(c)	205,696	21,900	76,722	76,722	30,352
Capital leases	708	145	246	226	91
Operating leases	60,149	12,896	27,660	15,848	3,745
Derivative liabilities	4,522	4,522	—	—	—
Purchase obligations(d)	590,910	585,855	5,055	—	—
Total	$2,011,985	$625,318	$109,683	$92,796	$1,184,188

(a)
The total amount of unrecognized tax benefits at March 29, 2015 was $17.4 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $20.1 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of March 29, 2015.

(d)
Includes (i) agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction and (ii) our obligation to purchase Tyson Mexico for approximately $400.0 million.

On July 25, 2014, the Company entered into a definitive agreement to purchase Tyson Mexico from Tyson Foods, Inc. and certain of its subsidiaries for approximately $400.0 million, which is subject to adjustment for closing date working capital. On April 29, 2015, we entered into an amendment to the agreement with Tyson Foods, Inc. to extend the deadline to consummate the transaction from April 30, 2015 to June 30, 2015. The closing of the transaction is subject to regulatory approvals and other customary closing conditions, including the approval of applicable merger control regulatory authorities in Mexico.  We expect that a decision from these regulatory authorities will be obtained during the second quarter of fiscal 2015. If the acquisition is completed, we expect to fund the purchase price from available cash balances and bank credit.
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
Critical Accounting Policies
During the thirteen weeks ended March 29, 2015, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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
Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of March 29, 2015. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended March 29, 2015, such a change would have resulted in a change to cost of sales of $65.4 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at March 29, 2015 would be $9.1 million, excluding any potential impact on the production costs of our chicken inventories.
The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal and soybean oil prices on March 29, 2015 would have resulted in a change of approximately $2.0 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 56.5% of our total debt at March 29, 2015. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.4 million for the thirteen weeks ended March 29, 2015.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $20.0 million as of March 29, 2015.
Foreign Currency
Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. We currently anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $9.0 million and a loss of $0.3 million in the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively. The average exchange rates for the thirteen weeks ended March 29, 2015 and March 30, 2014 were 14.95 Mexican pesos to one U.S. dollar and 13.19 Mexican pesos to one U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
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

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Inability to consummate, or effectively integrate, any acquisition, including the acquisition of Tyson Mexico, or to realize the associated anticipated cost savings and operating synergies;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

•	Disruptions in international markets and distribution channels;

•	Our ability to maintain favorable labor relations with our employees and our compliance with labor laws;

•	Extreme weather or natural disasters;

•	The impact of uncertainties in litigation; and

•	Other risks described herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 28, 2014 as filed with the SEC.
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
Disclosure Controls and Procedures
Under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that it files with the U.S. Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files with the SEC is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of March 29, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and in light of the material weakness in internal control over financial reporting disclosed in our annual report on Form 10-K for the year ended December 28, 2014, which weakness had not been fully remedied at March 29, 2015, the Company’s management concluded the Company’s disclosure controls and procedures were not effective as of March 29, 2015. However, giving full consideration to the material weakness described below, the Company’s management has concluded that the Condensed Consolidated Financial Statements included in this quarterly report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with accounting principles generally accepted in the U.S.
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

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Management does not believe any unauthorized entries were made despite the potential access to those applications and data by certain of our IT personnel. In response to the material weakness described above, the Company has developed a remediation plan, with oversight from the Audit Committee of the Board of Directors. As part of the remediation process, the Company is enhancing its processes for authorizing access to systems and monitoring activities of individuals who are granted access to ensure that all information technology controls designed to restrict access to applications and data, and the ability to make program changes, operate in a manner that provides management with assurance that such access is properly restricted to the appropriate personnel.
Changes in Internal Control over Financial Reporting
Other than actions we have taken to remedy the material weakness described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 29, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Tax Claims and Proceedings
The United States Department of Treasury, Internal Revenue Service (“IRS”) filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserted claims that total $74.7 million. We filed in the Bankruptcy Court (i) an objection to the IRS’ amended proof of claim, and (ii) a motion requesting the Bankruptcy Court to determine our U.S. federal tax liability pursuant to Sections 105 and 505 of Chapter 11 of Title 11 of the United States Code. The objection and motion asserted that the Company had no liability for the additional U.S. federal taxes that have been asserted for pre-petition periods by the IRS. The IRS responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result we have worked with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy including the U.S. Tax Court (“Tax Court”) proceedings discussed below) to resolve the IRS’ amended proof of claim. On December 13, 2012, we entered into two Stipulation of Settled Issues (“Stipulation” or “Stipulations”) with the IRS. The first Stipulation relates to the Company’s 2003, 2005, and 2007 tax years and resolves all of the material issues in the case. The second Stipulation relates to the Company as the successor in interest to Gold Kist Inc. (“Gold Kist”) for the tax years ended June 30, 2005 and September 30, 2005, and resolves all substantive issues in the case. These Stipulations account for approximately $29.3 million of the amended proof of claim and should result in no additional tax due.
In connection with the remaining claim of $45.4 million included in the amended proof of claim, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 is capital in nature. On January 10, 2014, PPC filed both a Motion for Reconsideration and a Motion for Full Tax Court review of both its Motion for Reconsideration and any order issued in response to such motion. On March 10, 2014, the Tax Court denied both the Motion for Reconsideration and the Motion for Full Tax Court review. On April 14, 2014, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals (the “Fifth Circuit”). The Company filed an opening brief with the Fifth Circuit on June 30, 2014. The IRS filed a response brief with the Fifth Circuit on August 15, 2014. The Company then filed their reply brief with the Fifth Circuit on September 2, 2014. Oral argument before the Fifth Circuit occurred during the week beginning January 5, 2015. On February 25, 2015, the Fifth Circuit issued its opinion, which reversed the Tax Court’s judgment and rendered judgment in favor of the Company. The IRS has until May 26, 2015 to petition for a writ of certiorari to the Supreme Court of the United States (the “U.S. Supreme Court”).
We can provide no assurances as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us related to the above case related to Gold Kist’s tax year ended June 26, 2004. If adversely determined, the outcome could have a material effect on the Company’s operating results and financial position.
Grower Claims and Proceedings
On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled “Shelia Adams, et al. v. Pilgrim’s Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 US C. § 192 of the Packers and Stockyards Act of 1921 (the “PSA”); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by nondisclosure. The case relates to our Farmerville, Louisiana; Nacogdoches, Texas; and the El Dorado, De Queen and Batesville, Arkansas complexes. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the U.S. District Court for the Eastern District of Texas-Marshall Division (“Marshall Court”). The motion was filed with the U.S. District Court for the Northern District of Texas-Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference. We filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs’ motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs’ Amended Complaint with the Marshall Court. A bench trial commenced on June 16, 2011. The trial concluded as to the El Dorado growers on August 25, 2011. On September 30, 2011, the Marshall Court issued its Findings of Facts and Conclusions of Law and Judgment finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e), and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. Afterward, we filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, we appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the Fifth Circuit. Oral argument occurred on December 3, 2012. On August 27, 2013, the Fifth Circuit reversed the judgment, and entered a judgment in favor of the Company. Plaintiffs thereafter filed a petition for rehearing en banc. Plaintiffs’ petition for rehearing was denied on October 15, 2013. On January 13, 2014, Plaintiffs filed a Petition for a Writ of Certiorari requesting the U.S. Supreme Court to accept their case for review. Plaintiff’s petition for a Writ of Certiorari was denied on February 24, 2014. The Fifth Circuit's decision and prior favorable trial court rulings regarding the El Dorado growers' claims suggest that the likelihood of any recovery by growers remaining in the case is too remote to maintain the previously-recorded loss accrual. Therefore, the Company reversed the accrual on September 1, 2013.
As for the remaining chicken grower claims, the bench trial relating to the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex began on July 16, 2012. That bench trial concluded on August 2, 2012, but the Marshall Court postponed its ruling until the appeals process regarding the allegations asserted by the El Dorado growers was exhausted. The bench trial relating to the claims asserted by the plaintiffs from the Nacogdoches, Texas complex began on September 12, 2012, but was also postponed until the appeals process regarding the allegations asserted by the El Dorado growers was exhausted. The remaining bench trial for the plaintiffs from the De Queen and Batesville, Arkansas complexes was scheduled for October 29, 2012, but that trial date was canceled. Following the denial by the U.S. Supreme Court for a Writ of Certiorari related to the claims asserted by the plaintiffs from the El Dorado, Arkansas complex, the Marshall Court requested briefing on the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex and scheduled trial proceedings for allegations asserted by the plaintiffs from the Nacogdoches complex on August 25, 2014 and allegations asserted by the plaintiffs from the De Queen and Batesville, Arkansas complexes on October 27, 2014. Prior to commencing the trial proceedings on the allegations asserted by the plaintiffs from the De Queen and Batesville, Arkansas complexes, the Marshall Court announced it would enter judgment in PPC’s favor on all remaining federal causes of action, and plaintiffs from the De Queen and Batesville complexes were given additional time to brief Arkansas state law claims. The court-imposed deadline passed with no briefs filed by plaintiffs. At this time, the Marshall Court has not memorialized its decision in writing.
ERISA Claims and Proceedings
On December 17, 2008, Kenneth Patterson filed suit in the Marshall Court against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, our Compensation Committee and other unnamed defendants (the “Patterson action”). On January 2, 2009, a nearly identical suit was filed by Denise M. Smalls in the same court against the same defendants (the “Smalls action”). The complaints in both actions, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. §1132, alleged that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim’s Pride Stock Investment Plan (the “Stock Plan”), as administered through the Pilgrim’s Pride Retirement Savings Plan (the “RSP”), and the To-Ricos, Inc. Employee Savings and Retirement Plan (the “To-Ricos Plan”) (collectively, the “Plans”) by failing to sell the common stock held by the Plans before it declined in value in late 2008. Patterson and Smalls further alleged that they purported to represent a class of all persons or entities who were participants in or beneficiaries of the Plans at any time between May 5, 2008 through the present and whose accounts held our common stock or units in our common stock. Both complaints sought actual damages in the amount of any losses the Plans suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plans’ participants.
On July 20, 2009, the Marshall Court entered an order consolidating the Smalls and Patterson actions. On August 12, 2009, the Marshall Court ordered that the consolidated case will proceed under the caption “In re Pilgrim’s Pride Stock Investment Plan ERISA Litigation, No. 2:08-cv-472-TJW.”
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
The Defendants filed a motion to dismiss the Amended Complaint on May 3, 2010. On August 29, 2012, the Magistrate judge issued a Report and Recommendation to deny the Defendants’ motion to dismiss the complaint on grounds that the complaint included too many exhibits. Defendants filed objections with the Marshall Court, and on October 29, 2012, the Marshall Court adopted the Recommendation of the Magistrate Judge and entered an order denying Defendants’ motion to dismiss. On November 11, 2012, Plaintiffs filed a motion for class certification. The motion is fully briefed and was argued to the Marshall Court on February 28, 2013. The parties are awaiting a decision on the motion.
Other Claims and Proceedings
We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 28, 2014, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

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

4.6
Indenture dated as of March 11, 2015 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and Wells Fargo Bank, National Association, as Trustee, Form of Senior 5.750% Note due 2025, and Form of Guarantee attached (incorporated by reference from Exhibit 4.1 of the Company’s current report on Form 8-K filed on March 11, 2015).

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended March 29, 2015 and March 20, 2014.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: April 29, 2015	/s/ Fabio Sandri
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

4.6
Indenture dated as of March 11, 2015 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and Wells Fargo Bank, National Association, as Trustee, Form of Senior 5.750% Note due 2025, and Form of Guarantee attached (incorporated by reference from Exhibit 4.1 of the Company’s current report on Form 8-K filed on March 11, 2015).

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended March 29, 2015 and March 30, 2014.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.