Form 10-Q
period 2015-06-28
PILGRIMS PRIDE CORP
filed 2015-07-30
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of July 29, 2015, was 259,685,145.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2015	December 28, 2014
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$574,194	$576,143
Trade accounts and other receivables, less allowance for doubtful accounts	348,011	378,890
Account receivable from related parties	1,115	5,250
Inventories	787,113	790,305
Income taxes receivable	64,346	10,288
Current deferred tax assets	34,156	27,345
Prepaid expenses and other current assets	88,204	95,439
Assets held for sale	6,580	1,419
Total current assets	1,903,719	1,885,079
Other long-lived assets	30,489	24,406
Identified intangible assets, net	23,912	26,783
Property, plant and equipment, net	1,189,121	1,182,795
Total assets	$3,147,241	$3,119,063

Accounts payable	$469,135	$399,486
Account payable to related parties	4,384	4,862
Accrued expenses and other current liabilities	296,668	311,879
Income taxes payable	22,902	3,068
Current deferred tax liabilities	25,359	25,301
Current maturities of long-term debt	117	262
Total current liabilities	818,565	744,858
Long-term debt, less current maturities	1,000,420	3,980
Deferred tax liabilities	80,836	76,216
Other long-term liabilities	87,467	97,208
Total liabilities	1,987,288	922,262
Common stock	2,597	2,590
Additional paid-in capital	1,671,449	1,662,354
Retained earnings (accumulated deficit)	(461,274)	591,492
Accumulated other comprehensive loss	(55,838)	(62,541)
Total Pilgrim’s Pride Corporation stockholders’ equity	1,156,934	2,193,895
Noncontrolling interest	3,019	2,906
Total stockholders’ equity	1,159,953	2,196,801
Total liabilities and stockholders’ equity	$3,147,241	$3,119,063
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands, except per share data)
Net sales	$2,053,876	$2,186,816	$4,106,795	$4,204,881
Cost of sales	1,621,856	1,837,341	3,297,655	3,640,300
Gross profit	432,020	349,475	809,140	564,581
Selling, general and administrative expense	48,834	48,607	98,341	93,808
Administrative restructuring charges	4,813	438	4,813	2,151
Operating income	378,373	300,430	705,986	468,622
Interest expense, net of capitalized interest	11,514	14,562	16,369	34,035
Interest income	(1,277)	(992)	(2,767)	(1,803)
Foreign currency transaction loss	2,059	(1,819)	11,033	(1,482)
Miscellaneous, net	(4,651)	(993)	(5,064)	(1,999)
Income before income taxes	370,728	289,672	686,415	439,871
Income tax expense	129,104	99,227	240,598	151,239
Net income	241,624	190,445	445,817	288,632
Less: Net income attributable to noncontrolling interests	135	85	113	155
Net income attributable to Pilgrim’s Pride Corporation	$241,489	$190,360	$445,704	$288,477

Weighted average shares of common stock outstanding:
Basic	259,685	258,977	259,669	258,950
Effect of dilutive common stock equivalents	212	597	226	560
Diluted	259,897	259,574	259,895	259,510

Net income attributable to Pilgrim's Pride Corporation per share of common stock outstanding:
Basic	$0.93	$0.73	$1.72	$1.11
Diluted	$0.93	$0.73	$1.71	$1.11
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Net income	$241,624	$190,445	$445,817	$288,632
Other comprehensive income (loss):
Gain (loss) associated with available-for-sale securities, net of tax benefit (expense) of $1, $(3), $13 and $(20), respectively	(1)	7	(20)	(29)
Gain (loss) associated with pension and other postretirement benefits, net of tax benefit (expense) of $(5,331), $2,200, $(4,077) and $5,709, respectively	8,792	(3,629)	6,723	(9,415)
Total other comprehensive income (loss), net of tax	8,791	(3,622)	6,703	(9,444)
Comprehensive income	250,415	186,823	452,520	279,188
Less: Comprehensive income attributable to noncontrolling interests	135	85	113	155
Comprehensive income attributable to Pilgrim's Pride Corporation	$250,280	$186,738	$452,407	$279,033
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
	(In thousands)
Balance at December 28, 2014	259,029	$2,590	$1,662,354	$591,492	$(62,541)	$2,906	$2,196,801
Net income	—	—	—	445,704	—	113	445,817
Other comprehensive income, net of tax	—	—	—	—	6,703	—	6,703
Share-based compensation plans:
Common stock issued under compensation plans	671	7	(7)	—	—	—	—
Common stock forfeited under compensation plans	(15)	—	(85)	—	—	—	(85)
Requisite service period recognition	—	—	1,353	—	—	—	1,353
Tax benefit related to share-based compensation	—	—	7,834	—	—	—	7,834
Special cash dividend	—	—	—	(1,498,470)	—	—	(1,498,470)
Balance at June 28, 2015	259,685	$2,597	$1,671,449	$(461,274)	$(55,838)	$3,019	$1,159,953

Balance at December 29, 2013	259,029	$2,590	$1,653,119	$(120,156)	$(45,735)	$2,784	$1,492,602
Net income	—	—	—	288,477	—	155	288,632
Other comprehensive loss, net of tax	—	—	—	—	(9,444)	—	(9,444)
Issuance of subsidiary common stock	—	—	—	—	—	332	332
Share-based compensation plans:
Requisite service period recognition	—	—	2,377	—	—	—	2,377
Balance at June 29, 2014	259,029	$2,590	$1,655,496	$168,321	$(55,179)	$3,271	$1,774,499
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$445,817	$288,632
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75,070	76,521
Foreign currency transaction gain	—	(1,077)
Accretion of bond discount	—	228
Asset impairment	4,813	—
Gain on property disposals	(1,331)	(1,139)
Gain on investment securities	—	(48)
Share-based compensation	1,268	2,377
Deferred income tax benefit	(4,781)	(79,619)
Changes in operating assets and liabilities:
Trade accounts and other receivables	35,014	(29,702)
Inventories	3,192	(28,257)
Prepaid expenses and other current assets	7,236	(20,054)
Accounts payable, accrued expenses and other current liabilities	53,960	24,918
Income taxes	(35,554)	182,948
Long-term pension and other postretirement obligations	966	94
Other operating assets and liabilities	2,433	369
Cash provided by operating activities	588,103	416,191
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(87,694)	(90,814)
Purchases of investment securities	—	(37,000)
Proceeds from sale or maturity of investment securities	—	133,950
Proceeds from property disposals	2,115	4,357
Cash provided by (used in) investing activities	(85,579)	10,493
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	1,680,000	—
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(683,705)	(410,165)
Tax benefit related to share-based compensation	7,834	—
Sale of subsidiary common stock	—	332
Payment of capitalized loan costs	(10,132)	—
Payment of special cash dividends	(1,498,470)	—
Cash used in financing activities	(504,473)	(409,833)
Effect of exchange rate changes on cash and cash equivalents	—	2,355
Increase (decrease) in cash and cash equivalents	(1,949)	19,206
Cash and cash equivalents, beginning of period	576,143	508,206
Cash and cash equivalents, end of period	$574,194	$527,412
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 95 countries. Pilgrim's fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. As of June 28, 2015, Pilgrim's had approximately 33,900 employees and the capacity to process more than 34 million birds per week for a total of more than 10 billion pounds of live chicken annually. Approximately 3,800 contract growers supply poultry for the Company's operations. As of June 28, 2015, JBS USA Holdings, Inc. (“JBS USA”), an indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.3% of the Company's outstanding common stock.
Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 28, 2015 are not necessarily indicative of the results that may be expected for the year ending December 27, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 28, 2014.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In June 2015, the FASB agreed to defer by one year the mandatory effective date of this standard, but will also provide entities the option to adopt the new guidance as of the original effective date. The provisions of the new guidance will be effective as of the beginning of our 2018 fiscal year, but we have the option to adopt the guidance as early as the beginning of our 2017 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected either a transition approach to implement the standard or an adoption date.
In April 2015, the FASB issued new presentation guidance for debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items The provisions of the new guidance will be effective as of the beginning of our 2016 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.
In July 2015, the FASB issued new accounting guidance on the subsequent measurement of inventory, which, in an effort to simplify unnecessarily complicated accounting guidance that can result in several potential outcomes, requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Current accounting guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The provisions of the new guidance will be effective as of the beginning of our 2017 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.

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
As of June 28, 2015 and December 28, 2014, the Company held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities and deferred compensation plan assets. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments. The following items were measured at fair value on a recurring basis:

	June 28, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$13,759	$—	$—	$13,759
Derivative assets - commodity options instruments	6,642	—	—	6,642
Derivative liabilities - commodity futures instruments	(18,982)	—	—	(18,982)
Derivative liabilities - commodity options instruments	(2,136)	—	—	(2,136)
Derivative liabilities - foreign currency instruments	(87)	—	—	(87)
Fixed-rate senior notes payable at 5.75%	(506,250)	—	—	(506,250)
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

	June 28, 2015		December 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Note Reference
		(In thousands)
Derivative assets - commodity futures instruments	$13,759	$13,759	$8,416	$8,416	6
Derivative assets - commodity options instruments	6,642	6,642	—	—	6
Derivative assets - foreign currency instruments	—	—	2,563	2,563	6
Derivative liabilities - commodity futures instruments	(18,982)	(18,982)	(8,580)	(8,580)	6
Derivative liabilities - commodity options instruments	(2,136)	(2,136)	(14,103)	(14,103)	6
Derivative liabilities - foreign currency instruments	(87)	(87)	—	—	6
Fixed-rate senior notes payable	(500,000)	(506,250)	(3,633)	(3,979)	9
Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at June 28, 2015 or December 28, 2014, as applicable.
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

3.	TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	June 28, 2015	December 28, 2014
	(In thousands)
Trade accounts receivable	$340,768	$371,268
Notes receivable - current	970	1,088
Other receivables	8,885	9,059
Receivables, gross	350,623	381,415
Allowance for doubtful accounts	(2,612)	(2,525)
Receivables, net	$348,011	$378,890

Account receivable from related parties(a)	$1,115	$5,250
(a)    Additional information regarding accounts receivable from related parties is included in "Note 14. Related Party Transactions."

4.	INVENTORIES
Inventories consisted of the following:

	June 28, 2015	December 28, 2014
	(In thousands)
Live chicken and hens	$367,373	$363,438
Feed, eggs and other	188,096	198,681
Finished chicken products	231,225	227,649
Total chicken inventories	786,694	789,768
Commercial feed and other	419	537
Total inventories	$787,113	$790,305

5.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	June 28, 2015		December 28, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$102,079	$102,079	$204,286	$204,286
Other	499	499	80	80
All of the securities classified as cash and cash equivalents above mature within 90 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains recognized during the thirteen and twenty-six weeks ended June 28, 2015 and the thirteen and twenty-six weeks ended June 29, 2014 related to the Company's available-for-sale securities totaled approximately $67,200, $197,100, $56,100 and $257,600, respectively. Gross realized losses recognized during the thirteen and twenty-six weeks ended June 28, 2015 related to the Company's available-for-sale securities totaled approximately $11,700 and $20,000, respectively. No gross realized losses were recognized during the thirteen and twenty-six weeks ended June 29, 2014. Proceeds received from the sale or maturity of available-for-sale securities during the twenty-six weeks ended June 28, 2015 and June 29, 2014 are disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company's available-

for-sale securities recognized during the twenty-six weeks ended June 28, 2015 and June 29, 2014 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the twenty-six weeks ended June 28, 2015 and June 29, 2014 are disclosed in “Note 12. Stockholders' Equity.”

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
We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized net gains of $5.6 million and net losses of $6.1 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended June 28, 2015 and June 29, 2014. We also recognized net gains of $29.0 million and net losses of $14.1 million related to changes in the fair value of its derivative financial instruments during the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	June 28, 2015	December 28, 2014
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$20,401	$8,416
Commodity derivative liabilities	(21,118)	(22,683)
Cash collateral posted with brokers	10,845	25,205
Foreign currency derivative assets	—	2,563
Foreign currency derivative liabilities	(87)	—
Derivatives coverage(a):
Corn	2.3%	(8.2)%
Soybean meal	(11.1)%	(16.1)%
Period through which stated percent of needs are covered:
Corn	March 2017	September 2016
Soybean meal	December 2015	July 2015

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

7.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	June 28, 2015	December 28, 2014
	(In thousands)
Land	$71,411	$66,798
Buildings	1,076,699	1,086,690
Machinery and equipment	1,555,807	1,537,241
Autos and trucks	49,406	52,639
Construction-in-progress	143,093	129,701
PP&E, gross	2,896,416	2,873,069
Accumulated depreciation	(1,707,295)	(1,690,274)
PP&E, net	$1,189,121	$1,182,795
The Company recognized depreciation expense of $36.6 million and $33.9 million during the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively. The Company recognized depreciation expense of $70.6 million and $67.2 million during the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively.
During the twenty-six weeks ended June 28, 2015, we spent $87.7 million on capital projects and transferred $74.2 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the twenty-six weeks ended June 28, 2015 to improve efficiencies and reduce costs in the U.S. and to expand capacity in Mexico.
During the thirteen and twenty-six weeks ended June 28, 2015, the Company sold certain PP&E for cash of $1.2 million and $2.1 million, respectively, and recognized net gains on these sales of $0.4 million and $1.3 million, respectively. PP&E sold in 2015 was comprised of miscellaneous equipment. During the thirteen and twenty-six weeks ended June 29, 2014, the Company sold certain PP&E for cash of $2.8 million and $4.4 million and recognized net gains on these sales of $1.9 million and $1.4 million, respectively. PP&E sold in 2014 included a warehouse, a commercial building and a vehicle maintenance center in Texas, an office building in Mexico City and miscellaneous equipment.
 Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing complex in Texas, a processing plant in Louisiana and other miscellaneous assets, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At June 28, 2015 and December 28, 2014, the Company reported properties and related assets totaling $6.6 million and $1.4 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The Company tested the recoverability of its assets held for sale and determined that the aggregate carrying amounts of the Texas processing complex asset group and the Louisiana processing plant asset group were not recoverable over the remaining life of the respective primary asset in each asset group. The Company recognized aggregate impairment costs of $4.8 million during the thirteen weeks ended June 28, 2015, which are presented in the line item Administrative restructuring charges on its Condensed Consolidated Statements of Income because management believed these costs were not directly related to the Company’s ongoing operations.
The Company has closed or idled various processing complexes, processing plants, hatcheries, broiler farms, and feed mills throughout the U.S. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At June 28, 2015, the carrying amount of these idled assets was $51.2 million based on depreciable value of $150.8 million and accumulated depreciation of $99.5 million.
The Company last tested the recoverability of its long-lived assets held and used in December 2014. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the twenty-six weeks ended June 28, 2015 that required the Company to test its long-lived assets held and used for recoverability.

8.	CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	June 28, 2015	December 28, 2014
	(In thousands)
Accounts payable:
Trade accounts	$428,021	$347,107
Book overdrafts	36,952	47,320
Other payables	4,162	5,059
Total accounts payable	469,135	399,486
Accounts payable to related parties(a)	4,384	4,862
Accrued expenses and other current liabilities:
Compensation and benefits	88,315	123,495
Interest and debt-related fees	9,351	780
Insurance and self-insured claims	92,696	85,240
Derivative liabilities:
Futures	18,982	8,580
Options	2,136	14,103
Foreign currency	87	—
Other accrued expenses	85,101	79,681
Total accrued expenses and other current liabilities	296,668	311,879
	$770,187	$716,227
(a)    Additional information regarding accounts payable from related parties is included in "Note 14. Related Party Transactions."

9.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	June 28, 2015	December 28, 2014
		(In thousands)
Senior notes payable at 5.75%	2025	$500,000	$—
U.S. Credit Facility (defined below):
Term note payable at 1.44%	2020	500,000	—
Revolving note payable	2020	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 1.05%	2017	—	—
JBS USA Holdings, Inc. Subordinated Loan Facility	2015	—	—
Other	Various	537	4,242
Long-term debt		1,000,537	4,242
Less: Current maturities of long-term debt		(117)	(262)
Long-term debt, less current maturities		$1,000,420	$3,980
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
U.S. Credit Facility
On February 11, 2015, the Company and its subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (together, the “To-Ricos Borrowers”), entered into a Second Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch (“Rabobank”), as administrative agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $700.0 million and a term loan commitment of up to $1.0 billion (the “Term Loans”). The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. Because the Company prepaid $350.0 million of the Term Loans with proceeds from the Senior Notes, the Company is not required to pay quarterly installments. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The Company had Term Loans outstanding totaling $500.0 million as of June 28, 2015.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through March 29, 2015 and, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through June 28, 2015 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by the Company under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. As of June 28, 2015, the applicable borrowing base was $700.0 million and the amount available for borrowing under the revolving loan commitment was $679.9 million. The Company had letters of credit of $20.1 million and no outstanding borrowings under the revolving loan commitment as of June 28, 2015.
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

Subordinated Loan Agreement
On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, the Company agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. Credit Facility (as defined below). In the thirteen and twenty-six weeks ended June 28, 2015, the Company reimbursed JBS USA $0.1 million and $0.2 million, respectively, for letter of credit costs. As of June 28, 2015, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf. There remains no other commitment of JBS USA to make advances under the Subordinated Loan Agreement.
Mexico Credit Facility
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Multiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is 560.0 million Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the TIIE rate plus 1.05%. The Mexico Credit Facility will mature on July 23, 2017. As of June 28, 2015, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $36.0 million, and there were no outstanding borrowings under the Mexico Credit Facility.

10.	INCOME TAXES
The Company recorded income tax expense of $240.6 million, a 35.1% effective tax rate, for the twenty-six weeks ended June 28, 2015 compared to income tax expense of $151.2 million, a 34.4% effective tax rate, for the twenty-six weeks ended June 29, 2014. The income tax expense recognized for the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively, was primarily the result of the tax expense recorded on the Company's year-to-date income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 28, 2015, the Company did not believe it had sufficient positive evidence to conclude that realization of its federal capital loss carry forwards and a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the twenty-six weeks ended June 28, 2015 and June 29, 2014, there is tax effect of $4.1 million and $5.7 million, respectively, reflected in other comprehensive income.
For the twenty-six weeks ended June 28, 2015, there is tax effect of $7.8 million reflected in additional paid-in-capital due to excess tax benefits related to compensation on dividend equivalent rights and vested stock awards. For the twenty-six weeks ended June 29, 2014, there is no tax effect reflected in additional paid-in-capital due to excess compensation.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by taxing authorities for years prior to 2009 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2009.
The United States Fifth Circuit Court of Appeals rendered judgment in favor of the Company regarding the IRS' amended proof of claim relating to the tax year ended June 26, 2004 for Gold Kist Inc. (“Gold Kist”). See “Note 15. Commitments and Contingencies” for additional information.

11.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans totaled $1.6 million, $1.4 million, $6.1 million and $2.8 million in the thirteen weeks ended June 28, 2015 and June 29, 2014 and the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively.

Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for these defined benefit plans were as follows:

	Twenty-Six Weeks Ended June 28, 2015		Twenty-Six Weeks Ended June 29, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$190,401	$1,657	$170,030	$1,705
Interest cost	3,877	34	4,052	40
Actuarial losses (gains)	(7,033)	(27)	14,864	79
Benefits paid	(2,981)	(64)	(6,186)	(74)
Curtailments and settlements	(13,014)	—	—	—
Projected benefit obligation, end of period	$171,250	$1,600	$182,760	$1,750

	Twenty-Six Weeks Ended June 28, 2015		Twenty-Six Weeks Ended June 29, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$113,552	$—	$108,496	$—
Actual return on plan assets	3,455	—	2,977	—
Contributions by employer	3,177	64	3,328	74
Benefits paid	(2,981)	(64)	(6,186)	(74)
Curtailments and settlements	(13,014)	—	—	—
Fair value of plan assets, end of period	$104,189	$—	$108,615	$—

	June 28, 2015		December 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(67,061)	$(1,600)	$(76,849)	$(1,657)

	June 28, 2015		December 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(9,363)	$(129)	$(9,373)	$(129)
Long-term liability	(57,698)	(1,471)	(67,476)	(1,528)
Recognized liability	$(67,061)	$(1,600)	$(76,849)	$(1,657)

	June 28, 2015		December 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss (gain)	$33,133	$(153)	$43,907	$(127)
The accumulated benefit obligation for our defined benefit pension plans was $171.3 million and $190.0 million at June 28, 2015 and December 28, 2014, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at June 28, 2015 and December 28, 2014, respectively.

Net Periodic Benefit Cost (Income)
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended June 28, 2015		Thirteen Weeks Ended June 29, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,939	$17	$2,026	$20
Estimated return on plan assets	(1,671)	—	(1,594)	—
Settlement loss	210	—	—	—
Amortization of net loss	178	—	14	—
Net costs	$656	$17	$446	$20

	Twenty-Six Week Ended June 28, 2015		Twenty-Six Weeks Ended June 29, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$3,877	$34	$4,052	$40
Estimated return on plan assets	(3,342)	—	(3,187)	—
Settlement loss	3,272	—	—	—
Amortization of net loss	357	—	28	—
Net costs	$4,164	$34	$893	$40
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	June 28, 2015		December 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	4.56%	4.56%	4.22%	4.22%

	Twenty-Six Weeks Ended June 28, 2015		Twenty-Six Weeks Ended June 29, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	4.22%	4.22%	4.95%	4.95%
Expected return on plan assets	6.00%	NA	6.00%	NA
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

Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	June 28, 2015	December 28, 2014
Cash and cash equivalents	—%	—%
Pooled separate accounts(a):
Equity securities	7%	6%
Fixed income securities	6%	6%
Common collective trust funds(a):
Equity securities	58%	60%
Fixed income securities	29%	28%
Total assets	100%	100%

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
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of June 28, 2015 and December 28, 2014:

	June 28, 2015				December 28, 2014
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$19	$—	$—	$19	$33	$—	$—	$33
Pooled separate accounts:
Large U.S. equity funds(d)	—	4,036	—	4,036	—	4,147	—	4,147
Small/Mid U.S. equity funds(e)	—	1,030	—	1,030	—	1,062	—	1,062
International equity funds(f)	—	1,711	—	1,711	—	1,719	—	1,719
Fixed income funds(g)	—	6,710	—	6,710	—	6,609	—	6,609
Common collective trusts funds:
Large U.S. equity funds(d)	—	26,964	—	26,964	—	29,964	—	29,964
Small U.S. equity funds(e)	—	15,522	—	15,522	—	18,411	—	18,411
International equity funds(f)	—	18,278	—	18,278	—	19,730	—	19,730
Fixed income funds(g)	—	29,919	—	29,919	—	31,877	—	31,877
Total assets	$19	$104,170	$—	$104,189	$33	$113,519	$—	$113,552

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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
Benefit Payments
The following table reflects the benefits as of June 28, 2015 expected to be paid through 2024 from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2015 (remaining)	$6,729	$64
2016	12,937	130
2017	12,502	130
2018	11,769	130
2019	11,278	130
2020-2024	52,157	627
Total	$107,372	$1,211
We anticipate contributing $6.2 million and less than $0.1 million, as required by funding regulations or laws, to our pension and other postretirement plans, respectively, during the remainder of 2015.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Twenty-Six Weeks Ended June 28, 2015		Twenty-Six Weeks Ended June 29, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$43,907	$(127)	$16,957	$(126)
Amortization	(357)	—	(28)	—
Curtailment and settlement adjustments	(3,272)	—	—	—
Actuarial loss (gain)	(7,033)	(26)	14,864	79
Asset loss (gain)	(112)	—	210	—
Net actuarial loss (gain), end of period	$33,133	$(153)	$32,003	$(47)
The Company expects to recognize in net pension cost throughout the remainder of 2015 an actuarial loss of $0.4 million that was recorded in accumulated other comprehensive loss at June 28, 2015.
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

12.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Twenty-Six Weeks Ended June 28, 2015(a)			Twenty-Six Weeks Ended June 29, 2014(a)
	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(62,572)	$31	$(62,541)	$(45,797)	$62	$(45,735)
Other comprehensive income (loss) before reclassifications	6,501	43	6,544	(9,432)	69	(9,363)
Amounts reclassified from accumulated other comprehensive loss to net income	222	(63)	159	17	(98)	(81)
Net current period other comprehensive income (loss)	6,723	(20)	6,703	(9,415)	(29)	(9,444)
Balance, end of period	$(55,849)	$11	$(55,838)	$(55,212)	$33	$(55,179)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Twenty-Six Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 29, 2014	Affected Line Item in the Condensed Consolidated Statements of Operations
	(In thousands)
Realized gain on sale of securities	$101	$157	Selling, general and administrative expense
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(12)	—	Cost of sales
Legacy Gold Kist plans(c)(d)	(108)	—	Cost of sales
Legacy Gold Kist plans(c)(d)	(237)	(28)	Selling, general and administrative expense
Total before tax	(256)	129
Tax benefit (expense)	97	(48)
Total reclassification for the period	$(159)	81

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Pilgrim's Pride Retirement Plan for Union Employees, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $14.8 million in costs related to the STIP at June 28, 2015 related to cash bonus awards that could potentially be awarded during the remainder of 2015 and 2016.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company's officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At June 28, 2015, we have reserved approximately 5.1 million shares of common stock for future issuance under the LTIP.
The following awards were outstanding during the twenty-six weeks ended June 28, 2015:

Award Type	Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award(a)	Vesting Condition	Vesting Date	Vesting Date Fair Value per Award(a)	Estimated Forfeiture Rate	Awards Forfeited to Date	Settlement Method
RSU	LTIP	608,561	02/04/2013	$8.89	Service	12/31/2014	$32.79	9.66%	144,382	Stock
RSA	LTIP	15,000	02/25/2013	8.72	Service	02/24/2015	27.55	—%	—	Stock
RSA	LTIP	15,000	02/25/2013	8.72	Service	02/24/2016		—%	15,000	Stock
RSU	LTIP	206,933	02/26/2013	8.62	Service	12/31/2014	32.79	—%	—	Stock
RSU	LTIP	462,518	02/19/2014	16.70	Service	12/31/2016		13.49%	61,669	Stock
RSU	LTIP	269,662	03/03/2014	17.18	Performance / Service	12/31/2017		12.34%	23,499	Stock
RSU	LTIP	158,226	02/26/2015	27.51	Performance / Service	12/31/2018		(b)	13,158	Stock

(a)	The fair value of each RSA and RSU granted or vested represents the closing price of the Company's common stock on the respective grant date or vesting date.

(b)	The estimated forfeiture rate for these awards will be set if or when performance conditions associated with the awards are satisfied.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Share-based compensation cost:
Cost of sales	$152	$152	$265	$171
Selling, general and administrative expense	319	1,203	1,003	2,206
Total	$471	$1,355	$1,268	$2,377

Income tax benefit	$116	$241	$359	$516

The Company’s RSA and RSU activity is included below:

	Twenty-Six Weeks Ended June 28, 2015		Twenty-Six Weeks Ended June 29, 2014
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of period	30	$8.72	203	$6.59
Vested	(15)	8.72	(173)	6.22
Forfeited	(15)	8.72	—	—
Outstanding at end of period	—	$—	30	$8.72

RSUs:
Outstanding at beginning of period	1,120	$11.97	729	$8.81
Granted	428	21.00	462	16.70
Vested	(671)	8.81	—	—
Forfeited	(85)	18.51	(24)	8.89
Outstanding at end of period	792	$18.83	1,167	$11.93
The total fair value of awards vested during the twenty-six weeks ended June 28, 2015 and June 29, 2014 was $22.4 million and $3.2 million, respectively.
At June 28, 2015, the total unrecognized compensation cost related to all nonvested awards was $10.9 million. That cost is expected to be recognized over a weighted average period of 2.58 years.
Historically, we have issued new shares to satisfy award conversions.

14.	RELATED PARTY TRANSACTIONS
The Company enters into transactions in the normal course of business with affiliates of JBS S.A. Company management has analyzed the terms of all contracts executed with related parties and believes that they are substantially similar to, and contain terms no less favorable to us than, those obtainable from unaffiliated parties. The following table presents the impact of these transactions on the Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
JBS USA:
Letter of credit fees(a)	$317	$335	$634	$670
JBS USA, LLC:
Purchases from JBS USA, LLC(b)	26,714	28,350	54,294	53,339
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride Corporation(c)	8,389	6,456	16,968	18,914
Sales to JBS USA, LLC(b)	5,377	18,116	12,245	33,471
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(c)	315	773	2,029	1,306
JBS Chile Ltda.:
Sales to JBS Chile Ltda.	69	—	234	—

(a)
Beginning on October 26, 2011, JBS USA arranged for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential liability claims. We agreed to reimburse JBS USA up to $56.5 million for potential draws upon these letters of credit. We reimburse JBS USA for the letter of credit costs we would have otherwise incurred under our credit facilities. During 2015, we have paid JBS USA $0.5 million for letter of credit costs. As of June 28, 2015, the Company has accrued an obligation of $0.2 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

(b)
We routinely execute transactions to both purchase products from JBS USA, LLC and sell products to them. As of June 28, 2015 and December 28, 2014, the outstanding payable to JBS USA, LLC was $5.1 million and $4.8 million, respectively. As of June 28, 2015 and December 28, 2014, the outstanding receivable from JBS USA, LLC was $1.1 million and $1.4 million, respectively. As of June 28, 2015, approximately $4.6 million of goods from JBS USA, LLC were in transit and not reflected on our Condensed Consolidated Balance Sheet.

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

On June 25, 2015, the Company signed an intercompany revolving note to its indirect wholly-owned subsidiary, Pilgrim's Pride S. de R.L. de C.V., in a principal amount of $100.0 million. The note bears interest based on three-month LIBOR plus a margin of 2.5% and has a maturity date of June 24, 2020.  The proceeds of the note were used to fund a portion of the purchase price of the acquisition of Tyson Mexico (as defined in “Note 16. Recent Acquisition”). Interest is payable quarterly and principal is due upon maturity. The note eliminates upon consolidation.
On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. As of June 28, 2015, JBS USA beneficially owned 75.3% of the total outstanding shares of the Company's common stock.

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
On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”). The cases were jointly administered under Case No. 08-45664. The Company emerged from Chapter 11 on December 28, 2009. The Company is the named defendant in several pre-petition lawsuits that, as of June 28, 2015, have not been resolved.
Tax Claims and Proceedings
The United States Department of Treasury, Internal Revenue Service (“IRS”) filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserted claims that total $74.7 million. We entered into two Stipulations of Settled Issues (“Stipulations”) with the IRS on December 12, 2012 that accounted for approximately $29.3 million of the amended proof of claim and should result in no additional tax due.
In connection with the remaining claim for approximately $45.4 million included in the amended proof of claim, we filed a petition in the U.S. Tax Court (“Tax Court”) on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding related to an ordinary loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 was capital in nature. On April 14, 2014, the Company appealed the Tax Court's findings of fact and conclusions of law to the United States Fifth Circuit Court of Appeals (the “Fifth Circuit”). On February 25, 2015, the Fifth Circuit issued its opinion, which reversed the Tax Court’s judgment and rendered judgment in favor of the Company. The IRS did not appeal the Fifth Circuit's decision, which has become final, and no additional tax should be due in connection with this matter.
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

16.	RECENT ACQUISITION
On July 28, 2014, the Company entered into a definitive agreement to purchase, indirectly through certain of its Mexican subsidiaries, 100% of the equity of Provemex Holding LLC and its subsidiaries (together, "Tyson Mexico") from Tyson Foods, Inc. and certain of its subsidiaries. On June 29, 2015, the Company completed its purchase of Tyson Mexico for approximately $400 million, subject to adjustment for closing date working capital, using available cash balances. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. It has a production capacity of three million birds per week in its three plants and employs more than 5,400 people in its plants, offices and seven distribution centers. The acquisition further strengthens the Company's strategic position in the Mexico chicken market. The Company expects to maintain these operations working to capacity with the existing workforce. The Company plans to keep all current labor contracts in place. The Company continues to evaluate the operational impact of Tyson Mexico. The allocation of the purchase price is incomplete, pending finalization of the assessments of the assets acquired and liabilities assumed. The financial information included in this quarterly report does not give effect to the Tyson Mexico acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. As of June 28, 2015, we had approximately 33,900 employees and the capacity to process more than 34 million birds per week for a total of more than 10 billion pounds of live chicken annually. Approximately 3,800 contract growers supply poultry for our operations. As of June 28, 2015, JBS USA Holdings, Inc. (“JBS USA”), an indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.3% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2015) in this report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $241.5 million, or $0.93 per diluted common share, for the thirteen weeks ended June 28, 2015. These operating results included gross profit of $432.0 million. During the thirteen weeks ended June 28, 2015, we generated $292.0 million of cash from operations.
We reported net income attributable to Pilgrim’s Pride Corporation of $445.7 million, or $1.71 per diluted common share, for the twenty-six weeks ended June 28, 2015. These operating results included gross profit of $809.1 million. During the twenty-six weeks ended June 28, 2015, we generated $588.1 million of cash from operations.
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

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2015:
Second Quarter	$4.10	$3.53	$326.40	$286.50
First Quarter	4.13	3.70	377.40	317.50
2014:
Fourth Quarter	4.14	3.21	411.60	304.60
Third Quarter	4.24	3.23	464.20	307.20
Second Quarter	5.16	4.39	506.00	448.40
First Quarter	4.92	4.12	470.50	416.50
2013:
Fourth Quarter	4.49	4.12	464.60	392.80
Third Quarter	7.17	4.49	535.50	396.00
Second Quarter	7.18	6.29	490.30	391.80
First Quarter	7.41	6.80	438.50	398.20
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity's price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended June 28, 2015 and June 29, 2014, we recognized net gains totaling $5.6 million and net losses of $6.1 million, respectively, related to changes in the fair values of our derivative financial instruments.

Although changes in the market price paid for feed ingredients impact cash outlays at the time we purchase the ingredients, such changes do not immediately impact cost of sales. The cost of feed ingredients is recognized in cost of sales, on a first-in-first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized. Thus, there is a lag between the time cash is paid for feed ingredients and the time the cost of such feed ingredients is reported in cost of goods sold. For example, corn delivered to a feed mill and paid for one week might be used to manufacture feed the following week. However, the chickens that eat that feed might not be processed and sold for another 42 to 63 days, and only at that time will the costs of the feed consumed by the chicken become included in cost of goods sold.
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
Recent Developments
Tyson Mexico Acquisition. On July 28, 2014, we entered into a definitive agreement to purchase, indirectly through certain of our Mexican subsidiaries, 100% of the equity of Provemex Holding LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries. On June 29, 2015, we completed our purchase of Tyson Mexico for approximately $400 million, subject to adjustment for closing date working capital, using available cash balances. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. It has a production capacity of three million birds per week in its three plants and employs more than 5,400 people in its plants, offices and seven distribution centers. The acquisition further strengthens our strategic position in the Mexico chicken market. We expect to maintain these operations working to capacity with the existing workforce. We plan to keep all current labor contracts in place. We continue to evaluate the operational impact of Tyson Mexico. The allocation of the purchase price is incomplete, pending finalization of the assessments of the assets acquired and liabilities assumed. The financial information included in this quarterly report does not give effect to the Tyson Mexico acquisition.
Amended and Restated U.S. Credit Facility. On February 11, 2015, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch (“Rabobank”), as administrative agent, and the other lenders party thereto. The U.S. Credit Facility amends and restates the Company’s existing credit agreement dated August 7, 2013 with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $700.0 million and a term loan commitment of up to $1.0 billion. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase. For additional information regarding the U.S. Credit Facility, see “ - Liquidity and Capital Resources - Long-Term Debt and Other Borrowing Arrangements - U.S. Credit Facility.”
Special Cash Dividend. On January 14, 2015, we declared a special cash dividend of $5.77 per share with a total payment amount of approximately $1.5 billion. The special cash dividend was paid on February 17, 2015 to stockholders of record as of January 30, 2015 using proceeds from certain borrowings under the U.S. Credit Facility and cash on hand. For additional information, see “Note 12. Stockholders' Equity - Special Cash Dividend” of our Condensed Consolidated Financial Statements included in this quarterly report.
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
Results of Operations
Thirteen Weeks Ended June 28, 2015 Compared to Thirteen Weeks Ended June 29, 2014
Net sales. Net sales generated in the thirteen weeks ended June 28, 2015 decreased $132.9 million, or 6.1%, from net sales generated in the thirteen weeks ended June 29, 2014. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended June 28, 2015	Change from Thirteen Weeks Ended June 29, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$1,838,859	$(98,890)	(5.1)%	(a)
Mexico	215,017	(34,050)	(13.7)%	(b)
Total net sales	$2,053,876	$(132,940)	(6.1)%

(a)
U.S. net sales generated in the thirteen weeks ended June 28, 2015 decreased $98.9 million, or 5.1%, from U.S. net sales generated in the thirteen weeks ended June 29, 2014 primarily because of decreased net sales per pound. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced fresh chicken products when compared to the same period in the prior year, contributed $126.0 million, or 6.5 percentage points, to the net sales decrease. Increases in sales volume partially offset the net decrease by $27.2 million, or 1.4 percentage points. Included in U.S. net sales generated during the thirteen weeks ended June 28, 2015 and June 29, 2014 were net sales to JBS USA, LLC totaling $5.4 million and $18.1 million, respectively.

(b)
Mexico net sales generated in the thirteen weeks ended June 28, 2015 decreased $34.1 million, or 13.7%, from Mexico net sales generated in the thirteen weeks ended June 29, 2014 primarily because of the impact of foreign currency translation, which contributed $38.4 million, or 15.4 percentage points, to the decrease in net sales. Increases in sales volume offset the negative impact that foreign currency translation had on net sales by $3.8 million, or 1.5 percentage points.

Gross profit . Gross profit increased by $82.5 million, or 23.6%, from $349.5 million generated in the thirteen weeks ended June 29, 2014 to $432.0 million generated in the thirteen weeks ended June 28, 2015. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended June 28, 2015	Change from Thirteen Weeks Ended June 29, 2014		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	June 28, 2015	June 29, 2014
	In thousands, except percent data
Net sales	$2,053,876	$(132,940)	(6.1)%	100.0%	100.0%
Cost of sales	1,621,856	(215,485)	(11.7)%	79.0%	84.0%	(a)(b)
Gross profit	$432,020	$82,545	23.6%	21.0%	16.0%

Sources of gross profit	Thirteen Weeks Ended June 28, 2015	Change from Thirteen Weeks Ended June 29, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$384,190	$89,688	30.5%	(a)
Mexico	47,806	(7,167)	(13.0)%	(b)
Elimination	24	24	—%
Total gross profit	$432,020	$82,545	23.6%

Sources of cost of sales	Thirteen Weeks Ended June 28, 2015	Change from Thirteen Weeks Ended June 29, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$1,454,669	$(188,578)	(11.5)%	(a)
Mexico	167,211	(26,883)	(13.9)%	(b)
Elimination	(24)	(24)	—%
Total cost of sales	$1,621,856	$(215,485)	(11.7)%

(a)
Cost of sales incurred by the U.S. operations during the thirteen weeks ended June 28, 2015 decreased $188.6 million, or 11.5%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended June 29, 2014. Cost of sales decreased primarily because of a $132.8 million decrease in feed ingredients costs, derivative gains of $5.6 million recognized in the thirteen weeks ended June 28, 2015 as compared to derivative losses of $6.6 million recognized in the thirteen weeks ended June 29, 2014, and a $3.9 million decrease in utilities costs. These decreases in cost of sales components were partially offset by a $7.4 million increase in co-pack labor and meat, a $5.7 million increase in supplies and equipment costs, and a $5.4 million increase in contract labor costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the thirteen weeks ended June 28, 2015 decreased $26.9 million, or 13.9%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended June 29, 2014. The impact of foreign currency translation contributed $29.9 million, or 15.4 percentage points, to the decrease in cost of sales. A $2.8 million increase in feed ingredients costs partially offset the positive impact that foreign currency translation had on cost of sales. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $77.9 million, or 25.9%, from $300.4 million generated in the thirteen weeks ended June 29, 2014 to $378.4 million generated in the thirteen weeks ended June 28, 2015. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Thirteen Weeks Ended June 28, 2015	Change from Thirteen Weeks Ended June 29, 2014		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	June 28, 2015	June 29, 2014
	(In thousands, except percent data)
Gross profit	$432,020	$82,545	23.6%	21.0%	16.0%
SG&A expense	48,834	227	0.5%	2.4%	2.2%	(a)(b)
Administrative restructuring charges	4,813	4,375	998.9%	0.2%	—%	(c)
Operating income	$378,373	$77,943	25.9%	18.4%	13.7%

Sources of operating income	Thirteen Weeks Ended June 28, 2015	Change from Thirteen Weeks Ended June 29, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$335,783	$85,978	34.4%
Mexico	42,566	(8,059)	(15.9)%
Elimination	24	24	—%
Total operating income	$378,373	$77,943	25.9%

Sources of SG&A expense	Thirteen Weeks Ended June 28, 2015	Change from Thirteen Weeks Ended June 29, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$43,594	$(665)	(1.5)%	(a)
Mexico	5,240	892	20.5%	(b)
Total SG&A expense	$48,834	$227	0.5%

Sources of administrative restructuring charges	Thirteen Weeks Ended June 28, 2015	Change from Thirteen Weeks Ended June 29, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$4,813	$4,375	998.9%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$4,813	$4,375	998.9%

(a)
SG&A expense incurred by the U.S. operations during the thirteen weeks ended June 28, 2015 decreased $0.7 million, or 1.5%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended June 29, 2014 primarily because of $2.3 million decrease in professional fees partially offset by a $1.0 million increase in allocated costs charged for administrative functions shared with JBS USA, LLC. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the thirteen weeks ended June 28, 2015 increased $0.9 million, or 20.5%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended June 29, 2014 primarily because of a $0.3 million increase in contract labor expense, a $0.2 million increase in advertising and promotion expense, a $0.2 million increase in professional fees and a $0.2 million increase in bad debt expense. Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred by the U.S. operations during the thirteen weeks ended June 28, 2015 represented impairment costs of $4.8 million related to assets held for sale in Louisiana and Texas. During the thirteen weeks ended June 29, 2014, administrative restructuring charges incurred by the U.S. operations were composed of (i) live operations rationalization costs of $0.3 million and (ii) employee-related costs of $0.1 million.

Net interest expense. Net interest expense decreased 24.6% to $10.2 million recognized in the thirteen weeks ended June 28, 2015 from $13.6 million recognized in the thirteen weeks ended June 29, 2014 primarily because of a decrease in the weighted average interest rate compared to the same period in the prior year. The weighted average interest rate decreased from 8.0% in the thirteen weeks ended June 29, 2014 to 3.7% in the thirteen weeks ended June 28, 2015. The impact of the weighted average interest rate on interest expense was partially offset by higher average borrowings. Average borrowings increased from $568.4 million in the thirteen weeks ended June 29, 2014 to $1.0 billion in the thirteen weeks ended June 28, 2015 due to increased borrowings related to our Senior Notes and U.S. Credit Facility term notes.
Income taxes. Income tax expense increased to $129.1 million, a 34.8% effective tax rate, for the thirteen weeks ended June 28, 2015 compared to income tax expense of $99.2 million, a 34.3% effective tax rate, for the thirteen weeks ended June 29, 2014. The income tax expense in 2015 resulted primarily from an increase in income.

Twenty-Six Weeks Ended June 28, 2015 Compared to Twenty-Six Weeks Ended June 29, 2014
Net sales. Net sales generated in the twenty-six weeks ended June 28, 2015 decreased $98.1 million, or 2.3%, from net sales generated in the twenty-six weeks ended June 29, 2014. The following table provides net sales information:

Sources of net sales	Twenty-Six Weeks Ended June 28, 2015	Change from Twenty-Six Weeks Ended June 29, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$3,681,617	$(50,809)	(1.4)%	(a)
Mexico	425,178	(47,277)	(10.0)%	(b)
Total net sales	$4,106,795	$(98,086)	(2.3)%

(a)
U.S. net sales generated in the twenty-six weeks ended June 28, 2015 decreased $50.8 million, or 1.4%, from U.S. net sales generated in the twenty-six weeks ended June 29, 2014 primarily because of a decrease in net sales per pound. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced fresh chicken products when compared to the same period in the prior year, contributed $98.6 million, or 2.6 percentage points, to the sales decrease. An increase in sales volume partially offset the net decrease by $47.8 million, or 1.3 percentage points. Included in U.S. net sales generated during the twenty-six weeks ended June 28, 2015 and June 29, 2014 were net sales to JBS USA, LLC totaling $12.2 million and $33.5 million, respectively.

(b)
Mexico net sales generated in the twenty-six weeks ended June 28, 2015 decreased $47.3 million, or 10.0%, from Mexico net sales generated in the twenty-six weeks ended June 29, 2014 primarily because of the impact of foreign currency translation, which contributed $65.5 million, or 13.9 percentage points, to the decrease in net sales. Increases in net sales per pound and sales volume offset the negative impact that foreign currency translation had on net sales by $13.0 million, or 2.7 percentage points,

Gross profit . Gross profit increased by $244.6 million, or 43.3%, from $564.6 million generated in the twenty-six weeks ended June 29, 2014 to $809.1 million generated in the twenty-six weeks ended June 28, 2015. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Twenty-Six Weeks Ended June 28, 2015	Change from Twenty-Six Weeks Ended June 29, 2014		Percent of Net Sales
				Twenty-Six Weeks Ended
		Amount	Percent	June 28, 2015	June 29, 2014
	In thousands, except percent data
Net sales	$4,106,795	$(98,086)	(2.3)%	100.0%	100.0%
Cost of sales	3,297,655	(342,645)	(9.4)%	80.3%	86.6%	(a)(b)
Gross profit	$809,140	$244,559	43.3%	19.7%	13.4%

Sources of gross profit	Twenty-Six Weeks Ended June 28, 2015	Change from Twenty-Six Weeks Ended June 29, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$722,742	$255,540	54.7%	(a)
Mexico	86,350	(11,029)	(11.3)%	(b)
Elimination	48	48	—%
Total gross profit	$809,140	$244,559	43.3%

Sources of cost of sales	Twenty-Six Weeks Ended June 28, 2015	Change from Twenty-Six Weeks Ended June 29, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$2,958,876	$(306,348)	(9.4)%	(a)
Mexico	338,827	(36,249)	(9.7)%	(b)
Elimination	(48)	(48)	—%
Total cost of sales	$3,297,655	$(342,645)	(9.4)%

(a)
Cost of sales incurred by the U.S. operations during the twenty-six weeks ended June 28, 2015 decreased $306.3 million, or 9.4%, from cost of sales incurred by the U.S. operations during the twenty-six weeks ended June 29, 2014. Cost of sales decreased primarily because of a $201.5 million decrease in feed ingredients costs, derivative gains of $28.7 million recognized in the twenty-six weeks ended June 28, 2015 as compared to derivative losses of $14.1 million recognized in the twenty-six weeks ended June 29, 2014, and a $9.8 million decrease in utilities costs. These decreases in cost of sales components were partially offset by a $14.1 million increase in co-pack labor and meat, a $9.3 million increase in supplies and equipment costs, and a $7.5 million increase in contract grower costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the twenty-six weeks ended June 28, 2015 decreased $36.2 million, or 9.7%, from cost of sales incurred by the Mexico operations during the twenty-six weeks ended June 29, 2014. The impact of foreign currency translation contributed $52.2 million, or 13.9 percentage points, to the decrease in cost of sales. A $10.2 million increase in feed ingredients costs partially offset the positive impact that foreign currency translation had on cost of sales. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $237.4 million, or 50.7%, from $468.6 million generated in the twenty-six weeks ended June 29, 2014 to $706.0 million generated in the twenty-six weeks ended June 28, 2015. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Twenty-Six Weeks Ended June 28, 2015	Change from Twenty-Six Weeks Ended June 29, 2014		Percent of Net Sales
				Twenty-Six Weeks Ended
		Amount	Percent	June 28, 2015	June 29, 2014
	(In thousands, except percent data)
Gross profit	$809,140	$244,559	43.3%	19.7%	13.4%
SG&A expense	98,341	4,533	4.8%	2.4%	2.2%	(a)(b)
Administrative restructuring charges	4,813	2,662	123.8%	0.1%	0.1%	(c)
Operating income	$705,986	$237,364	50.7%	17.2%	11.1%

Sources of operating income	Twenty-Six Weeks Ended June 28, 2015	Change from Twenty-Six Weeks Ended June 29, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$629,437	$249,052	65.5%
Mexico	76,501	(11,736)	(13.3)%
Elimination	48	48	—%
Total operating income	$705,986	$237,364	50.7%

Sources of SG&A expense	Twenty-Six Weeks Ended June 28, 2015	Change from Twenty-Six Weeks Ended June 29, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$88,492	$3,826	4.5%	(a)
Mexico	9,849	707	7.7%	(b)
Total SG&A expense	$98,341	$4,533	4.8%

Sources of administrative restructuring charges	Twenty-Six Weeks Ended June 28, 2015	Change from Twenty-Six Weeks Ended June 29, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$4,813	$2,662	123.8%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$4,813	$2,662	123.8%

(a)
SG&A expense incurred by the U.S. operations during the twenty-six weeks ended June 28, 2015 increased $3.8 million, or 4.5%, from SG&A expense incurred by the U.S. operations during the twenty-six weeks ended June 29, 2014 primarily because of $6.1 million increase in employee wages and benefits partially offset by a $2.3 million decrease in professional fees. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the twenty-six weeks ended June 28, 2015 increased $0.7 million, or 7.7%, from SG&A expense incurred by the Mexico operations during the twenty-six weeks ended June 29, 2014 primarily because of a $0.7 million increase in contract labor. Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred by the U.S. operations during the twenty-six weeks ended June 28, 2015 represented impairment costs of $4.8 million related to assets held for sale in Louisiana and Texas. During the twenty-six weeks ended June 29, 2014, administrative restructuring charges incurred by the U.S. operations were composed of (i) live operations rationalization costs of $0.8 million, (ii) employee-related costs of $0.6 million, (iii) other exit or disposal costs of $0.4 million and (iv) inventory valuations costs of $0.3 million.

Net interest expense. Net interest expense decreased 57.8% to $13.6 million recognized in the twenty-six weeks ended June 28, 2015 from $32.2 million recognized in the twenty-six weeks ended June 29, 2014 primarily because of a decrease in the weighted average interest rate compared to the same period in the prior year. The weighted average interest rate decreased from 8.1% in the twenty-six weeks ended June 29, 2014 to 4.3% in the twenty-six weeks ended June 28, 2015. The impact of the weighted average interest rate on interest expense was partially offset by higher average borrowings. Average borrowings increased from $636.8 million in the twenty-six weeks ended June 29, 2014 to $861.3 million in the twenty-six weeks ended June 28, 2015 due to increased borrowings related to our Senior Notes and U.S. Credit Facility term notes.
Income taxes. Income tax expense increased to $240.6 million, a 35.1% effective tax rate, for the twenty-six weeks ended June 28, 2015 compared to income tax expense of $151.2 million, a 34.4% effective tax rate, for the twenty-six weeks ended June 29, 2014. The income tax expense in 2015 resulted primarily from an increase in income.
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of June 28, 2015:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$574.2
Borrowing arrangements:
U.S. Credit Facility	$700.0	$—	679.9	(a)
Mexico Credit Facility	36.0	—	36.0	(b)

(a)
Actual borrowings under our U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at June 28, 2015 was $700.0 million. Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at June 28, 2015 totaled $20.1 million.

(b)
As of June 28, 2015, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $36.0 million.  The Mexico Credit Facility provides for a loan commitment of 560.0 million Mexican pesos.

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
U.S. Credit Facility
On February 11, 2015, we and certain of our subsidiaries entered into the U.S. Credit Facility with Rabobank, as administrative agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $700.0 million and a term loan commitment of up to $1.0 billion (the “Term Loans”). The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. Because the Company prepaid $350.0 million of the Term Loans with proceeds from the Senior Notes, the Company is not required to pay quarterly installments. Covenants in the U.S. Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. We had Term Loans outstanding totaling $500.0 million as of June 28, 2015.
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
Actual borrowings by the Company under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. As of June 28, 2015, the applicable borrowing base was $700.0 million and the amount available for borrowing under the revolving loan commitment was $679.9 million. The Company had letters of credit of $20.1 million and no outstanding borrowings under the revolving loan commitment as of June 28, 2015
The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. The U.S. Credit Facility requires us to comply with a minimum level of tangible net worth covenant. The U.S. Credit Facility also provides that we may not incur capital expenditures in excess of $500.0 million in any fiscal year. We are currently in compliance with the covenants under the U.S. Credit Facility.
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
Subordinated Loan Agreement
On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, the Company agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. Credit Facility (as defined below). In the thirteen and twenty-six weeks ended June 28, 2015, the Company reimbursed JBS USA $0.2 million for letter of credit costs. As of June 28, 2015, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf. There remains no other commitment of JBS USA to make advances under the Subordinated Loan Agreement.

Mexico Credit Facility
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Multiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is $560.0 million Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the TIIE rate plus 1.05%. The Mexico Credit Facility will mature on July 23, 2017. As of June 28, 2015, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $36.0 million, and there were no outstanding borrowings under the Mexico Credit Facility.
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
Historical Flow of Funds
Cash provided by operating activities was $588.1 million and $416.2 million for the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively. The increase in cash flows provided by operating activities was primarily as a result of increased net income for the twenty-six weeks ended June 28, 2015 as compared to the twenty-six weeks ended June 29, 2014.
Our working capital position, which we define as current assets less current liabilities, decreased $55.1 million to $1.09 billion and a current ratio of 2.33 at June 28, 2015 compared to $1.14 billion and a current ratio of 2.53 at December 28, 2014. The decrease in working capital during the twenty-six weeks ended June 28, 2015 was primarily a result of an increase in income taxes payable. Our working capital position increased $198.4 million to $1.04 billion and a current ratio of 2.27 at June 29, 2014 compared to $845.6 million and a current ratio of 1.78 at December 29, 2013. The increase in working capital during twenty-six weeks ended June 29, 2014 was primarily the result of the generation of cash from operations.
Trade accounts and other receivables decreased $30.9 million, or 8.1%, to $348.0 million at June 28, 2015 from $378.9 million at December 28, 2014. The change in trade accounts and other receivables resulted primarily from a decrease in sales generated in the two weeks ended June 28, 2015 as compared to sales generated in the two weeks ended December 28, 2014. Trade accounts and other receivables increased $28.2 million, or 7.5%, to $404.9 million at June 29, 2014 from $376.7 million at December 29, 2013. The change in trade accounts and other receivables resulted primarily from a $2.8 million decrease in trade receivables attributable to lower net sales, a $1.4 million decrease in receivables related to freight rebates and a $0.6 million decrease in receivables related to insurance recoveries.
Inventories decreased $3.2 million, or 0.4%, to $787.1 million at June 28, 2015 from $790.3 million at December 28, 2014. Inventories decreased $28.5 million, or 3.5%, to $837.3 million at June 29, 2014 from $808.8 million at December 29, 2013. The change in inventories during both the twenty-six weeks ended June 28, 2015 and June 29, 2014 was primarily due to decreased costs for feed grains and their impact on the value of our live chicken inventories.
Prepaid expenses and other current assets decreased $7.2 million, or 7.6%, to $88.2 million at June 28, 2015 from $95.4 million at December 28, 2014. This change resulted primarily from a $7.6 million decrease in open derivative positions and margin cash on deposit with our derivatives traders. Prepaid expenses and other current assets increased $20.2 million, or 32.7%, to $82.1 million at June 29, 2014 from $61.8 million at December 29, 2013. This change resulted primarily from a $14.2 million increase in margin cash on deposit with our derivatives traders.
Accounts payable, including accounts payable to JBS USA, increased $69.2 million, or 17.1%, to $473.5 million at June 28, 2015 from $404.3 million at December 28, 2014. This change resulted primarily from a shift in our supply chain finance structure. Accounts payable, including accounts payable to related parties, increased $17.8 million, or 4.8%, to $392.1 million at June 29, 2014 from $374.3 million at December 29, 2013. This change resulted primarily from an $19.3 million increase in trade payables and a $0.7 million increase in the payable to JBS USA.

Accrued expenses and other current liabilities decreased $15.2 million, or 4.9%, to $296.7 million at June 28, 2015 from $311.9 million at December 28, 2014. This change resulted primarily from a $22.6 million decrease in accrued compensation and benefits costs, and a $1.5 million decrease in derivative liabilities that was partially offset by an $8.9 million increase in accrued interest. Accrued expenses and other current liabilities increased $7.5 million, or 2.6%, to $290.9 million at June 29, 2014 from $283.4 million at December 29, 2013. This change resulted primarily from a $9.0 million increase in accrued incentive compensation costs and a $6.4 million increase in derivative liabilities that was partially offset by a $8.8 million decrease in accrued health insurance costs and a a $5.3 million decrease in accrued interest.
Income taxes, which includes income taxes receivable, income taxes payable, both current and noncurrent deferred tax assets, both current and noncurrent deferred tax liabilities and reserves for uncertain tax positions, decreased $36.5 million, or 43.3%, to a net liability position of $47.8 million at June 28, 2015 from a net liability position of $84.3 million at December 28, 2014. This change resulted primarily from tax expense recorded on our year-to-date income and timing of estimated tax payments. Income taxes changed from a net asset position of $32.4 million at December 29, 2013 to a net liability position of $71.1 million at June 29, 2014. This change resulted primarily from tax expense recorded on our year-to-date income that was based on a higher effective tax rate and timing of estimated tax payments. We experienced a higher effective tax rate in the twenty-six weeks ended June 29, 2014 due to a decrease in the total valuation allowance in 2013 that resulted primarily from the utilization of almost all of our domestic net operating losses.
Cash used in investing activities was $85.6 million for the twenty-six weeks ended June 28, 2015 and cash provided by investing activities was $10.5 million for the twenty-six weeks ended June 29, 2014. Capital expenditures totaled $87.7 million and $90.8 million in the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively. Capital expenditures decreased by $3.4 million primarily because of the number of projects that were active during the twenty-six weeks ended June 28, 2015 when compared to the twenty-six weeks ended June 29, 2014. Capital expenditures for 2015 cannot exceed $500.0 million under the U.S. Credit Facility. Cash proceeds from property disposals in the twenty-six weeks ended June 28, 2015 and June 29, 2014 were $2.1 million and $4.4 million, respectively. Cash used to purchase investment securities totaled $37.0 million in the twenty-six weeks ended June 29, 2014. Cash proceeds from the sale or maturity of investment securities in the twenty-six weeks ended June 29, 2014 was $133.9 million.
Cash used in financing activities was $504.5 million and $409.8 million in the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively. Cash proceeds drawn from our revolving line of credit and long-term borrowings totaled $1.7 billion in the twenty-six weeks ended June 28, 2015 . No cash proceeds were drawn from our revolving line of credit and long-term borrowings in the twenty-six weeks ended June 29, 2014. Cash provided in the twenty-six weeks ended June 28, 2015, by a tax benefit related to share-based compensation was $7.8 million. Cash used to repay revolving line of credit obligations, long-term borrowings and capital lease obligations was $683.7 million and $410.2 million in the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively. Cash was used in the twenty-six weeks ended June 28, 2015 to pay a special cash dividend of approximately $1.5 billion and capitalized loan costs of $10.1 million related to both the amendment and restatement of the U.S. Credit Facility and the sale of the Senior Notes. Cash proceeds from the sale of subsidiary common stock totaled $0.4 million during the twenty-six weeks ended June 29, 2014.
Contractual Obligations
Contractual obligations at June 28, 2015 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$1,000,000	$—	$—	$500,000	$500,000
Interest(c)	321,002	36,257	70,078	70,917	143,750
Capital leases	660	158	235	224	43
Operating leases	59,871	10,642	31,960	11,135	6,134
Derivative liabilities	21,205	21,205	—	—	—
Purchase obligations(d)	532,563	512,941	19,622	—	—
Total	$1,935,301	$581,203	$121,895	$582,276	$649,927

(a)
The total amount of unrecognized tax benefits at June 28, 2015 was $17.2 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $20.1 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of June 28, 2015.

(d)
Includes (i) agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction and (ii) our obligation to purchase Tyson Mexico for approximately $400.0 million.

On July 28, 2014, we entered into a definitive agreement to purchase, indirectly through certain of our Mexican subsidiaries, 100% of the equity of Tyson Mexico from Tyson Foods, Inc. and certain of its subsidiaries. On June 29, 2015, we completed our purchase of Tyson Mexico for approximately $400 million, subject to adjustment for closing date working capital, using available cash balances.
We expect cash flows from operations, combined with availability under the U.S. Credit Facility, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers.
In April 2015, the FASB issued new presentation guidance for debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
In July 2015, the FASB issued new accounting guidance on the subsequent measurement of inventory, which, in an effort to simplify unnecessarily complicated accounting guidance that can result in several potential outcomes, requires an entity to measure inventory at the lower of cost or net realizable value.
See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to these new accounting pronouncements.
Critical Accounting Policies
During the twenty-six weeks ended June 28, 2015, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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
Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of June 28, 2015. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended June 28, 2015, such a change would have resulted in a change to cost of sales of $607.1 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at June 28, 2015 would be $7.8 million, excluding any potential impact on the production costs of our chicken inventories.
The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal and soybean oil prices on June 28, 2015 would have resulted in a change of approximately $1.0 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.

Interest Rates
Our variable-rate debt instruments represent approximately 50.0% of our total debt at June 28, 2015. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.3 million for the thirteen weeks ended June 28, 2015.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $13.8 million as of June 28, 2015.
Foreign Currency
Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. We currently anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $2.1 million and a gain of $1.8 million in the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively. The average exchange rates for the thirteen weeks ended June 28, 2015 and June 29, 2014 were 15.32 Mexican pesos to one U.S. dollar and 13.00 Mexican pesos to one U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
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
As of June 28, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and in light of the material weakness in internal control over financial reporting disclosed in our annual report on Form 10-K for the year ended December 28, 2014, which weakness had not been fully remedied at June 28, 2015, the Company’s management concluded the Company’s disclosure controls and procedures were not effective as of June 28, 2015. However, giving full consideration to the material weakness described below, the Company’s management has concluded that the Condensed Consolidated Financial Statements included in this quarterly report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with accounting principles generally accepted in the U.S.

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
Changes in Internal Control over Financial Reporting
Other than actions we have taken to remedy the material weakness described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended June 28, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Tax Claims and Proceedings
The IRS filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserted claims that total $74.7 million. We filed in the Bankruptcy Court (i) an objection to the IRS’ amended proof of claim, and (ii) a motion requesting the Bankruptcy Court to determine our U.S. federal tax liability pursuant to Sections 105 and 505 of Chapter 11 of Title 11 of the United States Code. The objection and motion asserted that the Company had no liability for the additional U.S. federal taxes that have been asserted for pre-petition periods by the IRS. The IRS responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result we have worked with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the Tax Court proceedings discussed below) to resolve the IRS’ amended proof of claim. On December 12, 2012, we entered into two Stipulation of Settled Issues with the IRS. The first Stipulation relates to the Company’s 2003, 2005, and 2007 tax years and resolves all of the material issues in the case. The second Stipulation relates to the Company as the successor in interest to Gold Kist for the tax years ended June 30, 2005 and September 30, 2005, and resolves all substantive issues in the case. These Stipulations account for approximately $29.3 million of the amended proof of claim and should result in no additional tax due.
In connection with the remaining claim of $45.4 million included in the amended proof of claim, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to an ordinary loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 was capital in nature. On April 14, 2014, the Company appealed the Tax Court's findings of fact and conclusions of law to the Fifth Circuit. On February 25, 2015, the Fifth Circuit issued its opinion, which reversed the Tax Court’s judgment and rendered judgment in favor of the Company. The IRS did not appeal the Fifth Circuit's decision, which has become final, and no additional tax should be due in connection with this matter.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 28, 2015, our Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to implement its stock repurchase program through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program expires on July 27, 2016. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. For the fiscal quarter ended June 28, 2015, the Company did not repurchase any shares of our common stock.

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

12	Ratio of Earnings to Fixed Charges for the twenty-six weeks ended June 28, 2015 and June 29, 2014.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: July 29, 2015	/s/ Fabio Sandri
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

12	Ratio of Earnings to Fixed Charges for the twenty-six weeks ended June 28, 2015 and June 29, 2014.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.