Form 10-Q
period 2015-09-27
PILGRIMS PRIDE CORP
filed 2015-10-29
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of October 28, 2015, was 255,145,196.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2015	December 28, 2014
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$396,719	$576,143
Trade accounts and other receivables, less allowance for doubtful accounts	369,681	378,890
Account receivable from related parties	2,581	5,250
Inventories	841,273	790,305
Income taxes receivable	4,971	10,288
Current deferred tax assets	37,561	27,345
Prepaid expenses and other current assets	96,857	95,439
Assets held for sale	6,555	1,419
Total current assets	1,756,198	1,885,079
Other long-lived assets	31,813	24,406
Identified intangible assets, net	32,177	26,783
Goodwill	174,431	—
Property, plant and equipment, net	1,347,239	1,182,795
Total assets	$3,341,858	$3,119,063

Notes payable to banks	$5,869	$—
Accounts payable	524,025	399,486
Account payable to related parties	10,402	4,862
Accrued expenses and other current liabilities	304,459	311,879
Income taxes payable	20,874	3,068
Current deferred tax liabilities	40,368	25,301
Current maturities of long-term debt	102	262
Total current liabilities	906,099	744,858
Long-term debt, less current maturities	1,000,398	3,980
Deferred tax liabilities	89,589	76,216
Other long-term liabilities	103,104	97,208
Total liabilities	2,099,190	922,262
Common stock	2,597	2,590
Treasury stock	(45,080)	—
Additional paid-in capital	1,672,501	1,662,354
Retained earnings (accumulated deficit)	(324,400)	591,492
Accumulated other comprehensive loss	(66,002)	(62,541)
Total Pilgrim’s Pride Corporation stockholders’ equity	1,239,616	2,193,895
Noncontrolling interest	3,052	2,906
Total stockholders’ equity	1,242,668	2,196,801
Total liabilities and stockholders’ equity	$3,341,858	$3,119,063
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands, except per share data)
Net sales	$2,112,529	$2,268,048	$6,219,324	$6,472,929
Cost of sales	1,827,985	1,817,783	5,125,640	5,458,083
Gross profit	284,544	450,265	1,093,684	1,014,846
Selling, general and administrative expense	52,620	44,629	150,961	138,437
Administrative restructuring charges	792	135	5,605	2,286
Operating income	231,132	405,501	937,118	874,123
Interest expense, net of capitalized interest	10,501	11,372	26,870	45,407
Interest income	(319)	(1,171)	(3,086)	(2,974)
Foreign currency transaction loss	12,773	6,414	23,806	4,932
Miscellaneous, net	(2,071)	(610)	(7,135)	(2,609)
Income before income taxes	210,248	389,496	896,663	829,367
Income tax expense	73,153	133,693	313,751	284,932
Net income	137,095	255,803	582,912	544,435
Less: Net income (loss) attributable to noncontrolling interests	33	(181)	146	(26)
Net income attributable to Pilgrim’s Pride Corporation	$137,062	$255,984	$582,766	$544,461

Weighted average shares of common stock outstanding:
Basic	259,280	258,999	259,540	258,966
Effect of dilutive common stock equivalents	223	523	225	482
Diluted	259,503	259,522	259,765	259,448

Net income attributable to Pilgrim's Pride Corporation per share of common stock outstanding:
Basic	$0.53	$0.99	$2.25	$2.10
Diluted	$0.53	$0.99	$2.24	$2.10
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Net income	$137,095	$255,803	$582,912	$544,435
Other comprehensive income (loss):
Gain (loss) associated with available-for-sale securities, net of tax expense of $43, $10, $30 and $30, respectively	70	17	50	(12)
Loss associated with pension and other postretirement benefits, net of tax benefit of $6,206, $396, $2,129 and $6,105, respectively	(10,234)	(653)	(3,511)	(10,068)
Total other comprehensive loss, net of tax	(10,164)	(636)	(3,461)	(10,080)
Comprehensive income	126,931	255,167	579,451	534,355
Less: Comprehensive income (loss) attributable to noncontrolling interests	33	(181)	146	(26)
Comprehensive income attributable to Pilgrim's Pride Corporation	$126,898	$255,348	$579,305	$534,381
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 28, 2014	259,029	$2,590	—	$—	$1,662,354	$591,492	$(62,541)	$2,906	$2,196,801
Net income	—	—	—	—	—	582,766	—	146	582,912
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,461)	—	(3,461)
Share-based compensation plans:
Common stock issued under compensation plans	671	7	—	—	(7)	—	—	—	—
Common stock forfeited under compensation plans	(15)	—	—	—	(85)	—	—	—	(85)
Requisite service period recognition	—	—	—	—	2,217	—	—	—	2,217
Tax benefit related to share-based compensation	—	—	—	—	7,834	—	—	—	7,834
Treasury stock purchases	—	—	(1,915)	(45,080)	—	—	—	—	(45,080)
Special cash dividend	—	—	—	—	—	(1,498,470)	—	—	(1,498,470)
Other	—	—	—	—	188	(188)	—	—	—
Balance at September 27, 2015	259,685	$2,597	(1,915)	$(45,080)	$1,672,501	$(324,400)	$(66,002)	$3,052	$1,242,668

Balance at December 29, 2013	259,029	$2,590	—	$—	$1,653,119	$(120,156)	$(45,735)	$2,784	$1,492,602
Net income (loss)	—	—	—	—	—	544,461	—	(26)	544,435
Other comprehensive loss, net of tax	—	—	—	—	—	—	(10,080)	—	(10,080)
Issuance of subsidiary common stock	—	—	—	—	—	—	—	332	332
Share-based compensation plans:
Requisite service period recognition	—	—	—	—	3,504	—	—	—	3,504
Balance at September 28, 2014	259,029	$2,590	—	$—	$1,656,623	$424,305	$(55,815)	$3,090	$2,030,793
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$582,912	$544,435
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	116,485	112,740
Foreign currency transaction gain	—	8,585
Accretion of bond discount	—	342
Asset impairment	4,813	—
Gain on property disposals	(9,817)	(1,112)
Gain on investment securities	—	(49)
Share-based compensation	2,132	3,504
Deferred income tax benefit	(7,214)	(79,619)
Changes in operating assets and liabilities:
Trade accounts and other receivables	40,694	(35,785)
Inventories	17,162	(10,339)
Prepaid expenses and other current assets	(1,415)	(16,694)
Accounts payable, accrued expenses and other current liabilities	92,159	36,686
Income taxes	17,836	239,944
Long-term pension and other postretirement obligations	(2,668)	(1,764)
Other operating assets and liabilities	3,235	1,534
Cash provided by operating activities	856,314	802,408
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(129,848)	(131,349)
Purchase of acquired business, net of cash acquired	(373,532)	—
Purchases of investment securities	—	(55,100)
Proceeds from sale or maturity of investment securities	—	152,050
Proceeds from property disposals	13,553	8,422
Cash used in investing activities	(489,827)	(25,977)
Cash flows from financing activities:
Proceeds from note payable to bank	5,869	—
Proceeds from revolving line of credit and long-term borrowings	1,680,000	—
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(683,742)	(410,199)
Tax benefit related to share-based compensation	7,834	—
Sale of subsidiary common stock	—	332
Payment of capitalized loan costs	(12,322)	—
Purchase of treasury stock	(45,080)	—
Payment of special cash dividends	(1,498,470)	—
Cash used in financing activities	(545,911)	(409,867)
Effect of exchange rate changes on cash and cash equivalents	—	(6,173)
Increase (decrease) in cash and cash equivalents	(179,424)	360,391
Cash and cash equivalents, beginning of period	576,143	508,206
Cash and cash equivalents, end of period	$396,719	$868,597
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 95 countries. Pilgrim's fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. As of September 27, 2015, Pilgrim's had approximately 39,200 employees and the capacity to process more than 37 million birds per week for a total of more than 11 billion pounds of live chicken annually. Approximately 3,900 contract growers supply poultry for the Company's operations. As of September 27, 2015, JBS USA Holdings, Inc. (“JBS USA”), an indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.8% of the Company's outstanding common stock.
Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 27, 2015 are not necessarily indicative of the results that may be expected for the year ending December 27, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 28, 2014.
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
In September 2015, the FASB issued new accounting and presentation guidance for adjustments to provisional amounts recognized in business combinations, which, in an effort to reduce the cost and complexity of financial reporting, requires an acquiring entity in a business combination to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance also requires an acquiring entity in a business combination to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The provisions of the new guidance will be effective as of the beginning of our 2016 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.

2.	BUSINESS ACQUISITION
On June 29, 2015, the Company acquired, indirectly through certain of its Mexican subsidiaries, 100% of the equity of Provemex Holding LLC and its subsidiaries (together, "Tyson Mexico") from Tyson Foods, Inc. and certain of its subsidiaries for cash. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. The acquired business has a production capacity of three million birds per week in its three plants and employs more than 5,400 people in its plants, offices and seven distribution centers. The acquisition further strengthens the Company's strategic position in the Mexico chicken market. The Company expects to maintain these operations working to capacity with the existing workforce. The Company plans to keep all current labor contracts in place.
The following table summarizes the consideration paid for Tyson Mexico (in thousands):

Negotiated sales price	$400,000
Working capital adjustment	(20,933)
Final purchase price	$379,067
The results of operations of the acquired business since June 29, 2015 are included in the Company’s Condensed Consolidated Statements of Operations. Net sales generated by the acquired business from the acquisition date through September 27, 2015 totaled $128.9 million. The acquired business incurred a net loss from the acquisition date through September 27, 2015 totaling $2.9 million.
The assets acquired and liabilities assumed in the Tyson Mexico acquisition have been measured at their fair values at June 29, 2015 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition as well the assembled workforce. These benefits include complementary product offerings, an enhanced footprint in Mexico and attractive synergy opportunities and value creation.  The Company does not have tax basis in the goodwill, and therefore, the goodwill is not deductible for tax purposes. The preliminary fair values recorded were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to the preliminary valuation, amounts for income taxes including deferred tax accounts, uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances, certain legal matters and residual goodwill.
The preliminary fair values recorded for the assets acquired and liabilities assumed for Tyson Mexico are as follows (in thousands):

Cash and cash equivalents	$5,535
Trade accounts and other receivables	24,173
Inventories	68,130
Prepaid expenses and other current assets	7,661
Property, plant and equipment	157,752
Identifiable intangible assets	9,700
Other long-lived assets	199
Total assets acquired	273,150
Accounts payable	21,550
Other current liabilities	9,504
Long-term deferred tax liabilities	32,305
Other long-term liabilities	5,155
Total liabilities assumed	68,514
Total identifiable net assets	204,636
Goodwill	174,431
Total net assets	$379,067
The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to Tyson Mexico that existed as of the acquisition date. Based on the evaluation to date, the Company has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has preliminarily recorded its best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired for Tyson Mexico. The Company continues to gather information relating to all pre-acquisition contingencies that it has assumed from Tyson Mexico. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period any adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.
The Company performed a preliminary valuation of the assets and liabilities of Tyson Mexico at June 29, 2015. Significant assumptions used in the preliminary valuation and the bases for their determination are summarized as follows:

•
Property, plant and equipment, net. Property, plant and equipment at fair value gave consideration to the highest and best use of the assets. The valuation of the Company's real property improvements and the majority of its personal property was based on the cost approach. The valuation of the Company's land, as if vacant, and certain personal property assets was based on the market or sales comparison approach.

•
Indefinite-lived trade names. The Company valued two indefinite-lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value of each trade name was determined by estimating the hypothetical royalties that would have to be paid if it was not owned. Royalty rates were selected based on consideration of several factors, including (i) prior transactions involving Tyson Mexico trade names, (ii) incomes derived from license agreements on comparable trade names within the food and non-alcoholic beverages industry and (iii) the relative profitability and perceived contribution of each trade name. Royalty rates used in the determination of the fair values of the two trade names ranged from 4.0% to 5.0% of expected net sales related to the respective trade names and trade name maintenance costs were estimated as 1.4% of the royalty saved. The Company anticipates using both trade names for an indefinite period as demonstrated by the sustained use of each subject trade name. In estimating the fair value of the trade names, net sales related to the respective trade names were estimated to grow at a rate of 3.5% to 4.0% annually with a terminal year growth rate of 3.8%. Income taxes were estimated at 30.0% of pre-tax income, a tax amortization benefit was estimated considering a rate of 15.0% and the hypothetical savings generated by avoiding royalty costs were discounted using a rate of 12.0%. Trade names were valued at $9.7 million under this approach.

The following unaudited pro forma information presents the combined financial results for the Company and Tyson Mexico as if the acquisition had been completed at the beginning of the Company's prior year, December 30, 2013.

	Thirteen Weeks Ended September 28, 2014	Thirty-Nine Weeks Ended September 27, 2015	Thirty-Nine Weeks Ended September 28, 2014
	(In thousands, except per share amounts)
Net sales	$2,437,628	$6,532,971	$6,969,493
Net income attributable to Pilgrim's Pride Corporation	269,884	603,533	546,949
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	1.04	2.32	2.10
The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company's results of operations would have been had it completed the acquisition on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods. Pro forma adjustments exclude cost savings from any synergies resulting from the acquisition.

3.	FAIR VALUE MEASUREMENTS
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
As of September 27, 2015 and December 28, 2014, the Company held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities and deferred compensation plan assets. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments. The following items were measured at fair value on a recurring basis:

	September 27, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$4,825	$—	$—	$4,825
Derivative assets - commodity options instruments	115	—	—	115
Derivative assets - foreign currency instruments	1,611	—	—	1,611
Derivative liabilities - commodity futures instruments	(6,372)	—	—	(6,372)
Derivative liabilities - commodity options instruments	(4,965)	—	—	(4,965)
Fixed-rate senior notes payable at 5.75%	(495,940)	—	—	(495,940)
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

	September 27, 2015		December 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Note Reference
		(In thousands)
Derivative assets - commodity futures instruments	$4,825	$4,825	$8,416	$8,416	6
Derivative assets - commodity options instruments	115	115	—	—	6
Derivative assets - foreign currency instruments	1,611	1,611	2,563	2,563	6
Derivative liabilities - commodity futures instruments	(6,372)	(6,372)	(8,580)	(8,580)	6
Derivative liabilities - commodity options instruments	(4,965)	(4,965)	(14,103)	(14,103)	6
Fixed-rate senior notes payable	(500,000)	(495,940)	(3,633)	(3,979)	9
Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at September 27, 2015 or December 28, 2014, as applicable.
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

4.	TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	September 27, 2015	December 28, 2014
	(In thousands)
Trade accounts receivable	$356,686	$371,268
Notes receivable - current	910	1,088
Other receivables	16,583	9,059
Receivables, gross	374,179	381,415
Allowance for doubtful accounts	(4,498)	(2,525)
Receivables, net	$369,681	$378,890

Account receivable from related parties(a)	$2,581	$5,250
(a)    Additional information regarding accounts receivable from related parties is included in "Note 15. Related Party Transactions."

5.	INVENTORIES
Inventories consisted of the following:

	September 27, 2015	December 28, 2014
	(In thousands)
Live chicken and hens	$395,860	$363,438
Feed, eggs and other	216,034	198,681
Finished chicken products	225,735	227,649
Total chicken inventories	837,629	789,768
Commercial feed and other	3,644	537
Total inventories	$841,273	$790,305

6.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	September 27, 2015		December 28, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$262,738	$262,738	$204,286	$204,286
Other	51	51	80	80
All of the securities classified as cash and cash equivalents above mature within 90 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains recognized during the thirteen and thirty-nine weeks ended September 27, 2015 and the thirteen and thirty-nine weeks ended September 28, 2014 related to the Company's available-for-sale securities totaled approximately $193,200, $390,400, $51,900 and $310,000, respectively. Gross realized losses recognized during the thirteen and thirty-nine weeks ended September 27, 2015 and the thirteen and thirty-nine weeks ended September 28, 2014 related to the Company's available-for-sale securities totaled approximately $5,400, $25,400, $7,700 and $8,100, respectively. Proceeds received from the sale or maturity of available-for-sale securities during the thirty-nine weeks ended September 27, 2015 and September 28, 2014 are disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the

Company's available-for-sale securities recognized during the thirty-nine weeks ended September 27, 2015 and September 28, 2014 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the thirty-nine weeks ended September 27, 2015 and September 28, 2014 are disclosed in “Note 13. Stockholders' Equity.”

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
We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized net gains of $2.7 million and net gains of $28.0 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended September 27, 2015 and September 28, 2014. We also recognized net gains of $31.7 million and net gains of $14.0 million related to changes in the fair value of its derivative financial instruments during the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	September 27, 2015	December 28, 2014
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$4,940	$8,416
Commodity derivative liabilities	(11,337)	(22,683)
Cash collateral posted with brokers	26,275	25,205
Foreign currency derivative assets	1,611	2,563
Derivatives coverage(a):
Corn	3.4%	(8.2)%
Soybean meal	4.9%	(16.1)%
Period through which stated percent of needs are covered:
Corn	March 2017	September 2016
Soybean meal	December 2016	July 2015

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

8.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	September 27, 2015	December 28, 2014
	(In thousands)
Land	$103,772	$66,798
Buildings	1,123,176	1,086,690
Machinery and equipment	1,640,364	1,537,241
Autos and trucks	53,913	52,639
Construction-in-progress	158,621	129,701
PP&E, gross	3,079,846	2,873,069
Accumulated depreciation	(1,732,607)	(1,690,274)
PP&E, net	$1,347,239	$1,182,795
The Company recognized depreciation expense of $38.8 million and $33.9 million during the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively. The Company recognized depreciation expense of $109.4 million and $101.1 million during the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively.
During the thirty-nine weeks ended September 27, 2015, we spent $129.8 million on capital projects and transferred $101.5 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the thirty-nine weeks ended September 27, 2015 to improve efficiencies and reduce costs in the U.S. and to expand capacity in Mexico.
During the thirteen and thirty-nine weeks ended September 27, 2015, the Company sold certain PP&E for cash of $11.4 million and $13.6 million, respectively, and recognized net gains on these sales of $8.5 million and $9.8 million, respectively. PP&E sold in 2015 included broiler farms in Mexico, a rendering plant in Arkansas and miscellaneous equipment. During the thirteen and thirty-nine weeks ended September 28, 2014, the Company sold certain PP&E for cash of $4.1 million and $8.4 million and recognized a net loss of $26,700 and a net gain of $1.1 million, respectively. PP&E sold in 2014 included a warehouse, a commercial building and a vehicle maintenance center in Texas, an office building in Mexico City, a processing plant in Franconia, Pennsylvania, and miscellaneous equipment.
 Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing complex in Texas, a processing plant in Louisiana and other miscellaneous assets, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At September 27, 2015 and December 28, 2014, the Company reported properties and related assets totaling $6.6 million and $1.4 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The Company tested the recoverability of its assets held for sale and determined that the aggregate carrying amounts of the Texas processing complex asset group and the Louisiana processing plant asset group were recoverable over the remaining life of the respective primary asset in each asset group.
The Company has closed or idled various processing complexes, processing plants, hatcheries, broiler farms, and feed mills throughout the U.S. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At September 27, 2015, the carrying amount of these idled assets was $52.7 million based on depreciable value of $149.9 million and accumulated depreciation of $97.2 million.
The Company last tested the recoverability of its long-lived assets held and used in December 2014. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the thirty-nine weeks ended September 27, 2015 that required the Company to test its long-lived assets held and used for recoverability.

9.	CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	September 27, 2015	December 28, 2014
	(In thousands)
Accounts payable:
Trade accounts	$480,155	$347,107
Book overdrafts	37,811	47,320
Other payables	6,059	5,059
Total accounts payable	524,025	399,486
Accounts payable to related parties(a)	10,402	4,862
Accrued expenses and other current liabilities:
Compensation and benefits	98,888	123,495
Interest and debt-related fees	1,714	780
Insurance and self-insured claims	88,639	85,240
Derivative liabilities:
Futures	6,372	8,580
Options	4,965	14,103
Other accrued expenses	103,881	79,681
Total accrued expenses and other current liabilities	304,459	311,879
	$838,886	$716,227
(a)    Additional information regarding accounts payable from related parties is included in "Note 15. Related Party Transactions."

10.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	September 27, 2015	December 28, 2014
		(In thousands)
Long-term debt and other long-term borrowing arrangements:
Senior notes payable at 5.75%	2025	$500,000	$—
U.S. Credit Facility (defined below):
Term note payable at 1.45%	2020	500,000	—
Revolving note payable	2020	—	—
JBS USA Holdings, Inc. Subordinated Loan Facility	2015	—	—
Other	Various	500	4,242
Long-term debt		1,000,500	4,242
Less: Current maturities of long-term debt		(102)	(262)
Long-term debt, less current maturities		$1,000,398	$3,980

Current notes payable to banks
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 1.05%	2016	$5,869	$—
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
U.S. Credit Facility
On February 11, 2015, the Company and its subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., entered into a Second Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch (“Rabobank”), as administrative agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $700.0 million and a term loan commitment of up to $1.0 billion (the “Term Loans”). The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. Because the Company prepaid $350.0 million of the Term Loans with proceeds from the Senior Notes, the Company is not required to pay quarterly installments. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The Company had Term Loans outstanding totaling $500.0 million as of September 27, 2015.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through September 27, 2015 and, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through September 27, 2015 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by the Company under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. As of September 27, 2015, the applicable borrowing base was $700.0 million and the amount available for borrowing under the revolving loan commitment was $679.9 million. The Company had letters of credit of $20.1 million and no outstanding borrowings under the revolving loan commitment as of September 27, 2015.
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
Subordinated Loan Agreement
On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, the Company agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. Credit Facility (as defined below). In the thirteen and thirty-nine weeks ended September 27, 2015, the Company reimbursed JBS USA $0.3 million and $0.7 million, respectively, for letter of credit costs. As of September 27, 2015, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf. There remains no other commitment of JBS USA to make advances under the Subordinated Loan Agreement.
Mexico Credit Facility
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is Mex$560.0 million. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the Interbank Equilibrium Interest Rate plus 1.05%. The Mexico Credit Facility will mature on July 23, 2017. As of September 27, 2015, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $33.0 million, and there were $5.9 million outstanding borrowings due January 2016 under the Mexico Credit Facility that bear interest at a per annum rate of 4.33%.

11.	INCOME TAXES
The Company recorded income tax expense of $313.8 million, a 35.0% effective tax rate, for the thirty-nine weeks ended September 27, 2015 compared to income tax expense of $284.9 million, a 34.4% effective tax rate, for the thirty-nine weeks ended September 28, 2014. The income tax expense recognized for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively, was primarily the result of the tax expense recorded on the Company's year-to-date income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 27, 2015, the Company did not believe it had sufficient positive evidence to conclude that realization of its federal capital loss carry forwards and a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the thirty-nine weeks ended September 27, 2015 and September 28, 2014, there is tax effect of $2.1 million and $6.1 million, respectively, reflected in other comprehensive income.
For the thirty-nine weeks ended September 27, 2015, there is tax effect of $7.8 million reflected in additional paid-in-capital due to excess tax benefits related to compensation on dividend equivalent rights and vested stock awards. For the thirty-nine weeks ended September 28, 2014, there is no tax effect reflected in additional paid-in-capital due to excess compensation.
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
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans totaled $2.3 million, $1.5 million, $8.4 million and $4.3 million in the thirteen weeks ended September 27, 2015 and September 28, 2014 and the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for these defined benefit plans were as follows:

	Thirty-Nine Weeks Ended September 27, 2015		Thirty-Nine Weeks Ended September 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$190,401	$1,657	$170,030	$1,705
Interest cost	5,815	50	6,078	60
Actuarial losses (gains)	981	(11)	14,908	76
Benefits paid	(4,622)	(96)	(8,636)	(111)
Curtailments and settlements	(14,265)	—	—	—
Projected benefit obligation, end of period	$178,310	$1,600	$182,380	$1,730

	Thirty-Nine Weeks Ended September 27, 2015		Thirty-Nine Weeks Ended September 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$113,552	$—	$108,496	$—
Actual return on plan assets	(3,822)	—	3,549	—
Contributions by employer	7,603	96	11,492	111
Benefits paid	(4,622)	(96)	(8,636)	(111)
Curtailments and settlements	(14,265)	—	—	—
Fair value of plan assets, end of period	$98,446	$—	$114,901	$—

	September 27, 2015		December 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(79,864)	$(1,600)	$(76,849)	$(1,657)

	September 27, 2015		December 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(9,358)	$(129)	$(9,373)	$(129)
Long-term liability	(70,506)	(1,471)	(67,476)	(1,528)
Recognized liability	$(79,864)	$(1,600)	$(76,849)	$(1,657)

	September 27, 2015		December 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss (gain)	$49,558	$(138)	$43,907	$(127)
The accumulated benefit obligation for our defined benefit pension plans was $178.3 million and $190.0 million at September 27, 2015 and December 28, 2014, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at September 27, 2015 and December 28, 2014, respectively.

Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended September 27, 2015		Thirteen Weeks Ended September 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,938	$16	$2,026	$20
Estimated return on plan assets	(1,671)	—	(1,593)	—
Settlement loss	357	—	—	—
Amortization of net loss	179	—	14	—
Net costs	$803	$16	$447	$20

	Thirty-Nine Weeks Ended September 27, 2015		Thirty-Nine Weeks Ended September 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$5,815	$50	$6,078	$60
Estimated return on plan assets	(5,013)	—	(4,780)	—
Settlement loss	3,629	—	—	—
Amortization of net loss	536	—	42	—
Net costs	$4,967	$50	$1,340	$60
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	September 27, 2015		December 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	4.45%	4.45%	4.22%	4.22%

	Thirty-Nine Weeks Ended September 27, 2015		Thirty-Nine Weeks Ended September 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	4.22%	4.22%	4.95%	4.95%
Expected return on plan assets	6.00%	NA	6.00%	NA
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

Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	September 27, 2015	December 28, 2014
Cash and cash equivalents	—%	—%
Pooled separate accounts(a):
Equity securities	6%	6%
Fixed income securities	7%	6%
Common collective trust funds(a):
Equity securities	56%	60%
Fixed income securities	31%	28%
Total assets	100%	100%

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
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of September 27, 2015 and December 28, 2014:

	September 27, 2015				December 28, 2014
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$157	$—	$—	$157	$33	$—	$—	$33
Pooled separate accounts:
Large U.S. equity funds(d)	—	3,745	—	3,745	—	4,147	—	4,147
Small/Mid U.S. equity funds(e)	—	933	—	933	—	1,062	—	1,062
International equity funds(f)	—	1,481	—	1,481	—	1,719	—	1,719
Fixed income funds(g)	—	6,687	—	6,687	—	6,609	—	6,609
Common collective trusts funds:
Large U.S. equity funds(d)	—	23,116	—	23,116	—	29,964	—	29,964
Small U.S. equity funds(e)	—	16,273	—	16,273	—	18,411	—	18,411
International equity funds(f)	—	15,856	—	15,856	—	19,730	—	19,730
Fixed income funds(g)	—	30,198	—	30,198	—	31,877	—	31,877
Total assets	$157	$98,289	$—	$98,446	$33	$113,519	$—	$113,552

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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
Benefit Payments
The following table reflects the benefits as of September 27, 2015 expected to be paid through 2024 from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2015 (remaining)	$3,365	$32
2016	12,937	130
2017	12,502	130
2018	11,769	130
2019	11,278	130
2020-2024	52,157	627
Total	$104,008	$1,179
We anticipate contributing $1.8 million, as required by funding regulations or laws, to our pension plans during the remainder of 2015. We do not anticipate making further contributions to our other postretirement plans during the remainder of 2015.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Thirty-Nine Weeks Ended September 27, 2015		Thirty-Nine Weeks Ended September 28, 2014
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$43,907	$(127)	$16,957	$(126)
Amortization	(536)	—	(42)	—
Curtailment and settlement adjustments	(3,629)	—	—	—
Actuarial loss (gain)	981	(11)	14,908	76
Asset loss (gain)	8,835	—	1,232	—
Net actuarial loss (gain), end of period	$49,558	$(138)	$33,055	$(50)
The Company expects to recognize in net pension cost throughout the remainder of 2015 an actuarial loss of $0.2 million that was recorded in accumulated other comprehensive loss at September 27, 2015.
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

13.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Thirty-Nine Weeks Ended September 27, 2015(a)			Thirty-Nine Weeks Ended September 28, 2014(a)
	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(62,572)	$31	$(62,541)	$(45,797)	$62	$(45,735)
Other comprehensive income (loss) before reclassifications	(3,845)	133	(3,712)	(10,094)	169	(9,925)
Amounts reclassified from accumulated other comprehensive loss to net income	334	(83)	251	26	(181)	(155)
Net current period other comprehensive income (loss)	(3,511)	50	(3,461)	(10,068)	(12)	(10,080)
Balance, end of period	$(66,083)	$81	$(66,002)	$(55,865)	$50	$(55,815)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Thirty-Nine Weeks Ended September 27, 2015	Thirty-Nine Weeks Ended September 28, 2014	Affected Line Item in the Condensed Consolidated Statements of Operations
	(In thousands)
Realized gain on sale of securities	$133	$290	Selling, general and administrative expense
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(19)	—	Cost of sales
Legacy Gold Kist plans(c)(d)	(161)	—	Cost of sales
Legacy Gold Kist plans(c)(d)	(356)	(42)	Selling, general and administrative expense
Total before tax	(403)	248
Tax benefit (expense)	152	(93)
Total reclassification for the period	$(251)	155

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Pilgrim's Pride Retirement Plan for Union Employees, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

(d)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 12. Pension and Other Postretirement Benefits” to the Condensed Consolidated Financial Statements.

Treasury Stock
On July 28, 2015, the Company's Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program expires on July 27, 2016. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of September 27, 2015, the Company had repurchased 1,914,977 shares under this program with a market value of approximately $45.1 million. The Company accounted for the shares repurchased using the cost method.
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
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $19.4 million in costs related to the STIP at September 27, 2015 related to cash bonus awards that could potentially be awarded during the remainder of 2015 and 2016.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company's officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At September 27, 2015, we have reserved approximately 5.1 million shares of common stock for future issuance under the LTIP.
The following awards were outstanding during the thirty-nine weeks ended September 27, 2015:

Award Type	Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award(a)	Vesting Condition	Vesting Date	Vesting Date Fair Value per Award(a)	Estimated Forfeiture Rate	Awards Forfeited to Date	Settlement Method
RSU	LTIP	608,561	02/04/2013	$8.89	Service	12/31/2014	$32.79	9.66%	144,382	Stock
RSA	LTIP	15,000	02/25/2013	8.72	Service	02/24/2015	27.55	—%	—	Stock
RSA	LTIP	15,000	02/25/2013	8.72	Service	02/24/2016		—%	15,000	Stock
RSU	LTIP	206,933	02/26/2013	8.62	Service	12/31/2014	32.79	—%	—	Stock
RSU	LTIP	462,518	02/19/2014	16.70	Service	12/31/2016		13.49%	61,669	Stock
RSU	LTIP	269,662	03/03/2014	17.18	Performance / Service	12/31/2017		12.34%	23,499	Stock
RSU	LTIP	158,226	02/26/2015	27.51	Performance / Service	12/31/2018		(b)	13,158	Stock

(a)	The fair value of each RSA and RSU granted or vested represents the closing price of the Company's common stock on the respective grant date or vesting date.

(b)	The estimated forfeiture rate for these awards will be set if or when performance conditions associated with the awards are satisfied.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Share-based compensation cost:
Cost of sales	$166	$60	$431	$231
Selling, general and administrative expense	698	1,067	1,701	3,273
Total	$864	$1,127	$2,132	$3,504

Income tax benefit	$261	$156	$620	$672
The Company’s RSA and RSU activity is included below:

	Thirty-Nine Weeks Ended September 27, 2015		Thirty-Nine Weeks Ended September 28, 2014
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of period	30	$8.72	203	$6.59
Vested	(15)	8.72	(173)	6.22
Forfeited	(15)	8.72	—	—
Outstanding at end of period	—	$—	30	$8.72

RSUs:
Outstanding at beginning of period	1,120	$11.97	729	$8.81
Granted	428	21.00	462	16.70
Vested	(671)	8.81	—	—
Forfeited	(85)	18.51	(71)	10.34
Outstanding at end of period	792	$18.83	1,120	$11.97
The total fair value of awards vested during the thirty-nine weeks ended September 27, 2015 and September 28, 2014 was $22.4 million and $3.2 million, respectively.
At September 27, 2015, the total unrecognized compensation cost related to all nonvested awards was $10.0 million. That cost is expected to be recognized over a weighted average period of 2.39 years.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
JBS USA:
Letter of credit fees(a)	$317	$335	$950	$1,005
JBS USA, LLC:
Purchases from JBS USA, LLC(b)	28,765	31,994	83,059	85,333
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride Corporation(c)	11,514	2,099	28,483	21,013
Sales to JBS USA, LLC(b)	5,197	2,763	17,442	36,234
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(c)	519	891	2,548	2,197
JBS Chile Ltda.:
Sales to JBS Chile Ltda.	35	—	269	—
JBS Global (UK) Ltd.:
Sales to JBS Global (UK) Ltd.	18	—	49	—

(a)
Beginning on October 26, 2011, JBS USA arranged for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential liability claims. We agreed to reimburse JBS USA up to $56.5 million for potential draws upon these letters of credit. We reimburse JBS USA for the letter of credit costs we would have otherwise incurred under our credit facilities. During 2015, we have paid JBS USA $0.7 million for letter of credit costs. As of September 27, 2015, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

(b)
We routinely execute transactions to both purchase products from JBS USA, LLC and sell products to them. As of September 27, 2015 and December 28, 2014, the outstanding payable to JBS USA, LLC was $10.4 million and $4.8 million, respectively. As of September 27, 2015 and December 28, 2014, the outstanding receivable from JBS USA, LLC was $2.5 million and $1.4 million, respectively. As of September 27, 2015, approximately $1.7 million of goods from JBS USA, LLC were in transit and not reflected on our Condensed Consolidated Balance Sheet.

(c)
The Company has an agreement with JBS USA, LLC to allocate costs associated with JBS USA, LLC's procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA, LLC to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA, LLC on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA, LLC will be reimbursed by JBS USA, LLC. This agreement expires on December 31, 2016.

On June 25, 2015, the Company signed an intercompany revolving note to its indirect wholly-owned subsidiary, Pilgrim's Pride S. de R.L. de C.V., in a principal amount of $100.0 million. The note bears interest based on three-month LIBOR plus a margin of 2.5% and has a maturity date of June 24, 2020.  The proceeds of the note were used to fund a portion of the purchase price of the acquisition of Tyson Mexico (as defined in “Note 2. Business Acquisition”). Interest is payable quarterly and principal is due upon maturity. The outstanding note balance eliminates upon consolidation. As of September 27, 2015, outstanding borrowings totaled $64.5 million.
On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. As of September 27, 2015, JBS USA beneficially owned 75.8% of the total outstanding shares of the Company's common stock.

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
Tax Claims and Proceedings
In 2009, the IRS asserted claims against the Company totaling $74.7 million. We entered into two Stipulations of Settled Issues agreements with the IRS on December 12, 2012 that accounted for approximately $29.3 million of the claims and should result in no additional tax due.
In connection with the remaining $45.4 million claimed by the IRS, we filed a petition in the U.S. Tax Court (“Tax Court”) on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding related to an ordinary loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 was capital in nature. On April 14, 2014, the Company appealed the Tax Court's findings of fact and conclusions of law to the United States Fifth Circuit Court of Appeals (the “Fifth Circuit”). On February 25, 2015, the Fifth Circuit issued its opinion, which reversed the Tax Court’s judgment and rendered judgment in favor of the Company. The IRS did not appeal the Fifth Circuit's decision, which has become final, and no additional tax should be due in connection with this matter.
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
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. As of September 27, 2015, we had approximately 39,200 employees and the capacity to process more than 37 million birds per week for a total of more than 11 billion pounds of live chicken annually. Approximately 3,900 contract growers supply poultry for our operations. As of September 27, 2015, JBS USA Holdings, Inc. (“JBS USA”), an indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.8% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2015) in this report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $137.1 million, or $0.53 per diluted common share, for the thirteen weeks ended September 27, 2015. These operating results included gross profit of $284.5 million. During the thirteen weeks ended September 27, 2015, we generated $268.2 million of cash from operations.
We reported net income attributable to Pilgrim’s Pride Corporation of $582.8 million, or $2.24 per diluted common share, for the thirty-nine weeks ended September 27, 2015. These operating results included gross profit of $1,093.7 million. During the thirty-nine weeks ended September 27, 2015, we generated $856.3 million of cash from operations.
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

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2015:
Third Quarter	$4.34	$3.48	$374.80	$302.40
Second Quarter	4.10	3.53	326.40	286.50
First Quarter	4.13	3.70	377.40	317.50
2014:
Fourth Quarter	4.14	3.21	411.60	304.60
Third Quarter	4.24	3.23	464.20	307.20
Second Quarter	5.16	4.39	506.00	448.40
First Quarter	4.92	4.12	470.50	416.50
2013:
Fourth Quarter	4.49	4.12	464.60	392.80
Third Quarter	7.17	4.49	535.50	396.00
Second Quarter	7.18	6.29	490.30	391.80
First Quarter	7.41	6.80	438.50	398.20
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity's price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended September 27, 2015 and September 28, 2014, we recognized net gains totaling $2.7 million and $28.0 million, respectively, related to changes in the fair values of our derivative financial instruments.
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
Recent Developments
Tyson Mexico Acquisition. On June 29, 2015, we acquired, indirectly through certain of our Mexican subsidiaries, 100% of the equity of Provemex Holding LLC and its subsidiaries (together, "Tyson Mexico") from Tyson Foods, Inc. and certain of its subsidiaries for cash. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. The acquired business has a production capacity of three million birds per week in its three plants and employs more than 5,400 people in its plants, offices and seven distribution centers. The acquisition further strengthens our strategic position in the Mexico chicken market. We expect to maintain these operations working to capacity with the existing workforce. We plan to keep all current labor contracts in place.
Amended and Restated U.S. Credit Facility. On February 11, 2015, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch (“Rabobank”), as administrative agent, and the other lenders party thereto. The U.S. Credit Facility amends and restates our existing credit agreement dated August 7, 2013 with CoBank, ACB, as administrative agent and collateral agent, and other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $700.0 million and a term loan commitment of up to $1.0 billion. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase. For additional information regarding the U.S. Credit Facility, see “ - Liquidity and Capital Resources - Long-Term Debt and Other Borrowing Arrangements - U.S. Credit Facility.”
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
Senior Notes Due 2025. On March 11, 2015, we completed a sale of $500.0 million aggregate principal amount of our 5.75% senior notes due 2025 (the “Senior Notes”). We used the net proceeds from the sale of the Senior Notes to repay $350.0 million and $150.0 million of the term loan indebtedness under the U.S. Credit Facility on March 12, 2015 and April 22, 2015, respectively. For additional information regarding the Senior Notes due 2025, see “ - Liquidity and Capital Resources - Long-Term Debt and Other Borrowing Arrangements - Senior Notes.”
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
Results of Operations
Thirteen Weeks Ended September 27, 2015 Compared to Thirteen Weeks Ended September 28, 2014
Net sales. Net sales generated in the thirteen weeks ended September 27, 2015 decreased $155.5 million, or 6.9%, from net sales generated in the thirteen weeks ended September 28, 2014. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended September 27, 2015	Change from Thirteen Weeks Ended September 28, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$1,798,375	$(227,902)	(11.2)%	(a)
Mexico	314,154	72,383	29.9%	(b)
Total net sales	$2,112,529	$(155,519)	(6.9)%

(a)
U.S. net sales generated in the thirteen weeks ended September 27, 2015 decreased $227.9 million, or 11.2%, from U.S. net sales generated in the thirteen weeks ended September 28, 2014 primarily because of decreased net sales per pound. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced fresh chicken products when compared to the same period in the prior year, contributed $223.9 million, or 11.0 percentage points, to the net sales decrease. Decreases in sales volume contributed to the net decrease by $4.0 million, or 0.2 percentage points. Included in U.S. net sales generated during the thirteen weeks ended September 27, 2015 and September 28, 2014 were net sales to JBS USA, LLC totaling $5.2 million and $2.8 million, respectively.

(b)
Mexico net sales generated in the thirteen weeks ended September 27, 2015 increased $72.4 million, or 29.9%, from Mexico net sales generated in the thirteen weeks ended September 28, 2014 primarily because of net sales generated by the recently acquired Tyson Mexico operations and an increase in sales volume experience by our existing operations. The impact of the acquired business contributed $128.9 million, or 53.3 percentage points, to the increase in net sales. The sales volume increase experienced by our existing operations contributed $23.3 million, or 9.6 percentage points, to the increase in net sales. The impact of of the acquired business and the sales volume increase experienced by our existing operations were partially offset by a decrease in net sales per pound experienced by our existing operations and the impact of foreign currency translation on our existing operations. The decrease in net sales per pound experienced by our existing operations offset the impact of the acquired business and the sales volume increase experienced by our existing operations by $48.7 million, or 20.1 percentage points. The impact of foreign currency translation on our existing operations offset the impact of the acquired business and the sales volume increase experienced by our existing operations by $31.1 million, or 12.9 percentage points.
Gross profit . Gross profit decreased by $165.7 million, or 36.8%, from $450.3 million generated in the thirteen weeks ended September 28, 2014 to $284.5 million generated in the thirteen weeks ended September 27, 2015. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended September 27, 2015	Change from Thirteen Weeks Ended September 28, 2014		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	September 27, 2015	September 28, 2014
	In thousands, except percent data
Net sales	$2,112,529	$(155,519)	(6.9)%	100.0%	100.0%
Cost of sales	1,827,985	10,202	0.6%	86.5%	80.1%	(a)(b)
Gross profit	$284,544	$(165,721)	(36.8)%	13.5%	19.9%

Sources of gross profit	Thirteen Weeks Ended September 27, 2015	Change from Thirteen Weeks Ended September 28, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$246,093	$(145,321)	(37.1)%	(a)
Mexico	38,427	(20,424)	(34.7)%	(b)
Elimination	24	24	—%
Total gross profit	$284,544	$(165,721)	(36.8)%

Sources of cost of sales	Thirteen Weeks Ended September 27, 2015	Change from Thirteen Weeks Ended September 28, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$1,552,282	$(82,581)	(5.1)%	(a)
Mexico	275,727	92,807	50.7%	(b)
Elimination	(24)	(24)	—%
Total cost of sales	$1,827,985	$10,202	0.6%

(a)
Cost of sales incurred by the U.S. operations during the thirteen weeks ended September 27, 2015 decreased $82.6 million, or 5.1%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended September 28, 2014. Cost of sales decreased primarily because of a $125.8 million decrease in feed ingredients costs, and a $2.7 million decrease in utilities costs. These decreases in cost of sales components were partially offset by derivative gains of $3.0 million recognized in the thirteen weeks ended September 27, 2015 as compared to derivative gains of $27.3 million recognized in the thirteen weeks ended September 28, 2014, a $13.1 million increase in contract grower costs, a $8.8 million increase in contract labor costs, a $6.0 million increase in co-pack labor and meat, and a $4.8 million increase in supplies and equipment cost. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the thirteen weeks ended September 27, 2015 increased $92.8 million, or 50.7%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended September 28, 2014. Cost of sales increased primarily because of costs incurred by the acquired Tyson Mexico operations partially offset by costs incurred by our existing operations. Cost of sales incurred by the acquired Tyson Mexico operations contributed $119.8 million, or 65.5 percentage points, to the increase in Mexico cost of sales. Decreased cost of sales incurred by our existing operations partially offset the impact of the cost of sales incurred by the acquired business by $27.0 million, or 14.7 percentage points. Cost of sales incurred by our existing operations decreased primarily because of an aggregate $7.0 million gain recognized on the sale of property, plant and equipment, a $2.1 million decrease in wage and benefits costs, a $1.6 million decrease in utilities costs and a $1.1 million decrease in vehicle costs. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income decreased by $174.4 million, or 43.0%, from $405.5 million generated in the thirteen weeks ended September 28, 2014 to $231.1 million generated in the thirteen weeks ended September 27, 2015. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Thirteen Weeks Ended September 27, 2015	Change from Thirteen Weeks Ended September 28, 2014		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	September 27, 2015	September 28, 2014
	(In thousands, except percent data)
Gross profit	$284,544	$(165,721)	(36.8)%	13.5%	19.9%
SG&A expense	52,620	7,991	17.9%	2.5%	2.0%	(a)(b)
Administrative restructuring charges	792	657	486.7%	—%	—%	(c)
Operating income	$231,132	$(174,369)	(43.0)%	10.9%	17.9%

Sources of operating income	Thirteen Weeks Ended September 27, 2015	Change from Thirteen Weeks Ended September 28, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$203,755	$(147,561)	(42.0)%
Mexico	27,353	(26,832)	(49.5)%
Elimination	24	24	—%
Total operating income	$231,132	$(174,369)	(43.0)%

Sources of SG&A expense	Thirteen Weeks Ended September 27, 2015	Change from Thirteen Weeks Ended September 28, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$41,546	$1,583	4.0%	(a)
Mexico	11,074	6,408	137.3%	(b)
Total SG&A expense	$52,620	$7,991	17.9%

Sources of administrative restructuring charges	Thirteen Weeks Ended September 27, 2015	Change from Thirteen Weeks Ended September 28, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$792	$657	486.7%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$792	$657	486.7%

(a)
SG&A expense incurred by the U.S. operations during the thirteen weeks ended September 27, 2015 increased $1.6 million, or 4.0%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended September 28, 2014 primarily because of $2.3 million increase in wages and benefits partially offset by a $0.8 million decrease in outside services costs. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the thirteen weeks ended September 27, 2015 increased $6.4 million, or 137.3%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended September 28, 2014 primarily because of expenses incurred by the acquired Tyson Mexico operations and an increase in SG&A expense incurred by our existing operations. Expenses incurred by the acquired Tyson Mexico business contributed $5.3 million, or 112.8 percentage points, to the overall increase in SG&A expenses. An increase in expenses incurred by our existing operations contributed $1.1 million, or 24.5 percentage points, to the overall increase in SG&A expenses. SG&A expense incurred by our existing operations increased primarily because of a $0.6 million increase in bad debt expense. Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred by the U.S. operations during the thirteen weeks ended September 27, 2015 represented a $0.8 million loss related to the sale of a rendering plant in Arkansas. During the thirteen weeks ended September 28, 2014, we incurred administrative restructuring charges composed of live operations rationalization costs of $0.1 million.

Net interest expense. Net interest expense decreased 0.2% to $10.2 million recognized in the thirteen weeks ended September 27, 2015 from $10.2 million recognized in the thirteen weeks ended September 28, 2014 primarily because of a decrease in the weighted average interest rate compared to the same period in the prior year. The weighted average interest rate decreased from 7.9% in the thirteen weeks ended September 28, 2014 to 4.1% in the thirteen weeks ended September 27, 2015. The impact of the weighted average interest rate on interest expense was partially offset by higher average borrowings. Average borrowings increased from $500.0 million in the thirteen weeks ended September 28, 2014 to $1.0 billion in the thirteen weeks ended September 27, 2015 due to increased borrowings related to our Senior Notes and U.S. Credit Facility term notes.

Income taxes. Income tax expense decreased to $73.2 million, a 34.8% effective tax rate, for the thirteen weeks ended September 27, 2015 compared to income tax expense of $133.7 million, a 34.3% effective tax rate, for the thirteen weeks ended September 28, 2014. The decrease in income tax expense in 2015 resulted primarily from a decrease in income.
Thirty-nine weeks Ended September 27, 2015 Compared to Thirty-nine weeks Ended September 28, 2014
Net sales. Net sales generated in the thirty-nine weeks ended September 27, 2015 decreased $253.6 million, or 3.9%, from net sales generated in the thirty-nine weeks ended September 28, 2014. The following table provides net sales information:

Sources of net sales	Thirty-Nine Weeks Ended September 27, 2015	Change from Thirty-Nine Weeks Ended September 28, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$5,479,993	$(278,711)	(4.8)%	(a)
Mexico	739,331	25,106	3.5%	(b)
Total net sales	$6,219,324	$(253,605)	(3.9)%

(a)
U.S. net sales generated in the thirty-nine weeks ended September 27, 2015 decreased $278.7 million, or 4.8%, from U.S. net sales generated in the thirty-nine weeks ended September 28, 2014 primarily because of a decrease in net sales per pound. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced fresh chicken products when compared to the same period in the prior year, contributed $323.6 million, or 5.6 percentage points, to the sales decrease. An increase in sales volume partially offset the net decrease by $44.8 million, or 0.8 percentage points. Included in U.S. net sales generated during the thirty-nine weeks ended September 27, 2015 and September 28, 2014 were net sales to JBS USA, LLC totaling $17.4 million and $36.2 million, respectively.

(b)
Mexico net sales generated in the thirty-nine weeks ended September 27, 2015 increased $25.1 million, or 3.5%, from Mexico net sales generated in the thirty-nine weeks ended September 28, 2014 primarily because of net sales generated by the recently acquired Tyson Mexico operations and an increase in sales volume experienced by our existing operations. The impact of the acquired business contributed $128.9 million, or 18.0 percentage points, to the increase in net sales. The sales volume increase experienced by our existing operations contributed $46.5 million, or 6.5 percentage points, to the increase in net sales. The impact of of the acquired business and the sales volume increase experienced by our existing operations was partially offset by a decrease in net sales per pound achieved by our existing operations and the impact of foreign currency translation on our existing operations. The decrease in net sales per pound achieved by our existing operations offset the impact of the acquired business and the sales volume increase experienced by our existing operations by $36.7 million, or 5.1 percentage points. The impact of foreign currency translation on our existing operations offset the impact of the acquired business and the sales volume increase experienced by our existing operations by $113.6 million, or 15.9 percentage points.

Gross profit . Gross profit increased by $78.8 million, or 7.8%, from $1.0 billion generated in the thirty-nine weeks ended September 28, 2014 to $1.1 billion generated in the thirty-nine weeks ended September 27, 2015. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirty-Nine Weeks Ended September 27, 2015	Change from Thirty-Nine Weeks Ended September 28, 2014		Percent of Net Sales
				Thirty-Nine Weeks Ended
		Amount	Percent	September 27, 2015	September 28, 2014
	In thousands, except percent data
Net sales	$6,219,324	$(253,605)	(3.9)%	100.0%	100.0%
Cost of sales	5,125,640	(332,443)	(6.1)%	82.4%	84.3%	(a)(b)
Gross profit	$1,093,684	$78,838	7.8%	17.6%	15.7%

Sources of gross profit	Thirty-Nine Weeks Ended September 27, 2015	Change from Thirty-Nine Weeks Ended September 28, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$968,836	$110,219	12.8%	(a)
Mexico	124,777	(31,452)	(20.1)%	(b)
Elimination	71	71	—%
Total gross profit	$1,093,684	$78,838	7.8%

Sources of cost of sales	Thirty-Nine Weeks Ended September 27, 2015	Change from Thirty-Nine Weeks Ended September 28, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$4,511,157	$(388,930)	(7.9)%	(a)
Mexico	614,554	56,558	10.1%	(b)
Elimination	(71)	(71)	—%
Total cost of sales	$5,125,640	$(332,443)	(6.1)%

(a)
Cost of sales incurred by the U.S. operations during the thirty-nine weeks ended September 27, 2015 decreased $388.9 million, or 7.9%, from cost of sales incurred by the U.S. operations during the thirty-nine weeks ended September 28, 2014. Cost of sales decreased primarily because of a $327.1 million decrease in feed ingredients costs, derivative gains of $31.6 million recognized in the thirty-nine weeks ended September 27, 2015 as compared to derivative gains of $13.2 million recognized in the thirty-nine weeks ended September 28, 2014, a $28.5 million decrease in wages and benefits, and a $12.5 million decrease in utilities costs. These decreases in cost of sales components were partially offset by a $20.6 million increase in contract grower costs, a $20.2 million increase in co-pack labor and meat, a $16.7 million increase in contract labor, and a $14.2 million increase in supplies and equipment costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the thirty-nine weeks ended September 27, 2015 increased $56.6 million, or 10.1%, from cost of sales incurred by the Mexico operations during the thirty-nine weeks ended September 28, 2014 primarily because of costs incurred by the acquired Tyson Mexico operations partially offset by a decrease in cost of sales incurred by our existing operations. Cost of sales incurred by the acquired Tyson Mexico operations contributed $119.8 million, or 21.4 percentage points, to the overall increase in cost of sales. The decrease in cost of sales incurred by our existing operations partially offset the impact of the cost of sales incurred by the acquired business by $63.3 million, or 11.3 percentage points. Cost of sales incurred by our existing operations decreased primarily because of an aggregate $4.1 million gain related to the sale of property, plant and equipment, a $4.0 million decrease in wage and benefits costs, a $4.0 million decrease in utilities costs and a $2.4 million decrease in vehicle costs. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $63.0 million, or 7.2%, from $874.1 million generated in the thirty-nine weeks ended September 28, 2014 to $937.1 million generated in the thirty-nine weeks ended September 27, 2015. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Thirty-Nine Weeks Ended September 27, 2015	Change from Thirty-Nine Weeks Ended September 28, 2014		Percent of Net Sales
				Thirty-Nine Weeks Ended
		Amount	Percent	September 27, 2015	September 28, 2014
	(In thousands, except percent data)
Gross profit	$1,093,684	$78,838	7.8%	17.6%	15.7%
SG&A expense	150,961	12,524	9.0%	2.4%	2.1%	(a)(b)
Administrative restructuring charges	5,605	3,319	145.2%	0.1%	—%	(c)
Operating income	$937,118	$62,995	7.2%	15.1%	13.5%

Sources of operating income	Thirty-Nine Weeks Ended September 27, 2015	Change from Thirty-Nine Weeks Ended September 28, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$833,193	$101,491	13.9%
Mexico	103,854	(38,567)	(27.1)%
Elimination	71	71	—%
Total operating income	$937,118	$62,995	7.2%

Sources of SG&A expense	Thirty-Nine Weeks Ended September 27, 2015	Change from Thirty-Nine Weeks Ended September 28, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$130,038	$5,409	4.3%	(a)
Mexico	20,923	7,115	51.5%	(b)
Total SG&A expense	$150,961	$12,524	9.0%

Sources of administrative restructuring charges	Thirty-Nine Weeks Ended September 27, 2015	Change from Thirty-Nine Weeks Ended September 28, 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$5,605	$3,319	145.2%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$5,605	$3,319	145.2%

(a)
SG&A expense incurred by the U.S. operations during the thirty-nine weeks ended September 27, 2015 increased $5.4 million, or 4.3%, from SG&A expense incurred by the U.S. operations during the thirty-nine weeks ended September 28, 2014 primarily because of $6.1 million increase in employee wages and benefits partially offset by a $2.3 million decrease in professional fees. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the thirty-nine weeks ended September 27, 2015 increased $7.1 million, or 51.5%, from SG&A expense incurred by the Mexico operations during the thirty-nine weeks ended September 28, 2014 primarily because of expenses incurred by the acquired Tyson Mexico operations and an increase in SG&A expense incurred by our existing operations. Expenses incurred by the acquired Tyson Mexico business contributed $5.3 million, or 38.1 percentage points, to the overall increase in SG&A expense. An increase in expenses incurred by our existing operations contributed $1.8 million, or 13.4 percentage points, to the overall increase in SG&A expense. SG&A expense incurred by our existing operations increased primarily because of a $1.0 million increase in contract labor and a $0.8 million increase in bad debt expense. Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred by the U.S. operations during the thirty-nine weeks ended September 27, 2015 represented impairment costs of $4.8 million related to assets held for sale in Louisiana and Texas and a loss of $0.8 million related to the sale of a rendering plant in Arkansas. During the thirty-nine weeks ended September 28, 2014, administrative restructuring charges incurred by the U.S. operations were composed of (i) live operations rationalization costs of $0.9 million, (ii) employee-related costs of $0.6 million, (iii) other exit or disposal costs of $0.4 million and (iv) inventory valuations costs of $0.3 million.

Net interest expense. Net interest expense decreased 43.9% to $23.8 million recognized in the thirty-nine weeks ended September 27, 2015 from $42.4 million recognized in the thirty-nine weeks ended September 28, 2014 primarily because of a decrease in the weighted average interest rate compared to the same period in the prior year. The weighted average interest rate decreased from 8.1% in the thirty-nine weeks ended September 28, 2014 to 4.2% in the thirty-nine weeks ended September 27, 2015. The impact of the weighted average interest rate on interest expense was partially offset by higher average borrowings. Average borrowings increased from $636.8 million in the thirty-nine weeks ended September 28, 2014 to $909.5 million in the thirty-nine weeks ended September 27, 2015 due to increased borrowings related to our Senior Notes and U.S. Credit Facility term notes.
Income taxes. Income tax expense increased to $313.8 million, a 35.0% effective tax rate, for the thirty-nine weeks ended September 27, 2015 compared to income tax expense of $284.9 million, a 34.4% effective tax rate, for the thirty-nine weeks ended September 28, 2014. The increase in income tax expense in 2015 resulted primarily from an increase in income.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of September 27, 2015:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$396.7
Borrowing arrangements:
U.S. Credit Facility	$700.0	$—	679.9	(a)
Mexico Credit Facility	33.0	5.9	27.1	(b)

(a)
Actual borrowings under our U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at September 27, 2015 was $700.0 million. Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at September 27, 2015 totaled $20.1 million.

(b)
As of September 27, 2015, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $27.1 million.  The Mexico Credit Facility provides for a loan commitment of 560.0 million Mexican pesos.

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
U.S. Credit Facility
On February 11, 2015, the Company and its subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., entered into the U.S. Credit Facility with Rabobank, as administrative agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $700.0 million and a term loan commitment of up to $1.0 billion (the “Term Loans”). The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. Because the Company prepaid $350.0 million of the Term Loans with proceeds from the Senior Notes, the Company is not required to pay quarterly installments. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The Company had Term Loans outstanding totaling $500.0 million as of September 27, 2015.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through September 27, 2015 and, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through September 27, 2015 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.

Actual borrowings by the Company under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. As of September 27, 2015, the applicable borrowing base was $700.0 million and the amount available for borrowing under the revolving loan commitment was $679.9 million. The Company had letters of credit of $20.1 million and no outstanding borrowings under the revolving loan commitment as of September 27, 2015.
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
Subordinated Loan Agreement
On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, the Company agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. Credit Facility (as defined below). In the thirteen and thirty-nine weeks ended September 27, 2015, the Company reimbursed JBS USA $0.3 million and $0.7 million, respectively, for letter of credit costs. As of September 27, 2015, the Company has accrued an obligation of $0.1 million to reimburse JBS USA for letter of credit costs incurred on its behalf. There remains no other commitment of JBS USA to make advances under the Subordinated Loan Agreement.
Mexico Credit Facility
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is Mex$560.0 million. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the Interbank Equilibrium Interest Rate plus 1.05%. The Mexico Credit Facility will mature on July 23, 2017. As of September 27, 2015, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $33.0 million, and there were $5.9 million outstanding borrowings due January 2016 under the Mexico Credit Facility that bear interest at a per annum rate of 4.33%.
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
Historical Flow of Funds
Cash provided by operating activities was $856.3 million and $802.4 million for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively. The increase in cash flows provided by operating activities was primarily as a result of increased net income for the thirty-nine weeks ended September 27, 2015 as compared to the thirty-nine weeks ended September 28, 2014.
Our working capital position, which we define as current assets less current liabilities, decreased $290.1 million to $850.1 million and a current ratio of 1.94 at September 27, 2015 compared to $1.1 billion and a current ratio of 2.53 at December 28, 2014. The decrease in working capital during the thirty-nine weeks ended September 27, 2015 was primarily a result of an increase in income taxes payable, and an increase in accounts payable, as described below. Our working capital position increased $451.2 million to $1.3 billion and a current ratio of 2.47 at September 28, 2014 compared to $845.6 million and a current ratio of 1.78 at December 29, 2013. The increase in working capital during thirty-nine weeks ended September 28, 2014 was primarily the result of the generation of cash from operations.
Trade accounts and other receivables decreased $9.2 million, or 2.4%, to $369.7 million at September 27, 2015 from $378.9 million at December 28, 2014. The change in trade accounts and other receivables resulted primarily from a decrease in sales generated in the two weeks ended September 27, 2015 as compared to sales generated in the two weeks ended December 28, 2014 partially offset by the impact of the Tyson Mexico acquisition. Trade accounts and other receivables increased $34.6 million, or 9.1%, to $413.6 million at September 28, 2014 from $379.1 million at December 29, 2013. The change in trade accounts and other receivables resulted primarily from an increase in sales generated in the two weeks ended September 28, 2014 as compared to sales generated in the two weeks ended December 29, 2013.
Inventories increased $51.0 million, or 6.4%, to $841.3 million at September 27, 2015 from $790.3 million at December 28, 2014. This change in inventories resulted primarily from the impact of the Tyson Mexico acquisition and increased costs for feed grains and their impact on the value of our live chicken inventories. Inventories increased $9.1 million, or 1.1%, to $817.9 million at September 28, 2014 from $808.8 million at December 29, 2013. This change in inventories was primarily due to increased costs for feed grains and their impact on the value of our live chicken inventories.
Prepaid expenses and other current assets increased $1.4 million, or 1.5%, to $96.9 million at September 27, 2015 from $95.4 million at December 28, 2014. This change resulted primarily from a $1.1 million increase in margin cash on deposit with our derivatives traders. Prepaid expenses and other current assets increased $15.5 million, or 25.1%, to $77.4 million at September 28, 2014 from $61.8 million at December 29, 2013. This change resulted primarily from a $5.6 million increase in value-added tax receivables and a $3.9 million increase in margin cash on deposit with our derivatives traders.
Accounts payable, including accounts payable to JBS USA, increased $130.1 million, or 32.2%, to $534.4 million at September 27, 2015 from $404.3 million at December 28, 2014. This change resulted primarily from the impact of the Tyson Mexico acquisition and use of a financing vehicle that extends the terms of many of our payables. Accounts payable, including accounts payable to related parties, increased $11.5 million, or 3.1%, to $358.7 million at September 28, 2014 from $374.3 million at December 29, 2013. This change resulted primarily from an $18.6 million increase in trade payables and a $2.0 million decrease in the payable to JBS USA.
Accrued expenses and other current liabilities decreased $7.4 million, or 2.4%, to $304.5 million at September 27, 2015 from $311.9 million at December 28, 2014. This change resulted primarily from a $22.6 million decrease in accrued compensation and benefits costs and a $1.5 million decrease in derivative liabilities that was partially offset by the impact of the Tyson Mexico acquisition and an $8.9 million increase in accrued interest. Accrued expenses and other current liabilities decreased $23.8 million, or 8.4%, to $307.2 million at September 28, 2014 from $283.4 million at December 29, 2013. This change resulted primarily from a $19.8 million increase in other accrued liabilities such as property taxes, legal fees and contract grower compensation, a $5.4 million increase in accrued compensation and benefits costs, a $4.6 million increase in derivative liabilities and a $4.5 million increase in accrued interest that was partially offset by a $10.6 million decrease in accrued insurance and self-insured claims costs.
Income taxes, which includes income taxes receivable, income taxes payable, both current and noncurrent deferred tax assets, both current and noncurrent deferred tax liabilities and reserves for uncertain tax positions, increased $40.1 million, or 47.6%, to a net liability position of $124.4 million at September 27, 2015 from a net liability position of $84.3 million at December 28, 2014. This change resulted primarily from tax expense recorded on our year-to-date income, the timing of estimated tax payments (including a $58.0 million estimated tax payment due in September 2015 that was paid in October 2015) and the impact of the Tyson Mexico acquisition. Income taxes changed from a net asset position of $32.4 million at December 29, 2013 to a net liability position of $127.3 million at September 28, 2014. This change resulted primarily from tax expense recorded on our year-to-date income that was based on a higher effective tax rate. We experienced a higher effective tax rate in the thirty-nine weeks ended September 28, 2014 due to a decrease in the total valuation allowance in 2013 that resulted primarily from the utilization of almost all of our domestic net operating losses.
Cash used in investing activities was $489.8 million and $26.0 million for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively. Cash used to purchase Tyson Mexico during the thirty-nine weeks ended September 27, 2015 totaled $373.5 million. Capital expenditures totaled $129.8 million and $131.3 million in the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively. Capital expenditures decreased by $1.5 million primarily because of the number of projects that were active during the thirty-nine weeks ended September 27, 2015 when compared to the thirty-nine weeks ended September 28, 2014. Capital expenditures for 2015 cannot exceed $500.0 million under the U.S. Credit Facility. Cash proceeds from property disposals in the thirty-nine weeks ended September 27, 2015 and September 28, 2014 were $13.6 million and $8.4 million, respectively. Cash used to purchase investment securities totaled $55.1 million in the thirty-nine weeks ended September 28, 2014. Cash proceeds from the sale or maturity of investment securities in the thirty-nine weeks ended September 28, 2014 was $152.0 million.
Cash used in financing activities was $545.9 million and $409.9 million in the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively. Cash proceeds drawn from our revolving line of credit and long-term borrowings totaled $1.7 billion in the thirty-nine weeks ended September 27, 2015. No cash proceeds were drawn from our revolving line of credit and long-term borrowings in the thirty-nine weeks ended September 28, 2014. Cash provided in the thirty-nine weeks ended September 27, 2015 through a current note payable to bank totaled $5.8 million. Cash provided in the thirty-nine weeks ended September 27, 2015, included a tax benefit related to share-based compensation of $7.8 million. Cash used to repay revolving line of credit obligations, long-term borrowings and capital lease obligations was $683.7 million and $410.2 million in the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively. Cash was used in the thirty-nine weeks ended September 27, 2015 to pay a special cash dividend of approximately $1.5 billion, to purchase treasury stock of $45.1 million and to pay capitalized loan costs of $12.3 million related to both the amendment and restatement of the U.S. Credit Facility and the sale of the Senior Notes.
Contractual Obligations
Contractual obligations at September 27, 2015 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$1,000,000	$—	$—	$500,000	$500,000
Interest(c)	304,510	37,734	71,875	65,526	129,375
Capital leases	611	171	245	195	—
Operating leases	59,871	10,642	31,960	11,135	6,134
Derivative liabilities	11	11	—	—	—
Purchase obligations(d)	140,892	135,928	4,964	—	—
Total	$1,505,895	$184,486	$109,044	$576,856	$635,509

(a)
The total amount of unrecognized tax benefits at September 27, 2015 was $16.1 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $20.1 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of September 27, 2015.

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
In September 2015, the FASB issued new accounting and presentation guidance for adjustments to provisional amounts recognized in business combinations, which, in an effort to reduce the cost and complexity of financial reporting, requires an acquiring entity in a business combination to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined.
See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to these new accounting pronouncements.
Critical Accounting Policies
During the thirty-nine weeks ended September 27, 2015, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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
Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of September 27, 2015. However, fluctuations greater than 10.0% frequently occur in the ordinary course of business. Based on our feed consumption during the thirteen weeks ended September 27, 2015, such a change would have resulted in a change to cost of sales of $61.6 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at September 27, 2015 would be $10.3 million, excluding any potential impact on the production costs of our chicken inventories.
The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal and soybean oil prices on September 27, 2015 would have resulted in a change of approximately $2.1 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 51.0% of our total debt at September 27, 2015. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.3 million for the thirteen weeks ended September 27, 2015.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $10.3 million as of September 27, 2015.

Foreign Currency
Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. We currently anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $23.8 million and a loss of $5.0 million in the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively. The average exchange rates for the thirteen weeks ended September 27, 2015 and September 28, 2014 were Mex $16.39 to $1.00 and Mex$13.11 to $1.00, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
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
As of September 27, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and in light of the material weakness in internal control over financial reporting disclosed in our annual report on Form 10-K for the year ended December 28, 2014, which weakness had not been fully remedied at September 27, 2015, the Company’s management concluded the Company’s disclosure controls and procedures were not effective as of September 27, 2015. However, giving full consideration to the material weakness described below, the Company’s management has concluded that the Condensed Consolidated Financial Statements included in this quarterly report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with accounting principles generally accepted in the U.S.
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
Changes in Internal Control over Financial Reporting
Other than actions we have taken to remedy the material weakness described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended September 27, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published Internal Control-Integrated Framework (2013) (the “2013 Framework”) and related illustrative documents as an update to Internal Control-Integrated Framework (1992) (the “1992 Framework”). While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the 2013 Framework, among other matters, requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The Company is adopting the 2013 Framework during the fiscal year ending December 27, 2015.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Tax Claims and Proceedings
In 2009, the IRS asserted claims against us totaling $74.7 million. Following a series of objections, motions and opposition filed by both parties in the federal court system, we worked with the IRS through the normal processes and procedures that are available to resolve the IRS’ claims. On December 12, 2012, we entered into two Stipulation of Settled Issues agreements with the IRS. The first Stipulation related to our 2003, 2005, and 2007 tax years and resolved all of the material issues in the case. The second Stipulation related to us as the successor in interest to Gold Kist for the tax years ended June 30, 2005 and September 30, 2005, and resolved all substantive issues in the case. These Stipulations accounted for approximately $29.3 million of the claims and should result in no additional tax due.
In connection with the remaining $45.4 million claimed by the IRS, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to us as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to an ordinary loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 was capital in nature. On April 14, 2014, we appealed the Tax Court's findings of fact and conclusions of law to the Fifth Circuit. On February 25, 2015, the Fifth Circuit issued its opinion, which reversed the Tax Court’s judgment and rendered judgment in our favor. The IRS did not appeal the Fifth Circuit's decision, which has become final, and no additional tax should be due in connection with this matter.
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
On July 28, 2015, our Board of Directors approved a $150.0 million share repurchase authorization. We plan to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program expires on July 27, 2016. The extent to which we repurchase our shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by our management team. We reserve the right to limit or terminate the repurchase program at any time without notice. As of September 27, 2015, we had repurchased 1,914,977 shares under this program with a market value of approximately $45.1 million. Set forth below is information regarding our stock repurchases for the thirteen weeks ended September 27, 2015.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs
June 29, 2015 through July 26, 2015	—	$—	—	$150,000,000
July 27, 2015 through August 30, 2015	350,000	21.75	350,000	142,387,995
August 31, 2015 through September 27, 2015	1,564,977	23.94	1,564,977	104,920,378
Total	1,914,977	$23.54	1,914,977	$104,920,378

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

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended September 27, 2015 and September 28, 2014.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: October 28, 2015	/s/ Fabio Sandri
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

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended September 27, 2015 and September 28, 2014.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.