Form 10-K
period 2015-12-27
PILGRIMS PRIDE CORP
filed 2016-02-12
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 26, 2015, was $1,527,547,968. For purposes of the foregoing calculation only, all directors, executive officers and greater than 10% beneficial owners have been deemed affiliates. Number of shares of the Registrant’s Common Stock outstanding as of February 11, 2016 was 254,823,286.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

PILGRIM’S PRIDE CORPORATION
FORM 10-K

i

PART I
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

Item 1. Business
Company Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms), which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”) beneficially owns 76.7% of our outstanding common stock. We are one of the largest chicken producers in the world with operations in the United States (“U.S.”), Mexico and Puerto Rico. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. We offer a wide range of products to our customers through strong national and international distribution channels. Pilgrim's fresh chicken products consist of refrigerated (non-frozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated.
We market our balanced portfolio of fresh, prepared and value-added chicken products to a diverse set of over 5,000 customers across the U.S., Mexico and in approximately 90 other countries, with no single customer accounting for more than 10% of total sales. We have become a valuable partner to our customers and a recognized industry leader by consistently providing high-quality products and services designed to meet their needs and enhance their business. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors such as Chick-fil-A® and Yum! Brands®, distributors such as US Foods and Sysco® and retail customers, including grocery store chains and wholesale clubs such as Kroger®, Wal-Mart®, Costco®, Publix®, Albertsons®, H-E-B® and Sam’s Club®.
As a vertically integrated company, we control every phase of the production process, which helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 4,130 growers, 35 feed mills, 40 hatcheries, 30 processing plants, six prepared foods cook plants, 23 distribution centers, eight rendering facilities and three pet food plants, we believe we are well positioned to supply the growing demand for our products.
We are one of the largest, and we believe one of the most efficient, producers and sellers of chicken in Mexico. Our presence in Mexico provides access to a market with growing demand and has enabled us to leverage our operational strengths within the region. The market for chicken products in Mexico is still developing, with most sales attributed to fresh, commodity-oriented, market price-based business. We believe our Mexico business is well positioned to continue benefiting from these trends in the Mexican consumer market. Additionally, we are an important player in the live market, which accounted for approximately

25% of the industry’s chicken sales in Mexico in 2015. On June 29, 2015, we acquired 100% of the equity of Provemex Holding LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. The acquired business has a production capacity of three million birds per week in its three plants and currently employs more than 4,500 people in its plants, offices and seven distribution centers. The acquisition further strengthens our strategic position in the Mexico chicken market.
We have approximately 39,000 employees and have the capacity to process more than 37.0 million birds per week for a total of more than 10.8 billion pounds of live chicken annually. In 2015, we produced 7.9 billion pounds of chicken products, generating approximately $8.2 billion in net sales and approximately $645.9 million in net income attributable to Pilgrim’s.
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2015) applies to our fiscal year and not the calendar year. Fiscal 2015 was a 52-week fiscal year.
Our Industry
Industry Overview
The U.S. consumes more chicken than any other protein (approximately 33.9 billion pounds projected in calendar year 2016 according to the U.S. Department of Agriculture (“USDA”)), and chicken is the second most consumed protein globally after pork. The U.S. is the world’s largest producer of chicken and is projected to produce approximately 40.5 billion pounds of ready-to-cook broiler meat in calendar year 2016, representing 20.6% of the total world production. Broilers are tender, young chickens suitable for broiling or roasting. Brazil and China produce the second and third most broiler meat, with 15.1% and 14.7% of the world market, respectively, according to the USDA.
According to the USDA, the export of U.S. chicken products increased at an average annual growth rate of 3.9% from 2004 through 2014. The U.S. is the second-largest exporter of broiler meat behind Brazil. The U.S. is projected to export 6.9 billion pounds in calendar year 2016, which would account for 30.1% of the total world exports and 17.5% of the total U.S. production, according to the USDA. The top five exporters are projected to control over 86.4% of the market in 2016.
According to the USDA, chicken production in the U.S. increased from 2004 through 2014 at a compounded annual growth rate of 1.1%. The growth in chicken demand is attributable to (i) relative affordability compared to other proteins such as beef and pork, (ii) the increasingly health conscious nature of U.S. consumers, (iii) chicken’s consistent quality and versatility and (iv) its introduction on many foodservice menus. In addition, global protein demand continues to be strong, consistent with rising standards of living and a growing middle class in developing countries around the world. USDA estimates from 2010 through 2020 show an anticipated increase of global chicken demand of 29%, 81% of which is expected to come from emerging markets. We believe our relationship with JBS positions us to capture a portion of those emerging markets.
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
Feed. Broilers are fed corn and soybean meal as well as certain vitamins and minerals. Corn and soybean meal accounted for approximately 46.0% and 35.1% of our feed costs, respectively, in 2015. Broiler production is significantly more efficient from a feed perspective than cattle or hog production. Approximately two pounds of feed are required for each pound of chicken, as compared to approximately seven and 3.5 pounds for cattle and hogs, respectively. We have sought to mitigate the impact of feed price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed price contracts, broadening our product portfolio and expanding the variety of contracts within our book of business.
Competitive Strengths
We believe that our competitive strengths will enable us to maintain and grow our position as a leading chicken company and to capitalize on future favorable growth opportunities:
Leading market position in the growing chicken industry. We are one of the largest chicken producers globally and a leading chicken producer in the U.S. with an approximate 17.0% market share, based on ready-to-cook production in 2014, according to WATTPoultryUSA magazine. We believe we can maintain this prominent market position as we are one of the few producers in the chicken industry that can fully satisfy the requirements of large retailers and foodservice companies due to our broad product range, national distribution, vertically integrated operations and technical capabilities. Further, our scale of operations, balanced product portfolio and a wide range of production capabilities enable us to meet both the capacity and quality requirements of our customer base. Finally, we believe we are well positioned with our global footprint to benefit from the growth in the U.S. chicken export market.
Broad product portfolio. We have a diversified product portfolio ranging from large to small birds and from fresh to cooked to processed chicken. In addition, our prepared foods business is focused on our most profitable product lines. We believe we are well positioned to be the primary chicken supplier for large customers due to our ability to provide consistent supply, innovate and develop new products to address consumer desires and provide competitive pricing across a diverse product portfolio. Our balanced portfolio of fresh, prepared and value-added chicken products yields a diversified sales mix, mitigating supply and market volatility and creating more consistent gross margins.
Blue chip and diverse customer base across all industry segments. We benefit from strong relationships with leading companies in every customer segment, including Chick-fil-A®, Sysco®, US Foods, Yum! Brands®, Kroger®, Wal-Mart®, Costco®, Publix®, Albertsons®, H-E-B®, Sam’s Club® and ConAgra Foods®, most of whom have been doing business with us for more than five years. We sell our products to a large and diverse customer base, with over 5,000 customers, with no single one accounting for more than 10% of total sales.
Lean and focused enterprise. We are an efficient and lean organization supported by our market-driven business strategy. Since 2008, we have closed, idled or sold 14 plants and 14 distribution centers, reduced or consolidated production at other facilities, streamlined our workforce and reduced administrative and corporate expenses. In addition, we continue to seek to make significant production improvements driven by improved yields, labor, cost savings and product mix. We utilize zero-based budgeting and plant-level profit and loss analysis, driving engagement and ownership over the results at each plant. These strategic initiatives have reduced our cost base, resulting in higher and more sustainable profits. We share corporate headquarters with JBS in Greeley, Colorado, and have integrated certain corporate functions with JBS to save costs.
Robust cash flow generation with disciplined capital allocation. Our leading market position, strong customer relationships and highly efficient operations help drive attractive and we believe sustainable margins. We also have a proven track record of disciplined capital allocation. We have spent approximately $554 million since 2011 in capital spending towards identified projects with rapid payback, further driving our profitability. Since the end of 2011, we have also reduced our net debt from over $1.4 billion to $575 million at the end of 2015.
Experienced management team and results-oriented corporate culture. We have a proven senior management team whose tenure in the chicken industry has spanned numerous market cycles and is among the most experienced in the industry. Our senior management team is led by William W. Lovette, our Chief Executive Officer, who has over 30 years of experience in the chicken industry. Our management team has successfully improved and realigned our business and instilled a corporate culture focused on performance and accountability. We also benefit from management ideas, best practices, and talent shared with the seasoned management team of JBS, which has over 50 years of combined experience operating protein processing facilities in South America, North America and Australia.
Relationship with JBS. We work closely with JBS management to identify areas where Pilgrim's and JBS can achieve synergies. We share corporate headquarters with JBS in Greeley, Colorado, and have integrated certain corporate functions with JBS to save costs. In addition to cost savings through the integration of certain corporate functions and the rationalization of facilities, our relationship with JBS allows us to enjoy several advantages given its diversified international operations and strong record in commodity risk management. We seek to leverage JBS' international network by expanding into untapped international markets and strengthening our presence in geographies in which we already operate. In addition, the expertise of JBS in managing the risk associated with volatile commodity inputs will help us to further improve our operations and manage our margins.
Business Strategy
We intend to continue growing our business and enhancing profitability by pursuing the following strategies:
Be a valued partner with our key customers. We have developed and acquired complementary markets, distributor relationships and geographic locations that have enabled us to expand our customer base and provide global distribution capabilities for all of our product lines. As a result, we believe we are one of only two U.S. chicken producers that can supply the growing demand for a broad range of price competitive standard and specialized products with well-known brand names on a nationwide basis from a single-source supplier. Additionally, we intend to leverage our innovation capabilities to develop new products along with our customers to accelerate sales and enhance the profitability of chicken products at their businesses. We plan to further enhance our industry position by optimizing our sales mix and accelerating innovation.

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
Between 2011 and 2015, these initiatives have resulted in approximately $1.0 billion of cumulative operational improvements, including from reduction of plant-related costs and improved sales mix and product yield. Between 2007 and 2015, our SG&A has also decreased by approximately 95 basis points as a percentage of net sales, as we have reduced these costs.
Strategically grow value-added exports. We will continue our focus on expanding international sales by seeking opportunities to increase penetration in our existing markets and entering attractive new markets. Expansion of our export sales complements our U.S. chicken operations and positions us to capitalize on expected global demand growth, particularly in emerging markets. Utilizing the extensive sales network of JBS, we believe that we can accelerate the sales of value-added chicken products into our international distribution channels. Our relationship with JBS has improved our access to markets such as Africa, the Middle East, Latin America and Asia. We believe substantial opportunities exist to expand our sales to these markets by capitalizing on direct international distribution channels supplemented by our existing export broker relationships. Our export sales accounted for approximately 4.6% of our U.S. chicken sales in 2015.
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
Products and Markets
Our primary product types are fresh chicken products, prepared chicken products and value-added export chicken products. We sell our fresh chicken products to the foodservice and retail markets. Our fresh chicken products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated and prepackaged case-ready chicken. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our fresh chicken sales accounted for 69.8% of our total U.S. chicken sales in 2015.
We also sell prepared chicken products, including portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Our prepared chicken products sales accounted for 24.9% of our total U.S. chicken sales in 2015.
Export and other chicken products primarily consist of whole chickens and chicken parts sold either refrigerated for distributors in the U.S. or frozen for distribution to export markets. We sell U.S.-produced chicken products for export to Mexico, the Middle East, Asia, countries within the Commonwealth of Independent States (the “CIS”) and other world markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. Prices for export sales are determined by supply and demand and local market conditions. In certain newly accessed international markets, we have established premium brands, which allow us to market our products at a premium to commodity price levels within those regions. Our export and other chicken products sales accounted for 5.3% of our total U.S. chicken sales in 2015.
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
Historically, we have targeted international markets to generate additional demand for our dark chicken meat, for which there has been less demand in the U.S. than for white chicken meat. We have expanded our portfolio to provide prepared chicken products tailored for export to the international divisions of our U.S. chain restaurant customers, as well as newly identified customers in regions not previously accessed. Through our relationship with JBS, we have developed an international distribution channel focused on growing our tailored export program and expanding value-added products, such as all-vegetable-fed whole griller birds, chicken franks and further processed thigh meat. Utilizing the extensive sales network of JBS, we believe that we can accelerate the sales of value-added chicken products into these international channels.
The following table sets forth, for the periods beginning with 2011, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	2015	2014	2013	2012	2011
	(In thousands)
U.S. chicken:
Fresh chicken	$4,701,943	$4,703,993	$4,123,089	$3,583,854	$3,160,429
Prepared chicken	1,672,693	1,787,389	2,046,746	2,239,289	2,135,337
Export and other chicken	358,878	620,082	715,969	817,723	808,038
Total U.S. chicken	6,733,514	7,111,464	6,885,804	6,640,866	6,103,804
Mexico chicken	1,016,200	900,360	864,454	758,023	720,333
Total chicken	7,749,714	8,011,824	7,750,258	7,398,889	6,824,137
Other products:
U.S.	409,840	535,572	614,409	608,619	674,923
Mexico	20,550	35,969	46,481	113,874	36,638
Total other products	430,390	571,541	660,890	722,493	711,561
Total net sales	$8,180,104	$8,583,365	$8,411,148	$8,121,382	$7,535,698
The following table sets forth, beginning with 2011, the percentage of net U.S. chicken sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	2015	2014	2013	2012	2011

Fresh chicken	69.8	66.2	59.9	54.0	51.7
Prepared chicken	24.9	25.1	29.7	33.7	35.0
Export and other chicken	5.3	8.7	10.4	12.3	13.3
Total U.S. chicken	100.0	100.0	100.0	100.0	100.0
United States Operations
Product Types
Fresh Chicken Overview. Fresh chicken is an important component of our sales and accounted for $4,701.9 million, or 69.8%, of our total U.S. chicken sales in 2015 and $3,160.4 million, or 51.7%, in 2011. Most fresh chicken products are sold to established customers, based upon certain weekly or monthly market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. The majority of these products are sold pursuant to agreements with varying terms that set a price according to formulas based on underlying chicken price markets, subject in many cases to minimum and maximum prices.
Prepared Chicken Overview. In 2015, $1,672.7 million, or 24.9%, of our U.S. chicken sales were in prepared chicken products to foodservice customers and retail distributors, as compared to $2,135.3 million, or 35.0%, in 2011. The production and sale in the U.S. of prepared chicken products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our U.S. cost of sales, representing approximately 30.6% of our U.S. cost of sales in 2015. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.
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

Export and Other Chicken Overview. Our export and other chicken products consist of whole chickens and chicken parts sold primarily in bulk, nonbranded form, either refrigerated to distributors in the U.S. or frozen for distribution to export markets, and branded and nonbranded prepared chicken products for distribution to export markets. In 2015, approximately $358.9 million, or 5.3%, of our total U.S. chicken sales were attributable to U.S. chicken export and other chicken products, as compared to $808.0 million, or 13.3%, in 2011.
Markets for Other Products
Presently, this category includes chicken by-products, which we convert into protein products and sell primarily to manufacturers of pet foods. In addition, many of our U.S. feed mills produce and sell some livestock feeds to local dairy farmers and livestock producers. We marketed fresh eggs through private labels until August 2012. In August 2012, we sold our commercial egg operation to Cal-Maine Foods, Inc. We sold products, primarily our own chicken products, through our four U.S. distribution centers until November 2011. In November 2011, we sold these distribution centers to JBS.
Mexico Operations
Background
Our Mexico operations generated approximately 12.7% of our net sales in 2015. We are one of the largest producers and sellers of chicken in Mexico. We believe that we operate one of the more efficient business models for chicken production in Mexico.
On June 29, 2015, we acquired, indirectly through certain of our Mexican subsidiaries, 100% of the equity of Provemex Holding LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for cash. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. The acquired business has a production capacity of three million birds per week in its three plants and currently employs more than 4,500 people in its plants, offices and seven distribution centers. The acquisition further strengthens our strategic position in the Mexico chicken market. We expect to maintain these operations working to capacity with the existing workforce. We plan to keep all current labor contracts in place. The results of operations of the acquired business since June 29, 2015 are included in our Consolidated Statements of Operations. Net sales generated by the acquired business from the acquisition date through December 27, 2015 totaled $250.6 million. The acquired business incurred a net loss from the acquisition date through December 27, 2015 totaling $13.7 million.
During 2014 and 2015, we invested approximately $12.5 million in the first phase of a new poultry processing complex in Veracruz, Mexico. We initiated live production operations at this facility in September 2015.
During 2014, we also executed our first grower contract for breeding flocks in Mexico. The contract grower farms, which initiated operations in November 2014, are located in San Luis Potosí, Mexico and allowed us to replace some of our current company-owned breeder farms in Querétaro, Mexico.
Product Types
While the market for chicken products in Mexico is less developed than in the U.S., with sales attributed to fewer, simpler products, we believe we have been successful in differentiating our products through high-quality client service and product improvements. Additionally, we are an important player in the live market, which accounts for approximately 25% of the chicken sales in Mexico.
Markets
We sell our chicken products primarily to wholesalers, large restaurant chains, fast food accounts and supermarket chains, and also engage in direct retail distribution in selected markets. Our largest presence is by far in the central states of the country where we have been able to gain market share. Our presence in Mexico reaches 72.4% of the population.
Foreign Operations Risks
Our foreign operations pose special risks to our business and operations. A discussion of foreign operations risks is included in “Item 1A. Risk Factors.”
Key Customers
Our two largest customers accounted for approximately 14.9% and 14.6% of our net sales in 2015 and 2014, respectively. No customer accounted for ten percent or more of our net sales in either 2015 or 2014.

Competition
The chicken industry is highly competitive. We are one of the largest chicken producers in the world and we believe our relationship with JBS enhances our competitive position. In the U.S. and Mexico, we compete principally with other vertically integrated poultry companies. However, there is some competition with non-vertically integrated further processors in the U.S. prepared chicken business. We believe vertical integration generally provides significant, long-term cost and quality advantages over non-vertically integrated further processors.
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
Regulation and Environmental Matters
The chicken industry is subject to government regulation, particularly in the health, workplace safety and environmental areas, including provisions relating to the discharge of materials into the environment, by the Centers for Disease Control (“CDC”), the USDA, the Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”) and state and local regulatory authorities in the U.S. and by similar governmental agencies in Mexico. Our chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the U.S. Our Mexican food processing facilities and feed mills are subject to on-site examination, inspection and regulation by a Mexican governmental agency that performs functions similar to those performed by the USDA and FDA.
Our operations are subject to extensive regulation by the EPA and other state and local authorities relating to handling and discharge of waste water, storm water, air emissions, treatment, storage and disposal of wastes, handling of hazardous substances and remediation of contaminated soil, surface water and groundwater. Our Mexican operations also are subject to extensive regulation by Mexican environmental authorities. The EPA, Mexican environmental authorities and/or other U.S. or Mexican state and local authorities may, from time to time, adopt revisions to environmental rules and regulations, and/or changes in the terms and conditions of our environmental permits, with which we must comply. Compliance with existing or new environmental requirements, including more stringent limitations imposed or expected in recently-renewed or soon-to be renewed environmental permits, may require capital expenditures and operating expenses which may be significant. Our operations are also subject to regulation by the EPA, OSHA and other state and local regulatory authorities regarding the treatment and disposal of agricultural and food processing wastes, the use and maintenance of refrigeration systems, including ammonia-based chillers, noise, odor and dust management, the operation of mechanized processing equipment, and other operations.
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
Employees
As of December 27, 2015, we employed approximately 29,100 persons in the U.S. and approximately 9,750 persons in Mexico. Approximately 45.6% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2016 or later, with the exception of four processing operations locations, where the collective bargaining agreements expired in 2015 and negotiations are ongoing. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. The Company is currently in negotiations at four locations, and there is no assurance that agreements will be reached. In the absence of agreements, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
Financial Information about Foreign Operations
Our foreign operations are in Mexico. Geographic financial information is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information, see “Note 19. Business Segment and Geographic Reporting” of our Consolidated Financial Statements included in this annual report.
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
Executive Officers
Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
William W. Lovette	56	President and Chief Executive Officer
Fabio Sandri	44	Chief Financial Officer
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

In 2015, there was substantial publicity regarding highly pathogenic avian influenza (“HPAI”) H5 in the Pacific, Central, and Mississippi flyways (or migratory bird paths) of North America. The disease was found in wild birds, as well as in a few backyard and commercial poultry flocks. The CDC considers the risk to people from these HPAI H5 infections to be low. No human cases of these HPAI H5 viruses have been detected in the United States, Canada, or internationally. In its response effort, the USDA coordinated closely with state officials in affected and bordering states and other federal departments on avian influenza surveillance, reporting and control efforts. The USDA also coordinated with Canada on the HPAI H5 findings that were close to the northern U.S. border.
In 2012 and 2013, there was substantial publicity regarding a highly pathogenic strain of avian influenza, known as H7N3, which affected several states in central Mexico. There are several hypotheses about the cause of the outbreak in Mexico, including transmission from wild birds or the possibility of introduction through poultry trade. Approximately 85% of the birds affected were table egg laying hens, a component of the industry in which Pilgrim's does not participate. The Mexican government and poultry industry culled approximately 28.3 million birds. The disease was found in approximately 90 commercial facilities, including one Pilgrim's breeder farm. The Mexican government and poultry industry undertook an extensive vaccination program with the goal of administering approximately 210 million doses per month. To prevent further spread, the Mexican government also authorized the administration of 205 million doses of vaccine to “long-life” birds in nine Mexican states with priority given to progenitor birds (producing breeder hens), breeders (producing broiler chicks and layer chicks for table eggs) and layers.
In 2013, there was also substantial publicity regarding a low pathogenic strain of avian influenza, known as H7N9, which affected eastern and northern China in and around the cities of Shanghai and Beijing. It is widely believed that H7N9 circulates in wild birds and may be transmitted to domestic poultry. H7N9 is also believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease. There were 133 confirmed cases, including 43 deaths, of H7N9 infection in humans related to this outbreak.
There have been outbreaks of other low pathogenic strains of avian influenza in the U.S., and in Mexico outbreaks of both high and low-pathogenic strains of avian influenza are a fairly common occurrence. Historically, the outbreaks of low pathogenic strains of avian influenza have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with highly pathogenic strains such as HPAI H5 and H7N3 or highly infectious strains such as H7N9. Even if no further highly pathogenic or highly contagious strains of avian influenza are confirmed in the U.S. or Mexico, there can be no assurance that outbreaks of these strains in other countries will not materially adversely affect demand for U.S.-produced poultry internationally and/or U.S.-produced or Mexico-produced poultry domestically, and, if any of these strains were to spread to either the U.S. or Mexico, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.

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
Our two largest customers accounted for approximately 14.9% of our net sales in 2015. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.

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
Historically, we have targeted international markets to generate additional demand for our products. In particular, given U.S. customers’ general preference for white meat, we have targeted international markets for the sale of dark chicken meat, specifically leg quarters, which are a natural by-product of our U.S. operations’ concentration on prepared chicken products. As part of this initiative, we have created a significant international distribution network into several markets in Mexico, the Middle East, Asia and countries within the CIS. Our success in these markets may be, and our success in recent periods has been, adversely affected by disruptions in chicken export markets. For example, dozens of countries, including Mexico, Canada, China, Angola and South Korea, imposed either partial or full bans on the importation of poultry produced in the U.S. after an outbreak of HPAI H5 avian influenza was confirmed in 2015. Additionally, China imposed anti-dumping and countervailing duties on the U.S. chicken producers in 2010, which have deterred Chinese importers from purchases of U.S.-origin chicken products. Russia also banned the importation of chicken and other agricultural products from the U.S. and certain other western countries in August 2014 in retaliation for sanctions imposed by the U.S. and Europe on Russia over its actions in Ukraine.
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
As of December 27, 2015, we employed approximately 29,100 persons in the U.S. and approximately 9,750 persons in Mexico. Approximately 45.6% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2016 or later, with the exception of four processing operations locations, where the collective bargaining agreements expired in 2015 and negotiations are ongoing. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. The Company is currently in negotiations at four locations, and there is no assurance that agreements will be reached. In the absence of agreements, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
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
JBS beneficially owns a majority of our common stock and has the ability to control the vote on most matters brought before the holders of our common stock.
JBS beneficially owns a majority of the shares and voting power of our common stock and is entitled to appoint a majority of the members of our board of directors. As a result, JBS will, subject to restrictions on its voting power and actions in a stockholders agreement between JBS and us and our organization documents, have the ability to control our management, policies and financing decisions, elect a majority of the members of our board of directors at the annual meeting and control the vote on most matters coming before the holders of our common stock.
Under the stockholders agreement between JBS and us, JBS has the ability to elect up to six members of our board of directors and the other holders of our common stock have the ability to elect up to three members of our board of directors. If the percentage of our outstanding common stock owned by JBS exceeds 80%, then JBS would have the ability to elect one additional member of our board of directors while the other holders of our common stock would have the ability to elect one less member of our board of directors.
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
Our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years, and consolidation is expected to continue throughout the U.S. and in other major markets. These consolidations have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, opposing price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for our products for their own private label products. Because of these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products, any of which could adversely affect our financial results.
Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs and/or decreases in revenues.
The proper functioning of our information systems is critical to the successful operation of our business. Although our information systems are protected with robust backup systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures, and other problems. In addition, certain software used by us is licensed from, and certain services related to our information systems are provided by, third parties who could choose to discontinue their relationship with us. If critical information systems fail or these systems or related software or services are otherwise unavailable, our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of Company and customer data could be adversely affected. Disruptions or failures of, or security breaches with respect to, our information technology infrastructure could have a negative impact on our operations.
Our future financial and operating flexibility may be adversely affected by significant leverage.
On a consolidated basis, as of December 27, 2015, we had approximately $500.5 million in secured indebtedness, $528.7 million of unsecured indebtedness and had the ability to borrow approximately $729.3 million under our credit agreements. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness.
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
There can be no assurance that Tyson Mexico can be combined successfully with our business.
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
Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. For example, our acquisition of Tyson Mexico was structured as a stock purchase in which we effectively assumed all of the liabilities of Tyson Mexico, including liabilities that may be unknown. Such unknown obligations and liabilities could harm our financial condition and operating results.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Operating Facilities
Our main operating facilities are as follows:

	Operating	Idled	Capacity(a)(b)	Average Capacity Utilization(b)
U.S. Facilities
Fresh processing plants	23	6	31.0 million head	91.9%
Prepared foods cook plants	4	4	9.0 million pounds	99.7%
Feed mills	24	3	11.5 million tons	77.5%
Hatcheries	29	3	2,131.8 million eggs	86.3%
Rendering	4	2	8,186 tons	62.8%
Pet food processing	3	—	1,493 tons	61.1%
Freezers	1	1	125,000 square feet	N/A
Puerto Rico Facilities
Fresh processing plant	1	—	329,700 head	96.8%
Feed mill	1	—	112,320 tons	79.5%
Hatchery	1	—	27.0 million eggs	78.6%
Rendering	1	—	155 tons	46.7%
Distribution center	1	—	N/A	N/A
Mexico Facilities
Fresh processing plants	6	—	5.3 million head	83.1%
Prepared foods cook plants	2	—	2.4 million pounds	47.9%
Feed mills	10	—	1.68 million tons	61.4%
Hatcheries	10	—	417.5 million eggs	94.9%
Rendering	3	—	39,900 tons	56.0%
Distribution centers	22	—	N/A	N/A

(a)	Capacity is based on a five day week.

(b)	Capacity and utilization numbers do not include idled facilities.
Other Facilities and Information
In the U.S, our corporate offices share a building with JBS in Greeley, Colorado. We own a building in Richardson, Texas, which houses our computer data center. We also own office buildings in both Broadway, Virginia, and Pittsburg, Texas, which house additional administrative, sales and marketing, research and development, and other support activities. We also lease office buildings in Bentonville, Arkansas; Louisville, Kentucky; and Cincinnati, Ohio, for members of our sales team and building space in Carrollton, Texas, which houses a second computer data center.
In Mexico, we own an office building in Gomez Palacio, Durango and lease an office building in Santiago de Querétaro, Querétaro, both of which house our Mexican administrative functions. We also lease office space in Mexico City that houses our Mexican marketing office.
Most of our property, plant and equipment are pledged as collateral on our credit facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 3. Legal Proceedings
ERISA Claims and Proceedings
On December 17, 2008, Kenneth Patterson filed suit in the U.S. District Court for the Eastern District of Texas, Marshall Division (the “Marshall Court”), against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, our Compensation Committee and other unnamed defendants (the “Patterson action”). On January 2, 2009, a nearly identical suit was filed by Denise M. Smalls in the same court against the same defendants (the “Smalls action”).

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
The defendants filed a motion to dismiss the Amended Complaint on May 3, 2010. On August 29, 2012, the Magistrate Judge issued a Report and Recommendation to deny the defendants’ motion to dismiss the complaint on grounds that the complaint included too many exhibits. The defendants filed objections with the Marshall Court, and on October 29, 2012, the Marshall Court adopted the Recommendation of the Magistrate Judge and entered an order denying the defendants’ motion to dismiss. On November 11, 2012, Plaintiffs filed a motion for class certification. The motion is fully briefed and was argued to the Marshall Court on February 28, 2013. The parties are awaiting a decision on the motion.
Tax Claims and Proceedings
In 2009, the IRS asserted claims against the Company in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) totaling $74.7 million. Following a series of objections, motions and opposition filed by both parties with the Bankruptcy Court, the Company worked with the IRS through the normal processes and procedures that are available to resolve the IRS’ claims. On December 12, 2012, the Company entered into two Stipulation of Settled Issues agreements with the IRS (the “Stipulations”). The first Stipulation related to the Company's 2003, 2005, and 2007 tax years and resolved all of the material issues in the case. The second Stipulation related to the Company as the successor in interest to Gold  Kist Inc. (“Gold Kist”) for the tax years ended June 30, 2005 and September 30, 2005, and resolved all substantive issues in the case. These Stipulations accounted for approximately $29.3 million of the claims and should result in no additional tax due.
In connection with the remaining $45.4 million claimed by the IRS, the Company filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to us as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to an ordinary loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 was capital in nature. On April 14, 2014, the Company appealed the Tax Court's findings of fact and conclusions of law to the United States Fifth Circuit Court of Appeals (the “Fifth Circuit”). On February 25, 2015, the Fifth Circuit issued its opinion, which reversed the Tax Court’s judgment and rendered judgment in the Company's favor. The IRS did not appeal the Fifth Circuit's decision, which has become final, and no additional tax should be due in connection with this matter.
Grower Claims and Proceedings
On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against the Company in the Bankruptcy Court styled “Shelia Adams, et al. v. Pilgrim’s Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 U.S.C. § 192 of the Packers and Stockyards Act of 1921 (the “PSA”); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by nondisclosure. The case relates to the Company's Farmerville, Louisiana; Nacogdoches, Texas; and the El Dorado, De Queen and Batesville, Arkansas complexes. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the Marshall Court. The motion was filed with the U.S. District Court for the Northern District of Texas-Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference. The Company filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part the Company's motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs’ motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part the Company's motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. The Company filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, the Company filed an answer to plaintiffs’ Amended Complaint with the Marshall Court. A bench trial commenced on June 16, 2011. The trial concluded as to the El Dorado growers on August 25, 2011. On September 30, 2011, the Marshall Court issued its Findings of Facts and Conclusions of Law and Judgment finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e), and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. Afterward, the Company filed post-judgment motions attacking the Marshall Court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the Fifth Circuit. Oral argument occurred on December 3, 2012. On August 27, 2013, the Fifth Circuit reversed the judgment, and entered a judgment in favor of the Company. Plaintiffs thereafter filed a petition for rehearing en banc. Plaintiffs’ petition for rehearing was denied on October 15, 2013. On January 13, 2014, Plaintiffs filed a Petition for a Writ of Certiorari requesting the Supreme Court of the United States to accept their case for review. Plaintiff’s petition for a Writ of Certiorari was denied on February 24, 2014. The Fifth Circuit's decision and prior favorable trial court rulings regarding the El Dorado growers' claims suggest that the likelihood of any recovery by growers remaining in the case is too remote to maintain the previously-recorded loss accrual. Therefore, the Company reversed the accrual on September 1, 2013.
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
Other Claims and Proceedings
The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PPC.” High and low closing prices of the Company’s common stock for 2015 and 2014 are as follows:

	2015 Prices		2014 Prices
Quarter	High	Low	High	Low
First	$37.02	$23.55	$19.83	$15.46
Second	27.00	22.59	26.83	19.98
Third	23.39	19.41	32.27	27.36
Fourth	22.68	18.14	37.59	25.91
Holders
The Company estimates there were approximately 43,900 holders (including individual participants in security position listings) of the Company’s common stock as of February 10, 2016.
Dividends
On February 17, 2015, the Company paid a special cash dividend from retained earnings of approximately $1.5 billion, or $5.77 per share, to stockholders of record as of January 30, 2015. The Company used proceeds from the U.S. Credit Facility, along with cash on hand, to fund the special cash dividend. The Company did not pay dividends in 2014.
With the exception of the special cash dividend paid on February 17, 2015, the Company has no current intention to pay any further dividends to its stockholders. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our board of directors in its discretion.
Issuer Purchases of Equity Securities in 2015
On July 28, 2015, the Company's Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company's Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company's management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. For the fifty-two weeks ended December 27, 2015, the Company repurchased 4.9 million shares of its common stock under the program for an aggregate cost of $99.2 million and an average price of $20.41. Set forth below is information regarding our stock repurchases for the thirteen weeks ended December 27, 2015.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs
September 28, 2015 through October 25, 2015	2,324,972	$20.21	2,324,972	$57,944,212
October 26, 2015 through November 29, 2015	371,910	19.30	371,910	50,766,944
November 30, 2015 through December 27, 2015	—	—	—	50,766,944
Total	2,696,882	$20.08	2,696,882	$50,766,944

Total Return on Registrant’s Common Equity
The following graph compares the performance of the Company with that of the Russell 2000 composite index and a peer group of companies for the period from December 26, 2010 to December 27, 2015, with the investment weighted on market capitalization. The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for the Company, the Russell 2000 composite index and the peer group is based on the stock price or composite index at the beginning of the applicable period. Companies in the peer group index include Sanderson Farms Inc., Hormel Foods Corp. and Tyson Foods Inc.
The graph covers the period from December 26, 2010 to December 27, 2015, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

	12/26/10	06/30/11	12/25/11	06/30/12	12/30/12	06/30/13	12/29/13	06/30/14	12/28/14	06/30/15	12/27/15
PPC	$100.00	$75.98	$84.13	$100.42	$100.98	$209.83	$231.32	$384.27	$478.51	$388.98	$380.85
Russell 2000	100.00	105.55	96.08	103.36	108.55	128.38	153.47	158.73	162.67	169.02	156.68
Peer Group	100.00	116.10	119.09	117.27	121.79	157.05	191.80	216.42	227.33	242.85	321.63

Item 6. Selected Financial Data

(In thousands, except ratios and per share data)	2015	2014	2013	2012	2011
Operating Results Data:
Net sales	$8,180,104	$8,583,365	$8,411,148	$8,121,382	$7,535,698
Gross profit (loss)(a)	1,254,377	1,393,995	845,439	435,832	(141,537)
Operating income (loss)(a)	1,044,891	1,203,115	658,863	250,342	(373,591)
Interest expense, net	33,875	77,271	84,881	103,529	110,067
Loss on early extinguishment of debt	—	—	—	—	—
Income (loss) before income taxes(a)	992,758	1,102,391	573,940	153,062	(487,126)
Income tax expense (benefit)(b)	346,796	390,953	24,227	(20,980)	8,564
Net income (loss)(a)	645,962	711,438	549,713	174,042	(495,690)
Net income (loss) attributable to noncontrolling interest	48	(210)	158	(192)	1,082
Net income (loss) attributable to Pilgrim's Pride Corporation(a)	645,914	711,648	549,555	174,234	(496,772)
Ratio of earnings to fixed charges(c)	20.63x	12.96x	7.47x	2.34x	(d)
Per Common Diluted Share Data:
Net income (loss) attributable to Pilgrim's Pride Corporation	$2.50	$2.74	$2.12	$0.70	$(2.21)
Adjusted net income (loss) attributable to Pilgrim's Pride Corporation(d)	2.60	2.96	2.14	0.68	(2.14)
Book value	4.88	8.46	5.75	3.50	—
Balance Sheet Summary:
Working capital	899,264	1,138,177	845,584	812,551	747,020
Total assets	3,318,443	3,091,718	3,172,402	2,913,869	2,879,545
Notes payable and current maturities of long-term debt	28,812	262	410,234	15,886	15,611
Long-term debt, less current maturities	985,509	3,980	501,999	1,148,870	1,408,001
Total stockholders’ equity	1,261,810	2,196,801	1,492,602	908,997	558,430
Cash Flow Summary:
Cash flows from operating activities	973,138	1,066,692	878,533	199,624	(128,991)
Depreciation and amortization(e)	158,975	155,824	150,523	147,414	209,061
Impairment of goodwill and other assets	4,813	—	4,004	2,770	22,895
Purchases of investment securities	—	(55,100)	(96,902)	(162)	(4,596)
Proceeds from sale or maturity of investment securities	—	152,050	—	688	15,852
Acquisitions of property, plant and equipment	(175,764)	(171,443)	(116,223)	(90,327)	(135,968)
Purchase of acquired business, net of cash acquired	(373,532)	—	—	—	—
Cash flows from financing activities	(578,647)	(905,595)	(250,214)	(111,029)	126,850
Other Data:
EBITDA(f)(g)	1,181,970	1,321,774	800,398	393,942	(174,801)
Adjusted EBITDA(f)(g)	1,213,467	1,352,249	810,316	397,773	(134,413)
Key Indicators (as a percent of net sales):
Gross profit (loss)(a)	15.3%	16.2%	10.1%	5.4%	(1.9)%
Selling, general and administrative expenses	2.5%	2.2%	2.2%	2.2%	2.7%
Operating income (loss)(a)	12.8%	14.0%	7.8%	3.1%	(5.0)%
Interest expense, net	0.4%	0.9%	1.0%	1.3%	1.5%
Net income (loss)(a)	7.9%	8.3%	6.5%	2.1%	(6.6)%

(a)	Gross profit, operating income and net income include the following restructuring charges for each of the years presented:

	2015	2014	2013	2012	2011
	(In millions)
Effect on gross profit and operating income:
Operational restructuring charges	$—	$—	$—	$—	$(2.0)
Additional effect on operating income:
Administrative restructuring charges	(5.6)	(2.3)	(5.7)	(8.4)	(26.9)

(b)
Income tax expense in 2015 and 2014 resulted primarily from expense recorded on our year-to-date income. Income tax expense in 2013 resulted primarily from expense recorded on our year-to-date income offset by a decrease in valuation allowance as a result of year-to-date earnings. Income tax benefit in 2012 resulted primarily from a decrease in valuation allowance and a decrease in reserves for unrecognized tax benefits. Income tax expense in 2011 resulted primarily from an increase in valuation allowance and an increase in reserves for unrecognized tax benefits.

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

A reconciliation of net income (loss) attributable to Pilgrim's Pride Corporation per common diluted share to adjusted net income (loss) attributable to Pilgrim's Pride Corporation per common diluted share is as follows:

	2015	2014	2013	2012	2011
	(In thousands except per share data)
Net income (loss) attributable to Pilgrim's Pride Corporation	$645,914	$711,648	$549,555	$174,234	$(496,772)
Loss on early extinguishment of debt	1,470	29,475	—	—	3,628
Foreign currency transaction losses (gains)	25,940	27,979	4,415	(4,810)	12,601
Adjusted net income (loss) attributable to Pilgrim's Pride Corporation	673,324	769,102	553,970	169,424	(480,543)
Weighted average diluted shares of common stock outstanding	258,676	259,471	259,241	250,216	224,996
Adjusted net income (loss) attributable to Pilgrim's Pride Corporation per common diluted share	$2.60	$2.96	$2.14	$0.68	$(2.14)

(e)	Includes amortization of capitalized financing costs of approximately $3.6 million, $13.7 million, $9.3 million, $10.1 million and $9.5 million in 2015, 2014, 2013, 2012 and 2011, respectively.

(f)
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization . “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (i) income (loss) attributable to noncontrolling interests in the period from 2011 through 2015, (ii) restructuring charges in the period from 2011 through 2015 and (iii) foreign currency transaction losses (gains) in the period from 2011 through 2015. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Some of the limitations of these measures are:

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

    A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	2015	2014	2013	2012	2011
	(In thousands)
Net income (loss)	$645,962	$711,438	$549,713	$174,042	$(495,690)
Add:
Interest expense, net (a)	33,875	77,271	84,881	103,529	110,067
Income tax expense (benefit)	346,796	390,953	24,227	(20,980)	8,564
Depreciation and amortization (b)	158,975	155,824	150,884	147,414	211,780
Minus:
Amortization of capitalized financing costs(c)	3,638	13,712	9,307	10,063	9,522
EBITDA	1,181,970	1,321,774	800,398	393,942	(174,801)
Add:
Foreign currency transaction losses (gains)(d)	25,940	27,979	4,415	(4,810)	12,601
Restructuring charges(e)	5,605	2,286	5,661	8,449	28,869
Minus:
Net income (loss) attributable to noncontrolling interest	48	(210)	158	(192)	1,082
Adjusted EBITDA	$1,213,467	$1,352,249	$810,316	$397,773	$(134,413)

(a)	Interest expense, net, consists of interest expense less interest income.

(b)	2013 and 2011 include $0.4 million and $2.7 million, respectively, of asset impairments not included in restructuring charges.

(c)	Amortization of capitalized financing costs is included in both interest expense, net and depreciation and amortization above.

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
We market our balanced portfolio of fresh, prepared and value-added chicken products to a diverse set of over 5,000 customers across the U.S., Mexico and in approximately 90 other countries, with no single one accounting for more than 10% of total sales. We have become a valuable partner to our customers and a recognized industry leader by consistently providing high-quality products and services designed to meet their needs and enhance their business. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors such as Chick-fil-A® and Yum! Brands®, distributors such as US Foods and Sysco® and retail customers, including grocery store chains and wholesale clubs such as Kroger®, Wal-Mart®, Costco®, Publix®, Albertsons®, H-E-B® and Sam’s Club®.
As a vertically integrated company, we control every phase of the production process, which helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 4,130 growers, 35 feed mills, 40 hatcheries, 30 processing plants, six prepared foods cook plants, 23 distribution centers, eight rendering facilities and three pet food plants, we believe we are well positioned to supply the growing demand for our products.
We are one of the largest, and we believe one of the most efficient, producers and sellers of chicken in Mexico. Our presence in Mexico provides access to a market with growing demand and has enabled us to leverage our operational strengths within the region. The market for chicken products in Mexico is still developing with most sales attributed to fresh, commodity-oriented, market price-based business. We believe our Mexico business is well positioned to continue benefiting from these trends in the Mexican consumer market. Additionally, we are an important player in the live market, which accounted for approximately 25% of the industry’s chicken sales in Mexico in 2015.
Pilgrim's has approximately 39,000 employees and has the capacity to process more than 37 million birds per week for a total of more than 10.8 billion pounds of live chicken annually. In 2015, we produced 7.9 billion pounds of chicken products, generating approximately $8.2 billion in net revenues and approximately $645.9 million in net income attributable to Pilgrim’s.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2015) in this report applies to our fiscal year and not the calendar year.

Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $645.9 million, or $2.50 per diluted common share, for 2015. These operating results included gross profit of $1.3 billion. During 2015, we generated $976.8 million of cash from operations.
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

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price

2015:
Fourth Quarter	$3.98	$3.58	$320.70	$269.00
Third Quarter	4.34	3.48	374.80	302.40
Second Quarter	4.10	3.53	326.40	286.50
First Quarter	4.13	3.70	377.40	317.50
2014:
Fourth Quarter	4.14	3.21	411.60	304.60
Third Quarter	4.24	3.23	464.20	307.20
Second Quarter	5.16	4.39	506.00	448.40
First Quarter	4.92	4.12	470.50	416.50
2013:
Fourth Quarter	4.49	4.12	464.60	392.80
Third Quarter	7.17	4.49	535.30	396.00
Second Quarter	7.18	6.29	490.30	391.80
First Quarter	7.41	6.80	438.50	398.20
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity's price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. We recognized $21.8 million, $16.1 million and $25.1 million in net gains related to changes in the fair value of derivative financial instruments during 2015, 2014 and 2013.
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
Recent Developments
Tyson Mexico Acquisition. On June 29, 2015, we acquired Tyson Mexico from Tyson Foods, Inc. and certain of its subsidiaries for cash. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. The acquired business has a production capacity of three million birds per week in its three plants and currently employs more than 4,500 people in its plants, offices and seven distribution centers. The acquisition further strengthens our strategic position in the Mexico chicken market. We expect to maintain these operations working to capacity with the existing workforce. We plan to keep all current labor contracts in place. The results of operations of the acquired business since June 29, 2015 are included in the our Consolidated Statements of Operations in this annual report. Net sales generated by the acquired business from the acquisition date through December 27, 2015 totaled $250.6 million. The acquired business incurred a net loss from the acquisition date through December 27, 2015 totaling $13.7 million.
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
Special Cash Dividend. On January 14, 2015, we declared a special cash dividend of $5.77 per share with a total payment amount of approximately $1.5 billion. The special cash dividend was paid on February 17, 2015 to stockholders of record as of January 30, 2015 using proceeds from certain borrowings under the U.S. Credit Facility and cash on hand. For additional information, see “Note 14. Stockholders' Equity - Special Cash Dividend” of our Consolidated Financial Statements included in this annual report.

Business Segment and Geographic Reporting
We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale in the U.S., Puerto Rico and Mexico. We conduct separate operations in the U.S., Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico within our U.S. operations. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For additional information, see “Note 19. Business Segment and Geographic Reporting” of our Consolidated Financial Statements included in this annual report.

Results of Operations
2015 Compared to 2014
Net sales. Net sales for 2015 decreased $403.3 million, or 4.7%, from 2014. The following table provides additional information regarding net sales:

		Change from 2014
Source of net sales	2015	Amount	Percent
	(In thousands, except percent data)
United States	$7,143,354	$(503,682)	(6.6)%	(a)
Mexico	1,036,750	100,421	10.7%	(b)
Total net sales	$8,180,104	$(403,261)	(4.7)%

(a)
U.S. net sales generated in 2015 decreased $503.7 million, or 6.6%, from U.S. net sales generated in 2014 primarily because of a decrease in net sales per pound. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced fresh chicken products when compared to the same period in the prior year, contributed $681.8 million, or 8.9 percentage points, to the sales decrease. An increase in sales volume partially offset the net decrease by $178.2 million, or 2.3 percentage points. Included in U.S. sales generated during 2015 and 2014 were sales to JBS USA Food Company totaling $21.7 million and $39.7 million, respectively.

(b)
Mexico sales generated in 2015 increased $100.4 million, or 10.7%, from Mexico sales generated in 2014, primarily because of net sales generated by the recently acquired Tyson Mexico operations and an increase in sales volume experienced by our existing operations. The impact of the acquired business contributed $250.6 million, or 26.8 percentage points, to the increase in net sales. The sales volume increase experienced by our existing operations contributed $24.7 million, or 2.6 percentage points, to the increase in net sales. The impact of of the acquired business and the sales volume increase experienced by our existing operations were partially offset by a decrease in net sales per pound experienced by our existing operations and the impact of foreign currency translation on our existing operations. The decrease in net sales per pound experienced by our existing operations offset the impact of the acquired business and the sales volume increase experienced by our existing operations by $24.1 million, or 2.6 percentage points. The impact of foreign currency translation on our existing operation offset the impact of the acquired business and the sales volume increase experienced by our existing operations by $150.7 million, or 16.1 percentage points.

Gross profit. Gross profit decreased by $139.6 million, or 10.0%, from $1.4 billion generated in 2014 to $1.3 billion generated in 2015. The following tables provide gross profit information:

		Change from 2014		Percent of Net Sales
Components of gross profit	2015	Amount	Percent	2015	2014
	(In thousands, except percent data)
Net sales	$8,180,104	$(403,261)	(4.7)%	100.0%	100.0%
Cost of sales	6,925,727	(263,643)	(3.7)%	84.7%	83.8%	(a)(b)
Gross profit	$1,254,377	$(139,618)	(10.0)%	15.3%	16.2%

Sources of gross profit	2015	Change from 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$1,126,861	$(75,941)	(6.3)%
Mexico	127,421	(63,772)	(33.4)%
Elimination	95	95		(c)
Total gross profit	$1,254,377	$(139,618)	(10.0)%

Sources of cost of sales	2015	Change from 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$6,016,493	$(427,741)	(6.6)%	(a)
Mexico	909,329	164,193	22.0%	(b)
Elimination	(95)	(95)		(c)
Total cost of sales	$6,925,727	$(263,643)	(3.7)%

(a)
Cost of sales incurred by our U.S. operations in 2015 decreased $427.7 million, or 6.6%, from cost of sales incurred by our U.S. operations in 2014. Cost of sales decreased primarily because of a $358.2 million decrease in feed ingredients costs, a $33.2 million decrease in wages and benefits, a $17.0 million decrease in utilities costs and a $13.3 million decrease in vehicle costs partially offset by a $24.4 million increase in co-pack labor costs, a $20.9 million increase in contract labor costs, a $20.6 million increase in contract grower costs and a $19.7 million increase in supplies and equipment costs. Other factors affecting U.S. cost of sales were immaterial.

(b)
Cost of sales incurred by the Mexico operations during 2015 increased $164.2 million, or 22.0%, from cost of sales incurred by the Mexico operations during 2014 primarily because of costs incurred by the acquired Tyson Mexico operations, partially offset by a decrease in cost of sales incurred by our existing operations. Cost of sales incurred by the acquired Tyson Mexico operations contributed $249.1 million, or 33.4 percentage points, to the overall increase in cost of sales incurred by the Mexican operations. The decrease in cost of sales incurred by our existing operations partially offset the impact of the cost of sales incurred by the acquired business by $85.0 million, or 11.4 percentage points. The impact of foreign currency translation contributed $126.5 million, or 17.0 percentage points, to the decrease in cost of sales incurred by our existing operations. Decreases in both wage and benefits costs and utilities costs along with a gain related to the sale of property, plant and equipment also contributed $18.0 million, or 2.4 percentage points, to the decrease in cost of sales incurred by our existing operations. The favorable impact that the items listed above had on cost of sales incurred by our existing operations was partially offset by $59.6 million, or 8.0 percentage points, because of higher feed ingredients costs. Other factors affecting cost of sales were individually immaterial.

(c)	Our Consolidated Financial Statements include the accounts of our company and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
Operating income. Operating income decreased $158.2 million, or 13.2%, from $1.2 billion generated for 2014 to $1.0 billion generated for 2015. The following tables provide operating income information:

		Change from 2014		Percent of Net Sales
Components of operating income	2015	Amount	Percent	2015	2014
	(In thousands, except percent data)
Gross profit	$1,254,377	$(139,618)	(10.0)%	15.3%	16.2%
SG&A expenses	203,881	15,287	8.1%	2.5%	2.2%	(a)(b)
Administrative restructuring charges	5,605	3,319	145.2%	0.1%	—%	(c)
Operating income	$1,044,891	$(158,224)	(13.2)%	12.8%	14.0%

		Change from 2014
Source of operating income	2015	Amount	Percent
	(In thousands, except percent data)
United States	$949,610	$(81,510)	(7.9)%
Mexico	95,186	(76,809)	(42.8)%
Elimination	95	95		(d)
Total operating income	$1,044,891	$(155,023)	(12.9)%

Sources of SG&A expenses	2015	Change from 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$171,646	$2,250	1.3%	(a)
Mexico	32,235	13,037	67.9%	(b)
Total SG&A expense	$203,881	$15,287	8.1%

Sources of administrative restructuring charges	2015	Change from 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$5,605	$3,319	145.2%	(c)
Total administrative restructuring charges	$5,605	$3,319	145.2%

(a)
SG&A expense incurred by the U.S. operations during 2015 increased $2.3 million, or 1.3%, from SG&A expense incurred by the U.S. operations during 2014 primarily because of an $7.4 million increase in employee wages and benefits, and a $2.6 million increase in management fees charged for administrative functions shared with JBS USA Food Company Holdings that were partially offset by a $5.3 million decrease in brokerage expenses, a $2.0 million decrease in legal services expenses and a $0.5 million decrease in advertising and promotion costs. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during 2015 increased $13.0 million, or 67.9%, from SG&A expense incurred by the Mexico operations during 2014 primarily because of expenses incurred by the acquired Tyson Mexico operations and an increase in SG&A expense incurred by our existing operations. Expenses incurred by the acquired Tyson Mexico business contributed $10.3 million, or 53.5 percentage points, to the overall increase in SG&A expense. An increase in expenses incurred by our existing operations contributed $3.1 million, or 16.3 percentage points, to the overall increase in SG&A expense. SG&A expense incurred by our existing operations increased primarily because of a $1.8 million increase in contract labor, a $1.2 million increase in bad debt expense and a $1.1 million increase in legal services expense . Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred by the U.S. operations during 2015 increased $3.3 million, or 145.2%, from administrative restructuring charges incurred during 2014. During 2015 administrative restructuring charges represented impairment costs of $4.8 million related to assets held for sale in Louisiana and Texas and a loss of $0.8 million related to the sale of a rendering plant in Arkansas.

(d)	Our Consolidated Financial Statements include the accounts of both our company and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
Interest expense. Consolidated interest expense decreased 54.3% to $37.5 million in 2015 from $82.1 million in 2014, primarily because of a decrease in the weighted average interest rate to 4.02% in 2015 from 6.45% in 2014, partially offset by an increase in average borrowings of $933.6 million in 2015 compared to $526.7 million in 2014. As a percent of net sales, interest expense in 2015 and 2014 was 0.46% and 0.96%, respectively.
Income taxes. Our consolidated income tax expense in 2015 was $346.8 million, compared to income tax expense of $390.9 million in 2014. The decrease in income tax expense in 2015 resulted primarily from a decrease in income. We expect a future effective tax rate that is comparative to 2015.
2014 Compared to 2013
Net sales. Net sales for 2014 increased $172.2 million, or 2.0%, from 2013. The following table provides additional information regarding net sales:

		Change from 2013
Source of net sales	2014	Amount	Percent
	(In thousands, except percent data)
United States	$7,647,036	$146,824	2.0%	(a)
Mexico	936,329	25,393	2.8%	(b)
Total net sales	$8,583,365	$172,217	2.0%

(a)
U.S. sales generated in 2014 increased $146.8 million, or 2.0%, from U.S. sales generated in 2013, primarily because of an increase in the net revenue per pound sold that was partially offset by a decrease in pounds sold. Increased net revenue per pound sold, which resulted primarily from an increase in market prices due to continued healthy demand for chicken products in combination with constrained supply, contributed $217.8 million, or 2.9 percentage points, to the revenue increase. A decrease in pounds sold partially offset the increase in revenue per pound sold by $70.8 million, or 0.9 percentage points. Included in U.S. sales generated during 2014 and 2013 were sales to JBS USA Food Company totaling $39.7 million and $61.9 million, respectively.

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

    Gross profit. Gross profit increased by $548.6 million, or 64.9%, from $845.7 million generated in 2013 to $1.4 billion generated in 2014. The following tables provide gross profit information:

		Change from 2013		Percent of Net Sales
Components of gross profit	2014	Amount	Percent	2013	2012
	(In thousands, except percent data)
Net sales	$8,583,365	$172,217	2.0%	100.0%	100.0%
Cost of sales	7,189,370	(376,339)	(5.0)%	83.8%	89.9%	(a) (b)
Gross profit	$1,393,995	$548,556	64.9%	16.2%	10.1%

Sources of gross profit	2014	Change from 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$1,202,802	$485,818	67.8%
Mexico	191,193	62,738	48.8%
Elimination	—	—	—%
Total gross profit	$1,393,995	$548,556	64.9%

Sources of cost of sales	2014	Change from 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$6,444,234	$(338,994)	(5.0)%	(a)
Mexico	745,136	(37,345)	(4.8)%	(b)
Total cost of sales	$7,189,370	$376,339	(5.0)%

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

Operating income. Operating income increased $544.3 million, or 82.6%, from $658.8 million generated for 2013 to $1.2 billion generated for 2014. The following tables provide operating income information:

		Change from 2013		Percent of Net Sales
Components of operating income	2014	Amount	Percent	2014	2013
	(In thousands, except percent data)
Gross profit	$1,393.995	$548.556	64.9%	16.2%	10.1%
SG&A expenses	188,594	7.679	4.2%	2.2%	2.2%	(a)(b)
Administrative restructuring charges	2,286	(3.375)	(59.6)%	—%	0.1%	(c)
Operating income	$1,203.115	$544.252	82.6%	14.0%	7.8%

		Change from 2013
Source of operating income	2014	Amount	Percent
	(In thousands, except percent data)
United States	$1,031,120	$479,145	86.8%
Mexico	171,995	64,227	59.6%
Elimination	—	880	(100.0)%	(d)
Total operating income	$1,203,115	$544,252	82.6%

Sources of SG&A expenses	2014	Change from 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$169,396	$9,168	5.7%	(a)
Mexico	19,198	(1,489)	(7.2)%	(b)
Total SG&A expense	$188,594	$7,679	4.2%

Sources of administrative restructuring charges	2014	Change from 2013
		Amount	Percent
	(In thousands, except percent data)
United States	$2,286	$(3,375)	(59.6)%	(c)
Total administrative restructuring charges	$2,286	$(3,375)	(59.6)%

(a)
SG&A expense incurred by the U.S. operations during 2014 increased $9.2 million, or 5.7%, from SG&A expense incurred by the U.S. operations during 2013 primarily because of an $8.2 million increase in employee wages and benefits, a $6.2 million increase in management fees charged for administrative functions shared with JBS USA Food Company Holdings and a $1.6 million increase in legal services expenses that were partially offset by a $2.2 million gain on asset disposals, a $1.4 million decrease in outside services expenses, a $1.4 million decrease in depreciation expenses, recognition of a $1.1 million bad debt recovery, a $1.0 million decrease in brokerage expenses and a $1.0 million decrease in contract labor expenses. Other factors affecting SG&A expense were individually immaterial.

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

(d)
Our Consolidated Financial Statements include the accounts of our company and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation. In 2013, we eliminated a gain of $880.0 thousand recognized by our U.S, operations on the sale of equipment to our Mexican operations.

Interest expense. Consolidated interest expense decreased 5.6% to $82.1 million in 2014 from $87.0 million in 2013 primarily because of decreased average borrowings of $526.7 million in 2014, compared to $990.5 million in 2013, and a decrease in the weighted average interest rate to 6.45% in 2014, from 7.10% in 2013. As a percent of net sales, interest expense in 2014 and 2013 was 0.96% and 1.03%. respectively.
Income taxes. Our consolidated income tax expense in 2014 was $390.9 million, compared to income tax expense of $24.2 million in 2013. The income tax expense in 2014 resulted primarily from an increase in income partially offset by decreases in valuation allowance and reserves for unrecognized tax benefits during 2013.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of December 27, 2015:

Source of Liquidity(a)	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$439.6
Debt facilities:
U.S. Credit Facility (defined below)	700.0	—	670.7	(a)
Mexico Credit Facility (defined below)	87.3	28.7	58.6	(b)

(a)
Actual borrowings under the revolving loan commitment of our U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at December 27, 2015 was $690.8 million. Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at December 27, 2015 totaled $20.1 million.

(b)
As of December 27, 2015, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $58.6 million.  The Mexico Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.

Long-Term Debt and Other Borrowing Arrangements
Senior and Subordinated Notes
On March 11, 2015, we completed a sale of the Senior Notes. We used the net proceeds from the sale of the Senior Notes to repay $350.0 million and $150.0 million of the term loan indebtedness under the U.S. Credit Facility on March 12, 2015 and April 22, 2015, respectively. The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the U.S. to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Senior Notes are governed by, and were issued pursuant to, an indenture dated as of March 11, 2015 by and among us, our guarantor subsidiary and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The Indenture provides, among other things, that the Senior Notes bear interest at a rate of 5.75% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on September 15, 2015. The Senior Notes are guaranteed on a senior unsecured basis by our guarantor subsidiary. In addition, any of our other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes. The Senior Notes and related guarantees are our and our guarantor subsidiary's unsecured senior obligations and rank equally with all of our and our guarantor subsidiary's other unsubordinated indebtedness. The Senior Notes and the Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes when due, among others.
U.S. Credit Facility
On February 11, 2015, our company and two of its subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., entered into the U.S. Credit Facility with Rabobank. The U.S. Credit Facility provides for a revolving loan commitment of up to $700.0 million and a term loan commitment of up to $1.0 billion (the “Term Loans”). The term loan commitment is no longer available for additional loans. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. Because we prepaid $500.0 million of the Term Loans with proceeds from the Senior Notes, we are not required to pay quarterly installments. Covenants in the U.S. Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. We had Term Loans outstanding totaling $500.0 million as of December 27, 2015.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through September 27, 2015 and, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through December 27, 2015 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by us under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by us or our subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. As of December 27, 2015, the applicable borrowing base was $690.8 million and the amount available for borrowing under the revolving loan commitment was $670.7 million. We had letters of credit of $20.1 million and no outstanding borrowings under the revolving loan commitment as of December 27, 2015.
The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. The U.S. Credit Facility requires us to comply with a minimum level of tangible net worth covenant. The U.S. Credit Facility also provides that we may not incur capital expenditures in excess of $500.0 million in any fiscal year. We are currently in compliance with the covenants under the U.S. Credit Facility.
All obligations under the U.S. Credit Facility are unconditionally guaranteed by certain of our subsidiaries and are secured by a first priority lien on (i) the accounts receivable and inventory of our company and its non-Mexico subsidiaries, (ii) 100% of the equity interests in our domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in our direct foreign subsidiaries and (iii) substantially all of the assets of our Company and the guarantors under the U.S. Credit Facility.
Subordinated Loan Agreement
We have entered into a Subordinated Loan Agreement with JBS USA Food Company Holdings (“JBS USA Holdings”) dated June 23, 2011 (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, we agreed to reimburse JBS USA Holdings up to $56.5 million for draws upon any letters of credit issued for JBS USA Holdings’ account that support certain obligations of our company or its subsidiaries. JBS USA Holdings agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving us in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, we agreed to reimburse JBS USA Holdings for the letter of credit cost we would otherwise incur under our U.S. Credit Facility (as defined below). The total amount we paid in 2015, 2014 and 2013 to reimburse JBS USA Holdings was $0.9 million, $1.3 million and $2.2 million, respectively. As of December 27, 2015, we have accrued an obligation of $0.1 million to reimburse JBS USA Holdings for letter of credit costs incurred on its behalf. There remains no other commitment of JBS USA Holdings to make advances under the Subordinated Loan Agreement.
Mexico Credit Facility
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.90%. The Mexico Credit Facility will mature on July 23, 2017. As of December 27, 2015, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $87.3 million, and there were $28.7 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 4.33%. As of December 27, 2015, the U.S. dollar-equivalent borrowing availability was $58.6 million.
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility.
Off-Balance Sheet Arrangements
We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $8.0 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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
Capital Expenditures
We anticipate spending between $180.0 million and $200.0 million on the acquisition of property, plant and equipment in 2016. Capital expenditures will primarily be incurred to improve efficiencies and reduce costs. We expect to fund these capital expenditures with cash flow from operations and proceeds from the revolving lines of credit under our various debt facilities.
Indefinite Reinvestment of Foreign Subsidiaries' Undistributed Earnings
We have determined that the undistributed earnings of our Mexico and Puerto Rico subsidiaries will be indefinitely reinvested and not distributed to the U.S. The undistributed earnings of our Mexico, and Puerto Rico subsidiaries totaled $508.1 million and $17.8 million, respectively, at December 27, 2015.
Contractual Obligations
In addition to our debt commitments at December 27, 2015, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 27, 2015, under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations(a)	Total	2016	Years 2017-2018	Years 2019-2020	After 2021
	(In thousands)
Long-term debt(b)	$1,000,000	$—	$—	$500,000	$500,000
Interest(c)	304,510	37,734	71,875	65,526	129,375
Capital leases	561	122	244	195	—
Operating leases	85,402	21,778	34,827	18,415	10,382
Derivative liabilities	5,436	5,436	—	—	—
Purchase obligations(d)	161,837	161,149	688	—	—
Total	$1,557,746	$226,219	$107,634	$584,136	$639,757

(a)
The total amount of unrecognized tax benefits at December 27, 2015 was $17.1 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $20.1 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of December 27, 2015.

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
Historical Flow of Funds
Fiscal Year 2015
Cash provided by operating activities was $976.8 million and $1.1 billion in 2015 and 2014, respectively. The decrease in cash flows provided by operating activities was primarily from net income of $646.0 million for 2015, as compared to net income of $711.4 million for 2014, and changes in working capital (excluding the impacts as a result of changes in foreign currency exchange rates).
Our net working capital position, which we define as current assets less current liabilities, decreased $238.9 million to a surplus of $899.2 million and a current ratio of 2.06 at December 27, 2015, compared to a surplus of $1.1 billion and a current ratio of 2.58 at December 28, 2014. The decrease in working capital was caused by the generation of cash from operations.
Trade accounts and other receivables, including accounts receivable from related parties, decreased $32.5 million, or 8.5%, to $351.7 million at December 27, 2015 from $384.1 million at December 28, 2014 due to a decrease in sales.

Inventories increased $11.1 million, or 1.4%, to $801.5 million at December 27, 2015 from $790.3 million at December 28, 2014. This change in inventories resulted primarily from the impact of the Tyson Mexico acquisition.
Prepaid expenses and other current assets decreased $19.8 million, or 20.8%, to $75.6 million at December 27, 2015 from $95.4 million at December 28, 2014. This change resulted primarily from a $25.1 million decrease in open derivative positions and margin cash on deposit with our derivatives traders.
Accounts payable and accrued expenses, including accounts payable to related parties, increased $88.7 million, or 12.4%, to $804.9 million at December 27, 2015 from $716.2 million at December 28, 2014. This change resulted primarily from the impact of the Tyson Mexico acquisition and use of a financing vehicle that extends the terms of many of our payables.
Cash used in investing activities was $534.7 million and $63.4 million in 2015 and 2014, respectively. We incurred capital expenditures of $175.8 million and $171.4 million for 2015 and 2014, respectively. In both 2015 and 2014, capital expenditures were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2015 could not exceed $500 million under the terms of our U.S. credit facility. Cash proceeds generated from property disposals in 2015 and 2014 totaled $14.6 million and $11.1 million, respectively. Cash was used to purchase investment securities totaling $55.1 million in 2014. Cash proceeds generated in 2014 from the sale or maturity of investment securities totaled $152.0 million.
Cash used in financing activities was $578.6 million and $905.6 million in 2015 and 2014, respectively. Cash proceeds in 2015 from long-term debt totaled $1.7 billion. Cash was used to repay long-term debt totaling $683.8 million and $910.2 million in 2015 and 2014, respectively. Cash proceeds in 2015 and 2014 resulting from tax benefits related to share-based compensation totaled $6.5 million and $0.5 million, respectively. Cash proceeds in 2014 resulting from an equity contribution under a tax sharing agreement between JBS USA Holdings and our company totaled $3.8 million. Cash proceeds in 2014 from the sale of subsidiary common stock totaled $0.3 million. Cash was used to pay capitalized loan costs totaling $12.4 million in 2015. Additionally, cash was used in 2015 to pay a special cash dividend of approximately $1.5 billion and to purchase treasury stock of $99.2 million.
Fiscal Year 2014
Cash provided by operating activities was $1.1 billion and $878.5 million in 2014 and 2013, respectively. The increase in cash flows provided by operating activities was primarily from net income of $711.4 million for 2014, as compared to net income of $549.7 million for 2013, and changes in working capital (excluding the impacts as a result of changes in foreign currency exchange rates).
Our net working capital position, which we define as current assets less current liabilities, increased $294.6 million to a surplus of $1.1 billion and a current ratio of 2.53 at December 28, 2014, compared to a surplus of $845.6 million and a current ratio of 1.78 at December 29, 2013. The increase in working capital was caused by the generation of cash from operations.
Trade accounts and other receivables, including accounts receivable from related parties, increased $5.1 million, or 1.3%, to $384.1 million at December 28, 2014 from $379.1 million at December 29, 2013.
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
Accounts payable and accrued expenses, including accounts payable to related parties, increased $58.6 million, or 8.9%, to $716.2 million at December 28, 2014 from $657.6 million at December 29, 2013. This change resulted primarily from the timing of payments disbursed to vendors around December 28, 2014.
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

Cash used in financing activities was $905.6 million and $250.2 million in 2014 and 2013, respectively. Cash proceeds in 2013 from long-term debt totaled $505.6 million. Cash was used to repay long-term debt totaling $910.2 million and $758.6 million in 2014 and 2013, respectively. Cash proceeds in 2014 and 2013 resulting from tax benefits related to share-based compensation totaled $0.5 million and $7.7 million, respectively. Cash proceeds in 2014 from an equity contribution under a tax sharing agreement between JBS USA Holdings and our company totaled $3.8 million. Cash proceeds in 2014 from the sale of subsidiary common stock totaled $0.3 million. Additionally, cash was used to pay capitalized loan costs totaling $5.0 million in 2013.

Recently Adopted Accounting Pronouncements
During the thirteen weeks ended December 27, 2015, we early adopted the Financial Accounting Standards Board (“FASB”) presentation guidance for debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This change in accounting principal should reduce the unnecessary complexity created by having different balance sheet presentation requirements for debt issuance costs and debt discount and premium and conform U.S. GAAP with the guidance in International Financial Reporting Standards (“IFRS”). The guidance did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements, the Securities and Exchange Commission staff indicated they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there were any outstanding borrowings on the line-of-credit arrangement. We held deferred debt issuance costs of $7.6 million at December 28, 2014 related to a line-of-credit arrangement for which there was no corresponding outstanding borrowing. Rather than retrospectively presenting these debt issuance costs in its Consolidated Balance Sheet as a direct deduction from the carrying amount of the associated debt liability, we will continue to present these costs as an asset.
During the thirteen weeks ended December 27, 2015, we early adopted the FASB guidance for balance sheet classification of deferred taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This change in accounting principal should reduce the unnecessary complexity created by separating deferred income tax liabilities and assets into current and noncurrent amounts. This change should also eliminate costs incurred by an entity to separate deferred income tax liabilities and assets into a current and noncurrent amount. We adopted this guidance with retrospective application. A description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items is included below:

	December 28, 2014
	As Presented in 2014 Annual Report on Form 10-K	Retrospective Adjustment Resulting from Adoption of FASB Guidance	As Presented in 2015 Annual Report on Form 10-K
	(In thousands)
Current deferred tax assets	$27,345	$(27,345)	$—
Current deferred tax liabilities	25,301	(25,301)	—
Deferred tax liabilities	76,216	(2,044)	74,172
During the thirteen weeks ended December 27, 2015, we early adopted the FASB's new accounting and presentation for adjustments to provisional amounts recognized in business combinations, which, in an effort to reduce the cost and complexity of financial reporting, requires an acquiring entity in a business combination to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance also requires an acquiring entity in a business combination to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this guidance did not have a material impact on our financial statements.
Recently Issued Accounting Standards Not Adopted as of December 27, 2015
In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In June 2015, the FASB agreed to defer by one year the mandatory effective date of this standard, but will also provide entities the option to adopt the new guidance as of the original effective date. The provisions of the new guidance will be effective as of the beginning of our 2018 fiscal year, but we have the option to adopt the guidance as early as the beginning of our 2017 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected either a transition approach to implement the standard or an adoption date.
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
Inventory. Live chicken inventories are stated at the lower of cost or market and breeder hen inventories at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hen inventories are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (average) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished chicken products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. Generally, we perform an evaluation of whether any lower of cost or market adjustments are required at the country level based on a number of factors, including: (i) pools of related inventory, (ii) product continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.
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
Income Taxes. We follow provisions under ASC 740-10-30-27 in the Expenses-Income Taxes topic with regard to members of a group that file a consolidated tax return but issue separate financial statements. We file our own U.S. federal tax return, but we are included in certain state consolidated returns with JBS USA Holdings. The income tax expense of our company is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date. We recognize potential interest and penalties related to income tax positions as a part of the income tax provision.
Realizability of Deferred Tax Assets. We review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, potential for carry back of tax losses, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances have been established primarily for net operating loss carry forwards. See “Note 12. Income Taxes” to the Consolidated Financial Statements in this annual report.
Indefinite Reinvestment in Foreign Subsidiaries. We deem our earnings from Mexico and Puerto Rico as of December 27, 2015 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.
Accounting for Uncertainty in Income Taxes. We follow provisions under ASC 740-10-25 that provide a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See “Note 12. Income Taxes” to the Consolidated Financial Statements in this annual report.
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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of December 27, 2015 and December 28, 2014. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during 2015 and 2014, such a change would have resulted in a change to cost of sales of approximately $263.7 million and $287.4 million, respectively, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredients inventories at December 27, 2015 and December 28, 2014 would be $8.5 million and $10.0 million, respectively, excluding any potential impact on the production costs of our chicken inventories.
We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% increase in corn, soybean meal, and natural gas prices on December 27, 2015 and December 28, 2014 would have resulted in an increase of approximately $0.4 million and $1.3 million, respectively, in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates. Our variable-rate debt instruments represent approximately 51.0% of our total debt at December 27, 2015. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $1.3 million in 2015.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $7.2 million as of December 27, 2015.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were $25.9 million, $28.0 million and $4.4 million in 2015, 2014 and 2013, respectively. The average exchange rates for 2015, 2014 and 2013 were 15.85 Mexican pesos to 1 U.S. dollar, 13.30 Mexican pesos to 1 U.S. dollar and 12.75 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of December 27, 2015 and December 28, 2014. However, fluctuations greater than 10.0% could occur. Based on the net monetary liability position of our Mexico operations at December 27, 2015, such a change would have resulted in a decrease in foreign currency transaction losses recognized in 2015 of approximately $1.4 million. Based on the net monetary asset position of our Mexico operations at December 28, 2014, such a change would have resulted in an increase in foreign currency transaction losses recognized in 2014 of approximately $23.9 million. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

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
We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation as of December 27, 2015 and December 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the fifty-two weeks ended December 27, 2015, December 28, 2014 and December 29, 2013. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II, Valuation and Qualifying Accounts, as of and for the fifty-two weeks ended December 27, 2015, December 28, 2014 and December 29, 2013. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pilgrim’s Pride Corporation as of December 27, 2015 and December 28, 2014, and the results of its operations and its cash flows for the fifty-two weeks ended December 27, 2015, December 28, 2014 and December 29, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for deferred tax assets and liabilities as of December 28, 2014 due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pilgrim’s Pride Corporation’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Denver, Colorado
February 11, 2016

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 27, 2015	December 28, 2014
	(In thousands, except share and par value data)
Cash and cash equivalents	$439,638	$576,143
Trade accounts and other receivables, less allowance for doubtful accounts	348,994	378,890
Accounts receivable from related parties	2,668	5,250
Inventories	801,357	790,305
Income taxes receivable	71,410	10,288
Prepaid expenses and other current assets	75,602	95,439
Assets held for sale	6,555	1,419
Total current assets	1,746,224	1,857,734
Other long-lived assets	15,672	24,406
Identified intangible assets, net	47,453	26,783
Goodwill	156,565	—
Property, plant and equipment, net	1,352,529	1,182,795
Total assets	$3,318,443	$3,091,718

Notes payable to banks	$28,726	$—
Accounts payable	482,954	399,486
Accounts payable to related parties	7,000	4,862
Accrued expenses	314,966	311,879
Income taxes payable	13,228	3,068
Current maturities of long-term debt	86	262
Total current liabilities	846,960	719,557
Long-term debt, less current maturities	985,509	3,980
Deferred tax liabilities	131,882	74,172
Other long-term liabilities	92,282	97,208
Total liabilities	2,056,633	894,917

Commitments and contingencies

Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized; 259,685,145 and 259,029,033 shares issued at year-end 2015 and year-end 2014, respectively; 254,823,286 and 259,029,033 shares outstanding at year-end 2015 and year-end 2014, respectively	2,597	2,590
Treasury stock, at cost, 4,861,859 shares at year-end 2015	(99,233)	—
Additional paid-in capital	1,675,674	1,662,354
Retained earnings (accumulated deficit)	(261,252)	591,492
Accumulated other comprehensive loss	(58,930)	(62,541)
Total Pilgrim’s Pride Corporation stockholders’ equity	1,258,856	2,193,895
Noncontrolling interest	2,954	2,906
Total stockholders’ equity	1,261,810	2,196,801
Total liabilities and stockholders' equity	$3,318,443	$3,091,718
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fifty-Two Weeks Ended December 27, 2015	Fifty-Two Weeks Ended December 28, 2014	Fifty-Two Weeks Ended December 29, 2013
	(In thousands, except per share data)
Net sales	$8,180,104	$8,583,365	$8,411,148
Cost of sales	6,925,727	7,189,370	7,565,709
Gross profit	1,254,377	1,393,995	845,439
Selling, general and administrative expense	203,881	188,594	180,915
Administrative restructuring charges	5,605	2,286	5,661
Operating income	1,044,891	1,203,115	658,863
Interest expense, net of capitalized interest	37,548	82,097	87,006
Interest income	(3,673)	(4,826)	(2,125)
Foreign currency transaction losses	25,940	27,979	4,415
Miscellaneous, net	(7,682)	(4,526)	(4,373)
Income before income taxes	992,758	1,102,391	573,940
Income tax expense	346,796	390,953	24,227
Net income	645,962	711,438	549,713
Less: Net income (loss) attributable to noncontrolling interest	48	(210)	158
Net income attributable to Pilgrim’s Pride Corporation	$645,914	$711,648	$549,555

Weighted average shares of common stock outstanding:
Basic	258,442	258,974	258,826
Effect of dilutive common stock equivalents	234	497	415
Diluted	258,676	259,471	259,241

Net income attributable to Pilgrim's Pride Corporation per share of common stock outstanding:
Basic	$2.50	$2.75	$2.12
Diluted	$2.50	$2.74	$2.12
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fifty-Two Weeks Ended December 27, 2015	Fifty-Two Weeks Ended December 28, 2014	Fifty-Two Weeks Ended December 29, 2013

	(In thousands)
Net income	$645,962	$711,438	$549,713
Other comprehensive income (loss):
Gain (loss) associated with available-for-sale securities, net of tax expense of $22, $19 and $0, respectively	36	(31)	62
Gain (loss) associated with pension and other postretirement benefits, net of tax expense (benefit) of $2,168, $(10,173) and $13,774, respectively	3,575	(16,775)	22,714
Total other comprehensive income (loss)	3,611	(16,806)	22,776
Comprehensive income	649,573	694,632	572,489
Less: Comprehensive income (loss) attributable to noncontrolling interests	48	(210)	158
Comprehensive income attributable to Pilgrim's Pride Corporation	$649,525	$694,842	$572,331

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Pilgrim's Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 28, 2012	258,999	$2,590	$—	$—	$1,642,003	$(669,711)	$(68,511)	$2,626	$908,997
Comprehensive income:
Net income	—	—	—	—	—	549,555	—	158	549,713
Other comprehensive income, net of tax expense of $13,774	—	—	—	—	—	—	22,776	—	22,776
Share-based compensation plans:
Common stock issued under compensation plans	30	—	—	—	—	—	—	—	—
Requisite service period recognition	—	—	—	—	3,345	—	—	—	3,345
Tax benefit related to share-based compensation	—	—	—	—	7,771	—	—	—	7,771
Balance at December 29, 2013	259,029	2,590	—	—	1,653,119	(120,156)	(45,735)	2,784	1,492,602
Comprehensive income:
Net income (loss)	—	—	—	—	—	711,648	—	(210)	711,438
Other comprehensive loss, net of tax benefit of $10,154	—	—	—	—	—	—	(16,806)	—	(16,806)
Issuance of subsidiary common stock	—	—	—	—	—	—	—	332	332
Equity contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim's Pride Corporation	—	—	—	—	3,849	—	—	—	3,849
Share-based compensation plans:
Requisite service period recognition	—	—	—	—	4,928	—	—	—	4,928
Tax benefit related to share-based compensation	—	—	—	—	458	—	—	—	458
Balance at December 28, 2014	259,029	2,590	—	—	1,662,354	591,492	(62,541)	2,906	2,196,801
Comprehensive income:
Net income	—	—	—	—	—	645,914	—	48	645,962
Other comprehensive income, net of tax expense of $2,190	—	—	—	—	—	—	3,611	—	3,611
Equity contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim's Pride Corporation	—	—	—	—	3,690	—	—	—	3,690
Share-based compensation plans:
Common stock issued under compensation plans	671	7	—	—	(7)	—	—	—	—
Common stock forfeited under compensation plans	(15)	—	—	—	(85)	—	—	—	(85)
Requisite service period recognition	—	—	—	—	3,060	—	—	—	3,060
Tax benefit related to share-based compensation	—	—	—	—	6,474	—	—	—	6,474
Treasury stock purchases	—	—	(4,862)	(99,233)	—	—	—	—	(99,233)
Special cash dividend	—	—	—	—	—	(1,498,470)	—	—	(1,498,470)
Other	—	—	—	—	188	(188)	—	—	—
Balance at December 27, 2015	259,685	$2,597	(4,862)	$(99,233)	$1,675,674	$(261,252)	$(58,930)	$2,954	$1,261,810
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended December 27, 2015	Fifty-Two Weeks Ended December 28, 2014	Fifty-Two Weeks Ended December 29, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$645,962	$711,438	$549,713
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	158,975	155,824	150,523
Asset impairment	4,813	—	4,004
Foreign currency transaction losses	—	38,129	3,382
Accretion of bond discount	—	2,243	456
Loss (gain) on property disposals	(10,372)	(1,407)	2,395
Share-based compensation	2,975	4,928	3,345
Deferred income tax expense (benefit)	29,512	78,943	(4,999)
Changes in operating assets and liabilities:
Trade accounts and other receivables	61,294	(9,526)	7,235
Inventories	57,078	10,638	142,675
Prepaid expenses and other current assets	19,840	(38,010)	(6,070)
Accounts payable and accrued expenses	61,882	44,833	49,625
Income taxes	(55,428)	74,705	(21,546)
Deposits	—	—	1,877
Long-term pension and other postretirement obligations	(3,500)	(5,784)	(6,837)
Other	3,797	(262)	2,755
Cash provided by operating activities	976,828	1,066,692	878,533
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(175,764)	(171,443)	(116,223)
Purchase of acquired business, net of cash acquired	(373,532)	—	—
Purchases of investment securities	—	(55,100)	(96,902)
Proceeds from sale or maturity of investment securities	—	152,050	—
Proceeds from property disposals	14,610	11,108	31,337
Cash used in investing activities	(534,686)	(63,385)	(181,788)
Cash flows from financing activities:
Proceeds from notes payable to banks	28,726	—	—
Proceeds from long-term debt	1,680,000	—	505,600
Payments on long-term debt	(683,780)	(910,234)	(758,578)
Proceeds from sale of subsidiary common stock	—	332	—
Proceeds from equity contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim's Pride Corporation	—	3,849	—
Tax benefit related to share-based compensation	6,474	458	7,771
Payment of capitalized loan costs	(12,364)	—	(5,007)
Purchase of treasury stock	(99,233)	—	—
Payment of special cash dividend	(1,498,470)	—	—
Cash used in financing activities	(578,647)	(905,595)	(250,214)
Effect of exchange rate changes on cash and cash equivalents	—	(29,775)	(6,505)
Increase (decrease) in cash and cash equivalents	(136,505)	67,937	440,026
Cash and cash equivalents, beginning of period	576,143	508,206	68,180
Cash and cash equivalents, end of period	$439,638	$576,143	$508,206
Supplemental Disclosure Information:
Interest paid (net of amount capitalized)	$24,210	$71,558	$80,320
Income taxes paid	360,347	257,152	30,057
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
    Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 90 countries. Pilgrim's fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim's has approximately 39,000 employees and has the capacity to process more than 37 million birds per week for a total of more than 10.8 billion pounds of live chicken annually. Approximately 4,130 contract growers supply poultry for the Company's operations. As of December 27, 2015, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”) beneficially owned 76.7% of the Company's outstanding common stock.
Consolidated Financial Statements
The Company operates on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2015) in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $4.7 million, $4.4 million and $4.9 million for 2015, 2014 and 2013, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $4.1 million, $3.8 million and $3.9 million for 2015, 2014 and 2013, respectively.

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
Investments in Securities
The Company's current investments are all highly liquid investments with a maturity of three months or less when acquired and are, therefore, considered cash equivalents. The Company’s current investments are comprised of fixed income securities, primarily commercial paper, and a money market fund. These investments are classified as available-for-sale. These securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Investments in fixed income securities with remaining maturities of less than one year and those identified by management at the time of purchase for funding operations in less than one year are classified as current assets. Investments in fixed income securities with remaining maturities in excess of one year that management has not identified at the time of purchase for funding operations in less than one year are classified as long-term assets. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company determines the cost of each security sold and each amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. Purchases and sales are recorded on a settlement date basis.
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
Inventories
Live chicken inventories are stated at the lower of cost or market and breeder hen inventories at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hen inventories are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (average) or market.
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
Income Taxes
The Company follows provisions under ASC 740-10-30-27 in the Expenses-Income Taxes topic with regard to members of a group that file a consolidated tax return but issue separate financial statements. The Company files its own U.S. federal tax return, but it is included in certain state consolidated returns with JBS USA Food Company Holdings (“JBS USA Holdings”). The income tax expense of the Company is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.
The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, potential for carry back of tax losses, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances have been established primarily for net operating loss carry forwards of certain foreign subsidiaries. See “Note 12. Income Taxes” to the Consolidated Financial Statements.
The Company deems its earnings from Mexico and Puerto Rico as of December 27, 2015 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.
The Company follows provisions under ASC 740-10-25 that provide a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See “Note 12. Income Taxes” to the Consolidated Financial Statements.
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
Recently Adopted Accounting Pronouncements
During the thirteen weeks ended December 27, 2015, the Company early adopted the Financial Accounting Standards Board (“FASB”) presentation guidance for debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This change in accounting principal should reduce the unnecessary complexity created by having different balance sheet presentation requirements for debt issuance costs and debt discount and premium and conform U.S. GAAP with the guidance in International Financial Reporting Standards (“IFRS”). Upon adoption of the guidance, the Company recognized $14.9 million of debt issuance costs as a direct deduction from the carrying amount of its debt liabilities. The Company held deferred debt issuance costs of $7.6 million at December 28, 2014 related to a line-of-credit arrangement for which there was no corresponding outstanding borrowing. Rather than retrospectively presenting these debt issuance costs in its Consolidated Balance Sheet as a direct deduction from the carrying amount of the associated debt liability, the Company will continue to present these costs as an asset.
During the thirteen weeks ended December 27, 2015, the Company early adopted the FASB guidance for balance sheet classification of deferred taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This change in accounting principal should reduce the unnecessary complexity created by separating deferred income tax liabilities and assets into current and noncurrent amounts. This change should also eliminate costs incurred by an entity to separate deferred income tax liabilities and assets into a current and noncurrent amount. The Company adopted this guidance with retrospective application. A description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items is included below:

	December 28, 2014
	As Presented in 2014 Annual Report on Form 10-K	Retrospective Adjustment Resulting from Adoption of FASB Guidance	As Presented in 2015 Annual Report on Form 10-K
	(In thousands)
Current deferred tax assets	$27,345	$(27,345)	$—
Current deferred tax liabilities	25,301	(25,301)	—
Deferred tax liabilities	76,216	(2,044)	74,172

During the thirteen weeks ended December 27, 2015, we early adopted the FASB's new accounting and presentation for adjustments to provisional amounts recognized in business combinations, which, in an effort to reduce the cost and complexity of financial reporting, requires an acquiring entity in a business combination to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance also requires an acquiring entity in a business combination to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this guidance did not have a material impact on our financial statements.
Recently Issued Accounting Standards Not Adopted as of December 27, 2015
In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In June 2015, the FASB agreed to defer by one year the mandatory effective date of this standard, but will also provide entities the option to adopt the new guidance as of the original effective date. The provisions of the new guidance will be effective as of the beginning of our 2018 fiscal year, but we have the option to adopt the guidance as early as the beginning of our 2017 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected either a transition approach to implement the standard or an adoption date.
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
2. BUSINESS ACQUISITION
On June 29, 2015, the Company acquired, indirectly through certain of its Mexican subsidiaries, 100% of the equity of Provemex Holding LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for cash. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. The acquired business has a production capacity of three million birds per week in its three plants and currently employs more than 4,500 people in its plants, offices and seven distribution centers. The acquisition further strengthens the Company's strategic position in the Mexico chicken market. The Company expects to maintain these operations working to capacity with the existing workforce. The Company plans to keep all current labor contracts in place.
The following table summarizes the consideration paid for Tyson Mexico (in thousands):

Negotiated sales price	$400,000
Working capital adjustment	(20,933)
Final purchase price	$379,067
The results of operations of the acquired business since June 29, 2015 are included in the Company’s Consolidated Statements of Operations. Net sales generated by the acquired business from the acquisition date through December 27, 2015 totaled $250.6 million. The acquired business incurred a net loss from the acquisition date through December 27, 2015 totaling $13.7 million.
The assets acquired and liabilities assumed in the Tyson Mexico acquisition have been measured at their fair values at June 29, 2015, as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition as well as the assembled workforce. These benefits include complementary product offerings, an enhanced footprint in Mexico, attractive synergy opportunities and value creation.  The Company does not have tax basis in the goodwill, and therefore, the goodwill is not deductible for tax purposes. The preliminary fair values recorded were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to the preliminary valuation of property, plant and equipment and identifiable intangible assets, amounts for income taxes including deferred tax accounts, uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances, certain legal matters and residual goodwill.
The preliminary fair values recorded for the assets acquired and liabilities assumed for Tyson Mexico are as follows (in thousands):

Cash and cash equivalents	$5,535
Trade accounts and other receivables	24,173
Inventories	68,130
Prepaid expenses and other current assets	7,661
Property, plant and equipment	157,752
Identifiable intangible assets	26,411
Other long-lived assets	199
Total assets acquired	289,861
Accounts payable	21,550
Other current liabilities	8,707
Long-term deferred tax liabilities	31,947
Other long-term liabilities	5,155
Total liabilities assumed	67,359
Total identifiable net assets	222,502
Goodwill	156,565
Total net assets	$379,067
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

•
Indefinite-lived trade names. The Company valued two indefinite-lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value of each trade name was determined by estimating the hypothetical royalties that would have to be paid if it was not owned. Royalty rates were selected based on consideration of several factors, including (i) prior transactions involving Tyson Mexico trade names, (ii) incomes derived from license agreements on comparable trade names within the food and non-alcoholic beverages industry and (iii) the relative profitability and perceived contribution of each trade name. Royalty rates used in the determination of the fair values of the two trade names ranged from 4.0% to 5.0% of expected net sales related to the respective trade names and trade name maintenance costs were estimated as 1.4% of the royalty saved. The Company anticipates using both trade names for an indefinite period as demonstrated by the sustained use of each subject trade name. In estimating the fair value of the trade names, net sales related to the respective trade names were estimated to grow at a rate of 3.5% to 4.0% annually with a terminal year growth rate of 3.8%. Income taxes were estimated at 30.0% of pre-tax income, a tax amortization benefit was estimated considering a rate of 15.0% and the hypothetical savings generated by avoiding royalty costs were discounted using a rate of 12.0%. The two trade names were valued at $9.7 million under this approach.

•
Customer relationships. The Company valued Tyson Mexico's customer relationships using the income approach, specifically the multi-period excess earnings model. Under this model, the fair value of the customer relationships asset is determined by estimating the net cash inflows from the relationships discounted to present value. In estimating the fair value of the customer relationships, net sales related to our existing customers were estimated to grow at a rate of 4.0% annually, but we also anticipate losing existing customers at an attrition rate of 15.0%. Income taxes were estimated at 30.0% of pre-tax income, a tax amortization benefit was estimated considering a rate of 15.8% and net cash flows attributable to our existing customers were discounted using a rate of 13.1%. Customer relationships were valued at $16.7 million under this approach.

The following unaudited pro forma information presents the combined financial results for the Company and Tyson Mexico as if the acquisition had been completed at the beginning of the Company's fiscal year ended December 29, 2013.

	2015	2014	2013
	(In thousands, except per share amounts)
Net sales	$8,493,751	$9,233,138	$9,058,555
Net income attributable to Pilgrim's Pride Corporation	662,926	714,453	536,419
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	2.56	2.75	2.07
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
As of December 27, 2015 and December 28, 2014, the Company held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities and deferred compensation plan assets. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity and foreign currency derivative instruments. The Company maintains nonqualified deferred compensation plans for executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The following items were measured at fair value on a recurring basis:

	December 27, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$59	$—	$—	$59
Derivative assets - commodity options instruments	1,618	—	—	1,618
Derivative liabilities - commodity futures instruments	(5,436)	—	—	(5,436)
Fixed-rate senior notes payable at 5.75%	(488,750)	—	—	(488,750)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 27, 2015		December 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Note Reference
		(In thousands)
Derivative assets - commodity futures instruments	$59	$59	$8,416	$8,416	7
Derivative assets - commodity options instruments	1,618	1,618	—	—	7
Derivative assets - foreign currency futures instruments	—	—	2,563	2,563	7
Derivative liabilities - commodity futures instruments	(5,436)	(5,436)	(8,580)	(8,580)	7
Derivative liabilities - commodity options instruments	—	—	(14,103)	(14,103)	7
Fixed-rate senior notes payable at 5.75%	(500,000)	(488,750)	—	—	11
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheet. Deferred compensation plan assets were recorded at fair value based on quoted market prices and are included in the line item Other assets in the Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at December 27, 2015 or December 28, 2014, as applicable.
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

4. TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables (including accounts receivable from related parties), less allowance for doubtful accounts, consisted of the following:

	December 27, 2015	December 28, 2014
	(In thousands)
Trade accounts receivable	$342,466	$371,268
Notes receivable - current	850	1,088
Other receivables	10,578	9,059
Receivables, gross	353,894	381,415
Allowance for doubtful accounts	(4,900)	(2,525)
Receivables, net	$348,994	$378,890

Accounts receivable from related parties(a)	$2,668	$5,250

(a)	Additional information regarding accounts receivable from related parties is included in “Note 16. Related Party Transactions.”
5. INVENTORIES
Inventories consisted of the following:

	December 27, 2015	December 28, 2014
	(In thousands)
Live chicken and hens	$365,062	$363,438
Feed, eggs and other	215,859	198,681
Finished chicken products	191,988	227,649
Total chicken inventories	772,909	789,768
Commercial feed, table eggs and other	28,448	537
Total inventories	$801,357	$790,305
6. INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	December 27, 2015		December 28, 2014
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$290,795	$290,795	$204,286	$204,286
Other	54,831	54,831	80	80
All of the fixed income securities classified as cash and cash equivalents above mature within 90 days and all of the fixed income securities classified as short-term investments above mature within one year. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains recognized during 2015 and 2014 related to the Company's available-for-sale securities totaled $1.2 million and $1.0 million, respectively. Gross realized losses recognized during 2015 and 2014 related to the Company's available-for-sale securities totaled $25,400 and $18,800, respectively. Proceeds received from the sale or maturity of available-for-sale securities during 2015 and 2014 are disclosed in the Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company's available-for-sale securities recognized during 2015 and 2014 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during 2015 and 2014 are disclosed in “Note 14. Stockholders' Equity.”
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
We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase or foreign currency transaction exposures as cash flow hedges. Therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations. The Company recognized $21.8 million, $16.1 million and $25.1 million in net gains related to changes in the fair value of its derivative financial instruments during 2015, 2014 and 2013, respectively.
Information regarding the Company's outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	December 27, 2015	December 28, 2014
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$1,677	$8,416
Commodity derivative liabilities	(5,436)	(22,683)
Foreign currency derivative assets	—	2,563
Cash collateral posted with brokers	9,381	25,205
Derivatives Coverage(a):
Corn	7.0%	(8.2)%
Soybean meal	4.1%	(16.1)%
Period through which stated percent of needs are covered:
Corn	March 2017	September 2016
Soybean meal	July 2016	July 2015

(a)	Derivatives coverage is the percent of anticipated corn and soybean meal needs covered by outstanding derivative instruments through a specified date.

8. IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following:

	Useful Life (Years)	Original Cost	Accumulated Amortization	Carrying Amount
			(In thousands)
December 28, 2014:
Trade names	3–15	$40,143	$(32,900)	$7,243
Customer relationships	13	51,000	(31,460)	19,540
Non-compete agreements	3	300	(300)	—
Total intangible assets		$91,443	$(64,660)	$26,783
December 27, 2015:
Trade names	3–15	$49,843	$(34,718)	$15,125
Customer relationships	8-13	67,711	(35,383)	32,328
Non-compete agreements	3	300	(300)	—
Total intangible assets		$117,854	$(70,401)	$47,453
We recognized amortization expense related to identified intangible assets of $5.7 million in 2015, $5.7 million in 2014 and $5.7 million in 2013.
We expect to recognize amortization expense associated with identified intangible assets of $8.9 million in 2016, $8.0 million in 2017, $7.7 million in 2018, $6.1 million in 2019 and $2.1 million in 2020.
9. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	December 27, 2015	December 28, 2014
	(In thousands)
Land	$105,165	$66,798
Buildings	1,131,379	1,086,690
Machinery and equipment	1,657,573	1,537,241
Autos and trucks	53,408	52,639
Construction-in-progress	152,619	129,701
Property, plant and equipment, gross	3,100,144	2,873,069
Accumulated depreciation	(1,747,615)	(1,690,274)
Property, plant and equipment, net	$1,352,529	$1,182,795
The Company recognized depreciation expense of $146.4 million, $136.4 million and $135.5 million during 2015, 2014 and 2013, respectively.
During 2015, the Company sold certain PP&E for cash of $14.6 million and recognized a gain of $10.4 million. PP&E sold in 2015 included broiler farms in Mexico, a rendering plant in Arkansas and miscellaneous equipment. During 2014, the Company sold certain PP&E for cash of $11.1 million and recognized a gain of $1.4 million. PP&E sold in 2014 included a warehouse, a commercial building and a vehicle maintenance center in Texas, an office building in Mexico City, a processing plant in Franconia, Pennsylvania, and miscellaneous equipment.
During 2015, the Company spent $175.8 million on capital projects and transferred $153.5 million of completed projects from construction-in-progress to depreciable assets.
The Company has closed or idled various processing complexes, processing plants, hatcheries, broiler farms, and feed mills throughout the U.S. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to depreciate these assets. At December 27, 2015, the carrying amount of these idled assets was $70.2 million based on depreciable value of $199.4 million and accumulated depreciation of $129.1 million.
Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing complex in Texas, a processing plant in Louisiana and other miscellaneous assets, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At December 27, 2015, the Company reported assets held for sale totaling $6.6 million in Assets held for sale on its Consolidated Balance Sheets.
The Company tested the recoverability of its long-lived assets held for use during the thirteen weeks ended December 27, 2015 by comparing the book value of its invested capital, exclusive of assets held for sale, with the undiscounted cash flows expected to result from the use and eventual disposition of its long-lived assets held for use. The Company determined that the carrying amount of its long-lived assets held for use is recoverable over the remaining life of the primary asset in the group, and the long-lived assets for use pass the Step 1 recoverability test of ASC 360-10-35, Impairment or Disposal of Long-Lived Assets.
10. CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 27, 2015	December 28, 2014
	(In thousands)
Accounts payable:
Trade accounts	$436,188	$347,107
Book overdrafts	44,145	47,320
Other payables	2,621	5,059
Total accounts payable	482,954	399,486
Accounts payable to related parties(a)	7,000	4,862
Accrued expenses and other current liabilities:
Compensation and benefits	112,583	123,495
Interest and debt-related fees	8,928	780
Insurance and self-insured claims	93,336	85,240
Derivative liabilities:
Futures	5,436	8,580
Options	—	14,103
Other accrued expenses	94,683	79,681
Total accrued expenses and other current liabilities	314,966	311,879
	$804,920	$716,227

(a)	Additional information regarding accounts payable to related parties is included in “Note 16. Related Party Transactions.”
11. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt consisted of the following components:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Maturity	December 27, 2015	December 28, 2014
Long-term debt and other long-term borrowing arrangements:		(In thousands)
Senior notes payable at 5.75%	2025	$500,000	$—
U.S. Credit Facility (defined below):
Term note payable at 1.5945%	2020	500,000	—
Revolving note payable	2020	—	—
Subordinated Loan Agreement (defined below)	2015	—	—
Other	Various	462	4,242
Long-term debt		1,000,462	4,242
Less: Current maturities of long-term debt		(86)	(262)
Long-term debt, less current maturities		1,000,376	3,980
Less: Capitalized financing costs		(14,867)	—
Long-term debt, less current maturities, net of capitalized financing costs:		$985,509	$3,980

Current notes payable to banks:
Mexico Credit Facility (defined below) with notes payable at TIIE rate plus 0.90%	2016	$28,726	$—
Senior and Subordinated Notes
On March 11, 2015, the Company completed a sale of $500.0 million principal amount of 5.75% senior notes due 2025 (the “Senior Notes”). The Company used the net proceeds from the sale of the Senior Notes to repay $350.0 million and $150.0 million of the term loan indebtedness under the U.S. Credit Facility (defined below) on March 12, 2015 and April 22, 2015, respectively. The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the U.S. to non-U.S. persons pursuant to Regulation S under the Securities Act.
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
U.S. Credit Facility
On February 11, 2015, the Company and its subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., entered into a Second Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch (“Rabobank”), as administrative agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $700.0 million and a term loan commitment of up to $1.0 billion (the “Term Loans”). The term loan commitment is no longer available for additional loans. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. Because the Company prepaid $350.0 million of the Term Loans with proceeds from the Senior Notes, the Company is not required to pay quarterly installments. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The Company had Term Loans outstanding totaling $500.0 million as of December 27, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through September 27, 2015 and, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through December 27, 2015 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by the Company under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. As of December 27, 2015, the applicable borrowing base was $690.8 million and the amount available for borrowing under the revolving loan commitment was $670.7 million. The Company had letters of credit of $20.1 million and no outstanding borrowings under the revolving loan commitment as of December 27, 2015.
The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect the Company's ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of the Company's assets. The U.S. Credit Facility requires the Company to comply with a minimum level of tangible net worth covenant. The U.S. Credit Facility also provides that the Company may not incur capital expenditures in excess of $500.0 million in any fiscal year. The Company is currently in compliance with the covenants under the U.S. Credit Facility.
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
Subordinated Loan Agreement
The Company has entered into a Subordinated Loan Agreement with JBS USA Holdings dated June 23, 2011 (the “Subordinated Loan Agreement”). Pursuant to the terms of the Subordinated Loan Agreement, the Company agreed to reimburse JBS USA Holdings up to $56.5 million for draws upon any letters of credit issued for JBS USA Holdings’ account that support certain obligations of the Company or its subsidiaries. JBS USA Holdings agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA Holdings for the letter of credit cost the Company would otherwise incur under its U.S. Credit Facility (as defined below). The total amount the Company paid in 2015, 2014 and 2013 to reimburse JBS USA Holdings was $0.9 million, $1.3 million and $2.2 million, respectively. As of December 27, 2015, the Company has accrued an obligation of $0.1 million to reimburse JBS USA Holdings for letter of credit costs incurred on its behalf. There remains no other commitment of JBS USA Holdings to make advances under the Subordinated Loan Agreement.
Mexico Credit Facility
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.90%. The Mexico Credit Facility will mature on July 23, 2017. As of December 27, 2015, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $87.3 million, and there were $28.7 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 4.33%. As of December 27, 2015, the U.S. dollar-equivalent borrowing availability was $58.6 million.

12. INCOME TAXES
Income before income taxes by jurisdiction is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
	(In thousands)
U.S.	$920,250	$953,027	$469,395
Foreign	72,508	149,364	104,545
Total	$992,758	$1,102,391	$573,940
The components of income tax expense (benefit) are set forth below:

	2015	2014	2013
	(In thousands)
Current:
Federal	$248,821	$262,403	$(427)
Foreign	43,638	22,867	26,206
State and other	26,019	24,056	3,512
Total current	318,478	309,326	29,291
Deferred:
Federal	32,819	29,737	22,923
Foreign	(11,249)	31,332	(3,648)
State and other	6,748	20,558	(24,339)
Total deferred	28,318	81,627	(5,064)
	$346,796	$390,953	$24,227
The effective tax rate for 2015 was 34.9% compared to 35.5% for 2014.
The effective tax rate for 2013 was 4.2%. The effective tax rate for 2014 differed from 2013 primarily as a result of decreases in the valuation allowance and reserves for unrecognized tax benefits during 2013 that did not occur during 2014.
The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	2015	2014	2013
Federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net	2.3	2.6	2.3
Permanent items	0.1	0.4	1.4
Domestic production activity	(1.9)	(2.4)	(1.2)
Difference in U.S. statutory tax rate and foreign country effective tax rate	(0.9)	(1.0)	(1.0)
Tax credits	(0.7)	—	(3.0)
Change in valuation allowance	—	—	(31.0)
Other	1.0	0.9	1.7
Total	34.9%	35.5%	4.2%
Significant components of the Company’s deferred tax liabilities and assets are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 27, 2015	December 28, 2014
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$151,761	$126,537
Inventories	97,743	48,365
Insurance claims and losses	39,800	36,953
Other	15,054	26,801
Total deferred tax liabilities	304,358	238,656
Deferred tax assets:
Net operating losses	4,297	5,842
Foreign net operating losses	16,595	7,873
Credit carry forwards	2,638	2,916
Allowance for doubtful accounts	4,382	4,261
Accrued liabilities	56,753	52,772
Workers compensation	41,217	43,309
Pension and other postretirement benefits	22,559	26,049
Other	31,956	30,612
Total deferred tax assets	180,397	173,634
Valuation allowance	(7,921)	(9,150)
Net deferred tax assets	172,476	164,484
Net deferred tax liabilities	$131,882	$74,172
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
As of December 27, 2015, the Company believes it has sufficient positive evidence to conclude that realization of its federal and state net deferred tax assets is more likely than not to be realized. The decrease in valuation allowance of $1.2 million during 2015 was primarily due to a decrease in foreign net operating losses. As of December 27, 2015, the Company's valuation allowance is $7.9 million, of which $1.3 million relates to capital loss carry forwards and state net operating losses and $6.6 million relates to its Mexico operations.
As of December 27, 2015, the Company had state net operating loss carry forwards of approximately $130.7 million that will begin to expire in 2016. The Company also had Mexico net operating loss carry forwards at December 27, 2015 of approximately $55.8 million that begin to expire in 2016.
As of December 27, 2015, the Company had approximately $2.6 million of state tax credit carry forwards that begin to expire in 2016.
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
The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico and Puerto Rico subsidiaries as of December 27, 2015 based upon the determination that such earnings will be indefinitely reinvested. It is not practicable to determine the amount of incremental taxes that might arise if these earnings were to be remitted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 27, 2015, there is a tax effect of $6.5 million reflected in additional paid-in capital due to excess tax benefits related to compensation on dividend equivalent rights and vested stock awards. As of December 28, 2014, there is a tax effect of $0.5 million reflected in additional paid-in-capital due to excess tax benefits related to compensation.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 27, 2015	December 28, 2014
	(In thousands)
Unrecognized tax benefits, beginning of year	$17,396	$17,117
Increase as a result of tax positions taken during the current year	1,015	999
Increase as a result of tax positions taken during prior years	27	—
Decrease as a result of tax positions taken during prior years	(139)	(101)
Decrease for lapse in statute of limitations	(1,189)	(619)
Unrecognized tax benefits, end of year	$17,110	$17,396
Included in unrecognized tax benefits of $17.1 million at December 27, 2015, was $8.5 million of tax benefits that, if recognized, would reduce the Company's effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 27, 2015, the Company had recorded a liability of $9.4 million for interest and penalties. During 2015, accrued interest and penalty amounts related to uncertain tax positions decreased by $0.8 million.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and Mexico. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2010 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2009.
The United States Fifth Circuit Court of Appeals (the “Fifth Circuit”) rendered judgment in favor of the Company regarding the IRS' amended proof of claim relating to the tax year ended June 26, 2004 for Gold Kist Inc. (“Gold Kist”). See “Note 17. Commitments and Contingencies” for additional information.
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
The Company entered into a tax sharing agreement during 2014 with JBS USA Holdings effective for tax years starting 2010. The net tax receivable for tax year 2015 was accrued in 2015. The net tax receivable for tax years 2010 through 2014 was accrued in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, and defined contribution retirement savings plans. Under all of our retirement plans, the Company’s expenses were $10.5 million, $5.9 million and $7.5 million in 2015, 2014 and 2013, respectively.
The Company used a year-end measurement date of December 27, 2015 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
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
Defined Benefit Postretirement Life Insurance Plan
The Company sponsors one defined benefit postretirement life insurance plan named the Gold Kist Inc. Retiree Life Insurance Plan (the “Retiree Life Plan”). Pilgrim’s Pride assumed defined benefit postretirement medical and life insurance obligations, including the Retiree Life Plan, through its acquisition of Gold Kist in 2007. In January 2001, Gold Kist began to substantially curtail its programs for active employees. On July 1, 2003, Gold Kist terminated medical coverage for retirees age 65 or older, and only retired employees in the closed group between ages 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. These retired employees all reached the age of 65 in 2012 and liabilities of the postretirement medical plan then ended.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$190,401	$170,030	$1,657	$1,705
Interest cost	7,754	8,103	67	81
Actuarial losses (gains)	(10,944)	24,670	44	(10)
Benefits paid	(6,074)	(12,154)	—	—
Settlements(a)	(15,185)	(248)	(96)	(119)
Projected benefit obligation, end of year	$165,952	$190,401	$1,672	$1,657

(a)
A settlement is a transaction that is an irrevocable action, relieves the employer or the plan of primary responsibility for a pension or postretirement obligation and eliminates significant risks related to the obligation and the assets used to affect the settlement. A settlement can be triggered when a plan pays lump sums totaling more than the sum of the plan’s interest cost and service cost. Both the GK Pension Plan and the Retiree Life Plan met this threshold in 2015 and both the SERP Plan and the Retiree Life Plan met this threshold in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$113,552	$108,496	$—	$—
Actual return on plan assets	(3,024)	3,944	—	—
Contributions by employer	7,678	13,514	96	119
Benefits paid	(6,074)	(12,154)	—	—
Settlements	(15,185)	(248)	(96)	(119)
Fair value of plan assets, end of year	$96,947	$113,552	$—	$—

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Funded status:	(In thousands)
Unfunded benefit obligation, end of year	$(69,005)	$(76,849)	$(1,672)	$(1,657)

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Amounts recognized in the Consolidated Balance Sheets at end of year:	(In thousands)
Current liability	$(10,779)	$(9,373)	$(138)	$(129)
Long-term liability	(58,226)	(67,476)	(1,534)	(1,528)
Recognized liability	$(69,005)	$(76,849)	$(1,672)	$(1,657)

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Amounts recognized in accumulated other comprehensive loss at end of year:	(In thousands)
Net actuarial loss (gain)	$38,115	$43,907	$(79)	$(127)
The accumulated benefit obligation for our defined benefit pension plans was $166.0 million and $190.0 million at December 27, 2015 and December 28, 2014, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at December 27, 2015 and December 28, 2014.
Net Periodic Benefit Cost (Income)
Net pension and other postretirement costs included the following components:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
	(In thousands)
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	7,754	8,103	7,954	67	81	78
Estimated return on plan assets	(6,684)	(6,373)	(5,393)	—	—	—
Settlement loss (gain)	3,843	93	—	(4)	(9)	(15)
Amortization of net loss (gain)	714	56	1,001	—	—	—
Net cost	$5,627	$1,879	$3,562	$63	$72	$63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Benefit obligation:
Discount rate	4.47%	4.22%	4.95%	4.47%	4.22%	4.95%
Net pension and other postretirement cost:
Discount rate	4.22%	4.95%	4.22%	4.22%	4.95%	4.22%
Expected return on plan assets	5.50%	6.00%	6.00%	NA	NA	NA
The expected rate of return on plan assets was determined based on the current interest rate environment and historical market premiums relative to the fixed income rates of equities and other asset classes. We also take into consideration anticipated asset allocations, investment strategies and the views of various investment professionals when developing this rate.
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	2015	2014
Cash and cash equivalents	—%	—%
Pooled separate accounts(a):
Equity securities	7%	6%
Fixed income securities	7%	6%
Common collective trust funds(a):
Equity securities	57%	60%
Fixed income securities	29%	28%
Total assets	100%	100%

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
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 27, 2015 and December 28, 2014:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015				2014(a)
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$147	$—	$—	$147	$33	$—	$—	$33
Pooled separate accounts:
Large U.S. equity funds(d)	—	3,816	—	3,816	—	4,147	—	4,147
Small/Mid U.S. equity funds(e)	—	969	—	969	—	1,062	—	1,062
International equity funds(f)	—	1,606	—	1,606	—	1,719	—	1,719
Fixed income funds(g)	—	6,337	—	6,337	—	6,609	—	6,609
Common collective trusts funds:
Large U.S. equity funds(d)	—	22,069	—	22,069	—	29,964	—	29,964
Small/Mid U.S. equity funds(e)	—	16,843	—	16,843	—	18,411	—	18,411
International equity funds(f)	—	16,629	—	16,629	—	19,730	—	19,730
Fixed income funds(g)	—	28,531	—	28,531	—	31,877	—	31,877
Total assets	$147	$96,800	$—	$96,947	$33	$113,519	$—	$113,552

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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
Benefit Payments
The following table reflects the benefits as of December 27, 2015 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2016	$14,205	$138
2017	11,660	139
2018	11,406	140
2019	11,063	139
2020	11,075	138
2021-2025	49,795	643
Total	$109,204	$1,337
We anticipate contributing $10.8 million and $0.1 million, as required by funding regulations or laws, to our pension and other postretirement plans, respectively, during 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss (Income)
The amounts in accumulated other comprehensive income (loss) that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
	(In thousands)
Net actuarial loss (gain), beginning of year	$43,907	$16,957	$53,368	$(127)	$(126)	$(49)
Amortization	(714)	(56)	(1,001)	—	—	—
Settlement adjustments	(3,843)	(93)	—	4	9	15
Actuarial loss (gain)	(10,944)	24,670	(24,315)	44	(10)	(92)
Asset loss (gain)	9,709	2,429	(11,095)	—	—	—
Net actuarial loss (gain), end of year	$38,115	$43,907	$16,957	$(79)	$(127)	$(126)
The Company expects to recognize in net pension cost throughout 2016 an actuarial loss of $0.7 million that was recorded in accumulated other comprehensive income at December 27, 2015.
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans named the Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”) and the To-Ricos Employee Savings and Retirement Plan (the “To-Ricos Plan”). The RS Plan is an IRC Section 401(k) salary deferral plan maintained for certain eligible U.S. employees. Under the RS Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation. The Company matches up to 30.0% of the first 2.14% to 6.00% of salary based on the salary deferral and compensation levels up to $245,000. The To-Ricos Plan is an IRC Section 1165(e) salary deferral plan maintained for certain eligible Puerto Rico employees. Under the To-Ricos Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various company matching provisions. The Company also maintains three postretirement plans for eligible Mexico employees, as required by Mexico law, which primarily cover termination benefits.
The Company’s expenses related to its defined contribution plans totaled $4.8 million, $3.9 million and $3.9 million in 2015, 2014 and 2013, respectively.
Certain retirement plans that the Company sponsors invest in a variety of financial instruments. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS' EQUITY
 Accumulated Other Comprehensive Loss
     The following tables provide information regarding the changes in accumulated other comprehensive loss during 2015 and 2014:

	2015(a)			2014(a)
	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(62,572)	$31	$(62,541)	$(45,797)	$62	$(45,735)
Other comprehensive income (loss) before reclassifications	4,004	(260)	3,744	(16,810)	319	(16,491)
Amounts reclassified from accumulated other comprehensive loss to net income	(429)	296	(133)	35	(350)	(315)
Net current year other comprehensive income (loss)	3,575	36	3,611	(16,775)	(31)	(16,806)
Balance, end of year	$(58,997)	$67	$(58,930)	$(62,572)	$31	$(62,541)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(a)			Affected Line Item in the Consolidated Statements of Operations
	2015	2014
	(In thousands)
Realized gain on sale of securities	$476	$562		Interest income
Amortization of pension and other postretirement plan actuarial losses:
Union employees pension plan(b)	—	—	(d)	Cost of goods sold
Legacy Gold Kist plans(c)	(215)	(19)	(d)	Cost of goods sold
Legacy Gold Kist plans(c)	(474)	(37)	(d)	Selling, general and administrative expense
Total before tax	(213)	506
Tax benefit (expense)	80	(191)
Total reclassification for the period	$(133)	$315

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Union Plan, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

(d)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See “Note 13. Pension and Other Postretirement Benefits” to the Consolidated Financial Statements.

Share Repurchase Program and Treasury Stock
On July 28, 2015, the Company's Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company's Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the right to limit or terminate the repurchase program at any time without notice. As of December 27, 2015, the Company had repurchased 4,861,859 shares under this program with a market value of approximately $99.2 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Special Cash Dividend
On February 17, 2015, the Company paid a special cash dividend from retained earnings of approximately $1.5 billion, or $5.77 per share, to stockholders of record as of January 30, 2015. The Company used proceeds from the U.S. Credit Facility, along with cash on hand, to fund the special cash dividend.
15. INCENTIVE COMPENSATION
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $30.1 million in costs related to the STIP at December 27, 2015 related to cash bonus awards that could potentially be awarded during 2016.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At December 27, 2015, we have reserved approximately 5.2 million shares of common stock for future issuance under the LTIP.
The following awards were outstanding during 2015:

Award Type	Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award(a)	Vesting Condition	Vesting Date	Vesting Date Fair Value per Award(a)	Estimated Forfeiture Rate	Awards Forfeited to Date	Settlement Method
RSU	LTIP	608,561	02/04/2013	$8.89	Service	12/31/2014	$32.79	9.66%	144,382	Stock
RSA	LTIP	15,000	02/25/2013	8.72	Service	02/24/2015	27.55	—%	—	Stock
RSA	LTIP	15,000	02/25/2013	8.72	Service	02/24/2016		—%	15,000	Stock
RSU	LTIP	206,933	02/26/2013	8.62	Service	12/31/2014	32.79	—%	—	Stock
RSU	LTIP	462,518	02/19/2014	16.70	Service	12/31/2016		13.49%	67,715	Stock
RSU	LTIP	269,662	03/03/2014	17.18	Performance / Service	12/31/2017		12.34%	29,373	Stock
RSU	LTIP	158,226	02/26/2015	27.51	Performance / Service	12/31/2018		(b)	19,737	Stock

(a)	The fair value of each RSA and RSU granted or vested represents the closing price of the Company's common stock on the respective grant date or vesting date.

(b)	The estimated forfeiture rate for these awards will be set if or when performance conditions associated with the awards are satisfied.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	2015	2014	2013
	(In thousands)
Share-based compensation cost:
Cost of goods sold	$596	$395	$361
Selling, general and administrative expenses	2,379	4,533	2,984
Total	$2,975	$4,928	$3,345

Income tax benefit	$868	$1,326	$471
The Company’s RSA and RSU activity is included below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015		2014		2013
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of year	30	$8.72	203	$6.59	273	$6.54
Granted	—	—	—	—	30	8.72
Vested	—	—	(173)	6.62	(100)	7.10
Forfeited	(30)	8.72	—	—	—	—
Outstanding at end of year	—	$—	30	$8.72	203	$6.59

RSUs:
Outstanding at beginning of year	1,120	$11.97	729	$8.81	—	$—
Granted	428	21.00	463	16.70	815	8.82
Vested	(671)	8.81	—	—	—	—
Forfeited	(103)	18.90	(72)	10.34	(86)	8.89
Outstanding at end of year	774	$18.78	1,120	$11.97	729	$8.81
The total fair value of awards vested in 2015, 2014 and 2013 was $22.4 million, $3.2 million and $0.7 million, respectively.
At December 27, 2015, the total unrecognized compensation cost related to all nonvested awards was $8.8 million. That cost is expected to be recognized over a weighted average period of 2.22 years.
Historically, we have issued new shares to satisfy award conversions.
16. RELATED PARTY TRANSACTIONS
Pilgrim's has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	2015	2014	2013
	(In thousands)
JBS USA Holding:
Letter of credit fees(a)	$1,268	$1,339	$2,156
Equity contribution under tax sharing agreement(b)	3,690	3,849	—
JBS USA Food Company:
Purchases from JBS USA Food Company(c)	103,542	115,337	80,809
Expenditures paid by JBS USA Food Company on behalf of Pilgrim’s(d)	40,611	31,149	55,730
Sales to JBS USA Food Company(c)	21,743	39,682	61,942
Expenditures paid by Pilgrim’s on behalf of JBS USA Food Company(d)	3,998	4,925	1,733
Seara International Ltd.:
Purchases from Seara International Ltd.	2,784	2,091	—
JBS Global (UK) Ltd.:
Sales to JBS Global (UK) Ltd.	305	255	—
JBS Chile Ltda.:
Sales to JBS Chile Ltda.	100	463	—
Macedo Agroindustrial Ltda.
Purchases from Macedo Agroindustrial Ltda.	60	—	—
JBS Aves Ltda.:
Purchases from JBS Aves Ltda.	—	4,072	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)
Beginning on October 26, 2011, JBS USA Holdings arranged for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential liability claims. We agreed to reimburse JBS USA Holdings up to $56.5 million for potential draws upon these letters of credit. We reimburse JBS USA Holdings for the letter of credit costs we would have otherwise incurred under our credit facilities. During 2015, we have paid JBS USA Holdings $1.3 million for letter of credit costs. As of December 27, 2015, the Company has accrued an obligation of $0.1 million to reimburse JBS USA Holdings for letter of credit costs incurred on its behalf.

(b)
The Company entered into a tax sharing agreement during 2014 with JBS USA Holdings effective for tax years starting 2010. The net tax receivable for tax year 2015 was accrued in 2015. The net tax receivable for tax years 2010 through 2014 was accrued in 2014.

(c)
We routinely execute transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of December 27, 2015 and December 28, 2014, the outstanding payable to JBS USA was $7.0 million and $4.8 million, respectively. As of December 27, 2015 and December 28, 2014, the outstanding receivable from JBS USA was $2.6 million and $1.4 million, respectively. As of December 27, 2015, approximately $2.5 million of goods from JBS USA. were in transit and not reflected on our Consolidated Balance Sheet.

(d)
The Company has an agreement with JBS USA Holdings to allocate costs associated with the procurement by JBS USA Holdings of SAP licenses and maintenance services for both companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA Holdings in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA Holdings to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA Holdings will be reimbursed by JBS USA Holdings. This agreement expires on December 31, 2016.

On June 25, 2015, the Company signed an intercompany revolving note to its indirect wholly-owned subsidiary, Pilgrim's Pride S. de R.L. de C.V., in a principal amount of $100.0 million. The note bears interest based on three-month LIBOR plus a margin of 2.5% and has a maturity date of June 24, 2020.  The proceeds of the note were used to fund a portion of the purchase price of the acquisition of Tyson Mexico (as defined in “Note 2. Business Acquisition”). Interest is payable quarterly and principal is due upon maturity. The outstanding note balance eliminates upon consolidation. As of December 27, 2015, outstanding borrowings totaled $64.5 million.

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
Purchase Obligations
The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, and electricity. At December 27, 2015, the Company was party to outstanding purchase contracts totaling $161.2 million and $0.7 million payable in 2016 and 2017, respectively. There were no outstanding purchase contracts in 2018.
Operating Leases
The Consolidated Statements of Operations include rental expense for operating leases of approximately $25.3 million, $15.2 million and $13.1 million in 2015, 2014 and 2013, respectively. The Company’s future minimum lease commitments under noncancelable operating leases are as follows (in thousands):

2016	$21,778
2017	19,116
2018	15,711
2019	11,382
2020	7,033
Thereafter	10,382
Total	$85,402
Certain of the Company’s operating leases include rent escalations. The Company includes the rent escalation in its minimum lease payments obligations and recognizes them as a component of rental expense on a straight-line basis over the minimum lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. The maximum potential amount of the residual value guarantees is estimated to be approximately $48.5 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial. The Company historically has not experienced significant payments under similar residual guarantees.
Financial Instruments
Pursuant to the terms of the Subordinated Loan Agreement, we have agreed to reimburse JBS USA Holdings up to $56.5 million for draws upon any letters of credit issued for JBS USA Holdings’ account that support certain obligations of the Company and its subsidiaries.
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
ERISA Claims and Proceedings
Claims have been brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. These claims were brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these claims, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions, the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.
Tax Claims and Proceedings
In 2009, the IRS asserted claims against the Company totaling $74.7 million. The Company entered into two Stipulations of Settled Issues agreements with the IRS on December 12, 2012 that accounted for approximately $29.3 million of the claims and should result in no additional tax due.
In connection with the remaining $45.4 million claimed by the IRS, the Company filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding related to an ordinary loss that Gold Kist claimed for its tax year ended June 26, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
18. MARKET RISKS AND CONCENTRATIONS
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. With the exception of one customer that accounts for approximately 8.2% of trade accounts and other receivables at December 27, 2015, and approximately 7.8% of net sales for 2015, the Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.
At December 27, 2015, approximately 45.6% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2016 or later, with the exception of four processing operations locations, where the collective bargaining agreement expired in 2015 and negotiations are ongoing. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. The Company is currently in negotiations at four locations, and there is no assurance that agreement will be reached. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
The aggregate carrying amount of net assets belonging to our Mexico operations was $576.6 million and $454.5 million at December 27, 2015 and December 28, 2014, respectively.
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
Net sales to customers by customer location and long-lived assets are as follows:

	2015	2014	2013
	(In thousands)
Net sales to customers by customer location:
United States	$6,722,455	$7,067,408	$6,816,246
Mexico	1,116,455	1,075,764	1,108,308
Asia	120,288	246,141	301,545
Canada, Caribbean and Central America	176,396	80,121	51,275
Africa	16,171	49,810	38,809
Europe	12,841	44,377	73,349
South America	12,114	18,102	19,224
Pacific	3,384	1,642	2,392
Total	$8,180,104	$8,583,365	$8,411,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 27, 2015	December 28, 2014
	(In thousands)
Long-lived assets(a):
United States	$1,108,776	$1,085,856
Mexico	243,753	96,939
Total	$1,352,529	$1,182,795

(a)
For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

The following table sets forth, for the periods beginning with 2013, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	2015	2014	2013
	(In thousands)
U.S. chicken:
Prepared chicken	$1,672,693	$1,787,389	$2,046,747
Fresh chicken	4,701,943	4,703,993	4,123,087
Export and other chicken	358,877	620,082	715,970
Total U.S. chicken	6,733,513	7,111,464	6,885,804
Mexico chicken	1,016,200	900,360	864,454
Total chicken	7,749,713	8,011,824	7,750,258
Other products:
U.S.	409,841	535,572	614,409
Mexico	20,550	35,969	46,481
Total other products	430,391	571,541	660,890
Total net sales	$8,180,104	$8,583,365	$8,411,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. QUARTERLY RESULTS (UNAUDITED)

2015	First	Second(a)	Third(b)	Fourth(b)	Year
	(In thousands, except per share data)
Net sales	$2,052,919	$2,053,876	$2,112,529	$1,960,780	$8,180,104
Gross profit	377,120	432,020	284,544	160,693	1,254,377
Net income attributable to PPC common stockholders	204,215	241,489	137,062	63,148	645,914
Net income per share amounts - basic	0.79	0.93	0.53	0.25	2.50
Net income per share amounts - diluted	0.79	0.93	0.53	0.25	2.50
Number of days in quarter	91	91	91	91	364

2014	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
Net sales	$2,018,065	$2,186,817	$2,268,048	$2,110,435	$8,583,365
Gross profit (loss)	215,106	349,476	450,265	379,148	1,393,995
Net income attributable to PPC common stockholders	98,117	190,360	255,983	167,188	711,648
Net income per share amounts - basic	0.38	0.74	0.99	0.65	2.75
Net income per share amounts - diluted	0.38	0.73	0.99	0.64	2.74
Number of days in quarter	91	91	91	91	364

2013	First	Second	Third	Fourth(b)	Year
	(In thousands, except per share data)
Net sales	$2,036,929	$2,184,118	$2,142,816	$2,047,285	$8,411,148
Gross profit	118,434	282,507	236,573	207,925	845,439
Net income attributable to PPC common stockholders	54,582	190,704	160,917	143,352	549,555
Net income per share amounts - basic and diluted	0.21	0.74	0.62	0.55	2.12
Number of days in quarter	91	91	91	91	364

(a)	In the second quarter of 2015, the Company recognized impairment charges of $4.8 million related to our Dallas, Texas and Bossier City, Louisiana plants held for sale.

(b)
On June 29, 2015, the Company acquired, indirectly through certain of its Mexican subsidiaries, 100% of the equity of Tyson Mexico from Tyson Foods, Inc. and certain of its subsidiaries. The results of operations of the acquired business since June 29, 2015 are included in the Company’s Consolidated Statements of Operations. Net sales generated by the acquired business during the third and fourth quarters of 2015 were $128.9 million and $121.7 million, respectively. The acquired business incurred net losses of $2.9 million and $10.8 million during the third and fourth quarters of 2015, respectively.

(c)	In the fourth quarter of 2013, the Company recognized expenses related to the shutdown of our Dallas, Texas plant of $0.5 million and asset impairment charges of $0.5 million.

SCHEDULE II
PILGRIM’S PRIDE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged to Operating Results	Charged to Other Accounts		Deductions		Ending Balance
	(In thousands)
Trade Accounts and Other Receivables—
Allowance for Doubtful Accounts:
2015	$2,525	$1,060	$1,314	(d)	$(1)	(a)	$4,900
2014	4,056	520	—		2,051	(a)	2,525
2013	3,757	1,668	—		1,369	(a)	4,056
Trade Accounts and Other Receivables—
Allowance for Sales Adjustments:
2015	$7,425	$150,113	$—		$151,876	(b)	$5,662
2014	7,089	220,123	—		219,787	(b)	7,425
2013	10,152	159,417	—		162,480	(b)	7,089
Deferred Tax Assets—
Valuation Allowance:
2015	$9,150	$—	$—		$(1,229)	(c)	$7,921
2014	10,400	(1,250)	—		—	(c)	9,150
2013	188,354	(164,180)	(13,774)		—	(c)	10,400
(a) Uncollectible accounts written off, net of recoveries.
(b) Deductions either written off, rebilled or reclassified as liabilities for market development fund rebates.
(c) Reductions in the valuation allowance.
(d) Allowance for doubtful accounts assumed with the acquisition of Tyson Mexico.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 27, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 27, 2015, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published Internal Control-Integrated Framework (2013) (the “2013 Framework”) and related illustrative documents as an update to Internal Control-Integrated Framework (1992) (the “1992 Framework”). While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the 2013 Framework, among other matters, requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The Company adopted the 2013 Framework during the fiscal year ending December 27, 2015.
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
Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, PPC's management assessed the design and operating effectiveness of internal control over financial reporting as of December 27, 2015 based on the 2013 Framework. Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 27, 2015. KPMG LLP, an independent registered public accounting firm, has issued an unqualified report on the effectiveness of the Company's internal control over financial reporting as of December 27, 2015. That report is included in this Item 9A of this annual report. The Company's assessment of internal control over financial reporting did not include the internal control of Pilgrim's México Norte, formerly Tyson Mexico, which the Company acquired in the third quarter of 2015. The amount of total assets and revenue of Pilgrim's México Norte included in our consolidated financial statements as of and for the year ended December 27, 2015 was $436.2 million and $250.6 million, respectively.
Remediation of Material Weakness in Internal Control over Financial Reporting Identified at December 28, 2014
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. At December 28, 2014, management identified a material weakness in the design and operating effectiveness of general information technology controls. Specifically, the Company's process lacked sufficient internal controls intended to ensure (i) that access to applications and data, and the ability to make program changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored.
Management determined that no unauthorized entries were made despite the potential access to those applications and data by certain of our IT personnel. In response to the material weakness described above, the Company developed a remediation plan, with oversight from the Audit Committee of the Board of Directors. As part of the remediation process, the Company enhanced its processes for authorizing access to systems and monitoring activities of individuals who are granted access to ensure that all information technology controls designed to restrict access to applications and data, and the ability to make program changes, are operating in a manner that provides management with assurance that such access is properly restricted to the appropriate personnel.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pilgrim’s Pride Corporation:
We have audited Pilgrim’s Pride Corporation’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pilgrim’s Pride Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pilgrim’s Pride Corporation maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Tyson Mexico (now known as Pilgrim’s México Norte) during 2015, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 27, 2015, Pilgrim’s México Norte’s internal control over financial reporting associated with total assets of $436.2 million and total revenues of $250.6 million included in the consolidated financial statements of Pilgrim’s Pride Corporation as of and for the fifty-two weeks ended December 27, 2015. Our audit of internal control over financial reporting of Pilgrim’s Pride Corporation also excluded an evaluation of internal control over financial reporting of Pilgrim’s México Norte.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pilgrim’s Pride Corporation as of December 27, 2015 and December 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the fifty-two weeks ended December 27, 2015, December 28, 2014 and December 29, 2013, and our report dated February 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 11, 2016

PART III
Item 10. Directors and Executive Officers and Corporate Governance
Certain information regarding our executive officers has been presented under “Executive Officers” included in “Item 1. Business,” above.
Reference is made to the sections entitled “Security Ownership,” “Election of JBS Directors,” “Election of Equity Directors and the Founder Director,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board of Directors” and “Related Party Transactions” of the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
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
Item 11. Executive Compensation
Reference is made to the sections entitled “Security Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “2014 Director Compensation Table,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” of the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 27, 2015. For additional information concerning terms of the LTIP, see “Note 15. Incentive Compensation” of our Consolidated Financial Statements included in this annual report.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by securities holders	—	—	5,155,700
Equity compensation plans not approved by securities holders	—	—	—
Total	—	—	5,155,700
Reference is made to the section entitled “Security Ownership,” of the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which section is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the sections entitled “Corporate Governance” and “Related Party Transactions” of the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders.

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

(3)	The financial statements schedule entitled “Valuation and Qualifying Accounts and Reserves” is filed as part of this annual report on page 85.

(b)	Exhibits
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

2.3
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO (No. 005-81998) filed on December 5, 2006).

2.4
Stock Purchase Agreement by and between the Company and JBS USA Holding Lux, S.à.r.l., formerly known as JBS USA Holdings, LLC, dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed September 18, 2009).

2.5
Amendment No.1 to the Stock Purchase Agreement by and between the Company and JBS USA Holding Lux, S.à.r.l., formerly known as JBS USA Holdings, LLC, dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A (No. 001-09273) filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3
Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holding Lux, S.à.r.l., formerly known as JBS USA Holdings, LLC, as amended (incorporated by reference from Exhibit 3.3 to the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 29, 2009).

4.5
Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K (No. 001-09273) filed on December 15, 2010).

4.6	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K (No. 001-09273) filed on December 15, 2010).

4.7	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K (No. 001-09273) filed on December 15, 2010).

4.8
Indenture dated as of March 11, 2015 among the Company, Pilgrim's Pride Corporation of West Virginia, Inc. and Wells Fargo Bank, National Association, as Trustee, Form of Senior 5.750% Note due 2025, and Form of Guarantee attached (incorporated by reference from Exhibit 4.1 of the Company's current report of Form 8-K (No 001-09273) filed on March 11, 2015).

10.1	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) dated December 27, 2004). †

10.2
Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed July 30, 2008). †

10.3	Pilgrim’s Pride Corporation Short-Term Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 30, 2009). †

10.4	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 30, 2009). †

10.5
Employment Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on January 18, 2011). †

10.6
Restricted Share Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on January 18, 2011). †

10.7
Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Food Company Holdings, successor by assignment to JBS USA Holdings, LLC, (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K (No. 001-09273) filed on June 24, 2011).

10.8
Amended and Restated MXN$557,415,000 Credit Agreement dated as of October 19, 2011, by and among Avícola Pilgrim's Pride de México, S.A. de C.V. (“Avicola”), Pilgrim's Pride, S. de R.L. de C.V. (“PPS”, together with Avicola, the “Borrowers”), certain subsidiaries of the Borrowers (the “Subsidiary Guarantors”), ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (No. 001-09273) filed on October 25, 2011).

10.9
Amendment No. 1 to the Subordinated Loan Agreement dated as of October 26, 2011, between the Company and JBS USA Food Company Holdings, successor by assignment to JBS USA Holdings, LLC, (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 10-Q (No. 001-09273) filed on April 27, 2012).

10.10
Amendment No. 2 to the Subordinated Loan Agreement dated as of December 16, 2011, between the Company and JBS USA Food Company Holdings, successor by assignment to JBS USA Holdings, LLC, (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K/A (No. 001-09273) filed on December 20, 2011).

10.11
First Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of December 13, 2011, by and among the Borrowers, the Subsidiary Guarantors, the several banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K/A (No. 001-09273) filed on December 20, 2011).

10.12
Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2012, by and among Avicola Pilgrim's Pride de Mexico, S.A. de C.V., Pilgrim's Pride, S. de R.L. de C.V., their subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (No. 001-09273) filed on October 26, 2012).

10.13	Pilgrim's Pride Corporation 2012 Long Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (No. 001-09273) filed on September 10, 2012). †

10.14	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (No. 001-09273) filed on September 10, 2012). †

10.15
Third Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of June 25, 2013, by and among Avícola Pilgrim’s Pride de México, S.A. de C.V. and Pilgrim’s Pride, S. de R.L. de C.V., as borrowers, the subsidiaries of the borrowers party thereto, the banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed July 1, 2013).

10.16
Amendment and Restatement to Credit Agreement dated August 7, 2013 among Pilgrim’s Pride Corporation, To-Ricos Distribution, Ltd., CoBank, ABC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed August 12, 2013).

10.17
Amendment No. 1 to Credit Agreement dated May 21, 2014 among Pilgrim's Pride Corporation, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of Pilgrim’s Pride Corporation party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.17 of the Company's Annual Report on Form 10-K (No. 001-09273) filed on February 12, 2015).

10.18
Amendment No. 2 to Credit Agreement dated December 16, 2014 among Pilgrim's Pride Corporation, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of Pilgrim’s Pride Corporation party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto. (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 19, 2014).

10.19
Amendment No. 2 to Credit Agreement dated December 16, 2014 among Pilgrim's Pride Corporation, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of Pilgrim’s Pride Corporation party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto. (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 19, 2014).

10.20
Second Amended and Restated Credit Agreement dated February 11, 2015 among Pilgrim's Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on February 12, 2015).

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 27, 2015, December 28, 2014, December 29, 2013, December 30, 2012 and December 25, 2011.*

21	Subsidiaries of Registrant.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2016.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

	Chairman of the Board	February 10, 2016
Gilberto Tomazoni

/s/ William W. Lovette	President and Chief Executive Officer	February 10, 2016
William W. Lovette	(Principal Executive Officer)

Chief Financial Officer
/s/ Fabio Sandri	(Principal Financial Officer and	February 10, 2016
Fabio Sandri	Principal Accounting Officer)

	Director	February 10, 2016
Joesley Mendonça Batista

/s/ Wesley Mendonça Batista	Director	February 10, 2016
Wesley Mendonça Batista

/s/ David E. Bell	Director	February 10, 2016
David E. Bell

/s/ Michael L. Cooper	Director	February 10, 2016
Michael L. Cooper

/s/ Wallim Cruz de Vasconcellos Junior	Director	February 10, 2016
Wallim Cruz de Vasconcellos Junior

/s/ Charles Macaluso	Director	February 10, 2016
Charles Macaluso

/s/ Andre Nogueira de Souza	Director	February 10, 2016
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

2.3
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO (No. 005-81998) filed on December 5, 2006).

2.4
Stock Purchase Agreement by and between the Company and JBS USA Holding Lux, S.à.r.l., formerly known as JBS USA Holdings, LLC, dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed September 18, 2009).

2.5
Amendment No.1 to the Stock Purchase Agreement by and between the Company and JBS USA Holding Lux, S.à.r.l., formerly known as JBS USA Holdings, LLC, dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A (No. 001-09273) filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3
Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holding Lux, S.à.r.l., formerly known as JBS USA Holdings, LLC, as amended (incorporated by reference from Exhibit 3.3 to the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 29, 2009).

4.5
Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K (No. 001-09273) filed on December 15, 2010).

4.6	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K (No. 001-09273) filed on December 15, 2010).

4.7	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K (No. 001-09273) filed on December 15, 2010).

4.8
Indenture dated as of March 11, 2015 among the Company, Pilgrim's Pride Corporation of West Virginia, Inc. and Wells Fargo Bank, National Association, as Trustee, Form of Senior 5.750% Note due 2025, and Form of Guarantee attached (incorporated by reference from Exhibit 4.1 of the Company's current report of Form 8-K (No 001-09273) filed on March 11, 2015).

10.1	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) dated December 27, 2004). †

10.2
Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed July 30, 2008). †

10.3	Pilgrim’s Pride Corporation Short-Term Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 30, 2009). †

10.4	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 30, 2009). †

10.5
Employment Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on January 18, 2011). †

10.6
Restricted Share Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on January 18, 2011). †

10.7
Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Food Company Holdings, successor by assignment to JBS USA Holdings, LLC, (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K (No. 001-09273) filed on June 24, 2011).

10.8
Amended and Restated MXN$557,415,000 Credit Agreement dated as of October 19, 2011, by and among Avícola Pilgrim's Pride de México, S.A. de C.V. (“Avicola”), Pilgrim's Pride, S. de R.L. de C.V. (“PPS”, together with Avicola, the “Borrowers”), certain subsidiaries of the Borrowers (the “Subsidiary Guarantors”), ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (No. 001-09273) filed on October 25, 2011).

10.9
Amendment No. 1 to the Subordinated Loan Agreement dated as of October 26, 2011, between the Company and JBS USA Food Company Holdings, successor by assignment to JBS USA Holdings, LLC, (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 10-Q (No. 001-09273) filed on April 27, 2012).

10.10
Amendment No. 2 to the Subordinated Loan Agreement dated as of December 16, 2011, between the Company and JBS USA Food Company Holdings, successor by assignment to JBS USA Holdings, LLC, (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K/A (No. 001-09273) filed on December 20, 2011).

10.11
First Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of December 13, 2011, by and among the Borrowers, the Subsidiary Guarantors, the several banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K/A (No. 001-09273) filed on December 20, 2011).

10.12
Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2012, by and among Avicola Pilgrim's Pride de Mexico, S.A. de C.V., Pilgrim's Pride, S. de R.L. de C.V., their subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (No. 001-09273) filed on October 26, 2012).

10.13	Pilgrim's Pride Corporation 2012 Long Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (No. 001-09273) filed on September 10, 2012). †

10.14	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (No. 001-09273) filed on September 10, 2012). †

10.15
Third Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of June 25, 2013, by and among Avícola Pilgrim’s Pride de México, S.A. de C.V. and Pilgrim’s Pride, S. de R.L. de C.V., as borrowers, the subsidiaries of the borrowers party thereto, the banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed July 1, 2013).

10.16
Amendment and Restatement to Credit Agreement dated August 7, 2013 among Pilgrim’s Pride Corporation, To-Ricos Distribution, Ltd., CoBank, ABC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed August 12, 2013).

10.17
Amendment No. 1 to Credit Agreement dated May 21, 2014 among Pilgrim's Pride Corporation, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of Pilgrim’s Pride Corporation party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.17 of the Company's Annual Report on Form 10-K (No. 001-09273) filed on February 12, 2015).

10.18
Amendment No. 2 to Credit Agreement dated December 16, 2014 among Pilgrim's Pride Corporation, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of Pilgrim’s Pride Corporation party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto. (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 19, 2014).

10.19
Amendment No. 2 to Credit Agreement dated December 16, 2014 among Pilgrim's Pride Corporation, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of Pilgrim’s Pride Corporation party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto. (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 19, 2014).

10.20
Second Amended and Restated Credit Agreement dated February 11, 2015 among Pilgrim's Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on February 12, 2015).

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 27, 2015, December 28, 2014, December 29, 2013, December 30, 2012 and December 25, 2011.*

21	Subsidiaries of Registrant.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement