Form 10-Q
period 2016-03-27
PILGRIMS PRIDE CORP
filed 2016-04-28
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of April 27, 2016, was 254,537,287.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 27, 2016	December 27, 2015
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$574,888	$439,638
Trade accounts and other receivables, less allowance for doubtful accounts	347,401	348,994
Account receivable from related parties	6,155	2,668
Inventories	778,528	801,357
Income taxes receivable	24,105	71,410
Prepaid expenses and other current assets	76,210	75,602
Assets held for sale	6,555	6,555
Total current assets	1,813,842	1,746,224
Other long-lived assets	15,982	15,672
Identified intangible assets, net	44,458	47,453
Goodwill	161,578	156,565
Property, plant and equipment, net	1,350,890	1,352,529
Total assets	$3,386,750	$3,318,443

Notes payable to banks	$21,577	$28,726
Accounts payable	471,952	482,954
Account payable to related parties	1,654	7,000
Accrued expenses and other current liabilities	279,249	314,966
Income taxes payable	20,810	13,228
Current deferred tax liabilities	—	—
Current maturities of long-term debt	88	86
Total current liabilities	795,330	846,960
Long-term debt, less current maturities	986,400	985,509
Deferred tax liabilities	132,755	131,882
Other long-term liabilities	101,076	92,282
Total liabilities	2,015,561	2,056,633
Common stock	2,597	2,597
Treasury stock	(101,890)	(99,233)
Additional paid-in capital	1,676,554	1,675,674
Retained earnings (accumulated deficit)	(142,881)	(261,252)
Accumulated other comprehensive loss	(65,785)	(58,930)
Total Pilgrim’s Pride Corporation stockholders’ equity	1,368,595	1,258,856
Noncontrolling interest	2,594	2,954
Total stockholders’ equity	1,371,189	1,261,810
Total liabilities and stockholders’ equity	$3,386,750	$3,318,443
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
	(In thousands, except per share data)
Net sales	$1,962,937	$2,052,919
Cost of sales	1,725,375	1,675,799
Gross profit	237,562	377,120
Selling, general and administrative expense	48,788	49,507
Operating income	188,774	327,613
Interest expense, net of capitalized interest	12,033	4,855
Interest income	(693)	(1,490)
Foreign currency transaction loss (gain)	(235)	8,974
Miscellaneous, net	(2,946)	(413)
Income before income taxes	180,615	315,687
Income tax expense	62,604	111,494
Net income	118,011	204,193
Less: Net loss attributable to noncontrolling interests	(360)	(22)
Net income attributable to Pilgrim’s Pride Corporation	$118,371	$204,215

Weighted average shares of common stock outstanding:
Basic	254,807	259,653
Effect of dilutive common stock equivalents	340	276
Diluted	255,147	259,929

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.46	$0.79
Diluted	$0.46	$0.79
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
	(In thousands)
Net income	$118,011	$204,193
Other comprehensive income (loss):
Gain (loss) associated with available-for-sale securities, net of tax benefit (expense) of $(18) and $12, respectively	30	(19)
Loss associated with pension and other postretirement benefits, net of tax benefit of $4,176 and $1,255, respectively	(6,885)	(2,069)
Total other comprehensive loss, net of tax	(6,855)	(2,088)
Comprehensive income	111,156	202,105
Less: Comprehensive income (loss) attributable to noncontrolling interests	(360)	(22)
Comprehensive income attributable to Pilgrim’s Pride Corporation	$111,516	$202,127
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 27, 2015	259,685	$2,597	(4,862)	$(99,233)	$1,675,674	$(261,252)	$(58,930)	$2,954	$1,261,810
Net income (loss)	—	—	—	—	—	118,371	—	(360)	118,011
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,855)	—	(6,855)
Share-based compensation plans:
Requisite service period recognition	—	—	—	—	880	—	—	—	880
Common stock purchased under share repurchase program	—	—	(113)	(2,657)	—	—	—	—	(2,657)
Balance at March 27, 2016	259,685	$2,597	(4,975)	$(101,890)	$1,676,554	$(142,881)	$(65,785)	$2,594	$1,371,189

Balance at December 28, 2014	259,029	$2,590	—	$—	$1,662,354	$591,492	$(62,541)	$2,906	$2,196,801
Net income (loss)	—	—	—	—	—	204,215	—	(22)	204,193
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,088)	—	(2,088)
Share-based compensation plans:
Common stock issued under compensation plans	671	7			(7)	—	—	—	—
Requisite service period recognition	—	—	—	—	797	—	—	—	797
Tax benefit related to share-based compensation	—	—	—	—	7,834	—	—	—	7,834
Special cash dividend	—	—	—	—	—	(1,498,470)	—	—	(1,498,470)
Balance at March 29, 2015	259,700	$2,597	—	$—	$1,670,978	$(702,763)	$(64,629)	$2,884	$909,067
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$118,011	$204,193
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,391	36,152
Foreign currency transaction loss	—	12,074
Gain on property disposals	(129)	(881)
Share-based compensation	880	797
Deferred income tax benefit	(215)	(2,408)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(1,894)	13,289
Inventories	22,829	(2,313)
Prepaid expenses and other current assets	(608)	9,294
Accounts payable, accrued expenses and other current liabilities	(55,990)	(28,702)
Income taxes	55,261	50,639
Long-term pension and other postretirement obligations	(2,311)	1,617
Other operating assets and liabilities	(362)	2,335
Cash provided by operating activities	177,863	296,086
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(37,074)	(32,591)
Proceeds from property disposals	610	867
Cash used in investing activities	(36,464)	(31,724)
Cash flows from financing activities:
Proceeds from note payable to bank	8,885	—
Payments on note payable to bank	(16,034)	—
Proceeds from revolving line of credit and long-term borrowings	—	1,680,000
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(21)	(533,669)
Proceeds from equity contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	3,691	—
Tax benefit related to share-based compensation	—	7,834
Payment of capitalized loan costs	(13)	(8,862)
Purchase of common stock under share repurchase program	(2,657)	—
Payment of special cash dividends	—	(1,498,470)
Cash used in financing activities	(6,149)	(353,167)
Effect of exchange rate changes on cash and cash equivalents	—	(9,301)
Increase (decrease) in cash and cash equivalents	135,250	(98,106)
Cash and cash equivalents, beginning of period	439,638	576,143
Cash and cash equivalents, end of period	$574,888	$478,037
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 90 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. As of March 27, 2016, Pilgrim’s had approximately 37,900 employees and the capacity to process approximately 37 million birds per five-day work week for a total of approximately 11 billion pounds of live chicken annually. Approximately 4,035 contract growers supply poultry for the Company’s operations. As of March 27, 2016, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 76.7% of the Company’s outstanding common stock.
Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 27, 2016 are not necessarily indicative of the results that may be expected for the year ending December 25, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2015.
Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2016) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year.
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
In February 2016, the FASB issued new accounting guidance on lease arrangements, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The provisions of the new guidance will be effective as of the beginning of our 2019 fiscal year. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.
In March 2016, the FASB issued new accounting guidance on employee share-based payments, which, in an effort to simplify unnecessarily complicated aspects of accounting and reporting for share-based payment transactions, requires an entity to amend accounting and reporting methodology for areas such as the income tax consequences of share-based payments, classification of share-based awards as either equity or liabilities, and classification of share-based payment transactions in the statement of cash flows. The transition approach will vary depending on the area of accounting and reporting methodology to be amended. The provisions of the new guidance will be effective as of the beginning of our 2017 fiscal year. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.

2.	BUSINESS ACQUISITION
On June 29, 2015, the Company acquired, indirectly through certain of its Mexican subsidiaries, 100% of the equity of Provemex Holding LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for cash. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. The acquired business has a production capacity of 2.5 million birds per five-day work week in its three plants and employs more than 4,500 people in its plants, offices and seven distribution centers. The acquisition further strengthens the Company's strategic position in the Mexico chicken market. The Company plans to keep all current labor contracts in place.
The following table summarizes the consideration paid for Tyson Mexico (in thousands):

Negotiated sales price	$400,000
Working capital adjustment	(20,933)
Final purchase price	$379,067

Transaction costs incurred in conjunction with the purchase were approximately $2.2 million. These costs were expensed as incurred.
The results of operations of the acquired business since June 29, 2015 are included in the Company’s Condensed Consolidated Statements of Operations. Net sales generated by the acquired business during the thirteen weeks ended March 27, 2016 totaled $102.9 million. The acquired business incurred a net loss during the thirteen weeks ended March 27, 2016 totaling $0.2 million.
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
The preliminary fair values recorded for the assets acquired and liabilities assumed for Tyson Mexico are as follows (in thousands):

Cash and cash equivalents	$5,535
Trade accounts and other receivables	24,173
Inventories	68,130
Prepaid expenses and other current assets	7,661
Property, plant and equipment	157,752
Identifiable intangible assets	26,411
Other long-lived assets	199
Total assets acquired	289,861
Accounts payable	21,550
Other current liabilities	8,707
Long-term deferred tax liabilities	36,960
Other long-term liabilities	5,155
Total liabilities assumed	72,372
Total identifiable net assets	217,489
Goodwill	161,578
Total net assets	$379,067
The Company evaluated and continues to evaluate pre-acquisition contingencies relating to Tyson Mexico that existed as of the acquisition date. Based on the evaluation to date, the Company has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company preliminarily recorded its best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired for Tyson Mexico. The Company continues to gather information relating to all pre-acquisition contingencies that it has assumed from Tyson Mexico. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period any adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.
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

•
Customer relationships. The Company valued Tyson Mexico’s customer relationships using the income approach, specifically the multi-period excess earnings model. Under this model, the fair value of the customer relationships asset is determined by estimating the net cash inflows from the relationships discounted to present value. In estimating the fair value of the customer relationships, net sales related to our existing customers were estimated to grow at a rate of 4.0% annually, but we also anticipate losing existing customers at an attrition rate of 15.0%. Income taxes were estimated at 30.0% of pre-tax income, a tax amortization benefit was estimated considering a rate of 15.8% and net cash flows attributable to our existing customers were discounted using a rate of 13.1%. Customer relationships were valued at $16.7 million under this approach.

The Company recognized the following change in goodwill related to this acquisition during the thirteen weeks ended March 27, 2016 (in thousands):

Goodwill, beginning of period	$156,565
Deferred tax impact related to customer relationship intangible assets	5,013
Goodwill, end of period	$161,578
The following unaudited pro forma information presents the combined financial results for the Company and Tyson Mexico as if the acquisition had been completed at the beginning of the Company’s prior year, December 29, 2014.

Thirteen Weeks Ended March 29, 2015
(In thousands, except per share amount)
Net sales	$2,208,219
Net income attributable to Pilgrim's Pride Corporation	211,510
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	0.81
The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company’s results of operations would have been had it completed the acquisition on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods. Pro forma adjustments exclude cost savings from any synergies resulting from the acquisition.

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
As of March 27, 2016 and December 27, 2015, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments.
The following items were measured at fair value on a recurring basis:

	March 27, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$1,956	$—	$—	$1,956
Fair value liabilities:
Commodity futures instruments	(4,809)	—	—	(4,809)
Commodity options instruments	(57)	—	—	(57)

	December 27, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$59	$—	$—	$59
Commodity options instruments	1,618	—	—	1,618
Fair value liabilities:
Commodity futures instruments	(5,436)	—	—	(5,436)
See “Note 7. Derivative Financial Instruments” for additional information.
Fair value and carrying value for our fixed-rate debt obligation is as follows:

	March 27, 2016		December 27, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	(500,000)	(510,000)	(500,000)	(488,750)
See “Note 10. Long-Term Debt and Other Borrowing Arrangements” for additional information.
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
In addition to the fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require periodic disclosures regarding the fair value of all of the Company’s financial instruments. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods or significant assumptions from prior periods are also required to be disclosed.

Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s fixed-rate debt obligation was based on the quoted market price at March 27, 2016 or December 27, 2015, as applicable.
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

4.	TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	March 27, 2016	December 27, 2015
	(In thousands)
Trade accounts receivable	$333,925	$342,466
Notes receivable - current	788	850
Other receivables	17,979	10,578
Receivables, gross	352,692	353,894
Allowance for doubtful accounts	(5,291)	(4,900)
Receivables, net	$347,401	$348,994

Account receivable from related parties(a)	$6,155	$2,668
(a)    Additional information regarding accounts receivable from related parties is included in “Note 15. Related Party Transactions.”

5.	INVENTORIES
Inventories consisted of the following:

	March 27, 2016	December 27, 2015
	(In thousands)
Live chicken and hens	$370,161	$365,062
Feed, eggs and other	217,571	215,859
Finished chicken products	181,983	191,988
Total chicken inventories	769,715	772,909
Commercial feed and other	8,813	28,448
Total inventories	$778,528	$801,357

6.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.

The following table summarizes our investments in available-for-sale securities:

	March 27, 2016		December 27, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$438,246	$438,246	$290,795	$290,795
Other	58	58	54,831	54,831
All of the securities classified as cash and cash equivalents above mature within 90 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains generated during the thirteen weeks ended March 27, 2016 and March 29, 2015 related to the Company’s available-for-sale securities totaled approximately $0.4 million and $0.1 million, respectively. Gross realized losses incurred during the thirteen weeks ended March 27, 2016 and March 29, 2015 related to the Company’s available-for-sale securities totaled approximately $16,700 and $8,300, respectively. Proceeds received from the sale or maturity of available-for-sale securities are historically disclosed in the Condensed Consolidated Statements of Cash Flows. No proceeds were received from the sale or maturity of available-for-sale securities during the thirteen weeks ended March 27, 2016 and March 29, 2015. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the thirteen weeks ended March 27, 2016 and March 29, 2015 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the thirteen weeks ended March 27, 2016 and March 29, 2015 are disclosed in “Note 13. Stockholders’ Equity.”

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
We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized net gains of $4.1 million and net gains of $23.4 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	March 27, 2016	December 27, 2015
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$1,956	$1,677
Commodity derivative liabilities	(4,866)	(5,436)
Cash collateral posted with brokers	7,631	9,381
Derivatives coverage(a):
Corn	3.5%	7.0%
Soybean meal	(15.4)%	4.1%
Period through which stated percent of needs are covered:
Corn	March 2017	March 2017
Soybean meal	September 2016	July 2016

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

8.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	March 27, 2016	December 27, 2015
	(In thousands)
Land	$105,961	$105,165
Buildings	1,155,520	1,131,379
Machinery and equipment	1,707,421	1,657,573
Autos and trucks	53,206	53,408
Construction-in-progress	111,236	152,619
PP&E, gross	3,133,344	3,100,144
Accumulated depreciation	(1,782,454)	(1,747,615)
PP&E, net	$1,350,890	$1,352,529
The Company recognized depreciation expense of $38.5 million and $34.0 million during the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.
During the thirteen weeks ended March 27, 2016, we spent $37.1 million on capital projects and transferred $77.3 million of completed projects from construction-in-progress to depreciable assets. During the thirteen weeks ended March 29, 2015, we spent $32.6 million on capital projects and transferred $45.2 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the thirteen weeks ended March 27, 2016 to improve efficiencies and reduce costs.
During the thirteen weeks ended March 27, 2016, the Company sold certain PP&E for cash of $0.6 million and recognized net gains on these sales of $0.1 million. PP&E sold in the period included an office building in Texas and miscellaneous equipment. During the thirteen weeks ended March 29, 2015, the Company sold miscellaneous equipment for cash of $0.9 million and recognized a net gain of $0.9 million.
 Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing complex in Texas, a processing plant in Louisiana and other miscellaneous assets, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At both March 27, 2016 and December 27, 2015, the Company reported properties and related assets totaling $6.6 million and $6.6 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The Company tested the recoverability of its assets held for sale and determined that the aggregate carrying amounts of the Texas processing complex asset group and the Louisiana processing plant asset group were recoverable over the remaining life of the respective primary asset in each asset group.
The Company has closed or idled various processing complexes, processing plants, hatcheries, broiler farms, and feed mills throughout the U.S. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At March 27, 2016, the carrying amount of these idled assets was $68.2 million based on depreciable value of $198.0 million and accumulated depreciation of $129.8 million.
The Company last tested the recoverability of its long-lived assets held and used in December 2015. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the thirteen weeks ended March 27, 2016 that required the Company to test its long-lived assets held and used for recoverability.

9.	CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	March 27, 2016	December 27, 2015
	(In thousands)
Accounts payable:
Trade accounts	$409,550	$436,188
Book overdrafts	58,644	44,145
Other payables	3,758	2,621
Total accounts payable	471,952	482,954
Accounts payable to related parties(a)	1,654	7,000
Accrued expenses and other current liabilities:
Compensation and benefits	79,411	112,583
Interest and debt-related fees	1,741	8,928
Insurance and self-insured claims	100,072	93,336
Derivative liabilities:
Futures	4,809	5,436
Options	57	—
Other accrued expenses	93,159	94,683
Total accrued expenses and other current liabilities	279,249	314,966
	$752,855	$804,920
(a)    Additional information regarding accounts payable from related parties is included in “Note 15. Related Party Transactions.”

10.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	March 27, 2016	December 27, 2015
		(In thousands)
Long-term debt and other long-term borrowing arrangements:
Senior notes payable at 5.75%	2025	$500,000	$500,000
U.S. Credit Facility (defined below):
Term note payable at 1.69%	2020	500,000	500,000
Revolving note payable	2020	—	—
Capital lease obligations	Various	441	462
Long-term debt		1,000,441	1,000,462
Less: Current maturities of long-term debt		(88)	(86)
Long-term debt, less current maturities		1,000,353	1,000,376
Less: Capitalized financing costs		(13,953)	(14,867)
Long-term debt, less current maturities, net of capitalized financing costs:		$986,400	$985,509

Current notes payable to banks
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 0.90%	2016	$21,577	$28,726

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
The Senior Notes are governed by, and were issued pursuant to, an indenture dated as of March 11, 2015 by and among the Company, its guarantor subsidiary and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The Indenture provides, among other things, that the Senior Notes bear interest at a rate of 5.75% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on September 15, 2015. The Senior Notes are guaranteed on a senior unsecured basis by the Company’s guarantor subsidiary. In addition, any of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes. The Senior Notes and related guarantees are unsecured senior obligations of the Company and its guarantor subsidiary and rank equally with all of the Company’s and its guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes and the Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes when due, among others.
U.S. Credit Facility
On February 11, 2015, the Company and its subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., entered into a Second Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch (“Rabobank”), as administrative agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $700.0 million and a term loan commitment of up to $1.0 billion (the “Term Loans”). The U.S. Credit Facility also includes an accordion feature that allows the Company, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. No installments of principal are required to be made prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The Company had Term Loans outstanding totaling $500.0 million as of March 27, 2016.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through March 27, 2016 and, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through March 27, 2016 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by the Company under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. As of March 27, 2016, the applicable borrowing base was $693.7 million and the amount available for borrowing under the revolving loan commitment was $676.0 million. The Company had letters of credit of $17.7 million and no outstanding borrowings under the revolving loan commitment as of March 27, 2016.
The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect the Company’s ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS and the Company’s other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. The U.S. Credit Facility requires the Company to comply with a minimum level of tangible net worth covenant. The U.S. Credit Facility also provides that we may not incur capital expenditures in excess of $500.0 million in any fiscal year. The Company is currently in compliance with the covenants under the U.S. Credit Facility.

All obligations under the U.S. Credit Facility will continue to be unconditionally guaranteed by certain of the Company’s subsidiaries and will continue to be secured by a first priority lien on (i) the accounts receivable and inventory of our company and its non-Mexico subsidiaries, (ii) 100% of the equity interests in our domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in our direct foreign subsidiaries and (iii) substantially all of the assets of the Company and the guarantors under the U.S. Credit Facility.
Mexico Credit Facility
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.90%. The Mexico Credit Facility will mature on July 23, 2017. As of March 27, 2016, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $85.5 million, and there were $21.6 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 4.99%. As of March 27, 2016, the U.S. dollar-equivalent borrowing availability was $63.9 million.

11.	INCOME TAXES
The Company recorded income tax expense of $62.6 million, a 34.7% effective tax rate, for the thirteen weeks ended March 27, 2016 compared to income tax expense of $111.5 million, a 35.3% effective tax rate, for the thirteen weeks ended March 29, 2015. The decrease in income tax expense in 2016 resulted primarily from a decrease in pre-tax income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 27, 2016, the Company did not believe it had sufficient positive evidence to conclude that realization of its federal capital loss carry forwards and a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the thirteen weeks ended March 27, 2016 and March 29, 2015, there is tax effect of $4.2 million and $1.3 million, respectively, reflected in other comprehensive income.
For the thirteen weeks ended March 27, 2016, there is no tax effect reflected in additional paid-in-capital due to excess tax benefits related to compensation. For the thirteen weeks ended March 29, 2015, there is a tax effect of $7.8 million reflected in additional paid-in-capital due to excess tax benefits related to compensation on dividend equivalent rights and vested stock awards.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by taxing authorities for years prior to 2010 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2009.
The United States Fifth Circuit Court of Appeals (the “Fifth Circuit”) rendered judgment in favor of the Company regarding the IRS’ amended proof of claim relating to the tax year ended June 26, 2004 for Gold Kist Inc. (“Gold Kist”). See “Note 16. Commitments and Contingencies” for additional information.

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans totaled $1.6 million and $4.5 million in the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for these defined benefit plans were as follows:

	Thirteen Weeks Ended March 27, 2016		Thirteen Weeks Ended March 29, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$165,952	$1,672	$190,401	$1,657
Interest cost	1,396	12	1,938	17
Actuarial losses	4,417	51	6,915	38
Benefits paid	(2,365)	(35)	(1,479)	(32)
Curtailments and settlements	—	—	(11,945)	—
Projected benefit obligation, end of period	$169,400	$1,700	$185,830	$1,680

	Thirteen Weeks Ended March 27, 2016		Thirteen Weeks Ended March 29, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$96,947	$—	$113,552	$—
Actual return on plan assets	(5,446)	—	2,061	—
Contributions by employer	2,541	35	1,881	32
Benefits paid	(2,365)	(35)	(1,479)	(32)
Curtailments and settlements	—	—	(11,945)	—
Fair value of plan assets, end of period	$91,677	$—	$104,070	$—

	March 27, 2016		December 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(77,723)	$(1,700)	$(69,005)	$(1,672)

	March 27, 2016		December 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(10,774)	$(139)	$(10,779)	$(138)
Long-term liability	(66,949)	(1,561)	(58,226)	(1,534)
Recognized liability	$(77,723)	$(1,700)	$(69,005)	$(1,672)

	March 27, 2016		December 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss (gain)	$49,126	$(28)	$38,115	$(79)
The accumulated benefit obligation for our defined benefit pension plans was $169.4 million and $166.0 million at March 27, 2016 and December 27, 2015, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at March 27, 2016 and December 27, 2015, respectively.

Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended March 27, 2016		Thirteen Weeks Ended March 29, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,396	$12	$1,938	$17
Estimated return on plan assets	(1,314)	—	(1,671)	—
Settlement loss	—	—	3,062	—
Amortization of net loss	165	—	179	—
Net costs	$247	$12	$3,508	$17
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	March 27, 2016		December 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	4.18%	3.55%	4.47%	4.47%

	Thirteen Weeks Ended March 27, 2016		Thirteen Weeks Ended March 29, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	4.47%	4.47%	4.22%	4.22%
Expected return on plan assets	5.50%	NA	6.00%	NA
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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	March 27, 2016	December 27, 2015
Cash and cash equivalents	—%	—%
Pooled separate accounts(a):
Equity securities	7%	7%
Fixed income securities	7%	7%
Common collective trust funds(a):
Equity securities	57%	57%
Fixed income securities	29%	29%
Total assets	100%	100%

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

Absent regulatory or statutory limitations, the target asset allocation for the investment of pension assets in the pooled separate accounts is 50% in each of fixed income securities and equity securities and the target asset allocation for the investment of pension assets in the common collective trust funds is 30% in fixed income securities and 70% in equity securities. The plans only invest in fixed income and equity instruments for which there is a readily available public market. We develop our expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which our plans invest.
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of March 27, 2016 and December 27, 2015:

	March 27, 2016				December 27, 2015
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$126	$—	$—	$126	$147	$—	$—	$147
Pooled separate accounts:
Large U.S. equity funds(d)	—	3,692	—	3,692	—	3,816	—	3,816
Small/Mid U.S. equity funds(e)	—	937	—	937	—	969	—	969
International equity funds(f)	—	1,498	—	1,498	—	1,606	—	1,606
Fixed income funds(g)	—	6,149	—	6,149	—	6,337	—	6,337
Common collective trusts funds:
Large U.S. equity funds(d)	—	21,657	—	21,657	—	22,069	—	22,069
Small U.S. equity funds(e)	—	15,392	—	15,392	—	16,843	—	16,843
International equity funds(f)	—	15,415	—	15,415	—	16,629	—	16,629
Fixed income funds(g)	—	26,811	—	26,811	—	28,531	—	28,531
Total assets	$126	$91,551	$—	$91,677	$147	$96,800	$—	$96,947

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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

Benefit Payments
The following table reflects the benefits as of March 27, 2016 expected to be paid through 2025 from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2016 (remaining)	$10,653	$104
2017	11,660	139
2018	11,406	140
2019	11,063	139
2020	11,075	138
2021-2025	49,795	643
Total	$105,652	$1,303
We anticipate contributing $9.4 million and $0.1 million, as required by funding regulations or laws, to our pension plans and other postretirement plans, respectively, during the remainder of 2016.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Thirteen Weeks Ended March 27, 2016		Thirteen Weeks Ended March 29, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$38,115	$(79)	$43,907	$(127)
Amortization	(165)	—	(179)	—
Curtailment and settlement adjustments	—	—	(3,062)	—
Actuarial loss	4,417	51	6,914	39
Asset loss (gain)	6,759	—	(389)	—
Net actuarial loss (gain), end of period	$49,126	$(28)	$47,191	$(88)
The Company expects to recognize in net pension cost throughout the remainder of 2016 an actuarial loss of $0.5 million that was recorded in accumulated other comprehensive loss at March 27, 2016.
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

13.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Thirteen Weeks Ended March 27, 2016(a)			Thirteen Weeks Ended March 29, 2015(a)
	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(58,997)	$67	$(58,930)	$(62,572)	$31	$(62,541)
Other comprehensive income (loss) before reclassifications	(6,988)	171	(6,817)	(2,180)	32	(2,148)
Amounts reclassified from accumulated other comprehensive loss to net income	103	(141)	(38)	111	(51)	60
Net current period other comprehensive income (loss)	(6,885)	30	(6,855)	(2,069)	(19)	(2,088)
Balance, end of period	$(65,882)	$97	$(65,785)	$(64,641)	$12	$(64,629)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Thirteen Weeks Ended March 27, 2016	Thirteen Weeks Ended March 29, 2015	Affected Line Item in the Condensed Consolidated Statements of Operations
	(In thousands)
Realized gain on sale of securities	$226	$82	Interest income
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(5)	(6)	Cost of sales
Legacy Gold Kist plans(c)(d)	(50)	—	Cost of sales
Legacy Gold Kist plans(c)(d)	(110)	(173)	Selling, general and administrative expense
Total before tax	61	(97)
Tax benefit (expense)	(23)	37
Total reclassification for the period	$38	$(60)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Pilgrim’s Pride Retirement Plan for Union Employees, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

Share Repurchase Program and Treasury Stock
On July 28, 2015, the Company’s Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of March 27, 2016, the Company had repurchased approximately 5.0 million shares under this program with a market value of approximately $101.9 million. The Company accounted for the shares repurchased using the cost method.
Special Cash Dividends
On April 27, 2016, the Company announced that its Board of Directors had approved the declaration of a special cash dividend of $2.75 per share. The total amount of the special cash dividend payment will be approximately $700.0 million based on the current number of shares outstanding. The special cash dividend is payable on May 18, 2016, to stockholders of record on May 10, 2016. The Company intends to use proceeds from the U.S. Credit Facility, along with cash on hand, to fund the special cash dividend.

    The following unaudited pro forma information presents the Company’s financial position giving effect to the special cash dividend and the borrowing necessary to fund the special cash dividend as if they occurred on March 27, 2016.

	March 27, 2016	Special Cash Dividend		March 27, 2016
		(In thousands)
Cash and cash equivalents	$574,888	$145,112	(a)	$20,000
		(700,000)	(b)
Other current assets	1,238,954	—		1,238,954
Total current assets	1,813,842	(554,888)		1,258,954
Other assets	1,572,908	—		1,572,908
Total assets	$3,386,750	$(554,888)		$2,831,862

Long-term debt, less current maturities	$986,400	$145,112		$1,131,512
Other liabilities	1,029,161	—		1,029,161
Total stockholders' equity	1,371,189	(700,000)		671,189
Total liabilities and stockholders' equity	$3,386,750	$(554,888)		$2,831,862
(a)    To reflect cash from borrowing of long-term debt used to pay the special cash dividend to stockholders.
(b)    To reflect the payment of the special cash divided to stockholders.
The above unaudited pro forma information is based on available information and various estimates and assumptions. Management of the Company believes that these estimates and assumptions provide a reasonable basis for presenting the unaudited pro forma information. The unaudited pro forma information is presented for informational purposes only and does not purport to be indicative of the financial position that would actually have resulted if the special cash dividend had been completed as of such date or that may result in the future.
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
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $2.8 million in costs related to the STIP at March 27, 2016 related to cash bonus awards that could potentially be awarded during the remainder of 2016 and 2017.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At March 27, 2016, we have reserved approximately 5.3 million shares of common stock for future issuance under the LTIP.
The following awards were outstanding during the thirteen weeks ended March 27, 2016:

Award Type	Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award(a)	Vesting Condition	Vesting Date	Estimated Forfeiture Rate	Awards Forfeited to Date	Settlement Method
RSU	LTIP	462,518	02/19/2014	16.70	Service	12/31/2016	13.49%	73,761	Stock
RSU	LTIP	269,662	03/03/2014	17.18	Performance / Service	12/31/2017	12.34%	32,898	Stock
RSU	LTIP	158,226	02/26/2015	27.51	Performance / Service	12/31/2018	(b)	158,226	Stock

(a)	The fair value of each RSA and RSU granted or vested represents the closing price of the Company's common stock on the respective grant date or vesting date.

(b)	Performance conditions associated with these awards were not satisfied. Therefore, 100% of the awards were forfeited.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
	(In thousands)
Share-based compensation cost:
Cost of sales	$99	$113
Selling, general and administrative expense	781	684
Total	$880	$797

Income tax benefit	$257	$243
The Company’s RSA and RSU activity is included below:

	Thirteen Weeks Ended March 27, 2016		Thirteen Weeks Ended March 29, 2015
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of period	—	$—	30	$8.72
Vested	—	—	(15)	8.72
Forfeited	—	—	—	—
Outstanding at end of period	—	$—	15	$8.72

RSUs:
Outstanding at beginning of period	774	$18.78	1,120	$11.97
Granted	—	—	428	21.00
Vested	—	—	(671)	8.81
Forfeited	(148)	26.82	—	—
Outstanding at end of period	626	$16.88	877	$18.80
The total fair value of awards vested during the thirteen weeks ended March 29, 2015 was $22.4 million. No awards vested during the thirteen weeks ended March 27, 2016.

At March 27, 2016, the total unrecognized compensation cost related to all nonvested awards was $5.0 million. That cost is expected to be recognized over a weighted average period of 1.32 years.
Historically, we have issued new shares to satisfy award conversions.

15.	RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
	(In thousands)
JBS USA Food Company Holdings:
Letter of credit fees(a)	$202	$317
JBS USA Food Company:
Purchases from JBS USA Food Company(b)	20,511	27,580
Expenditures paid by JBS USA Food Company on behalf of Pilgrim’s Pride Corporation(c)	7,604	8,580
Sales to JBS USA Food Company(b)	3,302	6,868
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA Food Company(c)	6,963	1,715
JBS Chile Ltda.:
Sales to JBS Chile Ltda.	205	165
JBS Global (UK) Ltd.:
Sales to JBS Global (UK) Ltd.	122	—

(a)
JBS USA Food Company Holdings (“JBS USA Holdings”) arranged for letters of credit to be issued on its account in the aggregate amount of $56.5 million to an insurance company on behalf of the Company in order to allow that insurance company to return cash it held as collateral against potential workers’ compensation, auto liability and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA Holdings for the letter of credit fees the Company would otherwise incur under its U.S Credit Facility. The letter of credit arrangements for $40.0 million and $16.5 million were terminated on March 7, 2016 and April 1, 2016, respectively. For the thirteen weeks ended March 27, 2016, the Company reimbursed JBS USA Holdings $0.1 million for letter of credit fees.

(b)
We routinely execute transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of March 27, 2016 and December 27, 2015, the outstanding payable to JBS USA was $1.7 million and $7.0 million, respectively. As of March 27, 2016 and December 27, 2015, the outstanding receivable from JBS USA was $5.9 million and $2.6 million, respectively. As of March 27, 2016, approximately $1.6 million of goods from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.

(c)
The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. This agreement expires on December 31, 2016.

The Company entered into a tax sharing agreement during 2014 with JBS USA Holdings effective for tax years starting in 2010. The net tax receivable of $3.7 million for tax year 2015 was accrued in 2015 and paid in January 2016. The net tax receivable of $3.8 million for tax years 2010 through 2014 was accrued in 2014 and paid in January 2015.
On June 25, 2015, the Company signed an intercompany revolving note to its indirect wholly-owned subsidiary, Pilgrim’s Pride S. de R.L. de C.V., in a principal amount of $100.0 million. The note bears interest based on three-month LIBOR plus a margin of 2.5% and has a maturity date of June 24, 2020.  The proceeds of the note were used to fund a portion of the purchase price of the acquisition of Tyson Mexico (as defined in “Note 2. Business Acquisition”). Interest is payable quarterly and principal is due upon maturity. The outstanding note balance eliminates upon consolidation. As of March 27, 2016, outstanding borrowings totaled $64.5 million.

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
In connection with the remaining $45.4 million claimed by the IRS, we filed a petition in the U.S. Tax Court (“Tax Court”) on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding related to an ordinary loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 was capital in nature. On April 14, 2014, the Company appealed the Tax Court’s findings of fact and conclusions of law to the Fifth Circuit. On February 25, 2015, the Fifth Circuit issued its opinion, which reversed the Tax Court’s judgment and rendered judgment in favor of the Company. The IRS did not appeal the Fifth Circuit’s decision, which has become final, and no additional tax should be due in connection with this matter.
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
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. As of March 27, 2016, we had approximately 37,900 employees and the capacity to process more than 37 million birds per five-day work week for a total of more than 11 billion pounds of live chicken annually. Approximately 4,035 contract growers supply poultry for our operations. As of March 27, 2016, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 76.7% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2016) in this report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $118.4 million, or $0.46 per diluted common share, for the thirteen weeks ended March 27, 2016. These operating results included gross profit of $237.6 million. During the thirteen weeks ended March 27, 2016, we generated $177.9 million of cash from operations.
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

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2016:
First Quarter	$3.73	$3.52	$275.30	$257.20
2015:
Fourth Quarter	3.98	3.58	320.70	269.00
Third Quarter	4.34	3.48	374.80	302.40
Second Quarter	4.10	3.53	326.40	286.50
First Quarter	4.13	3.70	377.40	317.50
2014:
Fourth Quarter	4.14	3.21	411.60	304.60
Third Quarter	4.24	3.23	464.20	307.20
Second Quarter	5.16	4.39	506.00	448.40
First Quarter	4.92	4.12	470.50	416.50
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity’s price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended March 27, 2016 and March 29, 2015, we recognized net gains totaling $4.1 million and $23.4 million, respectively, related to changes in the fair values of our derivative financial instruments.
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
Commodities such as corn, soybean meal, sorghum, wheat and soybean oil are actively traded through various exchanges with future market prices quoted on a daily basis. These quoted market prices, although a good indicator of the commodity’s base price, do not represent the final price for which we can purchase these commodities. There are several components in addition to the quoted market price, such as freight, storage and seller premiums, that are included in the final price that we pay for grain. Although changes in quoted market prices may be a good indicator of the commodity’s base price, the components mentioned above may have a significant impact on the total change in grain costs recognized from period to period.
Market prices for chicken products are currently at levels sufficient to offset the costs of feed ingredients. However, there can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment.
Recent Developments
Tyson Mexico Acquisition. On June 29, 2015, we acquired, indirectly through certain of our Mexican subsidiaries, 100% of the equity of Provemex Holding LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for cash. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. The acquired business has a production capacity of 2.5 million birds per five-day work week in its three plants and employs more than 4,500 people in its plants, offices and seven distribution centers. The acquisition further strengthens our strategic position in the Mexico chicken market. We plan to keep all current labor contracts in place. The results of operations of the acquired business since June 29, 2015 are included in our Consolidated Statements of Operations. Net sales generated by the acquired business during the thirteen weeks ended March 27, 2016 totaled $102.9 million. The acquired business incurred a net loss during the thirteen weeks ended March 27, 2016 totaling $0.2 million.

Special Cash Dividend. On April 27, 2016, the Company announced that its Board of Directors had approved the declaration of a special cash dividend of $2.75 per share. The total amount of the special cash dividend payment will be approximately $700.0 million based on the current number of shares outstanding. The special cash dividend is payable on May 18, 2016, to stockholders of record on May 10, 2016. The Company intends to use proceeds from the U.S. Credit Facility, along with cash on hand, to fund the special cash dividend. For additional information, see “Note 13. Stockholders' Equity - Special Cash Dividends” of our Condensed Consolidated Financial Statements included in this quarterly report.
Product Recall. On April 26, 2016, we ordered a recall of approximately 4.6 million pounds of cooked chicken products after consumers and federal meat inspectors found contamination by certain foreign materials including wood, plastic, rubber and metal. The recall is an expansion of a recall of almost 41,000 pounds of cooked chicken nugget products announced on April 7, 2016. At this time, there have been no confirmed reports of adverse reactions from the consumption of the recalled products. At this time, we are still assessing the full impact of this recall and we have not included any of these expenses in our 2016 results. We currently do not expect that the recall and its direct effects will have a material impact on our financial position or results of operations.
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
Results of Operations
Thirteen Weeks Ended March 27, 2016 Compared to Thirteen Weeks Ended March 29, 2015
Net sales. Net sales generated in the thirteen weeks ended March 27, 2016 decreased $90.0 million, or 4.4%, from net sales generated in the thirteen weeks ended March 29, 2015. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended March 27, 2016	Change from Thirteen Weeks Ended March 29, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$1,670,281	$(172,477)	(9.4)%	(a)
Mexico	292,656	82,495	39.3%	(b)
Total net sales	$1,962,937	$(89,982)	(4.4)%

(a)
U.S. net sales generated in the thirteen weeks ended March 27, 2016 decreased $172.5 million, or 9.4%, from U.S. net sales generated in the thirteen weeks ended March 29, 2015 primarily because of decreased net sales per pound. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced fresh chicken products when compared to the same period in the prior year, contributed $103.6 million, or 5.6 percentage points, to the net sales decrease. Decreases in sales volume contributed to the net decrease by $68.9 million, or 3.7 percentage points. Included in U.S. net sales generated during the thirteen weeks ended March 27, 2016 and March 29, 2015 were net sales to JBS USA Food Company totaling $3.3 million and $6.9 million, respectively.

(b)
Mexico net sales generated in the thirteen weeks ended March 27, 2016 increased $82.5 million, or 39.3%, from Mexico net sales generated in the thirteen weeks ended March 29, 2015 primarily because of net sales generated by the recently acquired Tyson Mexico operations and an increase in sales volume experienced by our existing operations. The impact of the acquired business contributed $102.9 million, or 49.0 percentage points, to the increase in net sales. The sales volume increase experienced by our existing operations contributed $15.5 million, or 7.4 percentage points, to the increase in net sales. The increase in net sales per pound experienced by our existing operations contributed $3.8 million, or 1.8 percentage points, to the increase in net sales. The impact of of the acquired business and increases in sales volume and net sales per pound experienced by our existing operations were partially offset by the impact of foreign currency translation on our existing operations. The impact of foreign currency translation on our existing operations offset the increases to net sales experienced by our existing operations by $38.8 million, or 18.5 percentage points.

Gross profit . Gross profit decreased by $139.6 million, or 37.0%, from $377.1 million generated in the thirteen weeks ended March 29, 2015 to $237.6 million generated in the thirteen weeks ended March 27, 2016. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended March 27, 2016	Change from Thirteen Weeks Ended March 29, 2015		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	March 27, 2016	March 29, 2015
	In thousands, except percent data
Net sales	$1,962,937	$(89,982)	(4.4)%	100.0%	100.0%
Cost of sales	1,725,375	49,576	3.0%	87.9%	81.6%	(a)(b)
Gross profit	$237,562	$(139,558)	(37.0)%	12.1%	18.4%

Sources of gross profit	Thirteen Weeks Ended March 27, 2016	Change from Thirteen Weeks Ended March 29, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$216,326	$(122,225)	(36.1)%	(a)
Mexico	21,212	(17,333)	(45.0)%	(b)
Elimination	24	—	—%
Total gross profit	$237,562	$(139,558)	(37.0)%

Sources of cost of sales	Thirteen Weeks Ended March 27, 2016	Change from Thirteen Weeks Ended March 29, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$1,453,955	$(50,252)	(3.3)%	(a)
Mexico	271,444	99,828	58.2%	(b)
Elimination	(24)	—	—%
Total cost of sales	$1,725,375	$49,576	3.0%

(a)
Cost of sales incurred by the U.S. operations during the thirteen weeks ended March 27, 2016 decreased $50.3 million, or 3.3%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended March 29, 2015. Cost of sales decreased primarily because of a $59.9 million decrease in feed ingredients costs, a $5.2 million decrease in freight and storage costs, a $3.2 million decrease in co-pack labor and meat costs and a $3.1 million decrease in utilities costs. These decreases in cost of sales components were partially offset by derivative gains of $4.1 million recognized in the thirteen weeks ended March 27, 2016 as compared to derivative gains of $23.4 million recognized in the thirteen weeks ended March 29, 2015, a $6.2 million increase in contract labor costs, a $4.6 million increase in supplies and equipment costs, and a $2.5 million increase in repairs and maintenance costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the thirteen weeks ended March 27, 2016 increased $99.8 million, or 58.2%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended March 29, 2015. Cost of sales increased primarily because of costs incurred by the acquired Tyson Mexico operations partially offset by the impact of foreign currency translation on our existing operations. Cost of sales incurred by the acquired Tyson Mexico operations contributed $97.9 million, or 57.3 percentage points, to the increase in Mexico cost of sales. The impact of foreign currency translation on our existing operations contributed $34.5 million, or 20.1 percentage points to the decrease in cost of sales of our existing operations. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income decreased by $138.8 million, or 42.4%, from $327.6 million generated in the thirteen weeks ended March 29, 2015 to $188.8 million generated in the thirteen weeks ended March 27, 2016. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Thirteen Weeks Ended March 27, 2016	Change from Thirteen Weeks Ended March 29, 2015		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	March 27, 2016	March 29, 2015
	(In thousands, except percent data)
Gross profit	$237,562	$(139,558)	(37.0)%	12.1%	18.4%
SG&A expense	48,788	(719)	(1.5)%	2.5%	2.4%	(a)(b)
Operating income	$188,774	$(138,839)	(42.4)%	9.6%	16.0%

Sources of operating income	Thirteen Weeks Ended March 27, 2016	Change from Thirteen Weeks Ended March 29, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$174,590	$(119,063)	(40.5)%
Mexico	14,160	(19,776)	(58.3)%
Elimination	24	—	—%
Total operating income	$188,774	$(138,839)	(42.4)%

Sources of SG&A expense	Thirteen Weeks Ended March 27, 2016	Change from Thirteen Weeks Ended March 29, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$41,736	$(3,162)	(7.0)%	(a)
Mexico	7,052	2,443	53.0%	(b)
Total SG&A expense	$48,788	$(719)	(1.5)%

(a)
SG&A expense incurred by the U.S. operations during the thirteen weeks ended March 27, 2016 decreased $3.2 million, or 7.0%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended March 29, 2015 primarily because of a $1.0 million decrease in wages and benefits and a $0.5 million decrease in outside services costs. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the thirteen weeks ended March 27, 2016 increased $2.4 million, or 53.0%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended March 29, 2015 primarily because of expenses incurred by the acquired Tyson Mexico operations, partially offset by a decrease in SG&A expense incurred by our existing operations. Expenses incurred by the acquired Tyson Mexico business contributed $2.5 million, or 54.7 percentage points, to the overall increase in SG&A expenses. A decrease in expenses incurred by our existing operations offset the overall increase in SG&A expenses by $0.5 million, or 11.1 percentage points. SG&A expense incurred by our existing operations decreased primarily because of a $0.3 million decrease in legal services expense and a $0.2 million decrease in contract labor. Other factors affecting SG&A expense were individually immaterial.

Net interest expense. Net interest expense increased 237.0% to $11.3 million recognized in the thirteen weeks ended March 27, 2016 from $3.4 million recognized in the thirteen weeks ended March 29, 2015 primarily because of an increase in average borrowings compared to the same period in the prior year. Average borrowings increased from $722.5 million in the thirteen weeks ended March 29, 2015 to $1.0 billion in the thirteen weeks ended March 27, 2016 due to increased borrowings related to our Senior Notes and U.S. Credit Facility term notes. The increase in higher average borrowings was partially offset by a decrease in the weighted average interest rate. The weighted average interest rate decreased from 4.9% in the thirteen weeks ended March 29, 2015 to 3.7% in the thirteen weeks ended March 27, 2016.
Income taxes. Income tax expense decreased to $62.6 million, a 34.7% effective tax rate, for the thirteen weeks ended March 27, 2016 compared to income tax expense of $111.5 million, a 35.3% effective tax rate, for the thirteen weeks ended March 29, 2015. The decrease in income tax expense in 2016 resulted primarily from a decrease in pre-tax income.
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of March 27, 2016:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$574.9
Borrowing arrangements:
U.S. Credit Facility	$700.0	$—	676.0	(a)
Mexico Credit Facility	85.5	21.6	63.9	(b)

(a)
Actual borrowings under our U.S. Credit Facility (as described below) are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at March 27, 2016 was $693.7 million. Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at March 27, 2016 totaled $17.7 million.

(b)
As of March 27, 2016, the U.S. dollar-equivalent amount available under the Mexico Credit Facility (as described below) was $63.9 million.  The Mexico Credit Facility provides for a loan commitment of 1.5 billion Mexican pesos.

Long-Term Debt and Other Borrowing Arrangements
Senior Notes
On March 11, 2015, we completed a sale of $500.0 million aggregate principal amount of its 5.75% senior notes due 2025 (the “Senior Notes”). We used the net proceeds from the sale of the Senior Notes to repay $350.0 million and $150.0 million of the term loan indebtedness under the U.S. Credit Facility (defined below) on March 12, 2015 and April 22, 2015, respectively. The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Senior Notes are governed by, and were issued pursuant to, an indenture dated as of March 11, 2015 by and among us, our guarantor subsidiary and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The Indenture provides, among other things, that the Senior Notes bear interest at a rate of 5.75% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on September 15, 2015. The Senior Notes are guaranteed on a senior unsecured basis by our guarantor subsidiary. In addition, any of our other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes. The Senior Notes and related guarantees are our and our guarantor subsidiary’s unsecured senior obligations and rank equally with all of our and our guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes and the Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes when due, among others.
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
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. No installments of principal are required to be made prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. We had Term Loans outstanding totaling $500.0 million as of March 27, 2016.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through March 27, 2016 and, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through March 27, 2016 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by us under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by us or our subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. As of March 27, 2016, the applicable borrowing base was $693.7 million and the amount available for borrowing under the revolving loan commitment was $676.0 million. We had letters of credit of $17.7 million and no outstanding borrowings under the revolving loan commitment as of March 27, 2016.
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
All obligations under the U.S. Credit Facility will continue to be unconditionally guaranteed by certain of our subsidiaries and will continue to be secured by a first priority lien on (i) the accounts receivable and inventory of our company and its non-

Mexico subsidiaries, (ii) 100% of the equity interests in our domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in our direct foreign subsidiaries and (iii) substantially all of the assets of our company and the guarantors under the U.S. Credit Facility.
Mexico Credit Facility
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.90%. The Mexico Credit Facility will mature on July 23, 2017. As of March 27, 2016, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $85.5 million, and there were $21.6 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 4.99%. As of March 27, 2016, the U.S. dollar-equivalent borrowing availability was $63.9 million.
Off-Balance Sheet Arrangements
We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $5.8 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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
Historical Flow of Funds
Cash provided by operating activities was $177.9 million and $296.1 million for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively. The decrease in cash flows provided by operating activities was primarily a result of decreased net income for the thirteen weeks ended March 27, 2016 as compared to the thirteen weeks ended March 29, 2015.
Our working capital position, which we define as current assets less current liabilities, increased $119.2 million to $1.0 billion and a current ratio of 2.28 at March 27, 2016 compared to $899.3 million and a current ratio of 2.06 at December 27, 2015. The increase in working capital during the thirteen weeks ended March 27, 2016 was primarily a result of net income generated during the thirteen weeks ended March 27, 2016 and decreases in both accounts payable and accrued expenses, partially offset by an increase in income taxes payable, as described below. Our working capital position decreased $142.8 million to $997.4 million and a current ratio of 2.32 at March 29, 2015 compared to $1.1 billion and a current ratio of 2.53 at December 28, 2014. The decrease in working capital during the thirteen weeks ended March 29, 2015 was primarily a result of an increase in income taxes payable.
Trade accounts and other receivables, including accounts receivable from related parties, increased $1.9 million, or 0.5%, to $353.6 million at March 27, 2016 from $351.7 million at December 27, 2015. The change resulted primarily from the impact of the Tyson Mexico acquisition and an increase in the receivable from related parties partially offset by a decrease in sales generated in the two weeks ended March 27, 2016 as compared to sales generated in the two weeks ended December 27, 2015. Trade accounts and other receivables, including accounts receivable from related parties, decreased $14.4 million, or 3.8%, to $369.7 million at March 29, 2015 from $384.1 million at December 28, 2014. The change resulted primarily from a decrease in sales generated in the two weeks ended March 29, 2015 as compared to sales generated in the two weeks ended December 28, 2014.
Inventories decreased $22.8 million, or 2.8%, to $778.5 million at March 27, 2016 from $801.4 million at December 27, 2015. Inventories decreased $1.6 million, or 0.2%, to $788.7 million at March 29, 2015 from $790.3 million at December 28, 2014. The change in inventories during both the thirteen weeks ended March 27, 2016 and March 29, 2015 was primarily due to decreased costs for feed grains and their impact on the value of our live chicken inventories.
Prepaid expenses and other current assets increased $0.6 million, or 0.8%, to $76.2 million at March 27, 2016 from $75.6 million at December 27, 2015. This change resulted primarily from an $8.0 million increase in value-added tax receivables partially offset by a $6.3 million decrease in prepaid workers’ compensation claims and a $1.5 million decrease in open derivative positions and margin cash on deposit with our derivatives traders. Prepaid expenses and other current assets decreased $10.4 million, or 10.9%, to $85.0 million at March 29, 2015 from $95.4 million at December 28, 2014. This change resulted primarily from a $11.2 million decrease in open derivative positions and margin cash on deposit with our derivatives traders.
Accounts payable, including accounts payable to related parties, decreased $16.3 million, or 3.3%, to $473.6 million at March 27, 2016 from $490.0 million at December 27, 2015. This change resulted primarily from an $11.0 million decrease in trade payables and a $1.2 million decrease in the payable to related parties partially offset by the impact of the Tyson Mexico acquisition and the extension of terms for many of our payables. Accounts payable, including accounts payable to related parties, increased $11.7 million, or 2.9%, to $416.0 million at March 29, 2015 from $404.3 million at December 28, 2014. This change resulted primarily from a $12.9 million increase in trade payables partially offset by a $1.2 million decrease in the payable to related parties.
Accrued expenses and other current liabilities decreased $35.7 million, or 11.3%, to $279.2 million at March 27, 2016 from $315.0 million at December 27, 2015. This change resulted primarily from a $29.4 million decrease in accrued incentive compensation and a $5.3 million decrease in accrued interest partially offset by a $6.7 million increase in accrued insurance and self-insured claims costs. Accrued expenses and other current liabilities decreased $39.8 million, or 12.8%, to $272.1 million at March 29, 2015 from $311.9 million at December 28, 2014. This change resulted primarily from a $29.5 million decrease in accrued compensation and benefits costs, an $18.2 million decrease in derivative liabilities and a $1.4 million decrease in other accrued liabilities such as property taxes, legal fees and contract grower compensation that was partially offset by a $7.7 million increase in accrued insurance and self-insured claims costs and a $1.5 million increase in accrued interest.
Income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities and reserves for uncertain tax positions, increased by $55.8 million, or 61.5%, to a net liability position of $146.6 million at March 27, 2016 from a net liability position of $90.8 million at December 27, 2015. This change resulted primarily from tax expense recorded on our year-to-date income and the timing of estimated tax payments. Income taxes changed from a net liability position of $84.3 million at December 28, 2014 to a net liability position of $128.5 million at March 29, 2015. This change resulted primarily from tax expense recorded on our year-to-date income.
Cash used in investing activities was $36.5 million and $31.7 million for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively. Capital expenditures totaled $37.1 million and $32.6 million in the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively. Capital expenditures increased by $4.5 million primarily because of the number of projects that were active during the thirteen weeks ended March 27, 2016 as compared to the thirteen weeks ended March 29, 2015. Capital expenditures for 2016 cannot exceed $500.0 million under the U.S. Credit Facility. Cash proceeds from property disposals in the thirteen weeks ended March 27, 2016 and March 29, 2015 were $0.6 million and $0.9 million, respectively.
Cash used in financing activities was $6.1 million and $353.2 million in the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively. During the thirteen weeks ended March 27, 2016, cash of $16.0 million was used for payments on a current note payable to bank and cash of $2.7 million was used to purchase common stock under the share repurchase program. During the thirteen weeks ended March 27, 2016, cash of $8.9 million was provided through a current note payable to bank and cash of $3.7 million was provided from an equity contribution received under the Tax Sharing Agreement between JBS USA Food Company Holdings and the Company. During the thirteen weeks ended March 29, 2015, cash of $1.5 billion was used to fund special cash dividends, cash of $533.7 million was used to repay revolving line of credit obligations, long-term borrowings and capital lease obligations, and cash of $8.9 million was used to pay capitalized loan costs. During the thirteen weeks ended March 29, 2015, cash of $1.7 billion was provided from borrowings under our revolving line of credit and long-term borrowings and cash of $7.8 million was provided through a tax benefit related to share-based compensation.

Contractual Obligations
Contractual obligations at March 27, 2016 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$1,000,000	$—	$—	$500,000	$500,000
Interest(c)	290,755	20,729	74,413	66,238	129,375
Capital leases	531	92	244	195	—
Operating leases	59,871	10,642	31,960	11,135	6,134
Derivative liabilities	4,866	4,866	—	—	—
Purchase obligations(d)	177,913	176,540	1,373	—	—
Total	$1,533,936	$212,869	$107,990	$577,568	$635,509

(a)
The total amount of unrecognized tax benefits at March 27, 2016 was $17.1 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $21.6 million of current notes payable to banks and $17.7 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of March 27, 2016.

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
In February 2016, the FASB issued new accounting guidance on lease arrangements, which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet.
In March 2016, the FASB issued new accounting guidance on employee share-based payments, which requires an entity to amend accounting and reporting methodology for areas such as the income tax consequences of share-based payments, classification of share-based awards as either equity or liabilities, and classification of share-based payment transactions in the statement of cash flows.
See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to these new accounting pronouncements.
Critical Accounting Policies
During the thirteen weeks ended March 27, 2016, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of March 27, 2016. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended March 27, 2016, such a change would have resulted in a change to cost of sales of approximately $56.2 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at March 27, 2016 would be $10.6 million, excluding any potential impact on the production costs of our chicken inventories.
The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal and soybean oil prices on March 27, 2016 would have resulted in a change of approximately $0.5 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 50.6% of our total debt at March 27, 2016. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.3 million for the thirteen weeks ended March 27, 2016.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $21.2 million as of March 27, 2016.
Foreign Currency
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange gains, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a gain of $0.2 million and a loss of $9.0 million in the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively. The average exchange rates for the thirteen weeks ended March 27, 2016 and March 29, 2015 were 18.00 Mexican pesos to 1 U.S. dollar and 14.95 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of March 27, 2016 and March 29, 2015. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico operations at March 27, 2016, such a change would have resulted in a decrease in foreign currency transaction gains recognized in the thirteen weeks ended March 27, 2016 of approximately $2.4 million. Based on the net monetary asset position of our Mexico operations at March 29, 2015, such a change would have resulted in an increase in foreign currency transaction losses recognized in the thirteen weeks ended March 29, 2015 of approximately $10.9 million. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
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

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Inability to consummate, or effectively integrate, any acquisition, including the acquisition of Tyson Mexico, or to realize the associated anticipated cost savings and operating synergies;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

•	Disruptions in international markets and distribution channels;

•	Our ability to maintain favorable labor relations with our employees and our compliance with labor laws;

•	Extreme weather or natural disasters;

•	The impact of uncertainties in litigation; and

•	Other risks described herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 27, 2015 as filed with the SEC.
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
ITEM 4.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files with the U.S. Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of March 27, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 27, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In connection with the remaining $45.4 million claimed by the IRS, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to us as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding related to an ordinary loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 was capital in nature. On April 14, 2014, we appealed the Tax Court’s findings of fact and conclusions of law to the Fifth Circuit. On February 25, 2015, the Fifth Circuit issued its opinion, which reversed the Tax Court’s judgment and rendered judgment in our favor. The IRS did not appeal the Fifth Circuit’s decision, which has become final, and no additional tax should be due in connection with this matter.
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
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 27, 2015, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 28, 2015, our Board of Directors approved a $150.0 million share repurchase authorization. We plan to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. The extent to which we repurchase our shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by our management team. We reserve the right to limit or terminate the repurchase program at any time without notice. As of March 27, 2016, we had repurchased 4,974,440 shares under this program with a market value of approximately $101.9 million. Set forth below is information regarding our stock repurchases for the thirteen weeks ended March 27, 2016.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs
December 28, 2015 through January 24, 2016	—	$—	—	$50,766,944
January 25, 2016 through February 28, 2016	15,711	22.50	15,711	200,413,498
February 29, 2016 through March 27, 2016	96,870	23.78	96,870	198,109,897
Total	112,581	$23.60	112,581	$198,109,897

Item 5. Other Information.
First Amendment to the U.S. Credit Facility
On April 27, 2016, the Company and its subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (together, the “To-Ricos Borrowers”), entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”), which amended the Second Amended and Restated Credit Agreement (as amended, the “U.S. Credit Facility”) dated as of February 11, 2015 by and among the Company, the To-Ricos Borrowers, the other subsidiaries of the Company party thereto, Coöperatieve Rabobank U.A., New York Branch (formerly known as Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch), as administrative agent, and the other lenders party thereto. The First Amendment permits the Company to pay the special cash dividend as described in “Note 13. Stockholders’ Equity.” The First Amendment amended the financial covenant to require the Company to maintain a minimum consolidated tangible net worth (as defined in the U.S. Credit Facility) consisting of the sum of $350 million plus an amount equal to 50% of Net Income (as defined in the U.S. Credit Facility) for each quarter in 2016 and each fiscal year thereafter, except that the calculation of Net Income for the second quarter 2016 shall be pro-rated to include only Net Income for the period on and following the date of payment of the special cash dividend (described above) through the end of the quarter.
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
4.3
Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holding Lux, S.à.r.l., formerly known as JBS USA Holdings, LLC, as amended (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s current report on Form 8-K (No. 001-09273) filed on December 29, 2009).
4.5
Indenture dated as of March 11, 2015 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and Wells Fargo Bank, National Association, as Trustee, Form of Senior 5.750% Note due 2025, and Form of Guarantee attached (incorporated by reference from Exhibit 4.1 of the Company’s current report on Form 8-K (No. 001-09273) filed on March 11, 2015).

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended March 27, 2016 and March 29, 2015.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: April 27, 2016	/s/ Fabio Sandri
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
4.3
Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holding Lux, S.à.r.l., formerly known as JBS USA Holdings, LLC, as amended (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s current report on Form 8-K (No. 001-09273) filed on December 29, 2009).
4.5
Indenture dated as of March 11, 2015 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and Wells Fargo Bank, National Association, as Trustee, Form of Senior 5.750% Note due 2025, and Form of Guarantee attached (incorporated by reference from Exhibit 4.1 of the Company’s current report on Form 8-K (No. 001-09273) filed on March 11, 2015).

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended March 27, 2016 and March 29, 2015.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.