Form 10-Q
period 2016-06-26
PILGRIMS PRIDE CORP
filed 2016-07-28
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2016
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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of July 27, 2016, was 254,514,687.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26, 2016	December 27, 2015
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$41,047	$439,638
Trade accounts and other receivables, less allowance for doubtful accounts	343,255	348,994
Account receivable from related parties	1,797	2,668
Inventories	832,565	801,357
Income taxes receivable	88,358	71,410
Prepaid expenses and other current assets	95,420	75,602
Assets held for sale	6,549	6,555
Total current assets	1,408,991	1,746,224
Other long-lived assets	15,954	15,672
Identified intangible assets, net	42,503	47,453
Goodwill	125,607	156,565
Property, plant and equipment, net	1,414,895	1,352,529
Total assets	$3,007,950	$3,318,443

Notes payable to banks	$—	$28,726
Accounts payable	466,783	482,954
Account payable to related parties	4,053	7,000
Accrued expenses and other current liabilities	314,925	314,966
Income taxes payable	38,771	13,228
Current maturities of long-term debt	90	86
Total current liabilities	824,622	846,960
Long-term debt, less current maturities	1,117,979	985,509
Deferred tax liabilities	144,876	131,882
Other long-term liabilities	101,780	92,282
Total liabilities	2,189,257	2,056,633
Common stock	2,597	2,597
Treasury stock	(106,561)	(99,233)
Additional paid-in capital	1,677,543	1,675,674
Accumulated deficit	(689,910)	(261,252)
Accumulated other comprehensive loss	(67,726)	(58,930)
Total Pilgrim’s Pride Corporation stockholders’ equity	815,943	1,258,856
Noncontrolling interest	2,750	2,954
Total stockholders’ equity	818,693	1,261,810
Total liabilities and stockholders’ equity	$3,007,950	$3,318,443
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(In thousands, except per share data)
Net sales	$2,028,315	$2,053,876	$3,991,252	$4,106,795
Cost of sales	1,742,184	1,621,856	3,467,559	3,297,655
Gross profit	286,131	432,020	523,693	809,140
Selling, general and administrative expense	49,520	48,834	98,308	98,341
Administrative restructuring charges	—	4,813	—	4,813
Operating income	236,611	378,373	425,385	705,986
Interest expense, net of capitalized interest	11,548	11,514	23,581	16,369
Interest income	(683)	(1,277)	(1,376)	(2,767)
Foreign currency transaction loss (gain)	(4,744)	2,059	(4,979)	11,033
Miscellaneous, net	(950)	(4,651)	(3,896)	(5,064)
Income before income taxes	231,440	370,728	412,055	686,415
Income tax expense	78,398	129,104	141,002	240,598
Net income	153,042	241,624	271,053	445,817
Less: Net income (loss) attributable to noncontrolling interests	156	135	(204)	113
Net income attributable to Pilgrim’s Pride Corporation	$152,886	$241,489	$271,257	$445,704

Weighted average shares of common stock outstanding:
Basic	254,554	259,685	254,681	259,669
Effect of dilutive common stock equivalents	390	212	364	226
Diluted	254,944	259,897	255,045	259,895

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.60	$0.93	$1.07	$1.72
Diluted	$0.60	$0.93	$1.06	$1.71
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(In thousands)
Net income	$153,042	$241,624	$271,053	$445,817
Other comprehensive income (loss):
Loss associated with available-for-sale securities, net of tax benefit of $59, $1, $41 and $13, respectively	(97)	(1)	(67)	(20)
Gain (loss) associated with pension and other postretirement benefits, net of tax benefit (expense) of $1,118, $(5,331), $5,294 and $(4,077), respectively	(1,844)	8,792	(8,729)	6,723
Total other comprehensive income (loss), net of tax	(1,941)	8,791	(8,796)	6,703
Comprehensive income	151,101	250,415	262,257	452,520
Less: Comprehensive income (loss) attributable to noncontrolling interests	156	135	(204)	113
Comprehensive income attributable to Pilgrim’s Pride Corporation	$150,945	$250,280	$262,461	$452,407
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 27, 2015	259,685	$2,597	(4,862)	$(99,233)	$1,675,674	$(261,252)	$(58,930)	$2,954	$1,261,810
Net income (loss)	—	—	—	—	—	271,257	—	(204)	271,053
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8,796)	—	(8,796)
Share-based compensation plans:
Requisite service period recognition	—	—	—	—	1,869	—	—	—	1,869
Common stock purchased under share repurchase program	—	—	(309)	(7,328)	—	—	—	—	(7,328)
Special cash dividend	—	—	—	—	—	(699,915)	—	—	(699,915)
Balance at June 26, 2016	259,685	$2,597	(5,171)	$(106,561)	$1,677,543	$(689,910)	$(67,726)	$2,750	$818,693

Balance at December 28, 2014	259,029	$2,590	—	$—	$1,662,354	$591,492	$(62,541)	$2,906	$2,196,801
Net income (loss)	—	—	—	—	—	445,704	—	113	445,817
Other comprehensive income, net of tax	—	—	—	—	—	—	6,703	—	6,703
Share-based compensation plans:
Common stock issued under compensation plans	671	7			(7)	—	—	—	—
Common stock forfeited under compensation plans	(15)	—	—	—	(85)	—	—	—	(85)
Requisite service period recognition	—	—	—	—	1,353	—	—	—	1,353
Tax benefit related to share-based compensation	—	—	—	—	7,834	—	—	—	7,834
Special cash dividend	—	—			—	(1,498,470)	—	—	(1,498,470)
Balance at June 28, 2015	259,685	$2,597	—	$—	$1,671,449	$(461,274)	$(55,838)	$3,019	$1,159,953
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$271,053	$445,817
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	88,683	75,070
Asset impairment	—	4,813
Gain on property disposals	(6,755)	(1,331)
Share-based compensation	1,869	1,268
Deferred income tax benefit	(700)	(4,781)
Changes in operating assets and liabilities:
Trade accounts and other receivables	6,610	35,014
Inventories	(31,208)	3,192
Prepaid expenses and other current assets	(19,817)	7,236
Accounts payable, accrued expenses and other current liabilities	(23,028)	53,960
Income taxes	6,967	(35,554)
Long-term pension and other postretirement obligations	(3,952)	966
Other operating assets and liabilities	(738)	2,433
Cash provided by operating activities	288,984	588,103
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(93,978)	(87,694)
Proceeds from property disposals	8,097	2,115
Cash used in investing activities	(85,881)	(85,579)
Cash flows from financing activities:
Proceeds from note payable to bank	36,838	—
Payments on note payable to bank	(65,564)	—
Proceeds from revolving line of credit and long-term borrowings	351,089	1,680,000
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(219,812)	(683,705)
Proceeds from equity contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	3,691	—
Tax benefit related to share-based compensation	—	7,834
Payment of capitalized loan costs	(693)	(10,132)
Purchase of common stock under share repurchase program	(7,328)	—
Payment of special cash dividends	(699,915)	(1,498,470)
Cash used in financing activities	(601,694)	(504,473)
Decrease in cash and cash equivalents	(398,591)	(1,949)
Cash and cash equivalents, beginning of period	439,638	576,143
Cash and cash equivalents, end of period	$41,047	$574,194
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 90 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. As of June 26, 2016, Pilgrim’s had approximately 37,700 employees and the capacity to process approximately 37 million birds per five-day work week for a total of approximately 11 billion pounds of live chicken annually. Approximately 4,035 contract growers supply poultry for the Company’s operations. As of June 26, 2016, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 76.8% of the Company’s outstanding common stock.
Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 26, 2016 are not necessarily indicative of the results that may be expected for the year ending December 25, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2015.
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
In June 2016, the FASB issued new accounting guidance on the measurement of credit losses on financial instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of the new guidance will be effective as of the beginning of our 2020 fiscal year. Early adoption is permitted after our 2018 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.

2.	BUSINESS ACQUISITION
On June 29, 2015, the Company acquired, indirectly through certain of its Mexican subsidiaries, 100% of the equity of Provemex Holding LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for cash. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. The acquired business has a production capacity of 2.5 million birds per five-day work week in its three plants and employs approximately 4,500 people in its plants, offices and seven distribution centers. The acquisition further strengthens the Company's strategic position in the Mexico chicken market. The Company plans to keep all current labor contracts in place.
The following table summarizes the consideration paid for Tyson Mexico (in thousands):

Negotiated sales price	$400,000
Working capital adjustment	(20,933)
Final purchase price	$379,067
Transaction costs incurred in conjunction with the purchase were approximately $2.2 million. These costs were expensed as incurred.
The results of operations of the acquired business since June 29, 2015 are included in the Company’s Condensed Consolidated Statements of Operations. Net sales generated by the acquired business during the thirteen and twenty-six weeks ended June 26, 2016 totaled $15.2 million and $118.1 million, respectively. This significant decrease in net sales during the thirteen weeks ended June 26, 2016 resulted from a shift in sales activity from the acquired business to the Company's legacy business operating in Mexico. The acquired business incurred a net loss during the thirteen and twenty-six weeks ended June 26, 2016 totaling $0.2 million and $0.4 million, respectively.
The assets acquired and liabilities assumed in the Tyson Mexico acquisition were measured at their fair values at June 29, 2015 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition as well the assembled workforce. These benefits include complementary product offerings, an enhanced footprint in Mexico and attractive synergy opportunities and value creation. The Company does not have tax basis in the goodwill, and therefore, the goodwill is not deductible for tax purposes. The fair values recorded were determined based upon various external and internal valuations.
The fair values recorded for the assets acquired and liabilities assumed for Tyson Mexico are as follows (in thousands):

Cash and cash equivalents	$5,535
Trade accounts and other receivables	24,173
Inventories	68,130
Prepaid expenses and other current assets	7,661
Property, plant and equipment	209,139
Identifiable intangible assets	26,411
Other long-lived assets	199
Total assets acquired	341,248
Accounts payable	21,550
Other current liabilities	8,707
Long-term deferred tax liabilities	52,376
Other long-term liabilities	5,155
Total liabilities assumed	87,788
Total identifiable net assets	253,460
Goodwill	125,607
Total net assets	$379,067
The Company performed a valuation of the assets and liabilities of Tyson Mexico at June 29, 2015. Significant assumptions used in the preliminary valuation and the bases for their determination are summarized as follows:

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

•
Customer relationships. The Company valued Tyson Mexico’s customer relationships using the income approach, specifically the multi-period excess earnings model. Under this model, the fair value of the customer relationships asset was determined by estimating the net cash inflows from the relationships discounted to present value. In estimating the fair value of the customer relationships, net sales related to Tyson Mexico's existing customers were estimated to grow at a rate of 4.0% annually, but we also anticipate losing existing Tyson Mexico customers at an attrition rate of 7.9%. Income taxes were estimated at 30.0% of pre-tax income, a tax amortization benefit was estimated considering a rate of 23.4% and net cash flows attributable to our existing customers were discounted using a rate of 13.5%. Customer relationships were valued at $16.7 million under this approach.

The Company recognized the following change in goodwill related to this acquisition during the twenty-six weeks ended June 26, 2016 (in thousands):

Goodwill, beginning of period	$156,565
Additional fair value attributed to acquired property, plant and equipment	(51,387)
Deferred tax impact related to additional fair value attributed to acquired property, plant and equipment	15,416
Deferred tax impact related to customer relationship intangibles	5,013
Goodwill, end of period	$125,607
The following unaudited pro forma information presents the combined financial results for the Company and Tyson Mexico as if the acquisition had been completed at the beginning of the Company’s prior year, December 29, 2014.

	Thirteen Weeks Ended June 28, 2015	Twenty-Six Weeks Ended June 28, 2015
	(In thousands, except per share amount)
Net sales	$2,212,223	$4,420,442
Net income attributable to Pilgrim's Pride Corporation	250,023	461,533
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	0.97	1.78
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
As of June 26, 2016 and December 27, 2015, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments.
The following items were measured at fair value on a recurring basis:

	June 26, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$23,119	$—	$—	$23,119
Fair value liabilities:
Commodity futures instruments	(10,201)	—	—	(10,201)
Commodity options instruments	(9,837)	—	—	(9,837)

	December 27, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$59	$—	$—	$59
Commodity options instruments	1,618	—	—	1,618
Fair value liabilities:
Commodity futures instruments	(5,436)	—	—	(5,436)
See “Note 7. Derivative Financial Instruments” for additional information.
Fair value and carrying value for our fixed-rate debt obligation is as follows:

	June 26, 2016		December 27, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(500,000)	$(501,405)	$(500,000)	$(488,750)
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

Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s fixed-rate debt obligation was based on the quoted market price at June 26, 2016 or December 27, 2015, as applicable.
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

4.	TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	June 26, 2016	December 27, 2015
	(In thousands)
Trade accounts receivable	$333,265	$342,466
Notes receivable - current	658	850
Other receivables	14,495	10,578
Receivables, gross	348,418	353,894
Allowance for doubtful accounts	(5,163)	(4,900)
Receivables, net	$343,255	$348,994

Account receivable from related parties(a)	$1,797	$2,668
(a)    Additional information regarding accounts receivable from related parties is included in “Note 15. Related Party Transactions.”
Changes in the allowance for doubtful accounts were as follows:

Total
(In thousands)
Balance at December 27, 2015	$(4,900)
Provision charged to operating results	(338)
Account write-offs and recoveries	75
Balance at June 26, 2016	$(5,163)

5.	INVENTORIES
Inventories consisted of the following:

	June 26, 2016	December 27, 2015
	(In thousands)
Live chicken and hens	$390,535	$365,062
Feed, eggs and other	232,103	215,859
Finished chicken products	195,541	191,988
Total chicken inventories	818,179	772,909
Commercial feed and other	14,386	28,448
Total inventories	$832,565	$801,357

6.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.

The following table summarizes our investments in available-for-sale securities:

	June 26, 2016		December 27, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$—	$—	$290,795	$290,795
Other	39	39	54,831	54,831
Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains and gross realized losses recognized during the thirteen and twenty-six weeks ended June 26, 2016 and June 28, 2015 related to the Company’s available-for-sale securities were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. No proceeds were received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments during the twenty-six weeks ended June 26, 2016 and June 28, 2015. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the twenty-six weeks ended June 26, 2016 and June 28, 2015 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the twenty-six weeks ended June 26, 2016 and June 28, 2015 is disclosed in “Note 13. Stockholders’ Equity - Accumulated Other Comprehensive Loss.”

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
We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized net gains of $1.8 million and net gains of $5.6 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively. We also recognized net gains of $5.9 million and net gains of $29.0 million related to changes in the fair value of its derivative financial instruments during the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	June 26, 2016	December 27, 2015
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$23,119	$1,677
Commodity derivative liabilities	(20,038)	(5,436)
Cash collateral posted with brokers	10,366	9,381
Derivatives coverage(a):
Corn	0.8%	7.0%
Soybean meal	13.8%	4.1%
Period through which stated percent of needs are covered:
Corn	May 2017	March 2017
Soybean meal	August 2017	July 2016

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

8.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	June 26, 2016	December 27, 2015
	(In thousands)
Land	$107,391	$105,165
Buildings	1,160,775	1,131,379
Machinery and equipment	1,759,575	1,657,573
Autos and trucks	53,096	53,408
Construction-in-progress	132,619	152,619
PP&E, gross	3,213,456	3,100,144
Accumulated depreciation	(1,798,561)	(1,747,615)
PP&E, net	$1,414,895	$1,352,529
The Company recognized depreciation expense of $43.5 million and $36.6 million during the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively. The Company recognized depreciation expense of $81.9 million and $70.6 million during the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.
During the twenty-six weeks ended June 26, 2016, we spent $94.0 million on capital projects and transferred $128.1 million of completed projects from construction-in-progress to depreciable assets. During the twenty-six weeks ended June 28, 2015, we spent $87.7 million on capital projects and transferred $74.2 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the twenty-six weeks ended June 26, 2016 to improve efficiencies and reduce costs.
During the thirteen and twenty-six weeks ended June 26, 2016, the Company sold certain PP&E for cash of $7.5 million and $8.1 million, respectively and recognized net gains on these sales of $6.6 million and $6.8 million, respectively. PP&E sold in the twenty-six weeks ended included poultry farms in Mexico and Texas, an office building in Texas, vacant land in Alabama and Texas and miscellaneous equipment. During the thirteen and twenty-six weeks ended June 28, 2015, the Company sold miscellaneous equipment for cash of $1.2 million and $2.1 million and recognized a net gain of $0.4 million and $1.3 million, respectively.
 Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing complex in Texas, a processing plant in Louisiana and other miscellaneous assets, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At both June 26, 2016 and December 27, 2015, the Company reported properties and related assets totaling $6.5 million and $6.6 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The Company tested the recoverability of its assets held for sale and determined that the aggregate carrying amounts of the Texas processing complex asset group and the Louisiana processing plant asset group were recoverable over the remaining life of the respective primary asset in each asset group.

The Company has closed or idled various processing complexes, processing plants, hatcheries, broiler farms, and feed mills throughout the U.S. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At June 26, 2016, the carrying amount of these idled assets was $65.5 million based on depreciable value of $195.4 million and accumulated depreciation of $129.9 million.
The Company last tested the recoverability of its long-lived assets held and used in December 2015. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the twenty-six weeks ended June 26, 2016 that required the Company to test its long-lived assets held and used for recoverability.

9.	CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	June 26, 2016	December 27, 2015
	(In thousands)
Accounts payable:
Trade accounts	$407,306	$436,188
Book overdrafts	55,393	44,145
Other payables	4,084	2,621
Total accounts payable	466,783	482,954
Accounts payable to related parties(a)	4,053	7,000
Accrued expenses and other current liabilities:
Compensation and benefits	96,350	112,583
Interest and debt-related fees	9,022	8,928
Insurance and self-insured claims	99,210	93,336
Derivative liabilities:
Futures	10,201	5,436
Options	9,837	—
Other accrued expenses	90,305	94,683
Total accrued expenses and other current liabilities	314,925	314,966
	$785,761	$804,920
(a)    Additional information regarding accounts payable from related parties is included in “Note 15. Related Party Transactions.”

10.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	June 26, 2016	December 27, 2015
		(In thousands)
Long-term debt and other long-term borrowing arrangements:
Senior notes payable at 5.75%	2025	$500,000	$500,000
U.S. Credit Facility (defined below):
Term note payable at 1.69%	2020	500,000	500,000
Revolving note payable at 4.25%	2020	52,071	—
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 0.90%	2017	79,248	—
Capital lease obligations	Various	420	462
Long-term debt		1,131,739	1,000,462
Less: Current maturities of long-term debt		(90)	(86)
Long-term debt, less current maturities		1,131,649	1,000,376
Less: Capitalized financing costs		(13,670)	(14,867)
Long-term debt, less current maturities, net of capitalized financing costs:		$1,117,979	$985,509

Current notes payable to banks
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 0.90%	2016	$—	$28,726
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

The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. No installments of principal are required to be made prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The Company had Term Loans outstanding totaling $500.0 million as of June 26, 2016.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through June 26, 2016 and, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through June 26, 2016 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by the Company under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. As of June 26, 2016, the applicable borrowing base was $665.8 million and the amount available for borrowing under the revolving loan commitment was $571.0 million. The Company had letters of credit of $42.7 million and $52.1 million outstanding borrowings under the revolving loan commitment as of June 26, 2016.
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
All obligations under the U.S. Credit Facility continue to be unconditionally guaranteed by certain of the Company’s subsidiaries and continue to be secured by a first priority lien on (i) the accounts receivable and inventory of our company and its non-Mexico subsidiaries, (ii) 100% of the equity interests in our domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in our direct foreign subsidiaries and (iii) substantially all of the assets of the Company and the guarantors under the U.S. Credit Facility.
Mexico Credit Facility
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.90%. The Mexico Credit Facility will mature on July 23, 2017. As of June 26, 2016, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $79.2 million, and there were $79.2 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 4.99%. As of June 26, 2016, there was no borrowing availability.

11.	INCOME TAXES
The Company recorded income tax expense of $141.0 million, a 34.2% effective tax rate, for the twenty-six weeks ended June 26, 2016 compared to income tax expense of $240.6 million, a 35.1% effective tax rate, for the twenty-six weeks ended June 28, 2015. The decrease in income tax expense in 2016 resulted primarily from a decrease in pre-tax income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 26, 2016, the Company did not believe it had sufficient positive evidence to conclude that realization of its federal capital loss carry forwards and a portion of its foreign net deferred tax assets are more likely than not to be realized.

For the twenty-six weeks ended June 26, 2016 and June 28, 2015, there is tax effect of $5.3 million and $4.1 million, respectively, reflected in other comprehensive income.
For the twenty-six weeks ended June 26, 2016, there is no tax effect reflected in additional paid-in-capital due to excess tax benefits related to compensation. For the twenty-six weeks ended June 28, 2015, there is a tax effect of $7.8 million reflected in additional paid-in-capital due to excess tax benefits related to compensation on dividend equivalent rights and vested stock awards.
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
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans totaled $1.4 million, $3.0 million, $1.6 million and $6.1 million in the thirteen and twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for these defined benefit plans were as follows:

	Twenty-Six Weeks Ended June 26, 2016		Twenty-Six Weeks Ended June 28, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$165,952	$1,672	$190,401	$1,657
Interest cost	2,793	26	3,877	34
Actuarial losses	12,736	72	(7,033)	(27)
Benefits paid	(4,581)	(70)	(2,981)	(64)
Curtailments and settlements	—	—	(13,014)	—
Projected benefit obligation, end of period	$176,900	$1,700	$171,250	$1,600

	Twenty-Six Weeks Ended June 26, 2016		Twenty-Six Weeks Ended June 28, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$96,947	$—	$113,552	$—
Actual return on plan assets	1,084	—	3,455	—
Contributions by employer	4,412	70	3,177	64
Benefits paid	(4,581)	(70)	(2,981)	(64)
Curtailments and settlements	—	—	(13,014)	—
Fair value of plan assets, end of period	$97,862	$—	$104,189	$—

	June 26, 2016		December 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(79,038)	$(1,700)	$(69,005)	$(1,672)

	June 26, 2016		December 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(10,769)	$(139)	$(10,779)	$(138)
Long-term liability	(68,269)	(1,561)	(58,226)	(1,534)
Recognized liability	$(79,038)	$(1,700)	$(69,005)	$(1,672)

	June 26, 2016		December 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss (gain)	$52,065	$(7)	$38,115	$(79)
The accumulated benefit obligation for our defined benefit pension plans was $176.9 million and $166.0 million at June 26, 2016 and December 27, 2015, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at June 26, 2016 and December 27, 2015, respectively. As of June 26, 2016, the weighted average duration of our defined benefit obligation is 33.5 years.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended June 26, 2016		Thirteen Weeks Ended June 28, 2015		Twenty-Six Weeks Ended June 26, 2016		Twenty-Six Weeks Ended June 28, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,397	$14	$1,939	$17	2,793	26	3,877	34
Estimated return on plan assets	(1,314)	—	(1,671)	—	(2,628)	—	(3,342)	—
Settlement loss	—	—	210	—	—	—	3,272	—
Amortization of net loss	164	—	178	—	329	—	357	—
Net costs	$247	$14	$656	$17	$494	$26	$4,164	$34
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	June 26, 2016		December 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	3.88%	3.35%	4.47%	4.47%

	Twenty-Six Weeks Ended June 26, 2016		Twenty-Six Weeks Ended June 28, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	4.47%	4.47%	4.22%	4.22%
Expected return on plan assets	5.50%	NA	6.00%	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of June 26, 2016 and December 27, 2015, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale.
The sensitivity of the projected benefit obligation for pension benefits to changes in the discount rate is set out below. The impact of a change in the discount rate of 0.25% on the projected benefit obligation for other benefits is less than $1,000. This sensitivity analysis is based on changing one assumption while holding all other assumptions constant. In practice, this is unlikely to occur, and changes in some of the assumptions may be correlated. When calculating the sensitivity of the defined benefit obligation to variations in significant actuarial assumptions, the same method (present value of the defined benefit obligation calculated with the projected unit credit method at the end of the reporting period) has been applied as for calculating the liability recognized in the Condensed Consolidated Balance Sheet.

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(4,888)	$5,197
The expected rate of return on plan assets was primarily based on the determination of an expected return and behaviors for each plan's current asset portfolio that the Company believes are likely to prevail over long periods. This determination was made using assumptions for return and volatility of the portfolio. Asset class assumptions were set using a combination of empirical and forward-looking analysis. To the extent historical results were affected by unsustainable trends or events, the effects of those trends or events were quantified and removed. The Company also considered anticipated asset allocations, investment strategies and the views of various investment professionals when developing this rate.
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	June 26, 2016	December 27, 2015
Cash and cash equivalents	—%	—%
Pooled separate accounts(a):
Equity securities	6%	7%
Fixed income securities	7%	7%
Common collective trust funds(a):
Equity securities	57%	57%
Fixed income securities	30%	29%
Total assets	100%	100%

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

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of June 26, 2016 and December 27, 2015:

	June 26, 2016				December 27, 2015
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$105	$—	$—	$105	$147	$—	$—	$147
Pooled separate accounts:
Large U.S. equity funds(d)	—	4,301	—	4,301	—	3,816	—	3,816
Small/Mid U.S. equity funds(e)	—	536	—	536	—	969	—	969
International equity funds(f)	—	1,539	—	1,539	—	1,606	—	1,606
Fixed income funds(g)	—	6,435	—	6,435	—	6,337	—	6,337
Common collective trusts funds:
Large U.S. equity funds(d)	—	22,919	—	22,919	—	22,069	—	22,069
Small U.S. equity funds(e)	—	16,483	—	16,483	—	16,843	—	16,843
International equity funds(f)	—	16,574	—	16,574	—	16,629	—	16,629
Fixed income funds(g)	—	28,970	—	28,970	—	28,531	—	28,531
Total assets	$105	$97,757	$—	$97,862	$147	$96,800	$—	$96,947

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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
Benefit Payments
The following table reflects the benefits as of June 26, 2016 expected to be paid through 2025 from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2016 (remaining)	$7,102	$69
2017	11,660	139
2018	11,406	140
2019	11,063	139
2020	11,075	138
2021-2025	49,795	643
Total	$102,101	$1,268
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

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Twenty-Six Weeks Ended June 26, 2016		Twenty-Six Weeks Ended June 28, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$38,115	$(79)	$43,907	$(127)
Amortization	(329)	—	(357)	—
Curtailment and settlement adjustments	—	—	(3,272)	—
Actuarial loss	12,736	72	(7,033)	(26)
Asset loss (gain)	1,543	—	(112)	—
Net actuarial loss (gain), end of period	$52,065	$(7)	$33,133	$(153)
The Company expects to recognize in net pension cost throughout the remainder of 2016 an actuarial loss of $0.3 million that was recorded in accumulated other comprehensive loss at June 26, 2016.
Risk Management
Through its defined benefit plans, the Company is exposed to a number of risks, the most significant of which are detailed below:
Asset volatility. The plan liabilities are calculated using a discount rate set with reference to corporate bond yields; if plan assets under perform this yield, this will create a deficit. The pension plans hold a significant proportion of equities, which are expected to outperform corporate bonds in the long-term while contributing volatility and risk in the short-term. The Company monitors the level of investment risk but has no current plan to significantly modify the mixture of investments. The investment position is discussed more below.
Changes in bond yields. A decrease in corporate bond yields will increase plan liabilities, although this will be partially offset by an increase in the value of the plans’ bond holdings.
The investment position is managed and monitored by a committee of individuals from various departments. This group actively monitors how the duration and the expected yield of the investments are matching the expected cash outflows arising from the pension obligations. The group has not changed the processes used to manage its risks from previous periods. The group does not use derivatives to manage its risk. Investments are well diversified, such that the failure of any single investment would not have a material impact on the overall level of assets. The majority of equities are in U.S. large and small cap companies with some global diversification into international entities. The plans are not exposed to significant foreign currency risk.
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

13.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Twenty-Six Weeks Ended June 26, 2016(a)			Twenty-Six Weeks Ended June 28, 2015(a)
	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(58,997)	$67	$(58,930)	$(62,572)	$31	$(62,541)
Other comprehensive income (loss) before reclassifications	(8,934)	265	(8,669)	6,501	43	6,544
Amounts reclassified from accumulated other comprehensive loss to net income	205	(332)	(127)	222	(63)	159
Net current period other comprehensive income (loss)	(8,729)	(67)	(8,796)	6,723	(20)	6,703
Balance, end of period	$(67,726)	$—	$(67,726)	$(55,849)	$11	$(55,838)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Twenty-Six Weeks Ended June 26, 2016	Twenty-Six Weeks Ended June 28, 2015	Affected Line Item in the Condensed Consolidated Statements of Operations
	(In thousands)
Realized gain on sale of securities	$534	$101	Interest income
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(10)	(12)	Cost of sales
Legacy Gold Kist plans(c)(d)	(100)	(108)	Cost of sales
Legacy Gold Kist plans(c)(d)	(220)	(237)	Selling, general and administrative expense
Total before tax	204	(256)
Tax benefit (expense)	(77)	97
Total reclassification for the period	$127	$(159)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Pilgrim’s Pride Retirement Plan for Union Employees, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

Share Repurchase Program and Treasury Stock
On July 28, 2015, the Company’s Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of June 26, 2016, the Company had repurchased approximately 5.2 million shares under this program with a market value of approximately $106.6 million. The Company accounted for the shares repurchased using the cost method.
Special Cash Dividends

On May 18, 2016, the Company paid a special cash dividend from retained earnings of approximately $700.0 million, or $2.75 per share, to stockholders of record on May 10, 2016. The Company used proceeds from the U.S. Credit Facility, along with cash on hand, to fund the special cash dividend.

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
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $12.6 million in costs related to the STIP at June 26, 2016 related to cash bonus awards that could potentially be awarded during the remainder of 2016 and 2017.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At June 26, 2016, we have reserved approximately 5.1 million shares of common stock for future issuance under the LTIP.
The following awards were outstanding during the twenty-six weeks ended June 26, 2016:

Award Type	Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award(a)	Vesting Condition	Vesting Date	Estimated Forfeiture Rate	Awards Forfeited to Date	Settlement Method
RSU	LTIP	449,217	02/19/2014	16.70	Service	12/31/2016	13.49%	86,458	Stock
RSU	LTIP	269,662	03/03/2014	17.18	Performance / Service	12/31/2017	12.34%	55,516	Stock
RSU	LTIP	158,226	02/26/2015	27.51	Performance / Service	12/31/2018	(b)	158,226	Stock
RSU	LTIP	251,136	03/30/2016	25.36	Performance / Service	12/31/2019	(c)	—	Stock

(a)	The fair value of each RSA and RSU granted or vested represents the closing price of the Company's common stock on the respective grant date or vesting date.

(b)	Performance conditions associated with these awards were not satisfied. Therefore, 100% of the awards were forfeited.

(c)	The estimated forfeiture rate for these awards will be set if or when performance conditions associated with the awards are satisfied.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(In thousands)
Share-based compensation cost:
Cost of sales	$162	$152	$261	$265
Selling, general and administrative expense	827	319	1,608	1,003
Total	$989	$471	$1,869	$1,268

Income tax benefit	$293	$116	$550	$359

The Company’s RSA and RSU activity is included below:

	Twenty-Six Weeks Ended June 26, 2016		Twenty-Six Weeks Ended June 28, 2015
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of period	—	$—	30	$8.72
Vested	—	—	(15)	8.72
Forfeited	—	—	(15)	8.72
Outstanding at end of period	—	$—	—	$—

RSUs:
Outstanding at beginning of period	774	$18.78	1,120	$11.97
Granted	251	25.36	428	21.00
Vested	—	—	(671)	8.81
Forfeited	(193)	24.51	(85)	18.51
Outstanding at end of period	832	$19.44	792	$18.83
The total fair value of awards vested during the twenty-six weeks ended June 28, 2015 was $22.4 million. No awards vested during the twenty-six weeks ended June 26, 2016.
At June 26, 2016, the total unrecognized compensation cost related to all nonvested awards was $9.6 million. That cost is expected to be recognized over a weighted average period of 2.72 years.
Historically, we have issued new shares to satisfy award conversions.

15.	RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(In thousands)
JBS USA Food Company Holdings:
Letter of credit fees(a)	$—	$317	$202	$634
JBS USA Food Company:
Purchases from JBS USA Food Company(b)	26,377	26,714	$46,888	$54,294
Expenditures paid by JBS USA Food Company on behalf of Pilgrim’s Pride Corporation(c)	8,722	8,389	16,326	16,968
Sales to JBS USA Food Company(b)	4,114	5,377	7,416	12,245
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA Food Company(c)	1,725	315	8,688	2,029
JBS Chile Ltda.:
Sales to JBS Chile Ltda.	107	69	312	234
JBS Global (UK) Ltd.:
Sales to JBS Global (UK) Ltd.	—	—	122	—

(a)
JBS USA Food Company Holdings (“JBS USA Holdings”) arranged for letters of credit to be issued on its account in the aggregate amount of $56.5 million to an insurance company on behalf of the Company in order to allow that insurance company to return cash it held as collateral against potential workers’ compensation, auto liability and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA Holdings for the letter of credit fees the Company would otherwise incur under its U.S. Credit Facility. The letter of credit arrangements for $40.0 million and $16.5 million were terminated on March 7, 2016 and April 1, 2016, respectively. For the twenty-six weeks ended June 26, 2016, the Company reimbursed JBS USA Holdings $0.1 million for letter of credit fees.

(b)
We routinely execute transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of June 26, 2016 and December 27, 2015, the outstanding payable to JBS USA was $4.1 million and $7.0 million, respectively. As of June 26, 2016 and December 27, 2015, the outstanding receivable from JBS USA was $1.8 million and $2.6 million, respectively. As of June 26, 2016, approximately $0.1 million of goods from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.

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
On June 25, 2015, the Company signed an intercompany revolving note to its indirect wholly-owned subsidiary, Pilgrim’s Pride S. de R.L. de C.V., in a principal amount of $100.0 million. The note bears interest based on three-month LIBOR plus a margin of 2.5% and had a maturity date of June 24, 2020. The agreement was terminated in May 2016.  The proceeds of the note were used to fund a portion of the purchase price of the acquisition of Tyson Mexico (as defined in “Note 2. Business Acquisition”). Interest is payable quarterly and principal is due upon maturity. The outstanding note balance eliminates upon consolidation. As of June 26, 2016, there was no outstanding borrowings.

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
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. As of June 26, 2016, we had approximately 37,700 employees and the capacity to process more than 37 million birds per five-day work week for a total of more than 11 billion pounds of live chicken annually. Approximately 4,035 contract growers supply poultry for our operations. As of June 26, 2016, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 76.8% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2016) in this report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $152.9 million, or $0.60 per diluted common share, for the thirteen weeks ended June 26, 2016. These operating results included gross profit of $286.1 million. During the thirteen weeks ended June 26, 2016, we generated $111.1 million of cash from operations.
We reported net income attributable to Pilgrim’s Pride Corporation of $271.3 million, or $1.06 per diluted common share, for the twenty-six weeks ended June 26, 2016. These operating results included gross profit of $523.7 million. During the twenty-six weeks ended June 26, 2016, we generated $289.0 million of cash from operations.
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

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2016:
Second Quarter	$4.38	$3.52	$418.30	$266.80
First Quarter	3.73	3.52	275.30	257.20
2015:
Fourth Quarter	3.98	3.58	320.70	269.00
Third Quarter	4.34	3.48	374.80	302.40
Second Quarter	4.10	3.53	326.40	286.50
First Quarter	4.13	3.70	377.40	317.50
2014:
Fourth Quarter	4.14	3.21	411.60	304.60
Third Quarter	4.24	3.23	464.20	307.20
Second Quarter	5.16	4.39	506.00	448.40
First Quarter	4.92	4.12	470.50	416.50
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity’s price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended June 26, 2016 and June 28, 2015, we recognized net gains totaling $1.8 million and $5.6 million, respectively, related to changes in the fair values of our derivative financial instruments.
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

Recent Developments
Tyson Mexico Acquisition. On June 29, 2015, we acquired, indirectly through certain of our Mexican subsidiaries, 100% of the equity of Provemex Holding LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for cash. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. The acquired business has a production capacity of 2.5 million birds per five-day work week in its three plants and employs more than 4,500 people in its plants, offices and seven distribution centers. The acquisition further strengthens our strategic position in the Mexico chicken market. We plan to keep all current labor contracts in place. The results of operations of the acquired business since June 29, 2015 are included in our Condensed Consolidated Statements of Operations. Net sales generated by the acquired business during the thirteen and twenty-six weeks ended June 26, 2016 totaled $15.2 million and $118.1 million, respectively. This significant decrease in net sales during the thirteen weeks ended June 26, 2016 resulted from a shift in sales activity from the acquired business to our legacy business operating in Mexico. The acquired business incurred a net loss during the thirteen and twenty-six weeks ended June 26, 2016 totaling $0.2 million and $0.4 million, respectively.
Special Cash Dividend. On May 18, 2016, we paid a special cash dividend from retained earnings of approximately $700.0 million, or $2.75 per share, to stockholders of record on May 10, 2016. We used proceeds from the U.S. Credit Facility (defined below), along with cash on hand, to fund the special cash dividend. For additional information, see “Note 13. Stockholders' Equity - Special Cash Dividends” of our Condensed Consolidated Financial Statements included in this quarterly report.
Prepared Foods Recall and Production. During the twenty-six weeks ended June 26, 2016, we ordered a recall of approximately 5.6 million pounds of cooked chicken products after consumers and federal meat inspectors found contamination by certain foreign materials, including wood, plastic, rubber and metal, at one of our prepared foods facilities. At this time, there have been no confirmed reports of adverse reactions from the consumption of the recalled products. We are still assessing the full impact of this recall, and we have not included any of these expenses in our 2016 results. We currently do not expect that the recall and its direct effects will have a material impact on our financial position or results of operations. Unrelated to the recall, we also made operational improvements in one of our prepared foods facilities that negatively impacted production during the thirteen weeks ended June 26, 2016, but positioned that facility for future long-term growth.
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
Results of Operations
Thirteen Weeks Ended June 26, 2016 Compared to Thirteen Weeks Ended June 28, 2015
Net sales. Net sales generated in the thirteen weeks ended June 26, 2016 decreased $25.6 million, or 1.2%, from net sales generated in the thirteen weeks ended June 28, 2015. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended June 26, 2016	Change from Thirteen Weeks Ended June 28, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$1,677,445	$(161,414)	(8.8)%	(a)
Mexico	350,870	135,853	63.2%	(b)
Total net sales	$2,028,315	$(25,561)	(1.2)%

(a)
U.S. net sales generated in the thirteen weeks ended June 26, 2016 decreased $161.4 million, or 8.8%, from U.S. net sales generated in the thirteen weeks ended June 28, 2015 primarily because of decreased sales volume. The decrease in sales volume contributed $101.3 million, or 5.5 percentage points, to the net sales decrease. The decrease in sales volume was partially due to production limitations caused by operational improvements in one of our prepared foods facilities during the period. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced fresh chicken products when compared to the same period in the prior year, contributed $60.2 million, or 3.2 percentage points, to the net sales decrease. Included in U.S. net sales generated during the thirteen weeks ended June 26, 2016 and June 28, 2015 were net sales to JBS USA Food Company totaling $4.1 million and $5.4 million, respectively.

(b)
Mexico net sales generated in the thirteen weeks ended June 26, 2016 increased $135.9 million, or 63.2%, from Mexico net sales generated in the thirteen weeks ended June 28, 2015 primarily because of an increase in sales volume and an increase in net sales per pound partially offset by the impact of foreign currency translation. The increase in sales volume contributed $167.8 million, or 78.1 percentage points, to the increase in net sales.

The increase in net sales per pound contributed $30.5 million, or 14.2 percentage points to the increase in net sales. The impact of foreign currency translation contributed $62.5 million, or 29.1 percentage points, to the decrease in net sales. Other factors affecting the increase in Mexico net sales were immaterial.
Gross profit. Gross profit decreased by $145.9 million, or 33.8%, from $432.0 million generated in the thirteen weeks ended June 28, 2015 to $286.1 million generated in the thirteen weeks ended June 26, 2016. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended June 26, 2016	Change from Thirteen Weeks Ended June 28, 2015		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	June 26, 2016	June 28, 2015
	In thousands, except percent data
Net sales	$2,028,315	$(25,561)	(1.2)%	100.0%	100.0%
Cost of sales	1,742,184	120,328	7.4%	85.9%	79.0%	(a)(b)
Gross profit	$286,131	$(145,889)	(33.8)%	14.1%	21.0%

Sources of gross profit	Thirteen Weeks Ended June 26, 2016	Change from Thirteen Weeks Ended June 28, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$206,176	$(178,014)	(46.3)%	(a)
Mexico	79,931	32,125	67.2%	(b)
Elimination	24	—	—%
Total gross profit	$286,131	$(145,889)	(33.8)%

Sources of cost of sales	Thirteen Weeks Ended June 26, 2016	Change from Thirteen Weeks Ended June 28, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$1,471,269	$16,600	1.1%	(a)
Mexico	270,939	103,728	62.0%	(b)
Elimination	(24)	—	—%
Total cost of sales	$1,742,184	$120,328	7.4%

(a)
Cost of sales incurred by the U.S. operations during the thirteen weeks ended June 26, 2016 increased $16.6 million, or 1.1%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended June 28, 2015. Cost of sales primarily increased because of a $20.9 million increase in wage and benefits costs, a $8.7 million increase in contract labor costs, a $5.9 million increase in contract grower costs, derivative gains of $1.7 million recognized in the thirteen weeks ended June 26, 2016 as compared to derivative gains of $5.6 million recognized in the thirteen weeks ended June 28, 2015, a $3.8 million increase in repairs and maintenance costs, a $3.3 million increase in supplies and equipment costs, a $2.5 million increase in co-pack labor and meat costs, and a $1.7 million increase in rent and lease costs. These increases in cost of sales components were partially offset by a $28.8 million decrease in feed ingredients costs, and a $6.3 million decrease in freight and storage costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the thirteen weeks ended June 26, 2016 increased $103.7 million, or 62.0%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended June 28, 2015. Cost of sales primarily increased because of increased sales and feed ingredients costs. Cost of sales increased because of a $17.4 million increase in wages and benefits, a $6.9 million increase in depreciation and amortization costs, a $6.3 million increase in freight and storage, a $5.6 million increase in contract grower costs, and a $5.0 million increase in utilities. Increases to cost of sales were primarily offset because of the impact of foreign currency translation, which contributed $48.2 million, or 28.9 percentage points, to the decrease in cost of sales. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income decreased by $141.8 million, or 37.5%, from $378.4 million generated in the thirteen weeks ended June 28, 2015 to $236.6 million generated in the thirteen weeks ended June 26, 2016. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Thirteen Weeks Ended June 26, 2016	Change from Thirteen Weeks Ended June 28, 2015		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	June 26, 2016	June 28, 2015
	(In thousands, except percent data)
Gross profit	$286,131	$(145,889)	(33.8)%	14.1%	21.0%
SG&A expense	49,520	686	1.4%	2.4%	2.4%	(a)(b)
Administrative restructuring charges	—	(4,813)	—%	—%	0.2%	(c)
Operating income	$236,611	$(141,762)	(37.5)%	11.7%	18.4%

Sources of operating income	Thirteen Weeks Ended June 26, 2016	Change from Thirteen Weeks Ended June 28, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$164,494	$(171,289)	(51.0)%
Mexico	72,093	29,527	69.4%
Elimination	24	—	—%
Total operating income	$236,611	$(141,762)	(37.5)%

Sources of SG&A expense	Thirteen Weeks Ended June 26, 2016	Change from Thirteen Weeks Ended June 28, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$41,682	$(1,912)	(4.4)%	(a)
Mexico	7,838	2,598	49.6%	(b)
Total SG&A expense	$49,520	$686	1.4%

Sources of administrative restructuring charges	Thirteen Weeks Ended June 26, 2016	Change from Thirteen Weeks Ended June 28, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$—	$(4,813)	(100.0)%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$—	$(4,813)	(100.0)%

(a)
SG&A expense incurred by the U.S. operations during the thirteen weeks ended June 26, 2016 decreased $1.9 million, or 4.4%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended June 28, 2015, primarily because of a $2.3 million decrease in brokerage expenses and a $0.5 million decrease in outside services expenses. These decreases were partially offset by a $1.2 million increase in professional fees and a $0.5 million increase in advertising and promotion expense. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the thirteen weeks ended June 26, 2016 increased $2.6 million, or 49.6%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended June 28, 2015 primarily because of a $1.0 million increase in employee relations, a $0.6 million increase in wages and benefits, a $0.5 million increase in contract labor and a $0.4 million loss on asset disposal.Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred by the U.S. operations during the thirteen weeks ended June 28, 2015 represented impairment costs of $4.8 million related to assets held for sale in Louisiana and Texas.

Net interest expense. Net interest expense increased 6.1% to $10.9 million recognized in the thirteen weeks ended June 26, 2016 from $10.2 million recognized in the thirteen weeks ended June 28, 2015 primarily because of an increase in average borrowings compared to the same period in the prior year. Average borrowings increased from $1.0 billion in the thirteen weeks ended June 28, 2015 to $1.1 billion in the thirteen weeks ended June 26, 2016 due to increased borrowings related to our Senior Notes and U.S. Credit Facility term notes. The weighted average interest rate was 3.7% in the thirteen weeks ended June 28, 2015 and June 26, 2016.
Income taxes. Income tax expense decreased to $78.4 million, a 33.9% effective tax rate, for the thirteen weeks ended June 26, 2016 compared to income tax expense of $129.1 million, a 34.8% effective tax rate, for the thirteen weeks ended June 28, 2015. The decrease in income tax expense in 2016 resulted primarily from a decrease in pre-tax income.

Twenty-Six Weeks Ended June 26, 2016 Compared to Twenty-Six Weeks Ended June 28, 2015
Net sales. Net sales generated in the twenty-six weeks ended June 26, 2016 decreased $115.5 million, or 2.8%, from net sales generated in the twenty-six weeks ended June 28, 2015. The following table provides net sales information:

Sources of net sales	Twenty-Six Weeks Ended June 26, 2016	Change from Twenty-Six Weeks Ended June 28, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$3,347,726	$(333,891)	(9.1)%	(a)
Mexico	643,526	218,348	51.4%	(b)
Total net sales	$3,991,252	$(115,543)	(2.8)%

(a)
U.S. net sales generated in the twenty-six weeks ended June 26, 2016 decreased $333.9 million, or 9.1%, from U.S. net sales generated in the twenty-six weeks ended June 28, 2015 primarily because of decrease in sales volume and a decrease net sales per pound. The decrease in sales volume contributed $170.3 million, or 4.6 percentage points, to the decrease in net sales. The decrease in sales volume was partially due to production limitations caused by operational improvements in one of our prepared foods facilities during the period. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced fresh chicken products when compared to the same period in the prior year, contributed $163.6 million, or 4.4 percentage points, to the net sales decrease. Included in U.S. net sales generated during the twenty-six weeks ended June 26, 2016 and June 28, 2015 were net sales to JBS USA Food Company totaling $7.4 million and $12.2 million, respectively.

(b)
Mexico net sales generated in the twenty-six weeks ended June 26, 2016 increased $218.3 million, or 51.4%, from Mexico net sales generated in the twenty-six weeks ended June 28, 2015 primarily because of an increase in sales volume and an increase in net sales per pound partially offset by the impact of foreign currency translation. The increase in sales volume contributed $336.7 million, or 79.2 percentage points, to the increase in net sales. The increase in net sales per pound contributed $4.5 million, or 1.0 percentage points, to the increase in net sales. The impact of foreign currency translation contributed $122.8 million, or 28.9 percentage points, to the decrease in net sales. Other factors affecting the increase in Mexico net sales were immaterial.

Gross profit. Gross profit decreased by $285.4 million, or 35.3%, from $809.1 million generated in the twenty-six weeks ended June 28, 2015 to $523.7 million generated in the twenty-six weeks ended June 26, 2016. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Twenty-Six Weeks Ended June 26, 2016	Change from Twenty-Six Weeks Ended June 28, 2015		Percent of Net Sales
				Twenty-Six Weeks Ended
		Amount	Percent	June 26, 2016	June 28, 2015
	In thousands, except percent data
Net sales	$3,991,252	$(115,543)	(2.8)%	100.0%	100.0%
Cost of sales	3,467,559	169,904	5.2%	86.9%	80.3%	(a)(b)
Gross profit	$523,693	$(285,447)	(35.3)%	13.1%	19.7%

Sources of gross profit	Twenty-Six Weeks Ended June 26, 2016	Change from Twenty-Six Weeks Ended June 28, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$422,502	$(300,240)	(41.5)%	(a)
Mexico	101,143	14,793	17.1%	(b)
Elimination	48	—	—%
Total gross profit	$523,693	$(285,447)	(35.3)%

Sources of cost of sales	Twenty-Six Weeks Ended June 26, 2016	Change from Twenty-Six Weeks Ended June 28, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$2,925,224	$(33,652)	(1.1)%	(a)
Mexico	542,383	203,556	60.1%	(b)
Elimination	(48)	—	—%
Total cost of sales	$3,467,559	$169,904	5.2%

(a)
Cost of sales incurred by the U.S. operations during twenty-six weeks ended June 26, 2016 decreased $33.7 million, or 1.1%, from cost of sales incurred by the U.S. operations during the twenty-six weeks weeks ended June 28, 2015. Cost of sales decreased primarily because of a $88.7 million decrease in feed ingredients costs, a $11.5 million decrease in freight and storage costs, a $4.2 million decrease in vehicle costs, and a $2.4 million decrease in utilities costs. These decreases in cost of sales were primarily offset by derivative gains of $5.9 million recognized in the twenty-six weeks ended June 26, 2016 as compared to derivative gains of $28.7 million recognized in the twenty-six weeks ended June 28, 2015, a $18.6 million increase in wage and benefits costs, a $14.9 million increase in contract labor costs, a $7.9 million increase in supplies and equipment cost, a $7.0 million increase in contract grower costs, and a $6.3 million increase in repairs and maintenance costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the twenty-six weeks ended June 26, 2016 increased $203.6 million, or 60.1%, from cost of sales incurred by the Mexico operations during the twenty-six weeks ended June 28, 2015. Cost of sales primarily increased because of increased sales and feed ingredients costs. Cost of sales increased because of a $27.6 million increase in wages and benefits, a $11.4 million increase in depreciation and amortization costs, a $12.7 million increase in freight and storage, a $7.5 million increase in contract grower costs, and a $7.2 million increase in utilities. Increases to cost of sales were primarily offset because of the impact of foreign currency translation, which contributed $103.5 million, or 16.8 percentage points to the decrease in cost of sales. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income decreased by $280.6 million, or 39.7%, from $706.0 million generated in the twenty-six weeks ended June 28, 2015 to $425.4 million generated in the twenty-six weeks ended June 26, 2016. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Twenty-Six Weeks Ended June 26, 2016	Change from Twenty-Six Weeks Ended June 28, 2015		Percent of Net Sales
				Twenty-Six Weeks Ended
		Amount	Percent	June 26, 2016	June 28, 2015
	(In thousands, except percent data)
Gross profit	$523,693	$(285,447)	(35.3)%	13.1%	19.7%
SG&A expense	98,308	(33)	—%	2.5%	2.4%	(a)(b)
Administrative restructuring charges	—	(4,813)	(100.0)%	—%	0.1%	(c)
Operating income	$425,385	$(280,601)	(39.7)%	10.6%	17.2%

Sources of operating income	Twenty-Six Weeks Ended June 26, 2016	Change from Twenty-Six Weeks Ended June 28, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$339,084	$(290,353)	(46.1)%
Mexico	86,253	9,752	12.7%
Elimination	48	—	—%
Total operating income	$425,385	$(280,601)	(39.7)%

Sources of SG&A expense	Twenty-Six Weeks Ended June 26, 2016	Change from Twenty-Six Weeks Ended June 28, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$83,418	$(5,074)	(5.7)%	(a)
Mexico	14,890	5,041	51.2%	(b)
Total SG&A expense	$98,308	$(33)	—%

Sources of administrative restructuring charges	Twenty-Six Weeks Ended June 26, 2016	Change from Twenty-Six Weeks Ended June 28, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$—	$(4,813)	(100.0)%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$—	$(4,813)	(100.0)%

(a)
SG&A expense incurred by the U.S. operations during the twenty-six weeks ended June 26, 2016 decreased $5.1 million, or 5.7%, from SG&A expense incurred by the U.S. operations during the twenty-six weeks ended June 28, 2015 primarily because of a $3.7 million decrease in brokerage expenses, a $1.1 million decrease in wages and benefits, and $1.1 million decrease in outside services expense. Theses decreases were partially offset by an increase in advertising and promotion expenses. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the twenty-six weeks ended June 26, 2016 increased $5.0 million, or 51.2%, from SG&A expense incurred by the Mexico operations during the twenty-six weeks ended June 28, 2015 primarily because of a $2.9 million increase in wages and benefits, a $1.6 million increase in employee relations expense, and a $0.5 million increase in contract labor expense. Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred by the U.S. operations during the twenty-six weeks ended June 28, 2015 represented impairment costs of $4.8 million related to assets held for sale in Louisiana and Texas.

Net interest expense. Net interest expense increased 6.1% to $22.2 million recognized in the twenty-six weeks ended June 26, 2016 from $13.6 million recognized in the twenty-six weeks ended June 28, 2015 primarily because of an increase in average borrowings compared to the same period in the prior year. Average borrowings increased from $861.3 million in the twenty-six weeks ended June 28, 2015 to $1.0 billion in the twenty-six weeks ended June 26, 2016 due to increased borrowings related to our Senior Notes and U.S. Credit Facility term notes. The increase in higher average borrowings was partially offset by a decrease in the weighted average interest rate. The weighted average interest rate decreased from 4.3% in the twenty-six weeks ended June 28, 2015 to 3.7% in the twenty-six weeks ended June 26, 2016.
Income taxes. Income tax expense decreased to $141.0 million, a 34.2% effective tax rate, for the twenty-six weeks ended June 26, 2016 compared to income tax expense of $240.6 million, a 35.1% effective tax rate, for the twenty-six weeks ended June 28, 2015. The decrease in income tax expense in 2016 resulted primarily from a decrease in pre-tax income.
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of June 26, 2016:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$41.0
Borrowing arrangements:
U.S. Credit Facility	$700.0	$52.1	571.0	(a)
Mexico Credit Facility	79.2	79.2	—	(b)

(a)
Actual borrowings under our U.S. Credit Facility (as described below) are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at June 26, 2016 was $665.8 million. Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at June 26, 2016 totaled $42.7 million.

(b)
As of June 26, 2016, the U.S. dollar-equivalent amount available under the Mexico Credit Facility (as described below) was $79.2 million.  The Mexico Credit Facility provides for a loan commitment of 1.5 billion Mexican pesos.

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
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. No installments of principal are required to be made prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The Company had Term Loans outstanding totaling $500.0 million as of June 26, 2016.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through June 26, 2016 and, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through June 26, 2016 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by the Company under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. As of June 26, 2016, the applicable borrowing base was $665.8 million and the amount available for borrowing under the revolving loan commitment was $571.0 million. The Company had letters of credit of $42.7 million and $52.1 million outstanding borrowings under the revolving loan commitment as of June 26, 2016.
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
All obligations under the U.S. Credit Facility continue to be unconditionally guaranteed by certain of the Company’s subsidiaries and continue to be secured by a first priority lien on (i) the accounts receivable and inventory of our company and its non-Mexico subsidiaries, (ii) 100% of the equity interests in our domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in our direct foreign subsidiaries and (iii) substantially all of the assets of the Company and the guarantors under the U.S. Credit Facility.
Mexico Credit Facility
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.90%. The Mexico Credit Facility will mature on July 23, 2017. As of June 26, 2016, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $79.2 million, and there were $79.2 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 4.99%. As of June 26, 2016, there was no borrowing availability.

Off-Balance Sheet Arrangements
We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $6.5 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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
Historical Flow of Funds
Cash provided by operating activities was $289.0 million and $588.1 million for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively. The decrease in cash flows provided by operating activities was primarily a result of decreased net income for the twenty-six weeks ended June 26, 2016 as compared to the twenty-six weeks ended June 28, 2015 and an increase in net operating assets for the twenty-six weeks ended June 26, 2016 as compared to a decrease in net operating assets for the twenty-six weeks ended June 28, 2015. The impact of net income and net operating assets on cash provided by operating activities was partially offset by increased net noncash expenses for the twenty-six weeks ended June 26, 2016 as compared to the twenty six weeks ended June 28, 2015.
Trade accounts and other receivables, including accounts receivable from related parties, decreased $6.6 million, or 1.9%, to $345.1 million at June 26, 2016 from $351.7 million at December 27, 2015. The change resulted primarily from a decrease in sales generated in the two weeks ended June 26, 2016 as compared to sales generated in the two weeks ended December 27, 2015. Trade accounts and other receivables, including accounts receivable from related parties, decreased $35.0 million, or 9.1%, to $349.1 million at June 28, 2015 from $384.1 million at December 28, 2014. The change resulted primarily from a decrease in sales generated in the two weeks ended June 28, 2015 as compared to sales generated in the two weeks ended December 28, 2014.
Inventories increased $31.2 million, or 3.9%, to $832.6 million at June 26, 2016 from $801.4 million at December 27, 2015. This change resulted primarily from increased costs for feed grains and their impact on the value of our live chicken inventories. Inventories decreased $3.2 million, or 0.4%, to $787.1 million at June 28, 2015 from $790.3 million at December 28, 2014. This change resulted primarily from decreased costs for feed grains and their impact on the value of our live chicken inventories.
Prepaid expenses and other current assets increased $19.8 million, or 26.2%, to $95.4 million at June 26, 2016 from $75.6 million at December 27, 2015. This change resulted primarily from a $23.2 million increase in open derivative positions and a $2.5 million increase in value-added tax receivables partially offset by a $7.8 million decrease in prepaid insurance premiums. Prepaid expenses and other current assets decreased $7.2 million, or 7.6%, to $88.2 million at June 28, 2015 from $95.4 million at December 28, 2014. This change resulted primarily from a $7.6 million decrease in open derivative positions and margin cash on deposit with our derivatives traders.
Accounts payable, including accounts payable to related parties, decreased $19.1 million, or 3.9%, to $470.8 million at June 26, 2016 from $490.0 million at December 27, 2015. This change resulted primarily from an $16.2 million decrease in trade payables and a $2.9 million decrease in the payable to related parties. Accounts payable, including accounts payable to related parties, increased $69.2 million, or 17.1%, to $473.5 million at June 28, 2015 from $404.3 million at December 28, 2014. This change resulted primarily from a shift in our supply chain finance structure.
Accrued expenses and other current liabilities of $314.9 million at June 26, 2016 were relatively unchanged from accrued expenses and other current liabilities of $315.0 million at December 27, 2015. Accrued expenses and other current liabilities decreased $15.2 million, or 4.9%, to $296.7 million at June 28, 2015 from $311.9 million at December 28, 2014. This change resulted primarily from a $22.6 million decrease in accrued compensation and benefits costs, and a $1.5 million decrease in derivative liabilities that was partially offset by an $ 8.9 million increase in accrued interest.
Income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive income (loss), increased by $26.7 million, or 33.7%, to a net liability position of $105.9 million at June 26, 2016 from a net liability position of

$79.2 million at December 27, 2015. This change resulted primarily from tax expense recorded on our year-to-date income and the timing of estimated tax payments. Income taxes changed from a net liability position of $84.3 million at December 28, 2014 to a net liability position of $47.8 million at June 28, 2015. This change resulted primarily from tax expense recorded on our year-to-date income and timing of estimated tax payments.
Net noncash expenses totaled $83.1 million and $75.0 million for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively. Net noncash expenses for the twenty-six weeks ended June 26, 2016 included depreciation and amortization expense of $88.7 million, a net gain on property disposals of $6.8 million and other net noncash expenses totaling $1.2 million. Net noncash expenses for the twenty-six weeks ended June 28, 2015 included depreciation and amortization expense of $75.1 million and other net noncash income totaling $0.1 million.
Cash used in investing activities was $85.9 million and $85.6 million for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively. Capital expenditures totaled $94.0 million and $87.7 million in the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively. Capital expenditures increased by $6.3 million primarily because of the number of projects that were active during the twenty-six weeks ended June 26, 2016 as compared to the twenty-six weeks ended June 28, 2015. Capital expenditures for 2016 cannot exceed $500.0 million under the U.S. Credit Facility. Cash proceeds from property disposals in the twenty-six weeks ended June 26, 2016 and June 28, 2015 were $8.1 million and $2.1 million, respectively.
Cash used in financing activities was $601.7 million and $504.5 million in the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively. During the twenty-six weeks ended June 26, 2016, cash of $699.9 million was used to fund a special cash dividend, cash of $219.8 million was used for payments on our revolving lines of credit and capital lease obligations, cash of $65.6 million was used for payments on a current note payable to bank, cash of $7.3 million was used to purchase common stock under the share repurchase program and cash of $0.7 million was used to pay capitalized loan costs. During the twenty-six weeks ended June 26, 2016, cash of $351.1 million was provided through our revolving lines of credit and cash of $36.8 million was provided through a current note payable to bank. During the twenty-six weeks ended June 28, 2015, cash of $1.5 billion was used to fund special cash dividends, cash of $683.7 million was used to repay revolving line of credit obligations, long-term borrowings and capital lease obligations, and cash of $10.1 million was used to pay capitalized loan costs. During the twenty-six weeks ended June 28, 2015, cash of $1.7 billion was provided from borrowings under our revolving line of credit and long-term borrowings and cash of $7.8 million was provided through a tax benefit related to share-based compensation.
Contractual Obligations
Contractual obligations at June 26, 2016 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$1,131,319	$—	$79,248	$552,071	$500,000
Interest(c)	299,991	21,502	80,381	68,733	129,375
Capital leases	500	61	244	195	—
Operating leases	97,127	14,135	41,695	26,709	14,588
Derivative liabilities	20,038	20,038	—	—	—
Purchase obligations(d)	270,051	269,351	700	—	—
Total	$1,819,026	$325,087	$202,268	$647,708	$643,963

(a)
The total amount of unrecognized tax benefits at June 26, 2016 was $16.8 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $42.7 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of June 26, 2016.

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
`In June 2016, the FASB issued new accounting guidance on the measurement of credit losses on financial instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to these new accounting pronouncements.
Critical Accounting Policies
During the thirteen weeks ended June 26, 2016, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of June 26, 2016. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended June 26, 2016, such a change would have resulted in a change to cost of sales of approximately $61.7 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at June 26, 2016 would be $11.5 million, excluding any potential impact on the production costs of our chicken inventories.
The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal and soybean oil prices on June 26, 2016 would have resulted in a change of approximately $0.3 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.

Interest Rates
Our variable-rate debt instruments represent approximately 55.7% of our total debt at June 26, 2016. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.4 million for the thirteen weeks ended June 26, 2016.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $8.6 million as of June 26, 2016.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange gains, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a gain of $4.7 million and a loss of $2.1 million in the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively. Foreign currency exchange gains, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a gain of $5.0 million and a loss of $11.0 million in the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively. The average exchange rates for the thirteen weeks ended June 26, 2016 and June 28, 2015 were 18.04 Mexican pesos to 1 U.S. dollar and 15.32 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of June 26, 2016 and June 28, 2015. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico operations at June 26, 2016, such a change would have resulted in a decrease in foreign currency transaction gains recognized in the thirteen weeks ended June 26, 2016 of approximately $1.2 million. Based on the net monetary asset position of our Mexico operations at June 28, 2015, such a change would have resulted in an increase in foreign currency transaction losses recognized in the thirteen weeks ended June 28, 2015 of approximately $38.0 million. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
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
As of June 26, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief

Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended June 26, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On July 28, 2015, our Board of Directors approved a $150.0 million share repurchase authorization. We plan to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. The extent to which we repurchase our shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by our management team. We reserve the right to limit or terminate the repurchase program at any time without notice. As of June 26, 2016, we had repurchased 5,170,458 shares under this program with a market value of approximately $106.6 million. Set forth below is information regarding our stock repurchases for the thirteen weeks ended June 26, 2016.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs
March 28, 2016 through April 24, 2016	78,418	$23.92	78,418	$196,234,248
April 25, 2016 through May 29, 2016	117,600	23.77	117,600	193,438,871
May 30, 2016 through June 26, 2016	—	—	—	193,438,871
Total	196,018	$23.83	196,018	$193,438,871

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

10.1
First Amendment to the Second Amended and Restated Credit Agreement dated April 27, 2016 among Pilgrim's Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto.*

10.2
Checking Account Loan Opening Contract dated July 23, 2014 among Avícola Pilgrim's Pride de Mexico, S.A. de C.V., as borrower, Pilgrim's Pride S. de R.L. de C.V. and Comercializadora de Carnes de Mexico, S. de R.L. de C.V., as guarantors, and BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as borrower.*

10.3
Agreement to Modify Checking Account Loan Opening Contract dated November 3, 2015 among Avícola Pilgrim's Pride de Mexico, S.A. de C.V., as borrower, Pilgrim's Pride S. de R.L. de C.V. and Comercializadora de Carnes de Mexico, S. de R.L. de C.V., as guarantors, and BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as borrower.*

12	Ratio of Earnings to Fixed Charges for the twenty-six weeks ended June 26, 2016 and June 28, 2015.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: July 27, 2016	/s/ Fabio Sandri
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

10.1
First Amendment to the Second Amended and Restated Credit Agreement dated April 27, 2016 among Pilgrim's Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto.*

10.2
Checking Account Loan Opening Contract dated July 23, 2014 among Avícola Pilgrim's Pride de Mexico, S.A. de C.V., as borrower, Pilgrim's Pride S. de R.L. de C.V. and Comercializadora de Carnes de Mexico, S. de R.L. de C.V., as guarantors, and BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as borrower.*

10.3
Agreement to Modify Checking Account Loan Opening Contract dated November 3, 2015 among Avícola Pilgrim's Pride de Mexico, S.A. de C.V., as borrower, Pilgrim's Pride S. de R.L. de C.V. and Comercializadora de Carnes de Mexico, S. de R.L. de C.V., as guarantors, and BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as borrower.*

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