Form 10-Q
period 2016-09-25
PILGRIMS PRIDE CORP
filed 2016-10-27
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016
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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of October 26, 2016, was 251,330,211.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25, 2016	December 27, 2015
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$85,994	$439,638
Trade accounts and other receivables, less allowance for doubtful accounts	350,810	348,994
Account receivable from related parties	3,491	2,668
Inventories	796,808	801,357
Income taxes receivable	51,057	71,410
Prepaid expenses and other current assets	75,686	75,602
Assets held for sale	6,049	6,555
Total current assets	1,369,895	1,746,224
Other long-lived assets	15,887	15,672
Identified intangible assets, net	40,548	47,453
Goodwill	125,607	156,565
Property, plant and equipment, net	1,450,352	1,352,529
Total assets	$3,002,289	$3,318,443

Notes payable to banks	$—	$28,726
Accounts payable	494,076	482,954
Account payable to related parties	9,689	7,000
Accrued expenses and other current liabilities	297,214	314,966
Income taxes payable	43,258	13,228
Current maturities of long-term debt	92	86
Total current liabilities	844,329	846,960
Long-term debt, less current maturities	1,004,840	985,509
Deferred tax liabilities	144,423	131,882
Other long-term liabilities	91,890	92,282
Total liabilities	2,085,482	2,056,633
Common stock	2,597	2,597
Treasury stock	(119,566)	(99,233)
Additional paid-in capital	1,681,005	1,675,674
Accumulated deficit	(591,253)	(261,252)
Accumulated other comprehensive loss	(65,848)	(58,930)
Total Pilgrim’s Pride Corporation stockholders’ equity	906,935	1,258,856
Noncontrolling interest	9,872	2,954
Total stockholders’ equity	916,807	1,261,810
Total liabilities and stockholders’ equity	$3,002,289	$3,318,443
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(In thousands, except per share data)
Net sales	$2,031,721	$2,112,529	$6,022,973	$6,219,324
Cost of sales	1,821,504	1,827,985	5,289,063	5,125,640
Gross profit	210,217	284,544	733,910	1,093,684
Selling, general and administrative expense	46,116	52,620	144,424	150,961
Administrative restructuring charges	279	792	279	5,605
Operating income	163,822	231,132	589,207	937,118
Interest expense, net of capitalized interest	11,959	10,501	35,540	26,870
Interest income	(125)	(319)	(1,501)	(3,086)
Foreign currency transaction loss (gain)	4,142	12,773	(837)	23,806
Miscellaneous, net	(1,741)	(2,071)	(5,637)	(7,135)
Income before income taxes	149,587	210,248	561,642	896,663
Income tax expense	51,060	73,153	192,062	313,751
Net income	98,527	137,095	369,580	582,912
Less: Net income (loss) attributable to noncontrolling interests	(130)	33	(334)	146
Net income attributable to Pilgrim’s Pride Corporation	$98,657	$137,062	$369,914	$582,766

Weighted average shares of common stock outstanding:
Basic	254,460	259,280	254,607	259,540
Effect of dilutive common stock equivalents	460	223	430	225
Diluted	254,920	259,503	255,037	259,765

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.39	$0.53	$1.45	$2.25
Diluted	$0.39	$0.53	$1.45	$2.24
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(In thousands)
Net income	$98,527	$137,095	$369,580	$582,912
Other comprehensive income (loss):
Gain (loss) associated with available-for-sale securities, net of tax expense (benefit) of $43, $(41) and $30, respectively	—	70	(67)	50
Gain (loss) associated with pension and other postretirement benefits, net of tax expense (benefit) of $1,139, $(6,206), $(4,155) and $(2,129), respectively	1,878	(10,234)	(6,851)	(3,511)
Total other comprehensive income (loss), net of tax	1,878	(10,164)	(6,918)	(3,461)
Comprehensive income	100,405	126,931	362,662	579,451
Less: Comprehensive income (loss) attributable to noncontrolling interests	(130)	33	(334)	146
Comprehensive income attributable to Pilgrim’s Pride Corporation	$100,535	$126,898	$362,996	$579,305
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 27, 2015	259,685	$2,597	(4,862)	$(99,233)	$1,675,674	$(261,252)	$(58,930)	$2,954	$1,261,810
Net income (loss)	—	—	—	—	—	369,914	—	(334)	369,580
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,918)	—	(6,918)
Share-based compensation plans:
Requisite service period recognition	—	—	—	—	5,404	—	—	—	5,404
Common stock purchased under share repurchase program	—	—	(925)	(20,333)	—	—	—	—	(20,333)
Common stock purchased from retirement plan participants	(3)	—	—	—	(73)	—	—	—	(73)
Capital contributions to subsidiary by noncontrolling stockholders	—	—	—	—	—	—	—	7,252	7,252
Special cash dividend	—	—	—	—	—	(699,915)	—	—	(699,915)
Balance at September 25, 2016	259,682	$2,597	(5,787)	$(119,566)	$1,681,005	$(591,253)	$(65,848)	$9,872	$916,807

Balance at December 28, 2014	259,029	$2,590	—	$—	$1,662,354	$591,492	$(62,541)	$2,906	$2,196,801
Net income (loss)	—	—	—	—	—	582,766	—	146	582,912
Other comprehensive income, net of tax	—	—	—	—	—	—	(3,461)	—	(3,461)
Share-based compensation plans:
Common stock issued under compensation plans	671	7			(7)	—	—	—	—
Common stock forfeited under compensation plans	(15)	—	—	—	(85)	—	—	—	(85)
Requisite service period recognition	—	—	—	—	2,217	—	—	—	2,217
Tax benefit related to share-based compensation	—	—	—	—	7,834	—	—	—	7,834
Common stock purchased under share repurchase program	—	—	(1,915)	(45,080)	—	—	—	—	(45,080)
Special cash dividend	—	—			—	(1,498,470)	—	—	(1,498,470)
Other	—	—	—	—	188	(188)	—	—	—
Balance at September 27, 2015	259,685	$2,597	(1,915)	$(45,080)	$1,672,501	$(324,400)	$(66,002)	$3,052	$1,242,668

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$369,580	$582,912
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	134,455	116,485
Asset impairment	—	4,813
Gain on property disposals	(7,315)	(9,817)
Loss on equity method investments	194	—
Share-based compensation	5,404	2,132
Deferred income tax benefit	(1,285)	(7,214)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(2,639)	40,694
Inventories	4,548	17,162
Prepaid expenses and other current assets	(83)	(1,415)
Accounts payable, accrued expenses and other current liabilities	(7,812)	92,159
Income taxes	45,220	17,836
Long-term pension and other postretirement obligations	(8,294)	(2,668)
Other operating assets and liabilities	(864)	3,235
Cash provided by operating activities	531,109	856,314
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(173,440)	(129,848)
Purchase of acquired business, net of cash acquired	—	(373,532)
Proceeds from property disposals	10,316	13,553
Cash used in investing activities	(163,124)	(489,827)
Cash flows from financing activities:
Proceeds from note payable to bank	36,838	5,869
Payments on note payable to bank	(65,564)	—
Proceeds from revolving line of credit and long-term borrowings	515,292	1,680,000
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(498,124)	(683,742)
Proceeds from equity contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	3,691	—
Tax benefit related to share-based compensation	—	7,834
Capital contributions to subsidiary by noncontrolling stockholders	7,252	—
Payment of capitalized loan costs	(693)	(12,322)
Purchase of common stock under share repurchase program	(20,333)	(45,080)
Purchase of common stock from retirement plan participants	(73)	—
Payment of special cash dividends	(699,915)	(1,498,470)
Cash used in financing activities	(721,629)	(545,911)
Decrease in cash and cash equivalents	(353,644)	(179,424)
Cash and cash equivalents, beginning of period	439,638	576,143
Cash and cash equivalents, end of period	$85,994	$396,719
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 90 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. As of September 25, 2016, Pilgrim’s had approximately 38,200 employees and the capacity to process approximately 37 million birds per five-day work week for a total of approximately 11 billion pounds of live chicken annually. Approximately 4,035 contract growers supply poultry for the Company’s operations. As of September 25, 2016, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 77.0% of the Company’s outstanding common stock.
Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 25, 2016 are not necessarily indicative of the results that may be expected for the year ending December 25, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2015.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In June 2015, the FASB agreed to defer by one year the mandatory effective date of this standard, but will also provide entities the option to adopt the new guidance as of the original effective date. The provisions of the new guidance will be effective as of the beginning of our 2018 fiscal year, but we have the option to adopt the guidance as early as the beginning of our 2017 fiscal year. We are currently identifying and cataloging the various types of revenue transactions to which we are a party. We also continue to evaluate the impact of the new guidance on our financial statements and have not yet selected either a transition approach to implement the standard or an adoption date.
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
On June 29, 2015, the Company acquired, indirectly through certain of its Mexican subsidiaries, 100% of the equity of Provemex Holding LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for cash. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. The acquired business has a production capacity of 2.5 million birds per five-day work week in its three plants and employs approximately 4,250 people in its plants, offices and seven distribution centers. The acquisition further strengthens the Company's strategic position in the Mexico chicken market.
The following table summarizes the consideration paid for Tyson Mexico (in thousands):

Negotiated sales price	$400,000
Working capital adjustment	(20,933)
Final purchase price	$379,067
Transaction costs incurred in conjunction with the purchase were approximately $2.2 million. These costs were expensed as incurred.
The results of operations of the acquired business since June 29, 2015 are included in the Company’s Condensed Consolidated Statements of Operations. Net sales generated by the acquired business during the thirteen and thirty-nine weeks ended September 25, 2016 totaled $11.7 million and $129.8 million, respectively. This significant decrease in net sales during the thirteen weeks ended September 25, 2016 as compared to the thirteen weeks ended September 27, 2015 resulted from a shift in sales activity from the acquired business to the Company's legacy business operating in Mexico. The acquired business generated net income during the thirteen and thirty-nine weeks ended September 25, 2016 totaling $2.0 million and $1.6 million, respectively.
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

The Company recognized the following change in goodwill related to this acquisition during the thirty-nine weeks ended September 25, 2016 (in thousands):

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

	Thirteen Weeks Ended September 27, 2015	Thirty -Nine Weeks Ended September 27, 2015
	(In thousands, except per share amount)
Net sales	$2,112,529	$6,532,971
Net income attributable to Pilgrim's Pride Corporation	133,038	594,571
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	0.51	2.29
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
As of September 25, 2016 and December 27, 2015, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments.
The following items were measured at fair value on a recurring basis:

	September 25, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$4,612	$—	$—	$4,612
Commodity options instruments	931	—	—	931
Fair value liabilities:
Commodity futures instruments	(4,764)	—	—	(4,764)
Commodity options instruments	(8,549)	—	—	(8,549)

	December 27, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$59	$—	$—	$59
Commodity options instruments	1,618	—	—	1,618
Fair value liabilities:
Commodity futures instruments	(5,436)	—	—	(5,436)
See “Note 7. Derivative Financial Instruments” for additional information.
Fair value and carrying value for our fixed-rate debt obligation is as follows:

	September 25, 2016		December 27, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(500,000)	$(515,000)	$(500,000)	$(488,750)
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
Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s fixed-rate debt obligation was based on the quoted market price at September 25, 2016 or December 27, 2015, as applicable.
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

4.	TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	September 25, 2016	December 27, 2015
	(In thousands)
Trade accounts receivable	$335,765	$342,466
Notes receivable - current	630	850
Other receivables	19,223	10,578
Receivables, gross	355,618	353,894
Allowance for doubtful accounts	(4,808)	(4,900)
Receivables, net	$350,810	$348,994

Account receivable from related parties(a)	$3,491	$2,668
(a)    Additional information regarding accounts receivable from related parties is included in “Note 15. Related Party Transactions.”
Changes in the allowance for doubtful accounts were as follows:

Total
(In thousands)
Balance at December 27, 2015	$(4,900)
Provision charged to operating results	(252)
Account write-offs and recoveries	344
Balance at September 25, 2016	$(4,808)

5.	INVENTORIES
Inventories consisted of the following:

	September 25, 2016	December 27, 2015
	(In thousands)
Live chicken and hens	$374,365	$365,062
Feed, eggs and other	211,452	215,859
Finished chicken products	201,941	191,988
Total chicken inventories	787,758	772,909
Commercial feed and other	9,050	28,448
Total inventories	$796,808	$801,357

6.	INVESTMENTS IN SECURITIES

We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	September 25, 2016		December 27, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$—	$—	$290,795	$290,795
Other	10,652	10,652	54,831	54,831
Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains and gross realized losses recognized during the thirteen and thirty-nine weeks ended September 25, 2016 and September 27, 2015 related to the Company’s available-for-sale securities were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. No proceeds were received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments during the thirty-nine weeks ended September 25, 2016 and September 27, 2015. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the thirty-nine weeks ended September 25, 2016 and September 27, 2015 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the thirty-nine weeks ended September 25, 2016 and September 27, 2015 is disclosed in “Note 13. Stockholders’ Equity - Accumulated Other Comprehensive Loss.”

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
We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized net losses of $17.0 million and net gains of $2.7 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively. We also recognized net losses of $11.1 million and net gains of $31.7 million related to changes in the fair value of its derivative financial instruments during the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	September 25, 2016	December 27, 2015
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$5,543	$1,677
Commodity derivative liabilities	(13,313)	(5,436)
Cash collateral posted with brokers	15,280	9,381
Derivatives coverage(a):
Corn	3.9%	7.0%
Soybean meal	10.5%	4.1%
Period through which stated percent of needs are covered:
Corn	May 2017	March 2017
Soybean meal	July 2017	July 2016

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

8.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	September 25, 2016	December 27, 2015
	(In thousands)
Land	$109,557	$105,165
Buildings	1,164,486	1,131,379
Machinery and equipment	1,766,102	1,657,573
Autos and trucks	50,076	53,408
Construction-in-progress	181,368	152,619
PP&E, gross	3,271,589	3,100,144
Accumulated depreciation	(1,821,237)	(1,747,615)
PP&E, net	$1,450,352	$1,352,529
The Company recognized depreciation expense of $42.8 million and $38.8 million during the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively. The Company recognized depreciation expense of $124.7 million and $109.4 million during the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively.
During the thirty-nine weeks ended September 25, 2016, we spent $173.4 million on capital projects and transferred $158.5 million of completed projects from construction-in-progress to depreciable assets. During the thirty-nine weeks ended September 27, 2015, we spent $129.8 million on capital projects and transferred $101.5 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the thirty-nine weeks ended September 25, 2016 to improve efficiencies and reduce costs.
During the thirteen and thirty-nine weeks ended September 25, 2016, the Company sold certain PP&E for cash of $2.2 million and $10.3 million, respectively and recognized net gains on these sales of $0.6 million and $7.3 million, respectively. PP&E sold in the thirty-nine weeks ended included a processing plant in Louisiana, poultry farms in Mexico and Texas, an office building in Texas, vacant land in Alabama and Texas and miscellaneous equipment. During the thirteen and thirty-nine weeks ended September 27, 2015, the Company sold miscellaneous equipment for cash of $11.4 million and $13.6 million and recognized a net gain of $8.5 million and $9.8 million, respectively.
 Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing complex in Texas and other miscellaneous assets, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At both September 25, 2016 and December 27, 2015, the Company reported properties and related assets totaling $6.0 million and $6.6 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The Company tested the recoverability of its assets held for sale and determined that the aggregate carrying amount of the Texas processing complex asset group was recoverable over the remaining life of the respective primary asset in that asset group.

The Company has closed or idled various processing complexes, processing plants, hatcheries, broiler farms, and feed mills throughout the U.S. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At September 25, 2016, the carrying amount of these idled assets was $63.1 million based on depreciable value of $193.1 million and accumulated depreciation of $130.0 million.
The Company last tested the recoverability of its long-lived assets held and used in December 2015. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the thirty-nine weeks ended September 25, 2016 that required the Company to test its long-lived assets held and used for recoverability.

9.	CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	September 25, 2016	December 27, 2015
	(In thousands)
Accounts payable:
Trade accounts	$422,197	$436,188
Book overdrafts	67,789	44,145
Other payables	4,090	2,621
Total accounts payable	494,076	482,954
Accounts payable to related parties(a)	9,689	7,000
Accrued expenses and other current liabilities:
Compensation and benefits	95,208	112,583
Interest and debt-related fees	1,735	8,928
Insurance and self-insured claims	90,646	93,336
Derivative liabilities:
Futures	4,764	5,436
Options	8,549	—
Other accrued expenses	96,312	94,683
Total accrued expenses and other current liabilities	297,214	314,966
	$800,979	$804,920
(a)    Additional information regarding accounts payable from related parties is included in “Note 15. Related Party Transactions.”

10.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	September 25, 2016	December 27, 2015
		(In thousands)
Long-term debt and other long-term borrowing arrangements:
Senior notes payable at 5.75%	2025	$500,000	$500,000
U.S. Credit Facility (defined below):
Term note payable at 1.77%	2020	500,000	500,000
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 0.90%	2017	17,232	—
Capital lease obligations	Various	398	462
Long-term debt		1,017,630	1,000,462
Less: Current maturities of long-term debt		(92)	(86)
Long-term debt, less current maturities		1,017,538	1,000,376
Less: Capitalized financing costs		(12,698)	(14,867)
Long-term debt, less current maturities, net of capitalized financing costs:		$1,004,840	$985,509

Current notes payable to banks
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 0.90%	2016	$—	$28,726
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
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. No installments of principal are required to be made prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The Company had Term Loans outstanding totaling $500.0 million as of September 25, 2016.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through September 25, 2016 and, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through September 25, 2016 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by the Company under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. As of September 25, 2016, the borrowing base was $700.0 million and the amount available for borrowing under the revolving loan commitment was $657.3 million. The Company had letters of credit of $42.7 million and no outstanding borrowings under the revolving loan commitment as of September 25, 2016.
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
Mexico Credit Facility
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.90%. The Mexico Credit Facility was scheduled to mature on July 23, 2017. As of September 25, 2016, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $75.8 million, and there were $17.2 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 5.50%. As of September 25, 2016, the U.S. dollar-equivalent borrowing availability was $58.6 million.
On September 27, 2016, the Mexico Credit Facility was replaced by a new unsecured credit agreement with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the new credit agreement is $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The credit agreement will mature on September 27, 2019.

11.	INCOME TAXES
The Company recorded income tax expense of $192.1 million, a 34.2% effective tax rate, for the thirty-nine weeks ended September 25, 2016 compared to income tax expense of $313.8 million, a 35.0% effective tax rate, for the thirty-nine weeks ended September 27, 2015. The decrease in income tax expense in 2016 resulted primarily from a decrease in pre-tax income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 25, 2016, the Company did not believe it had sufficient positive evidence to conclude that realization of its federal capital loss carry forwards and a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the thirty-nine weeks ended September 25, 2016 and September 27, 2015, there is tax effect of $4.2 million and $2.1 million, respectively, reflected in other comprehensive income.
For the thirty-nine weeks ended September 25, 2016, there is no tax effect reflected in additional paid-in-capital due to excess tax benefits related to compensation. For the thirty-nine weeks ended September 27, 2015, there is a tax effect of $7.8 million reflected in additional paid-in-capital due to excess tax benefits related to compensation on dividend equivalent rights and vested stock awards.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by taxing authorities for years prior to 2010 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2010.
The United States Fifth Circuit Court of Appeals (the “Fifth Circuit”) rendered judgment in favor of the Company regarding the IRS’ amended proof of claim relating to the tax year ended June 26, 2004 for Gold Kist Inc. (“Gold Kist”). See “Note 16. Commitments and Contingencies” for additional information.

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans totaled $1.6 million, $4.6 million, $2.3 million and $8.4 million in the thirteen and thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for these defined benefit plans were as follows:

	Thirty-Nine Weeks Ended September 25, 2016		Thirty-Nine Weeks Ended September 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$165,952	$1,672	$190,401	$1,657
Interest cost	4,189	38	5,815	50
Actuarial losses (gains)	12,233	95	981	(11)
Benefits paid	(7,274)	(105)	(4,622)	(96)
Curtailments and settlements	—	—	(14,265)	—
Projected benefit obligation, end of period	$175,100	$1,700	$178,310	$1,600

	Thirty-Nine Weeks Ended September 25, 2016		Thirty-Nine Weeks Ended September 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$96,947	$—	$113,552	$—
Actual return on plan assets	4,769	—	(3,822)	—
Contributions by employer	8,983	105	7,603	96
Benefits paid	(7,274)	(105)	(4,622)	(96)
Curtailments and settlements	—	—	(14,265)	—
Fair value of plan assets, end of period	$103,425	$—	$98,446	$—

	September 25, 2016		December 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(71,675)	$(1,700)	$(69,005)	$(1,672)

	September 25, 2016		December 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(10,763)	$(139)	$(10,779)	$(138)
Long-term liability	(60,912)	(1,561)	(58,226)	(1,534)
Recognized liability	$(71,675)	$(1,700)	$(69,005)	$(1,672)

	September 25, 2016		December 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss (gain)	$49,026	$16	$38,115	$(79)
The accumulated benefit obligation for our defined benefit pension plans was $175.1 million and $166.0 million at September 25, 2016 and December 27, 2015, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at September 25, 2016 and December 27, 2015, respectively. As of September 25, 2016, the weighted average duration of our defined benefit obligation is 33.51 years.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended September 25, 2016		Thirteen Weeks Ended September 27, 2015		Thirty-Nine Weeks Ended September 25, 2016		Thirty-Nine Weeks Ended September 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,396	$12	$1,938	$16	$4,189	$38	$5,815	$50
Estimated return on plan assets	(1,314)	—	(1,671)	—	(3,942)	—	(5,013)	—
Settlement loss	—	—	357	—	—	—	3,629	—
Amortization of net loss	165	—	179	—	494	—	536	—
Net costs	$247	$12	$803	$16	$741	$38	$4,967	$50
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	September 25, 2016		December 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	3.91%	3.42%	4.47%	4.47%

	Thirty-Nine Weeks Ended September 25, 2016		Thirty-Nine Weeks Ended September 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	4.47%	4.47%	4.22%	4.22%
Expected return on plan assets	5.50%	NA	6.00%	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of September 25, 2016 and December 27, 2015, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(4,838)	$5,144
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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	September 25, 2016	December 27, 2015
Cash and cash equivalents	—%	—%
Pooled separate accounts(a):
Equity securities	7%	7%
Fixed income securities	6%	7%
Common collective trust funds(a):
Equity securities	58%	57%
Fixed income securities	29%	29%
Total assets	100%	100%

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
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of September 25, 2016 and December 27, 2015:

	September 25, 2016				December 27, 2015
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$316	$—	$—	$316	$147	$—	$—	$147
Pooled separate accounts:
Large U.S. equity funds(d)	—	4,644	—	4,644	—	3,816	—	3,816
Small/Mid U.S. equity funds(e)	—	584	—	584	—	969	—	969
International equity funds(f)	—	1,719	—	1,719	—	1,606	—	1,606
Fixed income funds(g)	—	6,139	—	6,139	—	6,337	—	6,337
Common collective trusts funds:
Large U.S. equity funds(d)	—	24,393	—	24,393	—	22,069	—	22,069
Small U.S. equity funds(e)	—	17,310	—	17,310	—	16,843	—	16,843
International equity funds(f)	—	17,938	—	17,938	—	16,629	—	16,629
Fixed income funds(g)	—	30,382	—	30,382	—	28,531	—	28,531
Total assets	$316	$103,109	$—	$103,425	$147	$96,800	$—	$96,947

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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

Benefit Payments
The following table reflects the benefits as of September 25, 2016 expected to be paid through 2025 from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2016 (remaining)	$3,551	$35
2017	11,660	139
2018	11,406	140
2019	11,063	139
2020	11,075	138
2021-2025	49,795	643
Total	$98,550	$1,234
We anticipate contributing $3.0 million and less than $0.1 million, as required by funding regulations or laws, to our pension plans and other postretirement plans, respectively, during the remainder of 2016.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Thirty-Nine Weeks Ended September 25, 2016		Thirty-Nine Weeks Ended September 27, 2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$38,115	$(79)	$43,907	$(127)
Amortization	(494)	—	(536)	—
Curtailment and settlement adjustments	—	—	(3,629)	—
Actuarial loss (gain)	12,233	95	981	(11)
Asset loss (gain)	(828)	—	8,835	—
Net actuarial loss (gain), end of period	$49,026	$16	$49,558	$(138)
The Company expects to recognize in net pension cost throughout the remainder of 2016 an actuarial loss of $0.2 million that was recorded in accumulated other comprehensive loss at September 25, 2016.
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
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

13.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Thirty-Nine Weeks Ended September 25, 2016(a)			Thirty-Nine Weeks Ended September 27, 2015(a)
	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(58,997)	$67	$(58,930)	$(62,572)	$31	$(62,541)
Other comprehensive income (loss) before reclassifications	(7,158)	265	(6,893)	(3,845)	133	(3,712)
Amounts reclassified from accumulated other comprehensive loss to net income	307	(332)	(25)	334	(83)	251
Net current period other comprehensive income (loss)	(6,851)	(67)	(6,918)	(3,511)	50	(3,461)
Balance, end of period	$(65,848)	$—	$(65,848)	$(66,083)	$81	$(66,002)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Thirty-Nine Weeks Ended September 25, 2016	Thirty-Nine Weeks Ended September 27, 2015	Affected Line Item in the Condensed Consolidated Statements of Operations
	(In thousands)
Realized gain on sale of securities	$534	$133	Interest income
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(15)	(19)	Cost of sales
Legacy Gold Kist plans(c)(d)	(149)	(161)	Cost of sales
Legacy Gold Kist plans(c)(d)	(330)	(356)	Selling, general and administrative expense
Total before tax	40	(403)
Tax benefit (expense)	(15)	152
Total reclassification for the period	$25	$(251)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Pilgrim’s Pride Retirement Plan for Union Employees, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

Share Repurchase Program and Treasury Stock
On July 28, 2015, the Company’s Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of September 25, 2016, the Company had repurchased approximately 5.8 million shares under this program with a market value at the time of purchase of approximately $119.6 million. The Company accounted for the shares repurchased using the cost method.
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
Capital Contributions to a Subsidiary
In July 2016, the stockholders of Gallina Pesada, S.A.P.I. de C.V. (“GAPESA”), a subsidiary that is controlled, but not wholly-owned, by the Company, contributed additional capital to fund a capacity expansion project in southern Mexico. The Company contributed $2.7 million of additional capital. This contribution was eliminated upon consolidation. The noncontrolling stockholders contributed $7.3 million of additional capital. The respective contributions did not impact either the Company or noncontrolling stockholders' ownership percentages in GAPESA.
Restrictions on Dividends
Both the U.S. Credit Facility and the Indenture governing the Senior Notes restrict, but do not prohibit, the Company from declaring dividends.

14.	INCENTIVE COMPENSATION
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $12.7 million in costs related to the STIP at September 25, 2016 related to cash bonus awards that could potentially be awarded during the remainder of 2016 and 2017.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At September 25, 2016, we have reserved approximately 5.1 million shares of common stock for future issuance under the LTIP.

The following awards were outstanding during the thirty-nine weeks ended September 25, 2016:

Award Type		Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award(a)	Vesting Condition	Vesting Date	Estimated Forfeiture Rate	Awards Forfeited to Date	Settlement Method
RSU		LTIP	449,217	02/19/2014	$16.70	Service	12/31/2016	13.49%	86,458	Stock
RSU		LTIP	223,701	03/03/2014	17.18	Performance / Service	12/31/2017	12.34%	55,516	Stock
DER	(b)	LTIP	45,961	02/11/2015	25.87	Performance / Service	12/31/2017	12.34%	—	Stock
RSU		LTIP	158,226	02/26/2015	27.51	Performance / Service	12/31/2018	(c)	158,226	Stock
RSU		LTIP	251,136	03/30/2016	25.36	Performance / Service	12/31/2019	(d)	—	Stock

(a)	The fair value of each RSA and RSU granted or vested represents the closing price of the Company's common stock on the respective grant date or vesting date.

(b)
On February 17, 2015, the Company paid a special cash dividend to stockholders of record as of January 30, 2015 totaling $5.77 per share. On January 27, 2015, the Compensation Committee of the Company's Board of Directors agreed to grant Dividend Equivalent Rights (“DERs”) in the form of RSUs to reflect an additional $5.77 in value for each outstanding RSU.

(c)	Performance conditions associated with these awards were not satisfied. Therefore, 100% of the awards were forfeited.

(d)	The estimated forfeiture rate for these awards will be set if or when performance conditions associated with the awards are satisfied.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(In thousands)
Share-based compensation cost:
Cost of sales	$449	$166	$710	$431
Selling, general and administrative expense	3,086	698	4,694	1,701
Total	$3,535	$864	$5,404	$2,132

Income tax benefit	$1,083	$261	$1,633	$620
The Company’s RSA and RSU activity is included below:

	Thirty-Nine Weeks Ended September 25, 2016		Thirty-Nine Weeks Ended September 27, 2015
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of period	—	$—	30	$8.72
Vested	—	—	(15)	8.72
Forfeited	—	—	(15)	8.72
Outstanding at end of period	—	$—	—	$—

RSUs:
Outstanding at beginning of period	774	$19.30	1,120	$11.97
Granted	251	25.36	428	21.00
Vested	—	—	(671)	8.81
Forfeited	(193)	24.51	(85)	18.51
Outstanding at end of period	832	$19.92	792	$18.83
The total fair value of awards vested during the thirty-nine weeks ended September 27, 2015 was $22.4 million. No awards vested during the thirty-nine weeks ended September 25, 2016.

At September 25, 2016, the total unrecognized compensation cost related to all nonvested awards was $8.5 million. That cost is expected to be recognized over a weighted average period of 2.72 years.
Historically, we have issued new shares to satisfy award conversions.

15.	RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(In thousands)
JBS USA Food Company Holdings:
Letter of credit fees(a)	$—	$317	$202	$950
JBS USA Food Company:
Purchases from JBS USA Food Company(b)	28,799	28,765	75,687	83,059
Expenditures paid by JBS USA Food Company on behalf of Pilgrim’s Pride Corporation(c)	17,242	11,514	33,568	28,483
Sales to JBS USA Food Company(b)	4,819	5,197	12,235	17,442
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA Food Company(c)	1,142	519	9,830	2,548
JBS Chile Ltda.:
Sales to JBS Chile Ltda.	126	35	438	269
JBS Global (UK) Ltd.:
Sales to JBS Global (UK) Ltd.	—	18	122	49

(a)
JBS USA Food Company Holdings (“JBS USA Holdings”) arranged for letters of credit to be issued on its account in the aggregate amount of $56.5 million to an insurance company on behalf of the Company in order to allow that insurance company to return cash it held as collateral against potential workers’ compensation, auto liability and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA Holdings for the letter of credit fees the Company would otherwise incur under its U.S. Credit Facility. The letter of credit arrangements for $40.0 million and $16.5 million were terminated on March 7, 2016 and April 1, 2016, respectively. For the thirty-nine weeks ended September 25, 2016, the Company paid JBS USA Holdings $0.2 million for letter of credit fees.

(b)
We routinely execute transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of September 25, 2016 and December 27, 2015, the outstanding payable to JBS USA was $9.7 million and $7.0 million, respectively. As of September 25, 2016 and December 27, 2015, the outstanding receivable from JBS USA was $3.4 million and $2.6 million, respectively. As of September 25, 2016, approximately $1.3 million of goods from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.

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
On June 25, 2015, the Company signed an intercompany revolving note to its indirect wholly-owned subsidiary, Pilgrim’s Pride S. de R.L. de C.V., in a principal amount of $100.0 million. The note bears interest based on three-month LIBOR plus a margin of 2.5% and had a maturity date of June 24, 2020. The agreement was terminated in May 2016.  The proceeds of the note were used to fund a portion of the purchase price of the acquisition of Tyson Mexico (as defined in “Note 2. Business Acquisition”). Interest is payable quarterly and principal is due upon maturity. The outstanding note balance eliminates upon consolidation. As of September 25, 2016, there was no outstanding borrowings.

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
In connection with the remaining $45.4 million claimed by the IRS, we filed a petition in the U.S. Tax Court (“Tax Court”) on May 26, 2010 in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding related to an ordinary loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 was capital in nature. On April 14, 2014, the Company appealed the Tax Court’s findings of fact and conclusions of law to the Fifth Circuit. On February 25, 2015, the Fifth Circuit issued its opinion, which reversed the Tax Court’s judgment and rendered judgment in favor of the Company. The IRS did not appeal the Fifth Circuit’s decision, which has become final. On September 14, 2016, the Tax Court issued an order and decision that vacated its prior decision and held that the Company is not liable for any additional tax in connection with this matter.
ERISA Claims and Proceedings
Claims have been brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. §1132. These claims were brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these claims, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. After that motion was fully briefed and argued, on September 9, 2013, the defendants filed a motion for judgment on the pleadings on grounds that the complaint failed to satisfy the pleading standards for ERISA employer stock cases. Supplemental briefing on the defendants’ motion ensued between December 2015 and January 2016, with oral argument in January 2016. On August 19, 2016, the Magistrate Judge issued a report and recommendation to grant the defendants’ motion for judgment on the pleadings. The plaintiffs filed objections with the District Court on September 2, 2016, and on October 4, 2016, the District Court adopted the report and recommendations and granted the defendants’ motion dismissing the complaint with prejudice.
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, ten purported class action lawsuits have been brought against Pilgrim’s Pride Corporation and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens.  The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present.  At a status hearing on October 5, 2016, the Court held that plaintiffs’ actions were related and that defendants’ responses to the complaints would be deferred until consolidated pleadings were filed on behalf of each class of plaintiffs.  We believe we have strong defenses in response to plaintiffs’ allegations and intend to contest the action vigorously.  We cannot predict the outcome of these actions nor when they will be resolved.  If the plaintiffs were to prevail in any of these litigations, we could be liable for damages, which could be material and could adversely affect our financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and

Mexico. As of September 25, 2016, we had approximately 38,200 employees and the capacity to process more than 37 million birds per five-day work week for a total of more than 11 billion pounds of live chicken annually. Approximately 4,035 contract growers supply poultry for our operations. As of September 25, 2016, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 77.0% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2016) in this report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $98.7 million, or $0.39 per diluted common share, for the thirteen weeks ended September 25, 2016. These operating results included gross profit of $210.2 million. During the thirteen weeks ended September 25, 2016, we generated $242.1 million of cash from operations.
We reported net income attributable to Pilgrim’s Pride Corporation of $369.9 million, or $1.45 per diluted common share, for the thirty-nine weeks ended September 25, 2016. These operating results included gross profit of $733.9 million. During the thirty-nine weeks ended September 25, 2016, we generated $531.1 million of cash from operations.
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

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2016:
Third Quarter	$3.94	$3.16	$401.00	$302.80
Second Quarter	4.38	3.52	418.30	266.80
First Quarter	3.73	3.52	275.30	257.20
2015:
Fourth Quarter	3.98	3.58	320.70	269.00
Third Quarter	4.34	3.48	374.80	302.40
Second Quarter	4.10	3.53	326.40	286.50
First Quarter	4.13	3.70	377.40	317.50
2014:
Fourth Quarter	4.14	3.21	411.60	304.60
Third Quarter	4.24	3.23	464.20	307.20
Second Quarter	5.16	4.39	506.00	448.40
First Quarter	4.92	4.12	470.50	416.50
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity’s price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended September 25, 2016 and September 27, 2015, we recognized net losses totaling $17.0 million and net gains totaling $2.7 million, respectively, related to changes in the fair values of our derivative financial instruments.
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
Recent Developments
Tyson Mexico Acquisition. On June 29, 2015, we acquired, indirectly through certain of our Mexican subsidiaries, 100% of the equity of Provemex Holding LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for cash. Tyson Mexico is a vertically integrated poultry business based in Gomez Palacio, Durango, Mexico. The acquired business has a production capacity of 2.5 million birds per five-day work week in its three plants and employs more than 4,250 people in its plants, offices and seven distribution centers. The acquisition further strengthens our strategic position in the Mexico chicken market. The results of operations of the acquired business since June 29, 2015 are included in our Condensed Consolidated Statements of Operations. Net sales generated by the acquired business during the thirteen and thirty-nine weeks ended September 25, 2016 totaled $11.7 million and $129.8 million, respectively. This significant decrease in net sales during the thirteen weeks ended September 25, 2016 resulted from a shift in sales activity from the acquired business to our legacy business operating in Mexico. The acquired business generated net income during the thirteen and thirty-nine weeks ended September 25, 2016 totaling $2.0 million and $1.6 million, respectively.
Special Cash Dividend. On May 18, 2016, we paid a special cash dividend from retained earnings of approximately$700.0 million, or $2.75 per share, to stockholders of record on May 10, 2016. We used proceeds from the U.S. Credit Facility defined below), along with cash on hand, to fund the special cash dividend. For additional information, see “Note 13. Stockholders' Equity - Special Cash Dividends” of our Condensed Consolidated Financial Statements included in this quarterly report.
Prepared Foods Recall and Production. During April and May 2016, we ordered recalls of approximately 5.6 million pounds of cooked chicken products after consumers and federal meat inspectors found contamination by certain foreign materials, including wood, plastic, rubber and metal, at one of our prepared foods facilities. At this time, there have been no confirmed reports of adverse reactions from the consumption of the recalled products. We are still assessing the full impact of this recall, and we have not included any of these expenses in our 2016 results. To date, the recall and its direct effects have not had a material impact on our financial position or results of operations. Unrelated to the recall, we also made operational improvements in one of our prepared foods facilities that negatively impacted production during both the thirteen and thirty-nine weeks ended September 25, 2016, but positioned that facility for future long-term growth.

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
Results of Operations
Thirteen Weeks Ended September 25, 2016 Compared to Thirteen Weeks Ended September 27, 2015
Net sales. Net sales generated in the thirteen weeks ended September 25, 2016 decreased $80.8 million, or 3.8%, from net sales generated in the thirteen weeks ended September 27, 2015. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended September 25, 2016	Change from Thirteen Weeks Ended September 27, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$1,724,625	$(73,750)	(4.1)%	(a)
Mexico	307,096	(7,058)	(2.2)%	(b)
Total net sales	$2,031,721	$(80,808)	(3.8)%

(a)
U.S. net sales generated in the thirteen weeks ended September 25, 2016 decreased $73.8 million, or 4.1%, from U.S. net sales generated in the thirteen weeks ended September 27, 2015 primarily because of decreased sales volume. The decrease in sales volume, which resulted from the unfavorable impact that ongoing operational improvements in one of our prepared foods facilities had on production during the period and lower product demand from our commercial customers, contributed $94.3 million, or 5.2 percentage points, to the net sales decrease. Higher net sales per pound, which resulted primarily from higher market prices, partially offset the effect the sales volume decrease had on U.S. net sales by $20.6 million, or 1.1 percentage points. Included in U.S. net sales generated during the thirteen weeks ended September 25, 2016 and September 27, 2015 were net sales to JBS USA Food Company totaling $4.8 million and $5.2 million, respectively.

(b)
Mexico net sales generated in the thirteen weeks ended September 25, 2016 decreased $7.1 million, or 2.2%, from Mexico net sales generated in the thirteen weeks ended September 27, 2015 primarily because of the impact of foreign currency translation partially offset by increases in net sales per pound and sales volume. The impact of foreign currency translation contributed $68.4 million, or 21.8 percentage points, to the decrease in net sales. Higher net sales per pound, which resulted primarily from higher market prices, and increased sales volume partially offset the effect that the foreign currency impact had on Mexico net sales by $57.3 million, or 18.3 percentage points, and $4.1 million, or 1.3 percentage points, respectively. Other factors affecting the decrease in Mexico net sales were immaterial.

Gross profit. Gross profit decreased by $74.3 million, or 26.1%, from $284.5 million generated in the thirteen weeks ended September 27, 2015 to $210.2 million generated in the thirteen weeks ended September 25, 2016. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended September 25, 2016	Change from Thirteen Weeks Ended September 27, 2015		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	September 25, 2016	September 27, 2015
	In thousands, except percent data
Net sales	$2,031,721	$(80,808)	(3.8)%	100.0%	100.0%
Cost of sales	1,821,504	(6,481)	(0.4)%	89.7%	86.5%	(a)(b)
Gross profit	$210,217	$(74,327)	(26.1)%	10.3%	13.5%

Sources of gross profit	Thirteen Weeks Ended September 25, 2016	Change from Thirteen Weeks Ended September 27, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$179,462	$(66,631)	(27.1)%	(a)
Mexico	30,731	(7,696)	(20.0)%	(b)
Elimination	24	—	—%
Total gross profit	$210,217	$(74,327)	(26.1)%

Sources of cost of sales	Thirteen Weeks Ended September 25, 2016	Change from Thirteen Weeks Ended September 27, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$1,545,163	$(7,119)	(0.5)%	(a)
Mexico	276,365	638	0.2%	(b)
Elimination	(24)	—	—%
Total cost of sales	$1,821,504	$(6,481)	(0.4)%

(a)
Cost of sales incurred by the U.S. operations during the thirteen weeks ended September 25, 2016 decreased $7.1 million, or 0.5%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended September 27, 2015. Cost of sales primarily decreased because of lower sales volume. U.S. cost of sales also decreased because of a $6.2 million decrease in contract grower costs, a $3.3 million decrease in freight and storage costs, a $2.6 million decrease in wages and benefits and a $2.2 million decrease in utilities costs. These decreases in U.S. cost of sales were partially offset by a $25.9 million increase in feed ingredients costs, derivative losses of $17.0 million recognized in the thirteen weeks ended September 25, 2016 as compared to derivative gains of $5.6 million recognized in the thirteen weeks ended September 27, 2015, an $11.7 million increase in co-pack labor and meat costs, a $5.7 million increase in contract labor costs and a $5.0 million increase in repairs and maintenance costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the thirteen weeks ended September 25, 2016 increased $0.6 million, or 0.2%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended September 27, 2015. Cost of sales primarily increased because of increased sales volume and a $20.0 million increase in feed ingredients costs. Cost of sales also increased because of gains of $7.3 million recognized on sales of property, plant and equipment in the thirteen weeks ended September 27, 2015 as compared to gains of $1.2 million recognized on sales of property, plant and equipment in the thirteen weeks ended September 25, 2016, a $3.0 million increase in wages and benefits, a $2.1 million increase in depreciation and amortization costs. The impact of foreign currency translation partially offset the increases to cost of sales by $35.5 million. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income decreased by $67.3 million, or 29.1%, from $231.1 million generated in the thirteen weeks ended September 27, 2015 to $163.8 million generated in the thirteen weeks ended September 25, 2016. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Thirteen Weeks Ended September 25, 2016	Change from Thirteen Weeks Ended September 27, 2015		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	September 25, 2016	September 27, 2015
	(In thousands, except percent data)
Gross profit	$210,217	$(74,327)	(26.1)%	10.3%	13.5%
SG&A expense	46,116	(6,504)	(12.4)%	2.3%	2.5%	(a)(b)
Administrative restructuring charges	279	(513)	(64.8)%	—%	—%	(c)
Operating income	$163,822	$(67,310)	(29.1)%	8.1%	10.9%

Sources of operating income	Thirteen Weeks Ended September 25, 2016	Change from Thirteen Weeks Ended September 27, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$141,194	$(62,561)	(30.7)%
Mexico	22,604	(4,749)	(17.4)%
Elimination	24	—	—%
Total operating income	$163,822	$(67,310)	(29.1)%

Sources of SG&A expense	Thirteen Weeks Ended September 25, 2016	Change from Thirteen Weeks Ended September 27, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$37,989	$(3,557)	(8.6)%	(a)
Mexico	8,127	(2,947)	(26.6)%	(b)
Total SG&A expense	$46,116	$(6,504)	(12.4)%

Sources of administrative restructuring charges	Thirteen Weeks Ended September 25, 2016	Change from Thirteen Weeks Ended September 27, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$279	$(513)	(64.8)%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$279	$(513)	(64.8)%

(a)
SG&A expense incurred by the U.S. operations during the thirteen weeks ended September 25, 2016 decreased $3.6 million, or 8.6%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended September 27, 2015, primarily because of a $2.5 million decrease in employee wages and benefits and a $0.9 million decrease in allocated costs charged for administrative functions shared with JBS USA Food Company. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the thirteen weeks ended September 25, 2016 decreased $2.9 million, or 26.6%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended September 27, 2015 primarily because of a $3.3 million decrease in wages and benefits and a $0.7 million decrease in professional fees partially offset by a $1.1 million loss on asset disposals. Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred by the U.S. operations during the thirteen weeks ended September 25, 2016 represented a $321.0 thousand loss related to the sale of a processing plant in Louisiana partially offset by a gain of $42.0 thousand related to a broiler farm sale in Texas. Administrative restructuring charges incurred by the U.S. operations during the thirteen weeks ended September 27, 2015 represented a $0.8 million loss related to the sale of a rendering plant in Arkansas.

Net interest expense. Net interest expense increased 16.2% to $11.8 million recognized in the thirteen weeks ended September 25, 2016 from $10.2 million recognized in the thirteen weeks ended September 27, 2015 primarily because of an increase in average borrowings compared to the same period in the prior year. Average borrowings increased from $1,006.0 million in the thirteen weeks ended September 27, 2015 to $1,012.0 million in the thirteen weeks ended September 25, 2016 due to increased borrowings related to our Senior Notes and U.S. Credit Facility term notes. The weighted average interest rate decreased from 4.1% in the thirteen weeks ended September 27, 2015 to 3.8% in the thirteen weeks ended September 25, 2016.
Income taxes. Income tax expense decreased to $51.1 million, a 34.1% effective tax rate, for the thirteen weeks ended September 25, 2016 compared to income tax expense of $73.2 million, a 34.8% effective tax rate, for the thirteen weeks ended September 27, 2015. The decrease in income tax expense in 2016 resulted primarily from a decrease in pre-tax income.

Thirty-Nine Weeks Ended September 25, 2016 Compared to Thirty-Nine Weeks Ended September 27, 2015
Net sales. Net sales generated in the thirty-nine weeks ended September 25, 2016 decreased $196.4 million, or 3.2%, from net sales generated in the thirty-nine weeks ended September 27, 2015. The following table provides net sales information:

Sources of net sales	Thirty-Nine Weeks Ended September 25, 2016	Change from Thirty-Nine Weeks Ended September 27, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$5,072,351	$(407,641)	(7.4)%	(a)
Mexico	950,622	211,290	28.6%	(b)
Total net sales	$6,022,973	$(196,351)	(3.2)%

(a)
U.S. net sales generated in the thirty-nine weeks ended September 25, 2016 decreased $407.6 million, or 7.4%, from U.S. net sales generated in the thirty-nine weeks ended September 27, 2015 primarily because of a decrease in sales volume and a decrease in net sales per pound. The decrease in sales volume, which resulted from the unfavorable impact that ongoing operational improvements in one of our prepared foods facilities had on production during the period and lower product demand from our commercial customers, contributed $264.9 million, or 4.8 percentage points, to the decrease in U.S. net sales. Lower net sales per pound, which reflects a slight shift in product mix toward lower-priced fresh chicken products when compared to the same period in the prior year, contributed $142.7 million, or 2.6 percentage points, to the U.S. net sales decrease. Included in U.S. net sales generated during the thirty-nine weeks ended September 25, 2016 and September 27, 2015 were net sales to JBS USA Food Company totaling $12.2 million and $17.4 million, respectively.

(b)
Mexico net sales generated in the thirty-nine weeks ended September 25, 2016 increased $211.3 million, or 28.6%, from Mexico net sales generated in the thirty-nine weeks ended September 27, 2015 primarily because of an increase in sales volume and an increase in net sales per pound partially offset by the impact of foreign currency translation. The increase in sales volume, which included the impact of net sales generated by the recently acquired Tyson Mexico operations, contributed $307.2 million, or 41.6 percentage points, to the increase in Mexico net sales. The increase in net sales per pound contributed $69.3 million, or 9.4 percentage points, to the increase in Mexico net sales. The impact of foreign currency translation contributed $165.2 million, or 22.3 percentage points, to the decrease in Mexico net sales. Other factors affecting the increase in Mexico net sales were immaterial.

Gross profit. Gross profit decreased by $359.8 million, or 32.9%, from $1.1 billion generated in the thirty-nine weeks ended September 27, 2015 to $733.9 million generated in the thirty-nine weeks ended September 25, 2016. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirty-Nine Weeks Ended September 25, 2016	Change from Thirty-Nine Weeks Ended September 27, 2015		Percent of Net Sales
				Thirty-Nine Weeks Ended
		Amount	Percent	September 25, 2016	September 27, 2015
	In thousands, except percent data
Net sales	$6,022,973	$(196,351)	(3.2)%	100.0%	100.0%
Cost of sales	5,289,063	163,423	3.2%	87.8%	82.4%	(a)(b)
Gross profit	$733,910	$(359,774)	(32.9)%	12.2%	17.6%

Sources of gross profit	Thirty-Nine Weeks Ended September 25, 2016	Change from Thirty-Nine Weeks Ended September 27, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$601,964	$(366,872)	(37.9)%	(a)
Mexico	131,874	7,097	5.7%	(b)
Elimination	72	1	1.4%
Total gross profit	$733,910	$(359,774)	(32.9)%

Sources of cost of sales	Thirty-Nine Weeks Ended September 25, 2016	Change from Thirty-Nine Weeks Ended September 27, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$4,470,387	$(40,771)	(0.9)%	(a)
Mexico	818,748	204,194	33.2%	(b)
Elimination	(72)	—	—%
Total cost of sales	$5,289,063	$163,423	3.2%

(a)
Cost of sales incurred by the U.S. operations during thirty-nine weeks ended September 25, 2016 decreased $40.8 million, or 0.9%, from cost of sales incurred by the U.S. operations during the thirty-nine weeks weeks ended September 27, 2015. U.S. cost of sales decreased primarily because of a $59.2 million decrease in feed ingredients costs, a $14.8 million decrease in freight and storage costs, a $6.1 million decrease in vehicle costs and a $4.5 million decrease in utilities costs. These decreases in U.S. cost of sales were primarily offset by a $20.6 million increase in contract labor costs, a $16.0 million increase in wage and benefits costs and an $11.0 million increase in co-pack labor and meat costs. Other factors affecting U.S. cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during the thirty-nine weeks ended September 25, 2016 increased $204.2 million, or 33.2%, from cost of sales incurred by the Mexico operations during the thirty-nine weeks ended September 27, 2015 primarily because of the impact of the Tyson Mexico acquisition. Mexico cost of sales increased because of a $26.1 million increase in wages and benefits, a $12.7 million increase in depreciation and amortization costs, an $11.4 million increase in freight and storage costs and a $4.8 million increase in utilities costs. The impact of foreign currency translation partially offset the increases to Mexico cost of sales by $142.3 million, or 23.2 percentage points. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income decreased by $347.9 million, or 37.1%, from $937.1 million generated in the thirty-nine weeks ended September 27, 2015 to $589.2 million generated in the thirty-nine weeks ended September 25, 2016. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Thirty-Nine Weeks Ended September 25, 2016	Change from Thirty-Nine Weeks Ended September 27, 2015		Percent of Net Sales
				Thirty-Nine Weeks Ended
		Amount	Percent	September 25, 2016	September 27, 2015
	(In thousands, except percent data)
Gross profit	$733,910	$(359,774)	(32.9)%	12.2%	17.6%
SG&A expense	144,424	(6,537)	(4.3)%	2.4%	2.4%	(a)(b)
Administrative restructuring charges	279	(5,326)	(95.0)%	0.1%	0.1%	(c)
Operating income	$589,207	$(347,911)	(37.1)%	9.7%	15.1%

Sources of operating income	Thirty-Nine Weeks Ended September 25, 2016	Change from Thirty-Nine Weeks Ended September 27, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$480,278	$(352,915)	(42.4)%
Mexico	108,857	5,003	4.8%
Elimination	72	1	1.4%
Total operating income	$589,207	$(347,911)	(37.1)%

Sources of SG&A expense	Thirty-Nine Weeks Ended September 25, 2016	Change from Thirty-Nine Weeks Ended September 27, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$121,407	$(8,631)	(6.6)%	(a)
Mexico	23,017	2,094	10.0%	(b)
Total SG&A expense	$144,424	$(6,537)	(4.3)%

Sources of administrative restructuring charges	Thirty-Nine Weeks Ended September 25, 2016	Change from Thirty-Nine Weeks Ended September 27, 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$279	$(5,326)	(95.0)%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$279	$(5,326)	(95.0)%

(a)
SG&A expense incurred by the U.S. operations during the thirty-nine weeks ended September 25, 2016 decreased $8.6 million, or 6.6%, from SG&A expense incurred by the U.S. operations during the thirty-nine weeks ended September 27, 2015 primarily because of a $3.7 million decrease in brokerage expenses, a $1.1 million decrease in wages and benefits, and a $1.1 million decrease in outside services expenses. These decreases were partially offset by a $1.0 million increase in advertising and promotion expenses. Other factors affecting U.S. SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during the thirty-nine weeks ended September 25, 2016 increased $2.1 million, or 10.0%, from SG&A expense incurred by the Mexico operations during the thirty-nine weeks ended September 27, 2015 primarily because of the impact of the Tyson Mexico acquisition. Mexico SG&A expense increased because of an $11.3 million increase in wages and benefits and a $6.0 million increase in contract labor expenses partially offset by a $14.3 million decrease in management fees charged by the U.S. operations. Other factors affecting Mexico SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred by the U.S. operations during the thirty-nine weeks ended September 25, 2016 represented a $321.0 thousand loss related to the sale of a processing plant in Louisiana partially offset by a gain of $42.0 thousand related to a broiler farm sale in Texas. Administrative restructuring charges incurred by the U.S. operations during the thirty-nine weeks ended September 27, 2015 represented impairment costs of $4.8 million related to assets held for sale in Louisiana and Texas and a loss of $0.8 million related to the sale of a rendering plant in Arkansas.

Net interest expense. Net interest expense increased 43.1% to $34.0 million recognized in the thirty-nine weeks ended September 25, 2016 from $23.8 million recognized in the thirty-nine weeks ended September 27, 2015 primarily because of an increase in average borrowings compared to the same period in the prior year. Average borrowings increased from $909.5 million in the thirty-nine weeks ended September 27, 2015 to $1,022.0 million in the thirty-nine weeks ended September 25, 2016 due to increased borrowings related to our Senior Notes and U.S. Credit Facility term notes. The increase in higher average borrowings was partially offset by a decrease in the weighted average interest rate. The weighted average interest rate decreased from 4.2% in the thirty-nine weeks ended September 27, 2015 to 3.7% in the thirty-nine weeks ended September 25, 2016.
Income taxes. Income tax expense decreased to $192.1 million, a 34.2% effective tax rate, for the thirty-nine weeks ended September 25, 2016 compared to income tax expense of $313.8 million, a 35.0% effective tax rate, for the thirty-nine weeks ended September 27, 2015. The decrease in income tax expense in 2016 resulted primarily from a decrease in pre-tax income.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of September 25, 2016:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$86.0
Borrowing arrangements:
U.S. Credit Facility	$700.0	$—	657.3	(a)
Mexico Credit Facility(c)	75.8	17.2	58.6	(b)

(a)
Actual borrowings under our U.S. Credit Facility (as described below) are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at September 25, 2016 was $700.0 million. Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at September 25, 2016 totaled $42.7 million.

(b)
As of September 25, 2016, the U.S. dollar-equivalent amount available under the Mexico Credit Facility (as described below) was $58.6 million.  The Mexico Credit Facility provides for a loan commitment of 1.5 billion Mexican pesos.

(c)
On September 27, 2016, the Mexico Credit Facility was replaced by a new facility. See “- 2016 Mexico Credit Facility” below for additional information. As of September 27, 2016, the U.S. dollar-equivalent amount available under the 2016 Mexico Credit Facility was $59.5 million. The 2016 Mexico Credit Facility provided for a U.S. dollar-equivalent loan commitment of $77.0 million as of September 27, 2016.

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
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. No installments of principal are required to be made prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. We had Term Loans outstanding totaling $500.0 million as of September 25, 2016.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through September 25, 2016 and, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through September 25, 2016 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Our actual borrowings under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by us or our subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. As of September 25, 2016, the applicable borrowing base was $700.0 million and the amount available for borrowing under the revolving loan commitment was $657.3 million. We had letters of credit of $42.7 million and no outstanding borrowings under the revolving loan commitment as of September 25, 2016.
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
All obligations under the U.S. Credit Facility continue to be unconditionally guaranteed by certain of our subsidiaries and continue to be secured by a first priority lien on (i) the accounts receivable and inventory of our company and its non-Mexico subsidiaries, (ii) 100% of the equity interests in our domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in our direct foreign subsidiaries and (iii) substantially all of the assets of our company and the guarantors under the U.S. Credit Facility.
Mexico Credit Facility
On July 23, 2014, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.90%. The Mexico Credit Facility was scheduled to mature on July 23, 2017. As of September 25, 2016, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $75.8 million, and there were $17.2 million in outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 5.50%. As of September 25, 2016, the U.S. dollar-equivalent borrowing availability was $58.6 million.
2016 Mexico Credit Facility
On September 27, 2016, the Mexico Credit Facility was replaced by a new unsecured credit agreement with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender (the “2016 Mexico Credit Facility”).

The loan commitment under the 2016 Mexico Credit Facility is $1.5 billion Mexican pesos. Outstanding borrowings under the 2016 Mexico Credit Facility will accrue interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The 2016 Mexico Credit Facility will mature on September 27, 2019. As of September 27, 2016, the U.S. dollar-equivalent amount available under the 2016 Mexico Credit Facility was $59.5 million. This 2016 Mexico Credit Facility provided for a U.S. dollar-equivalent loan commitment of $77.0 million as of September 27, 2016.
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
Historical Flow of Funds
Cash provided by operating activities was $531.1 million and $856.3 million for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively. The decrease in cash flows provided by operating activities was primarily a result of decreased net income for the thirty-nine weeks ended September 25, 2016 as compared to the thirty-nine weeks ended September 27, 2015 and a decrease in net operating assets of $30.1 million for the thirty-nine weeks ended September 25, 2016 as compared to a decrease in net operating assets of $167.0 million for the thirty-nine weeks ended September 27, 2015. The impact of net income and net operating assets movement on cash provided by operating activities was partially offset by increased net noncash expenses for the thirty-nine weeks ended September 25, 2016 as compared to the thirty-nine weeks ended September 27, 2015.
Trade accounts and other receivables, including accounts receivable from related parties, increased $2.6 million, or 0.8%, to $354.3 million at September 25, 2016 from $351.7 million at December 27, 2015. The change resulted primarily from a decrease in sales generated in the two weeks ended September 25, 2016 as compared to sales generated in the two weeks ended December 27, 2015. Trade accounts and other receivables, including accounts receivable from related parties, decreased $11.8 million, or 3.1%, to $372.3 million at September 27, 2015 from $384.1 million at December 28, 2014. The change resulted primarily from a decrease in sales generated in the two weeks ended September 27, 2015 as compared to sales generated in the two weeks ended December 28, 2014.
Inventories decreased $4.5 million, or 0.6%, to $796.8 million at September 25, 2016 from $801.4 million at December 27, 2015. This change resulted primarily from decreased costs for feed grains and their impact on the value of our live chicken inventories. Inventories increased $51.0 million, or 6.4%, to $841.3 million at September 27, 2015 from $790.3 million at December 28, 2014. This change also resulted primarily from decreased costs for feed grains and their impact on the value of our live chicken inventories.
Prepaid expenses and other current assets of $75.7 million at September 25, 2016 were relatively unchanged from prepaid expenses and other current assets of $75.6 million at December 27, 2015. Prepaid expenses and other current assets increased $1.4 million, or 1.5%, to $96.9 million at September 27, 2015 from $95.4 million at December 28, 2014. This change resulted primarily from a $1.1 million increase in margin cash on deposit with our derivatives traders.
Accounts payable, including accounts payable to related parties, increased $13.8 million, or 2.8%, to $503.8 million at September 25, 2016 from $490.0 million at December 27, 2015. This change resulted primarily from an $11.1 million increase in trade payables and a $2.7 million increase in the payable to related parties. Accounts payable, including accounts payable to related parties, increased $130.1 million, or 32.2%, to $534.4 million at September 27, 2015 from $404.3 million at December 28, 2014. This change resulted primarily from the impact of the Tyson Mexico acquisition and the use of a financing vehicle that extends the terms of many of our payables.
Accrued expenses and other current liabilities decreased $17.8 million, or 5.6%, to $297.2 million at September 25, 2016 from $315.0 million at December 27, 2015. This change resulted primarily from a $17.4 million decrease in accrued compensation and benefits costs. Accrued expenses and other current liabilities decreased $7.4 million, or 2.4%, to $304.5 million at September 27, 2015 from $311.9 million at December 28, 2014. This change resulted primarily from a $22.6 million decrease in accrued compensation and benefits costs, and a $1.5 million decrease in derivative liabilities that was partially offset by an $8.9 million increase in accrued interest.
Income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive income (loss), increased by $64.4 million, or 81.2%, to a net liability position of $143.6 million at September 25, 2016 from a net liability position of $79.2 million at December 27, 2015. This change resulted primarily from tax expense recorded on our year-to-date income and the timing of estimated tax payments. Income taxes changed from a net liability position of $84.3 million at December 28, 2014 to a net liability position of $124.4 million at September 27, 2015. This change also resulted primarily from tax expense recorded on our year-to-date income and timing of estimated tax payments.
Net noncash expenses totaled $131.5 million and $106.4 million for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively. Net noncash expenses for the thirty-nine weeks ended September 25, 2016 included depreciation and amortization expense of $134.5 million, a net gain on property disposals of $7.3 million and other net noncash expenses totaling $4.3 million. Net noncash expenses for the thirty-nine weeks ended September 27, 2015 included depreciation and amortization expense of $116.5 million, a net gain on property disposals of $9.8 million and other net noncash income totaling $0.3 million.
Cash used in investing activities was $163.1 million and $489.8 million for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively. Capital expenditures totaled $173.4 million and $129.8 million in the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively. Capital expenditures increased by $43.6 million primarily because of the number of projects that were active during the thirty-nine weeks ended September 25, 2016 as compared to the thirty-nine weeks ended September 27, 2015. Capital expenditures for 2016 cannot exceed $500.0 million under the U.S. Credit Facility. Cash proceeds from property disposals in the thirty-nine weeks ended September 25, 2016 and September 27, 2015 were $10.3 million and $13.6 million, respectively. During the thirty-nine weeks ended September 27, 2015, cash of $373.5 million was used to purchase Tyson Mexico.
Cash used in financing activities was $721.6 million and $545.9 million in the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively. During the thirty-nine weeks ended September 25, 2016, cash of $699.9 million was used to fund a special cash dividend, cash of $498.1 million was used for payments on our revolving lines of credit and capital lease obligations, cash of $65.6 million was used for payments on a current note payable to bank, cash of $20.3 million was used to purchase common stock under the share repurchase program, cash of $0.7 million was used to pay capitalized loan costs and cash of $0.1 million was used to purchase common stock from retirement plan participants. During the thirty-nine weeks ended September 25, 2016, cash of $515.3 million was provided through our revolving lines of credit, cash of $36.8 million was provided through a current note payable to bank, cash of $7.3 million was provided through capital contributions to one of our subsidiaries by noncontrolling stockholders and cash of $3.7 million was provided from the Tax Sharing Agreement with JBS USA Food Company Holdings. During the thirty-nine weeks ended September 27, 2015, cash of $1.5 billion was used to fund special cash dividends, cash of $683.7 million was used to repay revolving line of credit obligations, long-term borrowings and capital lease obligations, cash of $45.1 million was used to purchase common stock under the share repurchase program and cash of $12.3 million was used to pay capitalized loan costs. During the thirty-nine weeks ended September 27, 2015, cash of $1.7 billion was provided from borrowings under our revolving line of credit and long-term borrowings, cash of $7.8 million was provided through a tax benefit related to share-based compensation and cash of $5.9 million was provided through a current note payable to bank.
Contractual Obligations
Contractual obligations at September 25, 2016 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$1,017,232	$—	$—	$517,232	$500,000
Interest(c)	276,344	2,455	77,137	67,377	129,375
Capital leases	471	92	184	195	—
Operating leases	98,589	6,634	45,143	29,401	17,411
Derivative liabilities	13,312	13,312	—	—	—
Purchase obligations(d)	315,857	246,378	69,479	—	—
Total	$1,721,805	$268,871	$191,943	$614,205	$646,786

(a)
The total amount of unrecognized tax benefits at September 25, 2016 was $23.8 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $42.7 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of September 25, 2016.

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
Critical Accounting Policies
During the thirteen weeks ended September 25, 2016, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of September 25, 2016. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended September 25, 2016, such a change would have resulted in a change to cost of sales of approximately $65.1 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at September 25, 2016 would be $11.0 million, excluding any potential impact on the production costs of our chicken inventories.
The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal and soybean oil prices on September 25, 2016 would have resulted in a change of approximately $0.8 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 50.0% of our total debt at September 25, 2016. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.3 million for the thirteen weeks ended September 25, 2016.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $13.6 million as of September 25, 2016.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange gains, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a loss of $4.1 million and a loss of $12.8 million in the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively. Foreign currency exchange gains, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a gain of $0.8 million and a loss of $23.8 million in the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively. The average exchange rates for the thirteen weeks ended September 25, 2016 and September 27, 2015 were 18.73 Mexican pesos to 1 U.S. dollar and 16.39 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of September 25, 2016 and September 27, 2015. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico operations at September 25, 2016, such a change would have resulted in a decrease in foreign currency transaction gains recognized in the thirteen weeks ended September 25, 2016 of approximately $1.1 million. Based on the net monetary asset position of our Mexico operations at September 27, 2015, such a change would have resulted in an increase in foreign currency transaction losses recognized in the thirteen weeks ended September 27, 2015 of approximately $4.2 million. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
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
As of September 25, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended September 25, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In connection with the remaining $45.4 million claimed by the IRS, we filed a petition in Tax Court on May 26, 2010 in response to a Notice of Deficiency that was issued to us as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding related to an ordinary loss that Gold Kist claimed for its tax year ended June 26, 2004. On December 11, 2013, the Tax Court issued its opinion in the Tax Court case holding the loss that Gold Kist claimed for its tax year ended June 26, 2004 was capital in nature. On April 14, 2014, we appealed the Tax Court’s findings of fact and conclusions of law to the Fifth Circuit. On February 25, 2015, the Fifth Circuit issued its opinion, which reversed the Tax Court’s judgment and rendered judgment in our favor. The IRS did not appeal the Fifth Circuit’s decision, which has become final. On September 14, 2016, the Tax Court issued an order and decision that vacated its prior decision and held that the Company is not liable for any additional tax in connection with this matter.
ERISA Claims and Proceedings
On December 17, 2008, Kenneth Patterson filed suit in the U.S. District for the Eastern Court of Texas (“Marshall Court”) against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, our Compensation Committee and other unnamed defendants (the “Patterson action”). On January 2, 2009, a nearly identical suit was filed by Denise M. Smalls in the same court against the same defendants (the “Smalls action”). The complaints in both actions, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. §1132, alleged that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim’s Pride Stock Investment Plan (the “Stock Plan”), as administered through the Pilgrim’s Pride Retirement Savings Plan (the “RSP”), and the To-Ricos, Inc. Employee Savings and Retirement Plan (the “To-Ricos Plan”) (collectively, the “Plans”) by failing to sell the common stock held by the Plans before it declined in value in late 2008. Patterson and Smalls further alleged that they purported to represent a class of all persons or entities who were participants in or beneficiaries of the Plans at any time between May 5, 2008 through the present and whose accounts held our common stock or units in our common stock. Both complaints sought actual damages in the amount of any losses the Plans suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plans’ participants.
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
The defendants filed a motion to dismiss the Amended Complaint on May 3, 2010. On August 29, 2012, the Magistrate judge issued a Report and Recommendation to deny the defendants’ motion to dismiss the complaint on grounds that the complaint included too many exhibits. The defendants filed objections with the Marshall Court, and on October 29, 2012, the Marshall Court adopted the Recommendation of the Magistrate Judge and entered an order denying the defendants’ motion to dismiss. On November 11, 2012, the plaintiffs filed a motion for class certification. After that motion was fully briefed and argued, on September 9, 2013, the defendants filed a motion for judgment on the pleadings on grounds that the Consolidated Amended Complaint (“Complaint”) failed to satisfy the pleading standards for ERISA employer stock cases.  Following the oral argument, the Marshall Court permitted the plaintiffs to submit supplemental allegations to their Complaint, and additional briefing as to the plaintiffs’ supplemental allegations continued through March 2016.  On August 19, 2016, the Magistrate Judge issued a report and recommendation to grant the defendants’ motion for judgment on the pleadings.  Plaintiffs filed objections with the Marshall Court on September 2, 2016, and on October 4, 2016, the Marshall Court adopted the report and recommendations and granted the defendants’ motion.  The Marshall Court dismissed the Complaint with prejudice.
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, ten purported class action lawsuits have been brought against Pilgrim’s Pride Corporation and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens.  The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present.  At a status hearing on October 5, 2016, the Court held that plaintiffs’ actions were related and that defendants’ responses to the complaints would be deferred until consolidated pleadings were filed on behalf of each class of plaintiffs.  We believe we have strong defenses in response to plaintiffs’ allegations and intend to contest the action vigorously.  We cannot predict the outcome of these actions nor when they will be resolved.  If the plaintiffs were to prevail in any of these litigations, we could be liable for damages, which could be material and could adversely affect our financial condition or results of operations.
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
On July 28, 2015, our Board of Directors approved a $150.0 million share repurchase authorization. We plan to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. The extent to which we repurchase our shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by our management team. We reserve the right to limit or terminate the repurchase program at any time without notice. As of September 25, 2016, we had repurchased 5,787,003 shares under this program with a market value at the time of purchase of approximately $119.6 million. Set forth below is information regarding our stock repurchases for the thirteen weeks ended September 25, 2016.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs
June 27, 2016 through July 24, 2016	—	$—	—	$198,109,897
July 25, 2016 through August 28, 2016	3,145	23.11	—	198,109,897
August 29, 2016 through September 25, 2016	616,545	21.09	616,545	185,104,886
Total	619,690	$21.10	616,545	$185,104,886
Item 5. Other Information.
2016 Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “2016 Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the 2016 Mexico Credit Facility is $1.5 billion Mexican pesos. Outstanding borrowings under the 2016 Mexico Credit Facility will accrue interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The 2016 Mexico Credit Facility will mature on September 27, 2019.
The 2016 Mexico Credit Facility replaced an existing unsecured credit agreement between certain of our Mexican subsidiaries and BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender, dated July 23, 2014.

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

10.1
Checking Account Loan Opening Contract dated September 27, 2016 among Avícola Pilgrim's Pride de Mexico, S.A. de C.V., as borrower, Pilgrim's Pride S. de R.L. de C.V. and Comercializadora de Carnes de Mexico, S. de R.L. de C.V., as guarantors, and BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as borrower.*

10.2
Second Amendment to the Second Amended and Restated Credit Agreement dated October 21, 2016 among Pilgrim's Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto.*

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended September 25, 2016 and September 27, 2015.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: October 26, 2016	/s/ Fabio Sandri
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

10.1
Checking Account Loan Opening Contract dated September 27, 2016 among Avícola Pilgrim's Pride de Mexico, S.A. de C.V., as borrower, Pilgrim's Pride S. de R.L. de C.V. and Comercializadora de Carnes de Mexico, S. de R.L. de C.V., as guarantors, and BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as borrower.*

10.2
Second Amendment to the Second Amended and Restated Credit Agreement dated October 21, 2016 among Pilgrim's Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto.*

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended September 25, 2016 and September 27, 2015.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.