Form 10-K
period 2016-12-25
PILGRIMS PRIDE CORP
filed 2017-02-09
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 26, 2016, was $1,473,125,099. For purposes of the foregoing calculation only, all directors, executive officers and greater than 10% beneficial owners have been deemed affiliates. Number of shares of the Registrant’s Common Stock outstanding as of February 8, 2017 was 248,370,044.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

PILGRIM’S PRIDE CORPORATION
FORM 10-K

i

PART I
Forward Looking Statements and Explanatory Note
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
On January 6, 2017, we acquired 100% of the membership interests of JFC LLC and its subsidiaries (together, “GNP”). Unless specifically indicated, data included in this annual report does not include data related to GNP. See “Note 2. Business Acquisitions” of our Consolidated Financial Statements included in the annual report for more information.
Item 1. Business
Company Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms), which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owns 78.5% of our outstanding common stock. We are one of the largest chicken producers in the world with operations in the United States (“U.S.”), Mexico and Puerto Rico. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. We offer a wide range of products to our customers through strong national and international distribution channels. Pilgrim's fresh chicken products consist of refrigerated (non-frozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated.
We market our balanced portfolio of fresh, prepared and value-added chicken products to a diverse set of over 5,000 customers across the U.S., Mexico and in approximately 80 other countries, with no single customer accounting for more than 10% of total sales. We have become a valuable partner to our customers and a recognized industry leader by consistently providing high-quality products and services designed to meet their needs and enhance their business. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors, such as Chick-fil-A®, distributors such as US Foods and Sysco® and retail customers, including grocery store chains and wholesale clubs, such as Kroger®, Costco®, Publix®, and H-E-B®.
As a vertically integrated company, we control every phase of the production process, which helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. As of December 25, 2016, we operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 4,045 growers, 32 feed mills, 39 hatcheries, 30 processing plants, six prepared foods cook plants, 20 distribution centers, eight rendering facilities and three pet food plants, we believe we are well positioned to supply the growing demand for our products.
We are one of the largest, and we believe one of the most efficient, producers and sellers of chicken in Mexico. Our presence in Mexico provides access to a market with growing demand and has enabled us to leverage our operational strengths within the region. The market for chicken products in Mexico is still developing, with most sales attributed to fresh, commodity-

oriented, market price-based business. We believe our Mexico business is well positioned to continue benefiting from these trends in the Mexican consumer market. Additionally, we are an important player in the live market, which accounted for approximately 35% of the industry’s chicken sales in Mexico in 2016.
As of December 25, 2016, we have approximately 39,600 employees and have the capacity to process more than 36.7 million birds per week for a total of more than 10.7 billion pounds of live chicken annually. In 2016, we produced 8.1 billion pounds of chicken products, generating approximately $7.9 billion in net sales and approximately $440.5 million in net income attributable to Pilgrim’s.
On June 29, 2015, we acquired 100% of the equity of Provemex Holdings, LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries. Tyson Mexico is a vertically integrated poultry business based in Gómez Palacio, Durango, Mexico. The acquired business has a production capacity of 2.9 million birds per week in its three plants and currently employs approximately 4,400 people. The acquisition further strengthened our strategic position in the Mexico chicken market.
On January 6, 2017, we acquired 100% of the membership interests of GNP from Maschhoff Family Foods, LLC for a cash purchase price of $350 million, subject to customary working capital adjustments. GNP is a vertically integrated poultry business based in St. Cloud, Minnesota. The acquired business has a production capacity of 2.1 million birds per five-day work week in its three plants and currently employs approximately 1,775 people. The plants are located in geographic areas where Pilgrim’s is not currently present, providing Pilgrim’s the opportunity to expand its production and customer bases. We plan to leverage GNP’s operations to enhance its production efficiencies. Also, the addition of GNP’s Just Bare® product lines join our existing no-antibiotics-ever and organic production capabilities, strengthening our footprint in fast-growing and higher-margin chicken segments. This acquisition further strengthens the Company’s strategic position in the U.S. chicken market.
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2016) applies to our fiscal year and not the calendar year. Fiscal 2016 was a 52-week fiscal year.
Our Industry
Industry Overview
The U.S. consumes more chicken than any other protein (approximately 34.4 billion pounds projected in calendar year 2017 according to the U.S. Department of Agriculture (“USDA”)), and chicken is the second most consumed protein globally after pork. The U.S. is the world’s largest producer of chicken and is projected to produce approximately 41.1 billion pounds of ready-to-cook broiler meat in calendar year 2017, representing 20.7% of the total world production. Broilers are tender, young chickens suitable for broiling or roasting. Brazil and China produce the second and third most broiler meat, with 15.6% and 12.7% of the world market, respectively, according to the USDA.
According to the USDA, the export of U.S. chicken products increased at an average annual growth rate of 1.8% from 2005 through 2015. The U.S. is the second-largest exporter of broiler meat behind Brazil. The U.S. is projected to export 6.9 billion pounds in calendar year 2017, which would account for 27.5% of the total world exports and 16.7% of the total U.S. production, according to the USDA. The top five exporters are projected to control over 86.6% of the market in 2017.
According to the USDA, chicken production in the U.S. increased from 2005 through 2015 at a compounded annual growth rate of 1.1%. The growth in chicken demand is attributable to (i) relative affordability compared to other proteins such as beef and pork, (ii) the increasingly health conscious nature of U.S. consumers, (iii) chicken’s consistent quality and versatility and (iv) its introduction on many foodservice menus. In addition, global protein demand continues to be strong, consistent with rising standards of living and a growing middle class in developing countries around the world. USDA estimates from 2015 through 2025 show an anticipated increase of global chicken production at a compounded annual growth rate of 1.2%. We believe our relationship with JBS positions us to capture a portion of those emerging markets.
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

Feed. Broilers are fed corn and soybean meal as well as certain vitamins and minerals. Corn and soybean meal accounted for approximately 45.7% and 36.3% of our feed costs, respectively, in 2016. Broiler production is significantly more efficient from a feed perspective than cattle or hog production. Approximately two pounds of feed are required for each pound of chicken, as compared to approximately seven and 3.5 pounds for cattle and hogs, respectively. We have sought to mitigate the impact of feed price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed price contracts, broadening our product portfolio and expanding the variety of contracts within our book of business.
Competitive Strengths
We believe that our competitive strengths will enable us to maintain and grow our position as a leading chicken company and to capitalize on future favorable growth opportunities:
Leading market position in the growing chicken industry. We are one of the largest chicken producers globally and a leading chicken producer in the U.S. with an approximate 16.6% market share, based on ready-to-cook production in 2016, according to WATTPoultryUSA magazine. We believe we can maintain this prominent market position as we are one of the few producers in the chicken industry that can fully satisfy the requirements of large retailers and foodservice companies due to our broad product range, national distribution, vertically integrated operations and technical capabilities. Further, our scale of operations, balanced product portfolio and a wide range of production capabilities enable us to meet both the capacity and quality requirements of our customer base. Finally, we believe we are well positioned with our global footprint to benefit from the growth in the U.S. chicken export market.
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
Blue chip and diverse customer base across all industry segments. We benefit from strong relationships with leading companies in every customer segment, including Chick-fil-A®, Sysco®, US Foods, Kroger®, Costco®, Publix®, and H-E-B®, most of whom have been doing business with us for more than five years. We sell our products to a large and diverse customer base, with over 5,000 customers, with no single one accounting for more than 10% of total sales.
Lean and focused enterprise. We are an efficient and lean organization supported by our market-driven business strategy. We have closed, idled or sold plants and distribution centers, reduced or consolidated production at other facilities, streamlined our workforce and reduced administrative and corporate expenses. In addition, we continue to seek to make significant production improvements driven by improved yields, labor, cost savings and product mix. We utilize zero-based budgeting and plant-level profit and loss analysis, driving engagement and ownership over the results at each plant. These strategic initiatives have reduced our cost base, resulting in higher and more sustainable profits. We share corporate headquarters with JBS in Greeley, Colorado, and have integrated certain corporate functions with JBS to save costs.
Robust cash flow generation with disciplined capital allocation. Our leading market position, strong customer relationships and highly efficient operations help drive attractive and we believe sustainable margins. We also have a proven track record of disciplined capital allocation. We have spent approximately $826 million since 2011 in capital spending towards identified projects with rapid payback, further driving our profitability. Since the end of 2011, we have also reduced our net debt from over $1.4 billion to $892 million at the end of 2016.
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
Relationship with JBS. We work closely with JBS management to identify areas where Pilgrim’s and JBS can achieve synergies. We share corporate headquarters with JBS in Greeley, Colorado, and have integrated certain corporate functions with JBS to save costs. In addition to cost savings through the integration of certain corporate functions and the rationalization of facilities, our relationship with JBS allows us to enjoy several advantages given its diversified international operations and strong record in commodity risk management. In addition, the expertise of JBS in managing the risk associated with volatile commodity inputs will help us to further improve our operations and manage our margins.

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
Between 2011 and 2016, these initiatives have resulted in approximately $1.0 billion of cumulative operational improvements, including from reduction of plant-related costs and improved sales mix and product yield.
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
Products and Markets
Our primary product types are fresh chicken products, prepared chicken products and value-added export chicken products. We sell our fresh chicken products to the foodservice and retail markets. Our fresh chicken products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated and prepackaged case-ready chicken. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our fresh chicken sales accounted for 75.4% of our total U.S. chicken sales in 2016.
We also sell prepared chicken products, including portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Our prepared chicken products sales accounted for 20.7% of our total U.S. chicken sales in 2016.
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

In certain newly accessed international markets, we have established premium brands, which allow us to market our products at a premium to commodity price levels within those regions. Our export and other chicken products sales accounted for 3.9% of our total U.S. chicken sales in 2016.
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

	2016	2015	2014	2013	2012
	(In thousands)
U.S. chicken:
Fresh chicken	$4,627,137	$4,701,943	$4,703,993	$4,123,089	$3,583,854
Prepared chicken	1,269,010	1,672,693	1,787,389	2,046,746	2,239,289
Export and other chicken	313,827	358,878	620,082	715,969	817,723
Total U.S. chicken	6,209,974	6,733,514	7,111,464	6,885,804	6,640,866
Mexico chicken	1,245,644	1,016,200	900,360	864,454	758,023
Total chicken	7,455,618	7,749,714	8,011,824	7,750,258	7,398,889
Other products:
U.S.	461,429	409,840	535,572	614,409	608,619
Mexico	14,076	20,550	35,969	46,481	113,874
Total other products	475,505	430,390	571,541	660,890	722,493
Total net sales	$7,931,123	$8,180,104	$8,583,365	$8,411,148	$8,121,382
The following table sets forth, beginning with 2012, the percentage of net U.S. chicken sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	2016	2015	2014	2013	2012

Fresh chicken	75.4	69.8	66.2	59.9	54.0
Prepared chicken	20.7	24.9	25.1	29.7	33.7
Export and other chicken	3.9	5.3	8.7	10.4	12.3
Total U.S. chicken	100.0	100.0	100.0	100.0	100.0
United States Operations
Product Types
Fresh Chicken Overview. Fresh chicken is an important component of our sales and accounted for $4,627.1 million, or 75.4%, of our total U.S. chicken sales in 2016 and $3,583.9 million, or 54.0%, in 2012. Most fresh chicken products are sold to established customers, based upon certain weekly or monthly market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. The majority of these products are sold pursuant to agreements with varying terms that set a price according to formulas based on underlying chicken price markets, subject in many cases to minimum and maximum prices.
Prepared Chicken Overview. In 2016, $1,269.0 million, or 20.7%, of our U.S. chicken sales were in prepared chicken products to foodservice customers and retail distributors, as compared to $2,239.3 million, or 33.7%, in 2012. The production and sale in the U.S. of prepared chicken products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our U.S. cost of sales, representing approximately 29.6% of our U.S. cost of sales in 2016. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.
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

Export and Other Chicken Overview. Our export and other chicken products consist of whole chickens and chicken parts sold primarily in bulk, nonbranded form, either refrigerated to distributors in the U.S. or frozen for distribution to export markets, and branded and nonbranded prepared chicken products for distribution to export markets. In 2016, approximately $313.8 million, or 3.9%, of our total U.S. chicken sales were attributable to U.S. chicken export and other chicken products, as compared to $817.7 million, or 12.3%, in 2012.
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
Mexico Operations
Background
Our Mexico operations generated approximately 15.9% of our net sales in 2016. We are one of the largest producers and sellers of chicken in Mexico. We believe that we operate one of the more efficient business models for chicken production in Mexico.
On June 29, 2015, we acquired, indirectly through certain of our Mexican subsidiaries, 100% of the equity of Tyson Mexico from Tyson Foods, Inc. and certain of its subsidiaries for cash. Tyson Mexico is a vertically integrated poultry business based in Gómez Palacio, Durango, Mexico. The acquired business has a production capacity of 2.9 million birds per week in its three plants. The acquisition further strengthened our strategic position in the Mexico chicken market.
During 2014 and 2015, we invested approximately $12.5 million in the first phase of a new poultry processing complex in Veracruz, Mexico. We initiated live production operations at this facility in September 2015.
Product Types
While the market for chicken products in Mexico is less developed than in the U.S., with sales attributed to fewer, simpler products, we believe we have been successful in differentiating our products through high-quality client service and product improvements. Additionally, we are an important player in the live market, which accounts for approximately 35% of the chicken sales in Mexico.
Markets
We sell our chicken products primarily to wholesalers, large restaurant chains, fast food accounts and supermarket chains, and also engage in direct retail distribution in selected markets. Our largest presence is by far in the central states of the country where we have been able to gain market share. Our presence in Mexico reaches 75.4% of the population.
Foreign Operations Risks
Our foreign operations pose special risks to our business and operations. A discussion of foreign operations risks is included in “Item 1A. Risk Factors.”
Key Customers
Our two largest customers accounted for approximately 14.4% and 14.9% of our net sales in 2016 and 2015, respectively. No customer accounted for ten percent or more of our net sales in either 2016 or 2015.
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

Employees
As of December 25, 2016, we employed approximately 29,850 persons in the U.S. and approximately 9,750 persons in Mexico. Approximately 42.9% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2017 or later, with the exception of three processing operations locations, where the collective bargaining agreements expired in 2016. Collective bargaining agreements have been reached for two of these three processing operations locations and we expect to ratify these agreements in 2017. Negotiations are ongoing on the collective borrowing agreement for the remaining processing operations location. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of agreements, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
Trademarks
We own registered trademarks which are used in connection with our activity in our business. The trademarks are important to the overall marketing and branding of our products. All major trademarks in our business are registered. In part, our success can be attributed to the existence and continued protection of these trademarks.
Seasonality
The demand for our chicken products generally is greatest during the spring and summer months and lowest during the winter months.
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
Executive Officers
Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
William W. Lovette	57	President and Chief Executive Officer
Fabio Sandri	45	Chief Financial Officer
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

Fabio Sandri has served as the Chief Financial Officer for Pilgrim’s since June 2011. From April 2010 to June 2011, Mr. Sandri served as the Chief Financial Officer of Estacio Participações, the private post-secondary educational institution in Brazil. From November 2008 until April 2010, he was the Chief Financial Officer of Imbra SA, a provider of dental services based in Sao Paolo, Brazil. Commencing in 2005 through October 2008, he was employed by Braskem S.A., a New York Stock Exchange-listed petrochemical company headquartered in Camaçari, Brazil, first from 2005 to 2007 as its strategy director, then from 2007 until his departure as its corporate controller. He earned his Masters in Business Administration in 2001 from the Wharton School at the University of Pennsylvania and a degree in electrical engineering in 1993 from Escola Politécnica da Universidade de São Paulo.
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

For example, there was substantial publicity in 2015 regarding highly pathogenic avian influenza (“HPAI”) H5 in the Pacific, Central, and Mississippi flyways (or migratory bird paths) of North America. The disease was found in wild birds, as well as in a few backyard and commercial poultry flocks. The CDC considers the risk to people from these HPAI H5 infections to be low. No human cases of these HPAI H5 viruses have been detected. In its response effort, the USDA coordinated closely with state officials in affected and bordering states and other federal departments on avian influenza surveillance, reporting and control efforts. The USDA also coordinated with Canada on the HPAI H5 findings that were close to the northern U.S. border. Furthermore, there was substantial publicity in 2012 and 2013 regarding a highly pathogenic strain of avian influenza, known as H7N3, which affected several states in central Mexico. There was also substantial publicity in 2013 regarding a low pathogenic strain of avian influenza, known as H7N9, which affected eastern and northern China in and around the cities of Shanghai and Beijing.
There have been outbreaks of other low pathogenic strains of avian influenza in the U.S. In Mexico, outbreaks of both high and low-pathogenic strains of avian influenza are a fairly common occurrence. Historically, the outbreaks of low pathogenic strains of avian influenza have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with highly pathogenic strains such as HPAI H5 and H7N3 or highly infectious strains such as H7N9. Even if no further highly pathogenic or highly contagious strains of avian influenza are confirmed in the U.S. or Mexico, there can be no assurance that outbreaks of these strains in other countries will not materially adversely affect demand for U.S.-produced poultry internationally and/or U.S.-produced or Mexico-produced poultry domestically, and, if any of these strains were to spread to either the U.S. or Mexico, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case, in a manner having a material adverse effect on our business, reputation and/or prospects.
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
Competition in the chicken industry with other vertically integrated poultry companies may make us unable to compete successfully in this industry, which could adversely affect our business.

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
Our two largest customers accounted for approximately 14.4% of our net sales in 2016. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.
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
Our operations will continue to be subject to federal, state and local governmental regulation, including in the health, safety and environmental areas. Changes in laws or regulations or the application thereof regarding areas such as wage and hour and environmental compliance may lead to government enforcement actions and resulting litigation by private litigants.

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
Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new federal immigration legislation is enacted or if states in which we do business enact immigration laws, such laws may contain provisions that could make it more difficult or costly for us to hire U.S. citizens and/or legal immigrant workers. Additionally, there may be uncertainty as to the position the U.S. will take with respect to immigration following the 2016 U.S. presidential election and related change in the U.S. political agenda, coupled with the transition of administrations. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, despite our past and continuing efforts to hire only U.S. citizens and/or persons legally authorized to work in the U.S., we may be unable to ensure that all of our employees are U.S. citizens and/or persons legally authorized to work in the U.S. No assurances can be given that enforcement efforts by governmental authorities will not disrupt a portion of our workforce or operations at one or more facilities, thereby negatively impacting our business. Also, no assurance can be given that further enforcement efforts by governmental authorities will not result in the assessment of fines that could adversely affect our financial position, operating results or cash flows.
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
As of December 25, 2016, we employed approximately 29,850 persons in the U.S. and approximately 9,750 persons in Mexico. Approximately 42.9% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2017 or later, with the exception of three processing operations locations, where the collective bargaining agreements expired in 2016. Collective bargaining agreements have been reached for two of these three processing operations locations and we expect to ratify these agreements in 2017. Negotiations are ongoing on the collective borrowing agreement for the remaining processing operations location. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of agreements, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
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
We are involved on an ongoing basis in litigation relating to alleged antitrust violations or arising in the ordinary course of business or otherwise. For example, between September 2, 2016 and October 13, 2016, ten purported class action lawsuits were brought against Pilgrim’s and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. See “Item 3. Legal Proceedings.” Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty, and adverse litigation trends and outcomes could result material damages, which could adversely affect our financial condition and results of operations.
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
On a consolidated basis, as of December 25, 2016, we had approximately $500.4 million in secured indebtedness, $523.3 million of unsecured indebtedness and had the ability to borrow approximately $682.6 million under our credit agreements. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness.
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
Impairment in the carrying value of goodwill could negatively affect our operating results.
We have a significant amount of goodwill on our Consolidated Balance Sheet. Under generally accepted accounting principles, goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our goodwill include changes in the industry in which we operate, particularly the impact of a downturn in the global economy or the economies of geographic regions or countries in which we operate, as well as competition, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability.
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
There can be no assurance that GNP can be combined successfully with our business.
In evaluating the terms of our acquisition of GNP, we analyzed the respective businesses of Pilgrim’s Pride and GNP and made certain assumptions concerning their respective future operations. A principal assumption was that the acquisition will produce operating results better than those historically experienced or presently expected to be experienced in the future by us in the absence of the acquisition. There can be no assurance, however, that this assumption is correct or that the businesses of Pilgrim’s Pride and GNP will be successfully integrated in a timely manner.
Assumption of unknown liabilities in acquisitions may harm our financial condition and operating results.
Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. For example, our acquisition of GNP was structured as an equity purchase in which we effectively assumed all of the liabilities of GNP including liabilities that may be unknown. Such unknown obligations and liabilities could harm our financial condition and operating results.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Operating Facilities
Our main operating facilities are as follows:

	Operating	Idled	Capacity(a)	Unit of measure	Average Capacity Utilization(b)
Legacy Pilgrim’s Facilities:
U.S. Facilities
Fresh processing plants	23	6	6.2 million	Birds per day	91.0%
Prepared foods cook plants	4	3	463.2 million	Pounds per year	65.3%
Feed mills	23	3	11.2 million	Tons per year	82.0%
Hatcheries	29	3	2.1 billion	Eggs per year	85.9%
Rendering	4	2	374,211	Tons per year	72.2%
Pet food processing	3	—	77,651	Tons per year	62.7%
Freezers	1	1	125,000	Square feet	N/A
Puerto Rico Facilities
Fresh processing plant	1	—	0.1 million	Birds per day	102.3%
Feed mill	1	—	0.1 million	Tons per year	97.1%
Hatchery	1	—	27.0 million	Eggs per year	78.4%
Rendering	1	—	8,050	Tons per year	57.5%
Distribution center	1	—	N/A		N/A
Mexico Facilities
Fresh processing plants	6	—	1.1 million	Birds per day	87.1%
Prepared foods cook plants	2	—	54.4 million	Kilograms per year	66.7%
Feed mills	8	—	2.3 million	Tons per year	79.5%
Hatcheries	9	—	500.8 million	Eggs per year	94.6%
Rendering	3	—	54,240	Tons per year	70.7%
Distribution centers	19	—	N/A		N/A
GNP Facilities:
Fresh processing plants	2	—	0.4 million	Birds per day	100.0%
Further processing plant	1	—	47.0 million	Pounds per year	N/A
Feed mills	2	—	0.7 million	Tons per year	78.9%
Hatcheries	2	—	160.5 million	Eggs per year	79.5%
Grain elevator	1	—	4.0 million	Bushels put through per year	100.0%

(a)	Capacity and utilization numbers do not include idled facilities.

Other Facilities and Information
In the U.S, our corporate offices share a building with JBS in Greeley, Colorado. We own a building in Richardson, Texas, which houses our computer data center. We also own office buildings in Broadway, Virginia, and Pittsburg, Texas, which house additional administrative, sales and marketing, research and development, and other support activities. We lease building space in St. Cloud, Minnesota, which houses GNP administrative, sales and marketing, and other support activities. We also lease office buildings in Bentonville, Arkansas and Cincinnati, Ohio for members of our sales team and building space in Carrollton, Texas, which houses a second computer data center.
In Mexico, we own an office building in Gómez Palacio, Durango and lease an office building in Santiago de Querétaro, Querétaro, both of which house our Mexican administrative functions. We also lease office space in Mexico City that houses our Mexican marketing office.

Most of our property, plant and equipment are pledged as collateral on our credit facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Legal Proceedings
Tax Claims and Proceedings
In 2009, the IRS asserted claims against the Company in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) totaling $74.7 million. Following a series of objections, motions and opposition filed by both parties with the Bankruptcy Court, the Company worked with the IRS through the normal processes and procedures that are available to resolve the IRS’ claims. On December 12, 2012, the Company entered into two Stipulation of Settled Issues agreements with the IRS (the “Stipulations”). The first Stipulation related to the Company’s 2003, 2005, and 2007 tax years and resolved all of the material issues in the case. The second Stipulation related to the Company as the successor in interest to Gold  Kist Inc. (“Gold Kist”) for the tax years ended June 30, 2005 and September 30, 2005, and resolved all substantive issues in the case. These Stipulations accounted for approximately $29.3 million of the claims and should result in no additional tax due. The Company is currently working with the IRS to finalize the complete tax calculations associated with the Stipulations.
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, ten purported class action lawsuits were filed with the U.S. District Court for the Northern District of Illinois against Pilgrim’s and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens. On October 5, 2016, the Court consolidated the complaints, for pretrial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. These actions are now styled In re Broiler Chicken Antitrust Litigation. The current operative complaints filed on behalf of each putative class allege, among other things, a conspiracy among defendants to reduce output and fix, increase, maintain, and stabilize the prices of broiler chickens in violation of the U.S. antitrust laws from the period of January 2008 to the present. The complaints on behalf of putative classes of indirect purchasers also include causes of action under various state consumer protection laws, unfair competition laws and unjust enrichment common laws. The complaints seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. Pilgrim’s has filed motions to dismiss these actions.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of Pilgrim’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against Pilgrim’s and its named executive officers. The complaint alleges, among other things, that Pilgrim’s SEC filings contained statements that were rendered materially false and misleading by Pilgrim’s failure to disclose that (i) the company colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) Pilgrim’s revenues during the class period were the result of illegal conduct and (iv) that Pilgrim’s lacked effective internal control over financial reporting, as well as stating that Pilgrim’s industry was anticompetitive. The Court has not yet appointed a lead plaintiff and no consolidated class action complaint has been filed.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against Pilgrim’s and 10 other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy among the defendants to reduce competition in the domestic market for broiler chickens. Plaintiffs’ allegations are similar to those raised in the In re Broiler Chicken Antitrust Litigation, and seek, among other relief, treble damages.
We believe we have strong defenses in response to the plaintiffs’ allegations and intend to contest these actions vigorously. We cannot predict the outcome of these actions nor when they will be resolved. If the plaintiffs were to prevail in any of these actions, we could be liable for damages, which could be material and could adversely affect our financial condition or results of operations.
The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the aggregate amount of ultimate liability with respect to these actions will not materially affect the Company’s financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PPC.” High and low closing prices of the Company’s common stock for 2016 and 2015 are as follows:

	2016 Prices		2015 Prices
Quarter	High	Low	High	Low
First	$25.15	$21.00	$37.02	$23.55
Second	27.50	23.48	27.00	22.59
Third	25.82	20.80	23.39	19.41
Fourth	21.84	17.38	22.68	18.14
Holders
The Company estimates there were approximately 21,600 holders (including individual participants in security position listings) of the Company’s common stock as of February 8, 2017.
Dividends
On May 18, 2016, the Company paid a special cash dividend from retained earnings of approximately $700 million, or $2.75 per share, to stockholders of record as of May 10, 2016. On February 17, 2015, the Company paid a special cash dividend from retained earnings of approximately $1.5 billion, or $5.77 per share, to stockholders of record as of January 30, 2015. The Company used proceeds from the U.S. Credit Facility, along with cash on hand, to fund both special cash dividends.
Notwithstanding the special cash dividends paid on May 18, 2016 and February 17, 2015, the Company has no current intention to pay any further dividends to its stockholders. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations and other factors deemed relevant by our board of directors in its discretion.
Both the U.S. Credit Facility and the Indenture governing the Senior Notes restrict, but do not prohibit, the Company from declaring dividends.
Issuer Purchases of Equity Securities in 2016
On July 28, 2015, the Company’s Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration date to February 9, 2017. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. For the fifty-two weeks ended December 25, 2016, the Company repurchased 5.8 million shares of its common stock under the program for an aggregate cost of $117.9 million and an average price of $20.42 per share. Since the inception of the program, the Company has repurchased 10.6 million shares of its common stock under the program for an aggregate cost of $217.1 million and an average price of $20.41 per share. Set forth below is information regarding our stock repurchases for the thirteen weeks ended December 25, 2016.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs
September 26, 2016 through October 23, 2016	2,061,986	$20.80	2,061,986	$142,211,182
October 24, 2016 through November 27, 2016	2,100,172	20.08	2,100,172	100,032,966
November 28, 2016 through December 25, 2016	686,700	18.17	686,700	87,554,118
Total	4,848,858	$20.12	4,848,858	$87,554,118
Total Return on Registrant’s Common Equity
The graph below matches the cumulative 5-Year total return of holders of Pilgrim’s Pride Corporation’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of three companies that includes: Hormel Foods Corp, Sanderson Farms Inc. and Tyson Foods Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/25/2011 and tracks it through 12/25/2016.
The graph covers the period from December 25, 2011 to December 25, 2016, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

	12/25/11	06/30/12	12/30/12	06/30/13	12/29/13	06/30/14	12/28/14	06/30/15	12/27/15	06/30/16	12/25/16
PPC	$100.00	$119.37	$120.03	$249.42	$274.96	$456.76	$568.78	$462.35	$452.69	$569.84	$425.37
Russell 2000	100.00	108.53	116.35	134.80	161.52	166.67	169.43	177.48	161.95	165.53	196.45
Peer Group	100.00	97.99	100.34	131.23	159.64	180.84	196.51	207.23	277.76	294.97	284.30
Item 6. Selected Financial Data

(In thousands, except ratios and per share data)	2016	2015	2014	2013	2012
Operating Results Data:
Net sales	$7,931,123	$8,180,104	$8,583,365	$8,411,148	$8,121,382
Gross profit(a)	914,360	1,254,377	1,393,995	845,439	435,832
Operating income(a)	713,510	1,044,891	1,203,115	658,863	250,342
Interest expense, net	44,197	33,875	77,271	84,881	103,529
Loss on early extinguishment of debt	—	—	—	—	—
Income (loss) before income taxes(a)	672,635	992,758	1,102,391	573,940	153,062
Income tax expense (benefit)(b)	232,906	346,796	390,953	24,227	(20,980)
Net income(a)	439,729	645,962	711,438	549,713	174,042
Net income (loss) attributable to noncontrolling interest	(803)	48	(210)	158	(192)
Net income attributable to Pilgrim’s Pride Corporation(a)	440,532	645,914	711,648	549,555	174,234
Ratio of earnings to fixed charges(c)	12.25x	20.63x	12.96x	7.47x	2.34x
Per Common Diluted Share Data:
Net income attributable to Pilgrim’s Pride Corporation	$1.73	$2.50	$2.74	$2.12	$0.70
Adjusted net income attributable to Pilgrim’s Pride Corporation(d)	1.75	2.60	2.96	2.14	0.68
Book value	3.53	4.88	8.46	5.75	3.50
Balance Sheet Summary:
Working capital	454,067	899,264	1,138,177	845,584	812,551
Total assets	3,008,218	3,318,443	3,091,718	3,172,402	2,913,869
Notes payable and current maturities of long-term debt	94	28,812	262	410,234	15,886
Long-term debt, less current maturities	1,011,858	985,509	3,980	501,999	1,148,870
Total stockholders’ equity	896,747	1,261,810	2,196,801	1,492,602	908,997
Cash Flow Summary:
Cash flows from operating activities	755,483	976,828	1,066,692	878,533	199,624
Depreciation and amortization(e)	180,515	158,975	155,824	150,523	147,414
Impairment of goodwill and other assets	790	4,813	—	4,004	2,770
Purchases of investment securities	—	—	(55,100)	(96,902)	(162)
Proceeds from sale or maturity of investment securities	—	—	152,050	—	688
Acquisitions of property, plant and equipment	(272,467)	(175,764)	(171,443)	(116,223)	(90,327)
Purchase of acquired business, net of cash acquired	—	(373,532)	—	—	—
Cash flows from financing activities	(813,131)	(578,647)	(905,595)	(250,214)	(111,029)
Other Data:
EBITDA(f)(g)	893,515	1,181,970	1,321,774	800,398	393,942
Adjusted EBITDA(f)(g)	899,284	1,213,467	1,352,249	810,316	397,773
Key Indicators (as a percent of net sales):
Gross profit(a)	11.5%	15.3%	16.2%	10.1%	5.4%
Selling, general and administrative expenses	2.5%	2.5%	2.2%	2.2%	2.2%
Operating income(a)	9.0%	12.8%	14.0%	7.8%	3.1%
Interest expense, net	0.6%	0.4%	0.9%	1.0%	1.3%
Net income(a)	5.6%	7.9%	8.3%	6.5%	2.1%

(a)	Operating income and net income include the following restructuring charges for each of the years presented:

	2016	2015	2014	2013	2012
	(In millions)
Additional effect on operating income:
Administrative restructuring charges	(1.1)	(5.6)	(2.3)	(5.7)	(8.4)

(b)
Income tax expense in 2016, 2015 and 2014 resulted primarily from expense recorded on our year-to-date income. Income tax expense in 2013 resulted primarily from expense recorded on our year-to-date income offset by a decrease in valuation allowance as a result of year-to-date earnings. Income tax benefit in 2012 resulted primarily from a decrease in valuation allowance and a decrease in reserves for unrecognized tax benefits.

(c)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest.

(d)
Adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with GAAP, to compare the performance of companies. Adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share is not a measurement of financial performance under GAAP, has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. It does not reflect the impact of earnings or charges resulting from matters we consider to not be indicative of our ongoing operations.

A reconciliation of net income attributable to Pilgrim’s Pride Corporation per common diluted share to adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share is as follows:

	2016	2015	2014	2013	2012
	(In thousands except per share data)
Net income attributable to Pilgrim’s Pride Corporation	$440,532	$645,914	$711,648	$549,555	$174,234
Loss on early extinguishment of debt	—	1,470	29,475	—	—
Foreign currency transaction losses (gains)	3,897	25,940	27,979	4,415	(4,810)
Adjusted net income attributable to Pilgrim’s Pride Corporation	444,429	673,324	769,102	553,970	169,424
Weighted average diluted shares of common stock outstanding	254,126	258,676	259,471	259,241	250,216
Adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share	$1.75	$2.60	$2.96	$2.14	$0.68

(e)	Includes amortization of capitalized financing costs of approximately $3.8 million, $3.6 million, $13.7 million, $9.3 million and $10.1 million in 2016, 2015, 2014, 2013, and 2012, respectively.

(f)
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (i) net income (loss) attributable to noncontrolling interests in the period from 2012 through 2016, (ii) restructuring charges in the period from 2012 through 2016 and (iii) foreign currency transaction losses (gains) in the period from 2012 through 2016. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Some of the limitations of these measures are:

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

    A reconciliation of net income to EBITDA and Adjusted EBITDA is as follows:

	2016	2015	2014	2013	2012
	(In thousands)
Net income	$439,729	$645,962	$711,438	$549,713	$174,042
Add:
Interest expense, net (a)	44,197	33,875	77,271	84,881	103,529
Income tax expense (benefit)	232,906	346,796	390,953	24,227	(20,980)
Depreciation and amortization (b)	180,515	158,975	155,824	150,884	147,414
Minus:
Amortization of capitalized financing costs(c)	3,832	3,638	13,712	9,307	10,063
EBITDA	893,515	1,181,970	1,321,774	800,398	393,942
Add:
Foreign currency transaction losses (gains)(d)	3,897	25,940	27,979	4,415	(4,810)
Restructuring charges(e)	1,069	5,605	2,286	5,661	8,449
Minus:
Net income (loss) attributable to noncontrolling interest	(803)	48	(210)	158	(192)
Adjusted EBITDA	$899,284	$1,213,467	$1,352,249	$810,316	$397,773

(a)	Interest expense, net, consists of interest expense less interest income.

(b)	2013 includes $0.4 million of asset impairments not included in restructuring charges.

(c)	Amortization of capitalized financing costs is included in both interest expense, net and depreciation and amortization above.

(d)
The Company measures the financial statements of its Mexico subsidiaries as if the U.S. dollar were the functional currency. Accordingly, we remeasure assets and liabilities, other than nonmonetary assets, of the Mexico subsidiaries at current exchange rates. We remeasure nonmonetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Currency exchange gains or losses resulting from these remeasurements are included in the line item Foreign currency transaction losses (gains) in the Consolidated Statements of Income.

(e)	Restructuring charges includes tangible asset impairment, severance and change-in-control compensation costs, and losses incurred on both the sale of unneeded broiler eggs and flock depletion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Company
We are one of the largest chicken producers in the world, with operations in the U.S., Mexico and Puerto Rico. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. We offer a wide range of products to our customers through strong national and international distribution channels. Pilgrim’s fresh chicken products consist of refrigerated (non-frozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated.
We market our balanced portfolio of fresh, prepared and value-added chicken products to a diverse set of over 5,000 customers across the U.S., Mexico and in approximately 80 other countries, with no single one accounting for more than 10% of total sales. We have become a valuable partner to our customers and a recognized industry leader by consistently providing high-quality products and services designed to meet their needs and enhance their business. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors such as Chick-fil-A®, distributors such as US Foods and Sysco® and retail customers, including grocery store chains and wholesale clubs such as Kroger®, Costco®, Publix®, and H‑E-B®.
As a vertically integrated company, we control every phase of the production process, which helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 4,045 growers, 32 feed mills, 39 hatcheries, 30 processing plants, six prepared foods cook plants, 20 distribution centers, eight rendering facilities and three pet food plants, we believe we are well positioned to supply the growing demand for our products.
We are one of the largest, and we believe one of the most efficient, producers and sellers of chicken in Mexico. Our presence in Mexico provides access to a market with growing demand and has enabled us to leverage our operational strengths within the region. The market for chicken products in Mexico is still developing with most sales attributed to fresh, commodity-oriented, market price-based business. We believe our Mexico business is well positioned to continue benefiting from these trends in the Mexican consumer market. Additionally, we are an important player in the live market, which accounted for approximately 35% of the industry’s chicken sales in Mexico in 2016.
As of December 25, 2016, we had approximately 39,600 employees and the capacity to process more than 36.7 million birds per week for a total of more than 10.7 billion pounds of live chicken annually. In 2016, we produced 8.1 billion pounds of chicken products, generating approximately $7.9 billion in net revenues and approximately $440.5 million in net income attributable to Pilgrim’s.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2016) in this report applies to our fiscal year and not the calendar year.

Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $440.5 million, or $1.73 per diluted common share, for 2016. These operating results included gross profit of $914.4 million. During 2016, we generated $755.5 million of cash from operations.
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

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price

2016:
Fourth Quarter	$3.67	$3.39	$330.80	$299.60
Third Quarter	3.94	3.16	401.00	302.80
Second Quarter	4.38	3.52	418.30	266.80
First Quarter	3.73	3.52	275.30	257.20
2015:
Fourth Quarter	3.98	3.58	320.70	269.00
Third Quarter	4.34	3.48	374.80	302.40
Second Quarter	4.10	3.53	326.40	286.50
First Quarter	4.13	3.70	377.40	317.50
2014:
Fourth Quarter	4.14	3.21	411.60	304.60
Third Quarter	4.24	3.23	464.20	307.20
Second Quarter	5.16	4.39	506.00	448.40
First Quarter	4.92	4.12	470.50	416.50
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity's price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. We recognized $4.3 million in net losses related to changes in the fair value of its derivative financial instruments during 2016. We recognized $21.8 million and $16.1 million in net gains related to changes in the fair value of its derivative financial instruments during 2015 and 2014, respectively.
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
Recent Developments
Special Cash Dividend. On May 18, 2016, the Company paid a special cash dividend from retained earnings of approximately $700.0 million, or $2.75 per share, to stockholders of record on May 10, 2016. The Company used proceeds from the U.S. Credit Facility, along with cash on hand, to fund the special cash dividend. For additional information, see “Note 14. Stockholders’ Equity - Special Cash Dividends” of our Consolidated Financial Statements included in this annual report.
Prepared Foods Recall and Production. During April and May 2016, we ordered recalls of approximately 5.6 million pounds of cooked chicken products after consumers and federal meat inspectors found contamination by certain foreign materials, including wood, plastic, rubber and metal, at one of our prepared foods facilities. At this time, there have been no confirmed reports of adverse reactions from the consumption of the recalled products. We are still assessing the full impact of this recall, and we have not included any of these expenses in our 2016 results. To date, the recall and its direct effects have not had a material impact on our financial position or results of operations. Unrelated to the recall, we also made operational improvements in one of our prepared foods facilities that negatively impacted production during 2016, but positioned that facility for future long-term growth.
GNP Acquisition. On January 6, 2017, we acquired 100% of the membership interests of GNP from Maschhoff Family Foods, LLC for a cash purchase price of $350 million, subject to customary working capital adjustments. GNP is a vertically integrated poultry business based in St. Cloud, Minnesota. The acquired business has a production capacity of 2.1 million birds per five-day work week in its three plants and currently employs approximately 1,775 people. This acquisition further strengthens our strategic position in the U.S. chicken market.

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

Results of Operations
2016 Compared to 2015
Net sales. Net sales for 2016 decreased $249.0 million, or 3.0%, from 2015. The following table provides additional information regarding net sales:

		Change from 2015
Source of net sales	2016	Amount	Percent
	(In thousands, except percent data)
United States	$6,671,403	$(471,951)	(6.6)%	(a)
Mexico	1,259,720	222,970	21.5%	(b)
Total net sales	$7,931,123	$(248,981)	(3.0)%

(a)
U.S. net sales generated in 2016 decreased $472.0 million, or 6.6%, from U.S. net sales generated in 2015 primarily because of decreases in both sales volume and net sales per pound. The decrease in sales volume, which resulted from the unfavorable impact that ongoing operational improvements in one of our prepared foods facilities had on production during the period and lower product demand from our commercial customers, contributed $300.5 million, or 4.2 percentage points, to the net sales decrease. Lower net sales per pound, which resulted primarily from lower market prices, contributed $171.4 million, or 2.3 percentage points, to the net sales decrease. Included in U.S. sales generated during 2016 and 2015 were sales to JBS USA Food Company totaling $16.5 million and $21.7 million, respectively.

(b)
Mexico sales generated in 2016 increased $223.0 million, or 21.5%, from Mexico sales generated in 2015, primarily because of an increase in sales volume and an increase in net sales per pound partially offset by the impact of foreign currency translation. The increase in sales volume contributed $310.6 million, or 30.0 percentage points, to the increase in Mexico net sales. The increase in net sales per pound contributed $133.7 million, or 12.9 percentage points, to the increase in Mexico net sales. The increases to net sales was partially offset by the impact of foreign currency translation, which contributed $221.3 million, or 21.3 percentage points, to the decrease in Mexico net sales. Other factors affecting the increase in Mexico net sales were individually immaterial.

Gross profit. Gross profit decreased by $340.0 million, or 27.1%, from $1.3 billion generated in 2015 to $914.4 million generated in 2016. The following tables provide gross profit information:

		Change from 2015		Percent of Net Sales
Components of gross profit	2016	Amount	Percent	2016	2015
	(In thousands, except percent data)
Net sales	$7,931,123	$(248,981)	(3.0)%	100.0%	100.0%
Cost of sales	7,016,763	91,036	1.3%	88.5%	84.7%	(a)(b)
Gross profit	$914,360	$(340,017)	(27.1)%	11.5%	15.3%

Sources of gross profit	2016	Change from 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$742,085	$(384,776)	(34.1)%
Mexico	172,180	44,759	35.1%
Elimination	95	—	—%	(c)
Total gross profit	$914,360	$(340,017)	(27.1)%

Sources of cost of sales	2016	Change from 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$5,929,318	$(87,175)	(1.4)%	(a)
Mexico	1,087,540	178,211	19.6%	(b)
Elimination	(95)	—	—%	(c)
Total cost of sales	$7,016,763	$91,036	1.3%

(a)
Cost of sales incurred by our U.S. operations in 2016 decreased $87.2 million, or 1.4%, from cost of sales incurred by our U.S. operations in 2015. Cost of sales primarily decreased because of lower sales volume, an $81.5 million decrease in feed ingredients costs and a $17.9 million decrease in freight and storage costs. These costs were partially offset by a $27.0 million increase in contract labor costs, derivative losses of $5.0 million in 2016 compared to derivative gains of $21.3 million in 2015, a $21.3 million increase in wages and benefits, and an $18.1 million increase in co-pack labor costs. Other factors affecting U.S. cost of sales were individually immaterial.

(b)
Cost of sales incurred by the Mexico operations during 2016 increased $178.2 million, or 19.6%, from cost of sales incurred by the Mexico operations during 2015 primarily because of increased sales volume and a $33.3 million increase in feed ingredient costs. Mexico cost of sales also increased because of a $22.9 million increase in wages and benefits, a $11.9 million increase in freight and storage costs, and a $11.2 increase in in depreciation and amortization costs. These costs were partially offset by the impact of foreign currency translation which contributed $191.9 million, or 21.1 percentage points, to the decrease in cost of sales incurred by our Mexico operations. Other factors affecting cost of sales were individually immaterial.

(c)	Our Consolidated Financial Statements include the accounts of our company and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
Operating income. Operating income decreased $331.4 million, or 31.7%, from $949.6 billion generated for 2015 to $572.5 million generated for 2016. The following tables provide operating income information:

		Change from 2015		Percent of Net Sales
Components of operating income	2016	Amount	Percent	2016	2015
	(In thousands, except percent data)
Gross profit	$914,360	$(340,017)	(27.1)%	11.5%	15.3%
SG&A expenses	199,781	(4,100)	(2.0)%	2.5%	2.5%	(a)(b)
Administrative restructuring charges	1,069	(4,536)	(80.9)%	—%	0.1%	(c)
Operating income	$713,510	$(331,381)	(31.7)%	9.0%	12.8%

		Change from 2015
Source of operating income	2016	Amount	Percent
	(In thousands, except percent data)
United States	$572,558	$(377,052)	(39.7)%
Mexico	140,857	45,671	48.0%
Elimination	95	—	—%	(d)
Total operating income	$713,510	$(331,381)	(31.7)%

Sources of SG&A expenses	2016	Change from 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$168,457	$(3,189)	(1.9)%	(a)
Mexico	31,324	(911)	(2.8)%	(b)
Total SG&A expense	$199,781	$(4,100)	(2.0)%

Sources of administrative restructuring charges	2016	Change from 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$1,069	$(4,536)	(80.9)%	(c)
Total administrative restructuring charges	$1,069	$(4,536)	(80.9)%

(a)
SG&A expense incurred by the U.S. operations during 2016 decreased $3.2 million, or 1.9%, from SG&A expense incurred by the U.S. operations during 2015 primarily because of a $5.2 million decrease in brokerage expenses, a $2.6 million decrease in management fees charged for administrative functions shared with JBS USA Food Company Holdings, and a $2.0 million decrease in employee wages and benefits that were partially offset by a a $3.1 million increase in contract labor expenses, and a $2.6 million increase in professional fees expenses. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the Mexico operations during 2016 decreased $0.9 million, or 2.8%, from SG&A expense incurred by the Mexico operations during 2015 primarily because of a $15.0 million decrease in management fees charged for administrative functions shared with JBS USA Food Company Holdings, and a $2.6 million decrease in professional fees expenses. These decreases to SG&A expense were partially offset by a $15.9 increase in employee wages and benefits. Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred by the U.S. operations during 2016 decreased $4.5 million, or 80.9%, from administrative restructuring charges incurred during 2015. During 2016, administrative restructuring charges represented impairment costs of $0.8 million related to assets held for sale in Texas and impairment costs of $0.3 million related to the sale of an asset in Louisiana. During 2015, administrative restructuring charges represented impairment costs of $4.8 million related to assets held for sale in Louisiana and Texas and a loss of $0.8 million related to the sale of a rendering plant in Arkansas.

(d)	Our Consolidated Financial Statements include the accounts of both our company and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
Interest expense. Consolidated interest expense increased 22.3% to $45.9 million in 2016 from $37.5 million in 2015, primarily because of an increase in the weighted average interest rate to 4.97% in 2016 from 4.02% in 2015 and an increase in average borrowings of $1.4 billion in 2016 from $933.6 million in 2015. As a percent of net sales, interest expense in 2016 and 2015 was 0.58% and 0.46%, respectively.
Income taxes. Our consolidated income tax expense in 2016 was $232.9 million, compared to income tax expense of $346.8 million in 2015. The decrease in income tax expense in 2016 resulted primarily from a decrease in income. We expect a future effective tax rate that is comparative to 2016.
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

(b)
Mexico sales generated in 2015 increased $100.4 million, or 10.7%, from Mexico sales generated in 2014, primarily because of net sales generated by the acquired Tyson Mexico operations and an increase in sales volume experienced by our existing operations. The impact of the acquired business contributed $250.6 million, or 26.8 percentage points, to the increase in net sales. The sales volume increase experienced by our existing operations contributed $24.7 million, or 2.6 percentage points, to the increase in net sales. The impact of of the acquired business and the sales volume increase experienced by our existing operations were partially offset by a decrease in net sales per pound experienced by our existing operations and the impact of foreign currency translation on our existing operations. The decrease in net sales per pound experienced by our existing operations offset the impact of the acquired business and the sales volume increase experienced by our existing operations by $24.1 million, or 2.6 percentage points. The impact of foreign currency translation on our existing operation offset the impact of the acquired business and the sales volume increase experienced by our existing operations by $150.7 million, or 16.1 percentage points.

Gross profit. Gross profit decreased by $139.6 million, or 10.0%, from $1.4 billion generated in 2014 to $1.3 billion generated in 2015. The following tables provide gross profit information:

		Change from 2014		Percent of Net Sales
Components of gross profit	2015	Amount	Percent	2015	2014
	(In thousands, except percent data)
Net sales	$8,180,104	$(403,261)	(4.7)%	100.0%	100.0%
Cost of sales	6,925,727	(263,643)	(3.7)%	84.7%	83.8%	(a)(b)
Gross profit	$1,254,377	$(139,618)	(10.0)%	15.3%	16.2%

Sources of gross profit	2015	Change from 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$1,126,861	$(75,941)	(6.3)%
Mexico	127,421	(63,772)	(33.4)%
Elimination	95	95	—%	(c)
Total gross profit	$1,254,377	$(139,618)	(10.0)%

Sources of cost of sales	2015	Change from 2014
		Amount	Percent
	(In thousands, except percent data)
United States	$6,016,493	$(427,741)	(6.6)%	(a)
Mexico	909,329	164,193	22.0%	(b)
Elimination	(95)	(95)	—%	(c)
Total cost of sales	$6,925,727	$(263,643)	(3.7)%

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

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of December 25, 2016:

Source of Liquidity(a)	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$120.3
Debt facilities:
U.S. Credit Facility (defined below)	700.0	—	633.1	(a)
Mexico Credit Facility (defined below)	72.8	$23.3	49.5	(b)

(a)
Actual borrowings under the revolving loan commitment of our U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at December 25, 2016 was $675.8 million. Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at December 25, 2016 totaled $42.7 million.

(b)
As of December 25, 2016, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $49.5 million.  The Mexico Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.

Long-Term Debt and Other Borrowing Arrangements
Senior and Subordinated Notes
On March 11, 2015, the Company completed a sale of $500.0 million aggregate principal amount of its 5.75% senior notes due 2025 (the “Senior Notes”). The Company used the net proceeds from the sale of the Senior Notes to repay $350.0 million and $150.0 million of the term loan indebtedness under the U.S. Credit Facility (defined below) on March 12, 2015 and April 22, 2015, respectively. The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the U.S. to non-U.S. persons pursuant to Regulation S under the Securities Act.
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
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. No installments of principal are required to be made prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The Company had Term Loans outstanding totaling $500.0 million as of December 25, 2016.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through December 25, 2016 and, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through December 25, 2016 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.

Actual borrowings by the Company under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. As of December 25, 2016, the applicable borrowing base was $675.8 million and the amount available for borrowing under the revolving loan commitment was $633.1 million. The Company had letters of credit of $42.7 million and no outstanding borrowings under the revolving loan commitment as of December 25, 2016.
The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect the Company’s ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS and the Company’s other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of the Company’s assets. The U.S. Credit Facility requires the Company to comply with a minimum level of tangible net worth covenant. The U.S. Credit Facility also provides that the Company may not incur capital expenditures in excess of $500.0 million in any fiscal year. The Company is currently in compliance with the covenants under the U.S. Credit Facility.
All obligations under the U.S. Credit Facility will continue to be unconditionally guaranteed by certain of the Company’s subsidiaries and continue to be secured by a first priority lien on (i) the accounts receivable and inventory of our Company and its non-Mexico subsidiaries, (ii) 100% of the equity interests in the Company’s domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in the Company’s direct foreign subsidiaries and (iii) substantially all of the assets of the Company and the guarantors under the U.S. Credit Facility.
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility will mature on September 27, 2019. As of December 25, 2016, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $72.8 million, and there were $23.3 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 7.05%. As of December 25, 2016, the U.S. dollar-equivalent borrowing availability was $49.5 million.
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility.
Off-Balance Sheet Arrangements
We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $34.7 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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
Capital Expenditures
We anticipate spending between $250 million and $280 million on the acquisition of property, plant and equipment in 2017. Capital expenditures will primarily be incurred to improve efficiencies and reduce costs. We expect to fund these capital expenditures with cash flow from operations and proceeds from the revolving lines of credit under our various debt facilities.

Indefinite Reinvestment of Foreign Subsidiaries’ Undistributed Earnings
We have determined that the undistributed earnings of our Mexico and Puerto Rico subsidiaries will be indefinitely reinvested and not distributed to the U.S. The undistributed earnings of our Mexico, and Puerto Rico subsidiaries totaled $647.8 million and $24.9 million, respectively, at December 25, 2016.
Contractual Obligations
In addition to our debt commitments at December 25, 2016, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 25, 2016, under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations(a)	Total	2017	Years 2018-2019	Years 2020-2021	After 2022
	(In thousands)
Long-term debt(b)	$1,023,304	$—	$23,304	$500,000	$500,000
Interest(c)	279,019	40,325	78,583	59,486	100,625
Capital leases	439	122	226	91	—
Operating leases	107,999	26,819	43,586	25,945	11,649
Derivative liabilities	6,827	6,827	—	—	—
Purchase obligations(d)	178,408	177,956	452	—	—
Total	$1,595,996	$252,049	$146,151	$585,522	$612,274

(a)
The total amount of unrecognized tax benefits at December 25, 2016 was $16.8 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $42.7 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of December 25, 2016.

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
Historical Flow of Funds
Fiscal Year 2016
Cash provided by operating activities was $755.5 million and $976.8 million in 2016 and 2015, respectively. The decrease in cash flows provided by operating activities was primarily from net income of $440.0 million for 2016, as compared to net income of $646.0 million for 2015, and changes in working capital (excluding the impacts as a result of changes in foreign currency exchange rates).
Our net working capital position, which we define as current assets less current liabilities, decreased $445.2 million to a surplus of $454.1 million and a current ratio of 1.52 at December 25, 2016, compared to a surplus of $899.2 million and a current ratio of 2.06 at December 27, 2015. The decrease in working capital was primarily caused by cash used in operations.
Trade accounts and other receivables, including accounts receivable from related parties, decreased $30.6 million, or 8.7%, to $321.1 million at December 25, 2016 from $351.7 million at December 27, 2015, primarily due to a decrease in sales.
Inventories increased $11.9 million, or 1.5%, to $813.3 million at December 25, 2016 from $801.4 million at December 27, 2015. The change in inventories was primarily due to slightly increased costs for feed grains and their impact on the value of our live chicken inventories.
Prepaid expenses and other current assets decreased $18.1 million, or 24.0%, to $57.5 million at December 25, 2016 from $75.6 million at December 27, 2015. This change resulted primarily from a $7.6 million decrease in prepaid insurance, a $6.3 million decrease in value-added tax receivables and a $4.2 million reclassification of margin cash from other current assets to restricted cash and cash equivalents.

Accounts payable and accrued expenses, including accounts payable to related parties, increased $42.3 million, or 5.2%, to $847.2 million at December 25, 2016 from $804.9 million at December 27, 2015. This change resulted primarily from the timing of payments.
Cash used in investing activities was $261.7 million and $534.7 million in 2016 and 2015, respectively. We incurred capital expenditures of $272.5 million and $175.8 million for 2016 and 2015, respectively. In both 2016 and 2015, capital expenditures were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2016 and 2015 could not exceed $500 million under the terms of our U.S. credit facility. Cash proceeds generated from property disposals in 2016 and 2015 totaled $10.8 million and $14.6 million, respectively.
Cash used in financing activities was $813.1 million and $578.6 million in 2016 and 2015, respectively. Cash proceeds from long-term debt totaled $616.7 million and $1.7 billion for 2016 and 2015,respectively. Cash was used to repay long-term debt totaling $556.7 million and $683.8 million in 2016 and 2015, respectively. Cash proceeds in 2015 resulting from tax benefits related to share-based compensation totaled $6.5 million. Cash proceeds in 2016 resulting from noncontrolling interests totaled $7.3 million. Cash was used to pay capitalized loan costs totaling $0.7 million and $12.4 million in 2016 and 2015, respectively. Cash was used to pay a special cash dividend of $699.9 million and approximately $1.5 billion in 2016 and 2015, respectively. Additionally, cash was used to purchase common stock of $117.9 million and $99.2 million in 2016 and 2015, respectively.
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
Our net working capital position, which we define as current assets less current liabilities, decreased $238.9 million to a surplus of $899.2 million and a current ratio of 2.06 at December 27, 2015, compared to a surplus of $1.1 billion and a current ratio of 2.58 at December 28, 2014. The decrease in working capital was primarily caused by the use of cash in operations.
Trade accounts and other receivables, including accounts receivable from related parties, decreased $32.5 million, or 8.5%, to $351.7 million at December 27, 2015 from $384.1 million at December 28, 2014 primarily due to a decrease in sales.
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
Accounts payable and accrued expenses, including accounts payable to related parties, increased $88.7 million, or 12.4%, to $804.9 million at December 27, 2015 from $716.2 million at December 28, 2014. This change resulted primarily from the impact of the Tyson Mexico acquisition and the timing of payments.
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
Cash used in financing activities was $578.6 million and $905.6 million in 2015 and 2014, respectively. Cash proceeds in 2015 from long-term debt totaled $1.7 billion. Cash was used to repay long-term debt totaling $683.8 million and $910.2 million in 2015 and 2014, respectively. Cash proceeds in 2015 and 2014 resulting from tax benefits related to share-based compensation totaled $6.5 million and $0.5 million, respectively. Cash proceeds in 2014 resulting from a capital contribution under a tax sharing agreement between JBS USA Holdings and our company totaled $3.8 million. Cash proceeds in 2014 from the sale of subsidiary common stock totaled $0.3 million. Cash was used to pay capitalized loan costs totaling $12.4 million in 2015. Additionally, cash was used in 2015 to pay a special cash dividend of approximately $1.5 billion and to purchase common stock of $99.2 million.

Recently Issued Accounting Standards Not Adopted as of December 25, 2016
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In June 2015, the FASB agreed to defer by one year the mandatory effective date of this standard, but will also provide entities the option to adopt the new guidance as of the original effective date. The provisions of the new guidance will be effective as of the beginning of our 2018 fiscal year, but we have the option to adopt the guidance as early as the beginning of our 2017 fiscal year. We are currently identifying and cataloging the various types of revenue transactions to which we are a party. We also continue to evaluate the impact of the new guidance on our financial statements and have not yet selected either a transition approach to implement the standard or an adoption date.
In July 2015, the FASB issued new accounting guidance on the subsequent measurement of inventory, which, in an effort to simplify unnecessarily complicated accounting guidance that can result in several potential outcomes, requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Current accounting guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The provisions of the new guidance will be effective as of the first quarter of our 2017 fiscal year. The initial adoption of this guidance is not expected to have a material impact on our financial statements.
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
In March 2016, the FASB issued new accounting guidance on employee share-based payments, which, in an effort to simplify unnecessarily complicated aspects of accounting and reporting for share-based payment transactions, requires an entity to amend accounting and reporting methodology for areas such as the income tax consequences of share-based payments, classification of share-based awards as either equity or liabilities, and classification of share-based payment transactions in the statement of cash flows. The transition approach will vary depending on the area of accounting and reporting methodology to be amended. The provisions of the new guidance will be effective as of the first quarter of our 2017 fiscal year. The initial adoption of this guidance is not expected to have a material impact on our financial statements.
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
In November 2016, the FASB issued new accounting guidance on the classification and presentation of restricted cash in the statement of cash flows in order to eliminate the discrepancies that currently exist in how companies present these changes. The new guidance requires restricted cash to be included with cash and cash equivalents when explaining the changes in cash in the statement of cash flows. The new guidance will be effective as of the beginning of our 2018 fiscal year. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.
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
Income Taxes. We follow provisions under ASC No. 740-10-30-27 in the Expenses-Income Taxes topic with regard to members of a group that file a consolidated tax return but issue separate financial statements. We file our own U.S. federal tax return, but we are included in certain state unitary returns with JBS USA Holdings. The income tax expense of our company is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. For the unitary states, we have an obligation to make tax payments to JBS USA Holdings for our share of the unitary taxable income, which is included in taxes payable in our Consolidated Balance Sheets. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date. We recognize potential interest and penalties related to income tax positions as a part of the income tax provision.
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
Indefinite Reinvestment in Foreign Subsidiaries. We deem our earnings from Mexico and Puerto Rico as of December 25, 2016 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.
Accounting for Uncertainty in Income Taxes. We follow provisions under ASC No. 740-10-25 that provide a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See “Note 12. Income Taxes” to the Consolidated Financial Statements in this annual report.
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
The risk inherent in our market risk-sensitive instruments and positions is primarily the potential loss arising from adverse changes in commodity prices, foreign currency exchange rates, interest rates and the credit quality of available-for-sale securities as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions our management may take to mitigate our exposure to such changes. Actual results may differ.
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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of December 25, 2016 and December 27, 2015. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during 2016 and 2015, such a change would have resulted in a change to cost of sales of approximately $251.2 million and $263.7 million, respectively, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredients inventories at December 25, 2016 and December 27, 2015 would be $11.3 million and $8.5 million, respectively, excluding any potential impact on the production costs of our chicken inventories.
We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% increase in corn, soybean meal, and soybean oil prices on December 25, 2016 and December 27, 2015 would have resulted in an increase of approximately $0.4 million and $0.4 million, respectively, in the fair value of our net commodity derivative position, including margin cash, as of that date.
Interest Rates. Our variable-rate debt instruments represent approximately 50.9% and 51.0% of our total debt at December 25, 2016 and December 27, 2015, respectively. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.3 million and $1.3 million in 2016 and 2015, respectively.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $11.6 million and $7.2 million as of December 25, 2016 and December 27, 2015, respectively.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were $3.9 million, $25.9 million and $28.0 million in 2016, 2015 and 2014, respectively. The average exchange rates for 2016, 2015 and 2014 were 18.64 Mexican pesos to 1 U.S. dollar, 15.85 Mexican pesos to 1 U.S. dollar and 13.30 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of December 25, 2016 and December 27, 2015. However, fluctuations greater than 10.0% could occur. Based on the net monetary liability position of our Mexico operations at December 25, 2016, such a change would have resulted in an increase in foreign currency transaction gains recognized in 2016 of approximately $0.4 million. Based on the net monetary liability position of our Mexico operations at December 27, 2015, such a change would have resulted in a decrease in foreign currency transaction losses recognized in 2015 of approximately $1.5 million. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

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
We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation as of December 25, 2016 and December 27, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the fifty-two weeks ended December 25, 2016, December 27, 2015, and December 28, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II, Valuation and Qualifying Accounts, as of and for the fifty-two weeks ended December 25, 2016, December 27, 2015, and December 28, 2014. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pilgrim’s Pride Corporation as of December 25, 2016 and December 27, 2015, and the results of its operations and its cash flows for the fifty-two weeks ended December 25, 2016, December 27, 2015, and December 28, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pilgrim’s Pride Corporation’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 8, 2017

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 25, 2016	December 27, 2015
	(In thousands, except share and par value data)
Cash and cash equivalents	$120,328	$439,638
Restricted cash and cash equivalents	4,979	—
Trade accounts and other receivables, less allowance for doubtful accounts	317,170	348,994
Accounts receivable from related parties	3,913	2,668
Inventories	813,262	801,357
Income taxes receivable	—	71,410
Prepaid expenses and other current assets	57,457	75,602
Assets held for sale	5,259	6,555
Total current assets	1,322,368	1,746,224
Other long-lived assets	15,710	15,672
Identified intangible assets, net	38,593	47,453
Goodwill	125,607	156,565
Property, plant and equipment, net	1,505,940	1,352,529
Total assets	$3,008,218	$3,318,443

Notes payable to banks	$—	$28,726
Accounts payable	555,097	482,954
Accounts payable to related parties	1,421	7,000
Accrued expenses	290,699	314,966
Income taxes payable	20,990	13,228
Current maturities of long-term debt	94	86
Total current liabilities	868,301	846,960
Long-term debt, less current maturities	1,011,858	985,509
Deferred tax liabilities	142,651	131,882
Other long-term liabilities	88,661	92,282
Total liabilities	2,111,471	2,056,633

Commitments and contingencies

Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized; 259,682,000 and 259,685,145 shares issued at year-end 2016 and year-end 2015, respectively; 249,046,139 and 254,823,286 shares outstanding at year-end 2016 and year-end 2015, respectively	2,597	2,597
Treasury stock, at cost, 10,635,861 shares at year-end 2016	(217,117)	(99,233)
Additional paid-in capital	1,686,742	1,675,674
Accumulated deficit	(520,635)	(261,252)
Accumulated other comprehensive loss	(64,243)	(58,930)
Total Pilgrim’s Pride Corporation stockholders’ equity	887,344	1,258,856
Noncontrolling interest	9,403	2,954
Total stockholders’ equity	896,747	1,261,810
Total liabilities and stockholders’ equity	$3,008,218	$3,318,443
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fifty-Two Weeks Ended December 25, 2016	Fifty-Two Weeks Ended December 27, 2015	Fifty-Two Weeks Ended December 28, 2014
	(In thousands, except per share data)
Net sales	$7,931,123	$8,180,104	$8,583,365
Cost of sales	7,016,763	6,925,727	7,189,370
Gross profit	914,360	1,254,377	1,393,995
Selling, general and administrative expense	199,781	203,881	188,594
Administrative restructuring charges	1,069	5,605	2,286
Operating income	713,510	1,044,891	1,203,115
Interest expense, net of capitalized interest	45,921	37,548	82,097
Interest income	(1,724)	(3,673)	(4,826)
Foreign currency transaction losses	3,897	25,940	27,979
Miscellaneous, net	(7,219)	(7,682)	(4,526)
Income before income taxes	672,635	992,758	1,102,391
Income tax expense	232,906	346,796	390,953
Net income	439,729	645,962	711,438
Less: Net income (loss) attributable to noncontrolling interest	(803)	48	(210)
Net income attributable to Pilgrim’s Pride Corporation	$440,532	$645,914	$711,648

Weighted average shares of common stock outstanding:
Basic	253,669	258,442	258,974
Effect of dilutive common stock equivalents	457	234	497
Diluted	254,126	258,676	259,471

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$1.74	$2.50	$2.75
Diluted	$1.73	$2.50	$2.74
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fifty-Two Weeks Ended December 25, 2016	Fifty-Two Weeks Ended December 27, 2015	Fifty-Two Weeks Ended December 28, 2014

	(In thousands)
Net income	$439,729	$645,962	$711,438
Other comprehensive income (loss):
Gain (loss) associated with available-for-sale securities, net of tax expense (benefit) of $(40), $22 and $19, respectively	(66)	36	(31)
Gain (loss) associated with pension and other postretirement benefits, net of tax expense (benefit) of $(3,181), $2,168 and $(10,173), respectively	(5,247)	3,575	(16,775)
Total other comprehensive income (loss)	(5,313)	3,611	(16,806)
Comprehensive income	434,416	649,573	694,632
Less: Comprehensive income (loss) attributable to noncontrolling interests	(803)	48	(210)
Comprehensive income attributable to Pilgrim’s Pride Corporation	$435,219	$649,525	$694,842

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2013	259,029	$2,590	$—	$—	$1,653,119	$(120,156)	$(45,735)	$2,784	$1,492,602
Comprehensive income:
Net income (loss)	—	—	—	—	—	711,648	—	(210)	711,438
Other comprehensive loss, net of tax benefit of $10,154	—	—	—	—	—	—	(16,806)	—	(16,806)
Capital contribution to subsidiary by noncontrolling interest	—	—			—	—	—	332	332
Capital contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation (the“TSA”)	—	—	—	—	3,849	—	—	—	3,849
Share-based compensation plans:
Requisite service period recognition	—	—	—	—	4,928	—	—	—	4,928
Tax benefit related to share-based compensation	—	—	—	—	458	—	—	—	458
Balance at December 28, 2014	259,029	2,590	—	—	1,662,354	591,492	(62,541)	2,906	2,196,801
Comprehensive income:
Net income	—	—	—	—	—	645,914	—	48	645,962
Other comprehensive income, net of tax expense of $2,190	—	—	—	—	—	—	3,611	—	3,611
Capital contribution under the TSA	—	—	—	—	3,690	—	—	—	3,690
Share-based compensation plans:
Common stock issued under compensation plans	671	7			(7)	—	—	—	—
Common stock forfeited under compensation plans	(15)	—	—	—	(85)	—	—	—	(85)
Requisite service period recognition	—	—	—	—	3,060	—	—	—	3,060
Tax benefit related to share-based compensation	—	—	—	—	6,474	—	—	—	6,474
Common stock purchased under share repurchase program	—	—	(4,862)	(99,233)	—	—	—	—	(99,233)
Special cash dividend	—	—	—	—	—	(1,498,470)	—	—	(1,498,470)
Other	—	—	—	—	188	(188)	—	—	—
Balance at December 27, 2015	259,685	2,597	(4,862)	(99,233)	1,675,674	(261,252)	(58,930)	2,954	1,261,810
Comprehensive income:
Net income (loss)	—	—	—	—	—	440,532	—	(803)	439,729
Other comprehensive loss, net of tax benefit of $10,214	—	—	—	—	—	—	(5,313)	—	(5,313)
Capital contribution to subsidiary by noncontrolling interest	—	—			—	—	—	7,252	7,252
Capital contribution under the TSA	—	—	—	—	5,039	—	—	—	5,039
Share-based compensation plans:
Requisite service period recognition	—	—	—	—	6,102	—	—	—	6,102
Common stock purchased under share repurchase program	—	—	(5,774)	(117,884)	—	—	—	—	(117,884)
Common stock purchased from retirement plan participants	(3)	—	—	—	(73)	—	—		(73)
Special cash dividend	—	—	—	—	—	(699,915)	—	—	(699,915)
Balance at December 25, 2016	259,682	$2,597	(10,636)	$(217,117)	$1,686,742	$(520,635)	$(64,243)	$9,403	$896,747
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended December 25, 2016	Fifty-Two Weeks Ended December 27, 2015	Fifty-Two Weeks Ended December 28, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$439,729	$645,962	$711,438
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	180,515	158,975	155,824
Asset impairment	790	4,813	—
Foreign currency transaction losses	—	—	38,129
Accretion of bond discount	—	—	2,243
Gain on property disposals	(7,660)	(10,372)	(1,407)
Loss on equity method investments	452	—	—
Share-based compensation	6,102	2,975	4,928
Deferred income tax expense (benefit)	(3,424)	29,512	78,943
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(4,979)	—	—
Trade accounts and other receivables	35,617	61,294	(9,526)
Inventories	(11,905)	57,078	10,638
Prepaid expenses and other current assets	18,146	19,840	(38,010)
Accounts payable and accrued expenses	38,427	61,882	44,833
Income taxes	74,597	(55,428)	74,705
Long-term pension and other postretirement obligations	(10,165)	(3,500)	(5,784)
Other	(759)	3,797	(262)
Cash provided by operating activities	755,483	976,828	1,066,692
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(272,467)	(175,764)	(171,443)
Purchase of acquired business, net of cash acquired	—	(373,532)	—
Purchases of investment securities	—	—	(55,100)
Proceeds from sale or maturity of investment securities	—	—	152,050
Proceeds from property disposals	10,805	14,610	11,108
Cash used in investing activities	(261,662)	(534,686)	(63,385)
Cash flows from financing activities:
Proceeds from notes payable to bank	36,838	28,726	—
Payments on notes payable to bank	(65,564)	—	—
Proceeds from revolving line of credit and long-term borrowings	579,876	1,680,000	—
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(556,658)	(683,780)	(910,234)
Proceeds from capital contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	3,690	—	3,849
Tax benefit related to share-based compensation	—	6,474	458
Capital contributions to subsidiary by noncontrolling stockholders	7,252	—	332
Payment of capitalized loan costs	(693)	(12,364)	—
Purchase of common stock under share repurchase program	(117,884)	(99,233)	—
Purchase of common stock from retirement plan participants	(73)	—	—
Payment of special cash dividend	(699,915)	(1,498,470)	—
Cash used in financing activities	(813,131)	(578,647)	(905,595)
Effect of exchange rate changes on cash and cash equivalents	—	—	(29,775)
Increase (decrease) in cash and cash equivalents	(319,310)	(136,505)	67,937
Cash and cash equivalents, beginning of period	439,638	576,143	508,206
Cash and cash equivalents, end of period	$120,328	$439,638	$576,143
Supplemental Disclosure Information:
Interest paid (net of amount capitalized)	$41,774	$24,210	$71,558
Income taxes paid	152,884	360,347	257,152
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
    Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 80 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. As of December 25, 2016, Pilgrim’s had approximately 39,600 employees and the capacity to process more than 36.7 million birds per week for a total of more than 10.7 billion pounds of live chicken annually. Approximately 4,045 contract growers supply poultry for the Company’s operations. As of December 25, 2016, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”) beneficially owned 78.5% of the Company’s outstanding common stock.
Consolidated Financial Statements
The Company operates on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2016) in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year.
The Consolidated Financial Statements include the accounts of Pilgrim’s Pride Corporation and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
The Company measures the financial statements of its Mexico subsidiaries as if the U.S. dollar were the functional currency. Accordingly, we remeasure assets and liabilities, other than nonmonetary assets, of the Mexico subsidiaries at current exchange rates. We remeasure nonmonetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. We remeasure income and expenses at average exchange rates in effect during the period, except for certain accounts which are remeasured at a historical rate. Currency exchange gains or losses are included in the line item Foreign currency transaction losses (gains) in the Consolidated Statements of Operations.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $6.2 million, $4.7 million and $4.4 million for 2016, 2015 and 2014, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $3.4 million, $4.1 million and $3.8 million for 2016, 2015 and 2014, respectively.

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
Investments in Securities
The Company’s current investments are all highly liquid investments with a maturity of three months or less when acquired and are, therefore, considered cash equivalents. The Company’s current investments are comprised of fixed income securities, primarily commercial paper, and a money market fund. These investments are classified as available-for-sale. These securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Investments in fixed income securities with remaining maturities of less than one year and those identified by management at the time of purchase for funding operations in less than one year are classified as current assets. Investments in fixed income securities with remaining maturities in excess of one year that management has not identified at the time of purchase for funding operations in less than one year are classified as long-term assets. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company determines the cost of each security sold and each amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. Purchases and sales are recorded on a settlement date basis.
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
Goodwill and Other Intangibles, net
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. Goodwill represents the excess of the aggregate purchase price over the fair value of the net identifiable assets acquired in a business combination. An impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. In accordance with ASC No. 350-20-35 in the Assets – Intangibles – Goodwill and Other topic, management first reviews relevant qualitative factors to determine if an indication of impairment exists for the reporting unit. If management determines there is an indication of impairment of goodwill, a quantitative analysis is performed. Management performed a qualitative analysis noting no indication of impairment of goodwill by reporting unit as of December 25, 2016.
The Company uses various market valuation techniques to determine the fair value of intangible assets.
Identifiable intangible assets with definite lives, such as customer relationships, non-compete agreements and trade names that the Company expects to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from three to 15 years for trade names with indefinite lives and non-compete agreements and 13 years for customer relationships. Amortizing intangibles are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC No. 360-10-35-21 in the Assets – Property, Plant and Equipment topic. Management analyzed the carrying values of the intangible assets and determined that there were no impairment indicators during the fifty-two weeks ended December 25, 2016 or December 27, 2015.
Book Overdraft Balances
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
Asset Retirement Obligations
The Company monitors certain asset retirement obligations in connection with its operations. These obligations relate to clean-up, removal or replacement activities and related costs for “in-place” exposures only when those exposures are moved or modified, such as during renovations of our facilities. These in-place exposures include asbestos, refrigerants, wastewater, oil, lubricants and other contaminants common in manufacturing environments. Under existing regulations, the Company is not required to remove these exposures and there are no plans to undertake a renovation that would require removal of the asbestos or the remediation of the other in-place exposures at this time. The facilities are expected to be maintained and repaired by activities that will not result in the removal or disruption of these in-place exposures at this time. As a result, there is an indeterminate settlement date for these asset retirement obligations because the range of time over which the Company may incur these liabilities is unknown and cannot be reasonably estimated. Therefore, the Company has not recorded the fair value of any potential liability.
Income Taxes
The Company follows provisions under ASC No. 740-10-30-27 in the Expenses-Income Taxes topic with regard to members of a group that file a consolidated tax return but issue separate financial statements. The Company files its own U.S. federal tax return, but it is included in certain state unitary returns with JBS USA Food Company Holdings (“JBS USA Holdings”). The income tax expense of the Company is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. For the unitary states, we have an obligation to make tax payments to JBS USA Holdings for our share of the unitary taxable income, which is included in taxes payable in our Consolidated Balance Sheets. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.
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
The Company deems its earnings from Mexico and Puerto Rico as of December 25, 2016 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.
The Company follows provisions under ASC No. 740-10-25 that provide a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See “Note 12. Income Taxes” to the Consolidated Financial Statements.
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
Recently Issued Accounting Standards Not Adopted as of December 25, 2016
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In June 2015, the FASB agreed to defer by one year the mandatory effective date of this standard, but will also provide entities the option to adopt the new guidance as of the original effective date. The provisions of the new guidance will be effective as of the beginning of our 2018 fiscal year, but we have the option to adopt the guidance as early as the beginning of our 2017 fiscal year. We are currently identifying and cataloging the various types of revenue transactions to which we are a party. We also continue to evaluate the impact of the new guidance on our financial statements and have not yet selected either a transition approach to implement the standard or an adoption date.

In July 2015, the FASB issued new accounting guidance on the subsequent measurement of inventory, which, in an effort to simplify unnecessarily complicated accounting guidance that can result in several potential outcomes, requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Current accounting guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The provisions of the new guidance will be effective as of the first quarter of our 2017 fiscal year. The initial adoption of this guidance is not expected to have a material impact on our financial statements.
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
In March 2016, the FASB issued new accounting guidance on employee share-based payments, which, in an effort to simplify unnecessarily complicated aspects of accounting and reporting for share-based payment transactions, requires an entity to amend accounting and reporting methodology for areas such as the income tax consequences of share-based payments, classification of share-based awards as either equity or liabilities, and classification of share-based payment transactions in the statement of cash flows. The transition approach will vary depending on the area of accounting and reporting methodology to be amended. The provisions of the new guidance will be effective as of the first quarter of our 2017 fiscal year. The initial adoption of this guidance is not expected to have a material impact on our financial statements.
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
In November 2016, the FASB issued new accounting guidance on the classification and presentation of restricted cash in the statement of cash flows in order to eliminate the discrepancies that currently exist in how companies present these changes. The new guidance requires restricted cash to be included with cash and cash equivalents when explaining the changes in cash in the statement of cash flows. The new guidance will be effective as of the beginning of our 2018 fiscal year. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.
2. BUSINESS ACQUISITIONS
Tyson Mexico
On June 29, 2015, the Company acquired, indirectly through certain of its Mexican subsidiaries, 100% of the equity of Provemex Holdings, LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries for cash. Tyson Mexico is a vertically integrated poultry business based in Gómez Palacio, Durango, Mexico. The acquired business has a production capacity of 2.9 million birds per five-day work week in its three plants and currently employs more than 4,400 people in its plants, offices and five distribution centers. This acquisition further strengthened the Company’s strategic position in the Mexico chicken market.
The following table summarizes the consideration paid for Tyson Mexico (in thousands):

Negotiated sales price	$400,000
Working capital adjustment	(20,933)
Final purchase price	$379,067

The results of operations of the acquired business since June 29, 2015 are included in the Company’s Consolidated Statements of Operations. Net sales generated by the acquired business during 2016 and 2015 totaled $141.4 million and $250.6 million, respectively. The significant decrease in net sales during 2016 as compared to 2015 primarily resulted from a shift in sales activity from the acquired business to the Company’s legacy business operating in Mexico. The acquired business generated net income of $6.3 million during 2016 and incurred a net loss of $13.7 million during 2015.
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
The Company performed a valuation of the assets and liabilities of Tyson Mexico at June 29, 2015. Significant assumptions used in the preliminary valuation and the bases for their determination are summarized as follows:

•
Property, plant and equipment, net. Property, plant and equipment at fair value gave consideration to the highest and best use of the assets. The valuation of the Company’s real property improvements and the majority of its personal property was based on the cost approach. The valuation of the Company’s land, as if vacant, and certain personal property assets was based on the market or sales comparison approach.

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

•
Customer relationships. The Company valued Tyson Mexico’s customer relationships using the income approach, specifically the multi-period excess earnings model. Under this model, the fair value of the customer relationships asset is determined by estimating the net cash inflows from the relationships discounted to present value. In estimating the fair value of the customer relationships, net sales related to our existing customers were estimated to grow at a rate of 4.0% annually, but we also anticipate losing existing customers at an attrition rate of 7.9%. Income taxes were estimated at 30.0% of pre-tax income, a tax amortization benefit was estimated considering a rate of 23.4% and net cash flows attributable to our existing customers were discounted using a rate of 13.5%. Customer relationships were valued at $16.7 million under this approach.

The Company recognized the following change in goodwill related to this acquisition during 2016 (in thousands):

Goodwill, beginning of period	$156,565
Additional fair value attributed to acquired property, plant and equipment	(51,387)
Deferred tax impact related to additional fair value attributed to acquired property, plant and equipment	15,416
Deferred tax impact related to customer relationship intangibles	5,013
Goodwill, end of period	$125,607
The following unaudited pro forma information presents the combined financial results for the Company and Tyson Mexico as if the acquisition had been completed at the beginning of 2014.

	2015	2014
	(In thousands, except per share amounts)
Net sales	$8,493,804	$9,233,138
Net income attributable to Pilgrim's Pride Corporation	654,495	705,223
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	2.53	2.72
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
GNP
On January 6, 2017, the Company acquired 100% of the membership interests of JFC LLC and its subsidiaries (together, “GNP”) from Maschhoff Family Foods, LLC for $350 million, subject to customary working capital adjustments. The purchase was funded through cash on hand and borrowings under the U.S. Credit Agreement. GNP is a vertically integrated poultry business based in St. Cloud, Minnesota. The acquired business has a production capacity of 2.1 million birds per five-day work week in its three plants and currently employs approximately 1,775 people. This acquisition further strengthens the Company’s strategic position in the U.S. chicken market.
The following table summarizes the consideration paid for GNP (in thousands):

Negotiated sales price	$350,000
Working capital adjustment	9,707
Preliminary purchase price	$359,707
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
As of December 25, 2016 and December 27, 2015, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following items were measured at fair value on a recurring basis:

	December 25, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$5,341	$—	$—	$5,341
Commodity options instruments	98	—	—	98
Fair value liabilities:
Commodity futures instruments	(4,063)	—	—	(4,063)
Commodity options instruments	(2,764)	—	—	(2,764)

	December 27, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$59	$—	$—	$59
Commodity options instruments	1,618	—	—	1,618
Fair value liabilities:
Commodity futures instruments	(5,436)	—	—	(5,436)
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Consolidated Balance Sheets consisted of the following:

	December 25, 2016		December 27, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%	$(500,000)	$(503,395)	$(500,000)	$(488,750)
See “Note 11. Long-Term Debt and Other Borrowing Arrangements” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheet. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The fair values of the Company’s fixed-rate debt obligation was based on the quoted market price at December 25, 2016 or December 27, 2015, as applicable.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of impairment charges when required by U.S. GAAP. There were no significant fair value measurement losses recognized for such assets and liabilities in the periods reported.
4. TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables (including accounts receivable from related parties), less allowance for doubtful accounts, consisted of the following:

	December 25, 2016	December 27, 2015
	(In thousands)
Trade accounts receivable	$305,337	$342,466
Notes receivable - current	630	850
Other receivables	15,766	10,578
Receivables, gross	321,733	353,894
Allowance for doubtful accounts	(4,563)	(4,900)
Receivables, net	$317,170	$348,994

Accounts receivable from related parties(a)	$3,913	$2,668

(a)	Additional information regarding accounts receivable from related parties is included in “Note 16. Related Party Transactions.”

Changes in the allowance for doubtful accounts were as follows:

Total
(In thousands)
Balance at December 27, 2015	$(4,900)
Provision charged to operating results	(114)
Account write-offs and recoveries	451
Balance at December 25, 2016	$(4,563)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES
Inventories consisted of the following:

	December 25, 2016	December 27, 2015
	(In thousands)
Live chicken and hens	$362,054	$365,062
Feed, eggs and other	250,680	215,859
Finished chicken products	182,918	191,988
Total chicken inventories	795,652	772,909
Commercial feed, table eggs and other	17,610	28,448
Total inventories	$813,262	$801,357
6. INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	December 25, 2016		December 27, 2015
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$44,865	$44,865	$290,795	$290,795
Other	61	61	54,831	54,831
All of the fixed income securities classified as cash and cash equivalents above mature within 90 days and all of the fixed income securities classified as short-term investments above mature within one year. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains recognized during 2016 and 2015 related to the Company’s available-for-sale securities totaled $0.9 million and $1.2 million, respectively. Gross realized losses recognized during 2016 and 2015 related to the Company’s available-for-sale securities totaled $83,400 and $25,400, respectively. Proceeds received from the sale or maturity of available-for-sale securities during 2016 and 2015 are disclosed in the Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during 2016 and 2015 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during 2016 and 2015 are disclosed in “Note 14. Stockholders’ Equity.”
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase or foreign currency transaction exposures as cash flow hedges. Therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations. The Company recognized $4.3 million in net losses related to changes in the fair value of its derivative financial instruments during 2016. The Company recognized $21.8 million and $16.1 million in net gains related to changes in the fair value of its derivative financial instruments during 2015 and 2014, respectively.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	December 25, 2016	December 27, 2015
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$5,439	$1,677
Commodity derivative liabilities	(6,827)	(5,436)
Cash collateral posted with brokers	4,979	9,381
Derivatives Coverage(a):
Corn	2.3%	7.0%
Soybean meal	0.3%	4.1%
Period through which stated percent of needs are covered:
Corn	September 2018	March 2017
Soybean meal	July 2017	July 2016

(a)	Derivatives coverage is the percent of anticipated corn and soybean meal needs covered by outstanding derivative instruments through a specified date.

8. IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following:

	Useful Life (Years)	Original Cost	Accumulated Amortization	Carrying Amount
			(In thousands)
December 25, 2016:
Identified intangible assets subject to amortization:
Trade names	3–15	$40,143	$(36,537)	$3,606
Customer relationships	13	67,711	(42,424)	25,287
Non-compete agreements	3	300	(300)	—
Identified intangible assets not subject to amortization:
Trade names		9,700	—	9,700
Total identified intangible assets		$117,854	$(79,261)	$38,593

December 27, 2015:
Identified intangible assets subject to amortization:
Trade names	3–15	$40,143	$(34,718)	$5,425
Customer relationships	13	67,711	(35,383)	32,328
Non-compete agreements	3	300	(300)	—
Identified intangible assets not subject to amortization:
Trade names		9,700	—	9,700
Total identified intangible assets		$117,854	$(70,401)	$47,453
We recognized amortization expense related to identified intangible assets of $8.9 million in 2016, $5.7 million in 2015 and $5.7 million in 2014.

We expect to recognize amortization expense associated with identified intangible assets of $7.1 million in 2017, $6.9 million in 2018, $5.3 million in 2019, $1.3 million in 2020 and $1.3 million in 2021.
9. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	December 25, 2016	December 27, 2015
	(In thousands)
Land	$112,132	$105,165
Buildings	1,169,984	1,131,379
Machinery and equipment	1,789,550	1,657,573
Autos and trucks	50,964	53,408
Construction-in-progress	231,874	152,619
Property, plant and equipment, gross	3,354,504	3,100,144
Accumulated depreciation	(1,848,564)	(1,747,615)
Property, plant and equipment, net	$1,505,940	$1,352,529
The Company recognized depreciation expense of $167.8 million, $146.4 million and $136.4 million during 2016, 2015 and 2014, respectively.
During 2016, the Company spent $272.5 million on capital projects and transferred $207.1 million of completed projects from construction-in-progress to depreciable assets. During 2015, the Company spent $175.8 million on capital projects and transferred $153.5 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during 2016 to improve efficiencies and reduce costs.
During 2016, the Company sold certain PP&E for $10.8 million and recognized a gain of $7.7 million. PP&E sold in 2016 included a processing plant in Louisiana, poultry farms in Mexico and Texas, an office building in Texas, vacant land in Alabama and Texas and miscellaneous equipment. During 2015, the Company sold certain PP&E for $14.6 million and recognized a gain of $10.4 million. PP&E sold in 2015 included broiler farms in Mexico, a rendering plant in Arkansas and miscellaneous equipment.
Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing complex in Texas and other miscellaneous assets, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At December 25, 2016, the Company reported assets held for sale totaling $5.3 million in Assets held for sale on its Consolidated Balance Sheets. The Company tested the recoverability of its assets held for sale and determined that the aggregate carrying amount of the Texas processing complex asset group was no longer recoverable over the remaining life of the primary asset in that asset group. The Company recognized impairment loss of $0.8 million in 2016 that was reported as Administrative restructuring charges on the Consolidated Statement of Income.
The Company has closed or idled various processing complexes, processing plants, hatcheries, broiler farms, and feed mills throughout the U.S. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these closed or idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At December 25, 2016, the carrying amount of these idled assets was $61.2 million based on depreciable value of $193.1 million and accumulated depreciation of $131.9 million.
The Company tested the recoverability of its long-lived assets held for use during the thirteen weeks ended December 25, 2016 by comparing the book value of its invested capital, exclusive of assets held for sale, with the undiscounted cash flows expected to result from the use and eventual disposition of its long-lived assets held for use. The Company determined that the carrying amount of its long-lived assets held for use is recoverable over the remaining life of the primary asset in the group, and the long-lived assets for use pass the Step 1 recoverability test of ASC 360-10-35, Impairment or Disposal of Long-Lived Assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 25, 2016	December 27, 2015
	(In thousands)
Accounts payable:
Trade accounts	$487,214	$436,188
Book overdrafts	63,577	44,145
Other payables	4,306	2,621
Total accounts payable	555,097	482,954
Accounts payable to related parties(a)	1,421	7,000
Accrued expenses and other current liabilities:
Compensation and benefits	110,385	112,583
Interest and debt-related fees	8,685	8,928
Insurance and self-insured claims	82,544	93,336
Derivative liabilities:
Futures	4,063	5,436
Options	2,764	—
Other accrued expenses	82,258	94,683
Total accrued expenses and other current liabilities	290,699	314,966
	$847,217	$804,920

(a)	Additional information regarding accounts payable to related parties is included in “Note 16. Related Party Transactions.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt consisted of the following components:

	Maturity	December 25, 2016	December 27, 2015
Long-term debt and other long-term borrowing arrangements:		(In thousands)
Senior notes payable at 5.75%	2025	$500,000	$500,000
U.S. Credit Facility (defined below):
Term note payable at 1.99%	2020	500,000	500,000
Mexico Credit Facility (defined below) with notes payable at TIIE rate plus 0.95%	2019	23,304	—
Capital lease obligations	Various	376	462
Long-term debt		1,023,680	1,000,462
Less: Current maturities of long-term debt		(94)	(86)
Long-term debt, less current maturities		1,023,586	1,000,376
Less: Capitalized financing costs		(11,728)	(14,867)
Long-term debt, less current maturities, net of capitalized financing costs:		$1,011,858	$985,509

Current notes payable to banks:
Mexico Credit Facility (defined below) with notes payable at TIIE rate plus 0.90%	2016	$—	$28,726
Senior and Subordinated Notes
On March 11, 2015, the Company completed a sale of $500.0 million aggregate principal amount of its 5.75% senior notes due 2025 (the “Senior Notes”). The Company used the net proceeds from the sale of the Senior Notes to repay $350.0 million and $150.0 million of the term loan indebtedness under the U.S. Credit Facility (defined below) on March 12, 2015 and April 22, 2015, respectively. The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the U.S. to non-U.S. persons pursuant to Regulation S under the Securities Act.
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
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. No installments of principal are required to be made prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The Company had Term Loans outstanding totaling $500.0 million as of December 25, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through December 25, 2016 and, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through December 25, 2016 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by the Company under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. As of December 25, 2016, the applicable borrowing base was $675.8 million and the amount available for borrowing under the revolving loan commitment was $633.1 million. The Company had outstanding letters of credit of $42.7 million and no outstanding borrowings under the revolving loan commitment as of December 25, 2016.
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
All obligations under the U.S. Credit Facility will continue to be unconditionally guaranteed by certain of the Company's subsidiaries and continue to be secured by a first priority lien on (i) the accounts receivable and inventory of our Company and its non-Mexico subsidiaries, (ii) 100% of the equity interests in the Company’s domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in the Company’s direct foreign subsidiaries and (iii) substantially all of the assets of the Company and the guarantors under the U.S. Credit Facility.
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility will accrue interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility will mature on September 27, 2019. As of December 25, 2016, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $72.8 million, and there were $23.3 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 7.05%. As of December 25, 2016, the U.S. dollar-equivalent borrowing availability was $49.5 million.

12. INCOME TAXES
Income before income taxes by jurisdiction is as follows:

	2016	2015	2014
	(In thousands)
U.S.	$532,853	$920,250	$953,027
Foreign	139,782	72,508	149,364
Total	$672,635	$992,758	$1,102,391
The components of income tax expense (benefit) are set forth below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015	2014
	(In thousands)
Current:
Federal	$165,989	$248,821	$262,403
Foreign	50,130	43,638	22,867
State and other	20,211	26,019	24,056
Total current	236,330	318,478	309,326
Deferred:
Federal	(3,529)	32,819	29,737
Foreign	(880)	(11,249)	31,332
State and other	985	6,748	20,558
Total deferred	(3,424)	28,318	81,627
	$232,906	$346,796	$390,953
The effective tax rate for 2016 was 34.6% compared to 34.9% for 2015 and 35.5% for 2014.
The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net	2.4	2.3	2.6
Permanent items	(0.3)	0.1	0.4
Domestic production activity	(1.3)	(1.9)	(2.4)
Difference in U.S. statutory tax rate and foreign country effective tax rate	(1.4)	(0.9)	(1.0)
Tax credits	(0.6)	(0.7)	—
Other	0.8	1.0	0.9
Total	34.6%	34.9%	35.5%
Significant components of the Company’s deferred tax liabilities and assets are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 25, 2016	December 27, 2015
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$182,433	$151,761
Inventories	93,114	97,743
Insurance claims and losses	42,186	39,800
Other	6,252	15,054
Total deferred tax liabilities	323,985	304,358
Deferred tax assets:
Net operating losses	3,396	4,297
Foreign net operating losses	13,446	16,595
Credit carry forwards	2,080	2,638
Allowance for doubtful accounts	4,274	4,382
Accrued liabilities	57,567	56,753
Workers compensation	38,834	41,217
Pension and other postretirement benefits	21,903	22,559
Other	46,066	31,956
Total deferred tax assets	187,566	180,397
Valuation allowance	(6,232)	(7,921)
Net deferred tax assets	181,334	172,476
Net deferred tax liabilities	$142,651	$131,882
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
As of December 25, 2016, the Company believes it has sufficient positive evidence to conclude that realization of its federal and state net deferred tax assets is more likely than not to be realized. The decrease in valuation allowance of $1.7 million during 2016 was primarily due to a decrease in capital loss carry-forwards and foreign net operating losses. As of December 25, 2016, the Company’s valuation allowance is $6.2 million, of which $0.7 million relates to capital loss carry forwards and state net operating losses and $5.5 million relates to its Mexico operations.
As of December 25, 2016, the Company had state net operating loss carry forwards of approximately $112.5 million that will begin to expire in 2017. The Company also had Mexico net operating loss carry forwards at December 25, 2016 of approximately $28.9 million that begin to expire in 2017.
As of December 25, 2016, the Company had approximately $1.8 million of state tax credit carry forwards that begin to expire in 2018.
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
The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico and Puerto Rico subsidiaries as of December 25, 2016 based upon the determination that such earnings will be indefinitely reinvested. It is not practicable to determine the amount of incremental taxes that might arise if these earnings were to be remitted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fifty-two weeks ended December 25, 2016 and December 27, 2015, there is a tax effect of $3.2 million and $2.2 million, respectively, reflected in other comprehensive income.
For the fifty-two weeks ended December 27, 2015, there is a tax effect of $6.5 million reflected in additional paid-in capital due to excess tax benefits related to compensation on dividend equivalent rights and vested stock awards. There were no excess tax benefits for the fifty-two weeks ended December 25, 2016.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 25, 2016	December 27, 2015
	(In thousands)
Unrecognized tax benefits, beginning of year	$17,110	$17,396
Increase as a result of tax positions taken during the current year	1,031	1,015
Increase as a result of tax positions taken during prior years	16	27
Decrease as a result of tax positions taken during prior years	(140)	(139)
Decrease for lapse in statute of limitations	(1,204)	(1,189)
Unrecognized tax benefits, end of year	$16,813	$17,110
Included in unrecognized tax benefits of $16.8 million at December 25, 2016, was $7.3 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 25, 2016, the Company had recorded a liability of $8.2 million for interest and penalties. During 2016, accrued interest and penalty amounts related to uncertain tax positions decreased by $1.2 million.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and Mexico. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2010 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2010.
The Company has a tax sharing agreement with JBS USA Holdings effective for tax years beginning 2010. The net tax receivable for tax year 2016 of $5.0 million was accrued in 2016 as a capital contribution and an account receivable from a related party in our Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, and defined contribution retirement savings plans. Under all of our retirement plans, the Company’s expenses were $8.1 million, $10.5 million and $5.9 million in 2016, 2015 and 2014, respectively.
The Company used a year-end measurement date of December 25, 2016 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
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
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$165,952	$190,401	$1,672	$1,657
Interest cost	5,585	7,754	51	67
Actuarial losses (gains)	10,305	(10,944)	46	44
Benefits paid	(6,098)	(6,074)	—	—
Settlements(a)	(8,585)	(15,185)	(121)	(96)
Projected benefit obligation, end of year	$167,159	$165,952	$1,648	$1,672

(a)
A settlement is a transaction that is an irrevocable action, relieves the employer or the plan of primary responsibility for a pension or postretirement obligation and eliminates significant risks related to the obligation and the assets used to affect the settlement. A settlement can be triggered when a plan pays lump sums totaling more than the sum of the plan’s interest cost and service cost. Both the GK Pension Plan and the Retiree Life Plan met this threshold in 2016 and 2015 and the Union Pension Plan met this threshold in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$96,947	$113,552	$—	$—
Actual return on plan assets	4,460	(3,024)	—	—
Contributions by employer	10,802	7,678	121	96
Benefits paid	(6,098)	(6,074)	—	—
Settlements	(8,585)	(15,185)	(121)	(96)
Fair value of plan assets, end of year	$97,526	$96,947	$—	$—

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Funded status:	(In thousands)
Unfunded benefit obligation, end of year	$(69,633)	$(69,005)	$(1,648)	$(1,672)

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Amounts recognized in the Consolidated Balance Sheets at end of year:	(In thousands)
Current liability	$(13,113)	$(10,779)	$(147)	$(138)
Long-term liability	(56,520)	(58,226)	(1,501)	(1,534)
Recognized liability	$(69,633)	$(69,005)	$(1,648)	$(1,672)

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Amounts recognized in accumulated other comprehensive loss at end of year:	(In thousands)
Net actuarial loss (gain)	$46,494	$38,115	$(31)	$(79)
The accumulated benefit obligation for our defined benefit pension plans was $167.2 million and $166.0 million at December 25, 2016 and December 27, 2015, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at December 25, 2016 and December 27, 2015. As of December 25, 2016, the weighted average duration of our defined benefit obligation is 32.29 years.
Net Periodic Benefit Cost (Income)
Net pension and other postretirement costs included the following components:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
	(In thousands)
Interest cost	$5,585	$7,754	$8,103	$51	$67	$81
Estimated return on plan assets	(5,256)	(6,684)	(6,373)	—	—	—
Settlement loss (gain)	2,064	3,843	93	(2)	(4)	(9)
Amortization of net loss (gain)	659	714	56	—	—	—
Net cost	$3,052	$5,627	$1,879	$49	$63	$72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Benefit obligation:
Discount rate	4.31%	4.47%	4.22%	3.81%	4.47%	4.22%
Net pension and other postretirement cost:
Discount rate	4.47%	4.22%	4.95%	4.47%	4.22%	4.95%
Expected return on plan assets	5.50%	5.50%	6.00%	NA	NA	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of December 25, 2016 and December 27, 2015, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale.
The sensitivity of the projected benefit obligation for pension benefits to changes in the discount rate is set out below. The impact of a change in the discount rate of 0.25% on the projected benefit obligation for other benefits is less than $1,000. This sensitivity analysis is based on changing one assumption while holding all other assumptions constant. In practice, this is unlikely to occur, and changes in some of the assumptions may be correlated. When calculating the sensitivity of the defined benefit obligation to variations in significant actuarial assumptions, the same method (present value of the defined benefit obligation calculated with the projected unit credit method at the end of the reporting period) has been applied as that for calculating the liability recognized in the Consolidated Balance Sheet.

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(4,486)	$4,725
The expected rate of return on plan assets was primarily based on the determination of an expected return and behaviors for each plan’s current asset portfolio that the Company believes are likely to prevail over long periods. This determination was made using assumptions for return and volatility of the portfolio. Asset class assumptions were set using a combination of empirical and forward-looking analysis. To the extent historical results were affected by unsustainable trends or events, the effects of those trends or events were quantified and removed. The Company also considered anticipated asset allocations, investment strategies and the views of various investment professionals when developing this rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	2016	2015
Cash and cash equivalents	—%	—%
Pooled separate accounts(a):
Equity securities	5%	7%
Fixed income securities	5%	7%
Common collective trust funds(a):
Equity securities	60%	57%
Fixed income securities	30%	29%
Total assets	100%	100%

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
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 25, 2016 and December 27, 2015:

	2016				2015(a)
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$119	$—	$—	$119	$147	$—	$—	$147
Pooled separate accounts:
Large U.S. equity funds(d)	—	3,302	—	3,302	—	3,816	—	3,816
Small/Mid U.S. equity funds(e)	—	406	—	406	—	969	—	969
International equity funds(f)	—	1,231	—	1,231	—	1,606	—	1,606
Fixed income funds(g)	—	4,867	—	4,867	—	6,337	—	6,337
Common collective trusts funds:
Large U.S. equity funds(d)	—	24,547	—	24,547	—	22,069	—	22,069
Small/Mid U.S. equity funds(e)	—	17,344	—	17,344	—	16,843	—	16,843
International equity funds(f)	—	17,006	—	17,006	—	16,629	—	16,629
Fixed income funds(g)	—	28,704	—	28,704	—	28,531	—	28,531
Total assets	$119	$97,407	$—	$97,526	$147	$96,800	$—	$96,947

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Benefit Payments
The following table reflects the benefits as of December 25, 2016 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2017	$16,964	$147
2018	11,617	147
2019	11,088	146
2020	11,019	144
2021	10,790	142
2022-2026	49,927	640
Total	$111,405	$1,366
We anticipate contributing $13.1 million and $0.1 million, as required by funding regulations or laws, to our pension and other postretirement plans, respectively, during 2017.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss (Income)
The amounts in accumulated other comprehensive income (loss) that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
	(In thousands)
Net actuarial loss (gain), beginning of year	$38,115	$43,907	$16,957	$(79)	$(127)	$(126)
Amortization	(659)	(714)	(56)	—	—	—
Settlement adjustments	(2,064)	(3,843)	(93)	2	4	9
Actuarial loss (gain)	10,305	(10,944)	24,670	46	44	(10)
Asset loss (gain)	797	9,709	2,429	—	—	—
Net actuarial loss (gain), end of year	$46,494	$38,115	$43,907	$(31)	$(79)	$(127)
The Company expects to recognize in net pension cost throughout 2017 an actuarial loss of $0.9 million that was recorded in accumulated other comprehensive income at December 25, 2016.
Risk Management
Through its defined benefit plans, the Company is exposed to a number of risks, the most significant of which are detailed below:
Asset volatility. The plan liabilities are calculated using a discount rate set with reference to corporate bond yields; if plan assets under perform this yield, this will create a deficit. The pension plans hold a significant proportion of equities, which are expected to outperform corporate bonds in the long-term while contributing volatility and risk in the short-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term. The Company monitors the level of investment risk but has no current plan to significantly modify the mixture of investments. The investment position is discussed more below.
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
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans named the Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”) and the To-Ricos Employee Savings and Retirement Plan (the “To-Ricos Plan”). The RS Plan is an IRC Section 401(k) salary deferral plan maintained for certain eligible U.S. employees. Under the RS Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation. The Company matches up to 30.0% of the first 2.00% to 6.00% of salary based on the salary deferral and compensation levels up to $245,000. The To-Ricos Plan is an IRC Section 1165(e) salary deferral plan maintained for certain eligible Puerto Rico employees. Under the To-Ricos Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various company matching provisions. The Company also maintains three postretirement plans for eligible Mexico employees, as required by Mexico law, which primarily cover termination benefits.
The Company’s expenses related to its defined contribution plans totaled $5.0 million, $4.8 million and $3.9 million in 2016, 2015 and 2014, respectively.
14. STOCKHOLDERS’ EQUITY
 Accumulated Other Comprehensive Loss
     The following tables provide information regarding the changes in accumulated other comprehensive loss during 2016 and 2015:

	2016(a)			2015(a)
	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(58,997)	$67	$(58,930)	$(62,572)	$31	$(62,541)
Other comprehensive income (loss) before reclassifications	(4,836)	(411)	(5,247)	4,004	(260)	3,744
Amounts reclassified from accumulated other comprehensive loss to net income	(410)	344	(66)	(429)	296	(133)
Net current year other comprehensive income (loss)	(5,246)	(67)	(5,313)	3,575	36	3,611
Balance, end of year	$(64,243)	$—	$(64,243)	$(58,997)	$67	(58,930)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(a)			Affected Line Item in the Consolidated Statements of Operations
	2016	2015
	(In thousands)
Realized gain on sale of securities	$552	$476		Interest income
Amortization of pension and other postretirement plan actuarial losses:
Union employees pension plan(b)	(20)	—	(d)	Cost of goods sold
Legacy Gold Kist plans(c)	(199)	(215)	(d)	Cost of goods sold
Legacy Gold Kist plans(c)	(440)	(474)	(d)	Selling, general and administrative expense
Total before tax	(107)	(213)
Tax benefit	40	80
Total reclassification for the period	$(67)	(133)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Union Plan, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

Share Repurchase Program and Treasury Stock
On July 28, 2015, the Company's Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of December 25, 2016, the Company had repurchased 10,635,861 shares under this program with a market value of approximately $217.1 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock.
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
Capital Contributions to a Subsidiary
In July 2016, the stockholders of Gallina Pesada, S.A.P.I. de C.V. (“GAPESA”), a subsidiary that is controlled, but not wholly owned, by the Company, contributed additional capital to fund a capacity expansion project in southern Mexico. The Company contributed $2.7 million of additional capital. This contribution was eliminated upon consolidation. The noncontrolling stockholders contributed $7.3 million of additional capital. The respective contributions did not impact either the Company or noncontrolling stockholders’ ownership percentages in GAPESA.
Restrictions on Dividends
Both the U.S. Credit Facility and the Indenture governing the Senior Notes restrict, but do not prohibit, the Company from declaring dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCENTIVE COMPENSATION
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $28.9 million in costs related to the STIP at December 25, 2016 related to cash bonus awards that could potentially be awarded during 2017.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At December 25, 2016, we have reserved approximately 5.0 million shares of common stock for future issuance under the LTIP.
The following awards were outstanding during 2016:

Award Type		Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award(a)	Vesting Condition	Vesting Date	Estimated Forfeiture Rate	Awards Forfeited to Date	Settlement Method
RSU		LTIP	449,217	02/19/2014	$16.70	Service	12/31/2016	13.49%	86,458	Stock
RSU		LTIP	223,701	03/03/2014	17.18	Performance / Service	12/31/2017	12.34%	55,516	Stock
DER	(b)	LTIP	45,961	02/11/2015	25.87	Performance / Service	12/31/2017	12.34%	—	Stock
RSU		LTIP	158,226	02/26/2015	27.51	Performance / Service	12/31/2018	(c)	158,226	Stock
RSU		LTIP	251,136	03/30/2016	25.36	Performance / Service	12/31/2019	(d)	—	Stock
DER	(b)	LTIP	74,535	10/13/2016	20.93	Service	12/31/2016	13.49%	—	Stock

(a)	The fair value of each RSA and RSU granted or vested represents the closing price of the Company’s common stock on the respective grant date or vesting date.

(b)
On February 17, 2015, the Company paid a special cash dividend to stockholders of record as of January 30, 2015 totaling $5.77 per share. On January 27, 2015, the Compensation Committee of the Company’s Board of Directors agreed to grant Dividend Equivalent Rights (“DERs”) in the form of RSUs to reflect an additional $5.77 in value for each outstanding RSU.

(c)	Performance conditions associated with these awards were not satisfied. Therefore, 100% of the awards were forfeited.

(d)	The estimated forfeiture rate for these awards will be set if or when performance conditions associated with the awards are satisfied.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	2016	2015	2014
	(In thousands)
Share-based compensation cost:
Cost of goods sold	$770	$596	$395
Selling, general and administrative expenses	5,332	2,379	4,533
Total	$6,102	$2,975	$4,928

Income tax benefit	$1,858	$868	$1,326
The Company’s RSA and RSU activity is included below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016		2015		2014
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of year	—	$—	30	$8.72	203	$6.59
Granted	—	—	—	—	—	—
Vested	—	—	—	—	(173)	6.62
Forfeited	—	—	(30)	8.72	—	—
Outstanding at end of year	—	$—	—	$—	30	$8.72

RSUs:
Outstanding at beginning of year	774	$18.78	1,120	$11.97	729	$8.81
Granted	325	24.35	428	21.00	463	16.70
Vested	—	—	(671)	8.81	—	—
Forfeited	(193)	24.51	(103)	18.90	(72)	10.34
Outstanding at end of year	906	$20.00	774	$18.78	1,120	$11.97
The total fair value of awards vested in 2015 and 2014 was $22.4 million and $3.2 million, respectively. No awards vested in 2016.
At December 25, 2016, the total unrecognized compensation cost related to all nonvested awards was $8.6 million. That cost is expected to be recognized over a weighted average period of 2.49 years.
Historically, we have issued new shares to satisfy award conversions.
16. RELATED PARTY TRANSACTIONS
Pilgrim's has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015	2014
	(In thousands)
JBS USA Food Company Holding:
Letter of credit fees(a)	$202	$1,268	$1,339
Capital contribution under tax sharing agreement(b)	5,038	3,690	3,849
JBS USA Food Company:
Purchases from JBS USA Food Company(c)	139,476	103,542	115,337
Expenditures paid by JBS USA Food Company on behalf of Pilgrim’s Pride Corporation(d)	40,519	40,611	31,149
Sales to JBS USA Food Company(c)	16,534	21,743	39,682
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA Food Company(d)	10,586	3,998	4,925
Seara International Ltd.:
Purchases from Seara International Ltd.	2,746	2,784	2,091
JBS Global (UK) Ltd.:
Sales to JBS Global (UK) Ltd.	122	305	255
JBS Chile Ltda.:
Sales to JBS Chile Ltda.	615	100	463
Macedo Agroindustrial Ltda.:
Purchases from Macedo Agroindustrial Ltda.	—	60	—
JBS Aves Ltda.:
Purchases from JBS Aves Ltda.	—	—	4,072
JBS Five Rivers:
Sales to JBS Five Rivers	14,126	—	—
J&F Investimentos Ltd.:
Sales to J&F Investimentos Ltd.	69	—	—

(a)
JBS USA Food Company Holdings (“JBS USA Holdings”) arranged for letters of credit to be issued on its account in the aggregate amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential workers’ compensation, auto liability and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA Holdings for the letter of credit fees the Company would otherwise incur under its U.S. Credit Facility. The letter of credit arrangements for $40.0 million and $16.5 million were terminated on March 7, 2016 and April 1, 2016, respectively. During 2016, the Company paid JBS USA Holdings $0.2 million for letter of credit fees.

(b)
The Company entered into a tax sharing agreement during 2014 with JBS USA Holdings effective for tax years starting 2010. The net tax receivable for tax year 2016 was accrued in 2016 and will be paid in 2017. The net tax receivable for tax year 2015 was accrued in 2015 and paid in January 2016. The net tax receivable for tax years 2010 through 2014 was accrued in 2014 and paid in January 2015.

(c)
We routinely execute transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of December 25, 2016 and December 27, 2015, the outstanding payable to JBS USA was $1.4 million and $7.0 million, respectively. As of December 25, 2016 and December 27, 2015, the outstanding receivable from JBS USA was $3.8 million and $2.6 million, respectively. As of December 25, 2016, approximately $2.9 million of goods from JBS USA were in transit and not reflected on our Consolidated Balance Sheet.

(d)
The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for both companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. This agreement expires on December 31, 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Obligations
The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, and electricity. At December 25, 2016, the Company was party to outstanding purchase contracts totaling $178.0 million and $0.5 million payable in 2017 and 2018, respectively. There were no outstanding purchase contracts in 2019.
Operating Leases
The Consolidated Statements of Operations include rental expense for operating leases of approximately $32.5 million, $25.3 million and $15.2 million in 2016, 2015 and 2014, respectively. The Company’s future minimum lease commitments under noncancelable operating leases are as follows (in thousands):

2017	$26,819
2018	23,386
2019	20,200
2020	14,364
2021	11,582
Thereafter	11,649
Total	$108,000
Certain of the Company’s operating leases include rent escalations. The Company includes the rent escalation in its minimum lease payments obligations and recognizes them as a component of rental expense on a straight-line basis over the minimum lease term.
The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. The maximum potential amount of the residual value guarantees is estimated to be approximately $34.7 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial. The Company historically has not experienced significant payments under similar residual guarantees.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Claims and Proceedings
In 2009, the IRS asserted claims against the Company totaling $74.7 million. Following a series of objections, motions and opposition filed by both parties with the Bankruptcy Court, the Company worked with the IRS through the normal processes and procedures that are available to resolve the IRS’ claims. On December 12, 2012, the Company entered into two Stipulations of Settled Issues agreements with the IRS (the “Stipulations”). The first Stipulation related to the Company’s 2003, 2005, and 2007 tax years and resolved all of the material issues in the case. The second Stipulation related to the Company as the successor in interest to Gold  Kist Inc. (“Gold Kist”) for the tax years ended June 30, 2005 and September 30, 2005, and resolved all substantive issues in the case. These Stipulations accounted for approximately $29.3 million of the claims and should result in no additional tax due. The Company is currently working with the IRS to finalize the complete tax calculations associated with the Stipulations.
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, ten purported class action lawsuits were filed with the U.S. District Court for the Northern District of Illinois against Pilgrim’s and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens. On October 5, 2016, the Court consolidated the complaints, for pretrial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. These actions are now styled In re Broiler Chicken Antitrust Litigation. The current operative complaints filed on behalf of each putative class allege, among other things, a conspiracy among defendants to reduce output and fix, increase, maintain, and stabilize the prices of broiler chickens in violation of the U.S. antitrust laws from the period of January 2008 to the present. The complaints on behalf of putative classes of indirect purchasers also include causes of action under various state consumer protection laws, unfair competition laws and unjust enrichment common laws. The complaints seek treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. Pilgrim’s has filed motions to dismiss these actions.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of Pilgrim’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against Pilgrim’s and its named executive officers. The complaint alleges, among other things, that Pilgrim’s SEC filings contained statements that were rendered materially false and misleading by Pilgrim’s failure to disclose that (i) the company colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) Pilgrim’s revenues during the class period were the result of illegal conduct and (iv) that Pilgrim’s lacked effective internal control over financial reporting, as well as stating that Pilgrim’s industry was anticompetitive. The Court has not yet appointed a lead plaintiff and no consolidated class action complaint has been filed.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against Pilgrim’s and 10 other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy among the defendants to reduce competition in the domestic market for broiler chickens. Plaintiffs’ allegations are similar to those raised in the In re Broiler Chicken Antitrust Litigation, and seek, among other relief, treble damages.
We believe we have strong defenses in response to plaintiffs’ allegations and intend to contest these actions vigorously. We cannot predict the outcome of these actions nor when they will be resolved. If the plaintiffs were to prevail in any of these actions, we could be liable for damages, which could be material and could adversely affect our financial condition or results of operations.
18. MARKET RISKS AND CONCENTRATIONS
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. With the exception of one customer that accounts for approximately 9.4% of trade accounts and other receivables at December 25, 2016, and approximately 7.3% of net sales for 2016, the Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.
As of December 25, 2016, we employed approximately 29,850 persons in the U.S. and approximately 9,750 persons in Mexico. Approximately 42.9% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2017 or later, with the exception of three processing operations locations, where the collective bargaining agreement expired in 2016. Collective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bargaining agreements have been reached for two of these three processing operations locations and we expect to ratify these agreements in 2017. Negotiations are ongoing on the collective borrowing agreement for the remaining processing operations location. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
The aggregate carrying amount of net assets belonging to our Mexico operations was $673.0 million and $576.6 million at December 25, 2016 and December 27, 2015, respectively.
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
Net sales to customers by customer location and long-lived assets are as follows:

	2016	2015	2014
	(In thousands)
Net sales to customers by customer location:
United States	$6,459,729	$6,722,455	$7,067,408
Mexico	1,180,947	1,116,455	1,075,764
Asia	99,295	120,288	246,141
Canada, Caribbean and Central America	152,058	176,396	80,121
Africa	14,124	16,171	49,810
Europe	11,174	12,841	44,377
South America	11,955	12,114	18,102
Pacific	1,841	3,384	1,642
Total	$7,931,123	$8,180,104	$8,583,365

	December 25, 2016	December 27, 2015
	(In thousands)
Long-lived assets(a):
United States	$1,220,263	$1,108,776
Mexico	285,677	243,753
Total	$1,505,940	$1,352,529

(a)
For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

The following table sets forth, for the periods beginning with 2014, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015	2014
	(In thousands)
U.S. chicken:
Prepared chicken	$1,269,010	$1,672,693	$1,787,389
Fresh chicken	4,627,137	4,701,943	4,703,993
Export and other chicken	313,827	358,877	620,082
Total U.S. chicken	6,209,974	6,733,513	7,111,464
Mexico chicken	1,245,644	1,016,200	900,360
Total chicken	7,455,618	7,749,713	8,011,824
Other products:
U.S.	461,429	409,841	535,572
Mexico	14,076	20,550	35,969
Total other products	475,505	430,391	571,541
Total net sales	$7,931,123	$8,180,104	$8,583,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. QUARTERLY RESULTS (UNAUDITED)

2016	First	Second	Third	Fourth(a)	Year
	(In thousands, except per share data)
Net sales	$1,962,937	$2,028,315	$2,031,721	$1,908,150	$7,931,123
Gross profit	237,562	286,131	210,217	180,450	914,360
Net income attributable to PPC common stockholders	118,371	152,886	98,657	70,618	440,532
Net income per share amounts - basic	0.46	0.60	0.39	0.29	1.74
Net income per share amounts - diluted	0.46	0.60	0.39	0.28	1.73
Number of days in period	91	91	91	91	364

2015	First	Second(b)	Third(c)	Fourth(c)	Year
	(In thousands, except per share data)
Net sales	$2,052,919	$2,053,876	$2,112,529	$1,960,780	$8,180,104
Gross profit (loss)	377,120	432,020	284,544	160,693	1,254,377
Net income attributable to PPC common stockholders	204,215	241,489	137,062	63,148	645,914
Net income per share amounts - basic	0.79	0.93	0.53	0.25	2.50
Net income per share amounts - diluted	0.79	0.93	0.53	0.25	2.50
Number of days in period	91	91	91	91	364

2014	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
Net sales	$2,018,065	$2,186,817	$2,268,048	$2,110,435	$8,583,365
Gross profit	215,106	349,476	450,265	379,148	1,393,995
Net income attributable to PPC common stockholders	98,117	190,360	255,983	167,188	711,648
Net income per share amounts - basic	0.38	0.74	0.99	0.65	2.75
Net income per share amounts - diluted	0.38	0.73	0.99	0.64	2.74
Number of days in period	91	91	91	91	364

(a)	In the fourth quarter of 2016, the company recognized impairment charges of $1.1 million related to our Dallas, Texas plant held for sale.

(b)	In the second quarter of 2015, the Company recognized impairment charges of $4.8 million related to our Dallas, Texas and Bossier City, Louisiana plants held for sale.

(c)
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

SCHEDULE II
PILGRIM’S PRIDE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged to Operating Results	Charged to Other Accounts		Deductions		Ending Balance
	(In thousands)
Trade Accounts and Other Receivables—
Allowance for Doubtful Accounts:
2016	$4,900	$114	$—		$451	(a)	$4,563
2015	2,525	1,060	1,314	(d)	(1)	(a)	4,900
2014	4,056	520	—		2,051	(a)	2,525
Trade Accounts and Other Receivables—
Allowance for Sales Adjustments:
2016	$5,662	$199,423	$—		$200,211	(b)	$4,874
2015	7,425	150,113	—		151,876	(b)	5,662
2014	7,089	220,123	—		219,787	(b)	7,425
Deferred Tax Assets—
Valuation Allowance:
2016	$7,921	$—	$—		$(1,689)	(c)	$6,232
2015	9,150	—	—		(1,229)	(c)	7,921
2014	10,400	(1,250)	—		—	(c)	9,150
(a) Uncollectible accounts written off, net of recoveries.
(b) Deductions either written off, rebilled or reclassified as liabilities for market development fund rebates.
(c) Reductions in the valuation allowance.
(d) Allowance for doubtful accounts assumed with the acquisition of Tyson Mexico.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 25, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 25, 2016, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management’s Report on Internal Control over Financial Reporting
Pilgrim’s Pride Corporation’s (“PPC”) management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). PPC’s internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.
Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, PPC's management assessed the design and operating effectiveness of internal control over financial reporting as of December 25, 2016 based on the 2013 Framework. Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 25, 2016. KPMG LLP, an independent registered public accounting firm, has issued an unqualified report on the effectiveness of the Company’s internal control over financial reporting as of December 25, 2016. That report is included in this Item 9A of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pilgrim’s Pride Corporation:
We have audited Pilgrim’s Pride Corporation’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pilgrim’s Pride Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Pilgrim’s Pride Corporation maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pilgrim’s Pride Corporation as of December 25, 2016 and December 27, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the fifty-two weeks ended December 25, 2016, December 27, 2015, and December 28, 2014, and our report dated February 8, 2017 expressed an unqualified opinion on those consolidated financial statements.

Denver, Colorado
February 8, 2017

PART III
Item 10. Directors and Executive Officers and Corporate Governance
Certain information regarding our executive officers has been presented under “Executive Officers” included in “Item 1. Business,” above.
Reference is made to the sections entitled “Security Ownership,” “Election of JBS Directors,” “Election of Equity Directors and the Founder Director,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board of Directors” and “Related Party Transactions” of the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
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
Item 11. Executive Compensation
Reference is made to the sections entitled “Security Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “2016 Director Compensation Table,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” of the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 25, 2016. For additional information concerning terms of the LTIP, see “Note 15. Incentive Compensation” of our Consolidated Financial Statements included in this annual report.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by securities holders	—	—	5,026,705
Equity compensation plans not approved by securities holders	—	—	—
Total	—	—	5,026,705
Reference is made to the section entitled “Security Ownership,” of the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which section is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the sections entitled “Corporate Governance” and “Related Party Transactions” of the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders.

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

4.5
Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 15, 2010).

4.6	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 15, 2010).

4.7	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 15, 2010).

4.8
Indenture dated as of March 11, 2015 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and Wells Fargo Bank, National Association, as Trustee, Form of Senior 5.750% Note due 2025, and Form of Guarantee attached (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K (No 001-09273) filed on March 11, 2015).

10.1	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) dated December 27, 2004). †

10.2
Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q (No. 001-09273) filed July 30, 2008). †

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

10.5
Employment Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on January 18, 2011). †

10.6
Restricted Share Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on January 18, 2011). †

10.7
Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Food Company Holdings, successor by assignment to JBS USA Holdings, LLC, (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on June 24, 2011).

10.8
Amendment No. 1 to the Subordinated Loan Agreement dated as of October 26, 2011, between the Company and JBS USA Food Company Holdings, successor by assignment to JBS USA Holdings, LLC, (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on April 27, 2012).

10.9
Amendment No. 2 to the Subordinated Loan Agreement dated as of December 16, 2011, between the Company and JBS USA Food Company Holdings, successor by assignment to JBS USA Holdings, LLC, (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K/A (No. 001-09273) filed on December 20, 2011).

10.10	Pilgrim’s Pride Corporation 2012 Long Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 10, 2012). †

10.11	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 10, 2012). †

10.12
Second Amended and Restated Credit Agreement dated February 11, 2015 among Pilgrim’s Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on February 12, 2015).

10.13
First Amendment to the Second Amended and Restated Credit Agreement dated April 27, 2016 among Pilgrim’s Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on July 28, 2016).

10.14
Checking Account Loan Opening Contract dated July 23, 2014 among Avícola Pilgrim’s Pride de Mexico, S.A. de C.V., as borrower, Pilgrim’s Pride S. de R.L. de C.V. and Comercializadora de Carnes de Mexico, S. de R.L. de C.V., as guarantors, and BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as borrower (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on July 28, 2016).

10.15
Agreement to Modify Checking Account Loan Opening Contract dated November 3, 2015 among Avícola Pilgrim’s Pride de Mexico, S.A. de C.V., as borrower, Pilgrim’s Pride S. de R.L. de C.V. and Comercializadora de Carnes de Mexico, S. de R.L. de C.V., as guarantors, and BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as borrower (incorporated by reference from Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on July 28, 2016).

10.16
Checking Account Loan Opening Contract dated September 27, 2016 among Avícola Pilgrim’s Pride de Mexico, S.A. de C.V., as borrower, Pilgrim’s Pride S. de R.L. de C.V. and Comercializadora de Carnes de Mexico, S. de R.L. de C.V., as guarantors, and BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as borrower (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on October 27, 2016).

10.17
Second Amendment to the Second Amended and Restated Credit Agreement dated October 21, 2016 among Pilgrim’s Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on October 27, 2016).

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 25, 2016, December 27, 2015, December 28, 2014, December 29, 2013 and December 30, 2012.*

21	Subsidiaries of Registrant.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2017.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gilberto Tomazoni	Chairman of the Board	February 8, 2017
Gilberto Tomazoni

/s/ William W. Lovette	President and Chief Executive Officer	February 8, 2017
William W. Lovette	(Principal Executive Officer)

Chief Financial Officer
/s/ Fabio Sandri	(Principal Financial Officer and	February 8, 2017
Fabio Sandri	Principal Accounting Officer)

	Director	February 8, 2017
Joesley Mendonça Batista

	Director	February 8, 2017
Wesley Mendonça Batista

/s/ David E. Bell	Director	February 8, 2017
David E. Bell

/s/ Michael L. Cooper	Director	February 8, 2017
Michael L. Cooper

/s/ Wallim Cruz de Vasconcellos Junior	Director	February 8, 2017
Wallim Cruz de Vasconcellos Junior

/s/ Charles Macaluso	Director	February 8, 2017
Charles Macaluso

/s/ Andre Nogueira de Souza	Director	February 8, 2017
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

4.5
Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 15, 2010).

4.6	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 15, 2010).

4.7	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 15, 2010).

4.8
Indenture dated as of March 11, 2015 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and Wells Fargo Bank, National Association, as Trustee, Form of Senior 5.750% Note due 2025, and Form of Guarantee attached (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K (No 001-09273) filed on March 11, 2015).

10.1	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) dated December 27, 2004). †

10.2
Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q (No. 001-09273) filed July 30, 2008). †

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

10.5
Employment Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on January 18, 2011). †

10.6
Restricted Share Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on January 18, 2011). †

10.7
Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Food Company Holdings, successor by assignment to JBS USA Holdings, LLC, (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on June 24, 2011).

10.8
Amendment No. 1 to the Subordinated Loan Agreement dated as of October 26, 2011, between the Company and JBS USA Food Company Holdings, successor by assignment to JBS USA Holdings, LLC, (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on April 27, 2012).

10.9
Amendment No. 2 to the Subordinated Loan Agreement dated as of December 16, 2011, between the Company and JBS USA Food Company Holdings, successor by assignment to JBS USA Holdings, LLC, (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K/A (No. 001-09273) filed on December 20, 2011).

10.10	Pilgrim’s Pride Corporation 2012 Long Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 10, 2012). †

10.11	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 10, 2012). †

10.12
Second Amended and Restated Credit Agreement dated February 11, 2015 among Pilgrim’s Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on February 12, 2015).

10.13
First Amendment to the Second Amended and Restated Credit Agreement dated April 27, 2016 among Pilgrim’s Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on July 28, 2016).

10.14
Checking Account Loan Opening Contract dated July 23, 2014 among Avícola Pilgrim’s Pride de Mexico, S.A. de C.V., as borrower, Pilgrim’s Pride S. de R.L. de C.V. and Comercializadora de Carnes de Mexico, S. de R.L. de C.V., as guarantors, and BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as borrower (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on July 28, 2016).

10.15
Agreement to Modify Checking Account Loan Opening Contract dated November 3, 2015 among Avícola Pilgrim’s Pride de Mexico, S.A. de C.V., as borrower, Pilgrim’s Pride S. de R.L. de C.V. and Comercializadora de Carnes de Mexico, S. de R.L. de C.V., as guarantors, and BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as borrower (incorporated by reference from Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on July 28, 2016).

10.16
Checking Account Loan Opening Contract dated September 27, 2016 among Avícola Pilgrim’s Pride de Mexico, S.A. de C.V., as borrower, Pilgrim’s Pride S. de R.L. de C.V. and Comercializadora de Carnes de Mexico, S. de R.L. de C.V., as guarantors, and BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as borrower (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on October 27, 2016).

10.17
Second Amendment to the Second Amended and Restated Credit Agreement dated October 21, 2016 among Pilgrim’s Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Rabobank Nederland, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on October 27, 2016).

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 25, 2016, December 27, 2015, December 28, 2014, December 29, 2013 and December 30, 2012.*

21	Subsidiaries of Registrant.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement