Form 10-K/A
period 2016-12-25
PILGRIMS PRIDE CORP
filed 2017-03-07
CIK 802481

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Pilgrim's Pride Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended December 25, 2016, originally filed with the Securities and Exchange Commission on February 9, 2017 (the "Original Filing"). We are filing this Amendment to include a signed copy of the Report of Independent Registered Public Accounting Firm (the “Report”) required by Part II, Item 9A. The Original Filing inadvertently included an unsigned copy of the Report. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

i

PART II
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
February 8, 2017

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

12
Computation of Ratio of Earnings to Fixed Charges for the years ended December 25, 2016, December 27, 2015, December 28, 2014, December 29, 2013 and December 30, 2012 (incorporated by reference from Exhibit 12 of the Company’s Annual Report on Form 10-K (No. 001-09273) filed February 9, 2017).

21	Subsidiaries of Registrant (incorporated by reference from Exhibit 21 of the Company’s Annual Report on Form 10-K (No. 001-09273) filed February 9, 2017).

23.1	Consent of KPMG LLP (incorporated by reference from Exhibit 23.1 of the Company’s Annual Report on Form 10-K (No. 001-09273) filed February 9, 2017).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2017.

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

12
Computation of Ratio of Earnings to Fixed Charges for the years ended December 25, 2016, December 27, 2015, December 28, 2014, December 29, 2013 and December 30, 2012 (incorporated by reference from Exhibit 12 of the Company’s Annual Report on Form 10-K (No. 001-09273) filed February 9, 2017).

21	Subsidiaries of Registrant (incorporated by reference from Exhibit 21 of the Company’s Annual Report on Form 10-K (No. 001-09273) filed February 9, 2017).

23.1	Consent of KPMG LLP (incorporated by reference from Exhibit 23.1 of the Company’s Annual Report on Form 10-K (No. 001-09273) filed February 9, 2017).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement