Form 10-Q
period 2017-03-26
PILGRIMS PRIDE CORP
filed 2017-05-04
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2017
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of May 3, 2017, was 248,752,508.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 26, 2017	December 25, 2016
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$30,762	$120,328
Restricted cash	4,415	4,979
Trade accounts and other receivables, less allowance for doubtful accounts	367,351	317,170
Account receivable from related parties	3,282	3,913
Inventories	924,169	813,262
Income taxes receivable	6,754	—
Prepaid expenses and other current assets	77,587	57,457
Assets held for sale	5,015	5,259
Total current assets	1,419,335	1,322,368
Other long-lived assets	16,509	15,710
Identified intangible assets, net	121,880	38,593
Goodwill	222,778	125,607
Property, plant and equipment, net	1,709,843	1,505,940
Total assets	$3,490,345	$3,008,218

Accounts payable	$575,781	$555,097
Account payable to related parties	5,089	1,421
Accrued expenses and other current liabilities	284,834	290,699
Income taxes payable	50,993	20,990
Current maturities of long-term debt	96	94
Total current liabilities	916,793	868,301
Long-term debt, less current maturities	1,346,990	1,011,858
Deferred tax liabilities	158,494	142,651
Other long-term liabilities	88,717	88,661
Total liabilities	2,510,994	2,111,471
Common stock	2,602	2,597
Treasury stock	(231,758)	(217,117)
Additional paid-in capital	1,688,197	1,686,742
Accumulated deficit	(426,714)	(520,635)
Accumulated other comprehensive loss	(62,921)	(64,243)
Total Pilgrim’s Pride Corporation stockholders’ equity	969,406	887,344
Noncontrolling interest	9,945	9,403
Total stockholders’ equity	979,351	896,747
Total liabilities and stockholders’ equity	$3,490,345	$3,008,218
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
	(In thousands, except per share data)
Net sales	$2,020,492	$1,962,937
Cost of sales	1,805,287	1,725,375
Gross profit	215,205	237,562
Selling, general and administrative expense	62,853	48,788
Operating income	152,352	188,774
Interest expense, net of capitalized interest	12,386	12,033
Interest income	(302)	(693)
Foreign currency transaction loss (gain)	619	(235)
Miscellaneous, net	(2,715)	(2,946)
Income before income taxes	142,364	180,615
Income tax expense	47,901	62,604
Net income	94,463	118,011
Less: Net income (loss) attributable to noncontrolling interests	542	(360)
Net income attributable to Pilgrim’s Pride Corporation	$93,921	$118,371

Weighted average shares of common stock outstanding:
Basic	248,692	254,807
Effect of dilutive common stock equivalents	234	340
Diluted	248,926	255,147

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.38	$0.46
Diluted	$0.38	$0.46
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
	(In thousands)
Net income	$94,463	$118,011
Other comprehensive income (loss):
Gain associated with available-for-sale securities, net of tax benefit of $41	—	30
Gain (loss) associated with pension and other postretirement benefits, net of tax expense (benefit) of $802 and $(4,155), respectively	1,322	(6,885)
Total other comprehensive income (loss), net of tax	1,322	(6,855)
Comprehensive income	95,785	111,156
Less: Comprehensive income (loss) attributable to noncontrolling interests	542	(360)
Comprehensive income attributable to Pilgrim’s Pride Corporation	$95,243	$111,516
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 25, 2016	259,682	$2,597	(10,636)	$(217,117)	$1,686,742	$(520,635)	$(64,243)	$9,403	$896,747
Net income (loss)	—	—	—	—	—	93,921	—	542	94,463
Other comprehensive loss, net of tax	—	—	—	—	—	—	1,322	—	1,322
Share-based compensation plans:
Common stock issued under compensation plans	486	5	—	—	(5)	—	—	—	—
Requisite service period recognition	—	—	—	—	1,460	—	—	—	1,460
Common stock purchased under share repurchase program	—	—	(780)	(14,641)	—	—	—	—	(14,641)
Balance at March 26, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,688,197	$(426,714)	$(62,921)	$9,945	$979,351

Balance at December 27, 2015	259,685	$2,597	(4,862)	$(99,233)	$1,675,674	$(261,252)	$(58,930)	$2,954	$1,261,810
Net income (loss)	—	—	—	—	—	118,371	—	(360)	118,011
Other comprehensive income, net of tax	—	—	—	—	—	—	(6,855)	—	(6,855)
Share-based compensation plans:
Requisite service period recognition	—	—	—	—	880	—	—	—	880
Common stock purchased under share repurchase program	—	—	(113)	(2,657)	—	—	—	—	(2,657)
Balance at March 27, 2016	259,685	$2,597	(4,975)	$(101,890)	$1,676,554	$(142,881)	$(65,785)	$2,594	$1,371,189
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
	(In thousands)
Cash flows from operating activities:
Net income	$94,463	$118,011
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50,390	42,391
Foreign currency transaction loss	2,158	—
Loss (gain) on property disposals	118	(129)
Loss on equity method investments	(13)	—
Share-based compensation	1,460	880
Deferred income tax expense (benefit)	13,330	(215)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(33,681)	(1,894)
Inventories	(54,448)	22,829
Prepaid expenses and other current assets	(16,715)	7,023
Accounts payable, accrued expenses and other current liabilities	(18,072)	(55,990)
Income taxes	25,380	55,261
Long-term pension and other postretirement obligations	(1,633)	(2,311)
Other operating assets and liabilities	(1,283)	(362)
Cash provided by operating activities	61,454	185,494
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(114,487)	(37,074)
Purchase of acquired business, net of cash acquired	(359,698)	—
Proceeds from property disposals	181	610
Cash used in investing activities	(474,004)	(36,464)
Cash flows from financing activities:
Proceeds from note payable to bank	—	8,885
Payments on note payable to bank	—	(16,034)
Proceeds from revolving line of credit and long-term borrowings	662,795	—
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(330,772)	(21)
Proceeds from equity contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	5,038	3,691
Payment of capitalized loan costs	—	(13)
Purchase of common stock under share repurchase program	(14,641)	(2,657)
Cash provided by (used in) financing activities	322,420	(6,149)
Increase (decrease) in cash, cash equivalents and restricted cash	(90,130)	142,881
Cash, cash equivalents and restricted cash, beginning of period	125,307	439,638
Cash, cash equivalents and restricted cash, end of period	$35,177	$582,519
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 80 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, Puerto Rico and Mexico. As of March 26, 2017, Pilgrim’s had approximately 41,900 employees and the capacity to process approximately 39.2 million birds per five-day work week for a total of approximately 11.5 billion pounds of live chicken annually. Approximately 4,575 contract growers supply poultry for the Company’s operations. As of March 26, 2017, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.6% of the Company’s outstanding common stock.
Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 26, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 25, 2016.
Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2017) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year.
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
Restricted Cash
The Company is required to maintain cash balances with a broker as collateral for exchange traded futures contracts. These balances are classified as restricted cash as they are not available for use by the Company to fund daily operations. The balance of restricted cash may also include investments in U.S. Treasury Bills that qualify as cash equivalents, as required by the broker, to offset the obligation to return cash collateral.
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 26, 2017	December 25, 2016
	(In thousands)
Cash and cash equivalents	$30,762	$120,328
Restricted cash	4,415	4,979
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$35,177	$125,307
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In June 2015, the FASB agreed to defer by one year the mandatory effective date of this standard, but will also provide entities the option to adopt the new guidance as of the original effective date. The provisions of the new guidance will be effective as of the beginning of our 2018 fiscal year, but we have the option to adopt the guidance as early as the beginning of our 2017 fiscal year. We are currently identifying and cataloging the various types of revenue transactions to which we are a party. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard. We continue to evaluate the impact of the new guidance on our financial statements and have not yet selected either a transition approach to implement the standard or an adoption date.
In July 2015, the FASB issued new accounting guidance on the subsequent measurement of inventory, which, in an effort to simplify unnecessarily complicated accounting guidance that can result in several potential outcomes, requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Current accounting guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The provisions of the new guidance were effective as of the beginning of our 2017 fiscal year. The initial adoption of this guidance did not have a material impact on our financial statements.
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
In March 2016, the FASB issued new accounting guidance on employee share-based payments, which, in an effort to simplify unnecessarily complicated aspects of accounting and reporting for share-based payment transactions, requires an entity to amend accounting and reporting methodology for areas such as the income tax consequences of share-based payments, classification of share-based awards as either equity or liabilities, and classification of share-based payment transactions in the statement of cash flows. The transition approach will vary depending on the area of accounting and reporting methodology to be amended. The Company adopted this standard on December 26, 2016, the beginning of our 2017 fiscal year, and will prospectively present excess tax benefits or deficiencies in the income statement as a component of "Provision for income taxes" rather than in the "Equity" section of the Balance Sheet. As part of the adoption, the Company did not have a cumulative-effect adjustment, as there were no previous unrecognized excess tax benefits that would impact retained earnings. As a result, there was no retrospective adjustment to the prior period statement of cash flows of excess tax benefits as an operating activity rather than a financing activity.
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
In November 2016, the FASB issued new accounting guidance on the classification and presentation of restricted cash in the statement of cash flows in order to eliminate the diversity that currently exists in how companies present these changes. The new guidance requires restricted cash to be included with cash and cash equivalents when explaining the changes in cash in the statement of cash flows. We elected to early adopt this guidance as of December 26, 2016, the beginning of our 2017 fiscal year. An entity should apply the new guidance on a retrospective basis, wherein the statement of cash flow of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items. A description of the prior-period information that has been retrospectively adjusted and the effect of the change on the statement of cash flow line items is not disclosed as it is not material.
In March 2017, the FASB issued new accounting guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost, which, in an effort to improve consistency and transparency, requires the service cost component of defined benefit pension cost and postretirement benefit cost (“net benefit cost”) to be reported in the same line of the income statement as other compensation costs earned by the employee and the other components of net benefit cost to be reported below income from operations. The new guidance will be effective as of the beginning of our 2019 fiscal year with early adoption permitted. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.

2.	BUSINESS ACQUISITION
On January 6, 2017, the Company acquired 100% of the membership interests of JFC LLC and its subsidiaries (together, “GNP”) from Maschhoff Family Foods, LLC for cash. GNP is a vertically integrated poultry business based in Saint Cloud, Minnesota. The acquired business has a production capacity of 2.1 million birds per five-day work week in its three plants and employs approximately 1,700 people.
The following table summarizes the consideration paid for GNP (in thousands):

Negotiated sales price	$350,000
Working capital adjustment	7,252
Preliminary purchase price	$357,252
The preliminary purchase price includes $2.5 million due to PPC from Maschhoff Family Foods, LLC for working capital adjustments.
Transaction costs incurred in conjunction with the purchase were approximately $0.3 million. These costs were expensed as incurred.
The results of operations of the acquired business since January 6, 2017 are included in the Company’s Condensed Consolidated Statements of Operations. Net sales generated by the acquired business during the thirteen weeks ended March 26, 2017 totaled $97.8 million. The acquired business generated net income during the thirteen weeks ended March 26, 2017 totaling $4.6 million.

The assets acquired and liabilities assumed in the GNP acquisition were measured at their fair values at January 6, 2017 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition as well the assembled workforce. These benefits include (i) complementary product offerings, (ii) an enhanced footprint in the U.S., (iii) shared knowledge of innovative technologies such as gas stunning, aeroscalding and automated deboning, (iv) enhanced position in the fast-growing antibiotic-free and certified organic chicken segments due to the addition of GNP’s portfolio of Just BARE® Certified Organic and Natural/American Humane CertifiedTM/No-Antibiotics-Ever product lines and (v) attractive cost-reduction synergy opportunities and value creation. The Company has tax basis in the goodwill, and therefore, the goodwill is deductible for tax purposes. The preliminary fair values recorded were determined based upon a preliminary valuation. The estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to the preliminary valuation and residual goodwill.
The fair values recorded for the assets acquired and liabilities assumed for GNP are as follows (in thousands):

Cash and cash equivalents	$10
Trade accounts and other receivables	18,453
Inventories	56,459
Prepaid expenses and other current assets	3,414
Property, plant and equipment	135,259
Identifiable intangible assets	85,610
Other long-lived assets	829
Total assets acquired	300,034
Accounts payable	23,848
Other current liabilities	12,712
Long-term deferred tax liabilities	—
Other long-term liabilities	3,393
Total liabilities assumed	39,953
Total identifiable net assets	260,081
Goodwill	97,171
Total net assets	$357,252
The Company recognized certain identifiable intangible assets during the thirteen weeks ended March 26, 2017 due to this acquisition. The following table presents the fair values (in thousands) and useful lives (in years), where applicable, of these assets:

	Fair Value	Useful Life
Assets subject to amortization:
Customer relationships	$16,360	10.0
Non-compete agreement	510	3.0
Total fair value	16,870
Weighted average useful life		9.8
Assets not subject to amortization:
Trade names	68,740
Total fair value	$85,610
The Company recognized the following change in goodwill due to this acquisition during the thirteen weeks ended March 26, 2017 (in thousands):

Balance, beginning of period	$125,607
Preliminary purchase price attributed to goodwill	97,171
Balance, end of period	$222,778

The following unaudited pro forma information presents the combined financial results for the Company and GNP as if the acquisition had been completed at the beginning of the Company’s prior year, December 28, 2015.

	Thirteen Weeks Ended March 26, 2017	Thirteen Weeks Ended March 27, 2016
	(In thousands, except per share amount)
Net sales	$2,026,290	$2,069,103
Net income attributable to Pilgrim's Pride Corporation	92,599	116,096
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	0.37	0.46
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
As of March 26, 2017 and December 25, 2016, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments.
The following items were measured at fair value on a recurring basis:

	March 26, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$3,978	$—	$—	$3,978
Fair value liabilities:
Commodity futures instruments	(3,321)	—	—	(3,321)
Commodity options instruments	(913)	—	—	(913)
Foreign currency instruments	(605)	—	—	(605)

	December 25, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$5,341	$—	$—	$5,341
Commodity options instruments	98	—	—	98
Fair value liabilities:
Commodity futures instruments	(4,063)	—	—	(4,063)
Commodity option instruments	(2,764)	—	—	(2,764)
See “Note 7. Derivative Financial Instruments” for additional information.
Fair value and carrying value for our fixed-rate debt obligation is as follows:

	March 26, 2017		December 25, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(500,000)	$(510,250)	$(500,000)	$(503,395)
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
Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s fixed-rate debt obligation was based on the quoted market price at March 26, 2017 or December 25, 2016, as applicable.
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

4.	TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	March 26, 2017	December 25, 2016
	(In thousands)
Trade accounts receivable	$353,103	$305,337
Notes receivable - current	630	630
Other receivables	18,451	15,766
Receivables, gross	372,184	321,733
Allowance for doubtful accounts	(4,833)	(4,563)
Receivables, net	$367,351	$317,170

Account receivable from related parties(a)	$3,282	$3,913
(a)    Additional information regarding accounts receivable from related parties is included in “Note 15. Related Party Transactions.”
Activity in the allowance for doubtful accounts for the thirteen weeks ended March 26, 2017 was as follows (in thousands):

Balance, beginning of period	$(4,563)
Provision charged to operating results	(55)
Account write-offs and recoveries	24
GNP acquisition	(17)
Effect of exchange rate	(222)
Balance, end of period	$(4,833)

5.	INVENTORIES
Inventories consisted of the following:

	March 26, 2017	December 25, 2016
	(In thousands)
Live chicken and hens	$388,663	$362,054
Feed, eggs and other	315,265	250,680
Finished chicken products	215,138	182,918
Total chicken inventories	919,066	795,652
Commercial feed and other	5,103	17,610
Total inventories	$924,169	$813,262

6.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	March 26, 2017		December 25, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$—	$—	$44,865	$44,865
Other	62	62	61	61
Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains and gross realized losses recognized during the thirteen weeks ended March 26, 2017 and March 27, 2016 related to the Company’s available-for-sale securities were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. No proceeds were received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments during the thirteen weeks ended March 26, 2017 and March 27, 2016. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the thirteen weeks ended March 26, 2017 and March 27, 2016 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the thirteen weeks ended March 26, 2017 and March 27, 2016 is disclosed in “Note 13. Stockholders’ Equity - Accumulated Other Comprehensive Loss.”

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
The Company has operations in Mexico and, therefore, has exposure to translational foreign exchange risk when the financial results of those operations are translated to U.S. dollars. The Company has purchased foreign currency forward contracts to manage this translational foreign exchange risk.

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
We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase or foreign currency transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized net losses of $2.9 million and net gains of $4.1 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	March 26, 2017	December 25, 2016
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$3,978	$5,439
Commodity derivative liabilities	(4,234)	(6,827)
Foreign currency derivative liabilities	(605)	—
Cash collateral posted with brokers	4,415	4,979
Derivatives coverage(a):
Corn	0.3%	2.3%
Soybean meal	0.9%	0.3%
Period through which stated percent of needs are covered:
Corn	September 2018	September 2018
Soybean meal	December 2017	July 2017

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

8.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	March 26, 2017	December 25, 2016
	(In thousands)
Land	$162,010	$112,132
Buildings	1,247,579	1,169,984
Machinery and equipment	1,839,555	1,789,550
Autos and trucks	48,214	50,964
Construction-in-progress	301,451	231,874
PP&E, gross	3,598,809	3,354,504
Accumulated depreciation	(1,888,966)	(1,848,564)
PP&E, net	$1,709,843	$1,505,940
The Company recognized depreciation expense of $45.8 million and $38.5 million during the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively.
During the thirteen weeks ended March 26, 2017, Pilgrim's spent $114.5 million on capital projects and transferred $47.5 million of completed projects from construction-in-progress to depreciable assets. During the thirteen weeks ended March 27, 2016, the Company spent $37.1 million on capital projects and transferred $77.3 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the thirteen weeks ended March 26, 2017 to improve efficiencies and reduce costs.
During the thirteen weeks ended March 26, 2017, the Company sold miscellaneous equipment for cash of $0.2 million and recognized net loss on these sales of $0.1 million. During the thirteen weeks ended March 27, 2016, the Company sold certain

PP&E for cash of $0.6 million and recognized net gains on these sales of $0.1 million. PP&E sold in the period included an office building in Texas and miscellaneous equipment.
 Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing complex in Texas and other miscellaneous assets, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At both March 26, 2017 and December 25, 2016, the Company reported properties and related assets totaling $5.0 million and $5.3 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The Company tested the recoverability of its assets held for sale and determined that the aggregate carrying amount of the Texas processing complex asset group was recoverable over the remaining life of the respective primary asset in that asset group.
The Company has closed or idled various processing complexes, processing plants, hatcheries, broiler farms, and feed mills throughout the U.S. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At March 26, 2017, the carrying amount of these idled assets was $59.0 million based on depreciable value of $191.7 million and accumulated depreciation of $132.7 million.
The Company last tested the recoverability of its long-lived assets held and used in December 2016. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the thirteen weeks ended March 26, 2017 that required the Company to test its long-lived assets held and used for recoverability.

9.	CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	March 26, 2017	December 25, 2016
	(In thousands)
Accounts payable:
Trade accounts	$478,628	$487,214
Book overdrafts	78,490	63,577
Other payables	18,663	4,306
Total accounts payable	575,781	555,097
Accounts payable to related parties(a)	5,089	1,421
Accrued expenses and other current liabilities:
Compensation and benefits	91,826	110,385
Interest and debt-related fees	2,578	8,685
Insurance and self-insured claims	83,705	82,544
Derivative liabilities:
Futures	3,321	4,063
Options	913	2,764
Foreign currency	605	—
Other accrued expenses	101,886	82,258
Total accrued expenses and other current liabilities	284,834	290,699
	$865,704	$847,217
(a)    Additional information regarding accounts payable from related parties is included in “Note 15. Related Party Transactions.”

10.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	March 26, 2017	December 25, 2016
		(In thousands)
Long-term debt and other long-term borrowing arrangements:
Senior notes payable at 5.75%	2025	$500,000	$500,000
U.S. Credit Facility (defined below):
Term note payable at 2.23%	2020	500,000	500,000
Revolving note payable at 2.17%	2020	314,559	—
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 0.95%	2019	42,949	23,304
Capital lease obligations	Various	353	376
Long-term debt		1,357,861	1,023,680
Less: Current maturities of long-term debt		(96)	(94)
Long-term debt, less current maturities		1,357,765	1,023,586
Less: Capitalized financing costs		(10,775)	(11,728)
Long-term debt, less current maturities, net of capitalized financing costs:		$1,346,990	$1,011,858
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
U.S. Credit Facility
On February 11, 2015, the Company and its subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., entered into a Second Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Rabobank U.A., New York Branch (“Rabobank”), as administrative agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $700.0 million and a term loan commitment of up to $500.0 million (the “Term Loans”). The U.S. Credit Facility also includes an accordion feature that allows the Company, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. No installments of principal are required to be made prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The Company had Term Loans outstanding totaling $500.0 million as of March 26, 2017.

The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through March 26, 2017 and, thereafter, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through March 26, 2017 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by the Company under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. As of March 26, 2017, the borrowing base was $700.0 million and the amount available for borrowing under the revolving loan commitment was $340.6 million. The Company had letters of credit of $44.8 million and $314.6 million outstanding borrowings under the revolving loan commitment as of March 26, 2017.
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
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility is scheduled to mature on September 27, 2019. As of March 26, 2017, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $79.9 million, and there were $42.9 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 7.56%. As of March 26, 2017, the U.S. dollar-equivalent borrowing availability was $37.0 million.

11.	INCOME TAXES
The Company recorded income tax expense of $47.9 million, a 33.6% effective tax rate, for the thirteen weeks ended March 26, 2017 compared to income tax expense of $62.6 million, a 34.7% effective tax rate, for the thirteen weeks ended March 27, 2016. The decrease in income tax expense in 2017 resulted primarily from a decrease in pre-tax income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 26, 2017, the Company did not believe it had sufficient positive evidence to conclude that realization of its federal capital loss carry forwards and a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the thirteen weeks ended March 26, 2017 and March 27, 2016, there is a tax effect of $(0.8) million and $4.2 million, respectively, reflected in other comprehensive income.
Beginning in 2017, as a result of new FASB guidance on share-based payments, excess tax benefits are now required to be reported in income tax expense rather than in additional paid-in capital. For the thirteen weeks ended March 26, 2017, there is an immaterial tax effect reflected in income tax expense due to excess tax benefits related to share-based compensation. For the thirteen weeks ended March 27, 2016, there is no tax effect reflected in additional paid-in capital due to excess tax benefits related to share-based compensation. See “Note 1. Description of Business and Basis of Presentation” for additional information.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by taxing authorities for years prior to 2010 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2010.
The United States Fifth Circuit Court of Appeals rendered judgment in favor of the Company regarding the IRS’ amended proof of claim relating to the tax year ended June 26, 2004 for Gold Kist Inc. (“Gold Kist”). See “Note 16. Commitments and Contingencies” for additional information.

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans totaled $1.6 million in each of the thirteen weeks ended March 26, 2017 and March 27, 2016.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for these defined benefit plans were as follows:

	Thirteen Weeks Ended March 26, 2017		Thirteen Weeks Ended March 27, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$167,159	$1,648	$165,952	$1,672
Interest cost	1,393	13	1,396	12
Actuarial losses (gains)	785	(24)	4,417	51
Benefits paid	(2,237)	(37)	(2,365)	(35)
Projected benefit obligation, end of period	$167,100	$1,600	$169,400	$1,700

	Thirteen Weeks Ended March 26, 2017		Thirteen Weeks Ended March 27, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$97,526	$—	$96,947	$—
Actual return on plan assets	3,965	—	(5,446)	—
Contributions by employer	1,926	37	2,541	35
Benefits paid	(2,237)	(37)	(2,365)	(35)
Fair value of plan assets, end of period	$101,180	$—	$91,677	$—

	March 26, 2017		December 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(65,920)	$(1,600)	$(69,633)	$(1,648)

	March 26, 2017		December 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(13,108)	$(147)	$(13,113)	$(147)
Long-term liability	(52,812)	(1,453)	(56,520)	(1,501)
Recognized liability	$(65,920)	$(1,600)	$(69,633)	$(1,648)

	March 26, 2017		December 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss (gain)	$44,394	$(55)	$46,494	$(31)
The accumulated benefit obligation for our defined benefit pension plans was $167.1 million and $167.2 million at March 26, 2017 and December 25, 2016, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at March 26, 2017 and December 25, 2016, respectively. As of March 26, 2017, the weighted average duration of our defined benefit obligation is 32.31 years.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended March 26, 2017		Thirteen Weeks Ended March 27, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,393	$13	$1,396	$12
Estimated return on plan assets	(1,313)	—	(1,314)	—
Amortization of net loss	233	—	165	—
Net costs	$313	$13	$247	$12
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	March 26, 2017		December 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	4.29%	3.78%	4.31%	3.81%

	Thirteen Weeks Ended March 26, 2017		Thirteen Weeks Ended March 27, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	4.31%	3.81%	4.47%	4.47%
Expected return on plan assets	5.50%	NA	5.50%	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the

Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of March 26, 2017 and December 25, 2016, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(4,617)	$4,909
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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	March 26, 2017	December 25, 2016
Cash and cash equivalents	—%	—%
Pooled separate accounts(a):
Equity securities	5%	5%
Fixed income securities	5%	5%
Common collective trust funds(a):
Equity securities	60%	60%
Fixed income securities	30%	30%
Total assets	100%	100%

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

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of March 26, 2017 and December 25, 2016:

	March 26, 2017				December 25, 2016
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$140	$—	$—	$140	$119	$—	$—	$119
Pooled separate accounts:
Large U.S. equity funds(d)	—	3,456	—	3,456	—	3,302	—	3,302
Small/Mid U.S. equity funds(e)	—	409	—	409	—	406	—	406
International equity funds(f)	—	1,349	—	1,349	—	1,231	—	1,231
Fixed income funds(g)	—	4,828	—	4,828	—	4,867	—	4,867
Common collective trusts funds:
Large U.S. equity funds(d)	—	24,785	—	24,785	—	24,547	—	24,547
Small U.S. equity funds(e)	—	17,080	—	17,080	—	17,344	—	17,344
International equity funds(f)	—	18,784	—	18,784	—	17,006	—	17,006
Fixed income funds(g)	—	30,349	—	30,349	—	28,704	—	28,704
Total assets	$140	$101,040	$—	$101,180	$119	$97,407	$—	$97,526

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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
Benefit Payments
The following table reflects the benefits as of March 26, 2017 expected to be paid through 2026 from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2017 (remaining)	$12,723	$110
2018	11,617	147
2019	11,088	146
2020	11,019	144
2021	10,790	142
2022-2026	49,927	640
Total	$107,164	$1,329
We anticipate contributing $8.7 million and $0.1 million, as required by funding regulations or laws, to our pension plans and other postretirement plans, respectively, during the remainder of 2017.

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Thirteen Weeks Ended March 26, 2017		Thirteen Weeks Ended March 27, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$46,494	$(31)	$38,115	$(79)
Amortization	(233)	—	(165)	—
Curtailment and settlement adjustments	—	—	—	—
Actuarial loss (gain)	785	(24)	4,417	51
Asset loss (gain)	(2,652)	—	6,759	—
Net actuarial loss (gain), end of period	$44,394	$(55)	$49,126	$(28)
The Company expects to recognize in net pension cost throughout the remainder of 2017 an actuarial loss of $0.7 million that was recorded in accumulated other comprehensive loss at March 26, 2017.
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
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

13.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Thirteen Weeks Ended March 26, 2017(a)	Thirteen Weeks Ended March 27, 2016(a)
	Losses Related to Pension and Other Postretirement Benefits	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(64,243)	$(58,997)	$67	$(58,930)
Other comprehensive income (loss) before reclassifications	1,177	(6,988)	171	(6,817)
Amounts reclassified from accumulated other comprehensive loss to net income	145	103	(141)	(38)
Net current period other comprehensive income (loss)	1,322	(6,885)	30	(6,855)
Balance, end of period	$(62,921)	$(65,882)	$97	$(65,785)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

	Amounts Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Thirteen Weeks Ended March 26, 2017	Thirteen Weeks Ended March 27, 2016	Affected Line Item in the Condensed Consolidated Statements of Operations
	(In thousands)
Realized gain on sale of securities	$—	$226	Interest income
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(6)	(5)	Cost of sales
Legacy Gold Kist plans(c)(d)	(71)	(50)	Cost of sales
Legacy Gold Kist plans(c)(d)	(156)	(110)	Selling, general and administrative expense
Total before tax	(233)	61
Tax benefit (expense)	88	(23)
Total reclassification for the period	$(145)	$38

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Pilgrim’s Pride Retirement Plan for Union Employees, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

Share Repurchase Program and Treasury Stock
On July 28, 2015, the Company’s Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. On February 8, 2017, the Company's Board of Directors further extended the program expiration to August 9, 2017. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of March 26, 2017, the Company had repurchased approximately 11.4 million shares under this program with a market value at the time of purchase of approximately $231.8 million. The Company accounted for the shares repurchased using the cost method.

Restrictions on Dividends
Both the U.S. Credit Facility and the Indenture governing the Senior Notes restrict, but do not prohibit, the Company from declaring dividends.

14.	INCENTIVE COMPENSATION
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $4.1 million in costs related to the STIP at March 26, 2017 related to cash bonus awards that could potentially be awarded during the remainder of 2017 and 2018. The Company assumed responsibility for the JFC LLC Long-Term Equity Incentive Plan dated January 1, 2014, as amended by Amendment 1 dated February 10, 2014, (the “JFC LTIP”) through its acquisition of GNP on January 6, 2017. The Company has accrued $3.4 million in costs related to the JFC LTIP at March 26, 2017.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). At March 26, 2017, we have reserved approximately 4.8 million shares of common stock for future issuance under the LTIP.
The following awards were outstanding during the thirteen weeks ended March 26, 2017:

Award Type		Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award(a)	Vesting Condition	Vesting Date	Vesting Date Fair Value per Award(a)	Estimated Forfeiture Rate	Awards Forfeited to Date	Settlement Method
RSU		LTIP	449,217	02/19/2014	$16.70	Service	12/31/2016	$18.99	13.49%	86,458	Stock
RSU		LTIP	223,701	03/03/2014	17.18	Performance / Service	12/31/2017		12.34%	55,516	Stock
RSU	(b)	LTIP	45,961	02/11/2015	25.87	Service	12/31/2017	18.99	12.34%	—	Stock
RSU		LTIP	251,136	03/30/2016	25.36	Performance / Service	12/31/2019	18.99	(d)	251,136	Stock
RSU	(b)	LTIP	74,536	10/13/2016	20.93	Service	12/31/2016		—%	—	Stock
RSU		LTIP	389,424	01/19/2017	18.39	Performance / Service	(e)		—%	—	Stock
RSU	(c)	LTIP	48,586	02/13/2017	20.52	Service	2/13/2017		—%	—	Stock
RSU	(c)	LTIP	23,469	02/13/2017	20.52	Service	12/31/2017		—%	—	Stock

(a)	The fair value of each RSU granted or vested represents the closing price of the Company's common stock on the respective grant date or vesting date.

(b)
On February 17, 2015, the Company paid a special cash dividend to stockholders of record as of January 30, 2015 totaling $5.77 per share. On January 27, 2015, the Compensation Committee of the Company's Board of Directors agreed to grant additional RSUs to LTIP participants that were equal to the amount of the dividend that would be awarded to them had their RSUs existing as of the dividend record date been vested. The additional RSUs that were granted to the LTIP participants are subject to the same vesting requirements as the underlying RSUs granted under the LTIP.

(c)
On May 18, 2016, the Company paid a special cash dividend to stockholders of record as of May 10, 2015 totaling $2.75 per share. On October 27, 2016, the Compensation Committee of the Company's Board of Directors agreed to grant additional RSUs to LTIP participants that were equal to the amount of the dividend that would be awarded to them had their RSUs existing as of the dividend record date been vested. The additional RSUs that were granted to the LTIP participants are subject to the same vesting requirements as the underlying RSUs granted under the LTIP.

(d)	Performance conditions associated with these awards were not satisfied. Therefore, 100% of the awards were forfeited during the thirteen weeks ended March 26, 2017.

(e)	The subject RSUs will vest in ratable tranches on December 31, 2018, December 31, 2019, and December 31, 2020.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
	(In thousands)
Share-based compensation cost:
Cost of sales	$149	$99
Selling, general and administrative expense	1,311	781
Total	$1,460	$880

Income tax benefit	$417	$257
The Company’s RSU activity is included below:

	Thirteen Weeks Ended March 26, 2017		Thirteen Weeks Ended March 27, 2016
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
Outstanding at beginning of period	906	$20.00	774	$18.78
Granted	462	18.72	—	—
Vested	(486)	17.73	—	—
Forfeited	(251)	25.36	(148)	26.82
Outstanding at end of period	631	$18.68	626	$16.88
The total fair value of awards vested during the thirteen weeks ended March 26, 2017 was $9.2 million. No awards vested during the thirteen weeks ended March 27, 2016.
At March 26, 2017, the total unrecognized compensation cost related to all nonvested awards was $9.3 million. That cost is expected to be recognized over a weighted average period of 2.39 years.
Historically, we have issued new shares to satisfy award conversions.

15.	RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
	(In thousands)
JBS USA Food Company Holdings:
Letter of credit fees(a)	$—	$202
JBS USA Food Company:
Purchases from JBS USA Food Company(b)	27,289	20,511
Expenditures paid by JBS USA Food Company on behalf of Pilgrim’s Pride Corporation(c)	10,949	7,604
Sales to JBS USA Food Company(b)	4,563	3,302
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA Food Company(c)	865	6,963
JBS Chile Ltda.:
Sales to JBS Chile Ltda.	—	205
JBS Global (UK) Ltd.:
Sales to JBS Global (UK) Ltd.	19	122
JBS Five Rivers
Sales to JBS Five Rivers	7,122	—
J&F Investimentos Ltd.:
Sales to J&F Investimentos Ltd.	104	—

(a)
JBS USA Food Company Holdings (“JBS USA Holdings”) arranged for letters of credit to be issued on its account in the aggregate amount of $56.5 million to an insurance company on behalf of the Company in order to allow that insurance company to return cash it held as collateral against potential workers’ compensation, auto liability and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA Holdings for the letter of credit fees the Company would otherwise incur under its U.S. Credit Facility. The letter of credit arrangements for $40.0 million and $16.5 million were terminated on March 7, 2016 and April 1, 2016, respectively. For the thirteen weeks ended March 27, 2016, the Company paid JBS USA Holdings $0.2 million for letter of credit fees.

(b)
We routinely execute transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of March 26, 2017 and December 25, 2016, the outstanding payable to JBS USA was $5.1 million and $1.4 million, respectively. As of March 26, 2017 and December 25, 2016, the outstanding receivable from JBS USA was $3.3 million and $3.8 million, respectively. As of March 26, 2017, approximately $2.0 million of goods from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.

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

The Company entered into a tax sharing agreement during 2014 with JBS USA Holdings effective for tax years starting in 2010. The net tax receivable of $5.0 million for tax year 2016 was accrued in 2016 and paid in February 2017. The net tax receivable of $3.7 million for tax year 2015 was accrued in 2015 and paid in January 2016.

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
Tax Claims and Proceedings

In 2009, the IRS asserted claims against the Company totaling $74.7 million. Pilgrim's entered into two Stipulations of Settled Issues agreements with the IRS (the “Stipulations”) on December 12, 2012 that accounted for approximately $29.3 million of the claims and should result in no additional tax due. The Company is currently working with the IRS to finalize the complete tax calculations associated with the Stipulations.
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits were brought against Pilgrim's and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. Plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Defendants (including the Company) moved to dismiss all complaints on January 27, 2017, which Plaintiffs opposed on March 15, 2017. Reply briefs are due on April 12, 2017. The Company believes we have strong defenses in response to plaintiffs’ allegations and intend to contest the action vigorously.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and putative class of persons who purchased shares of Pilgrim’s common stock between February 21, 2014 and October 4, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against the Company and its named executive officers. The complaint alleges, among other things, that the Company’s SEC filings contained statements that were rendered materially false and misleading by its failure to disclose that (i) Pilgrim's colluded with several of its industry peers to fix prices in the broiler chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) the Company's conduct constituted a violation of federal antitrust laws, (iii) Pilgrim's revenues during the class period were the result of illegal conduct and (iv) the Company lacked effective internal control over financial reporting, as well as stating that Pilgrim's industry was anticompetitive. On April 4, 2017, the Court appointed another shareholder, George James Fuller, as lead plaintiff. Fuller has not yet filed a consolidated amended complaint, and the Court has not set a briefing schedule for defendants’ motion to dismiss.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against Pilgrim's and 4 other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. Answers or responses to the complaint are due on April 28, 2017. The Company believes they have strong defenses in response to plaintiffs' allegations and intend to contest these actions vigorously.
On March 9, 2017, a shareholder derivative action styled DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of Pilgrim’s directors and its Chief Financial Officer, Fabio Sandri, in the District Court for the County of Weld in Colorado. The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. Plaintiff has agreed to stay the action pending the resolution of any motion to dismiss in the Hogan class action litigation.
The Company cannot predict the outcome of these actions nor when they will be resolved. If the plaintiffs were to prevail in any of these litigations, Pilgrim's could be liable for damages, which could be material and could adversely affect its financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, Puerto Rico and Mexico. As of March 26, 2017, we had approximately 41,900 employees and the capacity to process approximately 39.2 million birds per five-day work week for a total of approximately 11.5 billion pounds of live chicken annually. Approximately 4,575 contract growers supply poultry for our operations. As of March 26, 2017, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.6% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2017) in this report applies to our fiscal year and not the calendar year.

Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $93.9 million, or $0.38 per diluted common share, for the thirteen weeks ended March 26, 2017. These operating results included gross profit of $215.2 million. During the thirteen weeks ended March 26, 2017, we generated $61.5 million of cash from operations.
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

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2017:
First Quarter	$3.86	$3.55	$352.70	$314.10
2016:
Fourth Quarter	3.98	3.58	320.70	269.00
Third Quarter	3.94	3.16	401.00	302.80
Second Quarter	4.38	3.52	418.30	266.80
First Quarter	3.73	3.52	275.30	257.20
2015:
Fourth Quarter	3.98	3.58	320.70	269.00
Third Quarter	4.34	3.48	374.80	302.40
Second Quarter	4.10	3.53	326.40	286.50
First Quarter	4.13	3.70	377.40	317.50
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity’s price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended March 26, 2017 and March 27, 2016, we recognized net losses totaling $2.9 million and net gains totaling $4.1 million, respectively, related to changes in the fair values of our derivative financial instruments.
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

GNP Acquisition
On January 6, 2017, we acquired 100% of the membership interests of GNP from Maschhoff Family Foods, LLC for a cash purchase price of $350 million, subject to customary working capital adjustments. GNP is a vertically integrated poultry business based in St. Cloud, Minnesota. The acquired business has a production capacity of 2.1 million birds per five-day work week in its three plants and currently employs approximately 1,700 people. See “Note 2. Business Acquisition” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to this acquisition.
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
Results of Operations
Thirteen Weeks Ended March 26, 2017 Compared to Thirteen Weeks Ended March 27, 2016
Net sales. Net sales generated in the thirteen weeks ended March 26, 2017 increased $57.6 million, or 2.9%, from net sales generated in the thirteen weeks ended March 27, 2016. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended March 26, 2017	Change from Thirteen Weeks Ended March 27, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$1,736,405	$66,124	4.0%	(a)
Mexico	284,087	(8,569)	(2.9)%	(b)
Total net sales	$2,020,492	$57,555	2.9%

(a)
U.S. net sales generated in the thirteen weeks ended March 26, 2017 increased $66.1 million, or 4.0%, from U.S. net sales generated in the thirteen weeks ended March 27, 2016 primarily because of net sales generated by the recently acquired GNP operations and an increase in net sales per pound experienced by our existing operations. The impact of the acquired business contributed $97.8 million, or 5.9 percentage points, to the increase in net sales. The net sales per pound increase experienced by our existing operations contributed $26.8 million, or 1.6 percentage points, to the increase in net sales. A decrease in sales volume experienced by of our existing operations partially offset the effect that the acquired business and the increase in net sales per pound experienced by our existing operations had on U.S. net sales by $58.5 million, or 3.5 percentage points. Included in U.S. net sales generated during the thirteen weeks ended March 26, 2017 and March 27, 2016 were net sales to JBS USA Food Company totaling $4.6 million and $3.3 million, respectively.

(b)
Mexico net sales generated in the thirteen weeks ended March 26, 2017 decreased $8.6 million, or 2.9%, from Mexico net sales generated in the thirteen weeks ended March 27, 2016 primarily because of the impact of foreign currency translation partially offset by increases in net sales per pound and sales volume. The impact of foreign currency translation contributed $38.5 million, or 13.2 percentage points, to the decrease in net sales. Higher net sales per pound, which resulted primarily from higher market prices, and increased sales volume partially offset the effect that the foreign currency impact had on Mexico net sales by $22.6 million, or 7.7 percentage points, and $7.4 million, or 2.5 percentage points, respectively. Other factors affecting the decrease in Mexico net sales were immaterial.

Gross profit. Gross profit decreased by $22.4 million, or 9.4%, from $237.6 million generated in the thirteen weeks ended March 27, 2016 to $215.2 million generated in the thirteen weeks ended March 26, 2017. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended March 26, 2017	Change from Thirteen Weeks Ended March 27, 2016		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	March 26, 2017	March 27, 2016
	In thousands, except percent data
Net sales	$2,020,492	$57,555	2.9%	100.0%	100.0%
Cost of sales	1,805,287	79,912	4.6%	89.3%	87.9%	(a)(b)
Gross profit	$215,205	$(22,357)	(9.4)%	10.7%	12.1%

Sources of gross profit	Thirteen Weeks Ended March 26, 2017	Change from Thirteen Weeks Ended March 27, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$188,306	$(28,020)	(13.0)%	(a)
Mexico	26,875	5,663	26.7%	(b)
Elimination	24	—	—%
Total gross profit	$215,205	$(22,357)	(9.4)%

Sources of cost of sales	Thirteen Weeks Ended March 26, 2017	Change from Thirteen Weeks Ended March 27, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$1,548,099	$94,144	6.5%	(a)
Mexico	257,212	(14,232)	(5.2)%	(b)
Elimination	(24)	—	—%
Total cost of sales	$1,805,287	$79,912	4.6%

(a)
Cost of sales incurred by our U.S. operations during the thirteen weeks ended March 26, 2017 increased $94.1 million, or 6.5%, from cost of sales incurred by our U.S. operations during the thirteen weeks ended March 27, 2016. Cost of sales increased primarily because of costs incurred by the acquired GNP operations. Cost of sales incurred by the acquired GNP operations contributed $84.2 million, or 5.8 percentage points, to the increase in U.S. cost of sales. Increased cost of sales incurred by our existing operations contributed $9.9 million, or 0.7 percentage points, to the increase in U.S. cost of sales. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by our Mexico operations during the thirteen weeks ended March 26, 2017 decreased $14.2 million, or 5.2%, from cost of sales incurred by our Mexico operations during the thirteen weeks ended March 27, 2016. Mexico cost of sales decreased primarily because of the $34.4 million impact of foreign currency translation. The decrease was partially offset by a $4.2 million increase in the cost of contract labor and outsourcing services, a $3.1 million increase in the cost of natural gas utilities and a $3.0 million increase in the cost of contracted grower services. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income decreased by $36.4 million, or 19.3%, from $188.8 million generated in the thirteen weeks ended March 27, 2016 to $152.4 million generated in the thirteen weeks ended March 26, 2017. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Thirteen Weeks Ended March 26, 2017	Change from Thirteen Weeks Ended March 27, 2016		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	March 26, 2017	March 27, 2016
	(In thousands, except percent data)
Gross profit	$215,205	$(22,357)	(9.4)%	10.7%	12.1%
SG&A expense	62,853	14,065	28.8%	3.1%	2.5%	(a)(b)
Operating income	$152,352	$(36,422)	(19.3)%	7.5%	9.6%

Sources of operating income	Thirteen Weeks Ended March 26, 2017	Change from Thirteen Weeks Ended March 27, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$133,556	$(41,034)	(23.5)%
Mexico	18,772	4,612	32.6%
Elimination	24	—	—%
Total operating income	$152,352	$(36,422)	(19.3)%

Sources of SG&A expense	Thirteen Weeks Ended March 26, 2017	Change from Thirteen Weeks Ended March 27, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$54,750	$13,014	31.2%	(a)
Mexico	8,103	1,051	14.9%	(b)
Total SG&A expense	$62,853	$14,065	28.8%

(a)
SG&A expense incurred by our U.S. operations during the thirteen weeks ended March 26, 2017 increased $13.0 million, or 31.2%, from SG&A expense incurred by our U.S. operations during the thirteen weeks ended March 27, 2016, primarily because of expenses incurred by the acquired GNP operations and an increase in SG&A expense incurred by our existing operations. Expenses incurred by the acquired GNP business contributed $8.9, or 21.4 percentage points, to the overall increase in SG&A expenses. An increase in expenses incurred by our existing operations contributed $4.1 million, or 9.8 percentage points, to the overall increase in SG&A expenses. SG&A expense incurred by our existing operations increased primarily because of a $3.1 million increase in allocated costs charged for administrative functions shared with JBS USA Food Company, a $3.0 million increase in outside services expenses, a $1.1 million increase in legal services expenses and a $1.1 million increase in advertising and promotion expenses partially offset by a $3.9 million decrease in wages and benefits and a $1.4 million decrease in brokerage expenses. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our Mexico operations during the thirteen weeks ended March 26, 2017 increased $1.1 million, or 14.9%, from SG&A expense incurred by our Mexico operations during the thirteen weeks ended March 27, 2016 primarily because of a $1.1 million increase in contract labor expenses and a $1.0 million increase in losses recognized on asset disposals. Other factors affecting SG&A expense were individually immaterial.

Net interest expense. Net interest expense increased 6.6% to $12.1 million recognized in the thirteen weeks ended March 26, 2017 from $11.3 million recognized in the thirteen weeks ended March 27, 2016 primarily because of an increase in average borrowings compared to the same period in the prior year. Average borrowings increased from $1.0 billion in the thirteen weeks ended March 27, 2016 to $1.3 billion in the thirteen weeks ended March 26, 2017 due to increased borrowings necessary to fund the GNP acquisition. The weighted average interest rate decreased from 3.7% in the thirteen weeks ended March 27, 2016 to 3.5% in the thirteen weeks ended March 26, 2017.
Income taxes. Income tax expense decreased to $47.9 million, a 33.6% effective tax rate, for the thirteen weeks ended March 26, 2017 compared to income tax expense of $62.6 million, a 34.7% effective tax rate, for the thirteen weeks ended March 27, 2016. The decrease in income tax expense in 2017 resulted primarily from a decrease in pre-tax income.
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of March 26, 2017:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$30.8
Borrowing arrangements:
U.S. Credit Facility	$700.0	$314.6	340.6	(a)
Mexico Credit Facility(c)	79.9	42.9	37.0	(b)

(a)
Actual borrowings under the revolving loan commitment of our U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at March 26, 2017 was $700.0 million. Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at March 26, 2017 totaled $44.8 million.

(b)
As of March 26, 2017, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $37.0 million.  The Mexico Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.

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
U.S. Credit Facility
On February 11, 2015, the Company and its subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., entered into a Second Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Rabobank U.A., New York Branch (“Rabobank”), as administrative agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $700.0 million and a term loan commitment of up to $500.0 million (the “Term Loans”). The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on February 10, 2020. All principal on the Term Loans is due at maturity on February 10, 2020. No installments are required to be made prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. We had Term Loans outstanding totaling $500.0 million as of March 26, 2017.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through March 26, 2017 and, thereafter, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through March 26, 2017 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
Actual borrowings by us under the revolving loan commitment of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of Rabobank, in its capacity as administrative agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by us or our subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. As of March 26, 2017, the borrowing base was $700.0 million and the amount available for borrowing under the revolving loan commitment was $340.6 million. We had letters of credit of $44.8 million and $314.6 million outstanding borrowings under the revolving loan commitment as of March 26, 2017.
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
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility is scheduled to mature on September 27, 2019. As of March 26, 2017, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $79.9 million, and there were $42.9 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 7.56%. As of March 26, 2017, the U.S. dollar-equivalent borrowing availability was $37.0 million.
Off-Balance Sheet Arrangements
We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $11.1 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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
Historical Flow of Funds
Cash provided by operating activities was $61.5 million and $185.5 million for the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively. The decrease in cash flows provided by operating activities was primarily a result of decreased net income for the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016 and an increase in net operating assets of $100.5 million for the thirteen weeks ended March 26, 2017 as compared to a decrease in net operating assets of $16.9 million for the thirteen weeks ended March 27, 2016. The impact of net income and net operating assets movement on cash provided by operating activities was partially offset by increased net noncash expenses for the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016.
Trade accounts and other receivables, including accounts receivable from related parties, increased $49.6 million, or 15.4%, to $370.6 million at March 26, 2017 from $321.1 million at December 25, 2016. The change resulted primarily from an increase in sales generated in the two weeks ended March 26, 2017 as compared to sales generated in the two weeks ended December 25, 2016 and from the GNP acquisition. Trade accounts and other receivables, including accounts receivable from related parties, increased $1.9 million, or 0.5%, to $353.6 million at March 27, 2016 from $351.7 million at December 27, 2015. The change resulted primarily from the impact of our acquisition of the Mexico operations from Tyson Foods, Inc. and certain of its subsidiaries (“Tyson Mexico acquisition”) and increase in receivables from related parties partially offset by a decease in sales generated in the two weeks ended March 27, 2016 as compared to sales generated in the two weeks ended December 27, 2015.
Inventories increased $110.9 million, or 13.6%, to $924.2 million at March 26, 2017 from $813.3 million at December 25, 2016. This change resulted primarily from the GNP acquisition and from increased costs for feed grains and their impact on the value of our live chicken inventories. Inventories decreased $22.8 million, or 2.8%, to $778.5 million at March 27, 2016 from $801.4 million at December 27, 2015. The change resulted primarily from decreased costs for feed grains and their impact on the value of our live chicken inventories.
Prepaid expenses and other current assets increased $20.1 million, or 35.0%, to $77.6 million at March 26, 2017 from $57.5 million at December 25, 2016. This increase resulted primarily from a $14.0 million increase in prepaid workers' compensation insurance premiums. Prepaid expenses and other current assets increased $0.6 million, or 0.8%, to $76.2 million at March 27, 2016 from $75.6 million at December 27, 2015. This change resulted primarily from an $8.0 million increase in value-added tax receivables partially offset by a $6.3 million decrease in prepaid workers' compensation insurance premiums and a $1.5 million decrease in open derivative positions and margin cash on deposit with our derivative traders.
Accounts payable, including accounts payable to related parties, increased $24.4 million, or 4.4%, to $580.9 million at March 26, 2017 from $556.5 million at December 25, 2016. This change resulted primarily from a $20.7 million increase in trade payables, which included the impact of the GNP acquisition, and a $3.7 million increase in the payable to related parties. Accounts payable, including accounts payable to related parties, decreased $16.3 million, or 3.3%, to $473.6 million at March 27, 2016 from $490.0 million at December 27, 2015. This change resulted primarily from an $11.0 million decrease in trade payables and a $1.2 million decrease in the payables to related parties partially offset by the impact of the Tyson Mexico acquisition and extension of terms for many of our payables.
Accrued expenses and other current liabilities decreased $5.9 million, or 2.0%, to $284.8 million at March 26, 2017 from $290.7 million at December 25, 2016. This change resulted primarily from a $23.1 million decrease in accrued compensation and benefits costs partially offset by an $18.3 million increase in other accrued expenses. Accrued expenses and other current liabilities decreased $35.7 million, or 11.3%, to $279.2 million at March 27, 2016 from $315.0 million at December 27, 2015. This change resulted primarily from a $29.4 million decrease in accrued incentive compensation and a $5.3 million decrease in accrued interest partially offset by a $6.7 million increase in accrued insurance and self-insured claims costs.
Income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive income (loss), increased by $39.1 million, or 21.7%, to a net liability position of $219.6 million at March 26, 2017 from a net liability position of $180.5 million at December 25, 2016. This change resulted primarily from tax expense recorded on our year-to-date income and the timing of estimated tax payments. Income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, increased by $55.8 million, or 61.5%, to a net liability position of $146.6 million at March 27, 2016 from a net liability position of $90.8 million at December 27, 2015. This change resulted primarily from tax expense recorded on our year-to-date income and the timing of estimated tax payments.
Net noncash expenses totaled $67.4 million and $42.9 million for the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively. Net noncash expenses for the thirteen weeks ended March 26, 2017 included depreciation and amortization expense of $50.4 million, deferred income tax expense of $13.3 million and other net noncash expenses totaling $3.7 million. Net noncash expenses for the thirteen weeks ended March 27, 2016 included depreciation and amortization expense of $42.4 million and other net noncash expenses totaling $0.5 million.
Cash used in investing activities was $474.0 million and $36.5 million for the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively. The increase was primarily attributable to funding of the GNP acquisition and an increase in capital spending. Cash of $359.7 million was used to acquire GNP, net of cash acquired, during the thirteen weeks ended March 26, 2017. Capital expenditures totaled $114.5 million and $37.1 million in the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively. Capital expenditures increased by $77.4 million primarily because of the number of projects that were active during the thirteen weeks ended March 26, 2017 as compared to the thirteen weeks ended March 27, 2016. Capital expenditures for 2017 cannot exceed $500.0 million under the U.S. Credit Facility. Cash proceeds from property disposals in the thirteen weeks ended March 26, 2017 and March 27, 2016 were $0.2 million and $0.6 million, respectively.
Cash provided by financing activities was $322.4 million and cash used in financing activities was $6.1 million in the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively. During the thirteen weeks ended March 26, 2017, cash of $330.8 million was used for payments on our revolving lines of credit and capital lease obligations and cash of $14.6 million was used to purchase common stock under the share repurchase program. During the thirteen weeks ended March 26, 2017, cash of $662.8 million was provided through our revolving lines of credit, including $272.0 million used to purchase GNP, and cash of $5.0 million was provided from the Tax Sharing Agreement with JBS USA Holdings. During the thirteen weeks ended March 27, 2016, cash of $16.0 million was used for payments on a current bank note payable and cash of $2.7 million was used to purchase common stock under the share repurchase program. During the thirteen weeks ended March 27, 2016, cash of $8.9 million was provided through a current bank note payable and cash of $3.7 million was provided from an equity contribution received under the Tax Sharing Agreement between JBS USA Holdings and our company.

Contractual Obligations
Contractual obligations at March 26, 2017 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$1,357,508	$—	$42,949	$814,559	$500,000
Interest(c)	290,474	30,310	97,302	62,237	100,625
Capital leases	352	71	194	87	—
Operating leases	127,295	30,755	51,599	30,170	14,771
Derivative liabilities	4,840	4,840	—	—	—
Purchase obligations(d)	199,107	192,424	6,683	—	—
Total	$1,979,576	$258,400	$198,727	$907,053	$615,396

(a)
The total amount of unrecognized tax benefits at March 26, 2017 was $16.9 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $44.8 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of March 26, 2017.

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
In March 2017, the FASB issued new accounting guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost, which requires the service cost component of net benefit cost to be reported in the same line of the income statement as other compensation costs earned by the employee and the other components of net benefit cost to be reported below income from operations.
See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to these new accounting pronouncements.

Critical Accounting Policies
During the thirteen weeks ended March 26, 2017, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of March 26, 2017. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended March 26, 2017, such a change would have resulted in a change to cost of sales of approximately $61.9 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at March 26, 2017 would be $13.9 million, excluding any potential impact on the production costs of our chicken inventories.
The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal and soybean oil prices on March 26, 2017 would have resulted in a change of approximately $0.4 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 62.7% of our total debt at March 26, 2017. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.5 million for the thirteen weeks ended March 26, 2017.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $6.8 million as of March 26, 2017.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange gains, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a loss of $0.6 million and a gain of $0.2 million in the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively. The average exchange rates for the thirteen weeks ended March 26, 2017 and March 27, 2016 were 20.44

Mexican pesos to 1 U.S. dollar and 18.00 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of March 26, 2017 and March 27, 2016. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico operations at March 26, 2017, such a change would have resulted in an increase in foreign currency transaction losses recognized in the thirteen weeks ended March 26, 2017 of approximately $1.1 million. Based on the net monetary asset position of our Mexico operations at March 27, 2016, such a change would have resulted in a decrease in foreign currency transaction gains recognized in the thirteen weeks ended March 27, 2016 of approximately $2.4 million. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
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

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Inability to consummate, or effectively integrate, any acquisition, including the acquisition of GNP, or to realize the associated anticipated cost savings and operating synergies;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

•	Disruptions in international markets and distribution channels;

•	Our ability to maintain favorable labor relations with our employees and our compliance with labor laws;

•	Extreme weather or natural disasters;

•	The impact of uncertainties in litigation; and

•	Other risks described herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 25, 2016 as filed with the SEC.
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
As of March 26, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 26, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company's evaluation of internal control over financial reporting did not include the internal control of GNP, formerly JFC LLC and its subsidiaries, which the Company acquired in the first quarter of 2017. The amount of total assets and revenue of GNP included in our condensed consolidated financial statements as of and for the thirteen weeks ended March 26, 2017 was $401.6 million and $97.8 million, respectively.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Tax Claims and Proceedings
In 2009, the IRS asserted claims against us in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) totaling $74.7 million. Following a series of objections, motions and opposition filed by both parties with the Bankruptcy Court, we worked with the IRS through the normal processes and procedures that are available to resolve the IRS’ claims. On December 12, 2012, we entered into two Stipulation of Settled Issues agreements with the IRS (the “Stipulations”). The first Stipulation related to our 2003, 2005, and 2007 tax years and resolved all of the material issues in the case. The second Stipulation related to us as the successor in interest to Gold  Kist Inc. for the tax years ended June 30, 2005 and September 30, 2005, and resolved all substantive issues in the case. These Stipulations accounted for approximately $29.3 million of the claims and should result in no additional tax due. We are currently working with the IRS to finalize the complete tax calculations associated with the Stipulations.
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits were brought against our company and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. Plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Defendants (including us) moved to dismiss all complaints on January 27, 2017, which Plaintiffs opposed on March 15, 2017. Reply briefs are due on April 12, 2017. We believe we have strong defenses in response to plaintiffs’ allegations and intend to contest the action vigorously.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and putative class of persons who purchased shares of our common stock between February 21, 2014 and October 4, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against our company and its named executive officers. The complaint alleges, among other things, that our SEC filings contained statements that were rendered materially false and misleading by our failure to disclose that (i) we colluded with several of our industry peers to fix prices in the broiler chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) our conduct constituted a violation of federal antitrust laws, (iii) our revenues during the class period were the result of illegal conduct and (iv) we lacked effective internal control over financial reporting, as well as stating that our industry was anticompetitive. On April 4, 2017, the Court appointed another shareholder, George James Fuller, as lead plaintiff. Fuller has not yet filed a consolidated amended complaint, and the Court has not set a briefing schedule for defendants’ motion to dismiss.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against our company and 4 other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. Answers or responses to the complaint are due on April 28, 2017. We believe we have strong defenses in response to plaintiffs' allegations and intend to contest these actions vigorously.
On March 9, 2017, a shareholder derivative action styled DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of our directors and our Chief Financial Officer, Fabio Sandri, in the District Court for the County of Weld in Colorado. The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent our company and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. Plaintiff has agreed to stay the action pending the resolution of any motion to dismiss in the Hogan class action litigation.
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

In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 25, 2016, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 28, 2015, our Board of Directors approved a $150.0 million share repurchase authorization. We plan to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. On February 8, 2017, the Company's Board of Directors further extended the program expiration to August 9, 2017. The extent to which we repurchase our shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by our management team. We reserve the right to limit or terminate the repurchase program at any time without notice. As of March 26, 2017, we had repurchased 11,415,373 shares under this program with a market value at the time of purchase of approximately $231.8 million. Set forth below is information regarding our stock repurchases for the thirteen weeks ended March 26, 2017.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs
December 26, 2016 through January 22, 2017	388,397	$18.79	388,397	$80,254,218
January 23, 2017 through February 26, 2017	391,115	18.77	391,115	72,913,018
February 27, 2017 through March 26, 2017	—	—	—	72,913,018
Total	779,512	$18.78	779,512	$72,913,018

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

10.1
Third Amendment to the Second Amended and Restated Credit Agreement dated March 23, 2017 among Pilgrim's Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto.*

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended March 26, 2017 and March 27, 2016.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: May 3, 2017	/s/ Fabio Sandri
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

10.1
Third Amendment to the Second Amended and Restated Credit Agreement dated March 23, 2017 among Pilgrim's Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto.*

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended March 26, 2017 and March 27, 2016.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.