Form 10-Q
period 2017-06-25
PILGRIMS PRIDE CORP
filed 2017-08-03
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2017
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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of August 2, 2017, was 248,752,508.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 25, 2017	December 25, 2016
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$303,937	$120,328
Restricted cash	20,348	4,979
Trade accounts and other receivables, less allowance for doubtful accounts	406,586	317,170
Accounts receivable from related parties	4,050	3,913
Inventories	967,577	813,262
Income taxes receivable	13,659	—
Prepaid expenses and other current assets	66,572	57,457
Assets held for sale	5,542	5,259
Total current assets	1,788,271	1,322,368
Other long-lived assets	17,484	15,710
Identified intangible assets, net	153,855	38,593
Goodwill	175,444	125,607
Property, plant and equipment, net	1,721,948	1,505,940
Total assets	$3,857,002	$3,008,218

Accounts payable	$519,820	$555,097
Accounts payable to related parties	3,622	1,421
Accrued expenses and other current liabilities	324,727	290,699
Income taxes payable	93,910	20,990
Current maturities of long-term debt	40,098	94
Total current liabilities	982,177	868,301
Long-term debt, less current maturities	1,404,264	1,011,858
Deferred tax liabilities	171,042	142,651
Other long-term liabilities	89,422	88,661
Total liabilities	2,646,905	2,111,471
Common stock	2,602	2,597
Treasury stock	(231,758)	(217,117)
Additional paid-in capital	1,688,684	1,686,742
Accumulated deficit	(193,073)	(520,635)
Accumulated other comprehensive loss	(66,735)	(64,243)
Total Pilgrim’s Pride Corporation stockholders’ equity	1,199,720	887,344
Noncontrolling interest	10,377	9,403
Total stockholders’ equity	1,210,097	896,747
Total liabilities and stockholders’ equity	$3,857,002	$3,008,218
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
	(In thousands, except per share data)
Net sales	$2,251,604	$2,028,315	$4,272,096	$3,991,252
Cost of sales	1,826,217	1,742,184	3,631,504	3,467,559
Gross profit	425,387	286,131	640,592	523,693
Selling, general and administrative expense	61,636	49,520	124,489	98,308
Administrative restructuring charges	4,349	—	4,349	—
Operating income	359,402	236,611	511,754	425,385
Interest expense, net of capitalized interest	15,935	11,548	28,321	23,581
Interest income	(1,044)	(683)	(1,346)	(1,376)
Foreign currency transaction gain	(1,810)	(4,744)	(1,191)	(4,979)
Miscellaneous, net	(970)	(950)	(3,685)	(3,896)
Income before income taxes	347,291	231,440	489,655	412,055
Income tax expense	113,218	78,398	161,119	141,002
Net income	234,073	153,042	328,536	271,053
Less: Net income (loss) attributable to noncontrolling interests	432	156	974	(204)
Net income attributable to Pilgrim’s Pride Corporation	$233,641	$152,886	$327,562	$271,257

Weighted average shares of common stock outstanding:
Basic	248,753	254,554	248,722	254,681
Effect of dilutive common stock equivalents	220	390	228	364
Diluted	248,973	254,944	248,950	255,045

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.94	$0.60	$1.32	$1.07
Diluted	$0.94	$0.60	$1.32	$1.06
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
	(In thousands)
Net income	$234,073	$153,042	$328,536	$271,053
Other comprehensive loss:
Loss associated with available-for-sale securities, net of tax benefit of $59 and $41, respectively	—	(97)	—	(67)
Loss associated with pension and other postretirement benefits, net of tax benefit of $2,314, $1,118, $1,512 and $5,294, respectively	(3,814)	(1,844)	(2,492)	(8,729)
Total other comprehensive loss, net of tax	(3,814)	(1,941)	(2,492)	(8,796)
Comprehensive income	230,259	151,101	326,044	262,257
Less: Comprehensive income (loss) attributable to noncontrolling interests	432	156	974	(204)
Comprehensive income attributable to Pilgrim’s Pride Corporation	$229,827	$150,945	$325,070	$262,461
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 25, 2016	259,682	$2,597	(10,636)	$(217,117)	$1,686,742	$(520,635)	$(64,243)	$9,403	$896,747
Net income	—	—	—	—	—	327,562	—	974	328,536
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,492)	—	(2,492)
Share-based compensation plans:
Common stock issued under compensation plans	486	5	—	—	(5)	—	—	—	—
Requisite service period recognition	—	—	—	—	1,947	—	—	—	1,947
Common stock purchased under share repurchase program	—	—	(780)	(14,641)	—	—	—	—	(14,641)
Balance at June 25, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,688,684	$(193,073)	$(66,735)	$10,377	$1,210,097

Balance at December 27, 2015	259,685	$2,597	(4,862)	$(99,233)	$1,675,674	$(261,252)	$(58,930)	$2,954	$1,261,810
Net income (loss)	—	—	—	—	—	271,257	—	(204)	271,053
Other comprehensive income, net of tax	—	—	—	—	—	—	(8,796)	—	(8,796)
Share-based compensation plans:
Requisite service period recognition	—	—	—	—	1,869	—	—	—	1,869
Common stock purchased under share repurchase program	—	—	(309)	(7,328)	—	—	—	—	(7,328)
Balance at June 26, 2016	259,685	$2,597	(5,171)	$(106,561)	$1,677,543	$(689,910)	$(67,726)	$2,750	$818,693
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016
	(In thousands)
Cash flows from operating activities:
Net income	$328,536	$271,053
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	107,671	88,683
Foreign currency transaction loss related to borrowing arrangements	5,634	—
Asset impairment	3,534	—
Gain on property disposals	(768)	(6,755)
Gain on equity method investments	(30)	—
Share-based compensation	1,947	1,869
Deferred income tax expense (benefit)	26,904	(700)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(73,684)	6,610
Inventories	(97,857)	(31,208)
Prepaid expenses and other current assets	(5,702)	(19,817)
Accounts payable, accrued expenses and other current liabilities	(34,565)	(23,028)
Income taxes	60,695	6,967
Long-term pension and other postretirement obligations	(3,916)	(3,952)
Other operating assets and liabilities	(2,265)	(738)
Cash provided by operating activities	316,134	288,984
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(174,150)	(93,978)
Purchase of acquired business, net of cash acquired	(359,698)	—
Proceeds from property disposals	1,466	8,097
Cash used in investing activities	(532,382)	(85,881)
Cash flows from financing activities:
Proceeds from note payable to bank	—	36,838
Payments on note payable to bank	—	(65,564)
Proceeds from revolving line of credit and long-term borrowings	1,013,662	351,089
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(586,056)	(219,812)
Proceeds from equity contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	5,038	3,691
Payment of capitalized loan costs	(2,777)	(693)
Purchase of common stock under share repurchase program	(14,641)	(7,328)
Payment of special cash dividends	—	(699,915)
Cash provided by (used in) financing activities	415,226	(601,694)
Increase (decrease) in cash, cash equivalents and restricted cash	198,978	(398,591)
Cash, cash equivalents and restricted cash, beginning of period	125,307	439,638
Cash, cash equivalents and restricted cash, end of period	$324,285	$41,047
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 80 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, Puerto Rico and Mexico. As of June 25, 2017, Pilgrim’s had approximately 42,000 employees and the capacity to process approximately 39.2 million birds per five-day work week for a total of approximately 11.5 billion pounds of live chicken annually. Approximately 4,400 contract growers supply poultry for the Company’s operations. As of June 25, 2017, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.6% of the Company’s outstanding common stock.
Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended weeks ended June 25, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 25, 2016.
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 25, 2017	December 25, 2016
	(In thousands)
Cash and cash equivalents	$303,937	$120,328
Restricted cash	20,348	4,979
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$324,285	$125,307
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In June 2015, the FASB agreed to defer by one year the mandatory effective date of this standard, but will also provide entities the option to adopt the new guidance as of the original effective date. The provisions of the new guidance will be effective as of the beginning of our 2018 fiscal year, but we had the option to adopt the guidance as early as the beginning of our 2017 fiscal year. We have elected to adopt this standard as of January 1, 2018, the beginning of our 2018 fiscal year, using the modified retrospective approach. We are currently assessing our contracts with customers and evaluating the impact of the new guidance on these contracts. Although we are still evaluating the impact, we do not currently expect the new guidance to have a material impact on our financial statements beyond additional disclosure requirements.
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
On January 6, 2017, the Company acquired 100% of the membership interests of JFC LLC and its subsidiaries (together, “GNP”) from Maschhoff Family Foods, LLC for cash. GNP is a vertically integrated poultry business based in Saint Cloud, Minnesota. The acquired business has a production capacity of 2.1 million birds per five-day work week in its three plants and employs approximately 1,750 people.
The following table summarizes the consideration paid for GNP (in thousands):

Negotiated sales price	$350,000
Working capital adjustment	7,252
Preliminary purchase price	$357,252
The preliminary purchase price includes $2.5 million due to PPC from Maschhoff Family Foods, LLC for working capital adjustments. Transaction costs incurred in conjunction with the purchase were approximately $0.5 million. These costs were expensed as incurred.
The results of operations of the acquired business since January 6, 2017 are included in the Company’s Condensed Consolidated Statements of Income. Net sales generated by the acquired business during the thirteen and twenty-six weeks ended June 25, 2017 totaled $115.9 million and $213.7 million, respectively The acquired business generated net income during the thirteen and twenty-six weeks ended June 25, 2017 totaling $10.2 million and $14.8 million, respectively.
The assets acquired and liabilities assumed in the GNP acquisition were measured at their fair values at January 6, 2017 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition as well the assembled workforce. These benefits include (i) complementary product offerings, (ii) an enhanced footprint in the U.S., (iii) shared knowledge of innovative technologies such as gas stunning, aeroscalding and automated deboning, (iv) enhanced position in the fast-growing antibiotic-free and certified organic chicken segments due to the addition of GNP’s portfolio of Just BARE® Certified Organic and Natural/American Humane CertifiedTM/No-Antibiotics-Ever product lines and (v) attractive cost-reduction synergy opportunities and value creation. The Company has tax basis in the goodwill, and therefore, the goodwill is deductible for tax purposes. The preliminary fair values recorded were determined based upon a preliminary valuation. The estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to the preliminary nature of the valuation of property, plant and equipment, intangible assets and residual goodwill. We continue to review inputs and assumptions used in the preliminary valuations.
The fair values recorded for the assets acquired and liabilities assumed for GNP are as follows (in thousands):

Cash and cash equivalents	$10
Trade accounts and other receivables	18,453
Inventories	56,459
Prepaid expenses and other current assets	3,414
Property, plant and equipment	144,138
Identifiable intangible assets	123,220
Other long-lived assets	829
Total assets acquired	346,523
Accounts payable	23,848
Other current liabilities	11,866
Other long-term liabilities	3,393
Total liabilities assumed	39,107
Total identifiable net assets	307,416
Goodwill	49,836
Total net assets	$357,252
The Company recognized certain identifiable intangible assets during the twenty-six weeks ended June 25, 2017 due to this acquisition. The following table presents the fair values and useful lives, where applicable, of these assets:

	Fair Value	Useful Life
	(In thousands)	(In years)
Customer relationships	$85,000	13.0
Trade names	38,200	20.0
Non-compete agreement	20	3.0
Total fair value	$123,220
Weighted average useful life		15.2
The Company performed a valuation of the assets and liabilities of GNP as of January 6, 2017. Significant assumptions used in the preliminary valuation and the bases for their determination are summarized as follows:

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

•
Trade names. The Company valued two trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value of each trade name was determined by estimating the hypothetical royalties that would have to be paid if it was not owned. Royalty rates were selected based on consideration of several factors, including (i) prior transactions involving GNP trade names, (ii) incomes derived from license agreements on comparable trade names within the food industry and (iii) the relative profitability and perceived contribution of each trade name. The royalty rate used in the determination of the fair values of the two trade names was 2.0% of expected net sales related to the respective trade names. In estimating the fair value of the trade names, net sales related to the respective trade names were estimated to grow at a rate of 2.5%. Income taxes were estimated at 39.3% of pre-tax income, a tax amortization benefit factor was estimated at 1.2098 and the hypothetical savings generated by avoiding royalty costs were discounted using a rate of 13.8%.

•
Customer relationships. The Company valued GNP customer relationships using the income approach, specifically the multi-period excess earnings model. Under this model, the fair value of the customer relationships asset was determined by estimating the net cash inflows from the relationships discounted to present value. In estimating the fair value of the customer relationships, net sales related to existing GNP customers were estimated to grow at a rate of 2.5% annually, but we also anticipate losing existing GNP customers at an attrition rate of 4.0%. Income taxes were estimated at 39.3% of pre-tax income, a tax amortization benefit factor was estimated at 1.2098 and net cash flows attributable to our existing customers were discounted using a rate of 13.8%.

The Company recognized the following change in goodwill due to this acquisition during the twenty-six weeks ended June 25, 2017 (in thousands):

Balance, beginning of period	$125,607
Preliminary purchase price attributed to goodwill	49,836
Balance, end of period	$175,443
During the thirteen weeks ended June 25, 2017, the Company recognized restructuring charges in the amounts of $0.7 million and $0.1 million related to the elimination of prepaid costs associated with obsolete GNP software and involuntary employee termination costs, respectively. These charges are reported in the line item Administrative restructuring charges on the Condensed Consolidated Statements of Income. The Company expects to incur additional involuntary employee termination costs of approximately $1.8 million during 2017.
The following unaudited pro forma information presents the combined financial results for the Company and GNP as if the acquisition had been completed at the beginning of the Company’s prior year, December 28, 2015.

	Twenty-Six Weeks Ended June 25, 2017	Twenty-Six Weeks Ended June 26, 2016
	(In thousands, except per share amount)
Net sales	$4,277,896	$4,209,015
Net income attributable to Pilgrim's Pride Corporation	325,179	266,341
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	1.31	1.04
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
As of June 25, 2017 and December 25, 2016, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments and foreign currency forward contracts to manage translation risk.
The following items were measured at fair value on a recurring basis:

	June 25, 2017
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$3,855	$3,855
Commodity options instruments	9	9
Fair value liabilities:
Commodity futures instruments	(8,717)	(8,717)
Commodity options instruments	(3,019)	(3,019)
Foreign currency instruments	(186)	(186)

	December 25, 2016
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$5,341	$5,341
Commodity options instruments	98	98
Fair value liabilities:
Commodity futures instruments	(4,063)	(4,063)
Commodity option instruments	(2,764)	(2,764)
See “Note 7. Derivative Financial Instruments” for additional information.
Fair value and carrying value for our fixed-rate debt obligation is as follows:

	June 25, 2017		December 25, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(500,000)	$(504,005)	$(500,000)	$(503,395)
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
Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s fixed-rate debt obligation was based on the quoted market price at June 25, 2017 or December 25, 2016, as applicable.
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

4.	TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	June 25, 2017	December 25, 2016
	(In thousands)
Trade accounts receivable	$394,219	$305,337
Notes receivable - current	630	630
Other receivables	17,041	15,766
Receivables, gross	411,890	321,733
Allowance for doubtful accounts	(5,304)	(4,563)
Receivables, net	$406,586	$317,170

Account receivable from related parties(a)	$4,050	$3,913
(a)    Additional information regarding accounts receivable from related parties is included in “Note 15. Related Party Transactions.”
Activity in the allowance for doubtful accounts for the twenty-six weeks ended June 25, 2017 was as follows (in thousands):

Balance, beginning of period	$(4,563)
Provision charged to operating results	(771)
Account write-offs and recoveries	374
GNP acquisition	(17)
Effect of exchange rate	(327)
Balance, end of period	$(5,304)

5.	INVENTORIES
Inventories consisted of the following:

	June 25, 2017	December 25, 2016
	(In thousands)
Live chicken and hens	$411,445	$362,054
Feed, eggs and other	274,785	250,680
Finished chicken products	276,749	182,918
Total chicken inventories	962,979	795,652
Commercial feed and other	4,598	17,610
Total inventories	$967,577	$813,262

6.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.

The following table summarizes our investments in available-for-sale securities:

	June 25, 2017		December 25, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$85,849	$85,849	$44,865	$44,865
Other	62	62	61	61
Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains and gross realized losses recognized during the thirteen and twenty-six weeks ended June 25, 2017 and June 26, 2016 related to the Company’s available-for-sale securities were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. No proceeds were received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments during the twenty-six weeks ended June 25, 2017 and June 26, 2016. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the twenty-six weeks ended June 25, 2017 and June 26, 2016 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the twenty-six weeks ended June 25, 2017 and June 26, 2016 is disclosed in “Note 13. Stockholders’ Equity - Accumulated Other Comprehensive Loss.”

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
We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase or foreign currency transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized net gains of $3.2 million and $1.8 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively. The Company also recognized net gains of $0.4 million and $5.9 million related to changes in the fair value of its derivative financial instruments during the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	June 25, 2017	December 25, 2016
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$3,864	$5,439
Commodity derivative liabilities	(11,736)	(6,827)
Foreign currency derivative liabilities	(186)	—
Cash collateral posted with brokers	20,348	4,979
Derivatives coverage(a):
Corn	2.0%	2.3%
Soybean meal	12.0%	0.3%
Period through which stated percent of needs are covered:
Corn	September 2018	September 2018
Soybean meal	January 2018	July 2017

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

8.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	June 25, 2017	December 25, 2016
	(In thousands)
Land	$164,157	$112,132
Buildings	1,256,981	1,169,984
Machinery and equipment	1,888,854	1,789,550
Autos and trucks	47,840	50,964
Construction-in-progress	268,175	231,874
PP&E, gross	3,626,007	3,354,504
Accumulated depreciation	(1,904,059)	(1,848,564)
PP&E, net	$1,721,948	$1,505,940
The Company recognized depreciation expenses of $52.0 million and $43.5 million during the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively. The Company recognized depreciation expense of $97.8 million and $81.9 million during the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively.
During the twenty-six weeks ended June 25, 2017, Pilgrim's spent $174.2 million on capital projects and transferred $139.6 million of completed projects from construction-in-progress to depreciable assets. During the twenty-six weeks ended June 26, 2016, the Company spent $94.0 million on capital projects and transferred $128.1 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the twenty-six weeks ended June 25, 2017 to improve efficiencies and reduce costs.
During the thirteen and twenty-six weeks ended June 25, 2017, the Company sold certain PP&E for cash of $2.0 million and $1.5 million, respectively, and recognized net gains on these sales of $0.9 million and $0.8 million, respectively. PP&E sold in the twenty-six weeks ended June 25, 2017 included poultry farms in Alabama and Texas, vacant land in Texas and miscellaneous equipment. During the thirteen and twenty-six weeks ended June 26, 2016, the Company sold certain PP&E for cash of $7.5 million and $8.1 million, respectively, and recognized net gains on these sales of $6.6 million and $6.8 million, respectively. PP&E sold in the twenty-six weeks ended June 26, 2016 included poultry farms in Mexico and Texas, an office building in Texas, vacant land in Alabama and Texas and miscellaneous equipment.
 Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing complex in Texas, a processing complex in Alabama and miscellaneous machinery and equipment, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At both June 25, 2017 and December 25, 2016, the Company reported properties and related assets totaling $5.5 million and $5.3 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The fair values of the Texas processing complex and the Alabama processing complex were both based on quoted market prices. The fair values of the miscellaneous assets were based on prices for similar assets. The Company tested the recoverability of its assets held for sale and determined that the aggregate carrying amount of the Texas processing complex asset group was recoverable over the remaining life of the respective primary asset in that asset group. However, the aggregate carrying amount of the Alabama processing complex asset group was not recoverable over the remaining life of the respective primary asset in that asset group. The Company recognized impairment cost of $3.5 million, which it reported in the line item Administrative restructuring charges on its Condensed Consolidated Statements of Income.
The Company has closed or idled various processing complexes, processing plants, hatcheries, broiler farms, and feed mills throughout the U.S. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At June 25, 2017, the carrying amount of these idled assets was $52.7 million based on depreciable value of $174.0 million and accumulated depreciation of $121.3 million.
The Company last tested the recoverability of its long-lived assets held and used in December 2016. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the twenty-six weeks ended June 25, 2017 that required the Company to test its long-lived assets held and used for recoverability.

9.	CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	June 25, 2017	December 25, 2016
	(In thousands)
Accounts payable:
Trade accounts	$457,952	$487,214
Book overdrafts	46,964	63,577
Other payables	14,904	4,306
Total accounts payable	519,820	555,097
Accounts payable to related parties(a)	3,622	1,421
Accrued expenses and other current liabilities:
Compensation and benefits	107,631	110,385
Interest and debt-related fees	10,934	8,685
Insurance and self-insured claims	77,540	82,544
Derivative liabilities:
Futures	8,717	4,063
Options	3,019	2,764
Foreign currency	186	—
Other accrued expenses	116,700	82,258
Total accrued expenses and other current liabilities	324,727	290,699
	$848,169	$847,217
(a)    Additional information regarding accounts payable from related parties is included in “Note 15. Related Party Transactions.”

10.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	June 25, 2017	December 25, 2016
		(In thousands)
Long-term debt and other long-term borrowing arrangements:
Senior notes payable at 5.75%	2025	$500,000	$500,000
U.S. Credit Facility (defined below):
Term note payable at 4.75%	2022	800,000	500,000
Revolving note payable at 4.56%	2022	73,262	—
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 0.95%	2019	83,328	23,304
Capital lease obligations	Various	330	376
Long-term debt		1,456,920	1,023,680
Less: Current maturities of long-term debt		(40,098)	(94)
Long-term debt, less current maturities		1,416,822	1,023,586
Less: Capitalized financing costs		(12,558)	(11,728)
Long-term debt, less current maturities, net of capitalized financing costs:		$1,404,264	$1,011,858
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
U.S. Credit Facility
On May 8, 2017, the Company and certain of its subsidiaries entered into a Third Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Rabobank U.A., New York Branch (“Rabobank”), as administrative agent and collateral agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $750.0 million and a term loan commitment of up to $800.0 million (the “Term Loans”). The U.S. Credit Facility also includes an accordion feature that allows the Company, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on May 6, 2022. All principal on the Term Loans is due at maturity on May 6, 2022. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the term loans, on a quarterly basis prior to the maturity date of the term loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of June 25, 2017, the company had Term Loans outstanding totaling $800.0 million and the amount available for borrowing under the revolving loan commitment was $631.9 million. The Company had letters of credit of $44.8 million and borrowings of $73.3 million outstanding under the revolving loan commitment as of June 25, 2017.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through June 25, 2017 and, thereafter, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through June 25, 2017 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
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
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility is scheduled to mature on September 27, 2019. As of June 25, 2017, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $83.3 million, and there were $83.3 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 8.10%. As of June 25, 2017, the U.S. dollar-equivalent borrowing availability was $5,600.

11.	INCOME TAXES
The Company recorded income tax expense of $161.1 million, a 32.9% effective tax rate, for the twenty-six weeks ended June 25, 2017 compared to income tax expense of $141.0 million, a 34.2% effective tax rate, for the twenty-six weeks ended June 26, 2016. The increase in income tax expense in 2017 resulted primarily from an increase in pre-tax income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 25, 2017, the Company did not believe it had sufficient positive evidence to conclude that realization of its federal capital loss carry forwards and a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the twenty-six weeks ended June 25, 2017 and June 26, 2016, there is a tax effect of $1.5 million and $5.3 million, respectively, reflected in other comprehensive income.
Beginning in 2017, as a result of new FASB guidance on share-based payments, excess tax benefits are now required to be reported in income tax expense rather than in additional paid-in capital. For the twenty-six weeks ended June 25, 2017, there is an immaterial tax effect reflected in income tax expense due to excess tax benefits related to share-based compensation. For the twenty-six weeks ended June 26, 2016, there is no tax effect reflected in additional paid-in capital due to excess tax benefits related to share-based compensation. See “Note 1. Description of Business and Basis of Presentation” for additional information.
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
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans totaled $1.6 million and $1.4 million in the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively, and $3.2 million and $3.0 million in the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for these defined benefit plans were as follows:

	Twenty-Six Weeks Ended June 25, 2017		Twenty-Six Weeks Ended June 26, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$167,159	$1,648	$165,952	$1,672
Interest cost	2,786	25	2,793	26
Actuarial losses (gains)	8,885	101	12,736	72
Benefits paid	(4,430)	(74)	(4,581)	(70)
Projected benefit obligation, end of period	$174,400	$1,700	$176,900	$1,700

	Twenty-Six Weeks Ended June 25, 2017		Twenty-Six Weeks Ended June 26, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$97,526	$—	$96,947	$—
Actual return on plan assets	7,142	—	1,084	—
Contributions by employer	4,502	74	4,412	70
Benefits paid	(4,430)	(74)	(4,581)	(70)
Fair value of plan assets, end of period	$104,740	$—	$97,862	$—

	June 25, 2017		December 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(69,660)	$(1,700)	$(69,633)	$(1,648)

	June 25, 2017		December 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(13,103)	$(147)	$(13,113)	$(147)
Long-term liability	(56,557)	(1,553)	(56,520)	(1,501)
Recognized liability	$(69,660)	$(1,700)	$(69,633)	$(1,648)

	June 25, 2017		December 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss (gain)	$50,398	$70	$46,494	$(31)
The accumulated benefit obligation for our defined benefit pension plans was $174.4 million and $167.2 million at June 25, 2017 and December 25, 2016, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at June 25, 2017 and December 25, 2016, respectively. As of June 25, 2017, the weighted average duration of our defined benefit pension obligation is 32.44 years.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended June 25, 2017		Thirteen Weeks Ended June 26, 2016		Twenty-Six Weeks Ended June 25, 2017		Twenty-Six Weeks Ended June 26, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,393	$12	$1,397	$14	$2,786	$25	$2,793	$26
Estimated return on plan assets	(1,313)	—	(1,314)	—	(2,626)	—	(2,628)	—
Amortization of net loss	233	—	164	—	466	—	329	—
Net costs	$313	$12	$247	$14	$626	$25	$494	$26
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	June 25, 2017		December 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	3.88%	3.41%	4.31%	3.81%

	Twenty-Six Weeks Ended June 25, 2017		Twenty-Six Weeks Ended June 26, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	4.31%	3.81%	4.47%	4.47%
Expected return on plan assets	5.50%	NA	5.50%	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of June 25, 2017 and December 25, 2016, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale.

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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(4,819)	$5,123
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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	June 25, 2017	December 25, 2016
Cash and cash equivalents	—%	—%
Pooled separate accounts(a):
Equity securities	5%	5%
Fixed income securities	5%	5%
Common collective trust funds(a):
Equity securities	60%	60%
Fixed income securities	30%	30%
Total assets	100%	100%

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

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of June 25, 2017 and December 25, 2016:

	June 25, 2017				December 25, 2016
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$127	$—	$—	$127	$119	$—	$—	$119
Pooled separate accounts:
Large U.S. equity funds(d)	—	3,583	—	3,583	—	3,302	—	3,302
Small/Mid U.S. equity funds(e)	—	419	—	419	—	406	—	406
International equity funds(f)	—	1,419	—	1,419	—	1,231	—	1,231
Fixed income funds(g)	—	4,749	—	4,749	—	4,867	—	4,867
Common collective trusts funds:
Large U.S. equity funds(d)	—	25,699	—	25,699	—	24,547	—	24,547
Small U.S. equity funds(e)	—	18,489	—	18,489	—	17,344	—	17,344
International equity funds(f)	—	18,581	—	18,581	—	17,006	—	17,006
Fixed income funds(g)	—	31,674	—	31,674	—	28,704	—	28,704
Total assets	$127	$104,613	$—	$104,740	$119	$97,407	$—	$97,526

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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
Benefit Payments
The following table reflects the benefits as of June 25, 2017 expected to be paid through 2026 from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2017 (remaining)	$8,482	$73
2018	11,617	147
2019	11,088	146
2020	11,019	144
2021	10,790	142
2022-2026	49,927	640
Total	$102,923	$1,292
We anticipate contributing $6.1 million and $0.1 million, as required by funding regulations or laws, to our pension plans and other postretirement plans, respectively, during the remainder of 2017.

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Twenty-Six Weeks Ended June 25, 2017		Twenty-Six Weeks Ended June 26, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$46,494	$(31)	$38,115	$(79)
Amortization	(466)	—	(329)	—
Curtailment and settlement adjustments	—	—	—	—
Actuarial loss (gain)	8,885	101	12,736	72
Asset loss (gain)	(4,515)	—	1,543	—
Net actuarial loss (gain), end of period	$50,398	$70	$52,065	$(7)
The Company expects to recognize in net pension cost throughout the remainder of 2017 an actuarial loss of $0.5 million that was recorded in accumulated other comprehensive loss at June 25, 2017.
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
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

13.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Twenty-Six Weeks Ended June 25, 2017(a)			Twenty-Six Weeks Ended June 26, 2016(a)
	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(64,243)	$—	$(64,243)	$(58,997)	$67	$(58,930)
Other comprehensive income (loss) before reclassifications	(2,782)	—	(2,782)	(8,934)	265	(8,669)
Amounts reclassified from accumulated other comprehensive loss to net income	290	—	290	205	(332)	(127)
Net current period other comprehensive loss	(2,492)	—	(2,492)	(8,729)	(67)	(8,796)
Balance, end of period	$(66,735)	$—	$(66,735)	$(67,726)	$—	$(67,726)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

	Amounts Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Twenty-Six Weeks Ended June 25, 2017	Twenty-Six Weeks Ended June 26, 2016	Affected Line Item in the Condensed Consolidated Statements of Operations
	(In thousands)
Realized gain on sale of securities	$—	$534	Interest income
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(12)	(10)	Cost of sales
Legacy Gold Kist plans(c)(d)	(142)	(100)	Cost of sales
Legacy Gold Kist plans(c)(d)	(312)	(220)	Selling, general and administrative expense
Total before tax	(466)	204
Tax benefit (expense)	176	(77)
Total reclassification for the period	$(290)	$127

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Pilgrim’s Pride Retirement Plan for Union Employees, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

Share Repurchase Program and Treasury Stock
On July 28, 2015, the Company’s Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. On February 8, 2017, the Company's Board of Directors further extended the program expiration to August 9, 2017. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of June 25, 2017, the Company had repurchased approximately 11.4 million shares under this program with a market value at the time of purchase of approximately $231.8 million. The Company accounted for the shares repurchased using the cost method.

Restrictions on Dividends
Both the U.S. Credit Facility and the Indenture governing the Senior Notes restrict, but do not prohibit, the Company from declaring dividends.

14.	INCENTIVE COMPENSATION
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $11.9 million in costs related to the STIP at June 25, 2017 related to cash bonus awards that could potentially be awarded during the remainder of 2017 and 2018. The Company assumed responsibility for the JFC LLC Long-Term Equity Incentive Plan dated January 1, 2014, as amended (the “JFC LTIP”) through its acquisition of GNP on January 6, 2017. The Company has accrued $3.4 million in costs related to the JFC LTIP at June 25, 2017.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). At June 25, 2017, we have reserved approximately 4.8 million shares of common stock for future issuance under the LTIP.
The following awards were outstanding during the twenty-six weeks ended June 25, 2017:

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

(d)	Performance conditions associated with these awards were not satisfied. Therefore, 100% of the awards were forfeited during the twenty-six weeks ended June 25, 2017.

(e)	The subject RSUs will vest in ratable tranches on December 31, 2018, December 31, 2019, and December 31, 2020.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
	(In thousands)
Share-based compensation cost:
Cost of sales	$38	$162	$187	$261
Selling, general and administrative expense	449	827	1,760	1,608
Total	$487	$989	$1,947	$1,869

Income tax benefit	$184	$293	$601	$550
The Company’s RSU activity is included below:

	Twenty-Six Weeks Ended June 25, 2017		Twenty-Six Weeks Ended June 26, 2016
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
Outstanding at beginning of period	906	$20.00	774	$18.78
Granted	462	18.72	251	25.36
Vested	(486)	17.73	—	—
Forfeited	(251)	25.36	(193)	24.51
Outstanding at end of period	631	$18.68	832	$19.44
The total fair value of awards vested during the twenty-six weeks ended June 25, 2017 was $9.2 million. No awards vested during the twenty-six weeks ended June 26, 2016.
At June 25, 2017, the total unrecognized compensation cost related to all nonvested awards was $8.8 million. That cost is expected to be recognized over a weighted average period of 2.23 years.
Historically, we have issued new shares to satisfy award conversions.

15.	RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
	(In thousands)
JBS USA Food Company Holdings:
Letter of credit fees(a)	$—	$—	$—	$202
JBS USA Food Company:
Purchases from JBS USA Food Company(b)	24,994	26,377	52,283	46,888
Expenditures paid by JBS USA Food Company on behalf of Pilgrim’s Pride Corporation(c)	7,349	8,722	18,298	16,326
Sales to JBS USA Food Company(b)	4,833	4,114	9,396	7,416
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA Food Company(c)	1,595	1,725	2,460	8,688
JBS Chile Ltda.:
Sales to JBS Chile Ltda.	—	107	—	312
JBS Global (UK) Ltd.:
Sales to JBS Global (UK) Ltd.	—	—	19	122
JBS Five Rivers:
Sales to JBS Five Rivers(d)	9,394	—	16,516	—
J&F Investimentos Ltd.:
Sales to J&F Investimentos Ltd.	—	—	104	—
JBS Seara:
Sales to JBS Seara	80	—	80	—

(a)
JBS USA Food Company Holdings (“JBS USA Holdings”) arranged for letters of credit to be issued on its account in the aggregate amount of $56.5 million to an insurance company on behalf of the Company in order to allow that insurance company to return cash it held as collateral against potential workers’ compensation, auto liability and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA Holdings for the letter of credit fees the Company would otherwise incur under its U.S. Credit Facility. The letter of credit arrangements for $40.0 million and $16.5 million were terminated on March 7, 2016 and April 1, 2016, respectively. For the twenty-six weeks ended June 26, 2016, the Company paid JBS USA Holdings $0.2 million for letter of credit fees.

(b)
We routinely execute transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of June 25, 2017 and December 25, 2016, the outstanding payable to JBS USA was $3.6 million and $1.4 million, respectively. As of June 25, 2017 and December 25, 2016, the outstanding receivable from JBS USA was $2.1 million and $3.8 million, respectively. As of June 25, 2017, approximately $1.1 million of goods from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.

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

(d)	The outstanding receivable from JBS Five Rivers at June 25, 2017 was $1.9 million. There was no outstanding receivable from JBS Five Rivers at December 25, 2016.
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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation were brought against Pilgrim's and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. The defendants (including the Company) moved to dismiss all complaints on January 27, 2017, which are fully briefed and a ruling by the court is pending.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of Pilgrim’s common stock between February 21, 2014 and October 4, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against the Company and its named executive officers. The complaint alleges, among other things, that the Company’s SEC filings contained statements that were rendered materially false and misleading by its failure to disclose that (i) Pilgrim's colluded with several of its industry peers to fix prices in the broiler chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) the Company's conduct constituted a violation of federal antitrust laws, (iii) Pilgrim's revenues during the class period were the result of illegal conduct and (iv) the Company lacked effective internal control over financial reporting, as well as stating that Pilgrim's industry was anticompetitive. On April 4, 2017, the court appointed another stockholder, George James Fuller, as lead plaintiff. On April 26, 2017, the court set a briefing schedule for the filing of an amended complaint and the defendants' motion to dismiss. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2016. The defendants moved to dismiss on June 12, 2017, and the plaintiff filed its Opposition on July 12, 2017. The defendants replied on August 1, 2017.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against Pilgrim's and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed class action complaint styled as In re Broiler Chicken Antitrust Litigation. Answers or responses to the consolidated amended complaint are due on September 8, 2017.
On March 9, 2017, a stockholder derivative action styled as DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of the Company's directors and its Chief Financial Officer, Fabio Sandri, in the District Court for the County of Weld in Colorado. The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. On April 17, 2017, a related stockholder derivative action styled Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of the Company's directors and its Chief Financial Officer in the District Court for the County of Weld in Colorado. The Brima complaint contains largely the same allegations as the DiSalvio complaint. On May 4, 2017, the plaintiffs in both the DiSalvio and Brima actions moved to (i) consolidate the two stockholder derivative cases, (ii) stay the consolidated action until the resolution of the motion to dismiss in the Hogan putative securities class action, and (iii) appoint co-lead counsel. The court granted the motion on May 8, 2017, staying the proceedings pending resolution of the motion to dismiss in the Hogan action. A status conference has been scheduled for August 28, 2017.
The Company believes it has strong defenses in each of the above litigations and intends to contest them vigorously. The Company cannot predict the outcome of these actions nor when they will be resolved. If the plaintiffs were to prevail in any of these litigations, the Company could be liable for damages, which could be material and could adversely affect its financial condition or results of operations.
J&F Investigation
J&F Investimentos S.A. (“J&F”), an indirect controlling stockholder of the Company, is conducting an internal investigation involving improper payments made in Brazil by J&F, certain companies controlled by J&F, and certain officers of

J&F (including two former directors of the Company), as previously announced in connection with  leniency agreements entered into by J&F and those individuals with Brazilian authorities.  J&F has engaged outside advisors to assist it in conducting the investigation, including an assessment as to whether any of the misconduct disclosed to Brazilian authorities had any connection to the Company, or resulted in a violation of US law. The internal investigation is ongoing and the Company is fully cooperating with J&F in connection with the investigation.  We cannot predict when the investigation will be completed or the results of the Investigation, including the outcome or impact of any government investigations or any resulting litigation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, Puerto Rico and Mexico. As of June 25, 2017, we had approximately 42,000 employees and the capacity to process approximately 39.2 million birds per five-day work week for a total of approximately 11.5 billion pounds of live chicken annually. Approximately 4,400 contract growers supply poultry for our operations. As of June 25, 2017, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.6% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2017) in this report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $233.6 million, or $0.94 per diluted common share, for the thirteen weeks ended June 25, 2017. These operating results included gross profit of $425.4 million. During the thirteen weeks ended June 25, 2017, we generated $254.7 million of cash from operations.
We reported net income attributable to Pilgrim’s Pride Corporation of $327.6 million, or $1.32 per diluted common share, for the twenty-six weeks ended June 25, 2017. These operating results included gross profit of $640.6 million. During the twenty-six weeks ended June 25, 2017, we generated $316.1 million of cash from operations.
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

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2017:
Second Quarter	$3.96	$3.66	$321.00	$297.20
First Quarter	3.86	3.55	352.70	314.10
2016:
Fourth Quarter	3.98	3.58	320.70	269.00
Third Quarter	3.94	3.16	401.00	302.80
Second Quarter	4.38	3.52	418.30	266.80
First Quarter	3.73	3.52	275.30	257.20
2015:
Fourth Quarter	3.98	3.58	320.70	269.00
Third Quarter	4.34	3.48	374.80	302.40
Second Quarter	4.10	3.53	326.40	286.50
First Quarter	4.13	3.70	377.40	317.50
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity’s price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico operations that are denominated in Mexican pesos. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended June 25, 2017 and June 26, 2016, we recognized net gains totaling $3.2 million and $1.8 million, respectively, related to changes in the fair values of our derivative financial instruments. During the twenty-six weeks ended June 25, 2017 and June 26, 2016, we recognized net gains totaling $0.4 million and $5.9 million, respectively, related to changes in the fair values of our derivative financial instruments.
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
GNP Acquisition
On January 6, 2017, we acquired 100% of the membership interests of GNP from Maschhoff Family Foods, LLC for a cash purchase price of $350 million, subject to customary working capital adjustments. GNP is a vertically integrated poultry business based in St. Cloud, Minnesota. The acquired business has a production capacity of 2.1 million birds per five-day work week in its three plants and currently employs approximately 1,750 people. See “Note 2. Business Acquisition” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to this acquisition.
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
Results of Operations
Thirteen Weeks Ended June 25, 2017 Compared to Thirteen Weeks Ended June 26, 2016
Net sales. Net sales generated in the thirteen weeks ended June 25, 2017 increased $223.3 million, or 11.0%, from net sales generated in the thirteen weeks ended June 26, 2016. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended June 25, 2017	Change from Thirteen Weeks Ended June 26, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$1,882,142	$204,697	12.2%	(a)
Mexico	369,462	18,592	5.3%	(b)
Total net sales	$2,251,604	$223,289	11.0%

(a)
U.S. net sales generated in the thirteen weeks ended June 25, 2017 increased $204.7 million, or 12.2%, from U.S. net sales generated in the thirteen weeks ended June 26, 2016 primarily because of net sales generated by the recently acquired GNP operations and an increase in net sales per pound experienced by our existing operations. The impact of the acquired business contributed $115.9 million, or 6.9 percentage points, to the increase in net sales. The net sales per pound increase experienced by our existing U.S. operations contributed $134.1 million, or 7.9 percentage points, to the increase in net sales. A decrease in sales volume experienced by our existing U.S. operations partially offset the effect that the acquired business and the increase in net sales per pound had on U.S. net sales by $45.3 million, or 2.7 percentage points. Decreased sales volume resulted primarily from lower demand for exported fresh chicken products and domestic prepared foods products. Included in U.S. net sales generated during the thirteen weeks ended June 25, 2017 and June 26, 2016 were net sales to JBS USA Food Company totaling $4.8 million and $4.1 million, respectively.

(b)
Mexico net sales generated in the thirteen weeks ended June 25, 2017 increased $18.6 million, or 5.3%, from Mexico net sales generated in the thirteen weeks ended June 26, 2016 primarily because of the increase in net sales per pound and increased sales volume. Higher net sales per pound, which resulted primarily from higher market prices, and increased sales volume resulted in an increase in net sales by $26.0 million, or 7.4 percentage points, and $3.9 million, or 1.1 percentage points, respectively. The negative impact of foreign currency translation partially offset the increase in net sales by $11.3 million, or 3.2 percentage points. Other factors affecting the decrease in Mexico net sales were immaterial.

Gross profit. Gross profit increased by $139.3 million, or 48.7%, from $286.1 million generated in the thirteen weeks ended June 26, 2016 to $425.4 million generated in the thirteen weeks ended June 25, 2017. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended June 25, 2017	Change from Thirteen Weeks Ended June 26, 2016		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	June 25, 2017	June 26, 2016
	In thousands, except percent data
Net sales	$2,251,604	$223,289	11.0%	100.0%	100.0%
Cost of sales	1,826,217	84,033	4.8%	81.1%	85.9%	(a)(b)
Gross profit	$425,387	$139,256	48.7%	18.9%	14.1%

Sources of gross profit	Thirteen Weeks Ended June 25, 2017	Change from Thirteen Weeks Ended June 26, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$334,894	$128,718	62.4%	(a)
Mexico	90,470	10,539	13.2%	(b)
Elimination	23	(1)	(4.2)%
Total gross profit	$425,387	$139,257	48.7%

Sources of cost of sales	Thirteen Weeks Ended June 25, 2017	Change from Thirteen Weeks Ended June 26, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$1,547,247	$75,978	5.2%	(a)
Mexico	278,993	8,054	3.0%	(b)
Elimination	(23)	1	(4.2)%
Total cost of sales	$1,826,217	$84,033	4.8%

(a)
Cost of sales incurred by our U.S. operations during the thirteen weeks ended June 25, 2017 increased $76.0 million, or 5.2%, from cost of sales incurred by our U.S. operations during the thirteen weeks ended June 26, 2016. Cost of sales increased primarily because of costs incurred by the acquired GNP operations. Cost of sales incurred by the acquired GNP operations contributed $94.0 million, or 6.4 percentage points, to the increase in U.S. cost of sales. A decrease in cost of sales incurred by our existing U.S. operations partially offset the impact that the GNP operations had on cost of sales by $18.0 million, or 1.22 percentage points. Cost of sales incurred by our existing U.S operations decreased primarily because of a $33.0 million decrease in feed costs, a $3.5 million decrease in contracted grower pay and a $3.0 million decrease in chick costs, partially offset by a $22.9 million increase in compensation and benefit costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by our Mexico operations during the thirteen weeks ended June 25, 2017 increased $8.1 million, or 3.0%, from cost of sales incurred by our Mexico operations during the thirteen weeks ended June 26, 2016. Mexico cost of sales increased primarily because of a $9.6 million increase in contracted grower pay. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $122.8 million, or 51.9%, from $236.6 million generated in the thirteen weeks ended June 26, 2016 to $359.4 million generated in the thirteen weeks ended June 25, 2017. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Thirteen Weeks Ended June 25, 2017	Change from Thirteen Weeks Ended June 26, 2016		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	June 25, 2017	June 26, 2016
	(In thousands, except percent data)
Gross profit	$425,387	$139,256	48.7%	18.9%	14.1%
SG&A expense	61,636	12,116	24.5%	2.7%	2.4%	(a)(b)
Administrative restructuring charges	4,349	4,349	—%	0.2%	—%	(c)
Operating income	$359,402	$122,791	51.9%	16.0%	11.7%

Sources of operating income	Thirteen Weeks Ended June 25, 2017	Change from Thirteen Weeks Ended June 26, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$277,602	$113,108	68.8%
Mexico	81,777	9,684	13.4%
Elimination	23	(1)	(4.2)%
Total operating income	$359,402	$122,791	51.9%

Sources of SG&A expense	Thirteen Weeks Ended June 25, 2017	Change from Thirteen Weeks Ended June 26, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$52,944	$11,262	27.0%	(a)
Mexico	8,692	854	10.9%	(b)
Total SG&A expense	$61,636	$12,116	24.5%

Sources of administrative restructuring charges	Thirteen Weeks Ended June 25, 2017	Change from Thirteen Weeks Ended June 26, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$4,349	$4,349	—%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$4,349	$4,349	—%

(a)
SG&A expense incurred by our U.S. operations during the thirteen weeks ended June 25, 2017 increased $11.3 million, or 27.0%, from SG&A expense incurred by our U.S. operations during the thirteen weeks ended June 26, 2016, primarily because of expenses incurred by the acquired GNP operations and, to a lesser extent, by an increase in SG&A expense incurred by our existing operations. Expenses incurred by the acquired GNP business contributed $11.2 million, or 26.8 percentage points, to the overall increase in SG&A expenses. SG&A expense incurred by our existing U.S. operations increased primarily because of a $1.0 million increase in outside services expenses and a $0.8 million increase in allocated costs charged for administrative functions shared with JBS USA Food Company, partially offset by a $1.6 million decrease in compensation and benefit costs. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our Mexico operations during the thirteen weeks ended June 25, 2017 increased $0.9 million, or 10.9%, from SG&A expense incurred by our Mexico operations during the thirteen weeks ended June 26, 2016. Factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred by the U.S. operations during the thirteen weeks ended June 25, 2017 included a $3.5 million impairment of the aggregate carrying amount of an asset group held for sale in Alabama, the elimination of prepaid costs totaling $0.7 million related to obsolete software assumed in the GNP acquisition and severance costs of $0.1 million related to cost reduction actions implemented at certain facilities assumed in the GNP acquisition.

Net interest expense. Net interest expense increased 37.1% to $14.9 million recognized in the thirteen weeks ended June 25, 2017 from $10.9 million recognized in the thirteen weeks ended June 26, 2016 primarily because of an increase in average borrowings compared to the same period in the prior year. Average borrowings increased from $1.0 billion in the thirteen weeks ended June 26, 2016 to $1.4 billion in the thirteen weeks ended June 25, 2017 due to increased borrowings necessary to fund the GNP acquisition. The weighted average interest rate increased from 3.7% in the thirteen weeks ended June 26, 2016 to 4.2% in the thirteen weeks ended June 25, 2017.

Income taxes. Income tax expense increased to $113.2 million, a 32.6% effective tax rate, for the thirteen weeks ended June 25, 2017 compared to income tax expense of $78.4 million, a 33.9% effective tax rate, for the thirteen weeks ended June 26, 2016. The increase in income tax expense in 2017 resulted primarily from an increase in pre-tax income.
Twenty-Six Weeks Ended June 25, 2017 Compared to Twenty-Six Ended June 26, 2016
Net sales. Net sales generated in the twenty-six weeks ended June 25, 2017 increased $280.8 million, or 7.0%, from net sales generated in the twenty-six weeks ended June 26, 2016. The following table provides net sales information:

Sources of net sales	Twenty-Six Weeks Ended June 25, 2017	Change from Twenty-Six Weeks Ended June 26, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$3,618,547	$270,821	8.1%	(a)
Mexico	653,549	10,023	1.6%	(b)
Total net sales	$4,272,096	$280,844	7.0%

(a)
U.S. net sales generated in the twenty-six weeks ended June 25, 2017 increased $270.8 million, or 8.1%, from U.S. net sales generated in the twenty-six weeks ended June 26, 2016 primarily because of net sales generated by the recently acquired GNP operations and an increase in net sales per pound experienced by our existing operations. The impact of the acquired business contributed $213.7 million, or 6.4 percentage points, to the increase in net sales. The net sales per pound increase experienced by our existing U.S. operations contributed $161.0 million, or 4.8 percentage points, to the increase in net sales. A decrease in sales volume experienced by our existing U.S. operations partially offset the effect that the acquired business and the increase in net sales per pound had on U.S. net sales by $103.9 million, or 3.1 percentage points. Decreased sales volume resulted primarily from lower demand for exported fresh chicken products and domestic prepared foods products. Included in U.S. net sales generated during the twenty-six weeks ended June 25, 2017 and June 26, 2016 were net sales to JBS USA Food Company totaling $9.4 million and $7.4 million, respectively.

(b)
Mexico net sales generated in the twenty-six weeks ended June 25, 2017 increased $10.0 million, or 1.6%, from Mexico net sales generated in the twenty-six weeks ended June 26, 2016 primarily because of the increase in net sales per pound and increased sales volume. Higher net sales per pound, which resulted primarily from higher market prices, and increased sales volume resulted in increases in net sales of $52.6 million, or 8.2 percentage points, and $11.7 million, or 1.8 percentage points, respectively. The negative impact of foreign currency translation partially offset the increase in net sales by $54.3 million, or 8.4 percentage points. Other factors affecting the decrease in Mexico net sales were immaterial.

Gross profit. Gross profit increased by $116.9 million, or 22.3%, from $523.7 million generated in the twenty-six weeks ended June 26, 2016 to $640.6 million generated in the twenty-six weeks ended June 25, 2017. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Twenty-Six Weeks Ended June 25, 2017	Change from Twenty-Six Weeks Ended June 26, 2016		Percent of Net Sales
				Twenty-Six Weeks Ended
		Amount	Percent	June 25, 2017	June 26, 2016
	In thousands, except percent data
Net sales	$4,272,096	$280,843	7.0%	100.0%	100.0%
Cost of sales	3,631,504	163,945	4.7%	85.0%	86.9%	(a)(b)
Gross profit	$640,592	$116,899	22.3%	15.0%	13.1%

Sources of gross profit	Twenty-Six Weeks Ended June 25, 2017	Change from Twenty-Six Weeks Ended June 26, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$523,200	$100,698	23.8%	(a)
Mexico	117,345	16,202	16.0%	(b)
Elimination	47	(1)	(2.1)%
Total gross profit	$640,592	$116,899	22.3%

Sources of cost of sales	Twenty-Six Weeks Ended June 25, 2017	Change from Twenty-Six Weeks Ended June 26, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$3,095,346	$170,122	5.8%	(a)
Mexico	536,205	(6,178)	(1.1)%	(b)
Elimination	(47)	1	(2.1)%
Total cost of sales	$3,631,504	$163,945	4.7%

(a)
Cost of sales incurred by our U.S. operations during the twenty-six weeks ended June 25, 2017 increased $170.1 million, or 5.8%, from cost of sales incurred by our U.S. operations during the twenty-six weeks ended June 26, 2016. Cost of sales increased primarily because of costs incurred by the acquired GNP operations. Cost of sales incurred by the acquired GNP operations contributed $178.2 million, or 6.1 percentage points, to the increase in U.S. cost of sales. A decrease in cost of sales incurred by our existing U.S. operations partially offset the impact that the acquired business had on cost of sales by $8.0 million, or 0.3 percentage points. Cost of sales incurred by our existing operations decreased primarily because of a $39.4 million decrease in feed costs, an $8.3 million decrease in insurance costs and a $1.2 million decrease in contracted grower costs, partially offset by a $37.2 million increase in compensation and benefit costs and a $5.5 million increase in derivative costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by our Mexico operations during the twenty-six weeks ended June 25, 2017 decreased $6.2 million, or 1.1%, from cost of sales incurred by our Mexico operations during the twenty-six weeks ended June 26, 2016. The decrease in cost of sales was primarily due to the impact of foreign currency translation on input prices.

Operating income. Operating income increased by $86.4 million, or 20.3%, from $425.4 million generated in the twenty-six weeks ended June 26, 2016 to $511.8 million generated in the twenty-six weeks ended June 25, 2017. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Twenty-Six Weeks Ended June 25, 2017	Change from Twenty-Six Weeks Ended June 26, 2016		Percent of Net Sales
				Twenty-Six Weeks Ended
		Amount	Percent	June 25, 2017	June 26, 2016
	(In thousands, except percent data)
Gross profit	$640,592	$116,899	22.3%	15.0%	13.1%
SG&A expense	124,489	26,181	26.6%	2.9%	2.5%	(a)(b)
Administrative restructuring charges	4,349	4,349	—%	0.1%	—%	(c)
Operating income	$511,754	$86,368	20.3%	12.0%	10.7%

Sources of operating income	Twenty-Six Weeks Ended June 25, 2017	Change from Twenty-Six Weeks Ended June 26, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$411,158	$72,074	21.3%
Mexico	100,549	14,296	16.6%
Elimination	47	(1)	(2.1)%
Total operating income	$511,754	$86,368	20.3%

Sources of SG&A expense	Twenty-Six Weeks Ended June 25, 2017	Change from Twenty-Six Weeks Ended June 26, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$107,694	$24,276	29.1%	(a)
Mexico	16,795	1,905	12.8%	(b)
Total SG&A expense	$124,489	$26,181	26.6%

Sources of administrative restructuring charges	Twenty-Six Weeks Ended June 25, 2017	Change from Twenty-Six Weeks Ended June 26, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$4,349	$4,349	—%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$4,349	$4,349	—%

(a)
SG&A expense incurred by our U.S. operations during the twenty-six weeks ended June 25, 2017 increased $24.3 million, or 29.1%, from SG&A expense incurred by our U.S. operations during the twenty-six weeks ended June 26, 2016, primarily because of expenses incurred by the acquired GNP operations and, to a lesser extent, by an increase in SG&A expense incurred by our existing U.S. operations. Expenses incurred by the acquired GNP business contributed $20.1, or 24.1 percentage points, to the overall increase in SG&A expenses. Expenses incurred by our existing U.S. operations contributed $4.0 million, or 4.8 percentage points, to the overall increase in SG&A expenses. SG&A expense incurred by our existing U.S. operations increased primarily because of a $4.0 million increase in outside marketing expenses, a $3.7 million increase in allocated costs charged for administrative functions shared with JBS USA Food Company, a $1.5 million increase in advertising expenses and a $1.0 million increase in legal service expenses partially offset by a $5.5 million decrease in wages and benefits expenses and a $1.9 million decrease in brokerage expenses. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our Mexico operations during the twenty-six weeks ended June 25, 2017 increased $1.9 million, or 12.8%, from SG&A expense incurred by our Mexico operations during the twenty-six weeks ended June 26, 2016 primarily because of a $2.3 million increase in outside services. Other factors affecting SG&A expense were individually immaterial.

(c)
Administrative restructuring charges incurred by the U.S. operations during the twenty-six weeks ended June 25, 2017 included a $3.5 million impairment of the aggregate carrying amount of an asset group held for sale in Alabama, the elimination of prepaid costs totaling $0.7 million related to obsolete software assumed in the GNP acquisition and severance costs of $0.1 million related to cost reduction actions implemented at certain facilities assumed in the GNP acquisition.

Net interest expense. Net interest expense increased 13.4% to $27.0 million recognized in the twenty-six weeks ended June 25, 2017 from $22.2 million recognized in the twenty-six weeks ended June 26, 2016 primarily because of an increase in average borrowings compared to the same period in the prior year. Average borrowings increased from $1.0 billion in the twenty-six weeks ended June 26, 2016 to $1.3 billion in the twenty-six weeks ended June 25, 2017 due to increased borrowings necessary to fund the GNP acquisition. The weighted average interest rate increased from 3.7% in the twenty-six weeks ended June 26, 2016 to 3.9% in the twenty-six weeks ended June 25, 2017.
Income taxes. Income tax expense increased to $161.1 million, a 32.9% effective tax rate, for the twenty-six weeks ended June 25, 2017 compared to income tax expense of $141.0 million, a 34.2% effective tax rate, for the twenty-six weeks ended June 26, 2016. The increase in income tax expense in 2017 resulted primarily from an increase in pre-tax income.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of June 25, 2017:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$303.9
Borrowing arrangements:
U.S. Credit Facility	$750.0	$73.3	631.9	(a)
Mexico Credit Facility(c)	83.3	83.3	—	(b)

(a)
Availability under the U.S. Credit Facility (as described below) is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at June 25, 2017 totaled $44.8 million.

(b)
As of June 25, 2017, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $5,600.  The Mexico Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.

Long-Term Debt and Other Borrowing Arrangements
Senior Notes
On March 11, 2015, we completed a sale of $500.0 million aggregate principal amount of its 5.75% senior notes due 2025 (the “Senior Notes”). We used the net proceeds from the sale of the Senior Notes to repay $350.0 million and $150.0 million of the term loan indebtedness under the U.S. Credit Facility (as described below) on March 12, 2015 and April 22, 2015, respectively. The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Senior Notes are governed by, and were issued pursuant to, an indenture dated as of March 11, 2015 by and among us, its guarantor subsidiary and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The Indenture provides, among other things, that the Senior Notes bear interest at a rate of 5.75% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on September 15, 2015. The Senior Notes are guaranteed on a senior unsecured basis by our guarantor subsidiary. In addition, any of our other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes. The Senior Notes and related guarantees are our and our guarantor subsidiary's unsecured senior obligations and rank equally with all of our and our guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes and the Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes when due, among others.
U.S. Credit Facility
On May 8, 2017, we and certain of our subsidiaries entered into a Third Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Rabobank U.A., New York Branch (“Rabobank”), as administrative agent and collateral agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $750.0 million and a term loan commitment of up to $800.0 million (the “Term Loans”). The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on May 6, 2022. All principal on the Term Loans is due at maturity on May 6, 2022. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the term loans, on a quarterly basis prior to the maturity date of the term loans. Covenants in the U.S. Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of June 25, 2017, we had Term Loans outstanding totaling $800.0 million and the amount available for borrowing under the revolving loan commitment was $631.9 million. We had letters of credit of $44.8 million and borrowings of $73.3 million outstanding under the revolving loan commitment as of June 25, 2017.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through June 25, 2017 and, thereafter, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through June 25, 2017 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
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
All obligations under the U.S. Credit Facility continue to be unconditionally guaranteed by certain of our subsidiaries and continue to be secured by a first priority lien on (i) the accounts receivable and inventory of our company and its non-Mexico subsidiaries, (ii) 100% of the equity interests in our domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in our direct foreign subsidiaries and (iii) substantially all of our assets and the guarantors' assets under the U.S. Credit Facility.
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility is scheduled to mature on September 27, 2019. As of June 25, 2017, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $83.3 million, and there were $83.3 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 8.10%. As of June 25, 2017, the U.S. dollar-equivalent borrowing availability was $5,600.
Off-Balance Sheet Arrangements
We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $10.4 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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
Historical Flow of Funds
Cash provided by operating activities was $316.1 million and $289.0 million for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively. The increase in cash flows provided by operating activities was primarily a result of increased net income for the twenty-six weeks ended June 25, 2017 as compared to the twenty-six weeks ended June 26, 2016 and an increase in net operating assets of $157.3 million for the twenty-six weeks ended June 25, 2017 as compared to an increase in net operating assets of $65.2 million for the twenty-six weeks ended June 26, 2016. The impact of net income and net operating assets movement on cash provided by operating activities was partially offset by increased net noncash expenses for the twenty-six weeks ended June 25, 2017 as compared to the twenty-six weeks ended June 26, 2016.
Trade accounts and other receivables, including accounts receivable from related parties, increased $89.6 million, or 27.9%, to $410.6 million at June 25, 2017 from $321.1 million at December 25, 2016. The change resulted primarily from an increase in sales generated in the two weeks ended June 25, 2017 as compared to sales generated in the two weeks ended December 25, 2016 and from the GNP acquisition. Trade accounts and other receivables, including accounts receivable from related parties, decreased $6.6 million, or 1.9%, to $345.1 million at June 26, 2016 from $351.7 million at December 27, 2015. The change resulted primarily from a decrease in sales generated in the two weeks ended June 26, 2016 as compared to sales generated in the two weeks ended December 27, 2015.
Inventories increased $154.3 million, or 19.0%, to $967.6 million at June 25, 2017 from $813.3 million at December 25, 2016. This change resulted primarily from the GNP acquisition. Inventories increased $31.2 million, or 3.9%, to $832.6 million at June 26, 2016 from $801.4 million at December 27, 2015. This change resulted primarily from increased costs for feed grains and their impact on the value of our live chicken inventories.
Prepaid expenses and other current assets increased $9.1 million, or 15.9%, to $66.6 million at June 25, 2017 from $57.5 million at December 25, 2016. This increase resulted primarily from an $11.7 million net increase in value-added tax receivables as of June 25, 2017. Prepaid expenses and other current assets increased $19.8 million, or 26.2%, to $95.4 million at June 26, 2016 from $75.6 million at December 27, 2015. This change resulted primarily from a $23.2 million increase in open derivative positions and a $2.5 million increase in value-added tax receivables partially offset by a $7.8 million decrease in prepaid insurance premiums.
Accounts payable, including accounts payable to related parties, decreased $33.1 million, or 5.9%, to $523.4 million at June 25, 2017 from $556.5 million at December 25, 2016. This change resulted primarily from a $35.3 million decrease in trade payables, partially offset by a $2.2 million increase in the payable to related parties. Accounts payable, including accounts payable to related parties, decreased $19.1 million, or 3.9%, to $470.8 million at June 26, 2016 from $490.0 million at December 27, 2015. This change resulted primarily from a $16.2 million decrease in trade payables and a $2.9 million decrease in the payables to related parties.
Accrued expenses and other current liabilities increased $34.0 million, or 11.7%, to $324.7 million at June 25, 2017 from $290.7 million at December 25, 2016. This change resulted primarily from accrued expenses of $13.4 million related to the acquired GNP business, a $13.2 million increase in sales and marketing liabilities, an $8.1 million increase in grain received but not invoiced, a $5.1 million increase in derivatives liabilities, a $4.0 million increase in contracted services liabilities and a $2.1 million increase in accrued interest costs, partially offset by a $9.4 million decrease in payroll and benefits liabilities and a $4.6 million decrease in insurance liabilities. Accrued expenses and other current liabilities of $314.9 million at June 26, 2016 were relatively unchanged from accrued expenses and other liabilities of $315.0 million at December 27, 2015.
Income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, increased by $77.9 million, or 43.2%, to a net liability position of $258.4 million at June 25, 2017 from a net liability position of $180.5 million at December 25, 2016. This change resulted primarily from tax expense recorded on our year-to-date income and the timing of estimated tax payments. Income taxes increased by $26.7 million, or 33.7%, to a net liability position of $105.9 million at June 26, 2016 from a net liability position of $79.2 million at December 27, 2015. This change resulted primarily from tax expense recorded on our year-to-date income and the timing of estimated tax payments.
Net noncash expenses totaled $144.9 million and $83.1 million for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively. Net noncash expenses for the twenty-six weeks ended June 25, 2017 included depreciation and amortization expense of $107.7 million, deferred income tax expense of $26.9 million and other net noncash expenses totaling $10.3 million. Net noncash expenses for the twenty-six weeks ended June 26, 2016 included depreciation and amortization expense of $88.7 million, a net gain on property disposals of $6.8 million and other net noncash expenses totaling $1.2 million.
Cash used in investing activities was $532.4 million and $85.9 million for the twenty-six weeks ended weeks ended June 25, 2017 and June 26, 2016, respectively. The increase was primarily attributable to funding of the GNP acquisition and an increase in capital spending. Cash of $359.7 million was used to acquire GNP, net of cash acquired, during the twenty-six weeks ended March 26, 2017. Capital expenditures totaled $174.2 million and $94.0 million in the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively. Capital expenditures increased by $80.2 million primarily because of the number of projects that were active during the twenty-six weeks ended weeks ended June 25, 2017 as compared to the twenty-six weeks ended weeks ended June 26, 2016. Capital expenditures for 2017 cannot exceed $500.0 million under the U.S. Credit Facility. Cash proceeds from property disposals in the twenty-six weeks ended weeks ended June 25, 2017 and June 26, 2016 were $1.5 million and $8.1 million, respectively.
Cash provided by financing activities was $415.2 million and cash used in financing activities was $601.7 million in the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively. During the twenty-six weeks ended June 25, 2017, cash of $586.1 million was used for payments on our revolving lines of credit and capital lease obligations, cash of $14.6 million was used to purchase common stock under the share repurchase program and cash of $2.8 million was used to pay capitalized loan costs. During the twenty-six weeks ended June 25, 2017, cash of $1.0 billion, including $272.0 million used to purchase GNP, was provided through our revolving lines of credit and cash of $5.0 million was provided from a tax sharing agreement with JBS USA Holdings. During the twenty-six weeks ended June 26, 2016, cash of $699.9 million was used to fund a special cash dividend, cash of $219.8 million was used for payments on our revolving lines of credit and capital lease obligations, cash of $65.6 million was used for payments on a current note payable to bank, cash of $7.3 million was used to purchase common stock under the share repurchase program and cash of $0.7 million was used to pay capitalized loan costs. During the twenty-

six weeks ended June 26, 2016, cash of $351.1 million was provided through our revolving lines of credit and cash of $36.8 million was provided through a current note payable to bank under our Mexico Credit Facility.
Contractual Obligations
Contractual obligations at June 25, 2017 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$1,456,590	$50,000	$153,328	$753,262	$500,000
Interest(c)	442,960	85,982	131,625	139,103	86,250
Capital leases	379	122	214	43	—
Operating leases	121,879	30,382	47,918	30,396	13,183
Derivative liabilities	11,922	11,922	—	—	—
Purchase obligations(d)	139,557	139,474	83	—	—
Total	$2,173,287	$317,882	$333,168	$922,804	$599,433

(a)
The total amount of unrecognized tax benefits at June 25, 2017 was $15.9 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $44.8 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of June 25, 2017.

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

Critical Accounting Policies
During the thirteen weeks ended June 25, 2017, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of June 25, 2017. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended June 25, 2017, such a change would have resulted in a change to cost of sales of approximately $59.3 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at June 25, 2017 would be $13.0 million, excluding any potential impact on the production costs of our chicken inventories.
The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal and soybean oil prices on June 25, 2017 would have resulted in a change of approximately $1.2 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 65.0% of our total debt at June 25, 2017. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.6 million for the thirteen weeks ended June 25, 2017.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $6.3 million as of June 25, 2017.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange gains, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a gain of $1.8 million and a gain of $4.7 million in the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively. Foreign currency exchange gains, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a gain of $1.2 million and a gain of $5.0 million in the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively. The average exchange rates for the thirteen weeks ended June 25, 2017 and June 26, 2016 were 18.59 Mexican pesos to 1 U.S. dollar and 18.04 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of June 25, 2017 and June 26, 2016. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico operations at June 25, 2017, such a change would have resulted in a decrease in foreign currency transaction gains recognized in the thirteen weeks ended June 25, 2017 of approximately $5.0 million. Based on the net monetary asset position of our Mexico operations at June 26, 2016, such a change would have resulted in a decrease in foreign currency transaction gains recognized in the thirteen weeks ended June 26, 2016 of approximately $1.2 million. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
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
As of June 25, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended June 25, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company's evaluation of internal control over financial reporting did not include the internal control of GNP, formerly JFC LLC and its subsidiaries, which the Company acquired in the first quarter of 2017. The amount of total assets and revenue of GNP included in our condensed consolidated financial statements as of and for the twenty-six weeks ended June 25, 2017 was $411.8 million and $213.7 million, respectively.

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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation were brought against Pilgrim's and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. The defendants (including the Company) moved to dismiss all complaints on January 27, 2017, which are fully briefed and a ruling by the court is pending.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of Pilgrim’s common stock between February 21, 2014 and October 4, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against the Company and its named executive officers. The complaint alleges, among other things, that the Company’s SEC filings contained statements that were rendered materially false and misleading by its failure to disclose that (i) Pilgrim's colluded with several of its industry peers to fix prices in the broiler chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) the Company's conduct constituted a violation of federal antitrust laws, (iii) Pilgrim's revenues during the class period were the result of illegal conduct and (iv) the Company lacked effective internal control over financial reporting, as well as stating that Pilgrim's industry was anticompetitive. On April 4, 2017, the court appointed another stockholder, George James Fuller, as lead plaintiff. On April 26, 2017, the court set a briefing schedule for the filing of an amended complaint and the defendants' motion to dismiss. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2016. The defendants moved to dismiss on June 12, 2017, and the plaintiff filed its Opposition on July 12, 2017. The defendants replied on August 1, 2017.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against Pilgrim's and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed class action complaint styled as In re Broiler Chicken Antitrust Litigation. Answers or responses to the consolidated amended complaint are due on September 8, 2017.
On March 9, 2017, a stockholder derivative action styled as DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of the Company's directors and its Chief Financial Officer, Fabio Sandri, in the District Court for the County of Weld in Colorado. The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. On April 17, 2017, a related stockholder derivative action styled Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of the Company's directors and its Chief Financial Officer in the District Court for the County of Weld in Colorado. The Brima complaint contains largely the same allegations as the DiSalvio complaint. On May 4, 2017, the plaintiffs in both the DiSalvio and Brima actions moved to (i) consolidate the two stockholder derivative cases, (ii) stay the consolidated action until the resolution of the motion to dismiss in the Hogan putative securities class action, and (iii) appoint co-lead counsel. The court granted the motion on May 8, 2017, staying the proceedings pending resolution of the motion to dismiss in the Hogan action. A status conference has been scheduled for August 28, 2017.
The Company believes it has strong defenses in each of the above litigations and intends to contest them vigorously. The Company cannot predict the outcome of these actions nor when they will be resolved. If the plaintiffs were to prevail in any of these litigations, the Company could be liable for damages, which could be material and could adversely affect its financial condition or results of operations.
We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 25, 2016, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results. The following risk factor supplements those contained in our annual report on Form 10-K for the year ended December 25, 2016:

J&F Investimentos S.A. is investigating improper payments made in Brazil.

J&F Investimentos S.A. (“J&F”), an indirect controlling stockholder of the Company, is conducting an internal investigation involving improper payments made in Brazil by J&F, certain companies controlled by J&F, and certain officers of J&F (including two former directors of the Company), as previously announced in connection with  leniency agreements entered into by J&F and those individuals with Brazilian authorities.  J&F has engaged outside advisors to assist it in conducting the investigation, including an assessment as to whether any of the misconduct disclosed to Brazilian authorities had any connection to the Company, or resulted in a violation of US law. The internal investigation is ongoing and the Company is fully cooperating with J&F in connection with the investigation.  We cannot predict when the investigation will be completed or the results of the Investigation, including the outcome or impact of any government investigations or any resulting litigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 28, 2015, our Board of Directors approved a $150.0 million share repurchase authorization. We plan to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. On February 8, 2017, the Company's Board of Directors further extended the program expiration to August 9, 2017. The extent to which we repurchase our shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by our management team. We reserve the right to limit or terminate the repurchase program at any time without notice. As of June 25, 2017, we had repurchased 11,415,373 shares under this program with a market value at the time of purchase of approximately $231.8 million. Set forth below is information regarding our stock repurchases for the thirteen weeks ended June 25, 2017.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs
March 27, 2017 through April 23, 2017	—	$—	—	$72,913,018
April 24, 2017 through May 28, 2017	—	—	—	72,913,018
May 29, 2017 through June 25, 2017	—	—	—	72,913,018
Total	—	$—	—	$72,913,018

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

10.1
Third Amended and Restated Credit Agreement dated May 8, 2017 among Pilgrim's Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Rabobank U.A., New York Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K (No. 001-09273) filed on May 11, 2017).

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

PILGRIM’S PRIDE CORPORATION

Date: August 2, 2017	/s/ Fabio Sandri
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

10.1
Third Amended and Restated Credit Agreement dated May 8, 2017 among Pilgrim's Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Rabobank U.A., New York Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K (No. 001-09273) filed on May 11, 2017).

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