Form 10-Q
period 2017-09-24
PILGRIMS PRIDE CORP
filed 2017-11-08
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of November 7, 2017, was 248,752,508.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)

	September 24, 2017	December 25, 2016
	(In thousands)
Cash and cash equivalents	$401,789	$292,544
Restricted cash	4,841	4,979
Trade accounts and other receivables, less allowance for doubtful accounts	624,802	445,553
Accounts receivable from related parties	970	4,010
Inventories	1,196,201	975,608
Income taxes receivable	16,362	—
Prepaid expenses and other current assets	102,914	81,932
Assets held for sale	2,777	5,259
Total current assets	2,350,656	1,809,885
Other long-lived assets	20,007	19,260
Identified intangible assets, net	620,693	471,591
Goodwill	995,582	887,221
Property, plant and equipment, net	2,076,347	1,833,985
Total assets	$6,063,285	$5,021,942

Accounts payable	$743,528	$790,378
Accounts payable to related parties	7,091	4,468
Accrued expenses and other current liabilities	416,476	347,021
Income taxes payable	191,432	27,578
Current maturities of long-term debt	61,811	15,712
Total current liabilities	1,420,338	1,185,157
Long-term debt, less current maturities	2,548,575	1,396,124
Deferred tax liabilities	286,038	251,807
Other long-term liabilities	98,098	102,722
Total liabilities	4,353,049	2,935,810
Common stock	2,602	307,288
Treasury stock	(231,758)	(217,117)
Additional paid-in capital	1,926,386	3,100,332
Retained earnings (accumulated deficit)	39,606	(782,785)
Accumulated other comprehensive loss	(36,517)	(329,858)
Total Pilgrim’s Pride Corporation stockholders’ equity	1,700,319	2,077,860
Noncontrolling interest	9,917	8,272
Total stockholders’ equity	1,710,236	2,086,132
Total liabilities and stockholders’ equity	$6,063,285	$5,021,942
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(In thousands, except per share data)
Net sales	$2,793,885	$2,495,281	$8,025,511	$7,507,681
Cost of sales	2,315,301	2,242,221	6,815,701	6,632,568
Gross profit	478,584	253,060	1,209,810	875,113
Selling, general and administrative expense	102,191	75,933	284,009	229,786
Administrative restructuring charges	4,147	279	8,496	279
Operating income	372,246	176,848	917,305	645,048
Interest expense, net of capitalized interest	24,636	19,119	66,315	58,480
Interest income	(2,128)	(253)	(3,600)	(2,000)
Foreign currency transaction loss (gain)	(888)	4,569	(2,500)	(1,769)
Miscellaneous, net	(1,083)	(2,371)	(5,198)	(7,327)
Income before income taxes	351,709	155,784	862,288	597,664
Income tax expense	113,396	53,819	278,046	202,979
Net income	238,313	101,965	584,242	394,685
Less: Net income from Granite Holdings Sàrl prior to acquisition by Pilgrim's Pride Corporation	6,093	3,438	23,486	25,105
Less: Net income (loss) attributable to noncontrolling interests	(460)	(130)	514	(334)
Net income attributable to Pilgrim’s Pride Corporation	$232,680	$98,657	$560,242	$369,914

Weighted average shares of Pilgrim's Pride Corporation common stock outstanding:
Basic	248,753	254,460	248,732	254,607
Effect of dilutive common stock equivalents	235	460	230	430
Diluted	248,988	254,920	248,962	255,037

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.94	$0.39	$2.25	$1.45
Diluted	$0.93	$0.39	$2.25	$1.45
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(In thousands)
Net income	$238,313	$101,965	$584,242	$394,685
Other comprehensive loss:
Foreign currency translation adjustment
Gains (losses) arising during the period	22,378	(43,961)	89,153	(171,509)
Income tax effect	3,211	—	3,211	—
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(779)	65	(137)	167
Reclassification to net earnings for losses (gains) realized	—	(285)	9	(35)
Available-for-sale securities
Gains (losses) arising during the period	—	—	—	426
Income tax effect	—	—	—	(161)
Reclassification to net earnings for losses (gains) realized	—	—	—	(534)
Income tax effect	—	—	—	202
Defined benefit plans
Gains (losses) arising during the period	393	2,852	(4,078)	(11,500)
Income tax effect	(148)	(1,077)	1,539	4,342
Reclassification to net earnings of losses realized	233	165	699	494
Income tax effect	(88)	(62)	(264)	(187)
Total other comprehensive income (loss), net of tax	25,200	(42,303)	90,132	(178,295)
Comprehensive income	263,513	59,662	674,374	216,390
Less: Comprehensive income (loss) for Granite Holdings Sàrl prior to acquisition by Pilgrim's Pride Corporation	460	(42,432)	88,050	(152,927)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(460)	(130)	514	(334)
Comprehensive income attributable to Pilgrim's Pride Corporation	$263,513	$102,224	$585,810	$369,651
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Pilgrim's Pride Corporation balance at December 25, 2016	259,682	$2,597	(10,636)	$(217,117)	$1,686,742	$(520,635)	$(64,243)	$9,403	$896,747
Granite Holdings Sàrl balance at December 25, 2016	13,000	304,691	—	—	1,413,590	(262,150)	(265,615)	(1,131)	1,189,385
Combined balance at December 25, 2016	272,682	307,288	(10,636)	(217,117)	3,100,332	(782,785)	(329,858)	8,272	2,086,132
Net income	—	—	—	—	—	583,728	—	514	584,242
Other comprehensive income, net of tax	—	—	—	—	—	—	90,132	—	90,132
Share-based compensation plans:
Common stock issued under compensation plans	486	5	—	—	(5)	—	—	—	—
Requisite service period recognition	—	—	—	—	2,454	—	—	—	2,454
Common stock purchased under share repurchase program	—	—	(780)	(14,641)	—	—	—	—	(14,641)
Deemed equity contribution resulting from the transfer of Granite Holdings Sàrl net assets from JBS S.A. to Pilgrim's Pride Corporation in a common-control transaction	—	—	—	—	237,195	—	—	—	237,195
Transfer of Granite Holdings Sàrl net assets from JBS S.A. to Pilgrim's Pride Corporation in a common-control transaction	(13,000)	(304,691)	—	—	(1,413,590)	238,663	203,209	1,131	(1,275,278)
Balance at September 24, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,926,386	$39,606	$(36,517)	$9,917	$1,710,236

Pilgrim's Pride Corporation balance at December 27, 2015	259,685	$2,597	(4,862)	$(99,233)	$1,675,674	$(261,252)	$(58,930)	$2,954	$1,261,810
Granite Holdings Sàrl balance at December 27, 2015	13,000	304,691	—	—	1,414,716	(287,668)	(32,543)	(1,131)	1,398,065
Combined balance at December 27, 2015	272,685	307,288	(4,862)	(99,233)	3,090,390	(548,920)	(91,473)	1,823	2,659,875
Net income (loss)	—	—	—	—	—	395,019	—	(334)	394,685
Other comprehensive loss, net of tax	—	—	—	—	—	—	(178,295)	—	(178,295)
Requisite service period recognition under share-based compensation plans	—	—	—	—	5,404	—	—	—	5,404
Common stock purchased from retirement plan participants	(3)	—	—	—	(73)	—	—	—	(73)
Common stock purchased under share repurchase program	—	—	(925)	(20,333)	—	—	—	—	(20,333)
Equity contributions to subsidiary by noncontrolling stockholders	—	—	—	—	—	—	—	7,252	7,252
Dividend paid by Granite Holdings Sàrl to JBS S.A.	—	—	—	—	—	(14,870)	—	—	(14,870)
Special cash dividend	—	—			—	(699,915)	—	—	(699,915)
Other	—	—	—	—	(1,126)	—	—	—	(1,126)
Balance at September 25, 2016	272,682	$307,288	(5,787)	$(119,566)	$3,094,595	$(868,686)	$(269,768)	$8,741	$2,152,604
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016
	(In thousands)
Cash flows from operating activities:
Net income	$584,242	$394,685
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	204,625	174,128
Foreign currency transaction loss related to borrowing arrangements	6,830	—
Asset impairment	4,947	—
Gain on property disposals	(540)	(7,315)
Loss (gain) on equity method investments	(44)	194
Share-based compensation	2,454	5,404
Deferred income tax expense (benefit)	25,768	(6)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(146,477)	(65,649)
Inventories	(149,806)	(18,099)
Prepaid expenses and other current assets	(15,377)	1,990
Accounts payable, accrued expenses and other current liabilities	(36,105)	35,346
Income taxes	149,063	45,789
Long-term pension and other postretirement obligations	(9,660)	(8,294)
Other operating assets and liabilities	(1,429)	(6,190)
Cash provided by operating activities	618,491	551,983
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(258,364)	(221,035)
Purchase of acquired businesses, net of cash acquired	(658,520)	—
Proceeds from property disposals	2,585	12,977
Cash used in investing activities	(914,299)	(208,058)
Cash flows from financing activities:
Proceeds from note payable to bank	—	36,838
Payments on note payable to bank	—	(65,564)
Proceeds from revolving line of credit and long-term borrowings	1,013,662	515,292
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(609,678)	(504,078)
Proceeds from equity contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	5,038	3,691
Capital contributions to subsidiary by noncontrolling stockholders	—	7,252
Payment of capitalized loan costs	(4,550)	(693)
Purchase of common stock under share repurchase program	(14,641)	(20,333)
Purchase of common stock from retirement plan participants	—	(73)
Payment of special cash dividends	—	(715,711)
Cash provided by (used in) financing activities	389,831	(743,379)
Effect of exchange rate changes on cash and cash equivalents	15,084	(28,937)
Increase (decrease) in cash, cash equivalents and restricted cash	109,107	(428,391)
Cash, cash equivalents and restricted cash, beginning of period	297,523	696,553
Cash, cash equivalents and restricted cash, end of period	$406,630	$268,162
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and Ireland. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken products to approximately 85 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Europe, Mexico and Puerto Rico. As of September 24, 2017, Pilgrim’s had approximately 52,000 employees and the capacity to process approximately 45.2 million birds per five-day work week for a total of approximately 12.8 billion pounds of live chicken annually. Approximately 5,100 contract growers supply poultry for the Company’s operations. As of September 24, 2017, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.6% of the Company’s outstanding common stock.
Consolidated and Combined Financial Statements
The accompanying unaudited consolidated and combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 24, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 25, 2016.
Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2017) in the notes to these Condensed Consolidated and Combined Financial Statements applies to our fiscal year and not the calendar year.
On September 8, 2017, a subsidiary of the Company acquired 100% of the issued and outstanding shares of Granite Holdings Sàrl and its subsidiaries (together, “Moy Park”) from JBS S.A. in a common-control transaction. For the period from September 30, 2015 through September 7, 2017, the condensed consolidated and combined financial statements include the accounts of the Company and its majority-owned subsidiaries combined with the accounts of Moy Park. For the period from September 8, 2017 through September 24, 2017, the Condensed Consolidated and Combined Financial Statements include the accounts of the Company and its majority-owned subsidiaries, including Moy Park. We eliminate all significant affiliate accounts and transactions upon consolidation.
The Condensed Consolidated and Combined Financial Statements have been prepared in conformity with U.S. GAAP using management’s best estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. Significant estimates made by the Company include the allowance for doubtful accounts, reserves related to inventory obsolescence or valuation, useful lives of long-lived assets, goodwill, valuation of deferred tax assets, insurance accruals, valuation of pension and other postretirement benefits obligations, income tax accruals, certain derivative positions and valuations of acquired businesses.

The functional currency of the Company's U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K. and Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company's operations in France, the Netherlands and Ireland is the euro. For foreign currency- denominated entities other than the Company's Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Condensed Consolidated and Combined Balance Sheets. For the Company's Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records are reflected in either Cost of sales or Foreign currency transaction loss, depending on the nature of the transaction, in the Condensed Consolidated and Combined Statements of Income.

The Company reported an adjustment resulting from the translation of a British pound-denominated note payable owed to JBS S.A. as a component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet as of September 24, 2017. The Company designated this note payable as a hedge of its net investment in Moy Park.
The Company or its subsidiaries may use derivatives for the purpose of mitigating exposure to changes in foreign currency exchange rates. Foreign currency transaction gains or losses are reported in the Condensed Consolidated and Combined Statements of Income.
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
Book Overdraft
The majority of the Company’s disbursement bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are classified as accounts payable and the change in the related balance is reflected in operating activities on the Condensed Consolidated and Combined Statements of Cash Flows.
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated and Combined Balance Sheets to the total of the same amounts shown in the Condensed Consolidated and Combined Statements of Cash Flows:

	September 24, 2017	December 25, 2016
	(In thousands)
Cash and cash equivalents	$401,789	$292,544
Restricted cash	4,841	4,979
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated and Combined Statements of Cash Flows	$406,630	$297,523
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In June 2015, the FASB agreed to defer by one year the mandatory effective date of this standard, but will also provide entities the option to adopt the new guidance as of the original effective date. The provisions of the new guidance will be effective as of the beginning of our 2018 fiscal year, but we had the option to adopt the guidance as early as the beginning of our 2017 fiscal year. We have elected to adopt this standard as of January 1, 2018, the beginning of our 2018 fiscal year, using the modified retrospective approach. Under this method, we would not restate the prior financial statements presented; however, we would be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the prior guidance. We are finalizing our assessment of contracts with customers and evaluating the impact of the new guidance on these contracts. Additionally, our evaluation includes the impact of the new standard on certain common practices currently employed by us, such as slotting fees, discounts, rebates and other pricing allowances, and marketing funds. Although we are still evaluating the impact, we do not currently expect the new guidance to have a material impact on our financial statements beyond additional disclosure requirements.
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
In March 2016, the FASB issued new accounting guidance on employee share-based payments, which, in an effort to simplify unnecessarily complicated aspects of accounting and reporting for share-based payment transactions, requires an entity to amend accounting and reporting methodology for areas such as the income tax consequences of share-based payments, classification of share-based awards as either equity or liabilities, and classification of share-based payment transactions in the statement of cash flows. The transition approach will vary depending on the area of accounting and reporting methodology to be amended. The Company adopted this standard on December 26, 2016, the beginning of our 2017 fiscal year, and will prospectively present excess tax benefits or deficiencies in the income statement as a component of “Provision for income taxes” rather than in the “Equity” section of the Balance Sheet. As part of the adoption, the Company did not have a cumulative-effect adjustment, as there were no previous unrecognized excess tax benefits that would impact retained earnings. As a result, there was no retrospective adjustment to the prior period statement of cash flows of excess tax benefits as an operating activity rather than a financing activity.
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

In August 2017, the FASB issued an accounting standard update that simplifies the application of hedge accounting guidance in current GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Among the simplification updates, the standard eliminates the requirement in current GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The standard requires the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The standard is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

2.	BUSINESS ACQUISITIONS
Moy Park
On September 8, 2017, the Company purchased 100% of the issued and outstanding shares of Moy Park from JBS S.A. for cash of $301.3 million and a note payable to the seller in the amount of £562.5 million. Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With 13 processing and manufacturing units in Northern Ireland, the U.K., France, the Netherlands and Ireland, Moy Park processes 6.0 million birds per seven-day work week, in addition to producing around 200,000 tons of prepared foods per year. Its product portfolio comprises fresh and added-value poultry, ready-to-eat meals, breaded and multi-protein frozen foods, vegetarian foods and desserts, supplied to major food retailers and restaurant chains in Europe (including the U.K.). Moy Park currently has approximately 10,100 employees. The Moy Park operations will comprise our U.K. and Europe segment.
The acquisition was treated as a common-control transaction under U.S. GAAP. A common-control transaction is a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. The accounting and reporting for a transaction between entities under common control is not to be considered a business combination under U.S. GAAP. Since there is no change in control over the net assets from the parent’s perspective, there is no change in basis in the assets or liabilities. Therefore, Pilgrim's, as the receiving entity, recognized the assets and liabilities received at their historical carrying amounts, as reflected in the parent’s financial statements. The difference between the proceeds transferred and the carrying amounts of the net assets on the date of the acquisition is recognized in equity.
Transaction costs incurred in conjunction with the acquisition were approximately $15.0 million. These costs were expensed as incurred. The results of operations and financial position of Moy Park have been combined with the results of operations and financial position of Pilgrim's from September 30, 2015, the common control date, through September 7, 2017. Beginning September 8, 2017, the results of operations and financial position of Moy Park have been included in the consolidated results of operations and financial position of the Company. Net sales generated by Moy Park from the September 8, 2017 acquisition date through September 24, 2017 totaled $199.9 million. Net sales generated by Moy Park from December 26, 2016 through September 7, 2017 totaled $1.3 billion. Net sales generated by Moy Park during the thirty-nine weeks ended September 25, 2016 totaled $1.5 billion. Net income generated by Moy Park from the September 8, 2017 acquisition date through September 24, 2017 totaled $2.1 million. Net income generated by Moy Park from December 26, 2016 through September 7, 2017 totaled $23.5 million. Net income generated by Moy Park during the thirty-nine weeks ended September 25, 2016 totaled $25.1 million.
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
Transaction costs incurred in conjunction with the purchase were approximately $0.6 million. These costs were expensed as incurred. The results of operations of the acquired business since January 6, 2017 are included in the Company’s Condensed Consolidated and Combined Statements of Income. Net sales generated by the acquired business during the thirteen and thirty-nine weeks ended September 24, 2017 totaled $108.6 million and $322.3 million, respectively The acquired business generated net income during the thirteen and thirty-nine weeks ended September 24, 2017 totaling $9.8 million and $24.6 million, respectively.
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
The fair values recorded for the assets acquired and liabilities assumed for GNP are as follows (in thousands):

Cash and cash equivalents	$10
Trade accounts and other receivables	18,453
Inventories	56,459
Prepaid expenses and other current assets	3,414
Property, plant and equipment	144,138
Identifiable intangible assets	131,120
Other long-lived assets	829
Total assets acquired	354,423
Accounts payable	23,848
Other current liabilities	11,866
Other long-term liabilities	3,393
Total liabilities assumed	39,107
Total identifiable net assets	315,316
Goodwill	41,936
Total net assets	$357,252
The Company recognized certain identifiable intangible assets as of January 6, 2017 due to this acquisition. The following table presents the fair values and useful lives, where applicable, of these assets:

	Fair Value	Useful Life
	(In thousands)	(In years)
Customer relationships	$92,900	13.0
Trade names	38,200	20.0
Non-compete agreement	20	3.0
Total fair value	$131,120
Weighted average useful life		15.2

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

See “Note 8. Goodwill and Intangible Assets” for additional information regarding the goodwill and intangible assets recognized by the Company in the GNP acquisition.
During the thirty-nine weeks ended September 24, 2017, the Company recognized restructuring charges in the amounts of $0.7 million and $2.6 million related to the elimination of prepaid costs associated with obsolete GNP software and severance costs related to the GNP acquisition, respectively. These charges are reported in the line item Administrative restructuring charges on the Condensed Consolidated and Combined Statements of Income. The Company expects to incur additional restructuring costs related to GNP of approximately $1.7 million during the remainder of 2017 and 2018.
The following unaudited pro forma information presents the combined financial results for the Company and GNP as if the acquisition had been completed at the beginning of the Company’s prior year, December 28, 2015.

	Thirty-Nine Weeks Ended September 24, 2017	Thirty-Nine Weeks Ended September 25, 2016
	(In thousands, except per share amount)
Net sales	$8,031,311	$7,833,406
Net income attributable to Pilgrim's Pride Corporation	572,063	363,735
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	2.30	1.40
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
As of September 24, 2017 and December 25, 2016, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments and foreign currency forward contracts to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	September 24, 2017
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$2,168	$2,168
Commodity options instruments	1,200	1,200
Foreign currency instruments	586	586
Fair value liabilities:
Commodity futures instruments	(1,587)	(1,587)
Commodity options instruments	(2,196)	(2,196)
Foreign currency instruments	(387)	(387)

	December 25, 2016
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$5,341	$5,341
Commodity options instruments	98	98
Foreign currency instruments	516	516
Fair value liabilities:
Commodity futures instruments	(4,063)	(4,063)
Commodity option instruments	(2,764)	(2,764)
Foreign currency instruments	(153)	(153)
See “Note 7. Derivative Financial Instruments” for additional information.
Fair value and carrying value for our fixed-rate debt obligation is as follows:

	September 24, 2017		December 25, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(500,000)	$(521,250)	$(500,000)	$(503,395)
Fixed-rate senior notes payable at 6.25%, at Level 1 inputs	(401,983)	(415,622)	(369,736)	(389,709)
Chattels Mortgages, at Level 3 inputs	(1,015)	(989)	(1,432)	(1,379)
See “Note 11. Long-Term Debt and Other Borrowing Arrangements” for additional information.

The valuation of financial assets and liabilities classified in Level 1 is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of financial assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations. For each class of assets and liabilities not measured at fair value in the Condensed Consolidated and Combined Balance Sheet but for which fair value is disclosed, the Company is not required to provide the quantitative disclosure about significant unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy.
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
Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated and Combined Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated and Combined Balance Sheets. The fair value of the Company’s Level 1 fixed-rate debt obligations was based on the quoted market price at September 24, 2017 or December 25, 2016, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows at September 24, 2017 or December 25, 2016, as applicable.
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

4.	TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	September 24, 2017	December 25, 2016
	(In thousands)
Trade accounts receivable	$612,983	$435,818
Notes receivable - current	5,130	630
Other receivables	14,644	15,766
Receivables, gross	632,757	452,214
Allowance for doubtful accounts	(7,955)	(6,661)
Receivables, net	$624,802	$445,553

Account receivable from related parties(a)	$970	$4,010
(a)    Additional information regarding accounts receivable from related parties is included in “Note 16. Related Party Transactions.”
Activity in the allowance for doubtful accounts for the thirty-nine weeks ended September 24, 2017 was as follows (in thousands):

Balance, beginning of period	$(6,661)
Provision charged to operating results	(1,962)
Account write-offs and recoveries	858
Effect of exchange rate	(190)
Balance, end of period	$(7,955)

5.	INVENTORIES
Inventories consisted of the following:

	September 24, 2017	December 25, 2016
	(In thousands)
Live chicken and hens	$471,394	$407,475
Feed, eggs and other	263,576	257,049
Finished chicken products	399,085	243,824
Total chicken inventories	1,134,055	908,348
Commercial feed and other	62,146	67,260
Total inventories	$1,196,201	$975,608

6.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	September 24, 2017		December 25, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$155,216	$155,216	$140,480	$140,480
Other	62	62	61	61
Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains and gross realized losses recognized during the thirteen and thirty-nine weeks ended September 24, 2017 and September 25, 2016 related to the Company’s available-for-sale securities were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments are historically disclosed in the Condensed Consolidated and Combined Statements of Cash Flows. No proceeds were received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments during the thirty-nine weeks ended September 24, 2017 and September 25, 2016. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the thirty-nine weeks ended September 24, 2017 and September 25, 2016 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the thirty-nine weeks ended September 24, 2017 and September 25, 2016 is disclosed in “Note 14. Stockholders’ Equity - Accumulated Other Comprehensive Loss.”

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
The Company has operations in Mexico and Europe (including the U.K.) and, therefore, has exposure to translational foreign exchange risk when the financial results of those operations are remeasured in U.S. dollars. The Company has purchased foreign currency forward contracts to manage this translational foreign exchange risk.
The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated and Combined Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts.
We have not designated certain derivative financial instruments that we have purchased to mitigate commodity purchase or foreign currency transaction exposures on our Mexico operations as cash flow hedges. Items designated as cash flow hedges are disclosed and described further below. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated and Combined Statements of Income.
We have designated certain derivative financial instruments related to our U.K. and Europe segment that we have purchased to mitigate foreign currency transaction exposures as cash flow hedges. Before the settlement date of the financial derivative instruments, we recognize changes in the fair value of the effective portion of the cash flow hedge into accumulated other comprehensive income (“AOCI”) while we recognize changes in the fair value of the ineffective portion immediately in earnings. When the derivative financial instruments associated with the effective portion are settled, the amount in AOCI is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated and Combined Statements of Income.
The Company recognized net gains of $6.9 million and net losses of $16.7 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively. The Company also recognized net gains of $7.3 million and net losses of $10.5 million related to changes in the fair value of its derivative financial instruments during the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	September 24, 2017	December 25, 2016
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$3,368	$5,439
Commodity derivative liabilities	(3,782)	(6,827)
Foreign currency derivative assets	586	516
Foreign currency derivative liabilities	(387)	(153)
Cash collateral posted with brokers	4,841	4,979
Derivatives coverage(a):
Corn	0.7%	2.3%
Soybean meal	0.2%	0.3%
Period through which stated percent of needs are covered:
Corn	September 2018	September 2018
Soybean meal	August 2018	July 2017

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(In thousands)
Foreign currency derivatives	$(779)	$(220)	$(128)	$132
Total	$(779)	$(220)	$(128)	$132

	Net Realized Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(In thousands)
Foreign currency derivatives	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(In thousands)
Foreign currency derivatives	$—	$285	$(9)	$35
Total	$—	$285	$(9)	$35

At September 24, 2017, the before-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated and Combined Statements of Income during the next twelve months are $1.2 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) to earnings.

The Company reported a $16.9 million adjustment resulting from the translation of a British pound-denominated note payable owed to JBS S.A. as a component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet as of September 24, 2017. The Company designated this note payable as a hedge of its net investment in Moy Park.

8.	GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the thirty-nine weeks ended September 24, 2017 was as follows:

	December 25, 2016	Additions	Currency Translation	September 24, 2017
	(In thousands)
United States	$—	$41,936	$—	$41,936
U.K. and Europe	761,613	—	66,425	828,038
Mexico	125,608	—	—	125,608
Total	$887,221	$41,936	$66,425	$995,582
Identified intangible assets consisted of the following:

	December 25, 2016			Periodic Activity				September 24, 2017
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Additions	Amortization	Currency Translation	Impairment	Net Carrying Amount
	(In thousands)
Identified intangible assets subject to amortization:
Trade names	$41,369	$(37,029)	$4,340	$38,200	$(2,794)	$61	$—	$39,807
Customer relationships	171,152	(72,327)	98,825	92,900	(16,418)	5,851		181,158
Non-compete agreements	300	(300)	—	20	(5)	—	—	15
Identified intangible assets not subject to amortization:
Trademarks	368,426	—	368,426	—	—	31,287	—	399,713
Total identified intangible assets	$581,247	$(109,656)	$471,591	$131,120	$(19,217)	$37,199	$—	$620,693
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years

9.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	September 24, 2017	December 25, 2016
	(In thousands)
Land	$204,176	$150,127
Buildings	1,650,262	1,487,353
Machinery and equipment	2,442,031	2,268,526
Autos and trucks	56,641	58,454
Construction-in-progress	237,323	255,086
PP&E, gross	4,590,433	4,219,546
Accumulated depreciation	(2,514,086)	(2,385,561)
PP&E, net	$2,076,347	$1,833,985
The Company recognized depreciation expense of $63.8 million and $53.4 million during the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively. The Company recognized depreciation expense of $181.1 million and $156.9 million during the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively.
During the thirty-nine weeks ended September 24, 2017, Pilgrim's spent $258.4 million on capital projects and transferred $272.5 million of completed projects from construction-in-progress to depreciable assets. During the thirty-nine weeks ended September 25, 2016, the Company spent $221.0 million on capital projects and transferred $176.8 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the thirty-nine weeks ended September 24, 2017 to improve efficiencies and reduce costs.
During the thirty-nine weeks ended September 24, 2017, the Company sold certain PP&E for cash of $2.6 million and recognized net gains on these sales of $0.5 million. PP&E sold in the thirty-nine weeks ended September 24, 2017 included a processing plant in Texas, a feed mill in Arkansas, poultry farms in Alabama and Texas, vacant land in Texas and miscellaneous equipment. During the thirty-nine weeks ended September 25, 2016, the Company sold certain PP&E for cash of $13.0 million and recognized net gains on these sales of $7.3 million. PP&E sold in the thirty-nine weeks ended September 25, 2016 included a processing plant in Louisiana, poultry farms in Mexico and Texas, an office building in Texas, vacant land in Alabama and Texas, and miscellaneous equipment.
 Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing complex in Alabama, a processing plant in Dublin, Ireland, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At September 24, 2017 and December 25, 2016, the Company reported properties and related assets totaling $2.8 million and $5.3 million, respectively, in the line item Assets held for sale on its Condensed Consolidated and Combined Balance Sheets. The fair values of the Alabama processing complex, which was classified as an asset held for sale as of June 25, 2017, and the Dublin processing plant, which was classified as an asset held for sale as of September 24, 2017, were both based on quoted market prices.
The Company tested the recoverability of its Alabama processing complex held for sale as of June 25, 2017 and September 24, 2017. The Company determined that the aggregate carrying amount at June 25, 2017 of this asset group was not recoverable over the remaining life of the primary asset in the group and recognized impairment cost of $3.5 million related to the U.S. segment, which it reported in the line item Administrative restructuring charges on its Condensed Consolidated and Combined Statements of Income. The Company determined that the aggregate carrying amount st September  24, 2017 of this asset group was recoverable over the remaining life of the primary asset in the group.
The Company tested the recoverability of the Dublin processing plant held for sale as of September 24, 2017. The Company determined that the aggregate carrying amount at September 26, 2014 of this asset group was not recoverable over the remaining life of the primary asset in the group and recognized impairment cost of $1.6 million related to the U.K. and Europe segment, which it reported in the line item Administrative restructuring charges on its Condensed Consolidated and Combined Statements of Income.
The Company did not recognize impairment cost during the thirteen or thirty-nine weeks ended September 25, 2016.
The Company has closed or idled various processing complexes, processing plants, hatcheries, broiler farms, and feed mills throughout the U.S. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At September 24, 2017, the carrying amounts of these idled assets totaled $50.4 million based on depreciable value of $169.4 million and accumulated depreciation of $119.0 million.
The Company last tested the recoverability of its long-lived assets held and used in December 2016. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the thirty-nine weeks ended September 24, 2017 that required the Company to test its long-lived assets held and used for recoverability.

10.	CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	September 24, 2017	December 25, 2016
	(In thousands)
Accounts payable:
Trade accounts	$653,248	$722,495
Book overdrafts	77,189	63,577
Other payables	13,091	4,306
Total accounts payable	743,528	790,378
Accounts payable to related parties(a)	7,091	4,468
Accrued expenses and other current liabilities:
Compensation and benefits	168,551	160,591
Interest and debt-related fees	16,452	10,907
Insurance and self-insured claims	80,210	82,544
Derivative liabilities:
Commodity futures	1,587	4,063
Commodity options	2,196	2,764
Foreign currency derivatives	387	153
Other accrued expenses	147,093	85,999
Total accrued expenses and other current liabilities	416,476	347,021
	$1,167,095	$1,141,867
(a)    Additional information regarding accounts payable to related parties is included in “Note 16. Related Party Transactions.”

11.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	September 24, 2017	December 25, 2016
		(In thousands)
Long-term debt and other long-term borrowing arrangements:
Senior notes payable at 5.75%	2025	$500,000	$500,000
Senior notes payable at 6.25%	2021	401,982	369,736
U.S. Credit Facility (defined below):
Term note payable at 2.55%	2022	790,000	500,000
Revolving note payable at 2.48%	2022	73,262	—
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 0.95%	2019	84,524	23,304
Moy Park Multicurrency Revolving Facility with notes payable at LIBOR rate plus 2.5%	2018	9,953	11,985
Moy Park Receivable with payables at LIBOR plus 1.5%	2020	—	—
Moy Park France Invoice Discounting Revolver with payables at EURIBOR plus 0.8%	2018	3,930	8,918
Chattels mortgages with payables at weighted average of 3.74%	Various	1,015	1,432
JBS S.A. Promissory Note at 0.0%	2018	753,705	—
Term Loan Agence L'eau	2018	6	6
Capital lease obligations	Various	10,703	14,600
Long-term debt		2,629,080	1,429,981
Less: Current maturities of long-term debt		(61,811)	(15,712)
Long-term debt, less current maturities		2,567,269	1,414,269
Less: Capitalized financing costs		(18,694)	(18,145)
Long-term debt, less current maturities, net of capitalized financing costs:		$2,548,575	$1,396,124
U.S. Senior Notes
On March 11, 2015, the Company completed a sale of $500.0 million aggregate principal amount of its 5.75% senior notes due 2025 (the “Senior Notes due 2025”). The Company used the net proceeds from the sale of the Senior Notes due 2025 to repay $350.0 million and $150.0 million of the term loan indebtedness under the U.S. Credit Facility (defined below) on March 12, 2015 and April 22, 2015, respectively. On September 29, 2017, the Company completed an add-on offering of $250.0 million of the Senior Notes due 2025 (the “Additional Senior Notes due 2025”). The Additional Senior Notes due 2025 will be treated as a single class with the existing Senior Notes due 2025 for all purposes under the 2015 Indenture (defined below) and will have the same terms as those of the existing Senior Notes due 2025. The Additional Senior Notes due 2025 were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Senior Notes due 2025 and the Additional Senior Notes due 2025 are governed by, and were issued pursuant to, an indenture dated as of March 11, 2015 by and among the Company, its guarantor subsidiary and Wells Fargo Bank, National Association, as trustee (the “2015 Indenture”). The 2015 Indenture provides, among other things, that the Senior Notes due 2025 and the Additional Senior Notes due 2025 bear interest at a rate of 5.75% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on September 15, 2015 for the Senior Notes due 2025 and March, 15 2018 for the Additional Senior Notes due 2025. The Senior Notes due 2025 and the Additional Senior Notes due 2025 are guaranteed on a senior unsecured basis by the Company’s guarantor subsidiary. In addition, any of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2025 and the Additional Senior Notes due 2025. The Senior Notes due 2025 and the Additional Senior Notes due 2025 and related guarantees are unsecured senior obligations of the Company and its guarantor subsidiary and rank equally with all of the Company’s and its guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes due 2025 and the Additional Senior Notes due 2025 and the 2015 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2025 and the Additional Senior Notes due 2025 when due, among others.

On September 29, 2017, the Company completed a sale of $600.0 million aggregate principal amount of its 5.875% senior notes due 2027 (the “Senior Notes due 2027”). The Company used the net proceeds from the sale of the Senior Notes due 2027 to repay in full the JBS S.A. Promissory Note (defined below) issued as part of the Moy Park acquisition. The Senior Notes due 2027 were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Senior Notes due 2027 are governed by, and were issued pursuant to, an indenture dated as of September 29, 2017 by and among the Company, its guarantor subsidiary and U.S. Bank National Association, as trustee (the “2017 Indenture”). The 2017 Indenture provides, among other things, that the Senior Notes due 2027 bear interest at a rate of 5.875% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on March 30, 2018. The Senior Notes due 2027 are guaranteed on a senior unsecured basis by the Company’s guarantor subsidiary. In addition, any of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2027. The Senior Notes due 2027 and related guarantees are unsecured senior obligations of the Company and its guarantor subsidiary and rank equally with all of the Company’s and its guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes due 2027 and the 2017 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2027 when due, among others.
Moy Park Senior Notes
On May 29, 2014, Moy Park (Bondco) Plc completed the sale of a £200.0 million aggregate principal amount of its 6.25% senior notes due 2021 (the “Moy Park Notes”). On April 17, 2015, an add-on offering of £100.0 million of the Moy Park Notes (the “Additional Moy Park Notes”) was completed. The Moy Park Notes and the Additional Moy Park Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Moy Park Notes and the Additional Moy Park Notes are governed by, and were issued pursuant to, an indenture dated as of May 29, 2014 by Moy Park (Bondco) Plc, as issuer, Moy Park Holdings (Europe) Limited, Moy Park (Newco) Limited, Moy Park Limited, O’Kane Poultry Limited, as guarantors, and The Bank of New York Mellon, as trustee (the “Moy Park Indenture”). The Moy Park Indenture provides, among other things, that the Moy Park Notes and the Additional Moy Park Notes bear interest at a rate of 6.25% per annum from the date of issuance until maturity, payable semiannually in cash in arrears, beginning on November 29, 2014 for the Moy Park Notes and May 28, 2015 for the Additional Moy Park Notes. The Moy Park Notes and the Additional Moy Park Notes are guaranteed by each of the subsidiary guarantors described above. The Moy Park Indenture contains customary covenants and events of default that may limit Moy Park (Bondco) Plc’s ability and the ability of certain subsidiaries to incur additional debt, declare or pay dividends or make certain investments, among others.
On November 2, 2017, Moy Park (Bondco) Plc announced the final results of its previously announced tender offer to purchase for cash any and all of its issued and outstanding Moy Park Notes and Moy Park Additional Notes. As of November 2, 2017, £1,185,000 principal amount of Moy Park Notes and Moy Park Additional Notes had been validly tendered (and not validly withdrawn). Moy Park (Bondco) Plc has purchased all validly tendered (and not validly withdrawn) Moy Park Notes and Moy Park Additional Notes on or prior to November 2, 2017, with such settlement occurring on November 3, 2017.
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
The revolving loan commitment under the U.S. Credit Facility matures on May 6, 2022. All principal on the Term Loans is due at maturity on May 6, 2022. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of September 24, 2017, the company had Term Loans outstanding totaling $790.0 million and the amount available for borrowing under the revolving loan commitment was $631.9 million. The Company had letters of credit of $44.8 million and borrowings of $73.3 million outstanding under the revolving loan commitment as of September 24, 2017.

The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through September 24, 2017 and, thereafter, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through September 24, 2017 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
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
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility is scheduled to mature on September 27, 2019. As of September 24, 2017, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $84.5 million, and there were $84.5 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 8.33%. As of September 24, 2017, the U.S. dollar-equivalent borrowing availability was less than $0.1 million.
Moy Park Multicurrency Revolving Facility Agreement
On March 19, 2015, Moy Park Holdings (Europe) Limited, a subsidiary of Granite Holdings Sàrl, and its subsidiaries, entered into an agreement with Barclays Bank plc which matures on March 19, 2018. The agreement provides for a multicurrency revolving loan commitment of up to £20.0 million. As of September 24, 2017, the U.S. dollar-equivalent loan commitment under Moy Park multicurrency revolving facility was $26.8 million and there were $10.0 million outstanding borrowings. Outstanding borrowings under the facility bear interest at a per annum rate equal to LIBOR plus a margin determined by Company’s Net Debt to EBITDA ratio. The current margin stands at 2.5%. As of September 24, 2017, the U.S. dollar-equivalent borrowing availability was $16.8 million.
The facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain assets sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of the Moy Park's assets.
Moy Park Receivables Finance Agreement
Moy Park Limited, a subsidiary of Granite Holdings Sàrl, entered into a £45.0 million receivables finance agreement on January 29, 2016 (the “Receivables Finance Agreement”), with Barclays Bank plc, which matures on January 29, 2020. As of September 24, 2017, the U.S. dollar-equivalent loan commitment under the Receivables Finance Agreement was $60.3 million and there were no outstanding borrowings. Outstanding borrowings under the facility bear interest at a per annum rate equal to LIBOR plus 1.5%. The Receivables Finance Agreement includes an accordion feature that allows us, at any time, to increase the commitments by up to an additional £15.0 million (U.S. dollar-equivalent $20.1 million as of September 24, 2017), subject to the satisfaction of certain conditions.
The Receivables Finance Agreement contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.

Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl, a subsidiary of Granite Holdings Sàrl, entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was increased €10.0 million in September 2016 to €30.0 million. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated with three months’ notice. As of September 24, 2017, the U.S. dollar-equivalent loan commitment under the Invoice Discounting Facility was $35.7 million and there were $3.9 million outstanding borrowings. As of September 24, 2017, the U.S. dollar-equivalent borrowing availability was $31.8 million. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
JBS S.A. Promissory Note
On September 8, 2017, Onix Investments UK Ltd., a wholly owned subsidiary of Pilgrim’s Pride Corporation, executed a subordinated promissory note payable to JBS S.A. (the “JBS S.A. Promissory Note”) for £562.5 million, which had a maturity date of September 6, 2018. Interest on the outstanding principal balance of the JBS S.A. Promissory Note accrued at the rate per annum equal to (i) from and after November 8, 2017 and prior to January 7, 2018, 4.00%, (ii) from and after January 7, 2018 and prior to March 8, 2018, 6.00% and (iii) from and after March 8, 2018, 8.00%. The JBS S.A. Promissory Note was repaid in full on October 2, 2017 using the net proceeds from the sale of Senior Notes due 2027 and the Additional Senior Notes due 2025.

12.	INCOME TAXES
The Company recorded income tax expense of $278.0 million, a 32.2% effective tax rate, for the thirty-nine weeks ended September 24, 2017 compared to income tax expense of $203.0 million, a 34.0% effective tax rate, for the thirty-nine weeks ended September 25, 2016. The increase in income tax expense in 2017 resulted primarily from an increase in pre-tax income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 24, 2017, the Company did not believe it had sufficient positive evidence to conclude that realization of its federal capital loss carry forwards and a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the thirty-nine weeks ended September 24, 2017 and September 25, 2016, there is a tax effect of $4.5 million and $4.2 million, respectively, reflected in other comprehensive income.
Beginning in 2017, as a result of new FASB guidance on share-based payments, excess tax benefits are now required to be reported in income tax expense rather than in additional paid-in capital. For the thirty-nine weeks ended September 24, 2017, there is an immaterial tax effect reflected in income tax expense due to excess tax benefits related to share-based compensation. For the thirty-nine weeks ended September 25, 2016, there is no tax effect reflected in additional paid-in capital due to excess tax benefits related to share-based compensation. See “Note 1. Description of Business and Basis of Presentation” for additional information.
The Company and its subsidiaries file a variety of consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In general, tax returns filed by our company and our subsidiaries for years prior to 2010 are no longer subject to examination by tax authorities.
The United States Fifth Circuit Court of Appeals rendered judgment in favor of the Company regarding the IRS’ amended proof of claim relating to the tax year ended June 26, 2004 for Gold Kist Inc. (“Gold Kist”). See “Note 17. Commitments and Contingencies” for additional information.

13.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans totaled $2.8 million and $2.3 million in the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively, and $8.0 million and $6.9 million in the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated and Combined Balance Sheets for these defined benefit plans were as follows:

	Thirty-Nine Weeks Ended September 24, 2017		Thirty-Nine Weeks Ended September 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$167,159	$1,648	$165,952	$1,672
Interest cost	4,178	38	4,189	38
Actuarial losses (gains)	9,433	25	12,233	95
Benefits paid	(7,571)	(111)	(7,274)	(105)
Projected benefit obligation, end of period	$173,199	$1,600	$175,100	$1,700

	Thirty-Nine Weeks Ended September 24, 2017		Thirty-Nine Weeks Ended September 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$97,526	$—	$96,947	$—
Actual return on plan assets	9,321	—	4,769	—
Contributions by employer	10,538	111	8,983	105
Benefits paid	(7,571)	(111)	(7,274)	(105)
Fair value of plan assets, end of period	$109,814	$—	$103,425	$—

	September 24, 2017		December 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(63,385)	$(1,600)	$(69,633)	$(1,648)

	September 24, 2017		December 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated and Combined Balance Sheets at end of period:	(In thousands)
Current liability	$(13,098)	$(147)	$(13,113)	$(147)
Long-term liability	(50,287)	(1,453)	(56,520)	(1,501)
Recognized liability	$(63,385)	$(1,600)	$(69,633)	$(1,648)

	September 24, 2017		December 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss (gain)	$49,847	$(6)	$46,494	$(31)
The accumulated benefit obligation for our defined benefit pension plans was $173.2 million and $167.2 million at September 24, 2017 and December 25, 2016, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at September 24, 2017 and December 25, 2016, respectively. As of September 24, 2017, the weighted average duration of our defined benefit pension obligation is 32.72 years.

Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended September 24, 2017		Thirteen Weeks Ended September 25, 2016		Thirty-Nine Weeks Ended September 24, 2017		Thirty-Nine Weeks Ended September 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,392	$13	$1,396	$12	$4,178	$38	$4,189	$38
Estimated return on plan assets	(1,314)	—	(1,314)	—	(3,940)	—	(3,942)	—
Amortization of net loss	233	—	165	—	699	—	494	—
Net costs	$311	$13	$247	$12	$937	$38	$741	$38
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	September 24, 2017		December 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	3.87%	3.41%	4.31%	3.81%

	Thirty-Nine Weeks Ended September 24, 2017		Thirty-Nine Weeks Ended September 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	4.32%	3.81%	4.47%	4.47%
Expected return on plan assets	5.50%	NA	5.50%	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of September 24, 2017 and December 25, 2016, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale.
The sensitivity of the projected benefit obligation for pension benefits to changes in the discount rate is set out below. The impact of a change in the discount rate of 0.25% on the projected benefit obligation for other benefits is less than $1,000. This sensitivity analysis is based on changing one assumption while holding all other assumptions constant. In practice, this is unlikely to occur, and changes in some of the assumptions may be correlated. When calculating the sensitivity of the defined benefit obligation to variations in significant actuarial assumptions, the same method (present value of the defined benefit obligation calculated with the projected unit credit method at the end of the reporting period) has been applied as for calculating the liability recognized in the Condensed Consolidated and Combined Balance Sheets.

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(4,786)	$5,088
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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	September 24, 2017	December 25, 2016
Cash and cash equivalents	—%	—%
Pooled separate accounts(a):
Equity securities	5%	5%
Fixed income securities	5%	5%
Common collective trust funds(a):
Equity securities	61%	60%
Fixed income securities	29%	30%
Total assets	100%	100%

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

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of September 24, 2017 and December 25, 2016:

	September 24, 2017				December 25, 2016
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$146	$—	$—	$146	$119	$—	$—	$119
Pooled separate accounts:
Large U.S. equity funds(d)	—	3,228	—	3,228	—	3,302	—	3,302
Small/Mid U.S. equity funds(e)	—	388	—	388	—	406	—	406
International equity funds(f)	—	1,585	—	1,585	—	1,231	—	1,231
Fixed income funds(g)	—	5,024	—	5,024	—	4,867	—	4,867
Common collective trusts funds:
Large U.S. equity funds(d)	—	27,077	—	27,077	—	24,547	—	24,547
Small U.S. equity funds(e)	—	19,853	—	19,853	—	17,344	—	17,344
International equity funds(f)	—	20,306	—	20,306	—	17,006	—	17,006
Fixed income funds(g)	—	32,207	—	32,207	—	28,704	—	28,704
Total assets	$146	$109,668	$—	$109,814	$119	$97,407	$—	$97,526

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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
Benefit Payments
The following table reflects the benefits as of September 24, 2017 expected to be paid through 2026 from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2017 (remaining)	$4,241	$37
2018	11,617	147
2019	11,088	146
2020	11,019	144
2021	10,790	142
2022-2026	49,927	640
Total	$98,682	$1,256
We anticipate contributing $0.1 million and less than $0.1 million, as required by funding regulations or laws, to our pension plans and other postretirement plans, respectively, during the remainder of 2017.

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Thirty-Nine Weeks Ended September 24, 2017		Thirty-Nine Weeks Ended September 25, 2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$46,494	$(31)	$38,115	$(79)
Amortization	(699)	—	(494)	—
Curtailment and settlement adjustments	—	—	—	—
Actuarial loss (gain)	9,433	25	12,233	95
Asset loss (gain)	(5,381)	—	(828)	—
Net actuarial loss (gain), end of period	$49,847	$(6)	$49,026	$16
The Company expects to recognize in net pension cost throughout the remainder of 2017 an actuarial loss of $0.2 million that was recorded in accumulated other comprehensive loss at September 24, 2017.
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
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

14.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Thirty-Nine Weeks Ended September 24, 2017(a)
	Gains (Losses) Related to Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(265,714)	$99	$(64,243)	$—	$(329,858)
Granite Holdings Sàrl common-control transaction	204,577	(1,368)	—	—	203,209
Other comprehensive income (loss) before reclassifications	92,364	(137)	(2,539)	—	89,688
Amounts reclassified from accumulated other comprehensive loss to net income	—	9	435	—	444
Net current period other comprehensive income (loss)	92,364	(128)	(2,104)	—	90,132
Balance, end of period	$31,227	$(1,397)	$(66,347)	$—	$(36,517)

	Thirty-Nine Weeks Ended September 25, 2016(a)
	Losses Related to Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(32,482)	$(61)	$(58,997)	$67	$(91,473)
Other comprehensive income (loss) before reclassifications	(171,509)	167	(7,158)	265	$(178,235)
Amounts reclassified from accumulated other comprehensive loss to net income	—	(35)	307	(332)	$(60)
Net current period other comprehensive income (loss)	(171,509)	132	(6,851)	(67)	(178,295)
Balance, end of period	$(203,991)	$71	$(65,848)	$—	$(269,768)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

	Amounts Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Thirty-Nine Weeks Ended September 24, 2017	Thirty-Nine Weeks Ended September 25, 2016	Affected Line Item in the Condensed Consolidated and Combined Statements of Income
	(In thousands)
Realized gain (loss) on settlement of derivative financial instruments classified as cash flow hedges	$(9)	$35	Cost of sales
Realized gain on sale of securities	—	534	Interest income
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(18)	(15)	Cost of sales
Legacy Gold Kist plans(c)(d)	(212)	(149)	Cost of sales
Legacy Gold Kist plans(c)(d)	(469)	(330)	Selling, general and administrative expense
Total before tax	(708)	75
Tax benefit (expense)	264	(15)
Total reclassification for the period	$(444)	$60

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Pilgrim’s Pride Retirement Plan for Union Employees, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

(d)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 13. Pension and Other Postretirement Benefits” to the Condensed Consolidated and Combined Financial Statements.

Share Repurchase Program and Treasury Stock
On July 28, 2015, the Company’s Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. On February 8, 2017, the Company's Board of Directors further extended the program expiration to August 9, 2017. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of September 24, 2017, the Company had repurchased approximately 11.4 million shares under this program with a market value at the time of purchase of approximately $231.8 million. The Company accounted for the shares repurchased using the cost method.
Restrictions on Dividends
The U.S. Credit Facility, the 2015 Indenture governing the Senior Notes due 2025 and the 2017 Indenture governing the Senior Notes due 2027 restrict, but do not prohibit, the Company from declaring dividends.

15.	INCENTIVE COMPENSATION
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $20.7 million in costs related to the STIP at September 24, 2017 related to cash bonus awards that could potentially be awarded during the remainder of 2017 and 2018. The Company assumed responsibility for the JFC LLC Long-Term Equity Incentive Plan dated January 1, 2014, as amended (the “JFC LTIP”) through its acquisition of GNP on January 6, 2017. The Company has accrued $3.4 million in costs related to the JFC LTIP at September 24, 2017. The Company assumed responsibility for the Moy Park Incentive Plan dated January 1, 2013, as amended (the “MPIP”) through its acquisition of Moy Park on September 8, 2017. The Company has accrued $0.6 million in costs related to the MPIP at September 24, 2017.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). At September 24, 2017, we have reserved approximately 4.8 million shares of common stock for future issuance under the LTIP.

The following awards were outstanding during the thirty-nine weeks ended September 24, 2017:

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

(d)	Performance conditions associated with these awards were not satisfied. Therefore, 100% of the awards were forfeited during the thirty-nine weeks ended September 24, 2017.

(e)	The subject RSUs will vest in ratable tranches on December 31, 2018, December 31, 2019, and December 31, 2020.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(In thousands)
Share-based compensation cost:
Cost of sales	$32	$449	$219	$710
Selling, general and administrative expense	475	3,086	2,235	4,694
Total	$507	$3,535	$2,454	$5,404

Income tax benefit	$132	$1,083	$733	$1,633

The Company’s RSU activity is included below:

	Thirty-Nine Weeks Ended September 24, 2017		Thirty-Nine Weeks Ended September 25, 2016
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
Outstanding at beginning of period	906	$20.00	774	$19.30
Granted	462	18.72	251	25.36
Vested	(486)	17.73	—	—
Forfeited	(251)	25.36	(193)	24.51
Outstanding at end of period	631	$18.68	832	$19.92
The total fair value of awards vested during the thirty-nine weeks ended September 24, 2017 was $8.6 million. No awards vested during the thirty-nine weeks ended September 25, 2016.
At September 24, 2017, the total unrecognized compensation cost related to all nonvested awards was $8.5 million. That cost is expected to be recognized over a weighted average period of 2.06 years.
Historically, we have issued new shares to satisfy award conversions.

16.	RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(In thousands)
JBS S.A.:
JBS S.A. Promissory Note(a)	$753,704	$—	$753,704	$—
Expenditures paid by JBS S.A. on behalf of Pilgrim's Pride Corporation(b)	—	5,887	3,824	5,887
Expenditures paid by Pilgrim's Pride Corporation on behalf of JBS S.A.(b)	—	—	5	19
JBS USA Food Company Holdings:
Letter of credit fees(c)	—	—	—	202
JBS USA Food Company:
Purchases from JBS USA Food Company(d)	31,161	28,799	83,444	75,687
Expenditures paid by JBS USA Food Company on behalf of Pilgrim’s Pride Corporation(e)	10,856	17,242	29,127	33,568
Sales to JBS USA Food Company(d)	4,221	4,819	13,618	12,235
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA Food Company(e)	1,516	1,142	3,976	9,858
JBS Chile Ltda.:
Sales to JBS Chile Ltda.	—	126	—	438
JBS Global (UK) Ltd.:
Sales to JBS Global (UK) Ltd.	—	—	19,217	122
JBS Five Rivers:
Sales to JBS Five Rivers	7,271	—	23,787	—
J&F Investimentos Ltd..:
Sales to J&F Investimentos Ltd.(f)	—	—	104	—
JBS Seara International Ltd.:
Sales to JBS Seara International Ltd.(g)	2	—	2	—
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS Seara International Ltd.(g)	—	—	—	43
Toledo International NV:
Purchases from Toledo International NV(h)	149	67	190	67
Sales to Toledo International NV(h)	—	—	—	148
JBS Seara Alimentos:
Purchases from JBS Seara Alimentos(i)	—	—	64	—
JBS Seara Meats B.V.:
Purchases from JBS Seara Meats B.V.(j)	3,343	5,702	9,719	16,730
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS Seara Meats B.V.(j)	—	—	4	—

(a)
On September 8, 2017, Onix Investments UK Ltd., a wholly owned subsidiary of the Company, executed the JBS S.A. Promissory Note, which had a maturity date of September 6, 2018. Interest on the outstanding principal balance of the JBS S.A. Promissory Note accrued at the rate per annum equal to (i) from and after November 8, 2017 and prior to January 7, 2018, 4.00%, (ii) from and after January 7, 2018 and prior to March 8, 2018, 6.00% and (iii) from and after March 8, 2018, 8.00%. The JBS S.A. Promissory Note was repaid in full on October 2, 2017.

(b)	There was no outstanding receivable from JBS S.A. at September 24, 2017. The outstanding receivable from JBS S.A. at December 25, 2016 was less than $0.1 million, respectively.

(c)
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

(d)
We routinely execute transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of September 24, 2017 and December 25, 2016, the outstanding payable to JBS USA was $5.6 million and $1.4 million, respectively. As of September 24, 2017 and December 25, 2016, the outstanding receivable from JBS USA was $0.9 million and $3.8 million, respectively. As of September 24, 2017, approximately $0.7 million of goods from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.

(e)
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

(f)
The outstanding receivable from J&F Investimentos Ltd. at September 24, 2017 was less than $0.1 million. There was no outstanding receivable or payable from J&F Investimentos Ltd. at December 25, 2016.

(g)
The outstanding receivable from JBS Seara International Ltd. at September 24, 2017 and December 25, 2016 was less than $0.1 million, respectively. There was no outstanding payable from JBS Seara International Ltd. at September 24, 2017 and December 25, 2016.

(h)
There was no outstanding receivable from Toledo International NV at September 24, 2017 and December 25, 2016. The outstanding payable from Toledo International NV at September 24, 2017 and December 25, 2016 was less than $0.1 million, respectively.

(i)	There was no outstanding receivable or payable from JBS Seara Alimentos at September 24, 2017 and December 25, 2016.

(j)
There was no outstanding receivable from JBS Seara Meats B.V. at September 24, 2017 and December 25, 2016. The outstanding payable from JBS Seara Meats B.V. at September 24, 2017 and December 25, 2016 was $1.3 million and $3.0 million, respectively.

The Company entered into a tax sharing agreement during 2014 with JBS USA Holdings effective for tax years starting in 2010. The net tax receivable of $5.0 million for tax year 2016 was accrued in 2016 and paid in February 2017. The net tax receivable of $3.7 million for tax year 2015 was accrued in 2015 and paid in January 2016.

17.	COMMITMENTS AND CONTINGENCIES
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
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of Pilgrim’s common stock between February 21, 2014 and October 4, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against the Company and its named executive officers. The complaint alleges, among other things, that the Company’s SEC filings contained statements that were rendered materially false and misleading by its failure to disclose that (i) Pilgrim's colluded with several of its industry peers to fix prices in the broiler chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) the Company's conduct constituted a violation of federal antitrust laws, (iii) Pilgrim's revenues during the class period were the result of illegal conduct and (iv) the Company lacked effective internal control over financial reporting, as well as stating that Pilgrim's industry was anticompetitive. On April 4, 2017, the court appointed another stockholder, George James Fuller, as lead plaintiff. On April 26, 2017, the court set a briefing schedule for the filing of an amended complaint and the defendants' motion to dismiss. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2016. The defendants moved to dismiss on June 12, 2017, and the plaintiff filed its Opposition on July 12, 2017. The defendants replied on August 1, 2017. The Court’s decision on the motion is currently pending.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against Pilgrim's and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed class action complaint styled as In re Broiler Chicken Antitrust Litigation, Case No. CIV-17-033-RJS. The defendants (including PPC) moved to dismiss the consolidated amended complaint on September 9, 2017. Briefing on the motions will be complete on November 22, 2017, and a hearing on the motions has been scheduled for January 19, 2018. In addition, on August 29, 2017, PPC filed a Motion to Enforce Confirmation Order Against Growers in the U.S. Bankruptcy Court in the Eastern District of Texas (In re Pilgrim’s Pride Corporation, Case No. 08-45664 (DML) seeking an order enjoining the Grower Plaintiffs from pursuing the class action against PPC. A hearing on this motion was held October 12, 2017. The Court’s decision on the motion is currently pending.
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
J&F Investigation
On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and the companies controlled by J&F, the “J&F Group”) (including two former directors of the Company), a company organized in Brazil and an indirect controlling stockholder of the Company, entered into plea bargain agreements (the “Plea Bargain Agreements”) with the Brazilian Federal Prosecutor’s Office (Ministério Público Federal) (“MPF”) in connection with certain illicit conduct involving improper payments made to Brazilian politicians, government officials and other individuals in Brazil committed by or on behalf of J&F and certain J&F Group companies. The details of such illicit conduct are set forth in separate annexes to the Plea Bargain Agreements, and include admissions of improper payments to politicians and political parties in Brazil over the last 10 years in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.
Pursuant to the terms of the Plea Bargain Agreements, the MPF agreed to grant immunity to the officers in exchange for such officers agreeing, among other considerations, to: (1) pay fines totaling $225.0 million; (2) cooperate with the MPF, including providing supporting evidence of the illicit conduct identified in the annexes to the Plea Bargain Agreements; and (3) present any previously undisclosed illicit conduct within 120 days following the execution of the Plea Bargain Agreements as long as the description of such conduct had not been omitted in bad faith. In addition, the Plea Bargain Agreements provide that the MPF may terminate any Plea Bargain Agreement and request that the Supreme Court of Brazil (Supremo Tribunal Federal) (“STF”) ratify such termination if any illicit conduct is identified that was not included in the annexes to the Plea Bargain Agreements.
On June 5, 2017, J&F, in its role as the controlling shareholder of the J&F Group, entered into a leniency agreement (the “Leniency Agreement”) with the MPF, whereby J&F assumed responsibility for the conduct that was described in the annexes to the Plea Bargain Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of R$10.3 billion, adjusted for inflation, over a 25-year period. In exchange, the MPF agreed not to initiate or propose any criminal, civil or administrative actions against J&F, the companies of the J&F Group or those officers of J&F with respect to such conduct. Pursuant to the terms of the Leniency Agreement, if the Plea Bargain Agreement is annulled by the STF, then the Leniency Agreement may also be terminated by the Fifth Chamber of Coordination and Reviews of the MPF or, solely with respect to the criminal related provisions of the Leniency Agreement, by the 10th Federal Court of the Federal District in Brasília, the authorities responsible for the ratification of the Leniency Agreement.
On August 24, 2017, the Fifth Chamber ratified the Leniency Agreement. On September 8, 2017, the 10th Federal Court ratified the Leniency Agreement. In compliance with the terms of the Leniency Agreement, J&F is conducting an internal investigation involving improper payments made in Brazil by or on behalf of J&F, certain companies of the J&F Group and certain officers of J&F (including two former directors of the Company). J&F has engaged outside advisors to assist it in conducting the investigation, including an assessment as to whether any of the misconduct disclosed to Brazilian authorities had any connection to the Company or Moy Park, or resulted in a violation of U.S. law. The internal investigation is ongoing and the Company is fully cooperating with J&F in connection with the investigation. We cannot predict when the investigation will be completed or the results of the investigation, including the outcome or impact of any government investigations or any resulting litigation.
On September 8, 2017, at the request of the MPF, the STF issued an order temporarily revoking the immunity from prosecution previously granted to Joesley Mendonça Batista and another executive of J&F in connection with the Plea Bargain Agreements. The MPF requested the revocation of their immunity following public disclosure of certain voice recordings involving them in which they discussed certain alleged illicit activities the MPF claims were not covered by the annexes to their respective Plea Bargain Agreements. On September 10, 2017, Joesley Mendonça Batista voluntarily turned himself into police in Brazil. On September 11, 2017, the 10th Federal Court suspended its ratification of the criminal provisions of the Leniency Agreement as a result of the STF’s temporary revocation of Joesley Mendonça Batista immunity under his Plea Bargain Agreement.  On October 11, 2017, Judge Vallisney de Souza of the 10th Federal Court revalidated the criminal provisions of the Leniency Agreement.
We cannot predict whether the Plea Bargain Agreements will be upheld or terminated by the STF, and, if terminated, whether the Leniency Agreement will be also terminated by either the Fifth Chamber and/or the 10th Federal Court, and to what extent. If the Leniency Agreement is terminated, in whole or in part, as a result of any Plea Bargain Agreement being terminated, this may materially adversely affect the public perception or reputation of the J&F Group, including the Company, and could have a material adverse effect on the J&F Group’s business, financial condition, results of operations and prospects. Furthermore, the termination of the Leniency Agreement may cause the termination of certain stabilization agreements entered into by JBS S.A. and certain of its subsidiaries, which would permit the lenders of the debt that is the subject to the terms of the stabilization agreements to accelerate their debt, which could have a material adverse effect on JBS S.A. and its subsidiaries (including the Company).
18.    SEGMENT REPORTING
We operate in three reportable segments: U.S., U.K. and Europe, and Mexico. We measure segment profit as operating income. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S.
On September 8, 2017, we acquired Moy Park, one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers, from JBS S.A. in a common-control transaction. Moy Park's results from operations subsequent to the common-control date of September 30, 2015 comprise the U.K. and Europe segment.

On January 6, 2017, the Company acquired GNP, a vertically integrated poultry business with locations in Minnesota and Wisconsin. GNP's results from operations subsequent to the acquisition date are included in the U.S. segment.
Information on segments and a reconciliation to income before income taxes are as follows:

Net sales	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(In thousands)
U.S.	$1,938,542	$1,724,625	$5,557,089	$5,072,351
U.K. and Europe	514,325	463,560	1,473,854	1,484,708
Mexico	341,018	307,096	994,568	950,622
Total net sales	$2,793,885	$2,495,281	$8,025,511	$7,507,681

Operating income	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(In thousands)
U.S.	$307,962	$141,195	$719,121	$480,280
U.K. and Europe	18,569	13,027	51,874	55,841
Mexico	45,692	22,603	146,241	108,856
Elimination	23	23	69	71
Total operating income	372,246	176,848	917,305	645,048
Interest expense, net of capitalized interest	24,636	19,119	66,315	58,480
Interest income	(2,128)	(253)	(3,600)	(2,000)
Foreign currency transaction gain	(888)	4,569	(2,500)	(1,769)
Miscellaneous, net	(1,083)	(2,371)	(5,198)	(7,327)
Income before income taxes	$351,709	$155,784	$862,288	$597,664
In addition to the net sales reported above, the U.S. segment also generated intersegment net sales of $21.0 million and $22.0 million in the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively, and intersegment net sales of $66.7 million and $70.6 million in the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively, from transactions with the Mexico segment. These intersegment net sales were transacted at market prices.

Goodwill	September 24, 2017	December 25, 2016
	(In thousands)
U.S.	$41,936	$—
U.K. and Europe	828,038	761,613
Mexico	125,608	125,608
Total goodwill	$995,582	$887,221

Assets	September 24, 2017	December 25, 2016
	(In thousands)
U.S.	$3,515,513	$2,472,931
U.K. and Europe	2,204,885	2,013,725
Mexico	947,112	840,088
Eliminations	(604,225)	(304,802)	(a)
Total assets	$6,063,285	$5,021,942

(a)
Eliminations for the period ended September 24, 2017 include the elimination of the U.S. segment's $191.7 million investment in the Mexico segment, the elimination of $111.2 million in intersegment receivables and payables between the U.S. and Mexico segments and the elimination of the U.S. segment's $301.3 million investment in the U.K. and Europe segment. Eliminations for the period ended December 25, 2016 include the elimination of the U.S. segment's $191.8 million investment in the Mexico segment and the elimination of $113.0 million in intersegment receivables and payables between the U.S. and Mexico segments.

19.    SUBSEQUENT EVENTS
On September 29, 2017, the Company completed an offering of $250.0 million Additional Senior Notes due 2025 and a sale of $600.0 million aggregate principal amount of the Senior Notes due 2027. The Company used the net proceeds from the sale of the Additional Senior Notes due 2025 and the Senior Notes due 2027 to repay in full the JBS S.A. Promissory Note issued as part of the Moy Park acquisition. See “Note 11. Long-Term Debt and Other Borrowing Arrangements” for additional information.
On October 24, 2017, the Company announced that it will close the Luverne, Minnesota, poultry processing facility effective December 29, 2017. The decision to close the facility will allow the Company to shift production and equipment to more efficient operations with the objective of enhancing synergies and better serving the Company’s key customers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands, and Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, The Netherlands, and Ireland. As of September 24, 2017, we had approximately 52,000 employees and the capacity to process approximately 45.2 million birds per work week for a total of approximately 12.8 billion pounds of live chicken annually. Approximately 5,100 contract growers supply poultry for our operations. As of September 24, 2017, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.6% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated and Combined Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2017) in this report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $560.2 million, or $2.25 per diluted common share, for the thirty-nine weeks ended September 24, 2017. These operating results included gross profit of $1,209.8 million. During the thirty-nine weeks ended September 24, 2017, we generated $618.5 million of cash from operations.
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

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2017:
Third Quarter	$4.15	$3.46	$346.20	$296.50
Second Quarter	3.96	3.66	321.00	297.20
First Quarter	3.86	3.55	352.70	314.10
2016:
Fourth Quarter	3.98	3.58	320.70	269.00
Third Quarter	3.94	3.16	401.00	302.80
Second Quarter	4.38	3.52	418.30	266.80
First Quarter	3.73	3.52	275.30	257.20
2015:
Fourth Quarter	3.98	3.58	320.70	269.00
Third Quarter	4.34	3.48	374.80	302.40
Second Quarter	4.10	3.53	326.40	286.50
First Quarter	4.13	3.70	377.40	317.50

We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, wheat, soybean oil and natural gas. We will sometimes take a short position on a derivative instrument to minimize the impact of a commodity’s price volatility on our operating results. We will also occasionally purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico segment that are denominated in Mexican pesos and our U.K. and Europe segment that are denominated in British pounds. For our Mexico segment, we do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings.
For our U.K. and Europe segment, we do designate certain derivative financial instruments that we have purchased to mitigate foreign currency transaction exposures as cash flow hedges; therefore, before the settlement date of the financial derivative instruments, we recognize changes in the fair value of the effective portion of the cash flow hedge in accumulated other comprehensive income (loss) while we recognize changes in the fair value of the ineffective portion immediately in earnings. When the derivative financial instruments associated with the effective portion are settled, the amount in accumulated other comprehensive income (loss) is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated and Combined Statements of Income.
During the thirteen weeks ended September 24, 2017 and September 25, 2016, we recognized net gains totaling $6.9 million and net losses totaling $16.7 million, respectively, related to changes in the fair values of our derivative financial instruments. During the thirty-nine weeks ended September 24, 2017 and September 25, 2016, we recognized net gains totaling $7.3 million and net losses totaling $10.5 million, respectively, related to changes in the fair values of our derivative financial instruments.
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
Commodities such as corn, soybean meal and soybean oil are actively traded through various exchanges with future market prices quoted on a daily basis. These quoted market prices, although a good indicator of the commodity’s base price, do not represent the final price for which we can purchase these commodities. There are several components in addition to the quoted market price, such as freight, storage and seller premiums, that are included in the final price that we pay for grain. Although changes in quoted market prices may be a good indicator of the commodity’s base price, the components mentioned above may have a significant impact on the total change in grain costs recognized from period to period.
Market prices for chicken products are currently at levels sufficient to offset the costs of feed ingredients. However, there can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment.

Moy Park Acquisition
On September 8, 2017, we acquired 100% of the issued and outstanding shares of Granite Holdings Sàrl and its subsidiaries (together, “Moy Park”) from JBS S.A. for cash of $301.3 million and a promissory note payable to seller of £562.5 million. Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With 13 processing and manufacturing units in Northern Ireland, the U.K., France, the Netherlands and Ireland, the company processes 5.6 million birds per seven-day work week, in addition to producing around 200,000 tons of prepared foods per year. Moy Park currently has approximately 10,100 employees. See “Note 2. Business Acquisition” of our Condensed Consolidated and Combined Financial Statements included in this quarterly report for additional information relating to this acquisition. The Moy Park operations constitutes our U.K. and Europe segment.
The acquisition was treated as a common-control transaction under U.S. GAAP. A common-control transaction is a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. The accounting and reporting for a transaction between entities under common control is not to be considered a business combination under U.S. GAAP. Accordingly, for the period from September 30, 2015 through September 7, 2017, the Condensed Consolidated and Combined Financial Statements includes the accounts of the Company and its majority-owned subsidiaries combined with the accounts of Moy Park. For the period from September 8, 2017 through September 24, 2017, the Condensed Consolidated and Combined Financial Statements includes the accounts of the Company and its majority-owned subsidiaries, including Moy Park.
GNP Acquisition
On January 6, 2017, we acquired 100% of the membership interests of JFC LLC and its subsidiaries (together, “GNP”) from Maschhoff Family Foods, LLC for a cash purchase price of $350 million, subject to customary working capital adjustments. GNP is a vertically integrated poultry business based in St. Cloud, Minnesota. The acquired business has a production capacity of 2.1 million birds per five-day work week in its three plants and currently has approximately 1,700 employees. See “Note 2. Business Acquisition” of our Condensed Consolidated and Combined Financial Statements included in this quarterly report for additional information relating to this acquisition. GNP operations are included in our U.S. segment.
Segment and Geographic Reporting
We operate in three reportable segments: U.S., U.K. and Europe, and Mexico. We measure segment profit as operating income. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For geographic reporting purposes, we include Puerto Rico within our U.S. segment and combine the U.K., France, the Netherlands, and Ireland operations into our U.K. and Europe segment.
Results of Operations
Thirteen Weeks Ended September 24, 2017 Compared to Thirteen Weeks Ended September 25, 2016
Net sales. Net sales generated in the thirteen weeks ended September 24, 2017 increased $298.6 million, or 12.0%, from net sales generated in the thirteen weeks ended September 25, 2016. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended September 24, 2017	Change from Thirteen Weeks Ended September 25, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$1,938,542	$213,917	12.4%	(a)
U.K. and Europe	514,325	50,765	11.0%	(b)
Mexico	341,018	33,922	11.0%	(c)
Total net sales	2,793,885	298,604	12.0%

(a)
U.S. net sales generated in the thirteen weeks ended September 24, 2017 increased $213.9 million, or 12.4%, from U.S. net sales generated in the thirteen weeks ended September 25, 2016 primarily because of net sales generated by the recently acquired GNP operations and an increase in net sales per pound experienced by our existing operations. The impact of the acquired business contributed $108.6 million, or 6.3 percentage points, to the increase in net sales. The net sales per pound increase experienced by our existing U.S. segment contributed $199.7 million, or 11.5 percentage points, to the increase in net sales. A decrease in sales volume experienced by our existing U.S. segment partially offset the effect that the acquired business and the increase in net sales per pound had on U.S. net sales by $94.4 million, or 5.5 percentage points. Lower sales volume resulted primarily from decreased exported chicken products resulting from shipping delays at Southeastern U.S. ports following the recent hurricanes. Included in U.S. net sales generated during the thirteen weeks ended September 24, 2017 and September 25, 2016 were net sales to JBS USA Food Company totaling $11.5 million and $4.8 million, respectively.

(b)
U.K. and Europe net sales generated in the thirteen weeks ended September 24, 2017 increased $50.8 million, or 11.0%, from U.K. and Europe net sales generated in the thirteen weeks ended September 25, 2016 primarily because of an increase in sales volume. Increased sales volume resulted in an increase in net sales by $66.3 million, or 14.3 percentage points. The increase in net sales from increased sales volume was partially offset by the negative impact of foreign currency translation and a decrease in net sales per pound of $2.1 million, or 0.5 percentage points, and $13.4 million, or 2.9 percentage points, respectively.

(c)
Mexico net sales generated in the thirteen weeks ended September 24, 2017 increased $33.9 million, or 11.0%, from Mexico net sales generated in the thirteen weeks ended September 25, 2016 primarily because of the increase in net sales per pound and the positive impact of foreign currency remeasurement. Increased net sales per pound, which resulted primarily from higher market prices, and impact of foreign currency remeasurement resulted in an increase in net sales by $15.0 million, or 4.9 percentage points, and $16.5 million, or 5.4 percentage points, respectively. An increase in sales volume also contributed to the increase in net sales by $2.4 million, or 0.8 percentage points.

Gross profit. Gross profit increased by $225.5 million, or 89.1%, from $253.1 million generated in the thirteen weeks ended September 25, 2016 to $478.6 million generated in the thirteen weeks ended September 24, 2017. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended September 24, 2017	Change from Thirteen Weeks Ended September 25, 2016		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	September 24, 2017	September 25, 2016
	In thousands, except percent data
Net sales	$2,793,885	$298,604	12.0%	100.0%	100.0%
Cost of sales	2,315,301	73,080	3.3%	82.9%	89.9%	(a)(b)(c)
Gross profit	$478,584	$225,524	89.1%	17.1%	10.1%

Sources of gross profit	Thirteen Weeks Ended September 24, 2017	Change from Thirteen Weeks Ended September 25, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$377,209	$197,873	110.3%	(a)
U.K. and Europe	46,951	3,981	9.3%	(b)
Mexico	54,401	23,671	77.0%	(c)
Elimination	23	(1)	(4.2)%
Total gross profit	$478,584	$225,524	89.1%

Sources of cost of sales	Thirteen Weeks Ended September 24, 2017	Change from Thirteen Weeks Ended September 25, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$1,561,333	$16,044	1.0%	(a)
U.K. and Europe	467,374	46,784	11.1%	(b)
Mexico	286,617	10,251	3.7%	(c)
Elimination	(23)	1	(4.2)%
Total cost of sales	$2,315,301	$73,080	3.3%

(a)
Cost of sales incurred by our U.S. segment during the thirteen weeks ended September 24, 2017 increased $16.0 million, or 1.0%, from cost of sales incurred by our U.S. segment during the thirteen weeks ended September 25, 2016. Cost of sales increased primarily because of costs incurred by the acquired GNP operations. Cost of sales incurred by the acquired GNP operations contributed $89.1 million, or 5.8 percentage points, to the increase in U.S. cost of sales. An decrease in cost of sales incurred by our existing U.S. segment partially offset the impact that the GNP operations had on cost of sales by $72.9 million, or 4.7 percentage points. Cost of sales incurred by our existing U.S. segment decreased primarily because of a $63.7 million decrease in feed costs, a $23.9 million net increase in derivative gains, a $4.2 million decrease in repair and maintenance costs, partially offset by a $22.4 million increase in compensation costs and $1.9 million in damages to our Puerto Rico assets resulting from Hurricane Maria.

(b)
Cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended September 24, 2017 increased $46.8 million, or 11.1%, from cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended September 25, 2016. U.K. and Europe cost of sales increased primarily because of a $37.8 million increase in raw material costs, a $4.2 million increase in labor costs, and a $2.4 million increase in freight costs.

(c)
Cost of sales incurred by our Mexico segment during the thirteen weeks ended September 24, 2017 increased $10.3 million, or 3.7%, from cost of sales incurred by our Mexico segment during the thirteen weeks ended September 25, 2016. Mexico cost of sales increased primarily because of a $14.6 million increase in contracted grower pay, partially offset by a $1.4 million decrease in catching costs, a $1.1 million decrease in depreciation expense on machinery and equipment, a $1.2 increase in other income, and a $0.6 million decrease in travel and entertainment costs.

Operating income. Operating income increased by $195.4 million, or 110.5%, from $176.8 million generated in the thirteen weeks ended September 25, 2016 to $372.2 million generated in the thirteen weeks ended September 24, 2017. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Thirteen Weeks Ended September 24, 2017	Change from Thirteen Weeks Ended September 25, 2016		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	September 24, 2017	September 25, 2016
	(In thousands, except percent data)
Gross profit	$478,584	$225,524	89.1%	17.1%	10.1%
SG&A expense	102,191	26,257	34.6%	3.7%	3.0%	(a)(b)(c)
Administrative restructuring charges	4,147	3,869	1,386.4%	0.1%	—%	(d)(e)
Operating income	$372,246	$195,398	110.5%	13.3%	7.1%

Sources of operating income	Thirteen Weeks Ended September 24, 2017	Change from Thirteen Weeks Ended September 25, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$307,962	$166,767	118.1%
U.K. and Europe	18,569	5,542	42.5%
Mexico	45,692	23,089	102.2%
Elimination	23	—	—%
Total operating income	$372,246	$195,398	110.5%

Sources of SG&A expense	Thirteen Weeks Ended September 24, 2017	Change from Thirteen Weeks Ended September 25, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$66,793	$28,930	76.4%	(a)
U.K. and Europe	26,689	(3,255)	(10.9)%	(b)
Mexico	8,709	582	7.2%	(c)
Total SG&A expense	$102,191	$26,257	34.6%

Sources of administrative restructuring charges	Thirteen Weeks Ended September 24, 2017	Change from Thirteen Weeks Ended September 25, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$2,454	$2,176	779.6%	(d)
U.K. and Europe	1,693	1,693	100.0%	(e)
Mexico	—	—	—%
Total administrative restructuring charges	$4,147	$3,869	1,386.4%

(a)
SG&A expense incurred by our U.S. segment during the thirteen weeks ended September 24, 2017 increased $28.9 million, or 76.4%, from SG&A expense incurred by our U.S. segment during the thirteen weeks ended September 25, 2016, primarily because of expenses incurred by the acquired GNP operations and by increases in SG&A expenses incurred by our existing operations. Expenses incurred by the acquired GNP business contributed $7.3 million, or 19.2 percentage points, to the overall increase in SG&A expenses. Expenses incurred by our existing U.S. segment contributed $21.6 million, or 57.2 percentage points, to the overall increase in SG&A expenses. SG&A expense incurred by our existing U.S. segment increased primarily because of $14.0 million in transaction costs related to the Moy Park acquisition, a $2.1 million increase in wages and benefits, a $1.8 million increase in legal fees, a $1.0 million increase in charitable contributions, and a $1.0 million increase in depreciation expenses. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended September 24, 2017 decreased $3.3 million, or 10.9%, from SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended September 25, 2016. SG&A expense incurred by our U.K. and Europe segment decreased primarily because of a $5.9 million decrease in management fees paid to JBS S.A., a $0.9 million increase in other selling expenses, a $0.6 million increase in personnel expenses and a $.6 million increase in amortization expense. Other factors affecting SG&A expense were individually immaterial.

(c)
SG&A expense incurred by our Mexico segment during the thirteen weeks ended September 24, 2017 increased $0.6 million, or 7.2%, from SG&A expense incurred by our Mexico segment during the thirteen weeks ended September 25, 2016. SG&A expense incurred by our existing Mexico segment increased primarily because of a $0.9 million increase in employee relations, offset by a $0.2 million decrease in contracted security expenses. Other factors affecting SG&A expense were individually immaterial.

(d)	Administrative restructuring charges incurred by our U.S. segment during the thirteen weeks ended September 24, 2017 included $2.5 million in severance costs related to the GNP acquisition.

(e)	Administrative restructuring charges incurred by the U.K. and Europe segment during the thirteen weeks ended September 24, 2017 included a $1.7 million impairment of property in Dublin, Ireland.
Net interest expense. Net interest expense increased 19.3% to $22.5 million recognized in the thirteen weeks ended September 24, 2017 from $18.9 million recognized in the thirteen weeks ended September 25, 2016 primarily because of an increase in average borrowings compared to the same period in the prior year. Average borrowings increased from $1.5 billion in the thirteen weeks ended September 25, 2016 to $1.9 billion in the thirteen weeks ended September 24, 2017 due to increased borrowings necessary to fund the GNP acquisition. The weighted average interest rate increased from 4.4% in the thirteen weeks ended September 25, 2016 to 4.5% in the thirteen weeks ended September 24, 2017.
Income taxes. Income tax expense increased to $113.4 million, a 32.2% effective tax rate, for the thirteen weeks ended September 24, 2017 compared to income tax expense of $53.8 million, a 34.5% effective tax rate, for the thirteen weeks ended September 25, 2016. The increase in income tax expense in 2017 resulted primarily from an increase in pre-tax income.
Thirty-Nine Weeks Ended September 24, 2017 Compared to Thirty-Nine Ended September 25, 2016
Net sales. Net sales generated in the thirty-nine weeks ended September 24, 2017 increased $517.8 million, or 6.9%, from net sales generated in the thirty-nine weeks ended September 25, 2016. The following table provides net sales information:

Sources of net sales	Thirty-Nine Weeks Ended September 24, 2017	Change from Thirty-Nine Weeks Ended September 25, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$5,557,089	$484,737	9.6%	(a)
U.K. and Europe	1,473,854	(10,854)	(0.7)%	(b)
Mexico	994,568	43,946	4.6%	(c)
Total net sales	$8,025,511	$517,829	6.9%

(a)
U.S. net sales generated in the thirty-nine weeks ended September 24, 2017 increased $484.7 million, or 9.6%, from U.S. net sales generated in the thirty-nine weeks ended September 25, 2016 primarily because of net sales generated by the recently acquired GNP operations and an increase in net sales per pound experienced by our existing operations. The impact of the acquired business contributed $322.4 million, or 6.4 percentage points, to the increase in net sales. The net sales per pound increase experienced by our existing U.S. segment contributed $332.0 million, or 6.5 percentage points, to the increase in net sales. A decrease in sales volume experienced by our existing U.S. segment partially offset the effect that the acquired business and the increase in net sales per pound had on U.S. net sales by $169.6 million, or 3.3 percentage points. Decreased sales volume resulted primarily from lower demand for exported chicken products and domestic prepared foods products. Included in U.S. net sales generated during the thirty-nine weeks ended September 24, 2017 and September 25, 2016 were net sales to JBS USA Food Company totaling $37.4 million and $12.2 million, respectively.

(b)
U.K. and Europe net sales generated in the thirty-nine weeks ended September 24, 2017 decreased $10.9 million, or 0.7%, from U.K. and Europe net sales generated in the thirty-nine weeks ended September 25, 2016 primarily because of the negative impact of foreign currency translation and increased sales volume. The negative impact of foreign currency translation contributed to the decrease in net sales by $135.3 million, or 9.1 percentage points. The negative impacts of foreign currency translation were offset by increased sales volume and net sales per pound by $51.7 million, or 3.5 percentage points, and $72.7 million, or 4.9 percentage points, respectively.

(c)
Mexico net sales generated in the thirty-nine weeks ended September 24, 2017 increased $43.9 million, or 4.6%, from Mexico net sales generated in the thirty-nine weeks ended September 25, 2016 primarily because of the increase in net sales per pound and increased sales volume. Higher net sales per pound, which resulted primarily from higher market prices, and increased sales volume resulted in increases in net sales of $68.3 million, or 7.2 percentage points, and $14.0 million, or 1.5 percentage points, respectively. The negative impact of foreign currency remeasurement partially offset the increase in net sales by $38.3 million, or 4.0 percentage points. Other factors affecting the decrease in Mexico net sales were immaterial.

Gross profit. Gross profit increased by $334.7 million, or 38.2%, from $875.1 million generated in the thirty-nine weeks ended September 25, 2016 to $1,209.8 million generated in the thirty-nine weeks ended September 24, 2017. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirty-Nine Weeks Ended September 24, 2017	Change from Thirty-Nine Weeks Ended September 25, 2016		Percent of Net Sales
				Thirty-Nine Weeks Ended
		Amount	Percent	September 24, 2017	September 25, 2016
	In thousands, except percent data
Net sales	$8,025,511	$517,829	6.9%	100.0%	100.0%
Cost of sales	6,815,701	183,133	2.8%	84.9%	88.3%	(a)(b)
Gross profit	$1,209,810	$334,696	38.2%	15.1%	11.7%

Sources of gross profit	Thirty-Nine Weeks Ended September 24, 2017	Change from Thirty-Nine Weeks Ended September 25, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$900,262	$298,560	49.6%	(a)
U.K. and Europe	137,734	(3,732)	(2.6)%	(b)
Mexico	171,745	39,871	30.2%	(c)
Elimination	69	(1)	(1.4)%
Total gross profit	$1,209,810	$334,696	38.2%

Sources of cost of sales	Thirty-Nine Weeks Ended September 24, 2017	Change from Thirty-Nine Weeks Ended September 25, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$4,656,825	$186,177	4.2%	(a)
U.K. and Europe	1,336,123	(7,120)	(0.5)%	(b)
Mexico	822,822	4,073	0.5%	(c)
Elimination	(69)	2	(2.8)%
Total cost of sales	$6,815,701	$183,133	2.8%

(a)
Cost of sales incurred by our U.S. segment during the thirty-nine weeks ended September 24, 2017 increased $186.2 million, or 4.2%, from cost of sales incurred by our U.S. segment during the thirty-nine weeks ended September 25, 2016. Cost of sales increased primarily because of costs incurred by the acquired GNP operations. Cost of sales incurred by the acquired GNP operations contributed $267.3 million, or 6.0 percentage points, to the increase in U.S. cost of sales. A decrease in cost of sales incurred by our existing U.S. segment partially offset the impact that the acquired business had on cost of sales by $80.9 million, or 1.8 percentage points. Cost of sales incurred by our existing operations decreased primarily because of a $103.1 million decrease in feed costs, an $18.4 million net increase in derivative gains, a $7.3 million decrease in scrapped materials, partially offset by a $49.5 million increase in compensation and benefit costs and $1.9 million in damages to our Puerto Rico assets resulting from Hurricane Maria.

(b)
Cost of sales incurred by our U.K. and Europe segment during the thirty-nine weeks ended September 24, 2017 decreased $7.1 million, or 0.5%, from cost of sales incurred by our U.K. and Europe segment during the thirty-nine weeks ended September 25, 2016. The decrease in cost of sales was due to a $23.9 million increase in cost of raw materials, offset by a $16.3 million decrease in labor costs, a $12.5 million decrease in other cost of sales, and a $3.4 million decrease in bird amortization costs.

(c)
Cost of sales incurred by our Mexico segment during the thirty-nine weeks ended September 24, 2017 increased $4.1 million, or 0.5%, from cost of sales incurred by our Mexico segment during the thirty-nine weeks ended September 25, 2016. The increase in cost of sales was primarily due to a $29.4 million increase in grower pay and a $6.0 million increase in utility costs that were partially offset by the $27.6 million impact of inventory valuation adjustments resulting from currency rate movement and a $3.8 million decrease in catching costs.

Operating income. Operating income increased by $272.3 million, or 42.2%, from $645.0 million generated in the thirty-nine weeks ended September 25, 2016 to $917.3 million generated in the thirty-nine weeks ended September 24, 2017. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Thirty-Nine Weeks Ended September 24, 2017	Change from Thirty-Nine Weeks Ended September 25, 2016		Percent of Net Sales
				Thirty-Nine Weeks Ended
		Amount	Percent	September 24, 2017	September 25, 2016
	(In thousands, except percent data)
Gross profit	$1,209,810	$334,696	38.2%	15.1%	11.7%
SG&A expense	284,009	54,223	23.6%	3.5%	3.1%	(a)(b)(c)
Administrative restructuring charges	8,496	8,217	2,945.2%	0.1%	—%	(d)(e)
Operating income	$917,305	$272,256	42.2%	11.5%	8.6%

Sources of operating income	Thirty-Nine Weeks Ended September 24, 2017	Change from Thirty-Nine Weeks Ended September 25, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$719,121	$238,841	49.7%
U.K. and Europe	51,874	(3,967)	(7.1)%
Mexico	146,241	37,385	34.3%
Elimination	69	(3)	(2.8)%
Total operating income	$917,305	$272,256	42.2%

Sources of SG&A expense	Thirty-Nine Weeks Ended September 24, 2017	Change from Thirty-Nine Weeks Ended September 25, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$174,340	$53,196	43.9%	(a)
U.K. and Europe	84,165	(1,460)	(1.7)%	(b)
Mexico	25,504	2,487	10.8%	(c)
Total SG&A expense	$284,009	$54,223	23.6%

Sources of administrative restructuring charges	Thirty-Nine Weeks Ended September 24, 2017	Change from Thirty-Nine Weeks Ended September 25, 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$6,803	$6,524	2,338.4%	(d)
U.K. and Europe	1,693	1,693	—%	(e)
Mexico	—	—	—%
Total administrative restructuring charges	$8,496	$8,217	2,945.2%

(a)
SG&A expense incurred by our U.S. segment during the thirty-nine weeks ended September 24, 2017 increased $53.2 million, or 43.9%, from SG&A expense incurred by our U.S. segment during the thirty-nine weeks ended September 25, 2016, primarily because of expenses incurred by the acquired GNP operations and, to a lesser extent, by increases in SG&A expense incurred by our existing U.S. segment. Expenses incurred by the acquired GNP business contributed $27.4 million, or 22.6 percentage points, to the overall increase in SG&A expenses. Expenses incurred by our existing U.S. segment contributed $25.8 million, or 21.3 percentage points, to the overall increase in SG&A expenses. SG&A expenses incurred by our existing U.S. segment increased primarily because of $14.0 million in transaction costs related to the Moy Park acquisition, a $4.8 million increase in allocated costs charged for administrative functions shared with JBS USA Food Company, a $2.8 million increase in legal fees and a $2.1 million increase in advertising and promotion expenses. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our U.K. and Europe segment during the thirty-nine weeks ended September 24, 2017 decreased $1.5 million, or 1.7%, from SG&A expense incurred by our U.K. and Europe segment during the thirty-nine weeks ended September 25, 2016 primarily because of a $2.3 million decrease in advertising expenses and a $2.2 million decrease in management fees paid to JBS S.A. that were partially offset by a $1.2 million increase in amortization expenses and a $1.3 million increase in miscellaneous income from sale of assets.

(c)
SG&A expense incurred by our Mexico segment during the thirty-nine weeks ended September 24, 2017 increased $2.5 million, or 10.8%, from SG&A expense incurred by our Mexico segment during the thirty-nine weeks ended September 25, 2016 because of a $1.9 million increase in employee relations expenses and a $1.4 million increase advertising and promotion expenses that were partially offset by a $0.8 million decrease in contract service expenses. Other factors affecting SG&A expense were individually immaterial.

(d)
Administrative restructuring charges incurred by the U.S. segment during the thirty-nine weeks ended September 24, 2017 included a $3.5 million impairment of the aggregate carrying amount of an asset group held for sale in Alabama, $2.6 million in severance costs related to the GNP acquisition and the elimination of prepaid costs totaling $0.7 million related to obsolete software assumed in the GNP acquisition,

(e)	Administrative restructuring charges incurred by the U.K. and Europe segment during the thirty-nine weeks ended September 24, 2017 included a $1.7 million impairment of property in Dublin, Ireland.
Net interest expense. Net interest expense increased 11.1% to $62.8 million recognized in the thirty-nine weeks ended September 24, 2017 from $56.5 million million recognized in the thirty-nine weeks ended September 25, 2016 primarily because of an increase in average borrowings compared to the same period in the prior year. Average borrowings increased from $1.5 billion in the thirty-nine weeks ended September 25, 2016 to $1.8 billion in the thirty-nine weeks ended September 24, 2017 due to increased borrowings necessary to fund the GNP acquisition. The weighted average interest rate increased from 4.4% in the thirty-nine weeks ended September 25, 2016 to 4.5% in the thirty-nine weeks ended September 24, 2017.
Income taxes. Income tax expense increased to $278.0 million, a 32.2% effective tax rate, for the thirty-nine weeks ended September 24, 2017 compared to income tax expense of $203.0 million, a 34.0% effective tax rate, for the thirty-nine weeks ended September 25, 2016. The increase in income tax expense in 2017 resulted primarily from an increase in pre-tax income.
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of September 24, 2017:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$401.8
Borrowing arrangements:
U.S. Credit Facility	$750.0	$73.3	631.9	(a)
Mexico Credit Facility(b)	84.5	84.5	—	(b)
U.K. and Europe Credit Facilities(c)	122.8	13.9	108.9

(a)
Availability under the U.S. Credit Facility (as described below) is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at September 24, 2017 totaled $44.8 million.

(b)
As of September 24, 2017, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $5,636.  The Mexico Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.

(c)
As of September 24, 2017, the U.S. dollar-equivalent of the amount available under the U.K. and Europe Credit Facilities (as described below) was $108.9 million.  The U.K. and Europe Credit Facilities provide for loan commitments of £45.0 million (or $60.1 million U.S. dollar equivalent), £20.0 million (or $26.8 million U.S. dollar equivalent) and €30.0 million (or $35.7 million U.S. dollar equivalent).

Long-Term Debt and Other Borrowing Arrangements
U.S. Senior Notes
On March 11, 2015, the Company completed a sale of $500.0 million aggregate principal amount of its 5.75% senior notes due 2025 (the “Senior Notes due 2025”). The Company used the net proceeds from the sale of the Senior Notes due 2025 to repay $350.0 million and $150.0 million of the term loan indebtedness under the U.S. Credit Facility (defined below) on March 12, 2015 and April 22, 2015, respectively. On September 29, 2017, the Company completed an add-on offering of $250.0 million of the Senior Notes due 2025 (the “Additional Senior Notes due 2025”). The Additional Senior Notes due 2025 will be treated as a single class with the existing Senior Notes due 2025 for all purposes under the 2015 Indenture (defined below) and will have the same terms as those of the existing Senior Notes due 2025. The Additional Senior Notes due 2025 were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Senior Notes due 2025 and the Additional Senior Notes due 2025 are governed by, and were issued pursuant to, an indenture dated as of March 11, 2015 by and among the Company, its guarantor subsidiary and Wells Fargo Bank, National Association, as trustee (the “2015 Indenture”). The 2015 Indenture provides, among other things, that the Senior Notes due 2025 and the Additional Senior Notes due 2025 bear interest at a rate of 5.75% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on September 15, 2015 for the Senior Notes due 2025 and March, 15 2018 for the Additional Senior Notes due 2025. The Senior Notes due 2025 and the Additional Senior Notes due 2025 are guaranteed on a senior unsecured basis by the Company’s guarantor subsidiary. In addition, any of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2025 and the Additional Senior Notes due 2025. The Senior Notes due 2025 and the Additional Senior Notes due 2025 and related guarantees are unsecured senior obligations of the Company and its guarantor subsidiary and rank equally with all of the Company’s and its guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes due 2025 and the Additional Senior Notes due 2025 and the 2015 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2025 and the Additional Senior Notes due 2025 when due, among others.
On September 29, 2017, the Company completed a sale of $600.0 million aggregate principal amount of its 5.875% senior notes due 2027 (the “Senior Notes due 2027”). The Company used the net proceeds from the sale of the Senior Notes due 2027 to repay in full the JBS S.A. Promissory Note (defined below) issued as part of the Moy Park acquisition. The Senior Notes due 2027 were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Senior Notes due 2027 are governed by, and were issued pursuant to, an indenture dated as of September 29, 2017 by and among the Company, its guarantor subsidiary and U.S. Bank National Association, as trustee (the “2017 Indenture”). The 2017 Indenture provides, among other things, that the Senior Notes due 2027 bear interest at a rate of 5.875% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on March 30, 2018. The Senior Notes due 2027 are guaranteed on a senior unsecured basis by the Company’s guarantor subsidiary. In addition, any of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2027. The Senior Notes due 2027 and related guarantees are unsecured senior obligations of the Company and its guarantor subsidiary and rank equally with all of the Company’s and its guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes due 2027 and the 2017 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2027 when due, among others.
Moy Park Senior Notes
On May 29, 2014, Moy Park (Bondco) Plc completed the sale of a £200.0 million aggregate principal amount of its 6.25% senior notes due 2021 (the “Moy Park Notes”). On April 17, 2015, an add-on offering of £100.0 million of the Moy Park Notes (the “Additional Moy Park Notes”) was completed. The Moy Park Notes and the Additional Moy Park Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Moy Park Notes and the Additional Moy Park Notes are governed by, and were issued pursuant to, an indenture dated as of May 29, 2014 by Moy Park (Bondco) Plc, as issuer, Moy Park Holdings (Europe) Limited, Moy Park (Newco) Limited, Moy Park Limited, O’Kane Poultry Limited, as guarantors, and The Bank of New York Mellon, as trustee (the “Moy Park Indenture”). The Moy Park Indenture provides, among other things, that the Moy Park Notes and the Additional Moy Park Notes bear interest at a rate of 6.25% per annum from the date of issuance until maturity, payable semiannually in cash in arrears, beginning on November 29, 2014 for the Moy Park Notes and May 28, 2015 for the Additional Moy Park Notes. The Moy Park Notes and the Additional Moy Park Notes are guaranteed by each of the subsidiary guarantors described above. The Moy Park Indenture contains customary covenants and events of default that may limit Moy Park (Bondco) Plc’s ability and the ability of certain subsidiaries to incur additional debt, declare or pay dividends or make certain investments, among others.
On November 2, 2017, Moy Park (Bondco) Plc announced the final results of its previously announced tender offer to purchase for cash any and all of its issued and outstanding Moy Park Notes and Moy Park Additional Notes. As of November 2, 2017, £1,185,000 principal amount of Moy Park Notes and Moy Park Additional Notes had been validly tendered (and not validly withdrawn). Moy Park (Bondco) Plc has purchased all validly tendered (and not validly withdrawn) Moy Park Notes and Moy Park Additional Notes on or prior to November 2, 2017, with such settlement occurring on November 3, 2017.
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
The revolving loan commitment under the U.S. Credit Facility matures on May 6, 2022. All principal on the Term Loans is due at maturity on May 6, 2022. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of September 24, 2017, the company had Term Loans outstanding totaling $790.0 million and the amount available for borrowing under the revolving loan commitment was $631.9 million. The Company had letters of credit of $44.8 million and borrowings of $73.3 million outstanding under the revolving loan commitment as of September 24, 2017.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through September 24, 2017 and, thereafter, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through September 24, 2017 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
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
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility is scheduled to mature on September 27, 2019. As of September 24, 2017, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $84.5 million, and there were $84.5 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 8.33%. As of September 24, 2017, the U.S. dollar-equivalent borrowing availability was less than $0.1 million.
U.K. and Europe Credit Facilities
Moy Park Multicurrency Revolving Facility Agreement
On March 19, 2015, Moy Park Holdings (Europe) Limited, a subsidiary of Granite Holdings Sàrl, and its subsidiaries, entered into an agreement with Barclays Bank plc which matures on March 19, 2018. The agreement provides for a multicurrency revolving loan commitment of up to £20.0 million. As of September 24, 2017, the U.S. dollar-equivalent loan commitment under Moy Park multicurrency revolving facility was $26.8 million and there were $10.0 million outstanding borrowings. Outstanding borrowings under the facility bear interest at a per annum rate equal to LIBOR plus a margin determined by Company’s Net Debt to EBITDA ratio. The current margin stands at 2.5%. As of September 24, 2017, the U.S. dollar-equivalent borrowing availability was $16.8 million.
The facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain assets sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of the Moy Park's assets.
Moy Park Receivables Finance Agreement
Moy Park Limited, a subsidiary of Granite Holdings Sàrl, entered into a £45.0 million receivables finance agreement on January 29, 2016 (the “Receivables Finance Agreement”), with Barclays Bank plc, which matures on January 29, 2020. As of September 24, 2017, the U.S. dollar-equivalent loan commitment under the Receivables Finance Agreement was $60.3 million and there were no outstanding borrowings. Outstanding borrowings under the facility bear interest at a per annum rate equal to LIBOR plus 1.5%. The Receivables Finance Agreement includes an accordion feature that allows us, at any time, to increase the commitments by up to an additional £15.0 million (U.S. dollar-equivalent $20.1 million as of September 24, 2017), subject to the satisfaction of certain conditions.
The Receivables Finance Agreement contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl, a subsidiary of Granite Holdings Sàrl, entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was increased €10.0 million in September 2016 to €30.0 million. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated with three months’ notice. As of September 24, 2017, the U.S. dollar-equivalent loan commitment under the Invoice Discounting Facility was $35.7 million and there were $3.9 million outstanding borrowings. As of September 24, 2017, the U.S. dollar-equivalent borrowing availability was $31.8 million. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%.

The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
JBS S.A. Promissory Note
On September 8, 2017, Onix Investments UK Ltd., a wholly owned subsidiary of Pilgrim’s Pride Corporation, executed a subordinated promissory note payable to JBS S.A. (the “JBS S.A. Promissory Note”) for £562.5 million, which had a maturity date of September 6, 2018. Interest on the outstanding principal balance of the JBS S.A. Promissory Note accrued at the rate per annum equal to (i) from and after November 8, 2017 and prior to January 7, 2018, 4.00%, (ii) from and after January 7, 2018 and prior to March 8, 2018, 6.00% and (iii) from and after March 8, 2018, 8.00%. The JBS S.A. Promissory Note was repaid in full on October 2, 2017 using the net proceeds from the sale of Senior Notes due 2027 and the Additional Senior Notes due 2025.
Off-Balance Sheet Arrangements
We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $11.0 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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
Historical Flow of Funds
Cash provided by operating activities was $618.5 million and $552.0 million for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively. The increase in cash flows provided by operating activities was primarily a result of increased net income for the thirty-nine weeks ended September 24, 2017 as compared to the thirty-nine weeks ended September 25, 2016 and an increase in net operating assets of $209.8 million for the thirty-nine weeks ended September 24, 2017 as compared to an increase in net operating assets of $15.1 million for the thirty-nine weeks ended September 25, 2016. The impact of net income and net operating assets movement on cash provided by operating activities was partially offset by increased net noncash expenses for the thirty-nine weeks ended September 24, 2017 as compared to the thirty-nine weeks ended September 25, 2016.
Trade accounts and other receivables, including accounts receivable from related parties, increased $176.2 million, or 39.2%, to $625.8 million at September 24, 2017 from $449.6 million at December 25, 2016. The change resulted primarily from an increase in sales generated in the two weeks ended September 24, 2017 as compared to sales generated in the two weeks ended December 25, 2016 and $67.6 million in increased receivables related to the GNP acquisition. Trade accounts and other receivables, including accounts receivable from related parties, increased $51.4 million, or 11.9%, to $482.9 million at September 25, 2016 from $431.5 million at December 27, 2015. The change resulted primarily from a increase in sales generated in the two weeks ended September 25, 2016 as compared to sales generated in the two weeks ended December 27, 2015.
Inventories increased $220.6 million, or 22.6%, to $1,196.2 million at September 24, 2017 from $975.6 million at December 25, 2016. This change resulted primarily from an increase of $132.8 million for build up of freezer inventories, a $46.5 million increase in inventory related to the GNP acquisition and increased work-in-process inventories of $25.1 million. Inventories decreased $4.9 million, or 0.5%, to $968.4 million at September 25, 2016 from $973.3 million at December 27, 2015.
Prepaid expenses and other current assets increased $21.0 million, or 25.6%, to $102.9 million at September 24, 2017 from $81.9 million at December 25, 2016. This increase resulted primarily from a $22.5 million net increase in value-added tax receivables. Prepaid expenses and other current assets decreased $5.6 million, or 5.2%, to $101.1 million at September 25, 2016 from $106.7 million at December 27, 2015. This change resulted primarily from a $6.1 million net decrease in value-added tax receivables and a $6.5 million decrease in prepaid workers compensation reserves, primarily offset by a $5.9 million increase in margin cash.

Accounts payable, including accounts payable to related parties, decreased $44.2 million, or 5.6%, to $750.6 million at September 24, 2017 from $794.8 million at December 25, 2016. This change resulted primarily from a $46.9 million decrease in trade payables, partially offset by a $2.6 million increase in the payable to related parties. Accounts payable, including accounts payable to related parties, increased $8.8 million, or 1.2%, to $755.2 million at September 25, 2016 from $746.4 million at December 27, 2015. This change resulted primarily from a $4.1million increase in trade payables and a $4.7 million increase in the payables to related parties.
Accrued expenses and other current liabilities increased $69.5 million, or 20.0%, to $416.5 million at September 24, 2017 from $347.0 million at December 25, 2016. This change resulted primarily from accrued expenses of $22.0 million related to the acquired GNP business, a $24.4 million increase in sales and marketing liabilities and a $20.5 million increase in contract services. Accrued expenses and other current liabilities decreased $17.4 million, or 4.7%, to $351.6 at September 25, 2016 from $369.0 million at December 27, 2015. This change resulted primarily from a $19.4 million decrease in incentive pay accruals.
Income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, increased by $186.8 million, or 65.7%, to a net liability position of $471.4 million at September 24, 2017 from a net liability position of $284.6 million at December 25, 2016. This change resulted primarily from tax expense recorded on our year-to-date income and the timing of estimated tax payments. Income taxes increased by $5.4 million, or 2.3%, to a net liability position of $239.1 million at September 25, 2016 from a net liability position of $233.6 million at December 27, 2015. This change resulted primarily from tax expense recorded on our year-to-date income and the timing of estimated tax payments.
Net noncash expenses totaled $244.0 million and $172.4 million for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively. Net noncash expenses for the thirty-nine weeks ended September 24, 2017 included depreciation and amortization expense of $204.6 million, deferred income tax expense of $25.8 million and other net noncash expenses totaling $13.6 million. Net noncash expenses for the thirty-nine weeks ended September 25, 2016 included depreciation and amortization expense of $174.1 million, a net gain on property disposals of $7.3 million and other net noncash expenses totaling $5.6 million.
Cash used in investing activities was $914.3 million and $208.1 million for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively. The increase was primarily attributable to funding of the GNP and Moy Park acquisitions and an increase in capital spending. Cash of $357.2 million and $301.3 million was used to acquire GNP and Moy Park, respectively, net of cash acquired, during the thirty-nine weeks ended September 24, 2017. Capital expenditures totaled $258.4 million and $221.0 million in the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively. Capital expenditures increased by $37.3 million primarily because of the number of projects that were active during the thirty-nine weeks ended weeks ended September 24, 2017 as compared to the thirty-nine weeks ended September 25, 2016. Capital expenditures for 2017 cannot exceed $500.0 million under the U.S. Credit Facility. Cash proceeds from property disposals in the thirty-nine weeks ended September 24, 2017 and September 25, 2016 were $2.6 million and $13.0 million, respectively.
Cash provided by financing activities was $389.8 million and cash used in financing activities was $743.4 million in the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively. During the thirty-nine weeks ended September 24, 2017, cash of $609.7 million was used for payments on our revolving lines of credit and capital lease obligations, cash of $14.6 million was used to purchase common stock under the share repurchase program and cash of $4.6 million was used to pay capitalized loan costs. During the thirty-nine weeks ended September 24, 2017, cash of $1.0 billion, including $272.0 million used to purchase GNP, was provided through our revolving lines of credit and cash of $5.0 million was provided from a tax sharing agreement with JBS USA Holdings. During the thirty-nine weeks ended September 25, 2016, cash of $715.7 million was used to fund a special cash dividend, cash of $504.1 million was used for payments on our revolving lines of credit and capital lease obligations, cash of $65.6 million was used for payments on a current note payable to bank, cash of $20.3 million was used to purchase common stock under the share repurchase program and cash of $0.7 million was used to pay capitalized loan costs. During the thirty-nine weeks ended September 24, 2017, cash of $515.3 million was provided through our revolving lines of credit and cash of $36.8 million was provided through a current note payable.

Contractual Obligations
Contractual obligations at September 24, 2017 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,618,378	$809,734	$164,987	$1,143,657	$500,000
Interest(c)	431,220	83,945	155,926	119,474	71,875
Capital leases	10,803	5,780	4,999	24	—
Operating leases	230,887	50,444	78,295	51,915	50,233
Derivative liabilities	4,169	4,169	—	—	—
Purchase obligations(d)	122,505	122,505	—	—	—
Total	$3,417,962	$1,076,577	$404,207	$1,315,070	$622,108

(a)
The total amount of unrecognized tax benefits at September 24, 2017 was $15.9 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)
Long-term debt is presented at face value and excludes $44.8 million in letters of credit outstanding related to normal business transactions. Included in the long-term debt maturing in less than one year is the $753.8 million JBS S.A. Promissory Note, which was paid off on October 2, 2017 using the net proceeds from the sale of Senior Notes due 2027 on September 29, 2017 and the $250.0 million add-on to existing Senior Notes.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of September 24, 2017.

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
On September 29, 2017, the Company completed an offering of $250.0 million Additional Senior Notes due 2025 and a sale of $600.0 million aggregate principal amount of the Senior Notes due 2027. The Company used the net proceeds from the sale of the Additional Senior Notes due 2025 and the Senior Notes due 2027 to repay in full the JBS S.A. Promissory Note issued as part of the Moy Park acquisition. See “Note 11. Long-Term Debt and Other Borrowing Arrangements” for additional information.
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

In August 2017, the FASB issued an accounting standard update that simplifies the application of hedge accounting guidance in current GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements.
See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated and Combined Financial Statements included in this quarterly report for additional information relating to these new accounting pronouncements.
Critical Accounting Policies
During the thirteen weeks ended September 24, 2017, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of September 24, 2017. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended September 24, 2017, such a change would have resulted in a change to cost of sales of approximately $108.7 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at September 24, 2017 would be $12.1 million, excluding any potential impact on the production costs of our chicken inventories.
The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal and soybean oil prices on September 24, 2017 would have resulted in a change of approximately $0.4 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 36.1% of our total debt at September 24, 2017. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.6 million for the thirteen weeks ended September 24, 2017.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $5.4 million as of September 24, 2017.
Foreign Currency
Our earnings are also affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position.

We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. We currently anticipate that the future cash flows of our Mexico subsidiaries will be reinvested in our Mexico segment.
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange gains, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a gain of $1.2 million and a loss of $4.1 million in the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively. Foreign currency exchange gains, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a gain of $2.4 million and a gain of $0.8 million in the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively. The average exchange rates for the thirteen weeks ended September 24, 2017 and September 25, 2016 were 17.81 Mexican pesos to 1 U.S. dollar and 18.73 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of September 24, 2017 and September 25, 2016. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico segment at September 24, 2017, such a change would have resulted in a decrease in foreign currency transaction gains recognized in the thirteen weeks ended September 24, 2017 of approximately $2.0 million. Based on the net monetary asset position of our Mexico segment at September 25, 2016, such a change would have resulted in a decrease in foreign currency transaction gains recognized in the thirteen weeks ended September 25, 2016 of approximately $1.1 million. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Additionally, we are exposed to foreign exchange-related variability of investments and earnings from our foreign investments in Europe (including the U.K.). Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At September 24, 2017, our U.K. and Europe segment had net equity of approximately $617.7 million, or 35.2% of total net equity, denominated in British pounds, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% adverse change in exchange rates would cause a reduction of $61.8 million to our net equity.

At September 24, 2017, we had foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $22.7 million to hedge a portion of our investments in Europe (including the U.K.). On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound by 10% would result in a $2.3 million negative change in our cash flows on settlement. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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
Impact of Inflation
Due to low to moderate inflation in the U.S., Europe (including the U.K.) and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.
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

•
Our ability to ensure that our directors, officers, employees, agents, third-party intermediaries and the companies to which we outsource certain of our business operations will comply with anti-corruption laws or other laws governing the conduct of business with government entities;

•
New immigration legislation or increased enforcement efforts in connection with existing immigration legislation that cause our costs of business to increase, cause us to change the way in which we do business or otherwise disrupt our operations;

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Inability to consummate, or effectively integrate, any acquisition, including the acquisitions of Moy Park and GNP, or to realize the associated anticipated cost savings and operating synergies;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign segments;

•	Restrictions imposed by, and as a result of, Pilgrim's Pride's leverage;

•	Disruptions in international markets and distribution channels;

•	Our ability to maintain favorable labor relations with our employees and our compliance with labor laws;

•	Extreme weather or natural disasters;

•	The impact of uncertainties in litigation; and

•	Other risks described herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 25, 2016 as filed with the SEC.
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
As of September 24, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended September 24, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company's evaluation of internal control over financial reporting did not include the internal control of GNP, which the Company acquired in the first quarter of 2017. The amount of total assets and revenue of GNP included in our Condensed Consolidated and Combined Financial Statements as of and for the thirty-nine weeks ended September 24, 2017 was $428.4 million and $322.4 million, respectively. Also, our evaluation of internal control over financial reporting did not include the internal control of Moy Park, which the Company acquired in the third quarter of 2017. The amount of total assets and revenue of Moy Park included in our Condensed Consolidated and Combined Financial Statements as of and for the thirty-nine weeks ended September 24, 2017 was $2.2 billion and $1.5 billion, respectively.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Tax Claims and Proceedings
In 2009, the IRS asserted claims against PPC totaling $74.7 million. PPC entered into two stipulations of Settled Issues agreements with the IRS (the “Stipulations”) on December 12, 2012 that accounted for approximately $29.3 million of the claims and should result in no additional tax due. PPC is currently working with the IRS to finalize the complete tax calculations associated with the Stipulations.
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were brought against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. The defendants (including PPC) moved to dismiss all complaints on January 27, 2017, which are fully briefed and a ruling by the court is pending.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 4, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (i) the company colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) PPC’s revenues during the class period were the result of illegal conduct and (iv) that PPC lacked effective internal control over financial reporting, as well as stating that PPC’s industry was anticompetitive. On April 4, 2017, the court appointed another stockholder, George James Fuller, as lead plaintiff. On April 26, 2017, the court set a briefing schedule for the filing an amended complaint and the defendants’ motion to dismiss. On May 11, 2017, Plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2016. Defendants moved to dismiss on June 12, 2017, and Plaintiff filed its opposition on July 12, 2017. Defendants filed their reply on August 1, 2017. The Court’s decision on the motion is currently pending.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS. The defendants (including PPC) moved to dismiss the consolidated amended complaint on September 9, 2017. Briefing on the motions will be complete on November 22, 2017, and a hearing on the motions has been scheduled for January 19, 2018. In addition, on August 29, 2017, PPC filed a Motion to Enforce Confirmation Order Against Growers in the U.S. Bankruptcy Court in the Eastern District of Texas (In re Pilgrim’s Pride Corporation, Case No. 08-45664 (DML) seeking an order enjoining the Grower Plaintiffs from pursuing the class action against PPC. A hearing on this motion was held October 12, 2017. The Court’s decision on the motion is currently pending.
On March 9, 2017, a stockholder derivative action styled as DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of PPC’s directors and its Chief Financial Officer, Fabio Sandri, in the District Court for the County of Weld in Colorado. The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. On April 17, 2017, a related stockholder derivative action styled Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of PPC’s directors and its Chief Financial Officer in the District Court for the County of Weld in Colorado. The Brima complaint contains largely the same allegations as the DiSalvio complaint. On May 4, 2017, the plaintiffs in both the DiSalvio and Brima actions moved to (i) consolidate the two stockholder derivative cases, (ii) stay the consolidated action until the resolution of the motion to dismiss in the Hogan putative securities class action, and (iii) appoint co-lead counsel. The court granted the motion on May 8, 2017, staying the proceedings pending resolution of the motion to dismiss in the Hogan action.

PPC believes it has strong defenses in each of the above litigations and intends to contest them vigorously. PPC cannot predict the outcome of these actions nor when they will be resolved. If the plaintiffs were to prevail in any of these ligations, PPC could be liable for damages, which could be material and could adversely affect its financial condition or results of operations.
We are also subject to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, we have made appropriate and adequate accruals for claims where necessary; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 25, 2016, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results. The following risk factors either update or supplement those contained in our annual report on Form 10-K for the year ended December 25, 2016:
We may not be able to successfully integrate the operations of companies we acquire, including Moy Park or GNP, or benefit from growth opportunities.
We intend to pursue additional selected growth opportunities in the future. These opportunities, including the Moy Park acquisition and the GNP acquisition, may expose us to successor liability relating to actions involving any acquired entities, their respective management or contingent liabilities incurred prior to our involvement and will expose us to liabilities associated with ongoing operations, in particular to the extent we are unable to adequately and safely manage such acquired operations. A material liability associated with these types of opportunities, or our failure to successfully integrate any acquired entities into our business, could adversely affect our reputation and have a material adverse effect on us.
Undisclosed liabilities from our acquisitions may harm our financial condition and operating results. If we make acquisitions in the future, these transactions may be structured in such a manner that would result in our assumption of undisclosed liabilities or liabilities not identified during our pre-acquisition due diligence. These obligations and liabilities could adversely affect our financial condition and operating results.
We may not be able to successfully integrate any growth opportunities we may undertake in the future, including the Moy Park acquisition and the GNP acquisition, or successfully implement appropriate operational, financial and administrative systems and controls to achieve the benefits that we expect to result therefrom. These risks include: (1) failure of the acquired entities to achieve expected results; (2) possible inability to retain or hire key personnel of the acquired entities; and (3) possible inability to achieve expected synergies and/or economies of scale. In addition, the process of integrating businesses could cause interruption of, or loss of momentum in, the activities of our existing business. The diversion of our management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could adversely affect our business, results of operations and prospects.

Our foreign operations pose special risks to our business and operations.
We have significant operations and assets located in Mexico and Europe and may participate in or acquire operations and assets in other foreign countries in the future. Foreign operations are subject to a number of special risks such as currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and changes in laws and policies, including tax laws and laws governing foreign-owned operations.
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

The terms of the Moy Park Indenture restrict Moy Park’s ability and the ability of certain of Moy Park’s subsidiaries to, among other things, make payments and distributions to us. These restrictions may have a material adverse effect on Moy Park’s ability to make these payments and distributions in the future.
J&F Investimentos S.A. is investigating improper payments made in Brazil in connection with admissions of illicit conduct to the Brazilian Federal Prosecutor’s Office and the outcome of this investigation and related investigations by the Brazilian government could have a material adverse effect on us.
On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and the companies controlled by J&F, the “J&F Group”) (including two former directors of the Company), a company organized in Brazil and an indirect controlling stockholder of the Company, entered into plea bargain agreements (the “Plea Bargain Agreements”) with the Brazilian Federal Prosecutor’s Office (Ministério Público Federal) (“MPF”) in connection with certain illicit conduct involving improper payments made to Brazilian politicians, government officials and other individuals in Brazil committed by or on behalf of J&F and certain J&F Group companies. The details of such illicit conduct are set forth in separate annexes to the Plea Bargain Agreements, and include admissions of improper payments to politicians and political parties in Brazil over the last 10 years in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.
Pursuant to the terms of the Plea Bargain Agreements, the MPF agreed to grant immunity to the officers in exchange for such officers agreeing, among other considerations, to: (1) pay fines totaling R$225.0 million; (2) cooperate with the MPF, including providing supporting evidence of the illicit conduct identified in the annexes to the Plea Bargain Agreements; and (3) present any previously undisclosed illicit conduct within 120 days following the execution of the Plea Bargain Agreements as long as the description of such conduct had not been omitted in bad faith. In addition, the Plea Bargain Agreements provide that the MPF may terminate any Plea Bargain Agreement and request that the Supreme Court of Brazil (Supremo Tribunal Federal) (“STF”) ratify such termination if any illicit conduct is identified that was not included in the annexes to the Plea Bargain Agreements.
On June 5, 2017, J&F, in its role as the controlling shareholder of the J&F Group, entered into a leniency agreement (the “Leniency Agreement”) with the MPF, whereby J&F assumed responsibility for the conduct that was described in the annexes to the Plea Bargain Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of R$10.3 billion, adjusted for inflation, over a 25-year period. In exchange, the MPF agreed not to initiate or propose any criminal, civil or administrative actions against J&F, the companies of the J&F Group or those officers of J&F with respect to such conduct. Pursuant to the terms of the Leniency Agreement, if the Plea Bargain Agreement is annulled by the STF, then the Leniency Agreement may also be terminated by the Fifth Chamber of Coordination and Reviews of the MPF or, solely with respect to the criminal related provisions of the Leniency Agreement, by the 10th Federal Court of the Federal District in Brasília, the authorities responsible for the ratification of the Leniency Agreement.
On August 24, 2017, the Fifth Chamber ratified the Leniency Agreement. On September 8, 2017, the 10th Federal Court ratified the Leniency Agreement. In compliance with the terms of the Leniency Agreement, J&F is conducting an internal investigation involving improper payments made in Brazil by or on behalf of J&F, certain companies of the J&F Group and certain officers of J&F (including two former directors of the Company). J&F has engaged outside advisors to assist it in conducting the investigation, including an assessment as to whether any of the misconduct disclosed to Brazilian authorities had any connection to the Company or Moy Park, or resulted in a violation of U.S. law. The internal investigation is ongoing and the Company is fully cooperating with J&F in connection with the investigation. We cannot predict when the investigation will be completed or the results of the investigation, including the outcome or impact of any government investigations or any resulting litigation.
On September 8, 2017, at the request of the MPF, the STF issued an order temporarily revoking the immunity from prosecution previously granted to Joesley Mendonça Batista and another executive of J&F in connection with the Plea Bargain Agreements. The MPF requested the revocation of their immunity following public disclosure of certain voice recordings involving them in which they discussed certain alleged illicit activities the MPF claims were not covered by the annexes to their respective Plea Bargain Agreements. On September 10, 2017, Joesley Mendonça Batista voluntarily turned himself into police in Brazil. On
September 11, 2017, the 10th Federal Court suspended its ratification of the criminal provisions of the Leniency Agreement as a result of the STF’s temporary revocation of Joesley Mendonça Batista immunity under his Plea Bargain Agreement. The provisions of the Leniency Agreement related to criminal conduct will remain suspended until the STF issues a final decision on the validity of the Plea Bargain Agreements.
We cannot predict whether the Plea Bargain Agreements will be upheld or terminated by the STF, and, if terminated, whether the Leniency Agreement will be also terminated by either the Fifth Chamber and/or the 10th Federal Court, and to what extent. If the Leniency Agreement is terminated, in whole or in part, as a result of any Plea Bargain Agreement being terminated, this may materially adversely affect the public perception or reputation of the J&F Group, including the Company, and could have a material adverse effect on the J&F Group’s business, financial condition, results of operations and prospects. Furthermore, the termination of the Leniency Agreement may cause the termination of certain stabilization agreements entered into by JBS S.A.

and certain of its subsidiaries, which would permit the lenders of the debt that is the subject to the terms of the stabilization agreements to accelerate their debt, which could have a material adverse effect on JBS S.A. and its subsidiaries (including the Company).
Separately, Wesley Mendonça Batista (the former Chief Executive Officer of JBS S.A.) was arrested on September 13, 2017, as a result of a separate investigation by Brazil’s federal police alleging that Joesley Mendonça Batista and Wesley Mendonça Batista carried out insider trading transactions involving the sale of shares of JBS S.A. and foreign exchange futures contracts prior to the announcement of the Plea Bargain Agreements. The Securities and Exchange Commission of Brazil (Comissão de Valores Mobiliários) is also investigating these insider trading transactions. On September 21, 2017, the Brazilian federal police formally requested that the federal prosecutor bring charges against Joesley Mendonça Batista and Wesley Mendonça Batista as a result of this investigation. These investigations, possible indictments and any further developments in this matter may materially adversely affect the public perception or reputation of JBS S.A. and its subsidiaries (including the Company) and could have a material adverse effect on JBS S.A. and its subsidiaries (including the Company).
We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act.
We are subject to a number of anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act.
The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments or improperly providing anything of value to foreign officials, directly or indirectly, for the purpose of obtaining or keeping business and/or other benefits. Some of these laws have legal effect outside the jurisdictions in which they are adopted under certain circumstances. The FCPA also requires maintenance of adequate record-keeping and internal accounting practices to accurately reflect transactions. Under the FCPA, companies operating in the United States may be held liable for actions taken by their strategic or local partners or representatives.
The UK Bribery Act is broader in scope than the FCPA in that it directly prohibits commercial bribery (i.e. bribing others than government officials) in addition to bribery of government officials and it does not recognize certain exceptions, notably for facilitation payments, that are permitted by the FCPA. The UK Bribery Act also has wide jurisdiction. It covers any offense committed in the United Kingdom, but proceedings can also be brought if a person who has a close connection with the United Kingdom commits the relevant acts or omissions outside the United Kingdom. The UK Bribery Act defines a person with a close connection to include British citizens, individuals ordinarily resident in the United Kingdom and bodies incorporated in the United Kingdom.
The UK Bribery Act also provides that any organization that conducts part of its business in the United Kingdom, even if it is not incorporated in the United Kingdom, can be prosecuted for the corporate offense of failing to prevent bribery by an associated person, even if the bribery took place entirely outside the United Kingdom and the associated person had no connection with the United Kingdom. Other jurisdictions in which we operate have adopted similar anti-corruption, anti-bribery and anti-kickback laws to which we are subject. Civil and criminal penalties may be imposed for violations of these laws.
Although the code of ethics and standards of conduct adopted by JBS S.A. in late 2015 requires our employees to comply with the FCPA and the UK Bribery Act, we are still implementing a formal compliance program and policies that cover our employees and consultants. We operate in some countries which are viewed as high risk for corruption. Despite our ongoing efforts to ensure compliance with the FCPA, the UK Bribery Act and similar laws, there can be no assurance that our directors, officers, employees, agents, third-party intermediaries and the companies to which we outsource certain of our business operations, will comply with those laws and our anti-corruption policies, and we may be ultimately held responsible for any such non-compliance. If we or our directors or officers violate anti-corruption laws or other laws governing the conduct of business with government entities (including local laws), we or our directors or officers may be subject to criminal and civil penalties or other remedial measures, which could harm our reputation and have a material adverse impact on our business, financial condition, results of operations and prospects. Any actual or alleged violations of such laws could also harm our reputation or have an adverse impact on our business, financial condition, results of operations and prospects.
Our future financial and operating flexibility may be adversely affected by significant leverage.
On a consolidated basis, as of September 24, 2017, we had approximately $1.6 billion in secured indebtedness, $991.0 million of unsecured indebtedness and had the ability to borrow approximately $744.8 million under our credit agreements. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness.
The degree to which we are leveraged could have important consequences because:

•	It could affect our ability to satisfy our obligations under our credit agreements and any other financing arrangements;

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
Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. For example, our acquisitions of GNP and Moy Park were structured as a stock purchase in which we effectively assumed all of the liabilities of GNP and Moy Park, respectively, including liabilities that may be unknown. Such unknown obligations and liabilities could harm our financial condition and operating results.
The vote by the U.K. electorate in favor of having the U.K. exit the European Union could adversely impact our business, results of operations and financial condition.
In a referendum held in the United Kingdom on June 23, 2016, a majority of those voting voted for the United Kingdom to leave the European Union (referred to as “Brexit”). For now, the United Kingdom remains a member of the European Union and there will not be any immediate change in either European Union or U.K. law as a consequence of the vote. European Union law does not govern contracts and the United Kingdom is not part of the European Union’s monetary union. However, Brexit vote signals the beginning of a lengthy process under which the terms of the United Kingdom’s withdrawal from, and future relationship with, the European Union will be negotiated and legislation to implement the United Kingdom’s withdrawal from the European
Union will be enacted. The ultimate impact of Brexit vote will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union. Although the timetable for U.K. withdrawal is not at all clear at this stage, it is likely that the withdrawal of the United Kingdom from the European Union will take more than two years to be negotiated and conclude.
Brexit could impair our ability to transact business in the United Kingdom and in countries in the European Union. Brexit has already and could continue to adversely affect European and/or worldwide economic and market conditions and could continue to contribute to instability in the global financial markets. The long-term effects of Brexit will depend in part on any agreements the United Kingdom makes to retain access to markets in the European Union following the United Kingdom’s withdrawal from the European Union. In addition, we expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the food industry, we could face significant new costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Additionally, Moy Park’s results of operations may be adversely affected if the United Kingdom is unable to secure replacement trade agreements and arrangements on terms as favorable as those currently enjoyed by the United Kingdom. Any of the effects of Brexit could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 28, 2015, our Board of Directors approved a $150.0 million share repurchase authorization. We plan to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. On February 8, 2017, the Company's Board of Directors further extended the program expiration to August 9, 2017. The extent to which we repurchase our shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by our management team. We reserve the right to limit or terminate the repurchase program at any time without notice. As of September 24, 2017, we had repurchased 11,415,373 shares under this program with a market value at the time of purchase of approximately $231.8 million. Set forth below is information regarding our stock repurchases for the thirteen weeks ended September 24, 2017.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs
June 26, 2017 through July 23, 2017	—	$—	—	$72,913,018
July 24, 2017 through August 27, 2017	—	—	—	72,913,018
August 28, 2017 through September 24, 2017	—	—	—	72,913,018
Total	—	$—	—	$72,913,018

ITEM 6.     EXHIBITS

2.1	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s current report on Form 8-K (No. 000-17060) dated September 28, 2000).
2.2
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO (No. 005-81998) filed on December 5, 2006).

2.3
Stock Purchase Agreement by and between the Company and JBS USA Holding Lux, S.à.r.l., formerly known as JBS USA Holdings, LLC, dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s current report on Form 8-K (No. 001-09273) filed September 18, 2009).

2.4
Amendment No.1 to the Stock Purchase Agreement by and between the Company and JBS USA Holding Lux, S.à.r.l., formerly known as JBS USA Holdings, LLC, dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s annual report on Form 10-K/A (No. 001-09273) filed January 22, 2010).

2.5
Share Purchase Agreement, dated as of September 8, 2017, among JBS S.A., Granite Holdings S.à r.l., Onix Investments UK Limited and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 2.1 to the Company’s current report on Form 8-K (No. 001-09273) filed on September 11, 2017).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).
3.2	Amended and Restated Corporate Bylaws of Pilgrim’s Pride Corporation, as amended.*
4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).
4.2	Amended and Restated Corporate Bylaws of the Company, as amended (included as Exhibit 3.2).
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

10.1
First Amendment to Third Amended and Restated Credit Agreement dated September 6, 2017 among Pilgrim’s Pride Corporation, the other loan parties thereto, and the lenders party thereto, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (No. 001-09273) filed on September 11, 2017).

10.2
Seller Note, dated as of September 8, 2017 among Pilgrim’s Pride Corporation, JBS S.A. and Onix Investments UK Limited (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K (No. 001-09273) filed on September 11, 2017).

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended September 24, 2017 and September 25, 2016.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: November 7, 2017	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)