Form 10-K
period 2017-12-31
PILGRIMS PRIDE CORP
filed 2018-02-16
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 25, 2017 was $1,203,667,109. For purposes of the foregoing calculation only, all directors, executive officers and greater than 10% beneficial owners have been deemed affiliates. Number of shares of the Registrant’s Common Stock outstanding as of February 14, 2018 was 248,752,508.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

PILGRIM’S PRIDE CORPORATION
FORM 10-K

i

PART I
Forward Looking Statements and Explanatory Note
Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made herein, in our other filings with the Securities and Exchange Commission (“SEC”), in press releases, and in certain other oral and written presentations.
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
Item 1. Business
Company Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms), which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owns 78.6% of our outstanding common stock. We are one of the largest chicken producers in the world with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, and the Netherlands. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. We offer a wide range of products to our customers through strong national and international distribution channels. Pilgrim's fresh chicken products consist of refrigerated (non-frozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts.
We market our balanced portfolio of fresh, prepared and value-added chicken products to a diverse set of over 5,500 customers across the U.S., the U.K., Mexico and in approximately 100 other countries, with no single customer accounting for more than 10% of total sales. We have become a valuable partner to our customers and a recognized industry leader by consistently providing high-quality products and services designed to meet their needs and enhance their business. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors, such as Chick-fil-A® and retail customers, including grocery store chains and wholesale clubs, such as Kroger®, Costco®, Publix®, and H-E-B®.
As a vertically integrated company, we control every phase of the production process, which helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. As of December 31, 2017, we operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Europe, Mexico and Puerto Rico. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 5,200 growers, 39 feed mills, 50 hatcheries, 36 processing plants, 16 prepared foods cook plants, 20 distribution centers, nine rendering facilities and four pet food plants, we believe we are well-positioned to supply the growing demand for our products.
Our U.K. and Europe segment reflects the operations of Granite Holdings Sàrl and its subsidiaries (together, “Moy Park”), which we acquired on September 8, 2017. Moy Park is a leading and highly regarded U.K. food company, providing fresh, high quality and locally farmed poultry and convenience food products. Moy Park has operated in the U.K. and Europe retail market for over 50 years and delivers a range of fresh, ready-to-cook, coated and ready-to-eat poultry products to major retailers and large foodservice customers throughout the United Kingdom, Ireland, France and The Netherlands. We believe that we operate one of the most efficient business models for chicken production in the U.K. and Europe.
We are one of the largest, and we believe one of the most efficient, producers and sellers of chicken in Mexico. Our presence in Mexico provides access to a market with growing demand and has enabled us to leverage our operational strengths within the region. The market for chicken products in Mexico is still developing, with most sales attributed to fresh, commodity-oriented, market price-based business. Additionally, we are an important player in the live market in Mexico. We believe our Mexico business is well-positioned to continue benefiting from these trends in the Mexican consumer market.
As of December 31, 2017, we have approximately 51,300 employees and have the capacity to process more than 45.2 million birds per week for a total of more than 13.3 billion pounds of live chicken annually. In 2017, we produced 10.0 billion pounds of chicken products, generating approximately $10.8 billion in net sales and approximately $694.6 million in net income attributable to Pilgrim’s.
On June 29, 2015, we acquired 100% of the equity of Provemex Holdings, LLC and its subsidiaries (together, “Tyson Mexico”) from Tyson Foods, Inc. and certain of its subsidiaries. Tyson Mexico is a vertically integrated poultry business based in Gómez Palacio, Durango, Mexico. The acquired business had a production capacity of 2.9 million birds per week in its three plants and employed approximately 4,400 people at the time of acquisition. The acquisition further strengthened our strategic position in the Mexico chicken market. The Tyson Mexico operations are included in our Mexico segment.
On January 6, 2017, we acquired 100% of the membership interests of GNP from Maschhoff Family Foods, LLC for a cash purchase price of $350 million, subject to customary working capital adjustments. GNP is a vertically integrated poultry business based in St. Cloud, Minnesota. The acquired business had a production capacity of 2.1 million birds per five-day work week in its two plants and employed approximately 1,500 people at the time of acquisition. The plants are located in geographic areas where Pilgrim’s did not have a presence, providing Pilgrim’s the opportunity to expand its production and customer bases. We plan to continue to leverage GNP’s operations to enhance production efficiencies. Also, the addition of GNP’s Just Bare® product lines join our existing no-antibiotics-ever and organic production capabilities, strengthening our footprint in fast-growing and higher-margin chicken segments. This acquisition further strengthens the Company’s strategic position in the U.S. chicken market. The GNP operations are included in our U.S. segment.
On September 8, 2017, we acquired 100% of the issued and outstanding shares of Granite Holdings Sàrl and its subsidiaries (together, “Moy Park”) from JBS S.A. for a cash purchase price of $301.3 million and a note payable to the seller in the amount of £562.5 million. Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With 4 fresh processing plants, 10 prepared foods cook plants, 3 feed mills, 7 hatcheries and 1 rendering facility in the U.K., France, and The Netherlands, the acquired business processes 6.0 million birds per seven-day work week, in addition to producing around 456.0 million pounds of prepared foods per year. Moy Park currently has approximately 10,200 employees. The plants are located in geographic areas where Pilgrim’s is not currently present, providing Pilgrim’s the opportunity to expand its production and customer bases. The Moy Park operations constitutes our U.K. and Europe segment.
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2017) applies to our fiscal year and not the calendar year. Fiscal 2017 was a 53-week fiscal year.
Our Industry
Industry Overview
The U.S. consumes more chicken than any other protein (approximately 35.3 billion pounds projected in calendar year 2018 according to the U.S. Department of Agriculture (“USDA”)), and chicken is the second most consumed protein globally after pork. The U.S. is the world’s largest producer of chicken and is projected to produce approximately 42.0 billion pounds of ready-to-cook broiler meat in calendar year 2018, representing 20.8% of the total world production. Broilers are tender, young chickens suitable for broiling or roasting. Brazil and China produce the second and third most broiler meat, with 14.8% and 12.1% of the world market, respectively, according to the USDA.
According to the USDA, the export of U.S. chicken products increased at an average annual growth rate of 1.3% from 2007 through 2017. The U.S. is the second-largest exporter of broiler meat behind Brazil. The U.S. is projected to export 6.9 billion pounds in calendar year 2018, which would account for 27.9% of the total world exports and 16.8% of the total U.S. production, according to the USDA. The top five exporters are projected to control over 85.7% of the market in 2018.

According to the USDA, chicken production in the U.S. increased from 2007 through 2017 at a compounded annual growth rate of 1.2%. The growth in chicken demand is attributable to (i) relative affordability compared to other proteins such as beef and pork, (ii) the increasingly health conscious nature of U.S. consumers, (iii) chicken’s consistent quality and versatility and (iv) its introduction on many foodservice menus. In addition, global protein demand continues to be strong, consistent with rising standards of living and a growing middle class in developing countries around the world. USDA estimates from 2017 through 2026 show an anticipated increase of global chicken production at a compounded annual growth rate of 0.8%. We believe our relationship with JBS positions us to capture a portion of those emerging markets.
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
Feed. Broilers are fed corn and soybean meal as well as certain vitamins and minerals. Corn and soybean meal accounted for approximately 45.7% and 37.0% of our feed costs, respectively, in 2017. Broiler production is significantly more efficient from a feed perspective than cattle or hog production. Approximately two pounds of feed are required for each pound of chicken, as compared to approximately seven and 3.5 pounds for cattle and hogs, respectively. We have sought to mitigate the impact of feed price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed price contracts, broadening our product portfolio and expanding the variety of contracts within our book of business.
Competitive Strengths
We believe that our competitive strengths will enable us to maintain and grow our position as a leading chicken company and to capitalize on future favorable growth opportunities:
Leading market position in the growing chicken industry. We are one of the largest chicken producers globally and a leading chicken producer in the U.S. with an approximate 17.3% market share, based on ready-to-cook production in 2017, according to WATTPoultryUSA magazine. We believe we can maintain this prominent market position as we are one of the few producers in the chicken industry that can fully satisfy the requirements of large retailers and foodservice companies due to our broad product range, national distribution, vertically integrated operations and technical capabilities. Further, our scale of operations, balanced product portfolio and a wide range of production capabilities enable us to meet both the capacity and quality requirements of our customer base. Finally, we believe we are well-positioned with our global footprint to benefit from the growth in the U.S. chicken export market.
Broad product portfolio. We have a diversified product portfolio ranging from large to small birds and from fresh to cooked to processed chicken. In addition, our prepared foods business is focused on our most profitable product lines. We believe we are well-positioned to be the primary chicken supplier for large customers due to our ability to provide consistent supply, innovate and develop new products to address consumer desires and provide competitive pricing across a diverse product portfolio. Our balanced portfolio of fresh, prepared and value-added chicken products yields a diversified sales mix, mitigating supply and market volatility and creating more consistent gross margins.
Blue chip and diverse customer base across all industry segments. We benefit from strong relationships with leading companies in every customer segment, including Chick-fil-A®, US Foods, Kroger®, Costco®, Publix®, and H-E-B®, most of whom have been doing business with us for more than five years. We sell our products to a large and diverse customer base, with over 5,500 customers, with no single one accounting for more than 10% of total sales.
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

Our senior management team is led by William W. Lovette, our Chief Executive Officer, who has over 30 years of experience in the chicken industry. Our management team has successfully improved and realigned our business and instilled a corporate culture focused on performance and accountability. We also benefit from management ideas, best practices and talent shared with the seasoned management team of JBS, which has over 50 years of combined experience operating protein processing facilities in South America, North America, Australia and Europe.
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
Between 2011 and 2017, these initiatives have resulted in approximately $1.1 billion of cumulative operational improvements, including from reduction of plant-related costs and improved sales mix and product yield.
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
Reportable Business Segment
We operate in three reportable business segments: U.S., U.K. and Europe, and Mexico. As a producer and seller of chicken products we either produce or purchase chicken for resale in the U.S., the U.K and Europe, and Mexico. We conduct separate operations in the U.S., the U.K. and Europe, Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our U.S. operations. See “Note 21. Business Segment and Geographic Reporting” of our Consolidated and Combined Financial Statements included in this annual report for additional information.
Foreign Operations Risks
Our foreign operations pose special risks to our business and operations. A discussion of foreign operations risks is included in “Item 1A. Risk Factors."
Products and Markets

Our primary product types are fresh chicken products, prepared chicken products and value-added export chicken products. We sell our fresh chicken products to the foodservice and retail markets. Our fresh chicken products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated and prepackaged case-ready chicken. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our fresh chicken sales accounted for 83.0% of our total U.S. chicken sales in 2017.
We also sell prepared chicken products, including portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Our prepared chicken products sales accounted for 13.9% of our total U.S. chicken sales in 2017.
Export and other chicken products primarily consist of whole chickens and chicken parts sold either refrigerated for distributors in the U.S. or frozen for distribution to export markets. We sell U.S.-produced chicken products for export to Mexico, the Middle East, Asia, countries within the Commonwealth of Independent States (the “CIS”) and other world markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. Prices for export sales are determined by supply and demand and local market conditions. In certain newly accessed international markets, we have established premium brands, which allow us to market our products at a premium to commodity price levels within those regions. Our export and other chicken products sales accounted for 3.1% of our total U.S. chicken sales in 2017.
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
Our retail market consists primarily of grocery store chains, wholesale clubs and other retail distributors. Our retail market products consist primarily of branded, prepackaged cut-up and whole chicken and chicken parts. We concentrate our efforts in this market on creating value for our customers through category management and supporting key customers in expanding their private label sales programs. Additionally, for many years, we have invested in both trade and retail marketing designed to establish high levels of brand name awareness and consumer preference. We utilize numerous advertising and marketing techniques to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Gold Kist®, County Post®, Pierce Chicken®, Pilgrim’s Pride®, Pilgrim’s® brands, and Moy Park®. We believe our efforts to achieve and maintain brand awareness and loyalty help to achieve greater price premiums than would otherwise be the case in certain markets and support and expand our product distribution. We actively seek to identify and address consumer preferences by using sophisticated qualitative and quantitative consumer research techniques in key geographic markets to discover and validate new product ideas, packaging designs and methods.
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

	2017	2016	2015	2014	2013
	(In thousands)
U.S. chicken:
Fresh chicken	$5,700,503	$4,627,137	$4,701,943	$4,703,993	$4,123,089
Prepared chicken	950,378	1,269,010	1,672,693	1,787,389	2,046,746
Export and other chicken	213,595	313,827	358,877	620,082	715,969
Total U.S. chicken	6,864,476	6,209,974	6,733,513	7,111,464	6,885,804
U.K. and Europe chicken:
Fresh chicken	846,575	811,127	240,815	—	—
Prepared chicken	792,284	794,880	241,589	—	—
Export and other chicken	318,699	283,276	67,903	—	—
Total U.K. and Europe chicken	1,957,558	1,889,283	550,307	—	—
Mexico chicken	1,303,656	1,245,644	1,016,200	900,360	864,454
Total chicken	10,125,690	9,344,901	8,300,020	8,011,824	7,750,258
Other products:
U.S.	578,746	461,429	409,841	535,572	614,409
U.K. and Europe	38,761	58,158	22,261	—	—
Mexico	24,666	14,076	20,550	35,969	46,481
Total other products	642,173	533,663	452,652	571,541	660,890
Total net sales	$10,767,863	$9,878,564	$8,752,672	$8,583,365	$8,411,148
The following table sets forth, beginning with 2013, the percentage of net U.S. chicken sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	2017	2016	2015	2014	2013

U.S. chicken:
Fresh chicken	83.0	74.5	69.8	66.2	59.9
Prepared chicken	13.9	20.4	24.9	25.1	29.7
Export and other chicken	3.1	5.1	5.3	8.7	10.4
Total U.S. chicken	100.0	100.0	100.0	100.0	100.0
United States Operations
Product Types
Fresh Chicken Overview. Fresh chicken is an important component of our sales and accounted for $5,700.5 million, or 83.0%, of our total U.S. chicken sales in 2017 and $4,123.1 million, or 59.9%, in 2013. Most fresh chicken products are sold to established customers, based upon certain weekly or monthly market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. The majority of these products are sold pursuant to agreements with varying terms that set a price according to formulas based on underlying chicken price markets, subject in many cases to minimum and maximum prices.

Prepared Chicken Overview. In 2017, $950.4 million, or 13.9%, of our U.S. chicken sales were in prepared chicken products to foodservice customers and retail distributors, as compared to $2,046.7 million, or 29.7%, in 2013. The production and sale in the U.S. of prepared chicken products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our U.S. cost of sales, representing approximately 30.8% of our U.S. cost of sales in 2017. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.
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
Export and Other Chicken Overview. Our export and other chicken products consist of whole chickens and chicken parts sold primarily in bulk, nonbranded form, either refrigerated to distributors in the U.S. or frozen for distribution to export markets, and branded and nonbranded prepared chicken products for distribution to export markets. In 2017, approximately $213.6 million, or 3.1%, of our total U.S. chicken sales were attributable to U.S. chicken export and other chicken products, as compared to $716.0 million, or 10.4%, in 2013.
Markets for Other Products
Presently, this category includes chicken by-products, which we convert into protein products and sell primarily to manufacturers of pet foods. In addition, many of our U.S. feed mills produce and sell some livestock feeds to local dairy farmers and livestock producers.

	2017	2016	2015	2014	2013

U.K. and Europe chicken:
Fresh chicken	43.2	42.9	43.8	—	—
Prepared chicken	40.5	42.1	43.9	—	—
Export and other chicken	16.3	15.0	12.3	—	—
Total U.K. and Europe chicken	100.0	100.0	100.0	—	—
United Kingdom and Europe Operations

Background

On September 8, 2017, a subsidiary of the Company acquired 100% of the issued and outstanding shares of Moy Park from JBS S.A. in a common-control transaction for cash and a note payable to the seller. Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With 4 fresh processing plants, 10 prepared foods cook plants, 3 feed mills, 7 hatcheries and 1 rendering facility in the U.K., France, and the Netherlands, Moy Park processes 6.0 million birds per seven-day work week, in addition to producing around 456.0 million pounds of prepared foods per year.

Our Moy Park operations, with plants in the U.K., France and The Netherlands generated approximately 18.2% of our net sales in 2017. We are one of the largest producers and sellers of chicken in the U.K.. We believe that we operate one of the most efficient business models for chicken production in the U.K. and Europe.

During 2016 and 2017, we invested approximately £20 million in a new poultry hatchery facility in Newark, England with an egg set capacity of 2.9 million eggs per week. The first birds were hatched from the facility in September 2017.

Product Types

In the United Kingdom, Moy Park’s fresh chicken sales primarily consist of refrigerated and frozen whole chickens, breast fillets and bone-in chicken parts. In the United Kingdom, Ireland, France and The Netherlands, Moy Park produces further processed and prepared chicken products for sale to customers in retail, foodservice, agricultural and international distribution channels. Moy Park also sells a range of ready-to-cook, coated and ready-to-eat chicken products to major retailers and large foodservice customers. Moy Park maintains a new product development team and an executive chef to continue to develop new ideas for value added products across its range, and share those insights with its customers in order to drive sales. Moy Park has included new innovative products in its portfolio every year during the last five years with a growing new product development pipeline.

In recent years, Moy Park has built strong brands with high levels of brand recognition in the markets in which such brands are sold, including “Moy Park,” “Castle Lea,” “O’Kane Limited” and the Moy Park’s “Jamie Oliver” range. Moy Park believes the development of its brands are important as it provides customers with confidence in the quality and consistency of its products. Brand marketing is focused on establishing its brands through consistent quality and product innovation as well as developing relationships with key customers. Moy Park believes that its brands can be expanded throughout Europe, which provides the opportunity to sell higher margin products in its traditional markets.

Markets

Customers for Moy Park’s fresh and further processed and prepared chicken products include: national and regional retailers (including grocery supermarket chains, independent grocers and club stores) and wholesale distributors; international retailers and wholesale distributors; and the foodservice industry, including foodservice distributors, fast food and other restaurants.
Mexico Operations
Background
Our Mexico operations generated approximately 12.1% of our net sales in 2017. We are one of the largest producers and sellers of chicken in Mexico. We believe that we operate one of the more efficient business models for chicken production in Mexico.
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
Product Types
While the market for chicken products in Mexico is less developed than in the U.S., with sales attributed to fewer, simpler products, we believe we have been successful in differentiating our products through high-quality client service and product improvements. Additionally, we are an important player in the live market in Mexico.
Markets
We sell our chicken products primarily to wholesalers, large restaurant chains, fast food accounts and supermarket chains, and also engage in direct retail distribution in selected markets. Our largest presence is by far in the central states of the country where we have been able to gain market share. Our presence in Mexico reaches approximately 75.4% of the population.
Key Customers
Our two largest customers accounted for approximately 11.0% and 11.6% of our net sales in 2017 and 2016, respectively. No single customer accounted for ten percent or more of our net sales in either 2017 or 2016.
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
Regulation and Environmental Matters
The chicken industry is subject to government regulation, particularly in the health, workplace safety and environmental areas, including provisions relating to the discharge of materials into the environment, by the Centers for Disease Control (“CDC”), the USDA, the Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”) and state and local regulatory authorities in the U.S. and by similar governmental agencies in Mexico. Our chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the U.S. Our Mexican food processing facilities and feed mills are subject to on-site examination, inspection and regulation by government agencies that perform functions similar to those performed by the USDA and FDA.
Our operations are subject to extensive regulation by the EPA and other state and local authorities relating to handling and discharge of waste water, storm water, air emissions, treatment, storage and disposal of wastes, handling of hazardous substances and remediation of contaminated soil, surface water and groundwater. Moy Park’s operations in the U.K. and Europe are subject to a number of local, national and regional laws and other requirements relating to the protection of the environment and the safety and health of personnel and the public. Our Mexican operations also are subject to extensive regulation by Mexican environmental authorities. The EPA, Mexican, U.K. and European environmental authorities and/or other U.S. or Mexican state and local authorities may, from time to time, adopt revisions to environmental rules and regulations, and/or changes in the terms and conditions of our environmental permits, with which we must comply. Compliance with existing or new environmental requirements, including more stringent limitations imposed or expected in recently-renewed or soon-to be renewed environmental permits, may require capital expenditures and operating expenses which may be significant. Our operations are also subject to regulation by the EPA, OSHA and other state, federal and local regulatory authorities regarding the treatment and disposal of agricultural and food processing wastes, the use and maintenance of refrigeration systems, including ammonia-based chillers, noise, odor and dust management, the operation of mechanized processing equipment, and other operations.
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
Employees
As of December 31, 2017, we employed approximately 30,900 persons in the U.S., approximately 10,200 persons in Mexico and approximately 10,200 persons in the U.K. and Europe. Approximately 37.8% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2018 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of agreements, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
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
Financial Information about Foreign Operations
We have foreign operations in Mexico, the U.K. and Europe. Geographic financial information is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information, see “Note 21. Business Segment and Geographic Reporting” of our Consolidated and Combined Financial Statements included in this annual report.
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
Executive Officers
Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
William W. Lovette	58	President and Chief Executive Officer
Fabio Sandri	46	Chief Financial Officer

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
There have been outbreaks of other low pathogenic strains of avian influenza in the U.S., and in Mexico outbreaks of both high and low-pathogenic strains of avian influenza are a fairly common occurrence. Historically, the outbreaks of low pathogenic strains of avian influenza have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with highly pathogenic strains such as HPAI H5 and H7N3 or highly infectious strains such as H7N9. Even if no further highly pathogenic or highly contagious strains of avian influenza are confirmed in the U.S., the U.K. and Europe or Mexico, there can be no assurance that outbreaks of these strains in other countries will not materially adversely affect demand for U.S.-produced poultry internationally and/or U.S.-produced, the U.K. and Europe produced or Mexico-produced poultry domestically, and, if any of these strains were to spread to either the U.S., the U.K. and Europe or Mexico, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.
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
We may not be able to successfully integrate any growth opportunities we may undertake in the future, including the Moy Park acquisition and the GNP acquisition, or successfully implement appropriate operational, financial and administrative systems and controls to achieve the benefits that we expect to result therefrom. These risks include: (1) failure of the acquired entities to achieve expected results; (2) possible inability to retain or hire key personnel of the acquired entities; and (3) possible inability to achieve expected synergies and/or economies of scale. In addition, the process of integrating businesses could cause interruption of, or loss of momentum in, the activities of our existing business. The diversion of our management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could adversely affect our business, results of operations, prospects and the market price of the notes.
Competition in the chicken industry with other vertically integrated poultry companies may make us unable to compete successfully in this industry, which could adversely affect our business.
The chicken industry is highly competitive. In the U.S. and Mexico, we primarily compete with other vertically integrated chicken companies.
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
Our two largest customers accounted for approximately 11.0% of our net sales in 2017. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.

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
The terms of Moy Park’s indenture restrict Moy Park’s ability and the ability of certain of Moy Park’s subsidiaries to, among other things, make payments and distributions to us. These restrictions may have a material adverse effect on Moy Park’s ability to make these payments and distributions in the future.
Disruptions in international markets and distribution channels could adversely affect our business.
Historically, we have targeted international markets to generate additional demand for our products. In particular, given U.S. customers’ general preference for white meat, we have targeted international markets for the sale of dark chicken meat, specifically leg quarters, which are a natural by-product of our U.S. operations’ concentration on prepared chicken products. As part of this initiative, we have created a significant international distribution network into several markets in Mexico, the Middle East, Asia and countries within the Commonwealth of Independent States (the “CIS”). Our success in these markets may be, and our success in recent periods has been, adversely affected by disruptions in chicken export markets. For example, dozens of countries, including Mexico, Canada, China, Angola and South Korea, imposed either partial or full bans on the importation of poultry produced in the U.S. after an outbreak of HPAI H5 avian influenza was confirmed in 2015. Additionally, China imposed anti-dumping and countervailing duties on the U.S. chicken producers in 2010, which have deterred Chinese importers from purchases of U.S.-origin chicken products. Russia also banned the importation of chicken and other agricultural products from the U.S. and certain other western countries in August 2014 in retaliation for sanctions imposed by the U.S. and Europe on Russia over its actions in Ukraine.
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
Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new federal immigration legislation is enacted or if states in which we do business enact immigration laws, such laws may contain provisions that could make it more difficult or costly for us to hire U.S. citizens and/or legal immigrant workers. Additionally, there may be uncertainty as to the position the U.S. will take with respect to immigration following the 2016 U.S. presidential election and related change in the U.S. political agenda. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, despite our past and continuing efforts to hire only U.S. citizens and/or persons legally authorized to work in the U.S., we may be unable to ensure that all of our employees are U.S. citizens and/or persons legally authorized to work in the U.S. No assurances can be given that enforcement efforts by governmental authorities will not disrupt a portion of our workforce or operations at one or more facilities, thereby negatively impacting our business. Also, no assurance can be given that further enforcement efforts by governmental authorities will not result in the assessment of fines that could adversely affect our financial position, operating results or cash flows.
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
As of December 31, 2017, we employed approximately 30,900 persons in the U.S.,approximately 10,200 persons in Mexico and approximately 10,200 persons in the U.K. and Europe. Approximately 37.8% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2018 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of agreements, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
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

JBS USA beneficially owns a majority of our common stock and has the ability to control the vote on most matters brought before the holders of our common stock.

JBS USA beneficially owns a majority of the shares and voting power of our common stock and is entitled to appoint a majority of the members of our Board of Directors. As a result, JBS USA will, subject to restrictions on its voting power and actions in a stockholders agreement between JBS USA and us and our organization documents, have the ability to control our management, policies and financing decisions, elect a majority of the members of our Board of Directors at the annual meeting and control the vote on most matters coming before the holders of our common stock.
Under the stockholders agreement between JBS USA and us, JBS USA has the ability to elect up to six members of our Board of Directors and the other holders of our common stock have the ability to elect up to three members of our Board of Directors. If the percentage of our outstanding common stock owned by JBS USA exceeds 80%, then JBS USA would have the ability to elect one additional member of our Board of Directors while the other holders of our common stock would have the ability to elect one less member of our Board of Directors.
J&F Investimentos S.A. is investigating improper payments made in Brazil in connection with admissions of illicit conduct to the Brazilian Federal Prosecutor’s Office and the outcome of this investigation and related investigations by the Brazilian government could have a material adverse effect on us.
On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and the companies controlled by J&F, the “J&F Group”) (including two former directors of the Company), a company organized in Brazil and an indirect controlling stockholder of the Company, entered into plea bargain agreements (the "Plea Bargain Agreements") with the Brazilian Federal Prosecutor's Office (Ministério Público Federal) ("MPF") in connection with certain illicit conduct involving improper payments made to Brazilian politicians, government officials and other individuals in Brazil committed by or on behalf of J&F and certain J&F Group companies. The details of such illicit conduct are set forth in separate annexes to the Plea Bargain Agreements, and include admissions of improper payments to politicians and political parties in Brazil over the last 10 years in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.
Pursuant to the terms of the Plea Bargain Agreements, the MPF agreed to grant immunity to the officers in exchange for such officers agreeing, among other considerations, to: (1) pay fines totaling R$225.0 million; (2) cooperate with the MPF, including providing supporting evidence of the illicit conduct identified in the annexes to the Plea Bargain Agreements; and (3) present any previously undisclosed illicit conduct within 120 days following the execution of the Plea Bargain Agreements as long as the description of such conduct had not been omitted in bad faith. In addition, the Plea Bargain Agreements provide that the MPF may terminate any Plea Bargain Agreement and request that the Supreme Court of Brazil (Supremo Tribunal Federal) ("STF") ratify such termination if any illicit conduct is identified that was not included in the annexes to the Plea Bargain Agreements.
On June 5, 2017, J&F, in its role as the controlling shareholder of the J&F Group, entered into a leniency agreement (the "Leniency Agreement") with the MPF, whereby J&F assumed responsibility for the conduct that was described in the annexes to the Plea Bargain Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of R$10.3 billion, adjusted for inflation, over a 25- year period. In exchange, the MPF agreed not to initiate or propose any criminal, civil or administrative actions against J&F, the companies of the J&F Group or those officers of J&F with respect to such conduct. Pursuant to the terms of the Leniency Agreement, if the Plea Bargain Agreement is annulled by the STF, then the Leniency Agreement may also be terminated by the Fifth Chamber of Coordination and Reviews of the MPF or, solely with respect to the criminal related provisions of the Leniency Agreement, by the 10th Federal Court of the Federal District in Brasilia, the authorities responsible for the ratification of the Leniency Agreement.
On August 24, 2017, the Fifth Chamber ratified the Leniency Agreement. On September 8, 2017, the 10th Federal Court ratified the Leniency Agreement. In compliance with the terms of the Leniency Agreement, J&F is conducting an internal investigation involving improper payments made in Brazil by or on behalf of J&F, certain companies of the J&F Group and certain officers of J&F (including two former directors of the Company). J&F has engaged outside advisors to assist in conducting the investigation, including an assessment as to whether any of the misconduct disclosed to Brazilian authorities had any connection to the Company, or resulted in a violation of U.S. law. The internal investigation is ongoing and the Company is fully cooperating with J&F in connection with the investigation. We cannot predict when the investigation will be completed or the results of the investigation, including the outcome or impact of any government investigations or any resulting litigation.
On September 8, 2017, at the request of the MPF, the STF issued an order temporarily revoking the immunity from prosecution previously granted to Joesley Mendonça Batista and another executive of J&F in connection with the Plea Bargain Agreements. The MPF requested the revocation of their immunity following public disclosure of certain voice recordings involving them in which they discussed certain alleged illicit activities the MPF claims were not covered by the annexes to their respective Plea Bargain Agreements. On September 10, 2017, Joesley Mendonça Batista voluntarily turned himself into police in Brazil. On September 11, 2017, the 10th Federal Court suspended its ratification of the criminal provisions of the Leniency Agreement as a result of the STF's temporary revocation of Joesley Mendonça Batista immunity under his Plea Bargain Agreement. On October 11, 2017, Judge Vallisney de Souza of the 10th Federal Court revalidated the criminal provisions of the Leniency Agreement.
We cannot predict whether the Plea Bargain Agreements will be upheld or terminated by the STF, and, if terminated, whether the Leniency Agreement will be also terminated by either the Fifth Chamber and/or the 10th Federal Court, and to what extent. If the Leniency Agreement is terminated, in whole or in part, as a result of any Plea Bargain Agreement being terminated, this may materially adversely affect the public perception or reputation of the J&F Group, including the Company, and could have a material adverse effect on the J&F Group's business, financial condition, results of operations and prospects. Furthermore, the termination of the Leniency Agreement may cause the termination of certain stabilization agreements entered into by JBS S.A. and certain of its subsidiaries, which would permit the lenders of the debt that is the subject to the terms of the stabilization agreements to accelerate their debt, which could have a material adverse effect on JBS S.A. and its subsidiaries (including the Company).
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

We are increasingly dependent on information technology, and our business and reputation could suffer if we are unable to protect our information technology systems against, or effectively respond to, cyber-attacks, other cyber incidents or security breaches or if our information technology systems are otherwise disrupted.
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
Cyber-attacks and other cyber incidents are occurring more frequently and are constantly evolving in nature and sophistication. Our failure to maintain our cyber-security measures and keep abreast of new and evolving threats may make our systems vulnerable. The vulnerability of our systems and our failure to identify or respond timely to cyber incidents could have an adverse effect on our operations and reputation and expose us to liability or regulatory enforcement actions.
Our future financial and operating flexibility may be adversely affected by significant leverage.
On a consolidated basis, as of December 31, 2017, we had approximately $865.2 million in secured indebtedness, $1,844.2 million of unsecured indebtedness and had the ability to borrow approximately $750.1 million under our credit agreements. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness.
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
We have a significant amount of goodwill on our Consolidated and Combined Balance Sheet. Under generally accepted accounting principles, goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our goodwill include changes in the industry in which we operate, particularly the impact of a downturn in the global economy or the economies of geographic regions or countries in which we operate, as well as competition, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability.
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
In a referendum held in the U.K. on June 23, 2016, a majority of those voting voted for the U.K. to leave the European Union (referred to as “Brexit”). For now, the U.K. remains a member of the European Union and there will not be any immediate change in either European Union or U.K. law as a consequence of the vote. European Union law does not govern contracts and the U.K. is not part of the European Union’s monetary union. However, Brexit vote signals the beginning of a lengthy process under which the terms of the U.K.’s withdrawal from, and future relationship with, the European Union will be negotiated and legislation to implement the U.K.’s withdrawal from the European Union will be enacted. The ultimate impact of Brexit vote will depend on the terms that are negotiated in relation to the U.K.’s future relationship with the European Union. Although the timetable for U.K. withdrawal is not at all clear at this stage, it is likely that the withdrawal of the U.K. from the European Union will take more than two years to be negotiated and conclude.
Brexit could impair our ability to transact business in the U.K. and in countries in the European Union. Brexit has already and could continue to adversely affect European and/or worldwide economic and market conditions and could continue to contribute to instability in the global financial markets. The long-term effects of Brexit will depend in part on any agreements the U.K. makes to retain access to markets in the European Union following the U.K.’s withdrawal from the European Union. In addition, we expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replicate or replace. If the U.K. were to significantly alter its regulations affecting the food industry, we could face significant new costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Additionally, Moy Park’s results of operations may be adversely affected if the U.K. is unable to secure replacement trade agreements and arrangements on terms as favorable as those currently enjoyed by the U.K. Any of the effects of Brexit could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Operating Facilities
Our main operating facilities are as follows:

	Operating	Idled	Capacity(a)	Unit of measure	Average Capacity Utilization(b)
Legacy Pilgrim’s Facilities:
U.S. Facilities
Fresh processing plants	25	6	6.6 million	Birds per day	83.4%
Prepared foods cook plants	4	2	393.7 million	Pounds per year	82.4%
Feed mills	26	2	11.4 million	Tons per year	84.5%
Hatcheries	32	3	2.3 billion	Eggs per year	83.6%
Rendering	4	2	381,408	Tons per year	69.5%
Pet food processing	4	—	79,144	Tons per year	47.0%
Freezers	1	1	125,000	Square feet	N/A
Grain elevator	1	—	4.0 million	Bushels put through per year	100.0%
U.K. and Europe Facilities
Fresh processing plants	4	—	0.9 million	Birds per day	94.3%
Prepared foods cook plants	10	1	456.0 million	Pounds per year	80.7%
Feed mills	3	—	0.7 million	Tons per year	100.0%
Hatcheries	7	1	433.7 million	Eggs per year	91.0%
Rendering	1	—	17,784	Tons per year	93.1%
Puerto Rico Facilities
Fresh processing plant	1	—	0.1 million	Birds per day	68.2%
Feed mill	1	—	0.1 million	Tons per year	61.5%
Hatchery	1	—	27.0 million	Eggs per year	54.9%
Rendering	1	—	8,204	Tons per year	38.0%
Distribution center	1	—	N/A		N/A
Mexico Facilities
Fresh processing plants	6	—	1.1 million	Birds per day	86.3%
Prepared foods cook plants	2	—	27.8 million	Kilograms per year	84.1%
Feed mills	9	—	2.3 million	Tons per year	76.2%
Hatcheries	10	—	515.6 million	Eggs per year	98.1%
Rendering	3	—	54,240	Tons per year	65.3%
Distribution centers	19	—	N/A		N/A

(a)	Capacity and utilization numbers do not include idled facilities.

(b)	Due to Hurricane Maria, our Puerto Rico Facilities only operated for approximately 38 weeks in 2017, greatly reducing the reported average capacity utilization for the year.
Other Facilities and Information
In the U.S., our corporate offices share a building with JBS in Greeley, Colorado. We own a building in Richardson, Texas, which houses our computer data center. We also own office buildings in Broadway, Virginia, and Pittsburg, Texas, which house additional administrative, sales and marketing, research and development, and other support functions. We lease building space in St. Cloud, Minnesota, which houses GNP administrative, sales and marketing, and other support functions. We also lease office buildings in Bentonville, Arkansas, Boulder, Colorado and Cincinnati, Ohio for members of our sales team and building space in Carrollton, Texas, which houses a second computer data center.
In Mexico, we own an office building in Gómez Palacio, Durango and lease an office building in Santiago de Querétaro, Querétaro, both of which house our Mexican administrative functions. We also lease office space in Mexico City that houses our Mexican marketing office.

In the U.K., we lease an office building in Craigavon, U.K., which houses administrative, sales, marketing and other support functions. We also lease space in Ballymena, U.K. that houses a research and development lab.
Most of our U.S. property, plant and equipment are pledged as collateral on our U.S. credit facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Legal Proceedings
Tax Claims and Proceedings
In 2009, the IRS asserted claims against the Company in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division, or the Bankruptcy Court, totaling $74.7 million. Following a series of objections and motions of opposition filed by both parties with the Bankruptcy Court, the Company worked with the IRS through the normal processes and procedures that are available to resolve the IRS’ claims. On December 12, 2012, the Company entered into two Stipulation of Settled Issues agreements with the IRS, or the Stipulations. The first Stipulation related to the Company’s 2003, 2005, and 2007 tax years and resolved all of the material issues in the case. The second Stipulation related to the Company as the successor in interest to Gold Kist Inc., or Gold Kist, for the tax years ended June 30, 2005 and September 30, 2005, and resolved all substantive issues in the case. These Stipulations accounted for approximately $29.3 million of the claims and should result in no additional tax due. The Company is currently working with the IRS to finalize the complete tax calculations associated with the Stipulations.
A Mexico subsidiary of the Company is currently appealing an unfavorable tax adjustment proposed by Mexican Tax Authorities due to an examination of a specific transaction undertaken by the Mexico subsidiary during tax years 2009 and 2010.  At the time of the transaction the Company obtained a “should” level opinion from outside legal counsel representing no additional tax due as a result of the transaction.  However, in February 2018, the Company received a new assessment from external legal counsel indicating an unfavorable outcome to the Company as reasonably possible.  Amounts under appeal are $24.3 million and $16.1 million for tax years 2009 and 2010, respectively.  No loss has been recorded for these amounts at this time.
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois against the Company and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. The defendants, including the Company, filed motions to dismiss these actions. On November 20, 2017, the court denied all pending motions to dismiss with the exception of certain state-law claims by indirect purchasers that were dismissed or narrowed in scope. Discovery is proceeding and is currently scheduled to be complete by June 13, 2019. In December 2017 and January 2018 four individual complaints (Affiliated Foods, Inc. v. Claxton Poultry Farms, Inc., Case No. 1:17-cv-08850; Winn Dixie Stores, Inc. v. Koch Foods, Inc., Case No. 1:18-cv-00245; Sysco Corp. v. Tyson Foods Inc., et al; Case No. 1:18-cv-00700; and U.S. Foods Inc. v. Tyson Foods Inc., et al; Case No. 1:18-cv-00702) were filed, mirroring the class action complaints. The class complaints were answered in January 2018. A schedule for answers to the individual complaints will be set and the court has indicated it intends to coordinate scheduling for the individual complaints with the class complaints to the greatest extent possible.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of the Company’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against the Company and its named executive officers. The complaint alleges, among other things, that the Company’s SEC filings contained statements that were rendered materially false and misleading by the Company’s failure to disclose that (i) the Company colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) the Company’s revenues during the class period were the result of illegal conduct and (iv) that the Company lacked effective internal control over financial reporting, as well as stating that the Company’s industry was anticompetitive. On April 4, 2017, the court appointed another stockholder, George James Fuller, as lead plaintiff. On April 26, 2017, the court set a briefing schedule for the filing of an amended complaint and the defendants’ motion to dismiss. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2016. Defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. Defendants filed their reply on August 1, 2017. The Colorado Court’s decision on the motion is pending.

On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against the Company and four other producers in the Eastern District of Oklahoma alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS. The defendants, including the Company, jointly moved to dismiss the consolidated amended complaint on September 9, 2017. During oral argument on January 19, 2018, the court considered and granted other defendants’ motions challenging jurisdiction and, as a result, granted the plaintiffs time to determine whether they will proceed forward with the case or dismiss the lawsuit. The plaintiffs have until Friday, February 2, 2018 to inform the district court of their plan course of action, and oral argument on remaining motions will be scheduled as necessary. In addition, on August 29, 2017, the Company filed a Motion to Enforce Confirmation Order Against Growers in the U.S. Bankruptcy Court in the Eastern district of Texas, seeking an order enjoining the In re Broiler Chicken Grower Litigation plaintiffs from pursuing the class action against the Company. A hearing on this motion was held in October 2017 and a second was scheduled for February 13, 2018. A court decision on this motion is pending.
On March 9, 2017, a stockholder derivative action styled as DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of the Company’s directors and its Chief Financial Officer, Fabio Sandri, in the District Court for the County of Weld in Colorado. The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. On April 17, 2017, a related stockholder derivative action styled Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of the Company’s directors and its Chief Financial Officer in the District Court for the County of Weld in Colorado. The Brima complaint contains largely the same allegations as the DiSalvio complaint. On May 4, 2017, the plaintiffs in both the DiSalvio and Brima actions moved to (i) consolidate the two stockholder derivative cases, (ii) stay the consolidated action until the resolution of the motion to dismiss in the Hogan putative securities class action, and (iii) appoint co-lead counsel. The court granted the motion on May 8, 2017, staying the proceedings pending resolution of the motion to dismiss in the Hogan action.
On January 10, 2018 a shareholder derivative action was filed in the U.S. District Court for the District of Colorado against the the Company, as nominal defendant, as well as the Company’s directors, its Chief Financial Officer, and majority shareholder JBS S.A. in Raul v. Nogueira de Souza, et al., Civil Action No. 18-cv-00069. The complaint alleges, among other things, that (i) defendants permitted the Company to omit material information from its proxy statements filed in 2014 through 2017 related to the conduct of former directors Wesley Mendonça Batista and Joesley Mendonça Batista and (ii) the individual defendants and JBS breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Litigation and issuing false and misleading statements as alleged in the Hogan class action litigation. The defendants are currently in discussions with counsel for the Raul plaintiffs regarding the possibility of consolidating the Raul action with the consolidated state court derivative action, which is currently stayed, or in the alternative, determining a motion to dismiss briefing schedule.
On January 25, 2018, a stockholder derivative action styled as Sciabacucchi v. JBS S.A.et al., was brought against all of the Company’s directors, JBS S.A., JBS USA Holding and several members of the Batista family, in the Court of Chancery of the State of Delaware. The complaint alleges, among other things, that the named defendants breached their fiduciary duties in connection with the Moy Park acquisition.
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
J&F Investigation
On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and the companies controlled by J&F, the “J&F Group”) (including two former directors of the Company), a company organized in Brazil and an indirect controlling stockholder of the Company, entered into plea bargain agreements (the "Plea Bargain Agreements") with the Brazilian Federal Prosecutor's Office (Ministério Público Federal) ("MPF") in connection with certain illicit conduct involving improper payments made to Brazilian politicians, government officials and other individuals in Brazil committed by or on behalf of J&F and certain J&F Group companies. The details of such illicit conduct are set forth in separate annexes to the Plea Bargain Agreements, and include admissions of improper payments to politicians and political parties in Brazil over the last 10 years in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.
Pursuant to the terms of the Plea Bargain Agreements, the MPF agreed to grant immunity to the officers in exchange for such officers agreeing, among other considerations, to: (1) pay fines totaling R$225.0 million; (2) cooperate with the MPF, including providing supporting evidence of the illicit conduct identified in the annexes to the Plea Bargain Agreements; and (3) present any previously undisclosed illicit conduct within 120 days following the execution of the Plea Bargain Agreements as long as the description of such conduct had not been omitted in bad faith. In addition, the Plea Bargain Agreements provide that the MPF may terminate any Plea Bargain Agreement and request that the Supreme Court of Brazil (Supremo Tribunal Federal) ("STF") ratify such termination if any illicit conduct is identified that was not included in the annexes to the Plea Bargain Agreements.
On June 5, 2017, J&F, in its role as the controlling shareholder of the J&F Group, entered into a leniency agreement (the "Leniency Agreement") with the MPF, whereby J&F assumed responsibility for the conduct that was described in the annexes to the Plea Bargain Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of R$10.3 billion, adjusted for inflation, over a 25- year period. In exchange, the MPF agreed not to initiate or propose any criminal, civil or administrative actions against J&F, the companies of the J&F Group or those officers of J&F with respect to such conduct. Pursuant to the terms of the Leniency Agreement, if the Plea Bargain Agreement is annulled by the STF, then the Leniency Agreement may also be terminated by the Fifth Chamber of Coordination and Reviews of the MPF or, solely with respect to the criminal related provisions of the Leniency Agreement, by the 10th Federal Court of the Federal District in Brasilia, the authorities responsible for the ratification of the Leniency Agreement.
On August 24, 2017, the Fifth Chamber ratified the Leniency Agreement. On September 8, 2017, the 10th Federal Court ratified the Leniency Agreement. In compliance with the terms of the Leniency Agreement, J&F is conducting an internal investigation involving improper payments made in Brazil by or on behalf of J&F, certain companies of the J&F Group and certain officers of J&F (including two former directors of the Company). J&F has engaged outside advisors to assist in conducting the investigation, including an assessment as to whether any of the misconduct disclosed to Brazilian authorities had any connection to the Company, or resulted in a violation of U.S. law. The internal investigation is ongoing and the Company is fully cooperating with J&F in connection with the investigation. We cannot predict when the investigation will be completed or the results of the investigation, including the outcome or impact of any government investigations or any resulting litigation.
On September 8, 2017, at the request of the MPF, the STF issued an order temporarily revoking the immunity from prosecution previously granted to Joesley Mendonça Batista and another executive of J&F in connection with the Plea Bargain Agreements. The MPF requested the revocation of their immunity following public disclosure of certain voice recordings involving them in which they discussed certain alleged illicit activities the MPF claims were not covered by the annexes to their respective Plea Bargain Agreements. On September 10, 2017, Joesley Mendonça Batista voluntarily turned himself into police in Brazil. On September 11, 2017, the 10th Federal Court suspended its ratification of the criminal provisions of the Leniency Agreement as a result of the STF's temporary revocation of Joesley Mendonça Batista immunity under his Plea Bargain Agreement. On October 11, 2017, Judge Vallisney de Souza of the 10th Federal Court revalidated the criminal provisions of the Leniency Agreement.
We cannot predict whether the Plea Bargain Agreements will be upheld or terminated by the STF, and, if terminated, whether the Leniency Agreement will be also terminated by either the Fifth Chamber and/or the 10th Federal Court, and to what extent. If the Leniency Agreement is terminated, in whole or in part, as a result of any Plea Bargain Agreement being terminated, this may materially adversely affect the public perception or reputation of the J&F Group, including the Company, and could have a material adverse effect on the J&F Group's business, financial condition, results of operations and prospects. Furthermore, the termination of the Leniency Agreement may cause the termination of certain stabilization agreements entered into by JBS S.A. and certain of its subsidiaries, which would permit the lenders of the debt that is the subject to the terms of the stabilization agreements to accelerate their debt, which could have a material adverse effect on JBS S.A. and its subsidiaries (including the Company).
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PPC.” High and low closing prices of the Company’s common stock for 2017 and 2016 are as follows:

	2017 Prices		2016 Prices
Quarter	High	Low	High	Low
First	$22.35	$18.10	$25.15	$21.00
Second	26.22	21.70	27.50	23.48
Third	29.86	20.28	25.82	20.80
Fourth	38.39	27.68	21.84	17.38
Holders
The Company estimates there were approximately 37,200 holders (including individual participants in security position listings) of the Company’s common stock as of February 15, 2018.
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
Both the U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. The terms of Moy Park's indenture and the Moy Park Multicurrency Revolving Facility Agreement restrict Moy Park’s ability and the ability of certain of Moy Park’s subsidiaries to, among other things, make payments and distributions to us. See "Note 11. Long-Term Debt and Other Borrowing Arrangements” of our Consolidated and Combined Financial Statements included in this annual report for additional information.
Issuer Purchases of Equity Securities in 2017
On July 28, 2015, the Company’s Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration date to February 9, 2017. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. For the fifty-three weeks ended December 31, 2017, the Company repurchased 0.8 million shares of its common stock under the program for an aggregate cost of $14.6 million and an average price of $18.78 per share. Since the inception of the program, the Company has repurchased 11.4 million shares of its common stock under the program for an aggregate cost of $231.8 million and an average price of $20.30 per share. Set forth below is information regarding our stock repurchases for the thirteen weeks ended December 31, 2017.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs
September 25, 2017 through October 22, 2017	—	$—	—	$72,913,018
October 23, 2017 through November 26, 2017	—	—	—	72,913,018
November 27, 2017 through December 31, 2017	—	—	—	72,913,018
Total	—	$—	—	$72,913,018
Total Return on Registrant’s Common Equity
The graph below matches the cumulative 5-Year total return of holders of Pilgrim’s Pride Corporation’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of three companies that includes: Hormel Foods Corp, Sanderson Farms Inc. and Tyson Foods Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 30, 2012 and tracks it through December 31, 2017.
The graph covers the period from December 30, 2012 to December 31, 2017, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

	12/30/12	06/30/13	12/29/13	06/30/14	12/28/14	06/30/15	12/27/15	06/30/16	12/25/16	06/30/17	12/31/17
PPC	$100.00	$207.79	$229.07	$380.53	$473.85	$385.19	$377.14	$474.73	$354.37	$408.41	$578.70
Russell 2000	100.00	115.86	138.82	143.25	145.62	152.54	139.19	142.27	168.85	177.27	193.58
Peer Group	100.00	130.78	159.09	180.22	191.67	202.24	271.06	287.87	277.45	278.99	332.78
Item 6. Selected Financial Data

(In thousands, except ratios and per share data)	2017	2016	2015	2014	2013
Operating Results Data:
Net sales	$10,767,863	$9,878,564	$8,752,672	$8,583,365	$8,411,148
Gross profit(a)	1,471,614	1,103,983	1,298,724	1,393,995	845,439
Operating income(a)	1,072,322	792,082	1,061,132	1,203,115	658,863
Interest expense, net	99,453	73,335	42,721	77,271	84,881
Loss on early extinguishment of debt	—	—	—	—	—
Income (loss) before income taxes(a)	982,066	724,036	1,001,324	1,102,391	573,940
Income tax expense (benefit)(b)	263,899	243,919	338,352	390,953	24,227
Net income(a)	718,167	480,117	662,972	711,438	549,713
Net income (loss) attributable to noncontrolling interest	102	(803)	48	(210)	158
Net income attributable to Pilgrim’s Pride Corporation(a)	694,579	440,532	645,914	711,648	549,555
Ratio of earnings to fixed charges(c)	9.11x	8.86x	19.86x	12.96x	7.47x
Per Common Diluted Share Data:
Net income attributable to Pilgrim’s Pride Corporation	$2.79	$1.73	$2.50	$2.74	$2.12
Adjusted net income attributable to Pilgrim’s Pride Corporation(d)	2.78	1.75	2.60	2.96	2.14
Book value	7.45	8.21	10.28	8.46	5.75
Balance Sheet Summary:
Working capital	1,063,765	624,728	1,090,129	1,138,177	845,584
Total assets	6,248,652	5,021,942	5,668,292	3,091,718	3,172,402
Notes payable and current maturities of long-term debt	47,775	15,712	28,108	262	410,234
Long-term debt, less current maturities	2,635,617	1,396,124	1,436,852	3,980	501,999
Total stockholders’ equity	1,855,661	2,086,132	2,659,875	2,196,801	1,492,602
Cash Flow Summary:
Cash flows from operating activities	801,321	795,362	1,020,380	1,066,692	878,533
Depreciation and amortization(e)	277,792	231,708	173,817	155,824	150,884
Impairment of goodwill and other assets	5,156	790	4,813	—	4,004
Purchases of investment securities	—	—		(55,100)	(96,902)
Proceeds from sale or maturity of investment securities	—	—		152,050	—
Acquisitions of property, plant and equipment	(339,872)	(340,960)	(190,262)	(171,443)	(116,223)
Purchase of acquired business, net of cash acquired	(658,520)	—	(373,532)	—	—
Payment of cash dividends	—	(714,785)	(1,498,470)	—	—
Cash flows from financing activities	466,395	(828,219)	(585,005)	(905,595)	(250,214)
Other Data:
EBITDA(f)(g)	1,353,343	1,023,755	1,213,779	1,321,774	800,398
Adjusted EBITDA(f)(g)	1,388,029	1,029,682	1,245,633	1,352,249	810,316
Key Indicators (as a percent of net sales):
Gross profit(a)	13.7%	11.2%	14.8%	16.2%	10.1%
Selling, general and administrative expenses	3.6%	3.1%	2.6%	2.2%	2.2%
Operating income(a)	10.0%	8.0%	12.1%	14.0%	7.8%
Interest expense, net	0.9%	0.7%	0.5%	0.9%	1.0%
Net income(a)	6.5%	4.5%	7.4%	8.3%	6.5%

(a)	Operating income and net income include the following restructuring charges for each of the years presented:

	2017	2016	2015	2014	2013
	(In millions)
Additional effect on operating income:
Administrative restructuring charges	(9.8)	(1.1)	(5.8)	(2.3)	(5.7)

(b)
Income tax expense in 2017, 2016, 2015 and 2014 resulted primarily from expense recorded on our year-to-date income. Income tax expense in 2013 resulted primarily from expense recorded on our year-to-date income offset by a decrease in valuation allowance as a result of year-to-date earnings.

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

A reconciliation of net income attributable to Pilgrim’s Pride Corporation per common diluted share to adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share is as follows:

	2017	2016	2015	2014	2013
	(In thousands except per share data)
Net income attributable to Pilgrim’s Pride Corporation	$694,579	$440,532	$645,914	$711,648	$549,555
Loss on early extinguishment of debt	—	—	1,470	29,475	—
Foreign currency transaction losses (gains)	(2,659)	4,055	26,148	27,979	4,415
Adjusted net income attributable to Pilgrim’s Pride Corporation	691,920	444,587	673,532	769,102	553,970
Weighted average diluted shares of common stock outstanding	248,971	254,126	258,676	259,471	259,241
Adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share	$2.78	$1.75	$2.60	$2.96	$2.14

(e)	Includes amortization of capitalized financing costs of approximately $6.0 million, $5.3 million, $4.1 million, $13.7 million, and $9.3 million in 2017, 2016, 2015, 2014, and 2013, respectively.

(f)
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (i) net income (loss) attributable to noncontrolling interests in the period from 2013 through 2017, (ii) restructuring charges in the period from 2013 through 2017, (iii) foreign currency transaction losses (gains) in the period from 2013 through 2017 and (iv) transaction costs related to the Moy Park acquisition in 2017. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Some of the limitations of these measures are:

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is as follows:

	2017	2016	2015	2014	2013
	(In thousands)
Net income	$718,167	$480,117	$662,972	$711,438	$549,713
Add:
Interest expense, net (a)	99,453	73,335	42,721	77,271	84,881
Income tax expense (benefit)	263,899	243,919	338,352	390,953	24,227
Depreciation and amortization (b)	277,792	231,708	173,817	155,824	150,884
Minus:
Amortization of capitalized financing costs(c)	5,968	5,324	4,083	13,712	9,307
EBITDA	1,353,343	1,023,755	1,213,779	1,321,774	800,398
Add:
Foreign currency transaction losses (gains)(d)	(2,659)	4,055	26,148	27,979	4,415
Restructuring charges(e)	9,775	1,069	5,754	2,286	5,661
Transaction costs related to the Moy Park acquisition	19,606	—	—	—	—
Puerto Rico hurricane impact	8,066	—	—	—	—
Minus:
Net income (loss) attributable to noncontrolling interest	102	(803)	48	(210)	158
Adjusted EBITDA	$1,388,029	$1,029,682	$1,245,633	$1,352,249	$810,316

(a)	Interest expense, net, consists of interest expense less interest income.

(b)	2013 includes $0.4 million of asset impairments not included in restructuring charges.

(c)	Amortization of capitalized financing costs is included in both interest expense, net and depreciation and amortization above.

(d)
The Company measures the financial statements of its Mexico subsidiaries as if the U.S. dollar were the functional currency. Accordingly, we remeasure assets and liabilities, other than nonmonetary assets, of the Mexico subsidiaries at current exchange rates. We remeasure nonmonetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Currency exchange gains or losses resulting from these remeasurements are included in the line item Foreign currency transaction losses (gains) in the Consolidated and Combined Statements of Income.

(e)	Restructuring charges includes tangible asset impairment, severance and change-in-control compensation costs, and losses incurred on both the sale of unneeded broiler eggs and flock depletion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), United Kingdom (“U.K.”), Mexico, France, Puerto Rico, and The Netherlands. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. We offer a wide range of products to our customers through strong national and international distribution channels. Pilgrim’s fresh chicken products consist of refrigerated (non-frozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts.
We market our balanced portfolio of fresh, prepared and value-added chicken products to a diverse set of over 5,500 customers across the U.S., the U.K. and Europe, Mexico and in approximately 100 other countries, with no single customer accounting for more than 10% of total sales. We have become a valuable partner to our customers and a recognized industry leader by consistently providing high-quality products and services designed to meet their needs and enhance their business. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors, such as Chick‑fil‑A® and retail customers, including grocery store chains and wholesale clubs, such as Kroger®, Costco®, Publix®, and H-E-B®.
As a vertically integrated company, we control every phase of the production process, which helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K. and Europe, Puerto Rico and Mexico. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 5,200 growers, 39 feed mills, 50 hatcheries, 36 processing plants, 16 prepared foods cook plants, 20 distribution centers, nine rendering facilities and four pet food plants, we believe we are well-positioned to supply the growing demand for our products.
Our U.K. and Europe segment reflects the operations of Granite Holdings Sàrl and its subsidiaries (together, “Moy Park”), which we acquired on September 8, 2017. Moy Park is a leading and highly regarded U.K. food company, providing fresh, high quality and locally farmed poultry and convenience food products. Moy Park has operated in the U.K. retail market for over 50 years and delivers a range of fresh, ready-to-cook, coated and ready-to-eat poultry products to major retailers and large foodservice customers throughout the United Kingdom, Ireland, France and The Netherlands. We believe that we operate one of the most efficient business models for chicken production in the U.K. and Europe.
We are one of the largest, and we believe one of the most efficient, producers and sellers of chicken in Mexico. Our presence in Mexico provides access to a market with growing demand and has enabled us to leverage our operational strengths within the region. The market for chicken products in Mexico is still developing, with most sales attributed to fresh, commodity-oriented, market price-based business. Additionally, we are an important player in the live market in Mexico. We believe our Mexico business is well positioned to continue benefiting from these trends in the Mexican consumer market.
As of December 31, 2017, we had approximately 51,300 employees and the capacity to process more than 45.2 million birds per week for a total of more than 13.3 billion pounds of live chicken annually. In 2017, we produced 10.0 billion pounds of chicken products, generating approximately $10.8 billion in net sales and approximately $694.6 million in net income attributable to Pilgrim’s.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2017) in this report applies to our fiscal year and not the calendar year. Fiscal 2017 was a 53-week fiscal year.

Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $694.6 million, or $2.79 per diluted common share, for 2017. These operating results included gross profit of $1,471.6 million. During 2017, we generated $801.3 million of cash from operations.
The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous two years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price

2017:
Fourth Quarter	$3.68	$3.47	$346.30	$315.50
Third Quarter	4.15	3.46	346.20	296.50
Second Quarter	3.96	3.66	321.00	297.20
First Quarter	3.86	3.55	352.70	314.10
2016:
Fourth Quarter	3.98	3.58	320.70	269.00
Third Quarter	3.94	3.16	401.00	302.80
Second Quarter	4.38	3.52	418.30	266.80
First Quarter	3.73	3.52	275.30	257.20
2015:
Fourth Quarter	3.98	3.58	320.70	269.00
Third Quarter	4.34	3.48	374.80	302.40
Second Quarter	4.10	3.53	326.40	286.50
First Quarter	4.13	3.70	377.40	317.50
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, wheat, soybean oil and natural gas. We will sometimes purchase a derivative instrument to minimize the impact of a commodity’s price volatility on our operating results. We will also purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico segment that are denominated in Mexican pesos and our U.K. and Europe segment that are denominated in British pounds.
For our Mexico segment, we do not designate derivative financial instruments that we purchase to mitigate commodity purchase or currency exchange rate exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings.
For our U.K. and Europe segment, we do designate certain derivative financial instruments that we have purchased to mitigate foreign currency transaction exposures as cash flow hedges; therefore, before the settlement date of the financial derivative instruments, we recognize changes in the fair value of the effective portion of the cash flow hedge in accumulated other comprehensive income (loss) while we recognize changes in the fair value of the ineffective portion immediately in earnings. When the derivative financial instruments associated with the effective portion are settled, the amount in accumulated other comprehensive income (loss) is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated and Combined Statements of Income.
We recognized $6.7 million in net gains related to changes in the fair value of our derivative financial instruments during 2017. We recognized $4.3 million in net losses and $21.6 million in net gains related to changes in the fair value of our derivative financial instruments during 2016 and 2015, respectively.
Although changes in the market price paid for feed ingredients impact cash outlays at the time we purchase the ingredients, such changes do not immediately impact cost of sales. The cost of feed ingredients is recognized in cost of sales, on a first-in-first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized. Thus, there is a lag between the time cash is paid for feed ingredients and the time the cost of such feed ingredients is reported in cost of goods sold. For example, corn delivered to a feed mill and paid for one week might be used to manufacture feed the following week. However, the chickens that eat that feed might not be processed and sold for another 42 to 63 days, and only at that time will the costs of the feed consumed by the chickens become included in cost of goods sold.
Commodities such as corn, soybean meal, and soybean oil are actively traded through various exchanges with future market prices quoted on a daily basis. These quoted market prices, although a good indicator of the commodity's base price, do not represent the final price for which we can purchase these commodities. There are several components in addition to the quoted market price, such as freight, storage and seller premiums, that are included in the final price that we pay for grain. Although changes in quoted market prices may be a good indicator of the commodity’s base price, the components mentioned above may have a significant impact on the total change in grain costs recognized from period to period.
Market prices for chicken products are currently at levels sufficient to offset the costs of feed ingredients. However, there can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment.
Recent Developments
Moy Park Acquisition. On September 8, 2017, we acquired 100% of the issued and outstanding shares of Moy Park from JBS S.A. for cash of $301.3 million and a note payable to the seller in the amount of £562.5 million. Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With 4 fresh processing plants, 10 prepared foods cook plants, 3 feed mills, 7 hatcheries and 1 rendering facility in the U.K., France and The Netherlands, the acquired business processes 6.0 million birds per seven-day work week, in addition to producing around 456.0 million pounds of prepared foods per year. Moy Park currently has approximately 10,200 employees. See “Note 2. Business Acquisitions” of our Consolidated and Combined Financial Statements included in this annual report for additional information relating to this acquisition. The Moy Park operations constitutes our U.K. and Europe segment.
The acquisition was treated as a common-control transaction under U.S. GAAP. A common-control transaction is a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. The accounting and reporting for a transaction between entities under common control is not to be considered a business combination under U.S. GAAP. Accordingly, for the period from September 30, 2015 through September 7, 2017, the Consolidated and Combined Financial Statements includes the accounts of the Company and its majority-owned subsidiaries combined with the accounts of Moy Park. For the period from September 8, 2017 through September 24, 2017, the Consolidated and Combined Financial Statements includes the accounts of the Company and its majority-owned subsidiaries, including Moy Park.
GNP Acquisition. On January 6, 2017, we acquired 100% of the membership interests of GNP from Maschhoff Family Foods, LLC for a cash purchase price of $350 million, subject to customary working capital adjustments. GNP is a vertically integrated poultry business based in St. Cloud, Minnesota. The acquired business has a production capacity of 2.1 million birds per five-day work week in its two plants and currently employs approximately 1,500 people. This acquisition further strengthens our strategic position in the U.S. chicken market. The GNP operations are included in our U.S. segment.
2017 Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35.0% to 21.0%, implementing a territorial tax system, imposing one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things.
Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118, requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the Company accrued $41.5 million in provisional tax benefit related to the net change in deferred tax liabilities stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35.0% to 21.0% for the year ended December 31, 2017. Additionally, the Company is currently estimating a zero tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, the Company has not accrued any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986 for the year ended December 31, 2017. The Company will continue to analyze historical E&P on accumulated post-1986 deferred foreign income and will record any resulting tax adjustment during 2018. All other accounting as required by the Tax Act as of December 31, 2017 is complete

The Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The Company may be subject to the GILTI and BEAT provisions effective beginning January 1, 2018 and is in the process of analyzing their effects, including how to account for the GILTI provision from an accounting policy standpoint.

The final impact on the Company from the Tax Act’s transition tax legislation may differ from the aforementioned one-time transition tax amount due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 1986. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the one-time transition tax.
Business Segment and Geographic Reporting
We operate in three reportable business segments: the U.S., the U.K. and Europe, and Mexico. We measure segment profit as operating income. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For additional information, see “Note 21. Business Segment and Geographic Reporting” of our Consolidated and Combined Financial Statements included in this annual report.

Results of Operations
2017 Compared to 2016
Net sales. Net sales for 2017 increased $889.3 million, or 9.0%, from 2016. The following table provides additional information regarding net sales:

		Change from 2016
Source of net sales	2017	Amount	Percent
	(In thousands, except percent data)
United States	$7,443,222	$771,819	11.6%	(a)
U.K. and Europe	1,996,319	48,878	2.5%	(b)
Mexico	1,328,322	68,602	5.4%	(c)
Total net sales	$10,767,863	$889,299	9.0%

(a)
U.S. net sales generated in 2017 increased $771.8 million, or 11.6%, from U.S. net sales generated in 2016 primarily because of net sales generated by the recently acquired GNP operations and an increase in net sales per pound experienced by our existing customers offset by a decrease in sales volume. The impact of the acquired business contributed $433.9 million, or 6.5 percentage points, to the increase in net sales. Higher net sales per pound, which resulted primarily from higher market prices, contributed $533.0 million, or 8.0 percentage points, to the net sales increase. Decreased sales volume, which resulted from the unfavorable impact that ongoing operational improvements in one of our prepared foods facilities had on production, the conversion of our Sanford, North Carolina facility to an organic operation, as well as more deboning of leg quarters in several of our facilities, offset the overall net sales increase by $195.2 million, or 2.9 percentage points. Included in U.S. sales generated during 2017 and 2016 were sales to JBS USA Food Company totaling $15.3 million and $16.5 million, respectively.

(b)
U.K. and Europe sales generated in 2017 increased $48.9 million, or 2.5%, from U.K. and Europe sales generated in 2016, primarily because of an increase in sales volume and an increase in net sales per pound partially offset by the impact of foreign currency translation. The increase in sales volume contributed $80.5 million, or 4.1 percentage points, to the increase in U.K. and Europe net sales. The increase in net sales per pound contributed $151.6 million, or 7.8 percentage points, to the increase in U.K. and Europe net sales. The increase to net sales was partially offset by the impact of foreign currency translation, which reduced U.K. and Europe net sales by $183.3 million, or 9.4 percentage points. Other factors affecting the increase in U.K. and Europe net sales were individually immaterial.

(c)
Mexico sales generated in 2017 increased $68.6 million, or 5.4%, from Mexico sales generated in 2016, primarily because of an increase in sales volume and an increase in net sales per pound partially offset by the impact of foreign currency translation. The increase in sales volume contributed $50.1 million, or 4.0 percentage points, to the increase in Mexico net sales. The increase in net sales per pound contributed $69.6 million, or 5.5 percentage points, to the increase in Mexico net sales. The impact of foreign currency translation partially offset the overall net sales increase by $51.1million, or 4.1 percentage points. Other factors affecting the increase in Mexico net sales were individually immaterial.

Gross profit. Gross profit increased by $367.6 million, or 33.3%, from $1.1 billion generated in 2016 to $1.5 billion generated in 2017. The following tables provide gross profit information:

		Change from 2016		Percent of Net Sales
Components of gross profit	2017	Amount	Percent	2017	2016
	(In thousands, except percent data)
Net sales	$10,767,863	$889,299	9.0%	100.0%	100.0%
Cost of sales	9,296,249	521,668	5.9%	86.3%	88.8%	(a)(b)
Gross profit	$1,471,614	$367,631	33.3%	13.7%	11.2%

Sources of gross profit	2017	Change from 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$1,094,811	$352,726	47.5%
U.K. and Europe	188,180	(1,443)	(0.8)%
Mexico	188,528	16,348	9.5%
Elimination	95	—	—%	(c)
Total gross profit	$1,471,614	$367,631	33.3%

Sources of cost of sales	2017	Change from 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$6,348,411	$419,093	7.1%	(a)
U.K. and Europe	1,808,139	50,321	2.9%	(b)
Mexico	1,139,794	52,254	4.8%	(c)
Elimination	(95)	—	—%	(d)
Total cost of sales	$9,296,249	$521,668	5.9%

(a)
Cost of sales incurred by our U.S. operations in 2017 increased $419.1 million, or 7.1%, from cost of sales incurred by our U.S. operations in 2016. Cost of sales primarily increased because of costs incurred by the acquired GNP operations and, to a lesser extent, by increases in cost of sales incurred by our existing U.S. operations. Cost of sales incurred by the acquired GNP operations contributed $363.5 million, or 6.2 percentage points, to the increase in U.S. cost of sales. Cost of sales related to the existing U.S. operations increased due to $88.7 million in increased labor costs, $25.7 million in increased chick costs, $19.7 million in increased depreciation, $19.1 million in increased health care costs and $25.7 million in increased freight. These increases were offset by associated lower sales volume, a $79.6 million decrease in feed ingredients costs and $20.6 million of commodity derivative gains. Other factors affecting U.S. cost of sales were individually immaterial.

(b)
Cost of sales incurred by the U.K. and Europe operations during 2017 increased $50.3 million, or 2.9%, from cost of sales incurred by the U.K. and Europe operations during 2016 primarily because of increased sales volume and a $64.5 million increase in feed ingredient costs. U.K. and Europe cost of sales also increased because of a $4.5 million increase in freight and storage costs, a $3.5 million increase in other costs, and a $0.8 million increase in utilities costs. These costs were partially offset by a decline in depreciation of $15.4 million and a decline of wages and benefits by $8.3 million from 2016 amounts. Other factors affecting cost of sales were individually immaterial.

(c)
Cost of sales incurred by the Mexico operations during 2017 increased $52.3 million, or 4.8%, from cost of sales incurred by the Mexico operations during 2016 primarily because of increased sales volume and a $37.1 million increase in contract services. Mexico cost of sales also increased because of a $12.9 million increase in wages and benefits, a $9.3 million increase in warehousing costs, an $8.6 million increase in utilities costs, a $6.6 million increase in transportation costs and a $1.8 million increase in in depreciation and amortization costs. These costs were partially offset by the $21.5 million favorable impact of foreign currency translation on inventory, a $1.3 million gain in commodity derivatives and a $1.1 million decrease in travel and entertainment costs. Other factors affecting cost of sales were individually immaterial.

(d)
Our Consolidated and Combined Financial Statements include the accounts of our company and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

Operating income. Operating income increased $280.2 million, or 35.4%, from $792.1 million generated for 2016 to $1.1 billion generated for 2017. The following tables provide operating income information:

		Change from 2016		Percent of Net Sales
Components of operating income	2017	Amount	Percent	2017	2016
	(In thousands, except percent data)
Gross profit	$1,471,614	$367,631	33.3%	13.7%	11.2%
SG&A expenses	389,517	78,685	25.3%	3.6%	3.1%	(a)(b)
Administrative restructuring charges	9,775	8,706	814.4%	0.1%	—%	(c)
Operating income	$1,072,322	$280,240	35.4%	10.0%	8.1%

		Change from 2016
Source of operating income	2017	Amount	Percent
	(In thousands, except percent data)
United States	$841,491	$268,932	47.0%
U.K. and Europe	77,105	(1,467)	(1.9)%
Mexico	153,631	12,775	9.1%
Elimination	95	—	—%	(f)
Total operating income	$1,072,322	$280,240	35.4%

Sources of SG&A expenses	2017	Change from 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$245,061	$76,604	45.5%	(a)
U.K. and Europe	109,559	(1,492)	(1.3)%	(b)
Mexico	34,897	3,573	11.4%	(c)
Total SG&A expense	$389,517	$78,685	25.3%

Sources of administrative restructuring charges	2017	Change from 2016
		Amount	Percent
	(In thousands, except percent data)
United States	$8,259	$7,190	672.6%	(d)
U.K. and Europe	1,516	1,516	100.0%	(e)
Total administrative restructuring charges	$9,775	$8,706	814.4%

(a)
SG&A expense incurred by the U.S. operations during 2017 increased $76.6 million, or 45.5%, from SG&A expense incurred by the U.S. operations during 2016 primarily because of expenses incurred by the acquired GNP operations and, to a lesser extent, by increases in SG&A expense incurred by our existing U.S. operations. Expenses incurred by the acquired GNP business contributed $35.5 million, or 21.2 percentage points, to the overall increase in SG&A expenses. Expenses incurred by our existing U.S. operations increased primarily because of an $18.7 million increase in transaction costs associated with the Moy Park acquisition, a $6.0 million increase in professional fees expenses, a $5.7 million increase in management fees charged for administrative functions shared with JBS USA Food Company, a $5.0 million increase in advertising and promotional expenses, a $4.4 million increase in employee wages and benefits and a $1.4 million increase in depreciation and amortization expenses. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the U.K. and Europe operations during 2017 decreased $1.5 million, or 1.3%, from SG&A expense incurred by the U.K. and Europe operations during 2016 primarily because of a $9.0 million decrease in advertising and promotion costs and a $4.0 million decrease in management fees charged for administrative functions shared with JBS S.A. These decreases to SG&A expense were partially offset by a $7.4 million increase in employee wages and benefits, a $2.3 million increase in miscellaneous expenses and a $1.6 million increase in depreciation and amortization. Other factors affecting SG&A expense were individually immaterial.

(c)
SG&A expense incurred by the Mexico operations during 2017 increased $3.6 million, or 11.4%, from SG&A expense incurred by the Mexico operations during 2016 primarily because of a $1.7 million increase in wages and benefits and a $1.9 million increase in advertising and promotion expenses. These increases to SG&A expense were partially offset by a $0.3 million benefit from a decline in foreign exchange rates. Other factors affecting SG&A expense were individually immaterial.

(d)
Administrative restructuring charges incurred by the U.S. operations during 2017 increased $7.2 million, or 672.6%, from administrative restructuring charges incurred during 2016. Administrative restructuring charges incurred by the U.S. segment during 2017 included a $3.5 million impairment of the aggregate carrying amount of an asset group held for sale in Alabama, $2.6 million in severance costs related to the GNP operations, the elimination of prepaid costs totaling $0.7 million related to obsolete software assumed in the GNP acquisition, and $0.9 million in costs associated with the plant closure in Luverne, Minnesota. Administrative restructuring charges incurred by the U.S. operations during 2016 represented impairment costs of $0.8 million related to assets held for sale in Texas and impairment costs of $0.3 million related to the sale of an asset in Louisiana.

(e)
Administrative restructuring charges incurred by the U.K. and Europe operations during 2017 increased $1.5 million, or 100.0%, from administrative restructuring charges incurred during 2016. During 2017, administrative restructuring charges represented impairment costs of $1.5 million related to to a property in Dublin, Ireland.

(f)
Our Consolidated and Combined Financial Statements include the accounts of both our company and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

Interest expense. Consolidated and combined interest expense increased 41.7% to $107.2 million in 2017 from $75.6 million in 2016, primarily because of an increase in the weighted average interest rate to 4.54% in 2017 from 4.39% in 2016 and an increase in average borrowings of $2.0 billion in 2017 from $1.5 billion in 2016. Borrowings increased primarily to fund both the GNP and Moy Park acquisitions during 2017. As a percent of net sales, interest expense in 2017 and 2016 was 1.00% and 0.77%, respectively.
Income taxes. Our consolidated and combined income tax expense in 2017 was $263.9 million, compared to income tax expense of $243.9 million in 2016. The increase in income tax expense in 2017 resulted from an increase in pre-tax income during 2017, partially offset by the recognition of a future reduction in the U.S. tax rate during 2017. As a result of the future reduction in the U.S. tax rate, we expect a future effective tax rate of approximately 24%.
2016 Compared to 2015
Net sales. Net sales for 2016 increased $1.1 billion, or 12.9%, from 2015. The following table provides additional information regarding net sales:

		Change from 2015
Source of net sales	2016	Amount	Percent
	(In thousands, except percent data)
United States	$6,671,403	$(471,951)	(6.6)%	(a)
U.K. and Europe	1,947,441	1,374,873	240.1%	(b)
Mexico	1,259,720	222,970	21.5%	(c)
Total net sales	$9,878,564	$1,125,892	12.9%

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

(b)
U.K. and Europe sales generated in 2016 increased $1.4 billion, or 240.1%, from U.K. and Europe sales generated in 2015, primarily due to the common- control acquisition of Moy Park on September 30, 2015.

(c)
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

Gross profit. Gross profit decreased by $194.7 million, or 15.0%, from $1.3 billion generated in 2015 to $1.1 billion generated in 2016. The following tables provide gross profit information:

		Change from 2015		Percent of Net Sales
Components of gross profit	2016	Amount	Percent	2016	2015
	(In thousands, except percent data)
Net sales	$9,878,564	$1,125,892	12.9%	100.0%	100.0%
Cost of sales	8,774,581	1,320,633	17.7%	88.8%	85.2%	(a)(b)
Gross profit	$1,103,983	$(194,741)	(15.0)%	11.2%	14.8%

Sources of gross profit	2016	Change from 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$742,085	$(384,776)	(34.1)%
U.K. and Europe	189,623	145,276	327.6%
Mexico	172,180	44,759	35.1%
Elimination	95	—	—%	(c)
Total gross profit	$1,103,983	$(194,741)	(15.0)%

Sources of cost of sales	2016	Change from 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$5,929,318	$(87,175)	(1.4)%	(a)
U.K. and Europe	1,757,818	1,229,597	232.8%	(b)
Mexico	1,087,540	178,211	19.6%	(c)
Elimination	(95)	—	—%	(d)
Total cost of sales	$8,774,581	$1,320,633	17.7%

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

(b)
Cost of sales incurred by the U.K. and Europe operations during 2016 increased $1.2 billion, or 232.8%, from cost of sales incurred by the U.K. and Europe operations during 2015 primarily due to the common-control acquisition of Moy Park on September 30, 2015.

(c)
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

(d)
Our Consolidated and Combined Financial Statements include the accounts of our company and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

Operating income. Operating income decreased $269.1 million, or 25.4%, from $1.1 billion generated for 2015 to $0.8 billion generated for 2016. The following tables provide operating income information:

		Change from 2015		Percent of Net Sales
Components of operating income	2016	Amount	Percent	2016	2015
	(In thousands, except percent data)
Gross profit	$1,103,983	$(194,741)	(15.0)%	11.2%	14.8%
SG&A expenses	310,832	78,994	34.1%	3.1%	2.6%	(a)(b)
Administrative restructuring charges	1,069	(4,685)	(81.4)%	—%	0.1%	(c)
Operating income	$792,082	$(269,050)	(25.4)%	8.1%	12.1%

		Change from 2015
Source of operating income	2016	Amount	Percent
	(In thousands, except percent data)
United States	$572,559	$(377,051)	(39.7)%
U.K. and Europe	78,572	62,331	383.8%
Mexico	140,856	45,670	48.0%
Elimination	95	—	—%	(e)
Total operating income	$792,082	$(269,050)	(25.4)%

Sources of SG&A expenses	2016	Change from 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$168,457	$(3,189)	(1.9)%	(a)
U.K. and Europe	111,051	83,094	297.2%	(b)
Mexico	31,324	(911)	(2.8)%	(c)
Total SG&A expense	$310,832	$78,994	34.1%

Sources of administrative restructuring charges	2016	Change from 2015
		Amount	Percent
	(In thousands, except percent data)
United States	$1,069	$(4,536)	(80.9)%	(d)
U.K. and Europe	—	(149)	(100.0)%
Total administrative restructuring charges	$1,069	$(4,685)	(81.4)%

(a)
SG&A expense incurred by the U.S. operations during 2016 decreased $3.2 million, or 1.9%, from SG&A expense incurred by the U.S. operations during 2015 primarily because of a $5.2 million decrease in brokerage expenses, a $2.6 million decrease in management fees charged for administrative functions shared with JBS USA Food Company, and a $2.0 million decrease in employee wages and benefits that were partially offset by a a $3.1 million increase in contract labor expenses, and a $2.6 million increase in professional fees expenses. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the U.K. and Europe operations during 2016 increased $83.1 million, or 297.2%, from SG&A expense incurred by the U.K. and Europe operations during 2015 primarily due to the common-control acquisition of Moy Park on September 30, 2015.

(c)
SG&A expense incurred by the Mexico operations during 2016 decreased $0.9 million, or 2.8%, from SG&A expense incurred by the Mexico operations during 2015 primarily because of a $15.0 million decrease in management fees charged for administrative functions shared with JBS USA Food Company and a $2.6 million decrease in professional fees expenses. These decreases to SG&A expense were partially offset by a $15.9 increase in employee wages and benefits. Other factors affecting SG&A expense were individually immaterial.

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

(e)
Our Consolidated and Combined Financial Statements include the accounts of both our company and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

Interest expense. Consolidated and combined interest expense increased 62.5% to $75.6 million in 2016 from $46.6 million in 2015, primarily because of an increase in the weighted average interest rate to 4.39% in 2016 from 4.09% in 2015 and an increase in average borrowings of $1.5 billion in 2016 from $1.1 billion in 2015. As a percent of net sales, interest expense in 2016 and 2015 was 0.77% and 0.53%, respectively.

Income taxes. Our consolidated and combined income tax expense in 2016 was $243.9 million, compared to income tax expense of $338.4 million in 2015. The decrease in income tax expense in 2016 resulted primarily from a decrease in income.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of December 31, 2017:

Source of Liquidity(a)	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$581.5
Debt facilities:
U.S. Credit Facility	750.0	73.3	631.9	(a)
Mexico Credit Facility	76.3	76.3	—	(b)
U.K. and Europe Credit Facilities	123.7	11.4	112.3	(c)

(a)	Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at December 31, 2017 totaled $44.8 million.

(b)
As of December 31, 2017, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was less than $0.1 million.  The Mexico Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.

(c)
The U.K. and Europe Credit Facilities consist of the Moy Park Multicurrency Revolving Facility Agreement, the Moy Park Receivables Finance Agreement, and the Moy Park France Invoice Discounting Facility, as described below. As of December 31, 2017, the U.S. dollar-equivalent of the amount available under the U.K. and Europe Credit Facilities totaled $112.3 million.  The facilities provide for a combined loan commitment amount of £65 million pound sterling and €30 million euro.

Long-Term Debt and Other Borrowing Arrangements
U.S. Senior Notes
On March 11, 2015, the Company completed a sale of $500.0 million aggregate principal amount of its 5.75% senior notes due 2025 (the “Senior Notes due 2025”). The Company used the net proceeds from the sale of the Senior Notes to repay $350.0 million and $150.0 million of the term loan indebtedness under the U.S. Credit Facility on March 12, 2015 and April 22, 2015, respectively. On September 29, 2017, the Company completed an add-on offering of $250.0 million of the Senior Notes due 2025 (the “Additional Senior Notes due 2025”). The issuance price of the add-on offering was 102.0% which created gross proceeds of $255.0 million. The additional $5.0 million will be amortized over the life of the bond. The Company used the net proceeds from the sale of the Additional Senior Notes due 2025 to repay in full the JBS S.A. Promissory Note (as described below) issued as part of the Moy Park acquisition and for general corporate purposes. The Additional Senior Notes due 2025 will be treated as a single class with the existing Senior Notes due 2025 for all purposes under the 2015 Indenture (defined below) and will have the same terms as those of the existing Senior Notes due 2025. The Additional Senior Notes due 2025 were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
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
On September 29, 2017, the Company completed a sale of $600.0 million aggregate principal amount of its 5.875% senior notes due 2027 (the “Senior Notes due 2027”). The Company used the net proceeds from the sale of the Senior Notes due 2027 to repay in full the JBS S.A. Promissory Note issued as part of the Moy Park acquisition and for general corporate purposes. The Senior Notes due 2027 were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.

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
Moy Park Senior Notes
On May 29, 2014, Moy Park (Bondco) Plc, a subsidiary of Granite Holdings Sàrl, completed the sale of a £200.0 million aggregate principal amount of its 6.25% senior notes due 2021 (the “Moy Park Notes”). On April 17, 2015, an add-on offering of £100.0 million of the Moy Park Notes (the “Additional Moy Park Notes”) was completed. The Moy Park Notes and the Additional Moy Park Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
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
U.S. Credit Facility
On May 8, 2017, the Company and certain of its subsidiaries entered into a Third Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Rabobank U.A., New York Branch (“Rabobank”), as administrative agent and collateral agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to$750.0 million and a term loan commitment of up to $800.0 million (the “Term Loans”). The U.S. Credit Facility also includes an accordion feature that allows the Company, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on May 6, 2022. All principal on the Term Loans is due at maturity on May 6, 2022. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of December 31, 2017, the company had Term Loans outstanding totaling $780.0 million and the amount available for borrowing under the revolving loan commitment was $631.9 million. The Company had letters of credit of $44.8 million and borrowings of $73.3 million outstanding under the revolving loan commitment as of December 31, 2017.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through December 31, 2017 and, thereafter, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through December 31, 2017 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.

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
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility will mature on September 27, 2019. As of December 31, 2017, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $76.3 million, and there were $76.3 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 8.34%. As of December 31, 2017, the U.S. dollar-equivalent borrowing availability was less than $0.1 million.
Moy Park Multicurrency Revolving Facility Agreement
On March 19, 2015, Moy Park Holdings (Europe) Limited, a subsidiary of Granite Holdings Sàrl, and its subsidiaries, entered into an agreement with Barclays Bank plc which matures on March 19, 2018. The agreement provides for a multicurrency revolving loan commitment of up to £20.0 million. As of December 31, 2017, the U.S. dollar-equivalent loan commitment under Moy Park multicurrency revolving facility was $27.0 million and there were $9.6 million outstanding borrowings. Outstanding borrowings under the facility bear interest at a per annum rate equal to LIBOR plus a margin determined by Moy Park’s Net Debt to EBITDA ratio. The current margin stands at 2.2%. As of December 31, 2017, the U.S. dollar-equivalent borrowing availability was $17.4 million.
The facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain assets sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of the Moy Park's assets.
Moy Park Receivables Finance Agreement
Moy Park Limited, a subsidiary of Granite Holdings Sàrl, entered into a £45.0 million receivables finance agreement on January 29, 2016 (the “Receivables Finance Agreement”), with Barclays Bank plc, which matures on January 29, 2020. As of December 31, 2017, the U.S. dollar-equivalent loan commitment under the Receivables Finance Agreement was $60.8 million and there were no outstanding borrowings. Outstanding borrowings under the facility bear interest at a per annum rate equal to LIBOR plus 1.5%. The Receivables Finance Agreement includes an accordion feature that allows us, at any time, to increase the commitments by up to an additional £15.0 million (U.S. dollar-equivalent $20.3 million as of December 31, 2017), subject to the satisfaction of certain conditions.
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
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl, a subsidiary of Granite Holdings Sàrl, entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was increased €10.0 million in September 2016 to €30.0 million. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated with three months’ notice. As of December 31, 2017, the U.S. dollar-equivalent loan commitment under the Invoice Discounting Facility was $36.0 million and there were $1.8 million outstanding borrowings. As of December 31, 2017, the U.S. dollar-equivalent borrowing availability was $34.2 million. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%.
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
Off-Balance Sheet Arrangements
We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $48.5 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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
Capital Expenditures
We anticipate spending between $315 million and $325 million on the acquisition of property, plant and equipment in 2018. Capital expenditures will primarily be incurred to improve efficiencies and reduce costs. We expect to fund these capital expenditures with cash flow from operations and proceeds from the revolving lines of credit under our various debt facilities.
Indefinite Reinvestment of Foreign Subsidiaries’ Undistributed Earnings
We have determined that the undistributed earnings of our Mexico, Puerto Rico and U.K. subsidiaries will be indefinitely reinvested and not distributed to the U.S. The undistributed earnings of our Mexico, Puerto Rico and U.K. subsidiaries totaled $805.9 million, $21.3 million and $12.6 million, respectively, at December 31, 2017.
Contractual Obligations
In addition to our debt commitments at December 31, 2017, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 31, 2017, under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,695,290	$42,348	$166,236	$1,136,706	$1,350,000
Interest(c)	765,544	118,708	224,927	173,784	248,125
Capital leases	10,118	5,951	4,167	—	—
Operating leases	242,873	54,759	83,645	57,145	47,324
Derivative liabilities	4,058	4,058	—	—	—
Purchase obligations(d)	346,770	346,730	40	—	—
Total	$4,064,653	$572,554	$479,015	$1,367,635	$1,645,449

(a)
The total amount of unrecognized tax benefits at December 31, 2017 was $11.9 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $44.8 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of December 31, 2017.

(d)
Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

We expect cash flows from operations, combined with availability under the U.S. Credit Facility, and U.K. and Europe Credit Facilities to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds
Calendar Year 2017
Cash provided by operating activities was $801.3 million during 2017. The cash flows provided by operating activities were primarily from net income of $718.2 million, proceeds of $277.8 million related to depreciation and amortization, partially offset by a use of $207.4 million in cash related to inventories.
Trade accounts and other receivables, including accounts receivable from related parties, used cash of $82.2 million related to operating activities during 2017. The change in operating cash related to trade accounts and other receivables is primarily due to a decrease in outstanding receivables and customer payment timing.
Inventories had uses of cash of $207.4 million related to operating activities during 2017. The change in cash related to inventories was primarily due to increases in our live chicken and finished chicken products and inventories related to the GNP acquisition.
Prepaid expenses and other current assets had uses of cash of $14.8 million related to operating activities during 2017. The change resulted primarily from a net increase in value-added tax receivables, as well as increases in prepaid expenses and other current assets related to the GNP acquisition.
Accounts payable and accrued expenses, including accounts payable to related parties, had uses of cash of $22.8 million related to operating activities during 2017. This change resulted primarily from the timing of payments.
Income taxes, which includes income taxes receivables, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions and the tax components within accumulated other comprehensive loss, had proceeds of cash of $188.1 million. This change resulted primarily from the timing of estimated tax payments.
Net non-cash expenses provided $233.9 million in cash during 2017. Net non-cash expense items increased primarily because of $277.8 million in cash related to depreciation and amortization, partially offset by a deferred income tax benefit of $50.0 million.
Cash used in investing activities was $992.1 million during 2017. This change resulted primarily because of cash used in business acquisitions totaling $658.5 million and the use of cash for capital expenditures totaling $339.9 million. Capital expenditures were primarily incurred to improve operational efficiencies, reduce costs and tailor processes to meet specific customer needs in order to further solidify our competitive advantages. Capital expenditures for 2017 could not exceed $500.0 million under the terms of our U.S. credit facility. Cash proceeds generated from property disposals and proceeds from settlement of life insurance totaled $4.5 million and $1.8 million, respectively.

Cash proceeds from financing activities was $466.4 million during 2017. Cash proceeds from long-term debt totaled $1,871.8 million and proceeds from equity contributions under the Tax Sharing Agreement with JBS USA Food Company Holdings totaled $5.0 million. Cash was used for payment of note payable to affiliate totaling $753.5 million, repayment of long-term debt totaling $628.7 million, purchase common stock under our share repurchase program totaling $14.6 million and payment of capitalized loan costs totaling $13.6 million.
Calendar Year 2016
Cash provided by operating activities was $795.4 million during 2016. The cash flows provided by operating activities were primarily from net income of $480.1 million and proceeds of $231.7 million related to depreciation and amortization.
Trade accounts and other receivables, including accounts receivable from related parties, used cash of $32.4 million related to operating activities during 2016. The change in operating cash related to trade accounts and other receivables is primarily due to a decrease in outstanding receivables and customer payment timing.
Inventories had uses of cash of $33.1 million related to operating activities during 2016. The use of cash related to inventories was primarily due to a build up of freezer inventories.
Prepaid expenses and other current assets had cash proceeds of $19.3 million related to operating activities during 2016. The proceeds of cash related to prepaid expenses and other current assets is primarily attributable to a decrease in value-added tax receivables and a decline in prepaid insurance.
Accounts payable and accrued expenses, including accounts payable to related parties, had proceeds of cash of $75.9 million related to operating activities during 2016. This change resulted primarily from the timing of payments.
Income taxes, which include income taxes receivables, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, had proceeds of cash of $75.2 million during 2016. This change resulted primarily from the timing of estimated tax payments and the impact of the Moy Park acquisition.
Net non-cash expenses provided $225.1 million in cash during 2016. Net non-cash expense items increased primarily because of $231.7 million in cash proceeds related to depreciation and amortization.
Cash used in investing activities was $327.6 million during 2016, primarily because of incurred capital expenditures of $341.0 million. Capital expenditures were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2016 could not exceed $500 million under the terms of our U.S. credit facility. Additionally, cash proceeds generated from property disposals totaled $13.4 million.
Cash used by financing activities was $828.2 million during 2016. Cash was used to pay a special cash dividend and purchase common stock under share repurchase program for $714.8 million and $117.9 million, respectively. Cash proceeds from long-term debt totaled $593.0 million, partially offset by cash used on payments of long-term borrowings of $570.0 million.

Recently Issued Accounting Pronouncements
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
See “Note 1. Description of Business and Basis of Presentation” of our Consolidated and Combined Financial Statements included in this annual report for additional information relating to these new accounting pronouncements.
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
Goodwill and Other Intangibles, net. Goodwill represents the excess of the aggregate purchase price over the fair value of the net identifiable assets acquired in a business combination. Identified intangible assets represent trade names, customer relationships and non-compete agreements arising from acquisitions that are recorded at fair value as of the date acquired less accumulated amortization, if any. The Company uses various market valuation techniques to determine the fair value of its identified intangible assets.
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine if an indication of impairment exists for a reporting unit. If management determines there is an indication that the carrying amount of reporting unit goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of goodwill impairment in any of its reporting units as of December 31, 2017. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine if an indication of impairment exists. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, and quantitative analysis is performed. Management performed a qualitative analysis noting no indications of impairment for any of its indefinite-lived intangible assets as of December 31, 2017.
Identifiable intangible assets with definite lives, such as customer relationships, non-compete agreements and trade names that the Company expects to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from three to 20 years for trade names and non-compete agreements and 5 to 16 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the fifty-three weeks ended December 31, 2017 and fifty-two weeks ended December 25, 2016.
Derivative Financial Instruments. The Company uses derivative financial instruments (e.g., futures, forwards and options) for the purpose of mitigating exposure to changes in commodity prices and foreign currency exchange rates.

•
Commodity Price Risk - The Company utilizes various raw materials, which are all considered commodities, in its operations, including corn, soybean meal, soybean oil, wheat, natural gas, electricity and diesel fuel. The Company considers these raw materials to be generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company enters into derivative contracts such as physical forward contracts and exchange-traded futures or option contracts in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods up to 12 months. The Company may enter into longer-term derivatives on particular commodities if deemed appropriate.

•
Foreign Currency Risk - The Company has foreign operations and, therefore, has exposure to foreign exchange risk when the financial results of those operations are translated to US dollars. The Company will occasionally purchase derivative financial instruments such as foreign currency forward contracts in an attempt to mitigate currency exchange rate exposure related to the net assets of its Mexico operations that are denominated in Mexican pesos. The Company’s Moy Park operation also attempts to mitigate foreign currency exposure on certain euro- and U.S. dollar-denominated transactions through the use of derivative financial instruments.

Pilgrim’s recognizes all commodity derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measures those instruments at fair value unless they qualify for, and we elect, the normal purchases and normal sales scope exception (“NPNS”). The permitted accounting treatments include: cash flow hedge; fair value hedge; and undesignated contracts. Undesignated contract accounting is the default accounting treatment for all derivatives unless they qualify, and we specifically designate them, for one of the other accounting treatments. Derivatives designated for any of the elective accounting treatments must meet specific, restrictive criteria both at the time of designation and on an ongoing basis.

The Company has generally applied the NPNS exception to its forward physical grain purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Consolidated and Combined Financial Statements at December 31, 2017 and December 25, 2016.
Undesignated contracts may include contracts not designated as a hedge or for which the NPNS exception was not elected, contracts that do not qualify for hedge accounting and derivatives that do not or no longer qualify for the NPNS scope exception. The fair value of these derivatives is recognized in the Consolidated and Combined Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of these derivatives are recognized immediately in the Consolidated and Combined Statements of Income within Net sales, Cost of sales or Selling, general and administrative expense, depending on the risk they are intended to mitigate. While management believes these instruments help mitigate various market risks, they are not designated nor accounted for as hedges as a result of the extensive recordkeeping requirements.

The Company designated a British pound-denominated promissory note payable issued to JBS S.A. in conjunction with the Moy Park acquisition as a hedge of its net investment in Moy Park. The remeasurement of the note is reported as a foreign currency translation adjustment in accumulated other comprehensive loss in the Consolidated and Combined Balance Sheets and will be reclassified into earnings only if the Company divests its investment in Moy Park. The Company paid the promissory note payable in full with proceeds from the sale of senior notes (See “Note 11. Long-Term Debt and Other Borrowing Arrangements” to the Consolidated and Combined Financial Statements). At December 31, 2017, the remeasurement adjustment was a loss of $13.5 million and is included in accumulated other comprehensive loss, net of tax.

Pilgrim’s has designated a portion of its foreign currency derivatives as cash flow hedges and the effective portion of the gain or loss on these derivatives is reported as a component of Accumulated other comprehensive loss within the Consolidated and Combined Balance Sheets and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The derivatives are designated as hedging the variability in expected future cash flows from foreign currency exchange risk related to sales and purchases denominated in nonfunctional currencies.
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
Income Taxes. We follow provisions under ASC No. 740-10-30-27 in the Expenses-Income Taxes topic with regard to members of a group that file a consolidated tax return but issue separate financial statements. We file our own U.S. federal tax return, but we are included in certain state unitary returns with JBS USA Holdings. The income tax expense of our company is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. For the unitary states, we have an obligation to make tax payments to JBS USA Holdings for our share of the unitary taxable income, which is included in taxes payable in our Consolidated and Combined Balance Sheets. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date. We recognize potential interest and penalties related to income tax positions as a part of the income tax provision.
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
Indefinite Reinvestment in Foreign Subsidiaries. We deem our earnings from foreign subsidiaries as of December 31, 2017 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.
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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of December 31, 2017 and December 25, 2016. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during 2017 and 2016, such a change would have resulted in a change to cost of sales of approximately $279.7 million and $280.1 million, respectively, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredients inventories at December 31, 2017 and December 25, 2016 would be $14.6 million and $12.4 million, respectively, excluding any potential impact on the production costs of our chicken inventories.
We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% increase in corn, soybean meal, and soybean oil prices on December 31, 2017 and December 25, 2016 would have resulted in an increase of approximately $0.5 million and $0.4 million, respectively, in the fair value of our net commodity derivative position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 34.7% and 38.1% of our total debt at December 31, 2017 and December 25, 2016, respectively. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.6 million and $0.3 million in 2017 and 2016, respectively.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $10.2 million and $5.2 million as of December 31, 2017 and December 25, 2016, respectively.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange gains, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were $2.7 million in 2017, while foreign exchange losses were $3.9 million and $25.9 million in 2016 and 2015, respectively. The average exchange rates for 2017, 2016 and 2015 were 18.93 Mexican pesos to 1 U.S. dollar, 18.64 Mexican pesos to 1 U.S. dollar and 15.85 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of December 31, 2017 and December 25, 2016. However, fluctuations greater than 10.0% could occur. Based on the net monetary liability position of our Mexico operations at December 31, 2017, such a change would have resulted in an increase in foreign currency transaction losses recognized in 2017 of approximately $3.7 million. Based on the net monetary liability position of our Mexico operations at December 25, 2016, such a change would have resulted in a decrease in foreign currency transaction losses recognized in 2016 of approximately $0.4 million. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
Additionally, we are exposed to foreign exchange-related variability of investments and earnings from our foreign investments in Europe (including the U.K.). Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At December 31, 2017, our U.K. and Europe segment had net assets of approximately $2.2 billion denominated in British pounds, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% adverse change in exchange rates would cause a reduction of $222.8 million to our net assets.
At December 31, 2017, we had foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $38.0 million to hedge a portion of our investments in Europe (including the U.K.). On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound by 10% would result in a $3.0 million negative change in our cash flows on settlement while a weakening of the U.S. dollar against the euro by 10% would result in a $0.8 million negative change in our cash flows on settlement. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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
Impact of Inflation
Due to low to moderate inflation in the U.S., U.K. and Europe, and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Pilgrim’s Pride Corporation:
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Pilgrim’s Pride Corporation (the Company) as of December 31, 2017 and December 25, 2016, the related consolidated and combined statements of income, comprehensive income, stockholders’ equity, and cash flows for the fifty-three weeks ended December 31, 2017, the fifty-two weeks ended December 25, 2016, and the fifty-two weeks ended December 27, 2015, and the related notes and financial statement schedule II (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 25, 2016, and the results of its operations and its cash flows for the fifty-three weeks ended December 31, 2017, the fifty-two weeks ended December 25, 2016, and the fifty-two weeks ended December 27, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.

Denver, Colorado
February 15, 2018

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31, 2017	December 25, 2016
	(In thousands, except share and par value data)
Cash and cash equivalents	$581,510	$292,544
Restricted cash and cash equivalents	8,021	4,979
Trade accounts and other receivables, less allowance for doubtful accounts	565,478	445,553
Accounts receivable from related parties	2,951	4,010
Inventories	1,255,070	975,608
Prepaid expenses and other current assets	102,550	81,932
Assets held for sale	708	5,259
Total current assets	2,516,288	1,809,885
Other long-lived assets	18,165	19,260
Identified intangible assets, net	617,163	471,591
Goodwill	1,001,889	887,221
Property, plant and equipment, net	2,095,147	1,833,985
Total assets	$6,248,652	$5,021,942

Accounts payable	$762,444	$790,378
Accounts payable to related parties	2,889	4,468
Accrued expenses and other current liabilities	417,342	347,021
Income taxes payable	222,073	27,578
Current maturities of long-term debt	47,775	15,712
Total current liabilities	1,452,523	1,185,157
Long-term debt, less current maturities	2,635,617	1,396,124
Deferred tax liabilities	208,492	251,807
Other long-term liabilities	96,359	102,722
Total liabilities	4,392,991	2,935,810

Commitments and contingencies

Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized; 260,167,881 and 259,682,000 shares issued at year-end 2017 and year-end 2016, respectively; 248,752,508 and 249,046,139 shares outstanding at year-end 2017 and year-end 2016, respectively	2,602	307,288
Treasury stock, at cost, 11,415,373 shares and 10,635,861 shares at year-end 2017 and year-end 2016, respectively	(231,758)	(217,117)
Additional paid-in capital	1,932,509	3,100,332
Retained earnings (accumulated deficit)	173,943	(782,785)
Accumulated other comprehensive loss	(31,140)	(329,858)
Total Pilgrim’s Pride Corporation stockholders’ equity	1,846,156	2,077,860
Noncontrolling interest	9,505	8,272
Total stockholders’ equity	1,855,661	2,086,132
Total liabilities and stockholders’ equity	$6,248,652	$5,021,942
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Fifty-Three Weeks Ended December 31, 2017	Fifty-Two Weeks Ended December 25, 2016	Fifty-Two Weeks Ended December 27, 2015
	(In thousands, except per share data)
Net sales	$10,767,863	$9,878,564	$8,752,672
Cost of sales	9,296,249	8,774,581	7,453,948
Gross profit	1,471,614	1,103,983	1,298,724
Selling, general and administrative expense	389,517	310,832	231,838
Administrative restructuring charges	9,775	1,069	5,754
Operating income	1,072,322	792,082	1,061,132
Interest expense, net of capitalized interest	107,183	75,636	46,549
Interest income	(7,730)	(2,301)	(3,828)
Foreign currency transaction losses (gains)	(2,659)	4,055	26,148
Miscellaneous, net	(6,538)	(9,344)	(9,061)
Income before income taxes	982,066	724,036	1,001,324
Income tax expense	263,899	243,919	338,352
Net income	718,167	480,117	662,972
Less: Net income from Granite Holdings Sàrl prior to acquisition by Pilgrim’s Pride Corporation	23,486	40,388	17,010
Less: Net income (loss) attributable to noncontrolling interest	102	(803)	48
Net income attributable to Pilgrim’s Pride Corporation	$694,579	$440,532	$645,914

Weighted average shares of common stock outstanding:
Basic	248,738	253,669	258,442
Effect of dilutive common stock equivalents	233	457	234
Diluted	248,971	254,126	258,676

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$2.79	$1.74	$2.50
Diluted	$2.79	$1.73	$2.50
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Fifty-Three Weeks Ended December 31, 2017	Fifty-Two Weeks Ended December 25, 2016	Fifty-Two Weeks Ended December 27, 2015
	(In thousands)
Net income	$718,167	$480,117	$662,972
Other comprehensive loss:
Foreign currency translation adjustment
Gains (losses) arising during the period	100,081	(233,232)	(32,482)
Income tax effect	3,137	—	—
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	60	(151)	(56)
Reclassification to net earnings for losses (gains) realized	(639)	311	(5)
Available-for-sale securities
Gains arising during the period	132	443	533
Income tax effect	(50)	(167)	(201)
Reclassification to net earnings for gains realized	(34)	(552)	(475)
Income tax effect	13	209	179
Defined benefit plans
Gains (losses) arising during the period	(8,738)	(9,085)	5,054
Income tax effect	968	3,429	(1,908)
Reclassification to net earnings of losses realized	932	659	689
Income tax effect	(353)	(249)	(260)
Total other comprehensive income (loss), net of tax	95,509	(238,385)	(28,932)
Comprehensive income	813,676	241,732	634,040
Less: Comprehensive income (loss) for Granite Holdings Sàrl prior to acquisition by Pilgrim's Pride Corporation	88,050	(192,684)	(15,533)
Less: Comprehensive income (loss) attributable to noncontrolling interests	102	(803)	48
Comprehensive income attributable to Pilgrim's Pride Corporation	$725,524	$435,219	$649,525
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 28, 2014	259,029	$2,590	—	$—	$1,662,354	$591,492	$(62,541)	$2,906	$2,196,801
Comprehensive income:
Net income (loss)	—	—	—	—	—	662,924	—	48	662,972
Other comprehensive loss, net of tax benefit of $2,190	—	—	—	—	—	—	(28,932)	—	(28,932)
Capital contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation (the“TSA”)	—	—	—	—	3,690	—	—	—	3,690
Share-based compensation plans:
Common stock issued under compensation plans	671	7	—	—	(7)	—	—	—	—
Common stock forfeited under compensation plans	(15)				(85)				(85)
Requisite service period recognition	—	—	—	—	3,060	—	—	—	3,060
Tax benefit related to share-based compensation	—	—	—	—	6,474	—	—	—	6,474
Common stock purchased under share repurchase program	—	—	(4,862)	(99,233)	—	—	—	—	(99,233)
Special cash dividend	—	—	—	—	—	(1,498,470)	—	—	(1,498,470)
Other	—	—	—	—	188	(188)	—	—	—
Stockholders' Equity of Granite Holdings Sàrl	13,000	304,691	—	—	1,414,716	(304,678)	—	(1,131)	1,413,598
Balance at December 27, 2015	272,685	$307,288	(4,862)	$(99,233)	$3,090,390	$(548,920)	$(91,473)	$1,823	$2,659,875
Comprehensive income:
Net income	—	—	—	—	—	480,920	—	(803)	480,117
Other comprehensive loss, net of tax expense of $3,222	—	—	—	—	—	—	(238,385)	—	(238,385)
Capital contribution under the TSA	—	—	—	—	5,039	—	—	—	5,039
Share-based compensation plans:
Requisite service period recognition	—	—			6,102	—	—	—	6,102
Common stock purchased under share repurchase program	—	—	(5,774)	(117,884)	—	—	—	—	(117,884)
Capital contributions to subsidiary by noncontrolling participants	—	—	—	—	—	—	—	7,252	7,252
Common stock purchased from retirement plan participants	(3)	—	—	—	(73)	—	—	—	(73)
Dividend paid by Granite Holdings Sàrl to JBS S.A.	—	—	—	—	—	(14,870)	—	—	(14,870)
Special cash dividend	—	—	—	—	—	(699,915)	—	—	(699,915)
Other	—	—	—	—	(1,126)	—	—	—	(1,126)
Balance at December 25, 2016	272,682	$307,288	(10,636)	$(217,117)	$3,100,332	$(782,785)	$(329,858)	$8,272	$2,086,132
Comprehensive income:
Net income (loss)	—	—	—	—	—	718,065	—	102	718,167
Other comprehensive income, net of tax expense of $4,012	—	—	—	—	—	—	95,509	—	95,509
Capital contribution under the TSA	—	—	—	—	5,558	—	—	—	5,558
Share-based compensation plans:
Common stock issued under compensation plans	486	5	—	—	(5)	—	—	—	—
Requisite service period recognition	—	—	—	—	3,019	—	—	—	3,019
Common stock purchased under share repurchase program	—	—	(780)	(14,641)	—	—	—	—	(14,641)
Deemed equity contribution resulting from the transfer of Granite Holdings Sàrl net assets from JBS S.A. to Pilgrim's Pride Corporation in a common-control transaction	—	—	—	—	237,195	—	—		237,195
Transfer of Granite Holdings Sàrl to Pilgrim's from JBS S.A.	(13,000)	(304,691)	—	—	(1,413,590)	238,663	203,209	1,131	(1,275,278)
Balance at December 31, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,932,509	$173,943	$(31,140)	$9,505	$1,855,661
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Fifty-Three Weeks Ended December 31, 2017	Fifty-Two Weeks Ended December 25, 2016	Fifty-Two Weeks Ended December 27, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$718,167	$480,117	$662,972
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	277,792	231,708	173,817
Asset impairment	5,156	790	4,813
Foreign currency transaction gains related to borrowing arrangements	(1,387)	—	—
Amortization of bond premium	(180)	—	—
Gain on property disposals	(506)	(8,914)	(10,372)
Loss (gain) on equity method investments	(59)	452	—
Share-based compensation	3,020	6,102	2,975
Deferred income tax expense (benefit)	(49,963)	(5,034)	19,872
Changes in operating assets and liabilities:
Trade accounts and other receivables	(82,169)	(32,428)	76,130
Inventories	(207,399)	(33,083)	83,595
Prepaid expenses and other current assets	(14,827)	19,270	23,578
Accounts payable and accrued expenses	(22,827)	75,893	36,314
Income taxes	188,120	75,238	(55,324)
Long-term pension and other postretirement obligations	(10,864)	(10,165)	(3,500)
Other	(753)	(4,584)	5,510
Cash provided by operating activities	801,321	795,362	1,020,380
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(339,872)	(340,960)	(190,262)
Purchase of acquired business, net of cash acquired	(658,520)	—	(373,532)
Proceeds from property disposals	4,475	13,375	14,610
Proceeds from settlement of life insurance contract	1,845	—	—
Cash used in investing activities	(992,072)	(327,585)	(549,184)
Cash flows from financing activities:
Proceeds from notes payable to bank	—	36,838	28,726
Payments on notes payable to bank	—	(65,564)	—
Payment of note payable to affiliate	(753,512)	—	—
Proceeds from revolving line of credit and long-term borrowings	1,871,818	593,015	1,680,000
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(628,677)	(570,015)	(690,138)
Proceeds from capital contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	5,038	3,690	—
Tax benefit related to share-based compensation	—	—	6,474
Capital contributions to subsidiary by noncontrolling stockholders	—	7,252	—
Payment of capitalized loan costs	(13,631)	(693)	(12,364)
Purchase of common stock under share repurchase program	(14,641)	(117,884)	(99,233)
Purchase of common stock from retirement plan participants	—	(73)	—
Payment of cash dividend	—	(714,785)	(1,498,470)
Cash provided by (used in) financing activities	466,395	(828,219)	(585,005)
Effect of exchange rate changes on cash and cash equivalents	16,364	(38,587)	(4,264)
Increase (decrease) in cash and cash equivalents	292,008	(399,029)	(118,073)
Cash and cash equivalents, beginning of period	297,523	696,552	814,625
Cash and cash equivalents, end of period	$589,531	$297,523	$696,552
Supplemental Disclosure Information:
Interest paid (net of amount capitalized)	$81,260	$69,857	$42,968
Income taxes paid	122,956	161,026	361,183
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
    Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, and The Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken products to approximately 100 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Europe, Puerto Rico and Mexico. As of December 31, 2017, Pilgrim’s had approximately 51,300 employees and the capacity to process more than 45.2 million birds per week for a total of more than 13.3 billion pounds of live chicken annually. Approximately 5,200 contract growers supply poultry for the Company’s operations. As of December 31, 2017, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”) beneficially owned 78.6% of the Company’s outstanding common stock.
Consolidated and Combined Financial Statements
The Company operates on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2017) in the notes to these Consolidated and Combined Financial Statements applies to our fiscal year and not the calendar year.
On September 8, 2017, a subsidiary of the Company acquired 100% of the issued and outstanding shares of Granite Holdings Sàrl and its subsidiaries (together, “Moy Park”) from JBS S.A. in a common-control transaction. Moy Park was acquired by JBS S.A. from an unrelated third party on September 30, 2015. For the period from September 30, 2015 through September 7, 2017, the Consolidated and Combined Financial Statements include the accounts of the Company and its majority-owned subsidiaries combined with the accounts of Moy Park. For the period from September 8, 2017 through December 31, 2017, the Consolidated and Combined Financial Statements include the accounts of the Company and its majority-owned subsidiaries, including Moy Park. We eliminate all significant affiliate accounts and transactions upon consolidation.
The Consolidated and Combined Financial Statements have been prepared in conformity with U.S. GAAP using management’s best estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. Significant estimates made by the Company include the allowance for doubtful accounts, reserves related to inventory obsolescence or valuation, useful lives of long-lived assets, goodwill, valuation of deferred tax assets, insurance accruals, valuation of pension and other postretirement benefits obligations, income tax accruals, certain derivative positions and valuations of acquired businesses.

The functional currency of the Company's U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K. and Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company's operations in France and the Netherlands is the euro. For foreign currency-denominated entities other than the Company's Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Consolidated and Combined Balance Sheets. For the Company's Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records are reflected in Foreign currency transaction losses (gains) in the Consolidated and Combined Statements of Income.

The Company or its subsidiaries may use derivatives for the purpose of mitigating exposure to changes in foreign currency exchange rates. Foreign currency transaction gains or losses are reported in the Consolidated and Combined Statements of Income.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $18.5 million, $12.3 million and $5.8 million for 2017, 2016 and 2015, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $3.7 million, $3.5 million and $4.1 million for 2017, 2016 and 2015, respectively.
Cash and Cash Equivalents
The Company considers highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The majority of the Company’s disbursement bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are classified as accounts payable and the change in the related balance is reflected in operating activities on the Consolidated and Combined Statements of Cash Flows.
Investments
The Company’s current investments are all highly liquid investments with a maturity of three months or less when acquired and are, therefore, considered cash equivalents. The Company’s current investments are comprised of fixed income securities, primarily commercial paper and a money market fund. These investments are classified as available-for-sale. These securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Investments in fixed income securities with remaining maturities of less than one year and those identified by management at the time of purchase for funding operations in less than one year are classified as current assets. Investments in fixed income securities with remaining maturities in excess of one year that management has not identified at the time of purchase for funding operations in less than one year are classified as long-term assets. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company determines the cost of each security sold and each amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. Purchases and sales are recorded on a settlement date basis.
Investments in entities in which the Company has an ownership interest greater than 50% and exercises control over the entity are consolidated in the Consolidated and Combined Financial Statements. Investments in entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence are accounted for using the equity method. The Company invests from time to time in ventures in which its ownership interest is less than 20% and over which it does not exercise significant influence. Such investments are accounted for under the cost method. The fair values for investments not traded on a quoted exchange are estimated based upon the historical performance of the ventures, the ventures’ forecasted financial performance and management’s evaluation of the ventures’ viability and business models. To the extent the book value of an investment exceeds its assessed fair value, the Company will record an appropriate impairment charge.

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

Goodwill and Other Intangibles, net
Goodwill represents the excess of the aggregate purchase price over the fair value of the net identifiable assets acquired in a business combination. Identified intangible assets represent trade names, customer relationships and non-compete agreements arising from acquisitions that are recorded at fair value as of the date acquired less accumulated amortization, if any. The Company uses various market valuation techniques to determine the fair value of its identified intangible assets.
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine if an indication of impairment exists for a reporting unit. If management determines there is an indication that the carrying amount of reporting unit goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of goodwill impairment in any of its reporting units as of December 31, 2017. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine if an indication of impairment exists. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, and quantitative analysis is performed. Management performed a qualitative analysis noting no indications of impairment for any of its indefinite-lived intangible assets as of December 31, 2017.
Identifiable intangible assets with definite lives, such as customer relationships, non-compete agreements and trade names that the Company expects to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from three to 20 years for trade names and non-compete agreements and 5 to 16 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the fifty-three weeks ended December 31, 2017 and fifty-two weeks ended December 25, 2016.
Book Overdraft Balances
The majority of the Company’s disbursement bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are classified as accounts payable and the change in the related balance is reflected in operating activities on the Consolidated and Combined Statements of Cash Flows.
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
Income Taxes
The Company follows provisions under ASC No. 740-10-30-27 in the Expenses-Income Taxes topic with regard to members of a group that file a consolidated tax return but issue separate financial statements. The Company files its own U.S. federal tax return, but it is included in certain state unitary returns with JBS USA Food Company Holdings (“JBS USA Holdings”). The income tax expense of the Company is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. For the unitary states, we have an obligation to make tax payments to JBS USA Holdings for our share of the unitary taxable income, which is included in taxes payable in our Consolidated and Combined Balance Sheets. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.
The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, potential for carry back of tax losses, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances have been established primarily for net operating loss carry forwards of certain foreign subsidiaries. See “Note 12. Income Taxes” to the Consolidated and Combined Financial Statements.
The Company deems its earnings from its foreign subsidiaries as of December 31, 2017 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.
The Company follows provisions under ASC No. 740-10-25 that provide a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50.0% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See “Note 12. Income Taxes” to the Consolidated and Combined Financial Statements.
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
Operating Leases
Rent expense for operating leases is recorded on a straight-line basis over the lease term unless the lease contains an escalation clause which is not fixed or determinable. The lease term begins when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. If a lease has a fixed or determinable escalation clause, the difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated and Combined Balance Sheets. Rent for operating leases that do not have an escalation clause or where escalation is based on an inflation index is expensed over the lease term as it is payable.
Derivative Financial Instruments

The Company uses derivative financial instruments (e.g., futures, forwards and options) for the purpose of mitigating exposure to changes in commodity prices and foreign currency exchange rates.

•
Commodity Price Risk - The Company utilizes various raw materials, which are all considered commodities, in its operations, including corn, soybean meal, soybean oil, wheat, natural gas, electricity and diesel fuel. The Company considers these raw materials to be generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company enters into derivative contracts such as physical forward contracts and exchange-traded futures or option contracts in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods up to 12 months. The Company may enter into longer-term derivatives on particular commodities if deemed appropriate.

•
Foreign Currency Risk - The Company has foreign operations and, therefore, has exposure to foreign exchange risk when the financial results of those operations are translated to US dollars. The Company will occasionally purchase derivative financial instruments such as foreign currency forward contracts in an attempt to mitigate currency exchange rate exposure related to the net assets of its Mexico operations that are denominated in Mexican pesos. The Company’s Moy Park operation also attempts to mitigate foreign currency exposure on certain euro- and U.S. dollar-denominated transactions through the use of derivative financial instruments.

Pilgrim’s recognizes all commodity derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measures those instruments at fair value unless they qualify for, and we elect, the normal purchases and normal sales scope exception (“NPNS”). The permitted accounting treatments include: cash flow hedge; fair value hedge; and undesignated contracts. Undesignated contract accounting is the default accounting treatment for all derivatives unless they qualify, and we specifically designate them, for one of the other accounting treatments. Derivatives designated for any of the elective accounting treatments must meet specific, restrictive criteria both at the time of designation and on an ongoing basis.

The Company has generally applied the NPNS exception to its forward physical grain purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Consolidated and Combined Financial Statements at December 31, 2017 and December 25, 2016.
Undesignated contracts may include contracts not designated as a hedge or for which the NPNS exception was not elected, contracts that do not qualify for hedge accounting and derivatives that do not or no longer qualify for the NPNS scope exception. The fair value of these derivatives is recognized in the Consolidated and Combined Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of these derivatives are recognized immediately in the Consolidated and Combined Statements of Income within Net sales, Cost of sales or Selling, general and administrative expense, depending on the risk they are intended to mitigate. While management believes these instruments help mitigate various market risks, they are not designated nor accounted for as hedges as a result of the extensive recordkeeping requirements.

The Company designated a British pound-denominated promissory note payable issued to JBS S.A. in conjunction with the Moy Park acquisition as a hedge of its net investment in Moy Park. The remeasurement of the note is reported as a foreign currency translation adjustment in accumulated other comprehensive loss in the Consolidated and Combined Balance Sheets and will be reclassified into earnings only if the Company divests its investment in Moy Park. The Company paid the promissory note payable in full with proceeds from the sale of senior notes (See “Note 11. Long-Term Debt and Other Borrowing Arrangements” to the Consolidated and Combined Financial Statements). At December 31, 2017, the balance of the remeasurement adjustment in accumulated other comprehensive loss, net of tax, was $13.5 million.

Pilgrim’s has designated a portion of its foreign currency derivatives as cash flow hedges and the effective portion of the gain or loss on these derivatives is reported as a component of Accumulated other comprehensive loss within the Consolidated and Combined Balance Sheets and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The derivatives are designated as hedging the variability in expected future cash flows from foreign currency exchange risk related to sales and purchases denominated in nonfunctional currencies.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.
We will adopt this standard as of January 1, 2018, the beginning of our 2018 fiscal year, using the cumulative effect adjustment, often referred to as modified retrospective approach. Under this method, we would not restate the prior financial statements presented, and would record any adjustments in the opening balance sheet for January 2018. The new guidance on revenue recognition requires the use of more estimates and judgments than the present standards. Additional disclosures will include the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the prior guidance.
Our implementation of the new revenue guidance is in its final stages of a three phased evaluation process. Our process is outlined below.
Phase 1 - Assess:

•	A high-level adoption analysis and training

•	Reviewed and analyzed the Company’s revenue streams

•	Identified and reviewed representative customer contracts from revenue streams

•	Identified potential accounting impacts and documented key items to be validated and quantified
Phase 2 - Evaluate:

•	Company has concluded on the majority of Company's position for any accounting treatment differences and is in the process of documenting

•	Quantifying the potential effects this guidance will have on its Consolidated and Combined Financial Statement

•	Evaluating any changes to the Company's accounting policies

•	Expanding disclosures as required by the new standard

•	Identifying the impact the new standard will have on business processes, systems and internal controls to support the recognition and disclosure requirements under the new standard

•	Training the organization, as applicable
Phase 3- Implement (in process):

•	Finalize decisions related to the new standard

•	Record any accounting adjustments identified

•	Evaluate and test updated or newly implemented internal controls surrounding adoption of the new standard

•	Revise the Company’s first quarter 2018 financial statement disclosures to incorporate the qualitative and quantitative impact of adoption and expanded disclosures

•	Share results with Audit Committee
The Company is on schedule to complete the implementation phase in March 2018. While the Company has reached conclusions on key accounting assumptions we are in process of finalizing any accounting policy changes, documentation and internal controls for the new revenue standard. The new revenue standard will have a minimal impact on our financial statements beyond additional disclosure requirements. The cumulative effect on equity of initially applying the new standard is expected to be immaterial, with an immaterial impact to our net income on an ongoing basis. Due to the nature of our business, we anticipate minimal changes will be made to our accounting and revenue policies.
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

In February 2016, the FASB issued new accounting guidance on lease arrangements, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The provisions of the new guidance will be effective as of the beginning of our 2019 fiscal year. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our financial statements and have elected to adopt as of the beginning of our 2019 fiscal year.
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
2. BUSINESS ACQUISITIONS

Moy Park
On September 8, 2017, the Company purchased 100% of the issued and outstanding shares of Moy Park from JBS S.A. for cash of $301.3 million and a note payable to the seller in the amount of £562.5 million. Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With 4 fresh processing plants, 10 prepared foods cook plants, 3 feed mills, 7 hatcheries and 1 rendering facility in Northern Ireland, the U.K., France, and The Netherlands, Moy Park processes 6.0 million birds per seven-day work week, in addition to producing around 456.0 million pounds of prepared foods per year. Its product portfolio comprises fresh and added-value poultry, ready-to-eat meals, breaded and multi-protein frozen foods, vegetarian foods and desserts, supplied to major food retailers and restaurant chains in Europe (including the U.K.). Moy Park has approximately 10,200 employees as of December 31, 2017. The Moy Park operations comprise our U.K. and Europe segment.
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
Transaction costs incurred in conjunction with the acquisition were approximately $19.6 million. These costs were expensed as incurred. Beginning September 8, 2017, the results of operations and financial position of Moy Park have been included in the consolidated results of operations and financial position of the Company. The results of operations and financial position of Moy Park have been combined with the results of operations and financial position of Pilgrim's from September 30, 2015, the common control date, through September 7, 2017. The following table summarizes the results of operations of Moy Park since the September 30, 2015 common-control date:

	Net Sales	Net Income
	(In thousands)
September 8, 2017 through December 31, 2017	$722,387	$34,039
December 26, 2016 through September 7, 2017	1,273,932	23,486
2016	1,947,441	40,388
2015	572,568	17,010
GNP
On January 6, 2017, the Company acquired 100% of the membership interests of JFC LLC and its subsidiaries (together, “GNP”) from Maschhoff Family Foods, LLC for $350.0 million, subject to customary working capital adjustments. The purchase was funded through cash on hand and borrowings under the U.S. Credit Agreement. GNP is a vertically integrated poultry business based in St. Cloud, Minnesota. The acquired business has a production capacity of 2.1 million birds per five-day work week in its two plants and currently employs approximately 1,500 people. This acquisition further strengthens the Company’s strategic position in the U.S. chicken market. The GNP operations are included in our U.S. segment.
The following table summarizes the consideration paid for GNP (in thousands)

Negotiated sales price	$350,000
Working capital adjustment	7,252
Preliminary purchase price	$357,252
Transaction costs incurred in conjunction with the purchase were approximately $0.6 million. These costs were expensed as incurred. The results of operations of the acquired business since January 6, 2017 are included in the Company’s Consolidated and Combined Statements of Income. Net sales and net income generated by the acquired business during the year ended December 31, 2017 totaled $433.9 million and $30.4 million, respectively.
The assets acquired and liabilities assumed in the GNP acquisition were measured at their fair values at January 6, 2017 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition as well the assembled workforce. These benefits include

(i) complementary product offerings, (ii) an enhanced footprint in the U.S., (iii) shared knowledge of innovative technologies such as gas stunning, aeroscalding and automated deboning, (iv) enhanced position in the fast-growing antibiotic-free and certified organic chicken segments due to the addition of GNP’s portfolio of Just BARE® Certified Organic and Natural/American Humane CertifiedTM/No-Antibiotics-Ever product lines and (v) attractive cost-reduction synergy opportunities and value creation. The Company has tax basis in the goodwill, and therefore, the goodwill is deductible for tax purposes. The fair values recorded were determined based upon upon various external and internal valuations..
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
The Company performed a valuation of the assets and liabilities of GNP as of January 6, 2017. Significant assumptions used in the valuation and the bases for their determination are summarized as follows:

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

See “Note 8. Goodwill and Identified Intangible Assets” for additional information regarding the goodwill and intangible assets recognized by the Company in the GNP acquisition.
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
The results of operations of the acquired business since June 29, 2015 are included in the Company’s Consolidated and Combined Statements of Income. Net sales generated by the acquired business during 2017 and 2016 totaled $141.4 million and $250.6 million, respectively. The significant decrease in net sales during 2017 as compared to 2016 primarily resulted from a shift in sales activity from the acquired business to the Company’s legacy business operating in Mexico. The acquired business generated net income of $6.3 million during 2017 and incurred a net loss of $13.7 million during 2016.
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
The Company performed a valuation of the assets and liabilities of Tyson Mexico at June 29, 2015. Significant assumptions used in the valuation and the bases for their determination are summarized as follows:

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

Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents the combined financial results for the Company, Moy Park, GNP and Tyson Mexico as if all the acquisitions had been completed at the beginning of 2015.

	2017	2016	2015
	(In thousands, except per share amounts)
Net sales	$10,773,662	$10,311,325	$11,157,328
Net income attributable to Pilgrim's Pride Corporation	664,776	401,630	631,800
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	2.67	1.58	2.44
The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company’s results of operations would have been had it completed the acquisitions on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods. Pro forma adjustments exclude cost savings from any synergies resulting from the acquisitions.
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
As of December 31, 2017 and December 25, 2016, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments and foreign currency forward contracts to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$301	$—	$—	$301
Commodity options instruments	421	—	—	421
Foreign currency instruments	45	—	—	45
Fair value liabilities:
Commodity futures instruments	(296)	—	—	(296)
Commodity options instruments	(3,551)	—	—	(3,551)
Foreign currency instruments	(211)	—	—	(211)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 25, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$5,341	$—	$—	$5,341
Commodity options instruments	98	—	—	98
Foreign currency instruments	516	—	—	516
Fair value liabilities:
Commodity futures instruments	(4,063)	—	—	(4,063)
Commodity option instruments	(2,764)	—	—	(2,764)
Foreign currency instruments	(153)	—	—	(153)
See “Note 7. Derivative Financial Instruments” for additional information.
The valuation of financial assets and liabilities classified in Level 1 is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of financial assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations. For each class of assets and liabilities not measured at fair value in the Consolidated and Combined Balance Sheet but for which fair value is disclosed, the Company is not required to provide the quantitative disclosure about significant unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy.
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Consolidated and Combined Balance Sheets consisted of the following:

	December 31, 2017		December 25, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(750,000)	$(774,375)	$(500,000)	$(503,395)
Fixed-rate senior notes payable at 5.875%, at Level 1 inputs	(604,820)	(619,080)	—	—
Fixed-rate senior notes payable at 6.25%, at Level 1 inputs	(403,444)	(418,787)	(369,736)	(389,709)
Chattel Mortgages, at Level 3 inputs	(873)	(855)	(1,432)	(1,379)
See “Note 11. Long-Term Debt and Other Borrowing Arrangements” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Consolidated and Combined Balance Sheet. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Consolidated and Combined Balance Sheet. The fair values of the Company’s Level 1 fixed-rate debt obligation was based on the quoted market price at December 31, 2017 or December 25, 2016, as applicable. The fair values of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows at December 31, 2017 or December 25, 2016, as applicable.
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

4. TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables (including accounts receivable from related parties), less allowance for doubtful accounts, consisted of the following:

	December 31, 2017	December 25, 2016
	(In thousands)
Trade accounts receivable	$548,472	$435,818
Notes receivable - current	5,130	630
Other receivables	20,021	15,766
Receivables, gross	573,623	452,214
Allowance for doubtful accounts	(8,145)	(6,661)
Receivables, net	$565,478	$445,553

Accounts receivable from related parties(a)	$2,951	$4,010

(a)	Additional information regarding accounts receivable from related parties is included in “Note 18. Related Party Transactions.”

Changes in the allowance for doubtful accounts were as follows:

Total
(In thousands)
Balance at December 25, 2016	$(6,661)
Provision charged to operating results	(2,700)
Account write-offs and recoveries	1,538
Effect of exchange rate	(322)
Balance at December 31, 2017	$(8,145)
5. INVENTORIES
Inventories consisted of the following:

	December 31, 2017	December 25, 2016
	(In thousands)
Live chicken and hens	$585,525	$407,475
Feed, eggs and other	218,611	257,049
Finished chicken products	390,412	243,824
Total chicken inventories	1,194,548	908,348
Commercial feed, table eggs and other	60,522	67,260
Total inventories	$1,255,070	$975,608
6. INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	December 31, 2017		December 25, 2016
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$330,456	$330,456	$140,480	$140,480
Other	942	942	61	61
Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains recognized during 2017 and 2016 related to the Company’s available-for-sale securities totaled $0.4 million and $0.9 million, respectively. Gross realized losses recognized during 2017 and 2016 related to the Company’s available-for-sale securities totaled $6,500 and $83,400, respectively. Proceeds received from the sale or maturity of available-for-sale securities during 2017 and 2016 are disclosed in the Consolidated and Combined Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during 2017 and 2016 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during 2017 and 2016 are disclosed in “Note 14. Stockholders’ Equity.”
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
The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Consolidated and Combined Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts.
We have not designated certain derivative financial instruments that we have purchased to mitigate commodity purchase or foreign currency transaction exposures on our Mexico operations as cash flow hedges. Items designated as cash flow hedges are disclosed and described further below. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated and Combined Statements of Income.
We have designated certain derivative financial instruments related to our U.K. and Europe segment that we have purchased to mitigate foreign currency transaction exposures as cash flow hedges. Before the settlement date of the financial derivative instruments, we recognize changes in the fair value of the effective portion of the cash flow hedge into accumulated other comprehensive income (“AOCI”) while we recognize changes in the fair value of the ineffective portion immediately in earnings. When the derivative financial instruments associated with the effective portion are settled, the amount in AOCI is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated and Combined Statements of Income.
The Company recognized $6.7 million in net gains related to changes in the fair value of its derivative financial instruments during 2017. The Company recognized $4.3 million in net losses and $21.6 million in net gains related to changes in the fair value of its derivative financial instruments during 2016 and 2015, respectively.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2017	December 25, 2016
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$722	$5,439
Commodity derivative liabilities	(3,847)	(6,827)
Foreign currency derivative assets	45	516
Foreign currency derivative liabilities	(211)	(153)
Cash collateral posted with brokers	8,021	4,979
Derivatives Coverage(a):
Corn	3.1%	2.3%
Soybean meal	1.7%	0.3%
Period through which stated percent of needs are covered:
Corn	March 2019	September 2018
Soybean meal	December 2018	July 2017

(a)	Derivatives coverage is the percent of anticipated corn and soybean meal needs covered by outstanding derivative instruments through a specified date.

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	December 31, 2017	December 25, 2016	December 27, 2015
	(In thousands)
Foreign currency derivatives gain (loss)	$(60)	$152	$55
Total	$(60)	$152	$55

	Net Realized Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	December 31, 2017	December 25, 2016	December 27, 2015
	(In thousands)
Foreign currency derivatives	$—	$—	$—
Total	$—	$—	$—

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	December 31, 2017	December 25, 2016	December 27, 2015
	(In thousands)
Foreign currency derivatives gain (loss)	$639	$(310)	$5
Total	$639	$(310)	$5
At December 31, 2017, the before-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Consolidated and Combined Statements of Income during the next twelve months are $0.5 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) to earnings.
The Company reported a $16.7 million adjustment resulting from the translation of a British pound-denominated note payable owed to JBS S.A. as a component of Accumulated other comprehensive loss in the Consolidated and Combined Balance Sheet as of December 31, 2017. The Company designated this note payable as a hedge of its net investment in Moy Park.

8. GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
The activity in goodwill by segment for the years ended December 31, 2017 and December 25, 2016 were as follows:

	December 25, 2016	Additions	Currency Translation	December 31, 2017
	(In thousands)
United States	$—	$41,936	$—	$41,936
U.K. and Europe	761,614	—	72,732	834,346
Mexico	125,607	—	—	125,607
Total	$887,221	$41,936	$72,732	$1,001,889

	December 27, 2015	Additions	Currency Translation	December 25, 2016
	(In thousands)
United States	$—	$—	$—	$—
U.K. and Europe	915,641	—	(154,027)	761,614
Mexico	156,565	(30,958)	—	125,607
Total	$1,072,206	$(30,958)	$(154,027)	$887,221
Identified intangible assets consisted of the following:

	December 25, 2016	Additions	Amortization	Currency Translation	Disposals	December 31, 2017
	(In thousands)
Carrying amount:
Trade names	$41,369	$38,200	$—	$117	$—	$79,686
Customer relationships	151,147	92,900	—	7,905	—	251,952
Non-compete agreements	300	20	—	—	—	320
Trade names not subject to amortization	369,258	—	—	34,336	—	403,594
Accumulated amortization:	—
Trade names	(37,128)	—	(3,808)	48	—	(40,888)
Customer relationships	(53,055)	—	(22,571)	(1,568)	—	(77,194)
Non-compete agreements	(300)	—	(7)	—	—	(307)
Total	$471,591	$131,120	$(26,386)	$40,838	$—	$617,163

	December 27, 2015	Additions	Amortization	Currency Translation	Disposals	December 25, 2016
	(In thousands)
Carrying amount:
Trade names	$41,617	$—	$—	$(248)	$—	$41,369
Customer relationships	168,021	—	—	(16,874)	—	151,147
Non-compete agreements	300	—	—	—	—	300
Trade names not subject to amortization	441,974	—	—	(72,716)	—	369,258
Accumulated amortization:						—
Trade names	(35,216)	—	(1,905)	(7)	—	(37,128)
Customer relationships	(37,583)	—	(16,834)	1,362	—	(53,055)
Non-compete agreements	(300)	—	—		—	(300)
Total	$578,813	$—	$(18,739)	$(88,483)	$—	$471,591
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years
The Company recognized amortization expense related to identified intangible assets of $26.4 million in 2017, $18.7 million in 2016 and $8.5 million in 2015.
The Company expects to recognize amortization expense associated with identified intangible assets of $24.9 million in 2018, $23.5 million in 2019, $19.7 million in 2020, $19.7 million in 2021 and $19.7 million in 2022.
At December 31, 2017, the Company assessed qualitative factors to determine if it was necessary to perform either the two-step quantitative impairment test related to the carrying amount of its goodwill or quantitative impairment tests related to the carrying amounts of its identified intangible assets not subject to amortization. Based on these assessments, the Company determined that it was not necessary to perform either the two-step quantitative impairment test related to the carrying amount of its goodwill nor the quantitative impairment tests related to the carrying amounts its identified intangible assets not subject to amortization at that date.
At December 31, 2017, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.
9. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	December 31, 2017	December 25, 2016
	(In thousands)
Land	$205,087	$150,127
Buildings	1,681,610	1,487,353
Machinery and equipment	2,533,522	2,268,526
Autos and trucks	58,159	58,454
Construction-in-progress	187,094	255,086
Property, plant and equipment, gross	4,665,472	4,219,546
Accumulated depreciation	(2,570,325)	(2,385,561)
Property, plant and equipment, net	$2,095,147	$1,833,985
The Company recognized depreciation expense of $245.4 million, $210.5 million and $161.7 million during 2017, 2016 and 2015, respectively.
During 2017, the Company spent $339.9 million on capital projects and transferred $411.8 million of completed projects from construction-in-progress to depreciable assets. During 2016, the Company spent $341.0 million on capital projects and transferred $269.6 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during 2017 to improve operational efficiencies, reduce costs and tailor processes to meet specific customer needs in order to further solidify competitive advantages for the Company.
During 2017, the Company sold certain PP&E for $4.5 million and recognized a gain of $0.5 million. PP&E sold in 2017 included a processing plant in Texas, a feed mill in Arkansas, poultry farms in Alabama and Texas, vacant land in Texas, a processing plant in Ireland, a hatchery in the U.K. and miscellaneous equipment. During 2016, the Company sold certain PP&E for $13.4 million and recognized a gain of $8.9 million. PP&E sold in 2016 included a processing plant in Louisiana, poultry farms in Mexico and Texas, vacant land in Alabama and Texas, an office building in Texas and miscellaneous equipment.
Management has committed to the sale of certain properties and related assets, including, but not limited to, a processing complex in Alabama and other miscellaneous assets, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At December 31, 2017, the Company reported assets held for sale totaling $0.7 million in Assets held for sale on its Consolidated and Combined Balance Sheets.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company tested the recoverability of its Alabama processing complex held for sale at various effective dates during 2017. The Company determined that the aggregate carrying amount of this asset group at June 25, 2017, was not recoverable over the remaining life of the primary asset in the group and recognized impairment costs of $3.5 million within its U.S. segment, which is reported in the line item Administrative restructuring charges on its Consolidated and Combined Statements of Income. The Company determined that the aggregate carrying amount at December 31, 2017 of this asset group was recoverable over the remaining life of the primary asset in the group.
The Company tested the recoverability of its Ireland processing facility held for sale at various effective dates during 2017. The Company determined that the aggregate carrying amount of this asset group at September 24, 2017, was not recoverable over the remaining life of the primary asset in the group and recognized impairment costs of $1.5 million within its U.K. segment, which is reported in the line item Administrative restructuring charges on its Consolidated and Combined Statements of Income. The Ireland processing facility was sold in December 2017.
The Company has closed or idled various processing complexes, processing plants, hatcheries, broiler farms, and feed mills throughout the U.S. segment. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these closed or idled assets. Management is therefore, not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At December 31, 2017, the carrying amount of these idled assets was $48.6 million based on depreciable value of $166.7 million and accumulated depreciation of $118.1 million.
The Company has closed or idled various processing complexes, processing plants, hatcheries, and other miscellaneous assets, throughout the U.K. and Europe segment. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these closed or idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At December 31, 2017, the carrying amount of these idled assets was $2.9 million based on depreciable value of $11.4 million and accumulated depreciation of $8.5 million.
At December 31, 2017, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 31, 2017	December 25, 2016
	(In thousands)
Accounts payable:
Trade accounts	$691,176	$722,495
Book overdrafts	56,022	63,577
Other payables	15,246	4,306
Total accounts payable	762,444	790,378
Accounts payable to related parties(a)	2,889	4,468
Accrued expenses and other current liabilities:
Compensation and benefits	181,678	160,591
Interest and debt-related fees	29,750	10,907
Insurance and self-insured claims	79,911	82,544
Derivative liabilities:
Commodity futures	296	4,063
Commodity options	3,551	2,764
Foreign currency derivatives	211	153
Other accrued expenses	121,944	85,999
Total accrued expenses and other current liabilities	417,341	347,021
	$1,182,674	$1,141,867

(a)	Additional information regarding accounts payable to related parties is included in “Note 18. Related Party Transactions.”

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

11. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt consisted of the following components:

	Maturity	December 31, 2017	December 25, 2016
Long-term debt and other long-term borrowing arrangements:		(In thousands)
Senior notes payable, net of unaccreted premium at 5.75%	2025	$754,820	$500,000
Senior notes payable at 5.875%	2027	600,000	—
Senior notes payable at 6.25%	2021	403,444	369,736
U.S. Credit Facility (defined below):
Term note payable at 2.61%	2022	780,000	500,000
Revolving note payable at 2.84%	2022	73,262	—
Mexico Credit Facility (defined below) with notes payable at TIIE rate plus 0.90%	2019	76,307	23,304
Moy Park Multicurrency Revolving Facility with notes payable at LIBOR rate plus 2.5%	2019	9,590	11,985
Moy Park Receivables Finance Agreement with payables at LIBOR plus 1.5%	2020	—	—
Moy Park France Invoice Discounting Revolver with payables at EURIBOR plus 0.8%	2018	1,815	8,918
Chattels mortgages at weighted average of 3.74%	Various	873	1,432
Term Loan Agence L’eau	2018	—	6
Capital lease obligations	Various	9,239	14,600
Long-term debt		2,709,350	1,429,981
Less: Current maturities of long-term debt		(47,775)	(15,712)
Long-term debt, less current maturities		2,661,575	1,414,269
Less: Capitalized financing costs		(25,958)	(18,145)
Long-term debt, less current maturities, net of capitalized financing costs:		$2,635,617	$1,396,124
U.S. Senior Notes
On March 11, 2015, the Company completed a sale of $500.0 million aggregate principal amount of its 5.75% senior notes due 2025 (the “Senior Notes due 2025”). The Company used the net proceeds from the sale of the Senior Notes to repay $350.0 million and $150.0 million of the term loan indebtedness under the U.S. Credit Facility on March 12, 2015 and April 22, 2015, respectively. On September 29, 2017, the Company completed an add-on offering of $250.0 million of the Senior Notes due 2025 (the “Additional Senior Notes due 2025”). The issuance price of the add-on offering was 102.0% which created gross proceeds of $255.0 million. The additional $5.0 million will be amortized over the life of the bond. The Company used the net proceeds from the sale of the Additional Senior Notes due 2025 to repay in full the JBS S.A. Promissory Note (as described below) issued as part of the Moy Park acquisition and for general corporate purposes. The Additional Senior Notes due 2025 will be treated as a single class with the existing Senior Notes due 2025 for all purposes under the 2015 Indenture (defined below) and will have the same terms as those of the existing Senior Notes due 2025. The Additional Senior Notes due 2025 were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

with all of the Company’s and its guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes due 2025 and the Additional Senior Notes due 2025 and the 2015 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2025 and the Additional Senior Notes due 2025 when due, among others.
On September 29, 2017, the Company completed a sale of $600.0 million aggregate principal amount of its 5.875% senior notes due 2027 (the “Senior Notes due 2027”). The Company used the net proceeds from the sale of the Senior Notes due 2027 to repay in full the JBS S.A. Promissory Note issued as part of the Moy Park acquisition and for general corporate purposes. The Senior Notes due 2027 were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
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
Moy Park Senior Notes
On May 29, 2014, Moy Park (Bondco) Plc, a subsidiary of Granite Holdings Sàrl, completed the sale of a £200.0 million aggregate principal amount of its 6.25% senior notes due 2021 (the “Moy Park Notes”). On April 17, 2015, an add-on offering of £100.0 million of the Moy Park Notes (the “Additional Moy Park Notes”) was completed. The Moy Park Notes and the Additional Moy Park Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
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
U.S. Credit Facility
On May 8, 2017, the Company and certain of its subsidiaries entered into a Third Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with Coöperatieve Rabobank U.A., New York Branch (“Rabobank”), as administrative agent and collateral agent, and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to$750.0 million and a term loan commitment of up to $800.0 million (the “Term Loans”). The U.S. Credit Facility also includes an accordion feature that allows the Company, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.0 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on May 6, 2022. All principal on the Term Loans is due at maturity on May 6, 2022. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of December 31, 2017, the company had Term Loans outstanding totaling $780.0 million and the amount available for borrowing under the revolving

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

loan commitment was $631.9 million. The Company had letters of credit of $44.8 million and borrowings of $73.3 million outstanding under the revolving loan commitment as of December 31, 2017.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through December 31, 2017 and, thereafter, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through December 31, 2017 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
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
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility will mature on September 27, 2019. As of December 31, 2017, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $76.3 million, and there were $76.3 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 8.34%. As of December 31, 2017, the U.S. dollar-equivalent borrowing availability was less than $0.1 million.
Moy Park Multicurrency Revolving Facility Agreement
On March 19, 2015, Moy Park Holdings (Europe) Limited, a subsidiary of Granite Holdings Sàrl, and its subsidiaries, entered into an agreement with Barclays Bank plc which matures on March, 2019. The agreement provides for a multicurrency revolving loan commitment of up to £20.0 million. As of December 31, 2017, the U.S. dollar-equivalent loan commitment under Moy Park multicurrency revolving facility was $27.0 million and there were $9.6 million outstanding borrowings. Outstanding borrowings under the facility bear interest at a per annum rate equal to LIBOR plus a margin determined by Moy Park’s Net Debt to EBITDA ratio. The current margin stands at 2.2%. As of December 31, 2017, the U.S. dollar-equivalent borrowing availability was $17.4 million.
The facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain assets sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of the Moy Park's assets.
Moy Park Receivables Finance Agreement
Moy Park Limited, a subsidiary of Granite Holdings Sàrl, entered into a £45.0 million receivables finance agreement on January 29, 2016 (the “Receivables Finance Agreement”), with Barclays Bank plc, which matures on January 29, 2020. As of December 31, 2017, the U.S. dollar-equivalent loan commitment under the Receivables Finance Agreement was $60.8 million and there were no outstanding borrowings. Outstanding borrowings under the facility bear interest at a per annum rate equal to LIBOR plus 1.5%. The Receivables Finance Agreement includes an accordion feature that allows us, at any time, to increase the commitments by up to an additional £15.0 million (U.S. dollar-equivalent $20.3 million as of December 31, 2017), subject to the satisfaction of certain conditions.
The Receivables Finance Agreement contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl, a subsidiary of Granite Holdings Sàrl, entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was increased €10.0 million in September 2016 to €30.0 million. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated with three months’ notice. As of December 31, 2017, the U.S. dollar-equivalent loan commitment under the Invoice Discounting Facility was $36.0 million and there were $1.8 million outstanding borrowings. As of December 31, 2017, the U.S. dollar-equivalent borrowing availability was $34.2 million. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%.
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
12. INCOME TAXES
Income before income taxes by jurisdiction is as follows:

	2017	2016	2015
	(In thousands)
U.S.	$773,160	$532,853	$920,250
Foreign	208,906	191,183	81,074
Total	$982,066	$724,036	$1,001,324
The components of income tax expense (benefit) are set forth below:

	2017	2016	2015
	(In thousands)
Current:
Federal	$213,146	$165,989	$248,821
Foreign	65,100	62,753	43,640
State and other	35,614	20,211	26,019
Total current	313,860	248,953	318,480
Deferred:
Federal	(19,434)	(3,529)	32,819
Foreign	(34,264)	(2,490)	(19,695)
State and other	3,737	985	6,748
Total deferred	(49,961)	(5,034)	19,872
	$263,899	$243,919	$338,352
The effective tax rate for 2017 was 26.9% compared to 34.6% for 2016 and 34.9% for 2015.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	2017	2016	2015
Federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net	2.6	2.4	2.3
Domestic production activity	(1.6)	(1.3)	(1.9)
Difference in U.S. statutory tax rate and foreign country effective tax rate	(1.4)	(1.4)	(0.9)
Rate change	(5.3)	—	—
Tax credits	(0.5)	(0.6)	(0.7)
Change in reserve for unrecognized tax benefits	(0.7)	(0.2)	(0.1)
Change in valuation allowance	(1.2)	(0.1)	—
Other	—	0.8	1.2
Total	26.9%	34.6%	34.9%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35.0% to 21.0%, implementing a territorial tax system, imposing one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things.

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the Company accrued $41.5 million in provisional tax benefit related to the net change in deferred tax liabilities stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35.0% to 21.0% for the year ended December 31, 2017. Additionally, the Company is currently estimating a zero tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, the Company has not accrued any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986 for the year ended December 31, 2017. The Company will continue to analyze historical E&P on accumulated post-1986 deferred foreign income and will record any resulting tax adjustment during 2018. All other accounting as required by the Tax Act as of December 31, 2017 is complete

The Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The Company may be subject to the GILTI and BEAT provisions effective beginning January 1, 2018 and is in the process of analyzing their effects, including how to account for the GILTI provision from an accounting policy standpoint.

The final impact on the Company from the Tax Act’s transition tax legislation may differ from the aforementioned one-time transition tax amount due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 1986. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the one-time transition tax.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2017	December 25, 2016
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$213,500	$242,991
Inventories	57,641	93,114
Insurance claims and losses	29,253	42,186
Business combinations	50,695	47,260
Other	18,519	7,938
Total deferred tax liabilities	369,608	433,489
Deferred tax assets:
Net operating losses	3,276	3,396
Foreign net operating losses	26,934	32,825
Credit carry forwards	2,425	2,080
Allowance for doubtful accounts	1,767	4,274
Accrued liabilities	50,389	57,567
Workers compensation	26,119	38,834
Pension and other postretirement benefits	13,379	21,903
Other	51,306	46,414
Total deferred tax assets	175,595	207,293
Valuation allowance	(14,479)	(25,611)
Net deferred tax assets	161,116	181,682
Net deferred tax liabilities	$208,492	$251,807
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
As of December 31, 2017, the Company believes it has sufficient positive evidence to conclude that realization of its federal and state net deferred tax assets is more likely than not to be realized. The decrease in valuation allowance of $11.1 million during 2017 was primarily due to a release of valuation on certain Mexico and U.K. net operating losses. As of December 31, 2017, the Company’s valuation allowance is $14.5 million, of which $13.9 million relates to U.K. and Europe operations, $0.5 million relates to state net operating losses and $0.1 million relates to its Mexico operations.
As of December 31, 2017, the Company had state net operating loss carry forwards of approximately $98.0 million that will begin to expire in 2018. The Company also had Mexico net operating loss carry forwards at December 31, 2017 of approximately $19.3 million that begin to expire in 2018.
As of December 31, 2017, the Company had approximately $2.1 million of state tax credit carry forwards that begin to expire in 2018.
On November 6, 2009, H.R. 3548 was signed into law and included a provision that allowed most business taxpayers an increased carry back period for net operating losses incurred in 2008 or 2009. As a result, during 2009 the Company utilized $547.7 million of its U.S. federal net operating losses under the expanded carry back provisions of H.R. 3548 and filed a claim for refund of $169.7 million. The Company received $122.6 million in refunds from the Internal Revenue Service (“IRS”) from the carry back claims during 2010. The Company anticipates receipt of the remainder of its claim pending resolution of its litigation with the IRS. See “Note 19. Commitments and Contingencies” for additional information.
The Company has not provided any deferred income taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2017 based upon the determination that such earnings will be indefinitely reinvested. It is not practicable to determine the amount of incremental taxes that might arise if these earnings were to be remitted.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For the fifty-three weeks ended December 31, 2017 and fifty-two weeks ended December 25, 2016, there is a tax effect of $4.0 million and $3.2 million, respectively, reflected in other comprehensive income.
Beginning in 2017, as a result of the new FASB guidance on share-based payments, excess tax benefits are now required to be reported in income tax expense rather than in additional paid-in capital. For the fifty-three weeks ended December 31, 2017, there is a tax effect of $1.1 million reflected in income tax expense due to excess tax benefits related to share-based compensation. For the fifty-two weeks ended December 25, 2016, there is no tax effect reflected in additional paid-in capital due to excess tax benefits related to share-based compensation. See “Note 1. Business and Summary of Significant Accounting Policies” for additional information.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31, 2017	December 25, 2016
	(In thousands)
Unrecognized tax benefits, beginning of year	$16,813	$17,110
Increase as a result of tax positions taken during the current year	1,163	1,031
Increase as a result of tax positions taken during prior years	60	16
Decrease as a result of tax positions taken during prior years	(892)	(140)
Decrease for lapse in statute of limitations	(4,123)	(1,204)
Decrease relating to settlements with taxing authorities	(1,155)	—
Unrecognized tax benefits, end of year	$11,866	$16,813
Included in unrecognized tax benefits of $11.9 million at December 31, 2017, was $6.7 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 31, 2017, the Company had recorded a liability of $7.1 million for interest and penalties. During 2017, accrued interest and penalty amounts related to uncertain tax positions decreased by $1.1 million.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and several foreign locations including Mexico and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2011 and is no longer subject to Mexico and U.K. income tax examinations by taxing authorities for years prior to 2011.
The Company has a tax sharing agreement with JBS USA Food Company Holdings effective for tax years beginning 2010. The net tax receivable for tax year 2017 of $5.6 million was accrued in 2017 as a capital contribution and an account receivable from a related party in our Consolidated and Combined Balance Sheet.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

13. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, and defined contribution retirement savings plans. Under all of our retirement plans, the Company’s expenses were $10.8 million, $11.2 million and $11.2 million in 2017, 2016 and 2015, respectively.
The Company used a year-end measurement date of December 31, 2017 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
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
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated and Combined Balance Sheets for these plans were as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$167,159	$165,952	$1,648	$1,672
Interest cost	5,571	5,585	51	51
Actuarial losses (gains)	15,745	10,305	68	46
Benefits paid	(10,228)	(6,098)	—	—
Settlements(a)	—	(8,585)	(164)	(121)
Projected benefit obligation, end of year	$178,247	$167,159	$1,603	$1,648

(a)
A settlement is a transaction that is an irrevocable action, relieves the employer or the plan of primary responsibility for a pension or postretirement obligation and eliminates significant risks related to the obligation and the assets used to affect the settlement. A settlement can be triggered when a plan pays lump sums totaling more than the sum of the plan’s interest cost and service cost. The GK Pension Plan, the Retiree Life Plan, and the Union Pension Plan met this threshold in 2017 and 2016.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$97,526	$96,947	$—	$—
Actual return on plan assets	12,325	4,460	—	—
Contributions by employer	12,947	10,802	164	121
Benefits paid	(10,228)	(6,098)	—	—
Settlements	—	(8,585)	(164)	(121)
Fair value of plan assets, end of year	$112,570	$97,526	$—	$—

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Funded status:	(In thousands)
Unfunded benefit obligation, end of year	$(65,677)	$(69,633)	$(1,603)	$(1,648)

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Amounts recognized in the Consolidated and Combined Balance Sheets at end of year:	(In thousands)
Current liability	$(12,168)	$(13,113)	$(149)	$(147)
Long-term liability	(53,509)	(56,520)	(1,454)	(1,501)
Recognized liability	$(65,677)	$(69,633)	$(1,603)	$(1,648)

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Amounts recognized in accumulated other comprehensive loss at end of year:	(In thousands)
Net actuarial loss (gain)	$54,235	$46,494	$35	$(31)
The accumulated benefit obligation for our defined benefit pension plans was $178.2 million and $167.2 million at December 31, 2017 and December 25, 2016, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at December 31, 2017 and December 25, 2016. As of December 31, 2017, the weighted average duration of our defined benefit obligation is 31.02 years.
Net Periodic Benefit Cost (Income)
Net pension and other postretirement costs included the following components:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
	(In thousands)
Interest cost	$5,571	$5,585	$7,754	$51	$51	$67
Estimated return on plan assets	(5,254)	(5,256)	(6,684)	—	—	—
Settlement loss (gain)	—	2,064	3,843	2	(2)	(4)
Amortization of net loss	932	659	714	—	—	—
Net cost	$1,249	$3,052	$5,627	$53	$49	$63

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Benefit obligation:
Discount rate	3.69%	4.31%	4.47%	3.39%	3.81%	4.47%
Net pension and other postretirement cost:
Discount rate	4.32%	4.47%	4.22%	3.81%	4.47%	4.22%
Expected return on plan assets	5.50%	5.50%	5.50%	NA	NA	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. All pension and other postretirement benefit plans used variations of the RP-2006 mortality table and the MP-2017 mortality improvement scale as of December 31, 2017. All pension and postretirement plans used variations of the RP-2006 mortality table and the MP-2016 mortality improvement scale as of December 25, 2016.
The sensitivity of the projected benefit obligation for pension benefits to changes in the discount rate is set out below. The impact of a change in the discount rate of 0.25% on the projected benefit obligation for other benefits is less than $1,000. This sensitivity analysis is based on changing one assumption while holding all other assumptions constant. In practice, this is unlikely to occur, and changes in some of the assumptions may be correlated. When calculating the sensitivity of the defined benefit obligation to variations in significant actuarial assumptions, the same method (present value of the defined benefit obligation calculated with the projected unit credit method at the end of the reporting period) has been applied as that for calculating the liability recognized in the Consolidated and Combined Balance Sheet.

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(5,087)	$4,828
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	2017	2016
Cash and cash equivalents	5%	—%
Pooled separate accounts(a):
Equity securities	5%	5%
Fixed income securities	4%	5%
Common collective trust funds(a):
Equity securities	56%	60%
Fixed income securities	30%	30%
Total assets	100%	100%

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
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 31, 2017 and December 25, 2016:

	2017				2016(a)
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$6,128	$—	$—	$6,128	$119	$—	$—	$119
Pooled separate accounts:
Large U.S. equity funds(d)	—	3,483	—	3,483	—	3,302	—	3,302
Small/Mid U.S. equity funds(e)	—	420	—	420	—	406	—	406
International equity funds(f)	—	1,665	—	1,665	—	1,231	—	1,231
Fixed income funds(g)	—	4,799	—	4,799	—	4,867	—	4,867
Common collective trusts funds:
Large U.S. equity funds(d)	—	22,695	—	22,695	—	24,547	—	24,547
Small/Mid U.S. equity funds(e)	—	20,592	—	20,592	—	17,344	—	17,344
International equity funds(f)	—	19,923	—	19,923	—	17,006	—	17,006
Fixed income funds(g)	—	32,865	—	32,865	—	28,704	—	28,704
Total assets	$6,128	$106,442	$—	$112,570	$119	$97,407	$—	$97,526

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Benefit Payments
The following table reflects the benefits as of December 31, 2017 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2018	$18,368	$148
2019	11,889	148
2020	11,687	146
2021	11,337	143
2022	11,160	139
2023-2027	50,628	611
Total	$115,069	$1,335
We anticipate contributing $12.2 million and $0.1 million, as required by funding regulations or laws, to our pension and other postretirement plans, respectively, during 2018.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss (Income)
The amounts in accumulated other comprehensive income (loss) that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
	(In thousands)
Net actuarial loss (gain), beginning of year	$46,494	$38,115	$43,907	$(31)	$(79)	$(127)
Amortization	(932)	(659)	(714)	—	—	—
Settlement adjustments	—	(2,064)	(3,843)	(2)	2	4
Actuarial loss (gain)	15,745	10,305	(10,944)	68	46	44
Asset loss (gain)	(7,072)	797	9,709	—	—	—
Net actuarial loss (gain), end of year	$54,235	$46,494	$38,115	$35	$(31)	$(79)
The Company expects to recognize in net pension cost throughout 2018 an actuarial loss of $1.2 million that was recorded in accumulated other comprehensive income at December 31, 2017.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. segment named the Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”) and the To-Ricos Employee Savings, Retirement Plan (the “To-Ricos Plan”). The RS Plan is an IRC Section 401(k) salary deferral plan maintained for certain eligible U.S. employees. Under the RS Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation. The Company matches up to 30.0% of the first 2.00% to 6.00% of salary based on the salary deferral and compensation levels up to $245,000. The To-Ricos Plan is an IRC Section 1165(e) salary deferral plan maintained for certain eligible Puerto Rico employees. Under the To-Ricos Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various company matching provisions. The Company maintains three postretirement plans for eligible Mexico employees, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe for eligible U.K. and Europe employees, as required by U.K. and European law. Salaried employees can contribute up to 3.0% of salary and the Company matches between 4.0% and 5.5%. Weekly employees can contribute up to 1.0% of wages with a 1.0% Company match.
The Company’s expenses related to its defined contribution plans totaled $9.5 million, $8.1 million and $5.5 million in 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ EQUITY
 Accumulated Other Comprehensive Loss
     The following tables provide information regarding the changes in accumulated other comprehensive loss during 2017 and 2016:

	2017(a)
	Losses Related to Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(265,714)	$99	$(64,243)	$—	$(329,858)
Granite Holdings Sàrl common-control transaction	204,577	(1,368)	—	—	203,209
Other comprehensive income (loss) before reclassifications	103,218	60	(7,770)	82	95,590
Amounts reclassified from accumulated other comprehensive loss to net income	—	(639)	579	(21)	(81)
Net current year other comprehensive income (loss)	103,218	(579)	(7,191)	61	95,509
Balance, end of year	$42,081	$(1,848)	$(71,434)	$61	$(31,140)

	2016(a)
	Losses Related to Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(32,482)	$(61)	$(58,997)	$67	$(91,473)
Other comprehensive income (loss) before reclassifications	(233,232)	(151)	(5,657)	277	(238,763)
Amounts reclassified from accumulated other comprehensive loss to net income	—	311	411	(344)	378
Net current year other comprehensive income (loss)	(233,232)	160	(5,246)	(67)	(238,385)
Balance, end of year	$(265,714)	$99	$(64,243)	$—	$(329,858)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(a)			Affected Line Item in the Consolidated and Combined Statements of Operations
	2017	2016
	(In thousands)
Realized gain (loss) on settlement of derivative financial instruments classified as cash flow hedges	$639	$(311)		Cost of sales
Realized gain on sale of securities	34	552		Interest income
Amortization of pension and other postretirement plan actuarial losses:
Union employees pension plan(b)	(24)	(20)	(d)	Cost of goods sold
Legacy Gold Kist plans(c)	(283)	(199)	(d)	Cost of goods sold
Legacy Gold Kist plans(c)	(625)	(440)	(d)	Selling, general and administrative expense
Total before tax	(259)	(418)
Tax benefit	340	40
Total reclassification for the period	$81	(378)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Union Plan, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

(d)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See “Note 13. Pension and Other Postretirement Benefits” to the Consolidated and Combined Financial Statements.

Share Repurchase Program and Treasury Stock
On July 28, 2015, the Company's Board of Directors approved a $150.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million and an extension of the expiration to February 9, 2017. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of December 31, 2017, the Company had repurchased 11.4 million shares under this program with a market value of approximately $231.8 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Restrictions on Dividends
Both the U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends.
The Moy Park Notes restrict, but do not prohibit, Moy Park from declaring dividends or making any distributions related to securities issues by Moy Park.

15. INCENTIVE COMPENSATION
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $44.8 million in costs related to the STIP at December 31, 2017 related to cash bonus awards that could potentially be awarded during 2018. The Company assumed responsibility for the JFC LLC Long-Term Equity Incentive Plan dated January 1, 2014, as amended (the “JFC LTIP”) through its acquisition of GNP on January 6, 2017. The Company has accrued $3.3 million in costs related to the JFC LTIP at December 31, 2017. The Company assumed responsibility for the Moy Park Incentive Plan dated January 1, 2013, as amended (the “MPIP”) through its acquisition of Moy Park on September 8, 2017. The Company has accrued $0.6 million in costs related to the MPIP at December 31, 2017.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At December 31, 2017, we have reserved approximately 4.8 million shares of common stock for future issuance under the LTIP.
The following awards were outstanding during 2017:

Award Type		Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award(a)	Vesting Condition	Vesting Date	Vesting Date Fair Value per Award(a)	Estimated Forfeiture Rate	Awards Forfeited to Date		Settlement Method
RSU		LTIP	449,217	02/19/2014	$16.70	Service	12/31/2016	$18.99	13.49%	86,458		Stock
RSU		LTIP	223,701	03/03/2014	17.18	Performance / Service	12/31/2017	31.06	12.34%	53,363		Stock
RSU	(b)	LTIP	45,961	02/11/2015	25.87	Service	12/31/2017	31.06	12.34%	10,965		Stock
RSU		LTIP	251,136	03/30/2016	25.36	Performance / Service	12/31/2019		—%	251,136	(d)	Stock
RSU	(b)	LTIP	74,535	10/13/2016	20.93	Service	12/31/2016	18.99	13.49%	—		Stock
RSU		LTIP	389,424	01/19/2017	18.38	Performance / Service	(e)		—%	—		Stock
RSU	(c)	LTIP	48,586	02/13/2017	20.52	Service	12/31/2016	18.99	—%	—		Stock
RSU	(c)	LTIP	23,469	02/13/2017	20.52	Service	12/31/2017	31.06	—%	652		Stock

(a)	The fair value of each RSU granted or vested represents the closing price of the Company’s common stock on the respective grant date or vesting date.

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

(d)	Performance conditions associated with these awards were not satisfied. Therefore, 100% of the awards were forfeited.

(e)	The subject RSUs will vest in ratable tranches on December 31, 2018, December 31, 2019, and December 31, 2020.
Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2017	2016	2015
	(In thousands)
Share-based compensation cost:
Cost of goods sold	$256	$770	$596
Selling, general and administrative expenses	2,763	5,332	2,379
Total	$3,019	$6,102	$2,975

Income tax benefit	$1,006	$1,858	$868
The Company’s RSA and RSU activity is included below:

	2017		2016		2015
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
RSAs:
Outstanding at beginning of year	—	$—	—	$—	30	$8.72
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	(30)	8.72
Outstanding at end of year	—	$—	—	$—	—	$—

RSUs:
Outstanding at beginning of year	906	$20.00	774	$18.78	1,120	$11.97
Granted	461	18.72	325	24.35	428	21.00
Vested	(714)	18.09	—	—	(671)	8.81
Forfeited	(264)	25.33	(193)	24.51	(103)	18.90
Outstanding at end of year	389	$18.39	906	$20.00	774	$18.78
The total fair value of awards vested in 2017 and 2015 was $16.3 million and $22.4 million, respectively. No awards vested in 2016.
At December 31, 2017, the total unrecognized compensation cost related to all nonvested awards was $7.2 million. That cost is expected to be recognized over a weighted average period of 2.13 years.
Historically, we have issued new shares to satisfy award conversions.
16. RESTRUCTURING-RELATED ACTIVITIES
During 2017, the Company initiated a restructuring initiative to capitalize on cost-saving opportunities within its GNP operations. Implementation of the initiative is expected to result in total pre-tax charges of approximately $6.8 million, and approximately $5.4 million of these charges are estimated to result in cash outlays. These activities initiated in the first quarter of 2017 and are expected to be substantially completed by the second quarter of 2020.
The following table provides a summary of our estimates of costs associated with this restructuring initiative by major type of cost:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Type of Cost	Total Estimated Amount Expected to be Incurred
(In thousands)
Employee termination benefits	$4,074
Inventory impairments	699
Other(1)	1,983
$6,756

(1)	Comprised of other costs directly related to the restructuring initiative, including prepaid software impairment, St. Cloud, Minnesota office lease costs, and Luverne, Minnesota plant closure costs.
During 2017, the Company recognized the following costs and incurred the following cash outlays related to this restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Employee termination benefits	$3,381	$2,581
Inventory impairments	699	—
Other	752	—
	$4,832	$2,581
These charges are reported in the line item Administrative restructuring charges on the Consolidated and Combined Statements of Income and are recognized in the U.S. segment.
The following table is a rollforward of our liabilities and reserves associated with this restructuring initiative. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Consolidated and Combined Balance Sheets. The ending reserve balance for inventory impairments is reported in the line item Inventories in our Consolidated and Combined Balance Sheets.

	Employee Termination Benefits	Inventory Impairments	Other Charges	Total
	(In thousands)
Restructuring charges	$3,381	$699	$752	$4,832
Payments	(2,581)	—	—	(2,581)
Ending liability or reserve	$800	$699	$752	$2,251
During 2017, the Company also reported impairment costs of $3.5 million and $1.5 million related to its Athens, Alabama and Dublin, Ireland plants, respectively, in the line item Administrative restructuring charges on the Consolidated Statements of Income. The impairment cost related the Athens, Alabama plant was recognized in the U.S. segment, while the impairment cost related to the Dublin, Ireland plant was recognized in the U.K. and Europe segment.

17. PUERTO RICO HURRICANE IMPACT
Hurricane Maria became the strongest storm to make landfall in Puerto Rico in 85 years when it came ashore on September 20, 2017. The hurricane knocked out power to the entire island. Trees were uprooted, homes and other buildings were destroyed, and there was also widespread flooding. The Company suffered significant damage because of the storm. Pilgrim’s lost 2.1 million birds on the island, many of the Company’s contract growers lost their poultry houses, and the Company incurred damage at its processing plant, feed mill and hatchery. PPC does not expect that its operations on the island will be fully functional until the third quarter of 2018.
Estimated damages incurred by the Company through December 31, 2017 included property and casualty losses totaling $5.2 million and a business interruption claim totaling $8.4 million. Pilgrim’s expects to receive insurance proceeds related to

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

these damages in the amount of $5.5 million and has recorded a receivable from its insurance provider for that amount. The amount of insurance recovery related to both the property and casualty losses and the business interruption claim are included in Cost of sales in the Consolidated and Combined Statements of Income and are recognized in the U.S. segment.
18. RELATED PARTY TRANSACTIONS
Pilgrim's has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2017	2016	2015
	(In thousands)
Sales to related parties:
JBS USA Food Company(c)	$15,289	$16,534	$21,743
JBS Five Rivers	31,004	14,126	—
JBS Global (UK) Ltd.	44	122	305
JBS Chile Ltda.	178	615	100
J&F Investimentos Ltd.	104	69	—
JBS S.A.	—	—	—
Seara International Ltd.	104	4	—
JBS Toledo	—	143	—
Rigamonti Salumificio S.P.A.	—	3	—
Total sales to related parties	$46,723	$31,616	$22,148

Cost of goods purchased from related parties:
JBS USA Food Company(c)	$101,685	$139,476	$103,542
Seara Meats B.V.	13,949	21,038	3,381
JBS S.A.	—	—	—
Seara International Ltd.	11,236	2,746	2,784
JBS Toledo	231	123	—
Macedo Agroindustrial Ltda.	—	—	60
Rigamonti Salumificio S.P.A.	—	15	—
Total cost of goods purchased from related parties	$127,101	$163,398	$109,767

Expenditures paid by related parties:
JBS USA Food Company(d)	$40,313	$40,519	$40,611
JBS S.A.	3,777	8,125	—
Seara Alimentos	64	—	—
Total expenditures paid by related parties	$44,154	$48,644	$40,611

Expenditures paid on behalf of related parties:
JBS USA Food Company(d)	$5,376	$10,586	$3,998
JBS Toledo	—	—	—
JBS S.A.	5	86	29
Seara International Ltd.	—	72	29
Seara Meats B.V.	12	—	—
Rigamonti Salumificio S.P.A.	—	3	—
Total expenditures paid on behalf of related parties	$5,393	$10,747	$4,056

Other related party transactions:
Letter of credit fees(a)	$—	$202	$1,268
Capital contribution under tax sharing agreement(b)	5,558	5,038	3,690
Total other related party transactions	$5,558	$5,240	$4,958

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2017	2016
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(c)	$2,826	$3,754
JBS Chile Ltda.	108	159
JBS S.A.	—	46
Seara International Ltd.	15	51
Seara Meats B.V.	2	—
Total accounts receivable from related parties	$2,951	$4,010

Accounts payable to related parties:
JBS USA Food Company(c)	$440	$1,421
Seara Meats B.V.	2,410	3,026
JBS Toledo	39	21
Total accounts payable to related parties	$2,889	$4,468

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

(b)
The Company entered into a tax sharing agreement during 2014 with JBS USA Holdings effective for tax years starting 2010. The net tax receivable for tax year 2017 was accrued in 2017 and will be paid in 2018. The net tax receivable for tax year 2016 was accrued in 2016 and paid in January 2017. The net tax receivable for tax year 2015 was accrued in 2015 and paid in January 2016. The net tax receivable for tax years 2010 through 2014 was accrued in 2014 and paid in January 2015.

(c)
We routinely execute transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of December 31, 2017 and December 25, 2016, the outstanding payable to JBS USA was $0.4 million and $1.4 million, respectively. As of December 31, 2017 and December 25, 2016, the outstanding receivable from JBS USA was $2.8 million and $3.8 million, respectively. As of December 31, 2017, approximately $1.7 million of goods from JBS USA were in transit and not reflected on our Consolidated and Combined Balance Sheet.

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

19. COMMITMENTS AND CONTINGENCIES
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
Purchase Obligations
The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, and electricity. At December 31, 2017, the Company was party to outstanding purchase contracts totaling $346.7 million and less than $0.1 million payable in 2018 and 2019, respectively. There were no outstanding purchase contracts in 2019.
Operating Leases
The Consolidated and Combined Statements of Income include rental expense for operating leases of approximately $59.0 million, $56.9 million and $32.1 million in 2017, 2016 and 2015, respectively. The Company’s future minimum lease commitments under noncancelable operating leases are as follows (in thousands):

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2018	$54,961
2019	47,007
2020	37,043
2021	31,219
2022	26,332
Thereafter	38,206
Total	$234,768
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
Tax Claims and Proceedings
In 2009, the IRS asserted claims against Pilgrim’s Pride in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division, or the Bankruptcy Court, totaling $74.7 million. Following a series of objections and motions of opposition filed by both parties with the Bankruptcy Court, the Company worked with the IRS through the normal processes and procedures that are available to resolve the IRS’ claims. On December 12, 2012, the Company entered into two Stipulation of Settled Issues agreements with the IRS, or the Stipulations. The first Stipulation related to the Company’s 2003, 2005, and 2007 tax years and resolved all of the material issues in the case. The second Stipulation related to the Company as the successor in interest to Gold Kist Inc., or Gold Kist, for the tax years ended June 30, 2005 and September 30, 2005, and resolved all substantive issues in the case. These Stipulations accounted for approximately $29.3 million of the claims and should result in no additional tax due. the Company is currently working with the IRS to finalize the complete tax calculations associated with the Stipulations.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A Mexico subsidiary of the Company is currently appealing an unfavorable tax adjustment proposed by Mexican Tax Authorities due to an examination of a specific transaction undertaken by the Mexico subsidiary during tax years 2009 and 2010.  At the time of the transaction the Company obtained a “should” level opinion from outside legal counsel representing no additional tax due as a result of the transaction.  However, in February 2018, the Company received a new assessment from external legal counsel indicating an unfavorable outcome to the Company as reasonably possible.  Amounts under appeal are $24.3 million and $16.1 million for tax years 2009 and 2010, respectively.  No loss has been recorded for these amounts at this time.
Other Claims and Proceedings
    Between September 2, 2016 and October 13, 2016, a series of purported class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois against the Company and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. The defendants, including the Company, filed motions to dismiss these actions. On November 20, 2017, the court denied all pending motions to dismiss with the exception of certain state-law claims by indirect purchasers that were dismissed or narrowed in scope. Discovery is proceeding and is currently scheduled to be complete by June 13, 2019. In December 2017 and January 2018 four individual complaints (Affiliated Foods, Inc. v. Claxton Poultry Farms, Inc., Case No. 1:17-cv-08850; Winn Dixie Stores, Inc. v. Koch Foods, Inc., Case No. 1:18-cv-00245; Sysco Corp. v. Tyson Foods Inc., et al; Case No. 1:18-cv-00700; and U.S. Foods Inc. v. Tyson Foods Inc., et al; Case No. 1:18-cv-00702) were filed, mirroring the class action complaints. The class complaints were answered in January 2018. A schedule for answers to the individual complaints will be set and the court has indicated it intends to coordinate scheduling for the individual complaints with the class complaints to the greatest extent possible.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of the Company’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against the Company and its named executive officers. The complaint alleges, among other things, that the Company’s SEC filings contained statements that were rendered materially false and misleading by the Company’s failure to disclose that (i) the Company colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) the Company’s revenues during the class period were the result of illegal conduct and (iv) that the Company lacked effective internal control over financial reporting, as well as stating that the Company’s industry was anticompetitive. On April 4, 2017, the court appointed another stockholder, George James Fuller, as lead plaintiff. On April 26, 2017, the court set a briefing schedule for the filing of an amended complaint and the defendants’ motion to dismiss. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2016. Defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. Defendants filed their reply on August 1, 2017. As of the date of this offering memorandum, the Colorado Court’s decision on the motion is pending.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against the Company and four other producers in the Eastern District of Oklahoma alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS. The defendants, including the Company, jointly moved to dismiss the consolidated amended complaint on September 9, 2017. During oral argument on January 19, 2018, the court considered and granted other defendants’ motions challenging jurisdiction and, as a result, granted the plaintiffs time to determine whether they will proceed forward with the case or dismiss the lawsuit. The plaintiffs have until Friday, February 2, 2018 to inform the district court of their plan course of action, and oral argument on remaining motions will be scheduled as necessary. In addition, on August 29, 2017, the Company filed a Motion to Enforce Confirmation Order Against Growers in the U.S. Bankruptcy Court in the Eastern district of Texas, seeking an order enjoining the In re Broiler Chicken Grower Litigation plaintiffs from pursuing the class action against the Company. A hearing on this motion was held in October 2017 and a second is scheduled for February 13, 2018. As of the date of this offering memorandum, a court decision on this motion is pending.
On March 9, 2017, a stockholder derivative action styled as DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of the Company’s directors and its Chief Financial Officer, Fabio Sandri, in the District Court for the County of Weld in Colorado. The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. On April 17, 2017, a related stockholder derivative action styled Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of the Company’s directors

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

and its Chief Financial Officer in the District Court for the County of Weld in Colorado. The Brima complaint contains largely the same allegations as the DiSalvio complaint. On May 4, 2017, the plaintiffs in both the DiSalvio and Brima actions moved to (i) consolidate the two stockholder derivative cases, (ii) stay the consolidated action until the resolution of the motion to dismiss in the Hogan putative securities class action, and (iii) appoint co-lead counsel. The court granted the motion on May 8, 2017, staying the proceedings pending resolution of the motion to dismiss in the Hogan action.
On January 10, 2018 a shareholder derivative action was filed in the U.S. District Court for the District of Colorado against the the Company, as nominal defendant, as well as the Company’s directors, its Chief Financial Officer, and majority shareholder JBS S.A. in Raul v. Nogueira de Souza, et al., Civil Action No. 18-cv-00069. The complaint alleges, among other things, that (i) defendants permitted the Company to omit material information from its proxy statements filed in 2014 through 2017 related to the conduct of former directors Wesley Mendonça Batista and Joesley Mendonça Batista and (ii) the individual defendants and JBS breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Litigation and issuing false and misleading statements as alleged in the Hogan class action litigation. The defendants are currently in discussions with counsel for the Raul plaintiffs regarding the possibility of consolidating the Raul action with the consolidated state court derivative action, which is currently stayed, or in the alternative, determining a motion to dismiss briefing schedule.
On January 25, 2018 a stockholder derivative action styled as Sciabacucchi v. JBS S.A.et al., was brought against all of the Company’s directors, JBS S.A., JBS USA Holding and several members of the Batista family, in the Court of Chancery of the State of Delaware. The complaint alleges, among other things, that the named defendants breached their fiduciary duties in connection with the Moy Park Acquisition.
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
J&F Investigation
On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and the companies controlled by J&F, the “J&F Group”) (including two former directors of the Company), a company organized in Brazil and an indirect controlling stockholder of the Company, entered into plea bargain agreements (the "Plea Bargain Agreements") with the Brazilian Federal Prosecutor's Office (Ministério Público Federal) ("MPF") in connection with certain illicit conduct involving improper payments made to Brazilian politicians, government officials and other individuals in Brazil committed by or on behalf of J&F and certain J&F Group companies. The details of such illicit conduct are set forth in separate annexes to the Plea Bargain Agreements, and include admissions of improper payments to politicians and political parties in Brazil over the last 10 years in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.
Pursuant to the terms of the Plea Bargain Agreements, the MPF agreed to grant immunity to the officers in exchange for such officers agreeing, among other considerations, to: (1) pay fines totaling R$225.0 million; (2) cooperate with the MPF, including providing supporting evidence of the illicit conduct identified in the annexes to the Plea Bargain Agreements; and (3) present any previously undisclosed illicit conduct within 120 days following the execution of the Plea Bargain Agreements as long as the description of such conduct had not been omitted in bad faith. In addition, the Plea Bargain Agreements provide that the MPF may terminate any Plea Bargain Agreement and request that the Supreme Court of Brazil (Supremo Tribunal Federal) ("STF") ratify such termination if any illicit conduct is identified that was not included in the annexes to the Plea Bargain Agreements.
On June 5, 2017, J&F, in its role as the controlling shareholder of the J&F Group, entered into a leniency agreement (the "Leniency Agreement") with the MPF, whereby J&F assumed responsibility for the conduct that was described in the annexes to the Plea Bargain Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of R$10.3 billion, adjusted for inflation, over a 25- year period. In exchange, the MPF agreed not to initiate or propose any criminal, civil or administrative actions against J&F, the companies of the J&F Group or those officers of J&F with respect to such conduct. Pursuant to the terms of the Leniency Agreement, if the Plea Bargain Agreement is annulled by the STF, then the Leniency Agreement may also be terminated by the Fifth Chamber of Coordination and Reviews of the MPF or, solely with respect to the criminal related provisions of the Leniency Agreement, by the 10th Federal Court of the Federal District in Brasilia, the authorities responsible for the ratification of the Leniency Agreement.
On August 24, 2017, the Fifth Chamber ratified the Leniency Agreement. On September 8, 2017, the 10th Federal Court ratified the Leniency Agreement. In compliance with the terms of the Leniency Agreement, J&F is conducting an internal investigation involving improper payments made in Brazil by or on behalf of J&F, certain companies of the J&F Group and certain officers of J&F (including two former directors of the Company). J&F has engaged outside advisors to assist in conducting the investigation, including an assessment as to whether any of the misconduct disclosed to Brazilian authorities had any connection

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

to the Company, or resulted in a violation of U.S. law. The internal investigation is ongoing and the Company is fully cooperating with J&F in connection with the investigation. We cannot predict when the investigation will be completed or the results of the investigation, including the outcome or impact of any government investigations or any resulting litigation.
On September 8, 2017, at the request of the MPF, the STF issued an order temporarily revoking the immunity from prosecution previously granted to Joesley Mendonça Batista and another executive of J&F in connection with the Plea Bargain Agreements. The MPF requested the revocation of their immunity following public disclosure of certain voice recordings involving them in which they discussed certain alleged illicit activities the MPF claims were not covered by the annexes to their respective Plea Bargain Agreements. On September 10, 2017, Joesley Mendonça Batista voluntarily turned himself into police in Brazil. On September 11, 2017, the 10th Federal Court suspended its ratification of the criminal provisions of the Leniency Agreement as a result of the STF's temporary revocation of Joesley Mendonça Batista immunity under his Plea Bargain Agreement. On October 11, 2017, Judge Vallisney de Souza of the 10th Federal Court revalidated the criminal provisions of the Leniency Agreement.
We cannot predict whether the Plea Bargain Agreements will be upheld or terminated by the STF, and, if terminated, whether the Leniency Agreement will be also terminated by either the Fifth Chamber and/or the 10th Federal Court, and to what extent. If the Leniency Agreement is terminated, in whole or in part, as a result of any Plea Bargain Agreement being terminated, this may materially adversely affect the public perception or reputation of the J&F Group, including the Company, and could have a material adverse effect on the J&F Group's business, financial condition, results of operations and prospects. Furthermore, the termination of the Leniency Agreement may cause the termination of certain stabilization agreements entered into by JBS S.A. and certain of its subsidiaries, which would permit the lenders of the debt that is the subject to the terms of the stabilization agreements to accelerate their debt, which could have a material adverse effect on JBS S.A. and its subsidiaries (including the Company).
20. MARKET RISKS AND CONCENTRATIONS
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. With the exception of one customer that accounts for approximately 4.9% of trade accounts and other receivables at December 31, 2017, and approximately 5.9% of net sales for 2017, the Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.
As of December 31, 2017, we employed approximately 30,900 persons in the U.S., approximately 10,200 persons in Mexico and approximately 10,200 persons in the U.K. and Europe. Approximately 37.8% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2018 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
At December 31, 2017, the aggregate carrying amount of net assets belonging to our Mexico and European operations was $711.2 million and $1,367.7 million, respectively. At December 25, 2016, the aggregate carrying amount of net assets belonging to our Mexico and European operations was $673.0 million and $1,232.8 million, respectively.
21. BUSINESS SEGMENT AND GEOGRAPHIC REPORTING
We operate in three reportable business segments, U.S., U.K. and Europe, and Mexico. We measure segment profit as operating income. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S.
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
Net sales to customers by customer location and long-lived assets are as follows:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2017	December 25, 2016	December 28, 2015
	(In thousands)
Net sales
United States	$7,443,222	$6,671,403	$7,143,354
U.K. and Europe	1,996,319	1,947,441	572,568
Mexico	1,328,322	1,259,720	1,036,750
Total	$10,767,863	$9,878,564	$8,752,672

	December 31, 2017	December 25, 2016	December 28, 2015
	(In thousands)
Operating income
United States	$841,492	$572,558	$949,610
U.K. and Europe	77,105	78,572	16,241
Mexico	153,631	140,857	95,186
Elimination	94	95	95
Total operating income	$1,072,322	$792,082	$1,061,132
Interest expense, net of capitalized interest	107,183	75,636	46,549
Interest income	(7,730)	(2,301)	(3,828)
Foreign currency transaction gain	(2,659)	4,055	26,148
Miscellaneous, net	(6,538)	(9,344)	(9,061)
Income before income taxes	$982,066	$724,036	$1,001,324

	December 31, 2017	December 25, 2016	December 28, 2015
	(In thousands)
Net sales to customers by customer location:
United States	$7,452,758	$6,460,787	$6,722,455
Mexico	1,019,170	1,180,947	1,116,455
Asia	136,144	101,209	120,724
Canada, Caribbean and Central America	114,543	152,516	176,396
Africa	29,905	17,117	16,493
Europe	2,000,843	1,952,192	584,651
South America	13,279	11,955	12,114
Pacific	1,221	1,841	3,384
Total	$10,767,863	$9,878,564	$8,752,672

	December 31, 2017	December 25, 2016
	(In thousands)
Long-lived assets(a):
United States	$1,437,220	$1,220,263
U.K. and Europe	368,521	328,045
Mexico	289,406	285,677
Total	$2,095,147	$1,833,985

(a)
For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table sets forth, for the periods beginning with 2015, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	2017	2016	2015
	(In thousands)
U.S. chicken:
Fresh chicken	$5,700,503	$4,627,137	$4,701,943
Prepared chicken	950,378	1,269,010	1,672,693
Export and other chicken	213,595	313,827	358,877
Total U.S. chicken	6,864,476	6,209,974	6,733,513
U.K. and Europe chicken:
Fresh chicken	846,575	811,127	240,815
Prepared chicken	792,284	794,880	241,589
Export and other chicken	318,699	283,276	67,903
Total U.K. and Europe chicken	1,957,558	1,889,283	550,307
Mexico chicken	1,303,656	1,245,644	1,016,200
Total chicken	10,125,690	9,344,901	8,300,020
Other products:
U.S.	578,746	461,429	409,841
U.K. and Europe	38,761	58,158	22,261
Mexico	24,666	14,076	20,550
Total other products	642,173	533,663	452,652
Total net sales	$10,767,863	$9,878,564	$8,752,672

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

22. QUARTERLY RESULTS (UNAUDITED)

2017	First (a)	Second(b)	Third(c)	Fourth(d)	Year
	(In thousands, except per share data)
Net sales	$2,479,340	$2,752,286	$2,793,885	$2,742,352	$10,767,863
Gross profit	256,388	474,838	478,584	261,804	1,471,614
Net income attributable to PPC common stockholders	93,921	233,641	232,680	134,337	694,579
Net income per share amounts - basic	0.38	0.94	0.94	0.54	2.79
Net income per share amounts - diluted	0.38	0.94	0.93	0.54	2.79
Number of days in period	91	91	91	98	371

2016	First	Second	Third	Fourth(e)	Year
	(In thousands, except per share data)
Net sales	$2,460,410	$2,551,990	$2,495,281	$2,370,883	$9,878,564
Gross profit (loss)	284,257	337,796	253,060	228,870	1,103,983
Net income attributable to PPC common stockholders	118,371	152,886	98,657	70,618	440,532
Net income per share amounts - basic	0.46	0.60	0.39	0.29	1.74
Net income per share amounts - diluted	0.46	0.60	0.39	0.28	1.73
Number of days in period	91	91	91	91	364

2015	First	Second(f)	Third(g)	Fourth(g)	Year
	(In thousands, except per share data)
Net sales	$2,052,919	$2,053,876	$2,112,529	$2,533,348	$8,752,672
Gross profit	377,120	432,020	284,544	205,040	1,298,724
Net income attributable to PPC common stockholders	204,215	241,489	137,062	63,148	645,914
Net income per share amounts - basic	0.79	0.93	0.53	0.25	2.50
Net income per share amounts - diluted	0.79	0.93	0.53	0.25	2.50
Number of days in period	91	91	91	91	364

(a)	In the first quarter of 2017, the company had transaction costs of approximately $0.6 million for the acquisition of GNP.

(b)	In the second quarter of 2017, the company recognized impairment charges of approximately $3.5 million related to our Athens, Alabama plant held for sale.

(c)	In the third quarter of 2017, the company had transaction costs of approximately $15 million for the acquisition of Moy Park.

(d)	In the fourth quarter of 2017, the company had transaction costs of approximately $4.5 million for the acquisition of Moy Park.

(e)	In the fourth quarter of 2016, the company recognized impairment charges of $0.8 million and $0.3 million related to our Dallas, Texas and Bossier City, Louisiana plants held for sale.

(f)	In the second quarter of 2015, the Company recognized impairment charges of $4.8 million related to our Dallas, Texas and Bossier City, Louisiana plants held for sale.

(g)
On June 29, 2015, the Company acquired, indirectly through certain of its Mexican subsidiaries, 100% of the equity of Tyson Mexico from Tyson Foods, Inc. and certain of its subsidiaries. The results of operations of the acquired business since June 29, 2015 are included in the Company’s Consolidated and Combined Statements of Operations. Net sales generated by the acquired business during the third and fourth quarters of 2015 were $128.9 million and $121.7 million, respectively. The acquired business incurred net losses of $2.9 million and $10.8 million during the third and fourth quarters of 2015, respectively.

SCHEDULE II
PILGRIM’S PRIDE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged to Operating Results	Charged to Other Accounts		Deductions		Ending Balance
	(In thousands)
Trade Accounts and Other Receivables—
Allowance for Doubtful Accounts:
2017	$6,661	$2,683	$339		$1,538	(a)	$8,145
2016	9,381	1,172	(452)		3,440	(a)	6,661
2015	2,525	1,201	6,087	(d)	432	(a)	9,381
Trade Accounts and Other Receivables—
Allowance for Sales Adjustments:
2017	$4,874	$185,198	$—		$180,595	(b)	$9,477
2016	5,662	199,423	—		200,211	(b)	4,874
2015	7,425	150,113	—		151,876	(b)	5,662
Deferred Tax Assets—
Valuation Allowance:
2017	$25,611	$—	$—		$(11,132)	(c)	$14,479
2016	27,300	—	—		(1,689)	(c)	25,611
2015	9,150	—	19,379	(e)	(1,229)	(c)	27,300
(a) Uncollectible accounts written off, net of recoveries.
(b) Deductions either written off, rebilled or reclassified as liabilities for market development fund rebates.
(c) Reductions in the valuation allowance.
(d) Allowance for doubtful accounts assumed with the acquisition of Moy Park.
(e) Valuation allowance assumed with the acquisition of Moy Park.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2017, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, PPC's management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2017 based on the 2013 Framework. Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 31, 2017. KPMG LLP, an independent registered public accounting firm, has issued an unqualified report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. That report is included in this Item 9A of this annual report.
The Company’s evaluation of internal control over financial reporting did not include the internal control of Moy Park which the Company acquired in the third quarter of 2017. The amount of total assets and revenue of Moy Park included in our Consolidated and Combined Financial statements as of and for the fifty-three weeks ended December 31, 2017 was $2.2 billion and $2.0 billion, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Pilgrims Pride Corporation:
Opinion on Internal Control over Financial Reporting
We have audited Pilgrim’s Pride Corporation’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined balance sheets of the Company as of December 31, 2017 and December 25, 2016, and the related combined and consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the fifty-three weeks ended December 31, 2017, the fifty-two weeks ended December 25, 2016, and the fifty-two weeks ended December 27, 2015, and related notes and financial statement schedule II, and our report dated February 15, 2018 expressed an unqualified opinion on those consolidated and combined financial statements.
The Company acquired Granite Holdings Sàrl (Moy Park) during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Moy Park’s internal control over financial reporting associated with total assets of $2.2 billion and total revenues of $2.0 billion included in the consolidated and combined financial statements of the Company as of and for the fifty-three weeks ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Moy Park.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Denver, Colorado
February 15, 2018

PART III
Item 10. Directors and Executive Officers and Corporate Governance
Certain information regarding our executive officers has been presented under “Executive Officers” included in “Item 1. Business,” above.
Reference is made to the sections entitled “Security Ownership,” “Election of JBS Directors,” “Election of Equity Directors and the Founder Director,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board of Directors” and “Related Party Transactions” of the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
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
Item 11. Executive Compensation
Reference is made to the sections entitled “Security Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “2017 Director Compensation Table,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” of the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 31, 2017. For additional information concerning terms of the LTIP, see “Note 15. Incentive Compensation” of our Consolidated and Combined Financial Statements included in this annual report.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by securities holders	—	—	4,825,825
Equity compensation plans not approved by securities holders	—	—	—
Total	—	—	4,825,825
Reference is made to the section entitled “Security Ownership,” of the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders, which section is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the sections entitled “Corporate Governance” and “Related Party Transactions” of the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders.

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

2.5
Share Purchase Agreement, dated as of September 8, 2017, among JBS S.A., Granite Holdings S.à r.l., Onix Investments UK Limited and the Company (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 11, 2017).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on November 8, 2017).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

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

4.9
Indenture dated as of September 29, 2017 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc., Gold’n Plump Poultry, LLC, Gold’n Plump Farms, LLC, JFC LLC and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on October 3, 2017).

4.10	Form of Senior 5.750% Note due 2025 (included in Exhibit 4.9).

4.11	Form of Senior 5.875% Note due 2027 (included in Exhibit 4.9).

10.1	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) dated December 27, 2004). †

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

10.18
Third Amendment to the Second Amended and Restated Credit Agreement dated March 23, 2017 among the Company, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on May 4, 2017).

10.19
Third Amended and Restated Credit Agreement dated May 8, 2017 among the Company, the other loan parties thereto, and the lenders party thereto, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on May 11, 2017).

10.20
First Amendment to Third Amended and Restated Credit Agreement dated September 6, 2017 among the Company, the other loan parties thereto, and the lenders party thereto, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 11, 2017).

10.21
Seller Note, dated as of September 8, 2017 among the Company, JBS S.A. and Onix Investments UK Limited (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 11, 2017).

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2017, December 25, 2016, December 27, 2015, December 28, 2014, and December 29, 2013.

21	Subsidiaries of Registrant.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2018.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gilberto Tomazoni	Chairman of the Board	February 14, 2018
Gilberto Tomazoni

/s/ William W. Lovette	President and Chief Executive Officer	February 14, 2018
William W. Lovette	(Principal Executive Officer)

Chief Financial Officer
/s/ Fabio Sandri	(Principal Financial Officer and	February 14, 2018
Fabio Sandri	Principal Accounting Officer)

/s/ David E. Bell	Director	February 14, 2018
David E. Bell

/s/ Michael L. Cooper	Director	February 14, 2018
Michael L. Cooper

/s/ Wallim Cruz de Vasconcellos Junior	Director	February 14, 2018
Wallim Cruz de Vasconcellos Junior

	Director	February 14, 2018
Charles Macaluso

/s/ Denilson Molina	Director	February 14, 2018
Denilson Molina

/s/ Andre Nogueira de Souza	Director	February 14, 2018
Andre Nogueira de Souza