Form 10-Q
period 2018-04-01
PILGRIMS PRIDE CORP
filed 2018-05-11
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of May 10, 2018, was 248,980,659.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$580,811	$581,510
Restricted cash	10,657	8,021
Trade accounts and other receivables, less allowance for doubtful accounts	629,829	565,478
Accounts receivable from related parties	1,471	2,951
Inventories	1,242,352	1,255,070
Income taxes receivable	160	—
Prepaid expenses and other current assets	124,358	102,550
Assets held for sale	2,923	708
Total current assets	2,592,561	2,516,288
Deferred tax assets	3,275	—
Other long-lived assets	18,629	18,165
Identified intangible assets, net	628,414	617,163
Goodwill	1,033,126	1,001,889
Property, plant and equipment, net	2,121,630	2,095,147
Total assets	$6,397,635	$6,248,652

Accounts payable	$782,757	$733,027
Accounts payable to related parties	5,475	2,889
Revenue contract liability	29,304	36,607
Accrued expenses and other current liabilities	351,558	410,152
Income taxes payable	122,613	222,073
Current maturities of long-term debt	149,389	47,775
Total current liabilities	1,441,096	1,452,523
Long-term debt, less current maturities	2,625,698	2,635,617
Deferred tax liabilities	212,316	208,492
Other long-term liabilities	84,758	96,359
Total liabilities	4,363,868	4,392,991
Common stock	2,604	2,602
Treasury stock	(231,758)	(231,758)
Additional paid-in capital	1,933,780	1,932,509
Retained earnings	293,361	173,943
Accumulated other comprehensive income (loss)	26,469	(31,140)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,024,456	1,846,156
Noncontrolling interest	9,311	9,505
Total stockholders’ equity	2,033,767	1,855,661
Total liabilities and stockholders’ equity	$6,397,635	$6,248,652
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(In thousands, except per share data)
Net sales	$2,746,678	$2,479,340
Cost of sales	2,459,013	2,222,805
Gross profit	287,665	256,535
Selling, general and administrative expense	85,283	89,811
Administrative restructuring charges	789	—
Operating income	201,593	166,724
Interest expense, net of capitalized interest	50,300	19,112
Interest income	(1,590)	(368)
Foreign currency transaction loss (gain)	(1,721)	691
Miscellaneous, net	(1,617)	(2,843)
Income before income taxes	156,221	150,132
Income tax expense	36,997	49,394
Net income	119,224	100,738
Less: Net income from Granite Holdings Sàrl prior to acquisition by Pilgrim's Pride Corporation	—	6,275
Less: Net income (loss) attributable to noncontrolling interests	(194)	542
Net income attributable to Pilgrim’s Pride Corporation	$119,418	$93,921

Weighted average shares of Pilgrim's Pride Corporation common stock outstanding:
Basic	248,838	248,692
Effect of dilutive common stock equivalents	151	234
Diluted	248,989	248,926

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.48	$0.38
Diluted	$0.48	$0.38
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(In thousands)
Net income	$119,224	$100,738
Other comprehensive loss:
Foreign currency translation adjustment
Gains arising during the period	52,565	13,827
Income tax effect	(37)	—
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(15)	78
Reclassification to net earnings for losses realized	250	49
Available-for-sale securities
Gains arising during the period	374	—
Income tax effect	(91)	—
Reclassification to net earnings for gains realized	(172)	—
Income tax effect	42	—
Defined benefit plans
Gains arising during the period	5,899	1,891
Income tax effect	(1,434)	(714)
Reclassification to net earnings of losses realized	301	233
Income tax effect	(73)	(88)
Total other comprehensive income, net of tax	57,609	15,276
Comprehensive income	176,833	116,014
Less: Comprehensive income for Granite Holdings Sàrl prior to acquisition by Pilgrim's Pride Corporation	—	20,228
Less: Comprehensive income (loss) attributable to noncontrolling interests	(194)	542
Comprehensive income attributable to Pilgrim's Pride Corporation	$177,027	$95,244
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Pilgrim's Pride Corporation balance at December 31, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,932,509	$173,943	$(31,140)	$9,505	$1,855,661
Net income (loss)	—	—	—	—	—	119,418	—	(194)	119,224
Other comprehensive income, net of tax	—	—	—	—	—	—	57,609	—	57,609
Share-based compensation plans:
Common stock issued under compensation plans	228	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	1,273	—	—	—	1,273
Balance at April 1, 2018	260,396	$2,604	(11,416)	$(231,758)	$1,933,780	$293,361	$26,469	$9,311	$2,033,767

Pilgrim's Pride Corporation balance at December 25, 2016	259,682	$2,597	(10,636)	$(217,117)	$1,686,742	$(520,635)	$(64,243)	$9,403	$896,747
Granite Holdings Sàrl balance at December 25, 2016	13,000	304,691	—	—	1,413,590	(262,150)	(265,615)	(1,131)	1,189,385
Combined balance at December 25, 2016	272,682	307,288	(10,636)	(217,117)	3,100,332	(782,785)	(329,858)	8,272	2,086,132
Net income	—	—	—	—	—	100,196	—	542	100,738
Other comprehensive income, net of tax	—	—	—	—	—	—	15,276	—	15,276
Share-based compensation plans:
Common stock issued under compensation plans	486	5	—	—	(5)	—	—	—	—
Requisite service period recognition	—	—	—	—	1,460	—	—	—	1,460
Common stock purchased under share repurchase program	—	—	(780)	(14,641)	—	—	—	—	(14,641)
Balance at March 26, 2017	273,168	$307,293	(11,416)	$(231,758)	$3,101,787	$(682,589)	$(314,582)	$8,814	$2,188,965
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(In thousands)
Cash flows from operating activities:
Net income	$119,224	$100,738
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	69,201	62,672
Noncash loss on early extinguishment of debt	3,918	—
Foreign currency transaction loss related to borrowing arrangements	5,745	2,158
Amortization of premium related to Senior Notes	(167)	—
Accretion of discount related to Senior Notes	76	—
Asset impairment	470	—
Loss on property disposals	80	118
Gain on equity-method investments	(16)	(13)
Share-based compensation	1,273	1,460
Deferred income tax expense (benefit)	(4,735)	12,780
Changes in operating assets and liabilities:
Trade accounts and other receivables	(61,945)	(50,492)
Inventories	19,541	(62,530)
Prepaid expenses and other current assets	(20,777)	(17,754)
Accounts payable, accrued expenses and other current liabilities	(29,171)	(5,412)
Income taxes	(98,784)	25,216
Long-term pension and other postretirement obligations	(2,759)	(1,633)
Other operating assets and liabilities	(534)	(1,013)
Cash provided by operating activities	640	66,295
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(76,681)	(121,639)
Purchase of acquired businesses, net of cash acquired	—	(359,698)
Proceeds from property disposals	1,021	181
Cash used in investing activities	(75,660)	(481,156)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	502,341	662,795
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(433,550)	(334,453)
Proceeds from equity contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	5,558	5,038
Payment of capitalized loan costs	(4,061)	—
Purchase of common stock under share repurchase program	—	(14,641)
Cash provided by financing activities	70,288	318,739
Effect of exchange rate changes on cash and cash equivalents	6,669	2,182
Increase (decrease) in cash, cash equivalents and restricted cash	1,937	(93,940)
Cash, cash equivalents and restricted cash, beginning of period	589,531	297,524
Cash, cash equivalents and restricted cash, end of period	$591,468	$203,584
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken products to approximately 100 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of April 1, 2018, Pilgrim’s had approximately 51,400 employees and the capacity to process approximately 45.2 million birds per work week for a total of more than 13.1 billion pounds of live chicken annually. Approximately 5,200 contract growers supply poultry for the Company’s operations. As of April 1, 2018, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.5% of the Company’s outstanding common stock.
Condensed Consolidated and Combined Financial Statements
The accompanying unaudited condensed consolidated and combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 1, 2018 are not necessarily indicative of the results that may be expected for the year ending December 30, 2018. For further information, refer to the consolidated and combined financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.
Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2018) in the notes to these Condensed Consolidated and Combined Financial Statements applies to our fiscal year and not the calendar year.
On September 8, 2017, a subsidiary of the Company acquired 100% of the issued and outstanding shares of Granite Holdings Sàrl and its subsidiaries (together, “Moy Park”) from JBS S.A. in a common-control transaction. Moy Park was acquired by JBS S.A. from an unrelated third party on September 30, 2015. The Condensed Consolidated and Combined Financial Statements presented for the thirteen weeks ended March 26, 2017 include the accounts of the Company and its majority-owned subsidiaries combined with the accounts of Moy Park. The Condensed Consolidated and Combined Financial Statements presented for the thirteen weeks ended April 1, 2018 and the Condensed Consolidated Balance Sheet presented as of December 31, 2017 include the accounts of the Company and its majority-owned subsidiaries, including Moy Park. We eliminate all significant affiliate accounts and transactions upon consolidation.
The Condensed Consolidated and Combined Financial Statements have been prepared in conformity with U.S. GAAP using management’s best estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. Significant estimates made by the Company include the allowance for doubtful accounts, allowances for product claims and sales deductions, reserves related to inventory obsolescence or valuation, useful lives of long-lived assets, goodwill, valuation of deferred tax assets, insurance accruals, valuation of pension and other postretirement benefits obligations, income tax accruals, certain derivative positions and valuations of acquired businesses.

The functional currency of the Company's U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K. and Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company's operations in France and the Netherlands is the euro. For foreign currency-denominated entities other than the Company's Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. For the Company's Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records are reflected in Foreign currency transaction losses (gains) in the Condensed Consolidated and Combined Statements of Income.

The Company reported an adjustment resulting from the translation of a British pound-denominated note payable owed to JBS S.A. as a component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet as of April 1, 2018. The Company designated this note payable as a hedge of its net investment in Moy Park.
The Company or its subsidiaries may use derivatives for the purpose of mitigating exposure to changes in foreign currency exchange rates. Foreign currency transaction gains or losses are reported in the Condensed Consolidated and Combined Statements of Income.
We made the following reclassification to the Condensed Consolidated Balance Sheet presented as of December 31, 2017 in order to conform to the Condensed Consolidated Balance Sheet presented as of April 1, 2018:

	December 31, 2017
	As Presented in 2017 Annual Report on Form 10-K	Adjustment Resulting from Adoption of FASB Guidance	As Presented in the Condensed Consolidated Balance Sheet
	(In thousands)
Accounts payable	$762,444	$(29,417)	$733,027
Accrued expense and other current liabilities	417,342	(7,190)	410,152
Revenue contract liability	—	36,607	36,607
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated and Combined Statements of Cash Flows:

	April 1, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$580,811	$581,510
Restricted cash	10,657	8,021
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated and Combined Statements of Cash Flows	$591,468	$589,531
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

We adopted this standard as of January 1, 2018, the beginning of our 2018 fiscal year, using the cumulative effect adjustment, often referred to as modified retrospective approach. Under this method, we did not restate the prior financial statements presented, and would record any adjustments in the opening balance sheet for January 2018. There was no cumulative effect to be recorded as an adjustment to the opening balance of retained earnings. The comparative information was not restated and continues to be presented under the accounting standards in effect for those periods. Additional disclosures will include the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the prior guidance.
We expect minimal impact from the adoption of the new standard to the financial statements on a go forward basis, except for expanded disclosures. Revenue is currently recognized at destination and will continue to be recognized at point in time under the new guidance. Additional information regarding revenue recognition is included in “Note 13. Revenue Recognition.”
In February 2016, the FASB issued new accounting guidance on lease arrangements, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The provisions of the new guidance will be effective as of the beginning of our 2019 calendar year. Early adoption is permitted. We have elected to adopt the new standard as of the beginning of our 2019 calendar year. We are currently assessing our leasing and other arrangements and evaluating the impact of the new guidance on our financial statements.
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
In March 2017, the FASB issued new accounting guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost, which, in an effort to improve consistency and transparency, requires the service cost component of defined benefit pension cost and postretirement benefit cost (“net benefit cost”) to be reported in the same line of the income statement as other compensation costs earned by the employee and the other components of net benefit cost to be reported below income from operations. The new guidance will be effective as of the beginning of our 2019 calender year with early adoption permitted. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.

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

In February 2018, the FASB issued an accounting standard update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. The Company will need to decide whether to reclassify the stranded tax effects associated with the U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. If the Company chooses to reclassify we will need to calculate the amount of the reclassification and prepare the related disclosures The accounting standards is effective as of the beginning of our 2019 calendar year with early adoption permitted. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.

2.	BUSINESS ACQUISITION
On September 8, 2017, the Company purchased 100% of the issued and outstanding shares of Moy Park from JBS S.A. for cash of $301.3 million and a note payable to the seller in the amount of £562.5 million (the "JBS S.A. Promissory Note"). Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With 4 fresh processing plants, 10 prepared foods cook plants, 3 feed mills, 6 hatcheries and 1 rendering facility currently operating in Northern Ireland, England, France and the Netherlands. Moy Park possesses the capacity to process approximately 6.1 million birds per seven-day work week, in addition to the capacity to produce approximately 460.0 million pounds of prepared foods per year. Its product portfolio comprises fresh and added-value poultry, ready-to-eat meals, breaded and multi-protein frozen foods, vegetarian foods and desserts, supplied to major food retailers and restaurant chains in Europe (including the U.K.). Moy Park has approximately 10,200 employees as of April 1, 2018. The Moy Park operations comprise our U.K. and Europe segment.
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
Transaction costs incurred in conjunction with the acquisition were approximately $19.8 million. These costs were expensed as incurred. Beginning September 8, 2017, the results of operations and financial position of Moy Park have been included in the consolidated results of operations and financial position of the Company. The results of operations and financial position of Moy Park have been combined with the results of operations and financial position of Pilgrim's from September 30, 2015, the common control date, through September 7, 2017. Net sales generated by Moy Park during the thirteen weeks ended April 1, 2018 and March 26, 2017 were $544.3 million and $458.8 million, respectively. Moy Park generated net income during the thirteen weeks ended April 1, 2018 and March 26, 2017 totaling $2.5 million and $6.3 million, respectively.
The following unaudited pro forma information presents the combined financial results for the Company and Moy Park as if the acquisition had been completed at the beginning of the Company’s prior year, December 26, 2016.

	Thirteen Weeks Ended April 1, 2018	Thirteen Weeks Ended March 26, 2017
	(In thousands, except per share amount)
Net sales	$2,746,678	$2,479,340
Net income attributable to Pilgrim's Pride Corporation	119,554	78,596
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	0.48	0.32
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
As of April 1, 2018 and December 31, 2017, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments and foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	April 1, 2018
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$4,881	$4,881
Commodity options instruments	3,229	3,229
Foreign currency instruments	483	483
Fair value liabilities:
Commodity futures instruments	(3,678)	(3,678)
Commodity options instruments	(6,129)	(6,129)
Foreign currency instruments	(433)	(433)

	December 31, 2017
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$301	$301
Commodity options instruments	421	421
Foreign currency instruments	45	45
Fair value liabilities:
Commodity futures instruments	(296)	(296)
Commodity option instruments	(3,551)	(3,551)
Foreign currency instruments	(211)	(211)
See “Note 7. Derivative Financial Instruments” for additional information.
The valuation of financial assets and liabilities classified in Level 1 is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of financial assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations. For each class of assets and liabilities not measured at fair value in the Condensed Consolidated Balance Sheet but for which fair value is disclosed, the Company is not required to provide the quantitative disclosure about significant unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy.
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	April 1, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(1,002,799)	$(973,750)	$(750,000)	$(774,375)
Fixed-rate senior notes payable at 5.875%, at Level 1 inputs	(843,180)	(799,000)	(604,820)	(619,080)
Fixed-rate senior notes payable at 6.25%, at Level 1 inputs	(92,128)	(94,742)	(403,444)	(418,787)
Chattel mortgages, at Level 3 inputs	(758)	(747)	(873)	(855)
See “Note 11. Long-Term Debt and Other Borrowing Arrangements” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair value of the Company’s Level 1 fixed-rate debt obligations was based on the quoted market price at April 1, 2018 or December 31, 2017, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows at April 1, 2018 or December 31, 2017, as applicable.
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

4.	TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	April 1, 2018	December 31, 2017
	(In thousands)
Trade accounts receivable	$607,156	$548,472
Notes receivable - current	5,130	5,130
Other receivables	26,011	20,021
Receivables, gross	638,297	573,623
Allowance for doubtful accounts	(8,468)	(8,145)
Receivables, net	$629,829	$565,478

Account receivable from related parties(a)	$1,471	$2,951
(a)    Additional information regarding accounts receivable from related parties is included in “Note 20. Related Party Transactions.”
Activity in the allowance for doubtful accounts for the thirteen weeks ended April 1, 2018 was as follows (in thousands):

Balance, beginning of period	$(8,145)
Provision charged to operating results	(617)
Account write-offs and recoveries	550
Effect of exchange rate	(256)
Balance, end of period	$(8,468)

5.	INVENTORIES
Inventories consisted of the following:

	April 1, 2018	December 31, 2017
	(In thousands)
Live chicken, feed and eggs	$819,393	$804,136
Finished chicken products	356,719	390,412
Total chicken inventories	1,176,112	1,194,548
Non-chicken inventories	66,240	60,522
Total inventories	$1,242,352	$1,255,070

6.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	April 1, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$327,286	$327,286	$330,456	$330,456
Other	1,185	1,185	942	942
Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains during the thirteen weeks ended April 1, 2018 related to the Company’s available-for-sale securities totaled $0.2 million while gross realized losses were immaterial. Gross realized gains and losses for the thirteen weeks ended March 26, 2017 related to the Company’s available-for-sale securities were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short or long-term investments are historically disclosed in the Condensed Consolidated and Combined Statements of Cash Flows. No proceeds were received from the sale or maturity of available-for-sale securities recognized as either short or long-term investments during the thirteen weeks ended April 1, 2018 and March 26, 2017. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the thirteen weeks ended April 1, 2018 and March 26, 2017 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the thirteen weeks ended April 1, 2018 and March 26, 2017 is disclosed in “Note 15. Stockholders’ Equity”.

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
The Company recognized net gains of $6.4 million and net losses of $2.9 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	April 1, 2018	December 31, 2017
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$8,110	$722
Commodity derivative liabilities	(9,807)	(3,847)
Foreign currency derivative assets	483	45
Foreign currency derivative liabilities	(433)	(211)
Cash collateral posted with brokers	10,657	8,021
Derivatives coverage(a):
Corn	11.0%	3.1%
Soybean meal	12.7%	1.7%
Period through which stated percent of needs are covered:
Corn	December 2019	March 2019
Soybean meal	January 2019	December 2018

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(In thousands)
Foreign currency derivatives	$1	$76
Total	$1	$76

	Net Realized Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(In thousands)
Foreign currency derivatives	$—	$—
Total	$—	$—

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(In thousands)
Foreign currency derivatives	$250	$49
Total	$250	$49
At April 1, 2018, the pre-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated and Combined Statements of Income during the next twelve months are $0.2 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) to earnings.

8.	GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the thirteen weeks ended April 1, 2018 was as follows:

	December 31, 2017	Currency Translation	April 1, 2018
	(In thousands)
U.S.	$41,936	$—	$41,936
U.K. and Europe	834,346	31,237	865,583
Mexico	125,607	—	125,607
Total	$1,001,889	$31,237	$1,033,126
Identified intangible assets consisted of the following:

	December 31, 2017	Amortization	Currency Translation	Reclassification	April 1, 2018
	(In thousands)
Carrying amount:
Trade names	$79,686	$—	$—	$(1,343)	$78,343
Customer relationships	251,952	—	3,552	1,343	256,847
Non-compete agreements	320	—	—	—	320
Trade names not subject to amortization	403,594	—	15,344	—	418,938
Accumulated amortization:
Trade names	(40,888)	(932)	—	623	(41,197)
Customer relationships	(77,194)	(5,820)	(891)	(623)	(84,528)
Non-compete agreements	(307)	(2)	—	—	(309)
Total identified intangible assets	$617,163	$(6,754)	$18,005	$—	$628,414

Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years
At April 1, 2018, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.

9.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	April 1, 2018	December 31, 2017
	(In thousands)
Land	$197,630	$205,087
Buildings	1,685,011	1,681,610
Machinery and equipment	2,612,519	2,533,522
Autos and trucks	61,499	58,159
Construction-in-progress	215,173	187,094
PP&E, gross	4,771,832	4,665,472
Accumulated depreciation	(2,650,202)	(2,570,325)
PP&E, net	$2,121,630	$2,095,147
The Company recognized depreciation expense of $60.6 million and $55.4 million during the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively.
During the thirteen weeks ended April 1, 2018, Pilgrim's spent $76.7 million on capital projects and transferred $43.5 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the thirteen weeks ended April 1, 2018 to improve efficiencies and reduce costs. During the thirteen weeks ended March 26, 2017, the Company spent $121.6 million on capital projects and transferred $56.2 million of completed projects from construction-in-progress to depreciable assets.
During the thirteen weeks ended April 1, 2018, the Company sold certain PP&E for $1.0 million in cash and recognized net loss on these sales of $0.1 million. PP&E sold in the thirteen weeks ended April 1, 2018 included a processing plant in Alabama and miscellaneous equipment. During the thirteen weeks ended March 26, 2017, the Company sold certain PP&E for cash of $0.2 million and recognized net loss on these sales of $0.1 million. PP&E sold in the thirteen weeks ended March 26, 2017 included a broiler farm in Alabama, multiple breeder farms in Texas, a vacant lot in Texas and miscellaneous equipment.
 Management has committed to the sale of a processing complex in Minnesota and miscellaneous equipment that no longer fit into the operating plans of the Company. The Company is actively marketing these assets for immediate sale and believes a sale of each asset can be consummated within the next 12 months. At April 1, 2018 and December 31, 2017, the Company reported properties and related assets totaling $2.9 million and $0.7 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The fair values of the Minnesota processing complex and the miscellaneous equipment that were classified as assets held for sale as of April 1, 2018 were both based on quoted market prices.
The Company tested the recoverability of its Minnesota processing complex held for sale as of April 1, 2018. The Company determined that the aggregate carrying amount at April 1, 2018 of this asset group was not recoverable over the remaining life of the primary asset in the group and recognized impairment cost of $0.5 million within the U.S. segment, which it reported in the line item Administrative restructuring charges on its Condensed Consolidated and Combined Statements of Income.

The Company has closed or idled various facilities in the U.S. and in the U.K. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At April 1, 2018, the carrying amounts of these idled assets totaled $53.2 million based on depreciable value of $173.6 million and accumulated depreciation of $120.4 million.
At April 1, 2018, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.

10.	CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	April 1, 2018	December 31, 2017
	(In thousands)
Accounts payable:
Trade accounts	$718,988	$661,759
Book overdrafts	48,505	56,022
Other payables	15,264	15,246
Total accounts payable	782,757	733,027
Accounts payable to related parties(a)	5,475	2,889
Revenue contract liability(b)	29,304	36,607
Accrued expenses and other current liabilities:
Compensation and benefits	140,583	181,678
Interest and debt-related fees	10,833	29,750
Insurance and self-insured claims	83,848	79,911
Derivative liabilities:
Commodity futures	3,678	296
Commodity options	6,129	3,551
Foreign currency derivatives	433	211
Other accrued expenses	106,054	114,755
Total accrued expenses and other current liabilities	351,558	410,152
	$1,169,094	$1,182,675
(a)    Additional information regarding accounts payable to related parties is included in “Note 20. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 13. Revenue Recognition.”

11. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	April 1, 2018	December 31, 2017
		(In thousands)
Long-term debt and other long-term borrowing arrangements:
Senior notes payable, net of premium and discount at 5.75%	2025	$1,002,799	$754,820
Senior notes payable, net of discount at 5.875%	2027	843,180	600,000
Senior notes payable at 6.25%	2021	92,128	403,444
U.S. Credit Facility (defined below):
Term note payable at 2.97%	2022	770,000	780,000
Revolving note payable at 2.84%	2022	—	73,262
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 0.95%	2019	69,823	76,307
Moy Park Multicurrency Revolving Facility with notes payable at LIBOR rate plus 2.5%	2018	—	9,590
Moy Park Receivables Finance Agreement with payables at LIBOR plus 1.5%	2020	—	—
Moy Park France Invoice Discounting Revolver with payables at EURIBOR plus 0.8%	2018	12,754	1,815
Chattels mortgages with payables at weighted average of 3.74%	Various	758	873
Capital lease obligations	Various	8,184	9,239
Long-term debt		2,799,626	2,709,350
Less: Current maturities of long-term debt		(149,389)	(47,775)
Long-term debt, less current maturities		2,650,237	2,661,575
Less: Capitalized financing costs		(24,539)	(25,958)
Long-term debt, less current maturities, net of capitalized financing costs:		$2,625,698	$2,635,617
U.S. Senior Notes
On March 11, 2015, the Company completed a sale of $500.0 million aggregate principal amount of its 5.75% senior notes due 2025. On September 29, 2017, the Company completed an add-on offering of $250.0 million of these senior notes. The issuance price of this add-on offering was 102.0%, which created gross proceeds of $255.0 million. The additional $5.0 million will be amortized over the remaining life of the senior notes. On March 7, 2018, the Company completed another add-on offering of $250.0 million of these senior notes (together with the senior notes issued in March 2015 and September 2017, the “Senior Notes due 2025”). The issuance price of this add-on offering was 99.25%, which created gross proceeds of $248.1 million. The $1.9 million discount will be amortized over the remaining life of the senior notes. Each issuance of the Senior Notes due 2025 is treated as a single class for all purposes under the 2015 Indenture (defined below) and have the same terms.
The Senior Notes due 2025 are governed by, and were issued pursuant to, an indenture dated as of March 11, 2015 by and among the Company, its guarantor subsidiary and Wells Fargo Bank, National Association, as trustee (the “2015 Indenture”). The 2015 Indenture provides, among other things, that the Senior Notes due 2025 bear interest at a rate of 5.75% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on September 15, 2015 for the Senior Notes due 2025 that were issued in March 2015 and beginning on March 15, 2018 for the Senior Notes due 2025 that were issued in September 2017 and March 2018. The Senior Notes due 2025 are guaranteed on a senior unsecured basis by the Company’s guarantor subsidiary. In addition, any of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2025. The Senior Notes due 2025 and related guarantees are unsecured senior obligations of the Company and its guarantor subsidiary and rank equally with all of the Company’s and its guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes due 2025 and the 2015 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2025 when due, among others.

On September 29, 2017, the Company completed a sale of $600.0 million aggregate principal amount of its 5.875% senior notes due 2027. On March 7, 2018, the Company completed an add-on offering of these senior notes (together with the senior notes issued in September 2017, the “Senior Notes due 2027”). The issuance price of this add-on offering was 97.25%, which created gross proceeds of $243.1 million. The $6.9 million discount will be amortized over the remaining life of the Senior Notes due 2027. Each issuance of the Senior Notes due 2027 is treated as a single class for all purposes under the 2017 Indenture (defined below) and have the same terms.
The Senior Notes due 2027 are governed by, and were issued pursuant to, an indenture dated as of September 29, 2017 by and among the Company, its guarantor subsidiary and U.S. Bank National Association, as trustee (the “2017 Indenture”). The 2017 Indenture provides, among other things, that the Senior Notes due 2027 bear interest at a rate of 5.875% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on March 30, 2018 for the Senior Notes due 2027 that were issued in September 2017 and beginning on March 15, 2018 for the Senior Notes due 2027 that were issued in March 2018. The Senior Notes due 2027 are guaranteed on a senior unsecured basis by the Company’s guarantor subsidiary. In addition, any of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2027. The Senior Notes due 2027 and related guarantees are unsecured senior obligations of the Company and its guarantor subsidiary and rank equally with all of the Company’s and its guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes due 2027 and the 2017 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2027 when due, among others.
The Company used the net proceeds from the sale of the Senior Notes due 2025 and the Senior Notes due 2027 that were issued in September 2017 to repay in full the JBS S.A. Promissory Note issued as part of the Moy Park acquisition and for general corporate purposes. The Company used the net proceeds from the sale of the Senior Notes due 2025 and the Senior Notes due 2027 that were issued in March 2018 to pay the second tender price of Moy Park Notes (as described below), repay a portion of outstanding secured debt, and for general corporate purposes. The Senior Notes due 2025 and the Senior Notes due 2027 were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
Moy Park Senior Notes
On May 29, 2014, Moy Park (Bondco) plc, a subsidiary of Granite Holdings Sàrl, completed the sale of a £200.0 million aggregate principal amount of its 6.25% senior notes due 2021. On April 17, 2015, the Company completed an add-on offering of £100.0 million of these notes (together with the senior notes issued in May 2014, the “Moy Park Senior Notes”). The Moy Park Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Moy Park Notes are governed by, and were issued pursuant to, an indenture dated as of May 29, 2014 by Moy Park (Bondco) plc, as issuer, Moy Park Holdings (Europe) Limited, Moy Park (Newco) Limited, Moy Park Limited, O’Kane Poultry Limited, as guarantors, and The Bank of New York Mellon, as trustee (the “Moy Park Indenture”). The Moy Park Indenture provides, among other things, that the Moy Park Notes bear interest at a rate of 6.25% per annum from the date of issuance until maturity, payable semiannually in cash in arrears, beginning on November 29, 2014 for the Moy Park Notes that were issued in May 2014 and beginning on May 28, 2015 for the Moy Park Notes that were issued in April 2015. The Moy Park Notes are guaranteed by each of the subsidiary guarantors party to the Moy Park Indenture. The Moy Park Indenture contains customary covenants and events of default that may limit Moy Park (Bondco) plc’s ability and the ability of certain subsidiaries to incur additional debt, declare or pay dividends or make certain investments, among others.
On November 2, 2017, Moy Park (Bondco) plc announced the final results of its previously announced tender offer to purchase for cash any and all of its issued and outstanding Moy Park Notes. As of November 2, 2017, £1.2 million principal amount of Moy Park Notes had been validly tendered (and not validly withdrawn). Moy Park (Bondco) plc purchased all validly tendered (and not validly withdrawn) Moy Park Notes on or prior to November 2, 2017, with such settlement occurring on November 3, 2017.
On March 7, 2018, Moy Park (Bondco) plc announced the final results of its second, previously announced, tender offer to purchase for cash any and all of its issued and outstanding Moy Park Notes. As of March 7, 2018, £233.1 million principal amount of Moy Park Notes had been validly tendered (and not validly withdrawn in the second tender). Moy Park (Bondco) plc purchased all validly tendered (and not validly withdrawn) Moy Park Notes on or prior to March 7, 2018, with such settlement occurring on March 8, 2018.
On April 23, 2018, the Company gave notice to the Bank of New York Mellon, as trustee, of its intent to redeem all of the Moy Park Notes outstanding on May 29, 2018 (the “Redemption Date”) at the redemption price equal to 101.56% of its principal amount, plus accrued and unpaid interest thereon to, but excluding the Redemption Date. As of April 1, 2018, the Moy Park Notes in an aggregate principal amount of £65.7 million were outstanding.
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
The revolving loan commitment under the U.S. Credit Facility matures on May 6, 2022. All principal on the Term Loans is due at maturity on May 6, 2022. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of April 1, 2018, the Company had Term Loans outstanding totaling $770.0 million and the amount available for borrowing under the revolving loan commitment was $705.2 million. The Company had letters of credit of $44.8 million and no borrowings outstanding under the revolving loan commitment as of April 1, 2018.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through April 1, 2018 and, thereafter, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through April 1, 2018 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
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
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was 1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility is scheduled to mature on September 27, 2019. As of April 1, 2018, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $82.5 million, and there were $69.8 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 8.80%. As of April 1, 2018, the U.S. dollar-equivalent borrowing availability was $12.7 million.
Moy Park Multicurrency Revolving Facility Agreement
On March 19, 2015, Moy Park Holdings (Europe) Limited, a subsidiary of Granite Holdings Sàrl, and its subsidiaries, entered into an agreement with Barclays Bank plc, which expired on March 19, 2018. The agreement provided for a multicurrency revolving loan commitment of up to £20.0 million.
Moy Park Receivables Finance Agreement

Moy Park Limited, a subsidiary of Granite Holdings Sàrl, entered into a £45.0 million receivables finance agreement on January 29, 2016 (the “Receivables Finance Agreement”), with Barclays Bank plc, which matures on January 29, 2020. Outstanding borrowings under the facility bear interest at a per annum rate equal to LIBOR plus 1.5%. The Receivables Finance Agreement includes an accordion feature that allows us, at any time, to increase the commitments by up to an additional £15.0 million, subject to the satisfaction of certain conditions. As of April 1, 2018, the U.S. dollar-equivalent loan commitment under the Receivables Finance Agreement was $63.0 million and there were no outstanding borrowings.
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
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl, a subsidiary of Granite Holdings Sàrl, entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was increased €10.0 million in September 2016 to €30.0 million. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%. As of April 1, 2018, the U.S. dollar-equivalent loan commitment, borrowing availability and outstanding borrowings under the Invoice Discounting Facility were $37.0 million, $24.2 million and $12.8 million, respectively.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
12.     INCOME TAXES
The Company recorded income tax expense of $37.0 million, a 23.7% effective tax rate, for the thirteen weeks ended April 1, 2018 compared to income tax expense of $49.4 million, a 32.9% effective tax rate, for the thirteen weeks ended March 26, 2017. The decrease in income tax expense in 2018 resulted primarily from a reduction in the U.S. corporate income tax rate as a result of the recently enacted Tax Act.
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
The Company is applying the guidance in Staff Accounting Bulletin ("SAB") 118 when accounting for the enactment-date effects of the Tax Act. As of April 1, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act. In certain cases, as described below, the Company has made a reasonable estimate of certain effects of the Tax Act. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on existing accounting under Accounting Standards Codification ("ASC") Topic 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For example, the Company has yet to make a reasonable estimate for the effect of the various federal income tax elements of the Tax Act on its state tax rate. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. Estimates may also be affected as the Company gains a more thorough understanding of the tax law. These changes could be material to income tax expense.
As of December 31, 2017, the Company estimated no tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, the Company did not accrue any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986 for the year ended December 31, 2017. During the thirteen weeks ended April 1, 2018 the Company made sufficient progress in its E&P analysis to support a net E&P deficit on accumulated post-1986 deferred foreign income. Therefore, as of April 1, 2018, the Company estimates no tax liability for the one-time transition tax.  As the Company continues to refine its E&P analysis, the Company will adjust its calculations of the one-time transition tax, which could affect the measurement of this liability.
The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined the accounting policy it will elect. As of April 1, 2018, the Company estimates no GILTI tax liability.
The Tax Act provides for a foreign-derived intangible income (“FDII”) deduction, which is available to domestic C corporations that derive income from the export of property and services. As of April 1, 2018, the Company estimated a FDII benefit of $1.2 million, which is reflected in the Company’s estimated annual effective tax rate. The Company will continue to refine its FDII calculations, which may result in changes to this estimated benefit.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of April 1, 2018, the Company did not believe it had sufficient positive evidence to conclude that realization of its federal capital loss carry forwards and a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the thirteen weeks ended April 1, 2018 and March 26, 2017, there is a tax effect of $(1.6) million and $(0.8) million, respectively, reflected in other comprehensive income.
For the thirteen weeks ended April 1, 2018 and March 26, 2017, there are immaterial tax effects reflected in income tax expense due to excess tax benefits related to share-based compensation.
The Company and its subsidiaries file a variety of consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In general, tax returns filed by our Company and our subsidiaries for years prior to 2011 are no longer subject to examination by tax authorities.
13. REVENUE RECOGNITION
The vast majority of the Company's revenue is derived from contracts which are based upon a customer ordering our products. While there may be master agreements, the contract is only established when the customer’s order is accepted by the Company. The Company accounts for a contract, which may be verbal or written, when it is approved and committed by both parties, the rights of the parties are identified along with payment terms, the contract has commercial substance and collectability is probable.
The Company evaluates the transaction for distinct performance obligations, which are the sale of its products to customers. Since its products are commodity market-priced, the sales price is representative of the observable, standalone selling price. Each performance obligation is recognized based upon a pattern of recognition that reflects the transfer of control to the customer at a point in time, which is upon destination (customer location or port of destination), which faithfully depicts the transfer of control and recognition of revenue. There are instances of customer pick-up at the Company's facility, in which case control transfers to the customer at that point and the Company recognizes revenue. The Company's performance obligations are typically fulfilled within days to weeks of the acceptance of the order.
The Company makes judgments regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from revenue and cash flows with customers. Determination of a contract requires evaluation and judgment along with the estimation of the total contract value and if any of the contract value is constrained. Due to the nature of our business, there is minimal variable consideration, as the contract is established at the acceptance of the order from the customer. When applicable, variable consideration is estimated at contract inception and updated on a regular basis until the contract is completed. Allocating the transaction price to a specific performance obligation based upon the relative standalone selling prices includes estimating the standalone selling prices including discounts and variable consideration.
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.

	Thirteen Weeks Ended April 1, 2018
	Domestic	Export	Net Sales
	(In thousands)
U.S.	1,765,940	75,165	1,841,105
U.K. and Europe	464,367	79,933	544,300
Mexico	361,273	—	361,273
Net Sales	$2,591,580	$155,098	$2,746,678

Shipping and Handling Costs
In the rare case when shipping and handling activities are performed after a customer obtains control of the good, the Company has elected to account for shipping and handling as activities to fulfill the promise to transfer the good. When revenue is recognized for the related good before the shipping and handling activities occur, the related costs of those shipping and handling activities are accrued. Shipping and handling costs are recorded within cost of sales.

Contract Costs
The Company can incur incremental costs to obtain or fulfill a contract such as broker expenses that are not expected to be recovered. The amortization period for such expenses is less than one year; therefore, the costs are expensed as incurred.
Taxes
There is no change in accounting for taxes due to the adoption of the new revenue standard, as there is no material change to the timing of revenue recognition. We exclude all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, sales, use, value added, and some excise taxes) from the transaction price.
Contract Balances
The Company receives payment from customers based on terms established with the customer. Payments are typically due within two weeks of delivery. There are rarely contract assets related to costs incurred to perform in advance of scheduled billings. Revenue contract liabilities relate to payments received in advance of satisfying the performance under the customer contract. The revenue contract liability relates to customer prepayments and the advanced consideration received from governmental agency contracts for which performance obligations to the end customer have not been satisfied.
Changes in the revenue contract liability balances during the thirteen weeks ended April 1, 2018 are as follows (in thousands):

Balance, beginning of period	$36,607
Revenue recognized that was included in revenue contract liability at the beginning of the period	(11,272)
Cash received, excluding amounts recognized as revenue during the period	3,969
Balance, end of period	$29,304
Accounts Receivable
The Company records accounts receivable when revenue is recognized. The Company records an allowance for doubtful accounts to reduce the receivables balance to an amount it estimates is collectible from customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of customers’ financial condition. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.

14.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all these retirement plans totaled $3.1 million and $1.6 million in the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Thirteen Weeks Ended April 1, 2018		Thirteen Weeks Ended March 26, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$178,247	$1,603	$167,159	$1,648
Interest cost	1,366	12	1,393	13
Actuarial losses (gains)	(6,829)	(48)	785	(24)
Benefits paid	(2,174)	(37)	(2,237)	(37)
Projected benefit obligation, end of period	$170,610	$1,530	$167,100	$1,600

	Thirteen Weeks Ended April 1, 2018		Thirteen Weeks Ended March 26, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$112,570	$—	$97,526	$—
Actual return on plan assets	541	—	3,965	—
Contributions by employer	2,888	37	1,926	37
Benefits paid	(2,174)	(37)	(2,237)	(37)
Fair value of plan assets, end of period	$113,825	$—	$101,180	$—

	April 1, 2018		December 31, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(56,785)	$(1,530)	$(65,677)	$(1,603)

	April 1, 2018		December 31, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(12,163)	$(148)	$(12,168)	$(149)
Long-term liability	(44,622)	(1,382)	(53,509)	(1,454)
Recognized liability	$(56,785)	$(1,530)	$(65,677)	$(1,603)

	April 1, 2018		December 31, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive income (loss) at end of period:	(In thousands)
Net actuarial loss (gain)	$48,081	$(13)	$54,235	$35
The accumulated benefit obligation for the Company's defined benefit pension plans was $170.6 million and $178.2 million at April 1, 2018 and December 31, 2017, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at April 1, 2018 and December 31, 2017, respectively. As of April 1, 2018, the weighted average duration of the Company's defined benefit pension obligation is 30.93 years.

Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended April 1, 2018		Thirteen Weeks Ended March 26, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,366	$12	$1,393	$13
Estimated return on plan assets	(1,517)	—	(1,313)	—
Amortization of net loss	301	—	233	—
Net costs	$150	$12	$313	$13
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	April 1, 2018		December 31, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	4.07%	3.82%	3.69%	3.39%

	Thirteen Weeks Ended April 1, 2018		Thirteen Weeks Ended March 26, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	3.69%	3.39%	4.31%	3.81%
Expected return on plan assets	5.50%	N/A	5.50%	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of April 1, 2018 and December 31, 2017, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale.
The sensitivity of the projected benefit obligation for pension benefits to changes in the discount rate is set out below. The impact of a change in the discount rate of 0.25% on the projected benefit obligation for other benefits is less than $1,000. This sensitivity analysis is based on changing one assumption while holding all other assumptions constant. In practice, this is unlikely to occur, and changes in some of the assumptions may be correlated. When calculating the sensitivity of the defined benefit obligation to variations in significant actuarial assumptions, the same method (present value of the defined benefit obligation calculated with the projected unit credit method at the end of the reporting period) has been applied as for calculating the liability recognized in the Condensed Consolidated Balance Sheets.

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(4,869)	$4,621

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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	April 1, 2018	December 31, 2017
Cash and cash equivalents	—%	5%
Pooled separate accounts(a):
Equity securities	5%	5%
Fixed income securities	5%	4%
Common collective trust funds(a):
Equity securities	46%	56%
Fixed income securities	40%	30%
Real estate	4%	—%
Total assets	100%	100%

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

Absent regulatory or statutory limitations, the target asset allocation for the investment of pension assets in the pooled separate accounts is 50% in each of fixed income securities and equity securities and the target asset allocation for the investment of pension assets in the common collective trust funds is 30% in fixed income securities and 70% in equity securities. The plans only invest in fixed income and equity instruments for which there is a readily available public market. The Company develops its expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which its plans invest.

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of April 1, 2018 and December 31, 2017:

	April 1, 2018				December 31, 2017
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$—	$—	$—	$—	$6,128	$—	$—	$6,128
Pooled separate accounts:
Large U.S. equity funds(d)	—	2,942	—	2,942	—	3,483	—	3,483
Small/Mid U.S. equity funds(e)	—	367	—	367	—	420	—	420
International equity funds(f)	—	1,793	—	1,793	—	1,665	—	1,665
Fixed income funds(g)	—	5,133	—	5,133	—	4,799	—	4,799
Common collective trusts funds:
Large U.S. equity funds(d)	—	18,684	—	18,684	—	22,695	—	22,695
Small U.S. equity funds(e)	—	8,365	—	8,365	—	20,592	—	20,592
International equity funds(f)	—	25,403	—	25,403	—	19,923	—	19,923
Fixed income funds(g)	—	46,046	—	46,046	—	32,865	—	32,865
Real estate(h)	—	5,092	—	5,092	—	—	—	—
Total assets	$—	$113,825	$—	$113,825	$6,128	$106,442	$—	$112,570

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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

(g)
This category is comprised of investment options that invest in bonds, or debt of a company or government entity (including U.S. and non-U.S. entities). These investment options typically carry more risk than short-term fixed income investment options, but less overall risk than equities.

(h)
This category is comprised of investment options that invest in real estate investment trusts or private equity pools that own real estate. These long-term investments are primarily in office buildings, industrial parks, apartments or retail complexes. These investment options typically carry more risk, including liquidity risk, than fixed income investment options.

The valuation of plan assets in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include equity and fixed income securities funds.
Benefit Payments
The following table reflects the benefits as of April 1, 2018 expected to be paid through 2027 from the Company's pension and other postretirement plans. Because its pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because the Company's other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from its own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2018	$13,776	$111
2019	11,889	148
2020	11,687	146
2021	11,337	143
2022	11,160	139
2023-2027	50,628	611
Total	$110,477	$1,298

The Company anticipates contributing $9.3 million and less than $0.1 million, as required by funding regulations or laws, to its pension plans and other postretirement plans, respectively, during the remainder of 2018.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Thirteen Weeks Ended April 1, 2018		Thirteen Weeks Ended March 26, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$54,235	$35	$46,494	$(31)
Amortization	(301)	—	(233)	—
Actuarial loss (gain)	(6,829)	(48)	785	(24)
Asset loss (gain)	976	—	(2,652)	—
Net actuarial loss (gain), end of period	$48,081	$(13)	$44,394	$(55)
The Company expects to recognize in net pension cost throughout the remainder of 2018 an actuarial loss of $0.9 million that was recorded in accumulated other comprehensive loss at April 1, 2018.
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
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

15.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive income (loss):

	Thirteen Weeks Ended April 1, 2018(a)
	Gains Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$42,081	$(1,848)	$(71,434)	$61	$(31,140)
Other comprehensive income before reclassifications	52,528	1	4,465	283	57,277
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	250	228	(130)	348
Currency translation	—	(16)	—	—	(16)
Net current period other comprehensive income	52,528	235	4,693	153	57,609
Balance, end of period	$94,609	$(1,613)	$(66,741)	$214	$26,469

	Thirteen Weeks Ended March 26, 2017(a)
	Losses Related to Foreign Currency Translation	Unrealized Gains on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(265,714)	$99	$(64,243)	$—	$(329,858)
Other comprehensive income before reclassifications	13,827	76	1,177	—	$15,080
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	49	145	—	$194
Currency translation	—	2	—	—	2
Net current period other comprehensive income	13,827	127	1,322	—	15,276
Balance, end of period	$(251,887)	$226	$(62,921)	$—	$(314,582)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive income (loss).

	Amounts Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Thirteen Weeks Ended April 1, 2018	Thirteen Weeks Ended March 26, 2017	Affected Line Item in the Condensed Consolidated and Combined Statements of Income
	(In thousands)
Realized loss on settlement of derivative financial instruments classified as cash flow hedges	$(250)	$(49)	Cost of sales
Realized gain on sale of securities	172	—	Interest income
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(12)	(6)	Cost of sales
Legacy Gold Kist plans(c)(d)	(90)	(71)	Cost of sales
Legacy Gold Kist plans(c)(d)	(199)	(156)	Selling, general and administrative expense
Total before tax	(379)	(282)
Tax benefit	31	88
Total reclassification for the period	$(348)	$(194)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Union Plan, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

(d)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See “Note 14. Pension and Other Postretirement Benefits” to the Condensed Consolidated and Combined Financial Statements.

Restrictions on Dividends
The U.S. Credit Facility, the 2015 Indenture governing the Senior Notes due 2025 and the 2017 Indenture governing the Senior Notes due 2027 restrict, but do not prohibit, the Company from declaring dividends.
The Moy Park Notes restrict, but do not prohibit, Moy Park from declaring dividends or making any distributions related to securities issues by Moy Park.

16.	INCENTIVE COMPENSATION
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. No costs were accrued at April 1, 2018 related to cash bonus awards that could potentially be awarded under the STIP during the remainder of 2018 and 2019. The Company assumed responsibility for the JFC LLC Long-Term Equity Incentive Plan dated January 1, 2014, as amended (the “JFC LTIP”) through its acquisition of JFC LLC and its subsidiaries (together, “GNP”) on January 6, 2017. The Company has accrued $2.2 million in costs related to the JFC LTIP at April 1, 2018. The Company assumed responsibility for the Moy Park Incentive Plan dated January 1, 2013, as amended (the “MPIP”) through its acquisition of Moy Park on September 8, 2017. The Company has accrued $0.7 million in costs related to the MPIP at April 1, 2018.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). At April 1, 2018, we have reserved approximately 4.5 million shares of common stock for future issuance under the LTIP.
The following awards were outstanding during the thirteen weeks ended April 1, 2018:

Award Type	Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award	Vesting Condition	Vesting Date	Awards Forfeited to Date		Settlement Method
RSU	LTIP	389,424	01/19/2017	18.38	Performance / Service	(a)	389,424	(a)	Stock
RSU	LTIP	280,000	02/14/2018	25.59	Service	01/01/2019	—		Stock
RSU	LTIP	161,215	03/01/2018	24.93	Service	(b)	—		Stock
RSU	LTIP	266,478	03/01/2018	24.93	Performance / Service	(c)	—		Stock

(a)	Performance conditions associated with these awards were not satisfied. Therefore, 100% of the awards were forfeited during the thirteen-weeks ended April 1, 2018.

(b)
The restricted stock units vest in ratable tranches on December 31, 2018, December 31, 2019 and December 31, 2020. Expected compensation cost related to these units totals $4.0 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.

(c)
If performance conditions related to the Company's 2018 operating results are satisfied, the restricted stock units vest in ratable tranches on December 31, 2019, December 31, 2020 and December 31, 2021. Expected compensation cost related to these units totals $6.6 million based on a closing stock price for the Company's common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.

Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(In thousands)
Share-based compensation cost:
Cost of sales	$52	$149
Selling, general and administrative expense	1,221	1,311
Total	$1,273	$1,460

Income tax benefit	$310	$417
The Company’s RSU activity is included below:

	Thirteen Weeks Ended April 1, 2018		Thirteen Weeks Ended March 26, 2017
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
Outstanding at beginning of period	389	$18.39	906	$20.00
Granted	708	25.19	462	18.72
Vested	—	—	(486)	17.73
Forfeited	(389)	18.39	(251)	25.36
Outstanding at end of period	708	$25.19	631	$18.68
No awards vested during the thirteen weeks ended April 1, 2018. The total fair value of awards vested during the thirteen weeks ended March 26, 2017 was $9.2 million.
At April 1, 2018, the total unrecognized compensation cost related to all nonvested awards was $17.2 million. That cost is expected to be recognized over a weighted average period of 1.76 years.
Historically, we have issued new shares to satisfy award conversions.
17.      RESTRUCTURING-RELATED ACTIVITIES
During 2017, the Company initiated a restructuring initiative to capitalize on cost-saving opportunities within its GNP operations. Implementation of the initiative is expected to result in total pre-tax charges of approximately $7.0 million, and approximately $5.4 million of these charges are estimated to result in cash outlays. These activities were initiated in the first quarter of 2017 and are expected to be substantially completed by the second quarter of 2020.
The following table provides a summary of our estimates of costs associated with this restructuring initiative by major type of cost:

Type of Cost	Total Estimated Amount Expected to be Incurred
(In thousands)
Employee termination benefits	$4,074
Inventory adjustments	472
Asset impairments	470
Other charges(a)	1,983
Total estimated cost	$6,999

(a)	Comprised of other costs directly related to the restructuring initiative, including prepaid software impairment, St. Cloud, Minnesota office lease costs, and Luverne, Minnesota plant closure costs.
During the thirteen weeks ended April 1, 2018, the Company recognized the following costs and incurred the following cash outlays related to this restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Employee termination benefits	$546	$641
Inventory adjustments	(227)	—
Asset impairments	470	—
Other charges	—	60
Total	$789	$701
These charges are reported in the line item Administrative restructuring charges on the Condensed Consolidated and Combined Statements of Income and are recognized in the U.S. segment.
The following table reconciles liabilities and reserves associated with this restructuring initiative from the beginning to the end of the thirteen weeks ended April 1, 2018. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in the Condensed Consolidated Balance Sheets.

	Employee Termination Benefits	Inventory Adjustments	Other Charges	Total
	(In thousands)
Beginning liability or reserve	$800	$699	$752	$2,251
Restructuring charges	538	(227)	—	311
Payments and disposals	(641)	(472)	(60)	(1,173)
Ending liability or reserve	$697	$—	$692	$1,389
18.      PUERTO RICO HURRICANE IMPACT
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
Estimated damages incurred by the Company through April 1, 2018 included property and casualty losses totaling $5.2 million and a business interruption claim totaling $13.0 million. Pilgrim’s expects to receive insurance proceeds related to these damages in the amount of $9.7 million and has recorded a receivable from its insurance provider for that amount. The amount of insurance recovery related to both the property and casualty losses and the business interruption claim are included in Cost of sales in the Condensed Consolidated and Combined Statements of Income and are recognized in the U.S. segment.

19.	COMMITMENTS AND CONTINGENCIES
General
The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. Among other considerations, the Company has not recorded a liability for any of these indemnities because, based upon the likelihood of payment, the fair value of such indemnities would not have a material impact on its financial condition, results of operations and cash flows.
Financial Instruments
The Company’s loan agreements generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, some of the Company’s loan agreements contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law. These increased costs and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts the Company could be obligated to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default, and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.
Litigation
The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. Among other considerations, the Company has not recorded a liability for any of these indemnities because, based upon the likelihood of payment, the fair value of such indemnities would not have a material impact on its financial condition, results of operations and cash flows.
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
Other Claims and Proceedings
    Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were brought against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. The defendants, including PPC, filed motions to dismiss these actions. On November 20, 2017, the Court denied all pending motions to dismiss with the exception of certain state-law claims by indirect purchasers that were dismissed or narrowed in scope. Discovery is proceeding and is currently scheduled to be complete by June 13, 2019. In December 2017 and January 2018 four individual direct action complaints (Affiliated Foods, Inc. v. Claxton Poultry Farms, Inc., Case No. 1:17-cv-08850; Winn Dixie Stores, Inc. v. Koch Foods, Inc., Case No. 1:18-cv-00245; Sysco Corp. v. Tyson Foods Inc., et al; Case No. 1:18-cv-00700; and US Foods Inc. v. Tyson Foods Inc., et al; Case No. 1:18-cv-00702) were filed by individual direct purchaser entities, the allegations of which largely mirror those in the class action complaints. The Court’s scheduling order currently requires the substantial completion of document discovery for the class cases by July 18, 2018, with fact discovery ending on June 13, 2019, class certification briefing and expert reports proceeding from July 15, 2019 to March 16, 2020 and summary judgment to proceed 60 days after the Court rules on motions for class certification. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated.
    On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (i) the Company colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) PPC’s revenues during the class period were the result of illegal conduct and (iv) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive. On April 4, 2017, the Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018.

On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. The plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Court initially held oral argument on January 19, 2018, during which it considered and granted only motions from certain other defendants. challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma court occurred on April 20, 2018. Rulings on the motion are pending. Following the Oklahoma court’s dismissal of certain defendants in January 2018, the plaintiffs filed a separate complaint in the U.S. District Court for the District of North Carolina, consisting of the same allegations but strictly against those defendants previously dismissed by the Oklahoma court (the “North Carolina Action”). The plaintiffs sought transfer and consolidation of the North Carolina Action with the Grower Litigation in Oklahoma from the Judicial Panel on Multi-District Litigation (“JPML”). The JPML has scheduled oral argument on the motion for May 31, 2018. In addition, on March 12, 2018, the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) enjoined the plaintiffs from litigating the Grower Litigation complaint as pled against the Company because allegations in the consolidated complaint violate the confirmation order relating to the Company’s bankruptcy proceedings in 2008 and 2009. Specifically, the 2009 bankruptcy confirmation order bars any claims against the Company based on conduct occurring before December 28, 2009. On March 13, 2018, Pilgrim’s notified the trial court of the Bankruptcy Court’s injunction. To date, the plaintiffs have not amended the consolidated complaint to comply with the Bankruptcy Court’s injunction order or the confirmation order.
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
In January 2018, a stockholder derivative action entitled Raul v. Nogueira de Souza, et al., was filed in the U.S. District Court for the District of Colorado against the Company, as nominal defendant, as well as the Company’s directors, its Chief Financial Officer, and majority shareholder, JBS S.A. The complaint alleges, among other things, that (i) defendants permitted the Company to omit material information from its proxy statements filed in 2014 through 2017 related to the conduct of Wesley Mendonça Batista and Joesley Mendonça Batista, (ii) the individual defendants and JBS breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Litigation and issuing false and misleading statements as alleged in the Hogan class action litigation. The defendants are currently in discussions with counsel for the Raul plaintiffs regarding the possibility of consolidating the Raul action with the consolidated state court derivative action, which is currently stayed, or in the alternative, determining a motion to dismiss briefing schedule.
On January 25, 2018, a stockholder derivative action styled as Sciabacucchi v. JBS S.A., et al., was brought against all of PPC’s directors, JBS S.A., JBS USA Holding Lux S.à r.l. (“JBS Holding Lux”) and several members of the Batista family, in the Court of Chancery of the State of Delaware. The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of the Company’s acquisition of Moy Park. On March 15, 2018, the members of the Batista family were dismissed from the action without prejudice by stipulation. On March 20, 2018, nominal defendant PPC filed its answer. On March 20, 2018, the remaining defendants, including PPC’s directors, JBS S.A., and JBS Holding Lux moved to dismiss the complaint. On April 19, 2018, director defendants Bell, Macaluso, and Cooper filed their opening brief in support of their motion to dismiss. On April 19, 2018, defendants JBS S.A., JBS Holding Lux, and director defendants Lovette, Nogueira de Souza, Tomazoni, Farahat, Molina, and de Vasconcellos, Jr. filed their opening brief in support of their motion to dismiss.
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
J&F Investigation

On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and the companies controlled by J&F, the “J&F Group” (including a former senior executive and former board members of JBS USA), a company organized in Brazil and an indirect controlling stockholder of the Company, entered into plea bargain agreements (the “Plea Bargain Agreements”) with the Brazilian Federal Prosecutor’s Office (Ministério Público Federal) (the “MPF”), in connection with certain illicit conduct involving improper payments made to Brazilian politicians, government officials and other individuals in Brazil committed by or on behalf of J&F and certain J&F Group companies. The details of such illicit conduct are set forth in separate annexes to the Plea Bargain Agreements, and include admissions of improper payments to politicians and political parties in Brazil over the last 10 years in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.
Pursuant to the terms of the Plea Bargain Agreements, the MPF agreed to grant immunity to the officers in exchange for such officers agreeing, among other considerations, to: (1) pay fines totaling 225.0 million Brazilian reais; and (2) cooperate with the MPF, including providing supporting evidence of the illicit conduct identified in the annexes to the Plea Bargain Agreements.
On June 5, 2017, J&F, in its role as the controlling shareholder of the J&F Group companies, entered into a leniency agreement (the “Leniency Agreement”) with the MPF, whereby J&F assumed responsibility for the conduct that was described in the annexes to the Plea Bargain Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of 10.3 billion Brazilian reais, adjusted for inflation, over a 25-year period. On November 14, 2017, J&F made the initial payment of 50.0 million Brazilian reais on the total fine, which payment was accepted by the MPF. In exchange, the MPF agreed not to initiate or propose any criminal, civil or administrative actions against J&F and the companies of the J&F Group and officers of J&F that ratify or adhere to the Leniency Agreement with respect to such conduct. On August 24, 2017, the Fifth Chamber of Coordination and Reviews of the MPF ratified the Leniency Agreement. On September 8, 2017, the 10th Federal Court of the Federal District in Brasília ratified the Leniency Agreement.
Revocation or non-compliance with certain provisions of the (i) Plea Bargain Agreements by the individuals party thereto and (ii) the Leniency Agreement by J&F, may result in the applicable Plea Bargain Agreement or the Leniency Agreement, as the case may be, being terminated. The termination of the Plea Bargain Agreements or the Leniency Agreement may cause the termination of certain stabilization agreements entered into by JBS S.A. and certain of its subsidiaries, which would permit the lenders of the debt that is subject to the terms of such stabilization agreements to accelerate such debt. A default by JBS S.A. or acceleration of JBS S.A.’s indebtedness could have a material adverse effect on JBS S.A. and its subsidiaries (including the Company).
J&F is conducting an internal investigation in accordance with the terms of the Leniency Agreement, and has engaged outside advisors to assist in conducting this investigation, which is ongoing, and with which we are fully cooperating.
JBS S.A. and the Company have engaged outside U.S. legal counsel to: (i) conduct an independent investigation in connection with matters disclosed in the Leniency Agreement and the Plea Bargain Agreements; and (ii) communicate with relevant U.S. authorities, including the Department of Justice, regarding the factual findings of that investigation. Additionally, JBS S.A. and the Company have taken, and are continuing to take, measures to enhance their compliance programs, including to prevent and detect bribery and corruption. We cannot predict when the investigations mentioned above will be completed or the results of such investigations, including whether any litigation will be brought against us or the outcome or impact of any resulting litigation. We will monitor the results of the investigations. Any proceedings that require us to make substantial payments, affect our reputation or otherwise interfere with our business operations could have a material adverse effect on our business, financial condition and operating results.
In September 2017, the MPF requested that the Supreme Court of Brazil (Supremo Tribunal Federal or “STF”) terminate the Plea Bargain Agreements of Joesley Mendonça Batista and another executive of J&F on grounds that they failed to disclose certain conduct to the authorities, as required by their Plea Bargain Agreements. In addition, in February 2018, the MPF requested that the STF terminate the Plea Bargain Agreements of Wesley Mendonça Batista and another executive of J&F on grounds that they omitted certain information that should have been disclosed to the authorities under the Plea Bargain Agreements. The termination requests as to all four individuals are currently pending before the STF.
Separately, Joesley Mendonça Batista and Wesley Mendonça Batista are both under investigation by the Securities and Exchange Commission of Brazil (Comissão de Valores Mobiliários) for possible violations of insider trading law involving shares of JBS S.A. and foreign exchange futures contracts prior to the announcement of the Plea Bargain Agreements. Joesley Mendonça Batista and Wesley Mendonça Batista are also facing criminal prosecution by the MPF based on similar allegations.
Any further developments in these matters involving Joesley Mendonça Batista and/or Wesley Mendonça Batista may materially adversely affect the public perception or reputation of JBS S.A. and its subsidiaries (including the Company) and could have a material adverse effect on JBS S.A. and its subsidiaries (including the Company).

20.	RELATED PARTY TRANSACTIONS

Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$1,529	$4,563
JBS Five Rivers	7,096	7,122
JBS Global (U.K.) Ltd.	—	19
JBS Chile Ltda	60	—
J&F Investimentos Ltd.	—	104
Total sales to related parties	$8,685	$11,789

Cost of goods purchased from related parties:
JBS USA Food Company(a)	$27,824	$27,289
Seara Meats B.V.	4,240	3,361
JBS Aves Ltda	703	—
JBS Toledo	165	—
Total cost of goods purchased from related parties	$32,932	$30,650

Expenditures paid by related parties:
JBS USA Food Company(b)	$10,499	$10,949
JBS S.A.	—	1,859
Total expenditures paid by related parties	$10,499	$12,808

Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$2,288	$865
Seara International Ltd.	20	—
Total expenditures paid on behalf of related parties	$2,308	$865

	April 1, 2018	December 31, 2017
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$1,418	$2,826
JBS Chile Ltda.	29	108
Seara International Ltd.	23	15
Seara Meats B.V.	1	2
Total accounts receivable from related parties	$1,471	$2,951

Accounts payable to related parties:
JBS USA Food Company(a)	$3,558	$440
Seara Meats B.V.	1,844	2,410
JBS Toledo	73	39
Total accounts payable to related parties	$5,475	$2,889

(a)
The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of April 1, 2018, approximately $0.8 million of goods purchased from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.

(b)
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

21.    SEGMENT REPORTING
The Company operates in three reportable segments: U.S., U.K. and Europe, and Mexico. The Company measures segment profit as operating income. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S.
On September 8, 2017, the Company acquired Moy Park, one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers, from JBS S.A. in a common-control transaction. Moy Park's results from operations subsequent to the common-control date of September 30, 2015 comprise the U.K. and Europe segment.
On January 6, 2017, the Company acquired GNP, a vertically integrated poultry business with locations in Minnesota and Wisconsin. GNP's results from operations subsequent to the acquisition date are included in the U.S. segment.
Information on segments and a reconciliation to income before income taxes are as follows:

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(In thousands)
U.S.	$1,841,105	$1,736,405
U.K. and Europe	544,300	458,848
Mexico	361,273	284,087
Total net sales	$2,746,678	$2,479,340

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(In thousands)
U.S.	$127,286	$133,556
U.K. and Europe	21,413	14,372
Mexico	52,870	18,772
Elimination	24	24
Total operating income	201,593	166,724
Interest expense, net of capitalized interest	50,300	19,112
Interest income	(1,590)	(368)
Foreign currency transaction losses (gains)	(1,721)	691
Miscellaneous, net	(1,617)	(2,843)
Income before income taxes	$156,221	$150,132
In addition to the net sales reported above, the U.S. segment also generated intersegment net sales of $26.5 million and $20.5 million in the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively, from transactions with the Mexico segment. These intersegment net sales were transacted at market prices.
Information on segments for goodwill and total assets are as follows:

	April 1, 2018	December 31, 2017
	(In thousands)
U.S.	$41,936	$41,936
U.K. and Europe	865,583	834,346
Mexico	125,607	125,607
Total goodwill	$1,033,126	$1,001,889

	April 1, 2018	December 31, 2017
	(In thousands)
U.S.	$4,784,793	$4,444,918
U.K. and Europe	2,202,251	2,226,895
Mexico	969,107	934,511
Eliminations(a)	(1,558,516)	(1,357,672)
Total assets	$6,397,635	$6,248,652

(a)
Eliminations for the period ended April 1, 2018 include the elimination of the U.S. segment's $191.7 million investment in the Mexico segment, the elimination of $111.1 million in intersegment receivables and payables between the U.S. and Mexico segments and the elimination of the U.S. segment's $1.3 billion investment in the U.K. and Europe segment. Eliminations for the period ended December 31, 2017 include the elimination of the U.S. segment's $191.7 million investment in the Mexico segment and the elimination of $111.1 million in intersegment receivables and payables between the U.S. and Mexico segments and the elimination of the U.S. segment's $1.1 billion investment in the U.K. and Europe segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of April 1, 2018, we had approximately 51,400 employees and the capacity to process approximately 45.2 million birds per work week for a total of approximately 13.1 billion pounds of live chicken annually. Approximately 5,200 contract growers supply poultry for our operations. As of April 1, 2018, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.5% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated and Combined Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2018) in this quarterly report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $119.4 million, or $0.48 per diluted common share, for the thirteen weeks ended April 1, 2018. These operating results included gross profit of $287.7 million. During the thirteen weeks ended April 1, 2018, we generated $0.6 million of cash from operations.
Our U.S. and Mexico segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe segment uses wheat as the main ingredient for feed production. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn, one ton of soybean meal and one metric tonne of wheat during the current and previous years:

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price

2018:
First Quarter	$4.01	$3.63	$394.10	$319.60	£139.20	£134.70
2017:
Fourth Quarter	3.68	3.47	346.30	315.50	143.65	136.25
Third Quarter	4.15	3.46	346.20	296.50	154.00	137.25
Second Quarter	3.96	3.66	321.00	297.20	150.00	140.00
First Quarter	3.86	3.55	352.70	314.10	149.15	139.35

(a)	We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
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
For our U.K. and Europe segment, we designate certain derivative financial instruments that we have purchased to mitigate foreign currency transaction exposures as cash flow hedges; therefore, before the settlement date of the financial derivative instruments, we recognize changes in the fair value of the effective portion of the cash flow hedge in accumulated other comprehensive income (loss) while we recognize changes in the fair value of the ineffective portion immediately in earnings. When the derivative financial instruments associated with the effective portion are settled, the amount in accumulated other comprehensive income (loss) is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated and Combined Statements of Income.
During the thirteen weeks ended April 1, 2018 and March 26, 2017, we recognized net gains totaling $6.4 million and net losses totaling $2.9 million, respectively, related to changes in the fair value of our derivative financial instruments.
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
Moy Park Acquisition
On September 8, 2017, we acquired 100% of the issued and outstanding shares of Moy Park from JBS S.A. for cash of $301.3 million and a note payable to the seller in the amount of £562.5 million. Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With 4 fresh processing plants, 10 prepared foods cook plants, 3 feed mills, 6 hatcheries and 1 rendering facility currently operating in Northern Ireland, England, France and the Netherlands, Moy Park possesses the capacity to process approximately 6.1 million birds per seven-day work week, in addition to the capacity to produce approximately 460.0 million pounds of prepared foods per year. Its product portfolio comprises fresh and added-value poultry, ready-to-eat meals, breaded and multi-protein frozen foods, vegetarian foods and desserts, supplied to major food retailers and restaurant chains in Europe (including the U.K.). Moy Park has approximately 10,200 employees as of April 1, 2018. The Moy Park operations comprise our U.K. and Europe segment. See "Note 2. Business Acquisition" of our Condensed Consolidated and Combined Financial Statements included in this report for additional information relating to this acquisition.
The acquisition was treated as a common-control transaction under accounting principles generally accepted in the U.S. (“U.S. GAAP”). A common-control transaction is a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. The accounting and reporting for a transaction between entities under common control is not to be considered a business combination under U.S. GAAP. Accordingly, the Condensed Consolidated and Combined Financial Statements presented for the thirteen weeks ended March 26, 2017 include the accounts of the Company and its majority-owned subsidiaries combined with the accounts of Moy Park. The Condensed Consolidated and Combined Financial Statements presented for the thirteen weeks ended April 1, 2018 and the Condensed Consolidated Balance Sheet presented as of December 31, 2017 include the accounts of the Company and its majority-owned subsidiaries, including Moy Park.
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
We are applying the guidance in Staff Accounting Bulletin ("SAB") 118 when accounting for the enactment-date effects of the Tax Act. As of April 1, 2018, we have not completed our accounting for all of the tax effects of the Tax Act. In certain cases, as described below, we have made a reasonable estimate of certain effects of the Tax Act.  In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on existing accounting under Accounting Standards Codification ("ASC") Topic 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For example, we have yet to make a reasonable estimate for the effect of the various U.S. federal income tax elements of the Tax Act on our state tax rate. In all cases, we will continue to make and refine our calculations as additional analysis is completed. Estimates may also be affected as we gain a more thorough understanding of the Tax Act. These changes could be material to income tax expense.
As of December 31, 2017, we estimated no tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, we did not accrue any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986 for the year ended December 31, 2017.  During the thirteen weeks ended April 1, 2018, we made sufficient progress in our E&P analysis to support a net E&P deficit on accumulated post-1986 deferred foreign income. Therefore, as of April 1, 2018, we estimate no tax liability for the one-time transition tax.  As we continue to refine our E&P analysis, we will adjust our calculations of the one-time transition tax, which could affect the measurement of this liability.
The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Financial Accounting Standards Board (“FASB”) Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined the accounting policy that we will elect. As of April 1, 2018, we estimate no GILTI tax liability.
The Tax Act provides for a foreign-derived intangible income (“FDII”) deduction, which is available to domestic C corporations that derive income from the export of property and services. As of April 1, 2018, we estimated a FDII benefit of $1.2 million, which is reflected in our estimated annual effective tax rate. We will continue to refine our FDII calculations, which may result in changes to this estimated benefit.

Segment and Geographic Reporting
We operate in three reportable segments: U.S., U.K. and Europe, and Mexico. We measure segment profit as operating income. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For geographic reporting purposes, we include Puerto Rico within our U.S. segment and combine the U.K., France and the Netherlands operations into our U.K. and Europe segment. See

"Note 21. Segment Reporting" of our Condensed Consolidated and Combined Financial Statements included in this quarterly report for additional information.
Results of Operations
Thirteen Weeks Ended April 1, 2018 Compared to Thirteen Weeks Ended March 26, 2017
Net sales. Net sales generated in the thirteen weeks ended April 1, 2018 increased $267.3 million, or 10.8%, from net sales generated in the thirteen weeks ended March 26, 2017. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended April 1, 2018	Change from Thirteen Weeks Ended March 26, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$1,841,105	$104,700	6.0%
U.K. and Europe(b)	544,300	85,452	18.6%
Mexico(c)	361,273	77,186	27.2%
Total net sales	2,746,678	267,338	10.8%

(a)
U.S. net sales generated in the thirteen weeks ended April 1, 2018 increased $104.7 million, or 6.0%, from U.S. net sales generated in the thirteen weeks ended March 26, 2017 primarily because of a net sales per pound increase and an increase in prepared foods sales volume. The net sales per pound increase experienced by our U.S. segment contributed $118.8 million, or 6.8 percentage points, to the increase in net sales. The increase in prepared foods sales volume contributed $30.5 million, or 1.8 percentage points, to the increase in net sales. A decrease in fresh chicken sales volume experienced by our U.S. segment partially offset the effect of the increase in net sales per pound had on U.S. net sales by $44.6 million, or 2.6 percentage points. Included in U.S. net sales generated during the thirteen weeks ended April 1, 2018 and March 26, 2017 were net sales to JBS USA Food Company totaling $1.5 million and $4.6 million, respectively.

(b)
U.K. and Europe net sales generated in the thirteen weeks ended April 1, 2018 increased $85.5 million, or 18.6%, from U.K. and Europe net sales generated in the thirteen weeks ended March 26, 2017 primarily because of the favorable impact of foreign currency translation and an increase in sales volume. The favorable impact of foreign currency translation contributed $59.3 million, or 12.9 percentage points, to the increase in net sales. An increase in sales volume contributed $20.2 million, or 4.4 percentage points, and an increase in net sales per pound contributed $5.9 million, or 1.3 percentage points, to the increase in net sales.

(c)
Mexico net sales generated in the thirteen weeks ended April 1, 2018 increased $77.2 million, or 27.2%, from Mexico net sales generated in the thirteen weeks ended March 26, 2017 primarily because of an increase in sales volume, an increase in net sales per pound and a positive impact of foreign currency remeasurement. Increased sales volume resulted in an increase in net sales of $11.9 million, or 4.2 percentage points. The increase in net sales per pound contributed $35.3 million, or 12.4 percentage points, and the favorable impact of foreign currency remeasurement contributed $30.0 million, or 10.6 percentage points, to the increase in net sales.

Gross profit. Gross profit increased by $31.1 million, or 12.1%, from $256.5 million generated in the thirteen weeks ended March 26, 2017 to $287.7 million generated in the thirteen weeks ended April 1, 2018. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended April 1, 2018	Change from Thirteen Weeks Ended March 26, 2017		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	April 1, 2018	March 26, 2017
	In thousands, except percent data
Net sales	$2,746,678	$267,338	10.8%	100.0%	100.0%
Cost of sales(a)(b)(c)	2,459,013	236,208	10.6%	89.5%	89.7%
Gross profit	$287,665	$31,130	12.1%	10.5%	10.3%

Sources of gross profit	Thirteen Weeks Ended April 1, 2018	Change from Thirteen Weeks Ended March 26, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$182,370	$(5,936)	(3.2)%
U.K. and Europe(b)	42,733	1,403	3.4%
Mexico(c)	62,538	35,663	132.7%
Elimination	24	—	—%
Total gross profit	$287,665	$31,130	12.1%

Sources of cost of sales	Thirteen Weeks Ended April 1, 2018	Change from Thirteen Weeks Ended March 26, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$1,658,734	$110,635	7.1%
U.K. and Europe(b)	501,568	84,050	20.1%
Mexico(c)	298,735	41,523	16.1%
Elimination	(24)	—	—%
Total cost of sales	$2,459,013	$236,208	10.6%

(a)
Cost of sales incurred by our U.S. segment during the thirteen weeks ended April 1, 2018 increased $110.6 million, or 7.1%, from cost of sales incurred by our U.S. segment during the thirteen weeks ended March 26, 2017. Cost of sales increased primarily because of an increase in feed cost of $26.9 million resulting from increased grain prices and increased live pounds produced, an increase in freight and storage costs of $26.8 million resulting from increased rates from driver shortages and inclement weather, an increase in grower expenses of $23.9 million resulting from increased pay rates and an increase in labor costs of $18.1 million resulting from an increase in the number of operational employees. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended April 1, 2018 increased $84.1 million, or 20.1%, from cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended March 26, 2017. U.K. and Europe cost of sales increased primarily because an increase in raw material costs of $49.4 million due to increased sales volume and an unfavorable impact of foreign currency translation that contributed $54.6 million to the increase in cost of sales. Other factors affecting cost of sales were individually immaterial.

(c)
Cost of sales incurred by our Mexico segment during the thirteen weeks ended April 1, 2018 increased $41.5 million, or 16.1%, from cost of sales incurred by our Mexico segment during the thirteen weeks ended March 26, 2017. Mexico cost of sales increased primarily because of an unfavorable impact of foreign currency remeasurement that contributed $24.8 million to the increase in cost of sales, a $10.1 million increase in grower expenses due to increases in pay rates and a $5.9 million increase in payroll expenses due to an increase in the number of operational employees. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $34.9 million, or 20.9%, from $166.7 million generated in the thirteen weeks ended March 26, 2017 to $201.6 million generated in the thirteen weeks ended April 1, 2018. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Thirteen Weeks Ended April 1, 2018	Change from Thirteen Weeks Ended March 26, 2017		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	April 1, 2018	March 26, 2017
	(In thousands, except percent data)
Gross profit	$287,665	$31,130	12.1%	10.5%	10.3%
SG&A expense(a)(b)(c)	85,283	(4,528)	(5.0)%	3.1%	3.6%
Administrative restructuring charges(d)(e)	789	789	100.0%	—%	—%
Operating income	$201,593	$34,869	20.9%	7.3%	6.7%

Sources of operating income	Thirteen Weeks Ended April 1, 2018	Change from Thirteen Weeks Ended March 26, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.	$127,286	$(6,270)	(4.7)%
U.K. and Europe	21,413	7,041	49.0%
Mexico	52,870	34,098	181.6%
Elimination	24	—	—%
Total operating income	$201,593	$34,869	20.9%

Sources of SG&A expense	Thirteen Weeks Ended April 1, 2018	Change from Thirteen Weeks Ended March 26, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$54,296	$(454)	(0.8)%
U.K. and Europe(b)	21,319	(5,639)	(20.9)%
Mexico(c)	9,668	1,565	19.3%
Total SG&A expense	$85,283	$(4,528)	(5.0)%

Sources of administrative restructuring charges	Thirteen Weeks Ended April 1, 2018	Change from Thirteen Weeks Ended March 26, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(d)	$789	$789	100.0%
U.K. and Europe	—	—	—%
Mexico	—	—	—%
Total administrative restructuring charges	$789	$789	100.0%

(a)
SG&A expense incurred by our U.S. segment during the thirteen weeks ended April 1, 2018 decreased $0.5 million, or 0.8%, from SG&A expense incurred by our U.S. segment during the thirteen weeks ended March 26, 2017, primarily because of a $1.9 million decrease in management fees resulting from lower allocated incentive compensation and $0.8 million decrease in marketing and development expenses resulting from reduced market research, partially offset by a $2.2 million increase in professional service expenses resulting from increased consulting fees and legal fees related to pending litigation. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended April 1, 2018 decreased $5.6 million, or 20.9%, from SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended March 26, 2017. SG&A expense incurred by our U.K. and Europe segment decreased primarily because of a $3.9 million decrease in selling expenses related to freight and a $1.9 million decrease in management fees paid to JBS S.A. Moy Park no longer pays a management fee to JBS S.A. subsequent to its acquisition by Pilgrim's. Other factors affecting SG&A expense were individually immaterial.

(c)
SG&A expense incurred by our Mexico segment during the thirteen weeks ended April 1, 2018 increased $1.6 million, or 19.3%, from SG&A expense incurred by our Mexico segment during the thirteen weeks ended March 26, 2017. SG&A expense incurred by our Mexico segment increased primarily because of a $0.9 million increase in payroll expenses resulting from an increase in the number of administrative employees and a $0.6 million increase in costs related to employee relations. Other factors affecting SG&A expense were individually immaterial.

(d)
Administrative restructuring charges incurred by our U.S. segment during the thirteen weeks ended April 1, 2018 included $0.5 million in severance costs related to the GNP acquisition and $0.3 million related to the closure of the Luverne, Minnesota facility.

Net interest expense. Net interest expense increased 159.9% to $48.7 million recognized in the thirteen weeks ended April 1, 2018 from $18.7 million recognized in the thirteen weeks ended March 26, 2017 primarily because of early extinguishment of debt related to the redemption of Moy Park's notes and an increase in average borrowings compared to the same period in the prior year. Costs related to the redemption of Moy Park's notes contributed to a $12.9 million increase to interest expense during the thirteen weeks ended April 1, 2018. Average borrowings increased from $1.8 billion in the thirteen weeks ended March 26, 2017 to $2.7 billion in the thirteen weeks ended April 1, 2018. The weighted average interest rate increased from 4.2% in the thirteen weeks ended March 26, 2017 to 5.0% in the thirteen weeks ended April 1, 2018.
Income taxes. Income tax expense decreased to $37.0 million, a 23.7% effective tax rate, for the thirteen weeks ended April 1, 2018 compared to income tax expense of $49.4 million, a 32.9% effective tax rate, for the thirteen weeks ended March 26, 2017. The decrease in income tax expense in 2018 resulted primarily from a reduction in the U.S. corporate income tax rate as a result of the recently enacted Tax Act.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of April 1, 2018:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$580.8
Borrowing arrangements:
U.S. Credit Facility(a)	$750.0	$—	705.2
Mexico Credit Facility(b)	82.5	69.8	12.7
U.K. and Europe Credit Facilities(c)	100.0	12.8	87.2

(a)
Availability under the U.S. Credit Facility (as described below) is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at April 1, 2018 totaled $44.8 million.

(b)
As of April 1, 2018, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $12.7 million.  The Mexico Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.

(c)
As of April 1, 2018, the U.S. dollar-equivalent of the amount available under the U.K. and Europe Credit Facilities (as described below) was $87.2 million.  The U.K. and Europe Credit Facilities provide for loan commitments of £45.0 million (or $63.0 million U.S. dollar equivalent) and €30.0 million (or $37.0 million U.S. dollar equivalent).

Long-Term Debt and Other Borrowing Arrangements
U.S. Senior Notes
On March 11, 2015, we completed a sale of $500.0 million aggregate principal amount of our 5.75% senior notes due 2025. On September 29, 2017, we completed an add-on offering of $250.0 million of these senior notes. The issuance price of this add-on offering was 102.0%, which created gross proceeds of $255.0 million. The additional $5.0 million will be amortized over the remaining life of the senior notes. On March 7, 2018, we completed another add-on offering of $250.0 million of these senior notes (together with the senior notes issued in March 2015 and September 2017, the “Senior Notes due 2025”). The issuance price of this add-on offering was 99.25%, which created gross proceeds of $248.1 million. The $1.9 million discount will be amortized over the remaining life of the senior notes. Each issuance of the Senior Notes due 2025 is treated as a single class for all purposes under the 2015 Indenture (defined below) and have the same terms.
The Senior Notes due 2025 are governed by, and were issued pursuant to, an indenture dated as of March 11, 2015 by and among us, our guarantor subsidiary and Wells Fargo Bank, National Association, as trustee (the “2015 Indenture”). The 2015 Indenture provides, among other things, that the Senior Notes due 2025 bear interest at a rate of 5.75% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on September 15, 2015 for the Senior Notes due 2025 that were issued in March 2015 and beginning on March 15, 2018 for the Senior Notes due 2025 that were issued in September 2017 and March 2018. The Senior Notes due 2025 are guaranteed on a senior unsecured basis by our guarantor subsidiary. In addition, any of our other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2025. The Senior Notes due 2025 and related guarantees are unsecured senior obligations of us and our guarantor subsidiary and rank equally with all of our and our guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes due 2025 and the 2015 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2025 when due, among others.
On September 29, 2017, we completed a sale of $600.0 million aggregate principal amount of our 5.875% senior notes due 2027. On March 7, 2018, we completed an add-on offering of these senior notes (together with the senior notes issued in September 2017, the “Senior Notes due 2027”). The issuance price of this add-on offering was 97.25%, which created gross proceeds of $243.1 million. The $6.9 million discount will be amortized over the remaining life of the Senior Notes due 2027. Each issuance of the Senior Notes due 2027 is treated as a single class for all purposes under the 2017 Indenture (defined below) and have the same terms.
The Senior Notes due 2027 are governed by, and were issued pursuant to, an indenture dated as of September 29, 2017 by and among us, our guarantor subsidiary and U.S. Bank National Association, as trustee (the “2017 Indenture”). The 2017 Indenture provides, among other things, that the Senior Notes due 2027 bear interest at a rate of 5.875% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on March 30, 2018 for the Senior Notes due 2027 that were issued in September 2017 and beginning on March 15, 2018 for the Senior Notes due 2027 that were issued in March 2018. The Senior Notes due 2027 are guaranteed on a senior unsecured basis by our guarantor subsidiary. In addition, any of our other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2027. The Senior Notes due 2027 and related guarantees are unsecured senior obligations of us and our guarantor subsidiary and rank equally with all of our and our guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes due 2027 and the 2017 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2027 when due, among others.
We used the net proceeds from the sale of the Senior Notes due 2025 and the Senior Notes due 2027 that were issued in September 2017 to repay in full the JBS S.A. Promissory Note issued as part of the Moy Park acquisition and for general corporate purposes. We used the net proceeds from the sale of the Senior Notes due 2025 and the Senior Notes due 2027 that were issued in March 2018 to pay the second tender price of Moy Park Notes (as described below), repay a portion of outstanding secured debt, and for general corporate purposes. The Senior Notes due 2025 and the Senior Notes due 2027 were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
Moy Park Senior Notes
On May 29, 2014, Moy Park (Bondco) plc, a subsidiary of Granite Holdings Sàrl, completed the sale of a £200.0 million aggregate principal amount of its 6.25% senior notes due 2021. On April 17, 2015, we completed an add-on offering of £100.0 million of these notes (together with the senior notes issued in May 2014, the “Moy Park Senior Notes”). The Moy Park Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Moy Park Notes are governed by, and were issued pursuant to, an indenture dated as of May 29, 2014 by Moy Park (Bondco) plc, as issuer, Moy Park Holdings (Europe) Limited, Moy Park (Newco) Limited, Moy Park Limited, O’Kane Poultry Limited, as guarantors, and The Bank of New York Mellon, as trustee (the “Moy Park Indenture”). The Moy Park Indenture provides, among other things, that the Moy Park Notes bear interest at a rate of 6.25% per annum from the date of issuance until maturity, payable semiannually in cash in arrears, beginning on November 29, 2014 for the Moy Park Notes that were issued in May 2014 and beginning on May 28, 2015 for the Moy Park Notes that were issued in April 2015. The Moy Park Notes are guaranteed by each of the subsidiary guarantors party to the Moy Park Indenture. The Moy Park Indenture contains customary covenants and events of default that may limit Moy Park (Bondco) plc’s ability and the ability of certain subsidiaries to incur additional debt, declare or pay dividends or make certain investments, among others.
On November 2, 2017, Moy Park (Bondco) plc announced the final results of its previously announced tender offer to purchase for cash any and all of its issued and outstanding Moy Park Notes. As of November 2, 2017, £1.2 million principal amount of Moy Park Notes had been validly tendered (and not validly withdrawn). Moy Park (Bondco) plc purchased all validly tendered (and not validly withdrawn) Moy Park Notes on or prior to November 2, 2017, with such settlement occurring on November 3, 2017.
On March 7, 2018, Moy Park (Bondco) plc announced the final results of its second, previously announced, tender offer to purchase for cash any and all of its issued and outstanding Moy Park Notes. As of March 7, 2018, £233.1 million principal amount of Moy Park Notes had been validly tendered (and not validly withdrawn in the second tender). Moy Park (Bondco) plc purchased all validly tendered (and not validly withdrawn) Moy Park Notes on or prior to March 7, 2018, with such settlement occurring on March 8, 2018.
On April 23, 2018, we gave notice to the Bank of New York Mellon, as trustee, of its intent to redeem all of the Moy Park Notes outstanding on May 29, 2018 (the “Redemption Date”) at the redemption price equal to 101.56% of its principal amount, plus accrued and unpaid interest thereon to, but excluding the Redemption Date. As of April 1, 2018, the Moy Park Notes in an aggregate principal amount of £65.7 million were outstanding.
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
The revolving loan commitment under the U.S. Credit Facility matures on May 6, 2022. All principal on the Term Loans is due at maturity on May 6, 2022. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of April 1, 2018, we had Term Loans outstanding totaling $770.0 million and the amount available for borrowing under the revolving loan commitment was $705.2 million. We had letters of credit of $44.8 million and no borrowings outstanding under the revolving loan commitment as of April 1, 2018.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.50% through April 1, 2018 and, thereafter, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.50% through April 1, 2018 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
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
All obligations under the U.S. Credit Facility continue to be unconditionally guaranteed by certain of our subsidiaries and continue to be secured by a first priority lien on (i) the accounts receivable and our inventory and our non-Mexico subsidiaries, (ii) 100% of the equity interests in our domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in our direct foreign subsidiaries and (iii) substantially all of our assets and the guarantors under the U.S. Credit Facility.
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was 1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility is scheduled to mature on September 27, 2019. As of April 1, 2018, the U.S. dollar-equivalent loan commitment under the Mexico Credit Facility was $82.5 million, and there were $69.8 million outstanding borrowings under the Mexico Credit Facility that bear interest at a per annum rate of 8.80%. As of April 1, 2018, the U.S. dollar-equivalent borrowing availability was $12.7 million.
Moy Park Multicurrency Revolving Facility Agreement
On March 19, 2015, Moy Park Holdings (Europe) Limited, a subsidiary of Granite Holdings Sàrl, and its subsidiaries, entered into an agreement with Barclays Bank plc, which expired on March 19, 2018. The agreement provided for a multicurrency revolving loan commitment of up to £20.0 million.
Moy Park Receivables Finance Agreement
Moy Park Limited, a subsidiary of Granite Holdings Sàrl, entered into a £45.0 million receivables finance agreement on January 29, 2016 (the “Receivables Finance Agreement”), with Barclays Bank plc, which matures on January 29, 2020. Outstanding borrowings under the facility bear interest at a per annum rate equal to LIBOR plus 1.5%. The Receivables Finance Agreement includes an accordion feature that allows us, at any time, to increase the commitments by up to an additional £15.0 million, subject to the satisfaction of certain conditions. As of April 1, 2018, the U.S. dollar-equivalent loan commitment under the Receivables Finance Agreement was $63.0 million and there were no outstanding borrowings.
The Receivables Finance Agreement contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl, a subsidiary of Granite Holdings Sàrl, entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was increased €10.0 million in September 2016 to €30.0 million. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%. As of April 1, 2018, the U.S.

dollar-equivalent loan commitment, borrowing availability and outstanding borrowings under the Invoice Discounting Facility were $37.0 million, $24.2 million and $12.8 million, respectively.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility. Under the Moy Park Receivables Finance Agreement, the Company’s receivables in the U.K. and Europe are sold in exchange for the advances requested. There are no borrowings on the Moy Park Receivables Financing Agreement as of April 1, 2018. In addition, there is no collateral pledged on the other U.K. and Europe credit facilities.
Off-Balance Sheet Arrangements
We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $50.2 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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
Historical Flow of Funds
Thirteen Weeks Ended April 1, 2018
Cash provided by operating activities was $0.6 million for the thirteen weeks ended April 1, 2018. The cash flows provided by operating activities resulted primarily from net income of $119.2 million and net noncash expenses of $75.8 million. These cash flows were offset by the use of $98.8 million in cash related to income taxes, the use of $61.9 million in cash related to trade accounts and other receivables and the use of $29.2 million in cash related to accounts payable, accrued expenses and other current liabilities.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a$61.9 million use of cash related to operating activities for the thirteen weeks ended April 1, 2018. This change is primarily due to customer payment timing.
The change in inventories represented a $19.5 million source of cash related to operating activities for the thirteen weeks ended April 1, 2018. This change resulted primarily from a decrease in our finished chicken products.
The change in prepaid expenses and other current assets represented a $20.8 million use of cash related to operating activities for the thirteen weeks ended April 1, 2018. This change resulted primarily from a net increase in value-added tax receivables.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $29.2 million use of cash related to operating activities for the thirteen weeks ended April 1, 2018. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $98.8 million use of cash related to operating activities for the thirteen weeks ended April 1, 2018. This change resulted primarily from the timing of estimated tax payments.
Net noncash expenses provided $75.8 million in cash related to operating activities for the thirteen weeks ended April 1, 2018. Net noncash expense items included depreciation and amortization of $69.2 million, foreign currency transaction loss related to borrowing arrangements of $5.7 million, and noncash loss on early extinguishment of debt of $3.9 million, which were partially offset by a deferred income tax benefit of $4.7 million.
Cash used in investing activities totaled $75.7 million for the thirteen weeks ended April 1, 2018. Cash used to acquire property, plant and equipment totaled $76.7 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs. Cash proceeds generated from property disposals totaled $1.0 million during the thirteen weeks ended April 1, 2018.
Cash proceeds from financing activities totaled $70.3 million for the thirteen weeks ended April 1, 2018. Cash proceeds from long-term debt totaled $502.3 million and cash proceeds from equity contributions under a tax sharing agreement with JBS USA Food Company Holdings totaled $5.6 million. These sources of cash were partially offset by $433.6 million in cash used for payments on revolving lines of credit, long-term borrowings and capital lease obligations and $4.1 million in cash used to pay capitalized loan costs.
Thirteen Weeks Ended March 26, 2017
Cash provided by operating activities was $66.3 million for the thirteen weeks ended March 26, 2017. The cash flows provided by operating activities were primarily from net income of $100.7 million, net noncash expenses of $79.2 million and changes in income taxes of $25.2 million. These cash flows were offset by the use of $62.5 million in cash related to inventories, the use of $50.5 million in cash related to trade accounts and other receivables and the use of $5.4 million in cash related to accounts payable, accrued expenses and other current liabilities.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $50.5 million use of cash related to operating activities for the thirteen weeks ended March 26, 2017. This change is primarily due to customer payment timing.
The change in inventories represented a $62.5 million use of cash related to operating activities for the thirteen weeks ended March 26, 2017. This change in cash related to inventories was primarily due to increases in our live chicken and finished chicken products and inventories related to the acquisition of JFC LLC and its subsidiaries (together, "GNP").
The change in prepaid expenses and other current assets represented a $17.8 million use of cash related to operating activities for the thirteen weeks ended March 26, 2017. This change resulted primarily from a net increase in value-added tax receivables.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $5.4 million use of cash related to operating activities for the thirteen weeks ended March 26, 2017. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $25.2 million source of cash related to operating activities for the thirteen weeks ended March 26, 2017. This change resulted primarily from the timing of estimated tax payments.
Net noncash expenses provided $79.2 million in cash related to operating activities for the thirteen weeks ended March 26, 2017. Net noncash expense items included depreciation and amortization of $62.7 million, cash proceeds of $12.8 million related to deferred income tax expense, cash proceeds of $2.2 million from foreign currency transactions related to borrowing arrangements and cash proceeds of $1.5 million related to share-based compensation.
Cash used in investing activities totaled $481.2 million for the thirteen weeks ended March 26, 2017. Cash used to acquire GNP, net of cash acquired, totaled $359.7 million, and cash used to acquire property, plant and equipment totaled $121.6 million. Capital expenditures were primarily incurred to improve operational efficiencies, reduce costs and tailor processes to meet specific customer needs in order to further solidify our competitive advantages. Cash proceeds from property disposals totaled $0.2 million.
Cash proceeds from financing activities totaled $318.7 million for the thirteen weeks ended March 26, 2017. Cash proceeds from long-term debt totaled $662.8 million and cash proceeds from equity contributions under a tax sharing agreement with JBS USA Food Company Holdings totaled $5.0 million. These sources of cash were partially offset by $334.5 million in cash used for payments on revolving lines of credit, long-term borrowings and capital lease obligations, and $14.6 million in cash used for the purchase of common stock under a share repurchase program.

Contractual Obligations
Contractual obligations at April 1, 2018 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,795,464	$145,419	$150,045	$650,000	$1,850,000
Interest(c)	979,604	133,768	259,535	246,582	339,719
Capital leases	8,949	5,521	3,395	33	—
Operating leases	238,598	54,877	82,540	56,581	44,600
Derivative liabilities	10,240	10,240	—	—	—
Purchase obligations(d)	320,312	318,946	1,366	—	—
Total	$4,353,167	$668,771	$496,881	$953,196	$2,234,319

(a)
The total amount of unrecognized tax benefits at April 1, 2018 was $11.9 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $44.8 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of April 1, 2018.

(d)
Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Recent Accounting Pronouncements
In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. We adopted this new guidance effective January 1, 2018.
In February 2016, the FASB issued new accounting guidance on lease arrangements, which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. We will adopt this new guidance effective December 31, 2018.
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
In February 2018, the FASB issued an accounting standard update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.
See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated and Combined Financial Statements included in this quarterly report for additional information relating to these new accounting pronouncements.

Critical Accounting Policies
During the thirteen weeks ended April 1, 2018, (i) updates to our critical accounting policies related to the adoption of ASC 2014-09, Revenue from Contracts with Customers on January 1, 2018 are included in “Note 13. Revenue Recognition”, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) other than the changes included in "Note 13. Revenue Recognition", there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
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
Commodity Prices
We purchase certain commodities, primarily corn, soybean meal and wheat, for use as ingredients in the feed we either sell commercially or consume in our live operations. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. In the past, we have from time to time attempted to minimize our exposure to the changing price and availability of such feed ingredients using various techniques, including, but not limited to, (i) executing purchase agreements with suppliers for future physical delivery of feed ingredients at established prices and (ii) purchasing or selling derivative financial instruments such as futures and options.
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of April 1, 2018. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended April 1, 2018, such a change would have resulted in a change to cost of sales of approximately $75.4 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at April 1, 2018 would be $15.3 million, excluding any potential impact on the production costs of our chicken inventories.
We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn and soybean meal prices on April 1, 2018 would have resulted in a change of approximately $0.9 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 30.5% of our total debt at April 1, 2018. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.5 million for the thirteen weeks ended April 1, 2018.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $11.3 million as of April 1, 2018.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a loss of $0.3 million and a loss of $0.6 million in the thirteen weeks ended April 1, 2018 and March 26,

2017, respectively. The average exchange rates for the thirteen weeks ended April 1, 2018 and March 26, 2017 were 18.74 Mexican pesos to 1 U.S. dollar and 20.44 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of April 1, 2018 and March 26, 2017. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico segment at April 1, 2018, such a change would have resulted in a increase in foreign currency transaction losses recognized in the thirteen weeks ended April 1, 2018 of approximately $2.5 million. Based on the net monetary asset position of our Mexico segment at March 26, 2017, such a change would have resulted in a increase in foreign currency transaction losses recognized in the thirteen weeks ended March 26, 2017 of approximately $1.1 million. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Additionally, we are exposed to foreign exchange-related variability of investments and earnings from our foreign investments in Europe (including the U.K.). Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At April 1, 2018, our U.K. and Europe segment had net assets of approximately $2.2 billion, denominated in British pounds, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% adverse change in exchange rates would cause a reduction of $220.7 million to our net assets.

At April 1, 2018, we had foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $40.4 million to hedge a portion of our investments in Europe (including the U.K.). On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound by 10% would result in a $3.5 million negative change in our cash flows on settlement while a weakening of the U.S. dollar against the euro by 10% would result in a $0.5 million negative change in our cash flows on settlement. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Inability to consummate, or effectively integrate, any acquisition, including the acquisition of Moy Park, or to realize the associated anticipated cost savings and operating synergies;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign segments;

•	Restrictions imposed by, and as a result of, Pilgrim's Pride's leverage;

•	Disruptions in international markets and distribution channels;

•	Our ability to maintain favorable labor relations with our employees and our compliance with labor laws;

•	Extreme weather or natural disasters;

•	The impact of uncertainties in litigation; and

•	Other risks described herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 as filed with the SEC.
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
As of April 1, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended April 1, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Our evaluation of internal control over financial reporting did not include the internal control of Moy Park, which the Company acquired in the third quarter of 2017. The amount of total assets and revenue of Moy Park included in our Condensed Consolidated and Combined Financial Statements as of and for the thirteen weeks ended April 1, 2018 was $2.2 billion and $544.3 million, respectively.

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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were brought against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. The defendants, including PPC, filed motions to dismiss these actions. On November 20, 2017, the Court denied all pending motions to dismiss with the exception of certain state-law claims by indirect purchasers that were dismissed or narrowed in scope. Discovery is proceeding and is currently scheduled to be complete by June 13, 2019. In December 2017 and January 2018 four individual direct action complaints (Affiliated Foods, Inc. v. Claxton Poultry Farms, Inc., Case No. 1:17-cv-08850; Winn Dixie Stores, Inc. v. Koch Foods, Inc., Case No. 1:18-cv-00245; Sysco Corp. v. Tyson Foods Inc., et al; Case No. 1:18-cv-00700; and US Foods Inc. v. Tyson Foods Inc., et al; Case No. 1:18-cv-00702) were filed by individual direct purchaser entities, the allegations of which largely mirror those in the class action complaints. The Court’s scheduling order currently requires the substantial completion of document discovery for the class cases by July 18, 2018, with fact discovery ending on June 13, 2019, class certification briefing and expert reports proceeding from July 15, 2019 to March 16, 2020 and summary judgment to proceed 60 days after the Court rules on motions for class certification. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (i) the Company colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) PPC’s revenues during the class period were the result of illegal conduct and (iv) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive. On April 4, 2017, the Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. The plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Court initially held oral argument on January 19, 2018, during which it considered and granted only motions from certain other defendants challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma court occurred on April 20, 2018. Rulings on the motion are pending. Following the Oklahoma court’s dismissal of certain defendants in January 2018, the plaintiffs filed a separate complaint in the U.S. District Court for the District of North Carolina, consisting of the same allegations but strictly against those defendants previously dismissed by the Oklahoma court (the “North Carolina Action”). The plaintiffs sought transfer and consolidation of the North Carolina Action with the Grower Litigation in Oklahoma from the Judicial Panel on Multi-District Litigation (“JPML”). The JPML has scheduled oral argument on the motion for May 31, 2018. In addition, on March 12, 2018, the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) enjoined the plaintiffs from litigating the Grower Litigation complaint as pled against the Company because allegations in the consolidated complaint violate the confirmation order relating to the Company’s bankruptcy proceedings in 2008 and 2009. Specifically, the 2009 bankruptcy confirmation order bars any claims against the Company based on conduct occurring before December 28, 2009. On March 13, 2018, Pilgrim’s notified the trial court of the Bankruptcy Court’s injunction. To date, the plaintiffs have not amended the consolidated complaint to comply with the Bankruptcy Court’s injunction order or the confirmation order.
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
In January 2018, a stockholder derivative action entitled Raul v. Nogueira de Souza, et al., was filed in the U.S. District Court for the District of Colorado against the Company, as nominal defendant, as well as the Company’s directors, its Chief Financial Officer, and majority shareholder, JBS S.A. The complaint alleges, among other things, that (i) defendants permitted the Company to omit material information from its proxy statements filed in 2014 through 2017 related to the conduct of Wesley Mendonça Batista and Joesley Mendonça Batista, (ii) the individual defendants and JBS breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Litigation and issuing false and misleading statements as alleged in the Hogan class action litigation. The defendants are currently in discussions with counsel for the Raul plaintiffs regarding the possibility of consolidating the Raul action with the consolidated state court derivative action, which is currently stayed, or in the alternative, determining a motion to dismiss briefing schedule.
On January 25, 2018, a stockholder derivative action styled as Sciabacucchi v. JBS S.A., et al., was brought against all of PPC’s directors, JBS S.A., JBS USA Holding Lux S.à r.l. (“JBS Holding Lux”) and several members of the Batista family, in the Court of Chancery of the State of Delaware. The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of the Company’s acquisition of Moy Park. On March 15, 2018, the members of the Batista family were dismissed from the action without prejudice by stipulation. On March 20, 2018, nominal defendant PPC filed its answer. On March 20, 2018, the remaining defendants, including PPC’s directors, JBS S.A., and JBS Holding Lux moved to dismiss the complaint. On April 19, 2018, director defendants Bell, Macaluso, and Cooper filed their opening brief in support of their motion to dismiss. On April 19, 2018, defendants JBS S.A., JBS Holding Lux, and director defendants Lovette, Nogueira de Souza, Tomazoni, Farahat, Molina, and de Vasconcellos, Jr. filed their opening brief in support of their motion to dismiss.
We believe we have strong defenses in each of the above litigations and intend to contest them vigorously. We cannot predict the outcome of these actions nor when they will be resolved. If the plaintiffs were to prevail in any of these ligations, we could be liable for damages, which could be material and could adversely affect our financial condition or results of operations.
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
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 31, 2017, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.
ITEM 5.     OTHER INFORMATION
Issuance of Additional Senior Notes

On March 7, 2018, the Company completed a sale of $250 million aggregate principal amount of its 5.750% Senior Notes due 2025 (the “Second Additional Senior Notes due 2025”) and of $250 million aggregate principal amount of its 5.875% Senior Notes due 2027 (the “Additional Senior Notes due 2027” and, together with the Second Additional Senior Notes due 2025, the “Notes”). The Company used the net proceeds from the sale of the Notes to pay the tender price of Moy Park Notes described below, repay a portion of outstanding secured debt, and for general corporate purposes.
The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Company issued the Second Additional Senior Notes due 2025 pursuant to the Company’s existing Indenture dated as of March 11, 2015 by and among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc., and Wells Fargo Bank, National Association, as Trustee (the “2025 Indenture”). The 2025 Indenture provides, among other things, that the Second Additional Senior Notes due 2025 will bear interest at a rate of 5.750% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on March 15, 2018. The Second Additional Senior Notes due 2025 were issued at a price of 99.25% of the aggregate principal amount. The Second Additional Senior Notes due 2025 are guaranteed on a senior unsecured basis by Pilgrim’s Pride Corporation of West Virginia, Inc., Gold’n Plump Poultry, LLC, Gold’n Plump Farms, LLC and JFC LLC (the “Guarantors”). The Second Additional Senior Notes due 2025 and related guarantees are unsecured senior obligations of the Company and Guarantors and rank equally with all of the Company’s and Guarantors’ other unsubordinated indebtedness. The Second Additional Senior Notes due 2025 will be treated as a single class with the existing 2025 senior notes (including those issued in an add-on offering on September 29, 2017) for all purposes under the 2025 Indenture and will have the same terms as those of the existing 2025 senior notes.
The Additional Senior Notes due 2027 are governed by, and were issued pursuant to, the Company’s Indenture dated as of September 29, 2017 by and among the Company, the Guarantors, and U.S. Bank National Association, as Trustee (the “2027 Indenture” and, together with the 2025 Indenture, the “Indentures”). The 2027 Indenture provides, among other things, that the 2027 Notes will bear interest at a rate of 5.875% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on March 15, 2018. The Additional Senior Notes due 2027 were issued at a price of 97.25% of the aggregate principal amount. The 2027 Notes are guaranteed on a senior unsecured basis by the Guarantors. The 2027 Notes and related guarantees are unsecured senior obligations of the Company and Guarantors and rank equally with all of the Company’s and Guarantors’ other unsubordinated indebtedness. The Additional Senior Notes due 2027 will be treated as a single class with the existing 2027 senior notes for all purposes under the 2027 Indenture and will have the same terms as those of the existing 2027 senior notes.
The Notes and the Indentures also contain customary covenants and events of default, including failure to pay principal or interest on the Notes when due, among others.
Tender of Moy Park Senior Notes
On February 21, 2018, Moy Park (Bondco) plc, a public limited company incorporated under the laws of Northern Ireland (“Bondco”), initiated an offer to purchase for cash any and all of the outstanding £298.8 million aggregate principal amount of 6.25% Senior Notes due 2021 issued by Bondco and guaranteed by Moy Park Holdings (Europe) Ltd., a private company incorporated under the laws of Northern Ireland (“Moy Park”), and certain of its subsidiaries (the “Moy Park Notes”), upon the terms and subject to the conditions set forth in the offer to purchase distributed to holders of the Moy Park Notes on February 21, 2018 (the “Offer”). The Offer was made by Bondco on behalf of itself and Moy Park, a guarantor under the Moy Park Notes to comply with the Indenture, dated as of May 29, 2014, as amended, among Bondco, the guarantors party thereto, The Bank of New York Mellon, as trustee, registrar, transfer agent and New York paying agent, The Bank of New York Mellon, London Branch, as principal paying agent, and The Bank of New York Mellon SA/NV, Dublin Branch, as Irish paying agent, under which the Moy Park Notes were issued.
On March 7, 2018, Bondco announced the final results of its tender offer to purchase for cash any and all of its issued and outstanding Moy Park Notes. As of March 7, 2018, £233.1 million principal amount of Moy Park Notes had been validly tendered (and not validly withdrawn). Bondco purchased all validly tendered (and not validly withdrawn) Moy Park Notes on or prior to March 7, 2018, with such settlement occurring on March 8, 2018.

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
3.2
Amended and Restated Corporate Bylaws of Pilgrim’s Pride Corporation, as amended (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on November 8, 2017).

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

4.6
Indenture dated as of September 29, 2017 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc., Gold’n Plump Poultry, LLC, Gold’n Plump Farms, LLC, JFC LLC and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on October 3, 2017).

4.7	Form of Senior 5.750% Note due 2025 (included in Exhibit 4.5).
4.8	Form of Senior 5.875% Note due 2027 (included in Exhibit 4.6).
12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended April 1, 2018 and March 26, 2017.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: May 10, 2018	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)