Form 10-Q
period 2018-07-01
PILGRIMS PRIDE CORP
filed 2018-08-02
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of August 1, 2018, was 248,980,659.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$640,842	$581,510
Restricted cash	33,185	8,021
Trade accounts and other receivables, less allowance for doubtful accounts	589,933	565,478
Accounts receivable from related parties	1,179	2,951
Inventories	1,190,017	1,255,070
Prepaid expenses and other current assets	132,820	102,550
Assets held for sale	2,904	708
Total current assets	2,590,880	2,516,288
Deferred tax assets	3,149	—
Other long-lived assets	18,276	18,165
Identified intangible assets, net	593,751	617,163
Goodwill	982,560	1,001,889
Property, plant and equipment, net	2,113,953	2,095,147
Total assets	$6,302,569	$6,248,652

Accounts payable	$815,696	$733,027
Accounts payable to related parties	26,941	2,889
Revenue contract liability	32,200	36,607
Accrued expenses and other current liabilities	407,442	410,152
Income taxes payable	60,174	222,073
Current maturities of long-term debt	44,606	47,775
Total current liabilities	1,387,059	1,452,523
Long-term debt, less current maturities	2,584,486	2,635,617
Deferred tax liabilities	196,561	208,492
Other long-term liabilities	80,045	96,359
Total liabilities	4,248,151	4,392,991
Common stock	2,604	2,602
Treasury stock	(231,758)	(231,758)
Additional paid-in capital	1,938,140	1,932,509
Retained earnings	399,902	173,943
Accumulated other comprehensive income (loss)	(63,584)	(31,140)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,045,304	1,846,156
Noncontrolling interest	9,114	9,505
Total stockholders’ equity	2,054,418	1,855,661
Total liabilities and stockholders’ equity	$6,302,569	$6,248,652
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(In thousands, except per share data)
Net sales	$2,836,713	$2,752,286	$5,583,391	$5,231,626
Cost of sales	2,562,491	2,277,454	5,021,504	4,500,410
Gross profit	274,222	474,832	561,887	731,216
Selling, general and administrative expense	87,975	92,148	173,258	181,808
Administrative restructuring charges	1,135	4,349	1,924	4,349
Operating income	185,112	378,335	386,705	545,059
Interest expense, net of capitalized interest	40,267	22,567	90,567	41,679
Interest income	(4,834)	(1,104)	(6,424)	(1,472)
Foreign currency transaction loss (gain)	5,630	(2,303)	3,909	(1,612)
Miscellaneous, net	(817)	(1,272)	(2,434)	(4,115)
Income before income taxes	144,866	360,447	301,087	510,579
Income tax expense	38,522	115,256	75,519	164,650
Net income	106,344	245,191	225,568	345,929
Less: Net income from Granite Holdings Sàrl prior to acquisition by Pilgrim's Pride Corporation	—	11,118	—	17,393
Less: Net income (loss) attributable to noncontrolling interests	(197)	432	(391)	974
Net income attributable to Pilgrim’s Pride Corporation	$106,541	$233,641	$225,959	$327,562

Weighted average shares of Pilgrim's Pride Corporation common stock outstanding:
Basic	248,981	248,753	248,909	248,722
Effect of dilutive common stock equivalents	76	220	116	228
Diluted	249,057	248,973	249,025	248,950

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.43	$0.94	$0.91	$1.32
Diluted	$0.43	$0.94	$0.91	$1.32
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(In thousands)
Net income	$106,344	$245,191	$225,568	$345,929
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	(92,696)	53,269	(40,131)	67,096
Income tax effect	1,661	—	1,624	—
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(88)	640	(103)	718
Reclassification to net earnings for losses (gains) realized	222	(116)	472	(67)
Available-for-sale securities
Gains arising during the period	858	—	1,232	—
Income tax effect	(209)	—	(300)	—
Reclassification to net earnings for gains realized	(727)	—	(899)	—
Income tax effect	177	—	219	—
Defined benefit plans
Gains (losses) arising during the period	693	(6,362)	6,592	(4,471)
Income tax effect	(171)	2,401	(1,605)	1,687
Reclassification to net earnings of losses realized	300	233	601	466
Income tax effect	(73)	(88)	(146)	(176)
Total other comprehensive income (loss), net of tax	(90,053)	49,977	(32,444)	65,253
Comprehensive income	16,291	295,168	193,124	411,182
Less: Comprehensive income for Granite Holdings Sàrl prior to acquisition by Pilgrim's Pride Corporation	—	64,912	—	85,140
Less: Comprehensive income (loss) attributable to noncontrolling interests	(197)	432	(391)	974
Comprehensive income attributable to Pilgrim's Pride Corporation	$16,488	$229,824	$193,515	$325,068
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Pilgrim's Pride Corporation balance at December 31, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,932,509	$173,943	$(31,140)	$9,505	$1,855,661
Net income (loss)	—	—	—	—	—	225,959	—	(391)	225,568
Other comprehensive income, net of tax	—	—	—	—	—	—	(32,444)	—	(32,444)
Share-based compensation plans:
Common stock issued under compensation plans	228	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	5,633	—	—	—	5,633
Balance at July 1, 2018	260,396	$2,604	(11,416)	$(231,758)	$1,938,140	$399,902	$(63,584)	$9,114	$2,054,418

Pilgrim's Pride Corporation balance at December 25, 2016	259,682	$2,597	(10,636)	$(217,117)	$1,686,742	$(520,635)	$(64,243)	$9,403	$896,747
Granite Holdings Sàrl balance at December 25, 2016	13,000	304,691	—	—	1,413,590	(262,150)	(265,615)	(1,131)	1,189,385
Combined balance at December 25, 2016	272,682	307,288	(10,636)	(217,117)	3,100,332	(782,785)	(329,858)	8,272	2,086,132
Net income	—	—	—	—	—	344,955	—	974	345,929
Other comprehensive income, net of tax	—	—	—	—	—	—	65,253	—	65,253
Share-based compensation plans:
Common stock issued under compensation plans	486	5	—	—	(5)	—	—	—	—
Requisite service period recognition	—	—	—	—	1,947	—	—	—	1,947
Common stock purchased under share repurchase program	—	—	(780)	(14,641)	—	—	—	—	(14,641)
Balance at June 25, 2017	273,168	$307,293	(11,416)	$(231,758)	$3,102,274	$(437,830)	$(264,605)	$9,246	$2,484,620
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017
	(In thousands)
Cash flows from operating activities:
Net income	$225,568	$345,929
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	139,479	132,613
Noncash loss on early extinguishment of debt	4,918	—
Foreign currency transaction loss related to borrowing arrangements	4,221	5,634
Amortization of premium related to Senior Notes	(334)	—
Accretion of discount related to Senior Notes	321	—
Asset impairment	573	3,534
Loss (gain) on property disposals	239	(768)
Gain on equity-method investments	(32)	(30)
Share-based compensation	5,633	1,947
Deferred income tax expense (benefit)	(11,927)	25,857
Changes in operating assets and liabilities:
Trade accounts and other receivables	(31,913)	(93,391)
Inventories	60,303	(93,901)
Prepaid expenses and other current assets	(31,099)	(15,323)
Accounts payable, accrued expenses and other current liabilities	103,991	(46,506)
Income taxes	(161,571)	73,207
Long-term pension and other postretirement obligations	(5,323)	(3,916)
Other operating assets and liabilities	942	(1,337)
Cash provided by operating activities	303,989	333,549
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(155,188)	(197,989)
Purchase of acquired businesses, net of cash acquired	—	(359,698)
Proceeds from property disposals	1,205	1,466
Cash used in investing activities	(153,983)	(556,221)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	604,062	1,013,662
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(673,452)	(591,904)
Proceeds from equity contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	5,558	5,038
Payment of capitalized loan costs	(5,708)	(2,777)
Purchase of common stock under share repurchase program	—	(14,641)
Cash provided by (used in) financing activities	(69,540)	409,378
Effect of exchange rate changes on cash and cash equivalents	4,030	9,273
Increase in cash, cash equivalents and restricted cash	84,496	195,979
Cash, cash equivalents and restricted cash, beginning of period	589,531	297,524
Cash, cash equivalents and restricted cash, end of period	$674,027	$493,503
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken products to approximately 100 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of July 1, 2018, Pilgrim’s had approximately 51,600 employees and the capacity to process approximately 45.3 million birds per work week for a total of more than 12.8 billion pounds of live chicken annually. Approximately 5,200 contract growers supply poultry for the Company’s operations. As of July 1, 2018, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.5% of the Company’s outstanding common stock.
Condensed Consolidated and Combined Financial Statements
The accompanying unaudited condensed consolidated and combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended July 1, 2018 are not necessarily indicative of the results that may be expected for the year ending December 30, 2018. For further information, refer to the consolidated and combined financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.
Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2018) in the notes to these Condensed Consolidated and Combined Financial Statements applies to our fiscal year and not the calendar year.
On September 8, 2017, a subsidiary of the Company acquired 100% of the issued and outstanding shares of Granite Holdings Sàrl and its subsidiaries (together, “Moy Park”) from JBS in a common-control transaction. Moy Park was acquired by JBS from an unrelated third party on September 30, 2015. The Condensed Consolidated and Combined Financial Statements presented for the thirteen and twenty-six weeks ended June 25, 2017 include the accounts of the Company and its majority-owned subsidiaries combined with the accounts of Moy Park. The Condensed Consolidated and Combined Financial Statements presented for the thirteen and twenty-six weeks ended July 1, 2018 and the Condensed Consolidated Balance Sheet presented as of December 31, 2017 include the accounts of the Company and its majority-owned subsidiaries, including Moy Park. We eliminate all significant affiliate accounts and transactions upon consolidation.
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

The Company reported an adjustment resulting from the translation of a British pound-denominated note payable owed to JBS as a component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet as of July 1, 2018. The Company designated this note payable as a hedge of its net investment in Moy Park.
The Company or its subsidiaries may use derivatives for the purpose of mitigating exposure to changes in foreign currency exchange rates. Foreign currency transaction gains or losses are reported in the Condensed Consolidated and Combined Statements of Income.
We made the following reclassification to the Condensed Consolidated Balance Sheet presented as of December 31, 2017 in order to conform to the Condensed Consolidated Balance Sheet presented as of July 1, 2018:

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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated and Combined Statements of Cash Flows:

	July 1, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$640,842	$581,510
Restricted cash	33,185	8,021
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated and Combined Statements of Cash Flows	$674,027	$589,531
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
In February 2016, the FASB issued new accounting guidance on lease arrangements, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The provisions of the new guidance will be effective as of the beginning of our 2019 calendar year. We have elected to adopt the new standard as of the beginning of our 2019 fiscal year. We are currently assessing our leasing and other arrangements, and evaluating the impact of the new guidance on these arrangements and our financial statements. Implementation of a system solution to track, account for and provide required disclosures of leasing agreements is in process with completion expected prior to the required adoption date.
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

In July 2018, the FASB issued an accounting standard update to improve non-employee share-based payment accounting. The accounting standard update more closely aligns the accounting for employee and non-employee share based payments. The accounting standards update is effective as of the beginning of our 2019 calendar year with early adoption permitted. We are currently evaluating the impacts of the new guidance on our financial statements and have not yet selected an adoption date.

2.	BUSINESS ACQUISITION
On September 8, 2017, the Company purchased 100% of the issued and outstanding shares of Moy Park from JBS for cash of $301.3 million and a note payable to the seller in the amount of £562.5 million (the "JBS S.A. Promissory Note"). Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With 4 fresh processing plants, 10 prepared foods cook plants, 3 feed mills, 6 hatcheries and 1 rendering facility currently operating in Northern Ireland, England, France and the Netherlands, Moy Park possesses the capacity to process approximately 6.1 million birds per seven-day work week, in addition to the capacity to produce approximately 460.0 million pounds of prepared foods per year. Its product portfolio comprises fresh and further processed poultry, ready-to-eat meals, breaded and multi-protein frozen foods, vegetarian foods and desserts, supplied to major food retailers and restaurant chains in Europe (including the U.K.). Moy Park has approximately 10,300 employees as of July 1, 2018. The Moy Park operations comprise our U.K. and Europe segment.
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
Transaction costs incurred in conjunction with the acquisition were approximately $19.9 million. These costs were expensed as incurred. Beginning September 8, 2017, the results of operations and financial position of Moy Park have been included in the consolidated results of operations and financial position of the Company. The results of operations and financial position of Moy Park have been combined with the results of operations and financial position of Pilgrim's from September 30, 2015, the common control date, through September 7, 2017. Net sales generated by Moy Park during the thirteen weeks ended July 1, 2018 and June 25, 2017 were $563.1 million and $500.7 million, respectively. Net sales generated by Moy Park during the twenty-six weeks ended July 1, 2018 and June 25, 2017 were $1,107.4 million and $959.5 million, respectively. Moy Park generated net income during the thirteen weeks ended July 1, 2018 and June 25, 2017 totaling $19.3 million and $11.1 million, respectively. Moy Park generated net income during the twenty-six weeks ended July 1, 2018 and June 25, 2017 totaling $21.8 million and $17.4 million, respectively.
The following unaudited pro forma information presents the combined financial results for the Company and Moy Park as if the acquisition had been completed at the beginning of the Company’s prior year, December 25, 2016.

	Twenty-Six Weeks Ended July 1, 2018	Twenty-Six Weeks Ended June 25, 2017
	(In thousands, except per share amount)
Net sales	$5,583,391	$5,231,626
Net income attributable to Pilgrim's Pride Corporation	226,185	314,946
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	0.91	1.27
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
As of July 1, 2018 and December 31, 2017, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments and foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	July 1, 2018
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$18,590	$18,590
Commodity options instruments	88	88
Foreign currency instruments	527	527
Fair value liabilities:
Commodity futures instruments	(25,920)	(25,920)
Commodity options instruments	(16,641)	(16,641)
Foreign currency instruments	(278)	(278)

	December 31, 2017
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$301	$301
Commodity options instruments	421	421
Foreign currency instruments	45	45
Fair value liabilities:
Commodity futures instruments	(296)	(296)
Commodity option instruments	(3,551)	(3,551)
Foreign currency instruments	(211)	(211)
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

The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	July 1, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(1,002,698)	$(960,000)	$(750,000)	$(774,375)
Fixed-rate senior notes payable at 5.875%, at Level 1 inputs	(843,359)	(791,716)	(604,820)	(619,080)
Fixed-rate senior notes payable at 6.25%, at Level 1 inputs	—	—	(403,444)	(418,787)
Secured loans, at Level 3 inputs	(580)	(576)	(873)	(855)
See “Note 11. Long-Term Debt and Other Borrowing Arrangements” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair value of the Company’s Level 1 fixed-rate debt obligations was based on the quoted market price at July 1, 2018 or December 31, 2017, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows at July 1, 2018 or December 31, 2017, as applicable.
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
4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	July 1, 2018	December 31, 2017
	(In thousands)
Trade accounts receivable	$559,778	$548,472
Notes receivable - current	5,130	5,130
Other receivables	33,403	20,021
Receivables, gross	598,311	573,623
Allowance for doubtful accounts	(8,378)	(8,145)
Receivables, net	$589,933	$565,478

Account receivable from related parties(a)	$1,179	$2,951
(a)    Additional information regarding accounts receivable from related parties is included in “Note 20. Related Party Transactions.”
Activity in the allowance for doubtful accounts for the twenty-six weeks ended July 1, 2018 was as follows (in thousands):

Balance, beginning of period	$(8,145)
Provision charged to operating results	(1,132)
Account write-offs and recoveries	894
Effect of exchange rate	5
Balance, end of period	$(8,378)

5.     INVENTORIES
Inventories consisted of the following:

	July 1, 2018	December 31, 2017
	(In thousands)
Raw materials and work-in-process	$751,534	$722,083
Finished products (a)	345,158	444,796
Operating supplies	38,770	35,442
Maintenance materials and parts	54,555	52,749
Total inventories	$1,190,017	$1,255,070

(a)
Finished products contains a $54.4 million reclassification related to both in-transit and non-chicken finished products that were previously presented in Feed, eggs and other on our annual report on Form 10-K for the year ended December 31, 2017 to conform to the inventories presented as of July 1, 2018.

6.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	July 1, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$524,806	$524,806	$330,456	$330,456
Other	1,323	1,323	942	942
Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains during the thirteen and twenty-six weeks ended July 1, 2018 related to the Company’s available-for-sale securities totaled $1.8 million and $2.9 million while gross realized losses were immaterial. Gross realized gains during the thirteen and twenty-six weeks ended June 25, 2017 related to the Company’s available-for-sale securities totaled $1.0 million and $1.1 million while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short or long-term investments are historically disclosed in the Condensed Consolidated and Combined Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the thirteen and twenty-six weeks ended July 1, 2018 and June 25, 2017 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the thirteen and twenty-six weeks ended July 1, 2018 and June 25, 2017 are disclosed in “Note 15. Stockholders’ Equity”.

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
The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post collateral for changes in the net fair value of the derivative contracts.
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
The Company recognized net losses of $24.0 million and net gains of $3.2 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively. The Company recognized net losses of $17.6 million and net gains of $0.3 million related to changes in the fair value of its derivative financial instruments during the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively. Information regarding the Company’s outstanding derivative instruments and collateral posted with (owed to) brokers is included in the following table:

	July 1, 2018	December 31, 2017
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$18,678	$722
Commodity derivative liabilities	(42,561)	(3,847)
Foreign currency derivative assets	527	45
Foreign currency derivative liabilities	(278)	(211)
Collateral posted with brokers(a)	33,185	8,021
Derivatives coverage(b):
Corn	24.7%	3.1%
Soybean meal	18.4%	1.7%
Period through which stated percent of needs are covered:
Corn	March 2019	March 2019
Soybean meal	July 2019	December 2018

(a)	Collateral posted with brokers consists primarily of cash, short term treasury bills, or other cash equivalents.

(b)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(In thousands)
Foreign currency derivatives	$(98)	$622	$(97)	$698
Total	$(98)	$622	$(97)	$698

	Net Realized Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(In thousands)
Foreign currency derivatives	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(In thousands)
Foreign currency derivatives	$222	$(116)	$472	$(67)
Total	$222	$(116)	$472	$(67)
At July 1, 2018, the pre-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated and Combined Statements of Income during the next twelve months are $0.1 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) to earnings.

8.	GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the twenty-six weeks ended July 1, 2018 was as follows:

	December 31, 2017	Currency Translation	July 1, 2018
	(In thousands)
U.S.	$41,936	$—	$41,936
U.K. and Europe	834,346	(19,329)	815,017
Mexico	125,607	—	125,607
Total	$1,001,889	$(19,329)	$982,560

Identified intangible assets consisted of the following:

	December 31, 2017	Amortization	Currency Translation	Reclassification	July 1, 2018
	(In thousands)
Carrying amount:
Trade names	$79,686	$—	$—	$(1,343)	$78,343
Customer relationships	251,952	—	(2,070)	1,343	251,225
Non-compete agreements	320	—	—	—	320
Trade names not subject to amortization	403,594	—	(8,563)	—	395,031
Accumulated amortization:
Trade names	(40,888)	(1,864)	—	623	(42,129)
Customer relationships	(77,194)	(11,586)	675	(623)	(88,728)
Non-compete agreements	(307)	(4)	—	—	(311)
Total identified intangible assets	$617,163	$(13,454)	$(9,958)	$—	$593,751
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years
At July 1, 2018, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.

9.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	July 1, 2018	December 31, 2017
	(In thousands)
Land	$196,934	$205,087
Buildings	1,675,963	1,681,610
Machinery and equipment	2,622,713	2,533,522
Autos and trucks	60,731	58,159
Construction-in-progress	210,970	187,094
PP&E, gross	4,767,311	4,665,472
Accumulated depreciation	(2,653,358)	(2,570,325)
PP&E, net	$2,113,953	$2,095,147
The Company recognized depreciation expense of $61.9 million and $61.9 million during the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively. The Company recognized depreciation expense of $122.6 million and $117.3 million during the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively.
During the twenty-six weeks ended July 1, 2018, Pilgrim's spent $155.2 million on capital projects and transferred $109.6 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the twenty-six weeks ended July 1, 2018 to improve efficiencies and reduce costs. During the twenty-six weeks ended June 25, 2017, the Company spent $198.0 million on capital projects and transferred $159.1 million of completed projects from construction-in-progress to depreciable assets.
During the thirteen and twenty-six weeks ended July 1, 2018, the Company sold certain PP&E for $0.2 million and $1.2 million, respectively, in cash and recognized net loss on these sales of $0.1 million and $0.2 million, respectively. PP&E sold in twenty-six weeks ended July 1, 2018 included a processing plant in Alabama and miscellaneous equipment. During the thirteen and twenty-six weeks ended June 25, 2017, the Company sold certain PP&E for cash of $1.3 million and $1.5 million, respectively and recognized net gain on these sales of $0.9 million and $0.8 million, respectively. PP&E sold in the twenty-six weeks ended June 25, 2017 included poultry farms in Alabama and Texas, vacant land in Texas and miscellaneous equipment.
Management has committed to the sale of a processing complex in Minnesota and miscellaneous equipment that no longer fit into the operating plans of the Company. The Company is actively marketing these assets for immediate sale and believes a sale of each asset can be consummated within the next 12 months. At July 1, 2018 and December 31, 2017, the Company reported properties and related assets totaling $2.9 million and $0.7 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The fair values of the Minnesota processing complex and the miscellaneous equipment that were classified as assets held for sale as of July 1, 2018 were both based on quoted market prices.
The Company tested the recoverability of its Minnesota processing complex held for sale as of April 1, 2018 and July 1, 2018. The Company determined that the aggregate carrying amount at April 1, 2018 of this asset group was not recoverable over the remaining life of the primary asset in the group and recognized impairment cost of $0.5 million within the U.S. segment, which it reported in the line item Administrative restructuring charges on its Condensed Consolidated and Combined Statements of Income. The Company determined that the aggregate carrying amount at July 1, 2018 of this asset group was recoverable over the remaining life of the primary asset in the group.
The Company has closed or idled various facilities in the U.S. and in the U.K. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At July 1, 2018, the carrying amounts of these idled assets totaled $49.3 million based on depreciable value of $170.0 million and accumulated depreciation of $120.7 million.
At July 1, 2018, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.

10.	CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	July 1, 2018	December 31, 2017
	(In thousands)
Accounts payable:
Trade accounts	$740,943	$661,759
Book overdrafts	60,857	56,022
Other payables	13,896	15,246
Total accounts payable	815,696	733,027
Accounts payable to related parties(a)	26,941	2,889
Revenue contract liability(b)	32,200	36,607
Accrued expenses and other current liabilities:
Compensation and benefits	134,377	181,678
Interest and debt-related fees	36,142	29,750
Insurance and self-insured claims	82,590	79,911
Derivative liabilities:
Commodity futures	25,920	296
Commodity options	16,641	3,551
Foreign currency derivatives	278	211
Other accrued expenses	111,494	114,755
Total accrued expenses and other current liabilities	407,442	410,152
	$1,282,279	$1,182,675
(a)    Additional information regarding accounts payable to related parties is included in “Note 20. Related Party Transactions.”

(b)    Additional information regarding revenue contract liabilities is included in “Note 13. Revenue Recognition.”
11.    LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	July 1, 2018	December 31, 2017
		(In thousands)
Long-term debt and other long-term borrowing arrangements:
Senior notes payable, net of premium and discount at 5.75%	2025	$1,002,698	$754,820
Senior notes payable, net of discount at 5.875%	2027	843,359	600,000
Senior notes payable at 6.25%	2021	—	403,444
U.S. Credit Facility (defined below):
Term note payable at 3.60%	2022	760,000	780,000
Revolving note payable at 5.25%	2022	—	73,262
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 0.95%	2019	—	76,307
Moy Park Multicurrency Revolving Facility with notes payable at LIBOR rate plus 2.5%	2018	—	9,590
Moy Park France Invoice Discounting Revolver with payables at EURIBOR plus 0.8%	2018	—	1,815
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	39,624	—
Secured loans with payables at weighted average of 3.74%	Various	580	873
Capital lease obligations	Various	6,322	9,239
Long-term debt		2,652,583	2,709,350
Less: Current maturities of long-term debt		(44,606)	(47,775)
Long-term debt, less current maturities		2,607,977	2,661,575
Less: Capitalized financing costs		(23,491)	(25,958)
Long-term debt, less current maturities, net of capitalized financing costs:		$2,584,486	$2,635,617
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
On September 29, 2017, the Company completed a sale of $600.0 million aggregate principal amount of its 5.875% senior notes due 2027. On March 7, 2018, the Company completed an add-on offering of $250.0 million of these senior notes (together with the senior notes issued in September 2017, the “Senior Notes due 2027”). The issuance price of this add-on offering was 97.25%, which created gross proceeds of $243.1 million. The $6.9 million discount will be amortized over the remaining life of the Senior Notes due 2027. Each issuance of the Senior Notes due 2027 is treated as a single class for all purposes under the 2017 Indenture (defined below) and have the same terms.
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
The Senior Notes due 2025 and the Senior Notes due 2027 are each guaranteed on a senior unsecured basis by the Company’s guarantor subsidiary. In addition, any of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2025 and the Senior Notes due 2027. The Senior Notes due 2025 and the Senior Notes due 2027 and related guarantees are unsecured senior obligations of the Company and its guarantor subsidiary and rank equally with all of the Company’s and its guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes due 2025, the 2015 Indenture, the Senior Notes due 2027 and the 2017 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2025 and the Senior Notes due 2027 when due, among others.
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
Moy Park Senior Notes
Between May 29, 2014 and April 17, 2015, Moy Park (Bondco) plc completed the sale of £300.0 million aggregate principal amount of its 6.25% senior notes due 2021 (the “Moy Park Senior Notes”). Between November 3, 2017 and March 8, 2018, Moy Park (Bondco) plc completed the purchase for cash of the Moy Park Senior Notes through a tender offer. As of March 8, 2018, £234.3 million principal amount of Moy Park Senior Notes had been validly tendered and purchased by Moy Park (Bondco) plc.
On May 29, 2018, Moy Park (Bondco) plc redeemed all remaining Moy Park Senior Notes outstanding at the redemption price equal to 101.56% of the principal amount, plus accrued and unpaid interest. The principal value of the Moy Park Senior Notes redeemed on May 29, 2018 was £65.7 million. As of July 1, 2018, there are no Moy Park Senior Notes outstanding.
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
The revolving loan commitment under the U.S. Credit Facility matures on May 6, 2022. All principal on the Term Loans is due at maturity on May 6, 2022. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of July 1, 2018, the Company had Term Loans outstanding totaling $760.0 million and the amount available for borrowing under the revolving loan commitment was $705.1 million. The Company had letters of credit of $44.9 million and no borrowings outstanding under the revolving loan commitment as of July 1, 2018.
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
All obligations under the U.S. Credit Facility continue to be unconditionally guaranteed by certain of the Company’s subsidiaries and continue to be secured by a first priority lien on (i) the accounts receivable and inventory of our Company and its non-Mexico subsidiaries, (ii) 100% of the equity interests in the Company's domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in our direct foreign subsidiaries and (iii) substantially all of the assets of the Company and the guarantors under the U.S. Credit Facility.
On July 20, 2018, the Company, and certain of the Company's subsidiaries entered into a Fourth Amended and Restated Credit Agreement with CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto. See “Note 22. Subsequent Events” for additional information.
Mexico Credit Facility
On September 27, 2016, certain of the Company's Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility is scheduled to mature on September 27, 2019. Outstanding borrowings under the Mexico Credit Facility bear interest at a per annum rate of 8.81%. As of July 1, 2018, the U.S. dollar-equivalent loan commitment and the U.S. dollar-equivalent borrowing availability under the Mexico Credit Facility were $75.4 million and $75.4 million, respectively. As of July 1, 2018, there were no outstanding borrowings under the Mexico Credit Facility.
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement matures on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (i) LIBOR or, in relation to any loan in euros, EURIBOR, plus (ii) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of July 1, 2018, the U.S. dollar-equivalent loan commitment, borrowing availability and outstanding borrowings under the Bank of Ireland Facility Agreement were $132.1 million, $92.5 million, and $39.6 million, respectively.
The Bank of Ireland Facility Agreement contains representations and warranties, covenants, indemnities and conditions that the Company believes are customary for transactions of this type. Pursuant to the terms of the Bank of Ireland Facility Agreement, Moy Park is required to meet certain financial and other restrictive covenants. Additionally, Moy Park is prohibited from taking certain actions without consent of the lenders, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, permitting liens or other encumbrances on its assets and making restricted payments, including dividends, in each case except as expressly permitted under the Bank of Ireland Facility Agreement. The Bank of Ireland Facility Agreement contains events of default that the Company believes are customary for transactions of this type. If a default occurs, any outstanding obligations under the Bank of Ireland Facility Agreement may be accelerated.
Moy Park Multicurrency Revolving Facility Agreement
On March 19, 2015, Moy Park Holdings (Europe) Ltd. and its subsidiaries, entered into an agreement with Barclays Bank plc, which expired on March 19, 2018. The agreement provided for a multicurrency revolving loan commitment of up to £20.0 million.

Moy Park Receivables Finance Agreement
Moy Park Ltd., entered into a £45.0 million receivables finance agreement on January 29, 2016 (the “Receivables Finance Agreement”), with Barclays Bank plc. Moy Park Holdings (Europe) Ltd. repaid the Receivables Finance Agreement in full using available cash and proceeds from the Bank of Ireland Facility Agreement and terminated the Receivables Finance Agreement with Barclays Bank plc on June 4, 2018.
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was decreased €10.0 million in June 2018 to €10.0 million. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%. As of July 1, 2018, the U.S. dollar-equivalent loan commitment and borrowing availability under the Invoice Discounting Facility were $11.7 million and $11.7 million, respectively. As of July 1, 2018, there were no outstanding borrowings under the Invoice Discounting Facility.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
12.    INCOME TAXES
The Company recorded income tax expense of $75.5 million, a 25.1% effective tax rate, for the twenty-six weeks ended July 1, 2018 compared to income tax expense of $164.7 million, a 32.2% effective tax rate, for the twenty-six weeks ended June 25, 2017. The decrease in income tax expense in 2018 resulted primarily from a reduction in pre-tax income as well as a reduction in the U.S. corporate income tax rate as a result of the recently enacted comprehensive tax legislation.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35.0% to 21.0%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things.
The Company is applying the guidance in Staff Accounting Bulletin (“SAB”) 118 when accounting for the enactment-date effects of the Tax Act. As of July 1, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act. In certain cases, as described below, the Company has made a reasonable estimate of certain effects of the Tax Act. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on existing accounting under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For example, the Company has yet to make a reasonable estimate for the effect of the various federal income tax elements of the Tax Act on its state tax rate. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. Estimates may also be affected as the Company gains a more thorough understanding of the Tax Act. These changes could be material to income tax expense.
As of December 31, 2017, the Company estimated no tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, the Company did not accrue any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986 for the year ended December 31, 2017. As of July 1, 2018, the Company continues to estimate no tax liability for the one-time transition tax. As the Company continues to refine its E&P analysis, the Company will adjust its calculations of the one-time transition tax, which could affect the measurement of this liability.
The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined the accounting policy it will elect. As of July 1, 2018, the Company estimates a $6.9 million federal GILTI tax liability, which is reflected in the Company's estimated annual effective tax rate.

The Tax Act provides for a foreign-derived intangible income (“FDII”) deduction, which is available to domestic C corporations that derive income from the export of property and services. As of July 1, 2018, the Company estimated a federal FDII benefit of $0.7 million, which is reflected in the Company’s estimated annual effective tax rate. The Company will continue to refine its FDII calculations, which may result in changes to this estimated benefit.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of July 1, 2018, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the twenty-six weeks ended July 1, 2018 and June 25, 2017, there is a tax effect of ($0.2) million and $1.5 million, respectively, reflected in other comprehensive income.
For the twenty-six weeks ended July 1, 2018 and June 25, 2017, there are immaterial tax effects reflected in income tax expense due to excess tax benefits related to share-based compensation.
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

	Thirteen Weeks Ended July 1, 2018			Twenty-Six Weeks Ended July 1, 2018
	Domestic	Export	Net Sales	Domestic	Export	Net Sales
	(In thousands)			(In thousands)
U.S.	$1,844,662	$54,773	$1,899,435	$3,610,602	$129,938	$3,740,540
U.K. and Europe	477,939	85,163	563,102	942,306	165,096	1,107,402
Mexico	374,176	—	374,176	735,449	—	735,449
Net Sales	$2,696,777	$139,936	$2,836,713	$5,288,357	$295,034	$5,583,391

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
Changes in the revenue contract liability balances during the twenty-six weeks ended July 1, 2018 are as follows (in thousands):

Balance, beginning of period	$36,607
Revenue recognized that was included in revenue contract liability at the beginning of the period	(19,201)
Cash received, excluding amounts recognized as revenue during the period	14,794
Balance, end of period	$32,200
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
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all these retirement plans totaled $3.1 million and $2.5 million in the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively, and $6.2 million and $5.2 million in the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Twenty-Six Weeks Ended July 1, 2018		Twenty-Six Weeks Ended June 25, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$178,247	$1,603	$167,159	$1,648
Interest cost	2,731	23	2,786	25
Actuarial losses (gains)	(9,465)	(62)	8,885	101
Benefits paid	(4,473)	(74)	(4,430)	(74)
Projected benefit obligation, end of period	$167,040	$1,490	$174,400	$1,700

	Twenty-Six Weeks Ended July 1, 2018		Twenty-Six Weeks Ended June 25, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$112,570	$—	$97,526	$—
Actual return on plan assets	97	—	7,142	—
Contributions by employer	5,581	74	4,502	74
Benefits paid	(4,473)	(74)	(4,430)	(74)
Fair value of plan assets, end of period	$113,775	$—	$104,740	$—

	July 1, 2018		December 31, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(53,265)	$(1,490)	$(65,677)	$(1,603)

	July 1, 2018		December 31, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(12,159)	$(148)	$(12,168)	$(149)
Long-term liability	(41,106)	(1,342)	(53,509)	(1,454)
Recognized liability	$(53,265)	$(1,490)	$(65,677)	$(1,603)

	July 1, 2018		December 31, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive income (loss) at end of period:	(In thousands)
Net actuarial loss (gain)	$47,104	$(27)	$54,235	$35
The accumulated benefit obligation for the Company's defined benefit pension plans was $167.0 million and $178.2 million at July 1, 2018 and December 31, 2017, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at July 1, 2018 and December 31, 2017. As of July 1, 2018, the weighted average duration of the Company's defined benefit pension obligation is 30.91 years.

Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended July 1, 2018		Thirteen Weeks Ended June 25, 2017		Twenty-Six Weeks Ended July 1, 2018		Twenty-Six Weeks Ended June 25, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,365	$11	$1,393	$12	$2,731	$23	$2,786	$25
Estimated return on plan assets	(1,516)	—	(1,313)	—	(3,033)	—	(2,626)	—
Amortization of net loss	301	—	233	—	602	—	466	—
Net costs	$150	$11	$313	$12	$300	$23	$626	$25
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	July 1, 2018		December 31, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	4.24%	4.02%	3.69%	3.39%

	Twenty-Six Weeks Ended July 1, 2018		Twenty-Six Weeks Ended June 25, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	3.69%	3.39%	4.31%	3.81%
Expected return on plan assets	5.50%	N/A	5.50%	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of July 1, 2018 and December 31, 2017, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(4,767)	$4,525

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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	July 1, 2018	December 31, 2017
Cash and cash equivalents	—%	5%
Pooled separate accounts(a):
Equity securities	5%	5%
Fixed income securities	4%	4%
Common collective trust funds(a):
Equity securities	46%	56%
Fixed income securities	41%	30%
Real estate	4%	—%
Total assets	100%	100%

(a)
Pooled separate accounts (“PSAs”) and common collective trust funds (“CCTs”) are two of the most common types of alternative vehicles in which benefit plans invest. These investments are pooled funds that look like mutual funds, but they are not registered with the SEC. Often times, they will be invested in mutual funds, real estate trusts or other marketable securities, but the unit price generally will be different from the value of the underlying securities because the fund may also hold cash for liquidity purposes, and the fees imposed by the fund are deducted from the fund value rather than charged separately to investors. Some PSAs and CCTs have no restrictions as to their investment strategy and can invest in riskier investments, such as derivatives, hedge funds, private equity funds, or similar investments.

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

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of July 1, 2018 and December 31, 2017:

	July 1, 2018				December 31, 2017
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$831	$—	$—	$831	$6,128	$—	$—	$6,128
Pooled separate accounts:
Large U.S. equity funds(d)	—	3,025	—	3,025	—	3,483	—	3,483
Small/Mid U.S. equity funds(e)	—	386	—	386	—	420	—	420
International equity funds(f)	—	1,717	—	1,717	—	1,665	—	1,665
Fixed income funds(g)	—	4,904	—	4,904	—	4,799	—	4,799
Common collective trusts funds:
Large U.S. equity funds(d)	—	20,443	—	20,443	—	22,695	—	22,695
Small U.S. equity funds(e)	—	8,013	—	8,013	—	20,592	—	20,592
International equity funds(f)	—	24,393	—	24,393	—	19,923	—	19,923
Fixed income funds(g)	—	44,889	—	44,889	—	32,865	—	32,865
Real estate(h)	—	5,174	—	5,174	—	—	—	—
Total assets	$831	$112,944	$—	$113,775	$6,128	$106,442	$—	$112,570

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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
Benefit Payments
The following table reflects the benefits as of July 1, 2018 expected to be paid through 2027 from the Company's pension and other postretirement plans. Because its pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because the Company's other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from its own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2018	$9,184	$74
2019	11,889	148
2020	11,687	146
2021	11,337	143
2022	11,160	139
2023-2027	50,628	611
Total	$105,885	$1,261

The Company anticipates contributing $6.6 million and less than $0.1 million, as required by funding regulations or laws, to its pension plans and other postretirement plans, respectively, during the remainder of 2018.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Twenty-Six Weeks Ended July 1, 2018		Twenty-Six Weeks Ended June 25, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$54,235	$35	$46,494	$(31)
Amortization	(602)	—	(466)	—
Actuarial loss (gain)	(9,465)	(62)	8,885	101
Asset loss (gain)	2,936	—	(4,515)	—
Net actuarial loss (gain), end of period	$47,104	$(27)	$50,398	$70
The Company expects to recognize in net pension cost throughout the remainder of 2018 an actuarial loss of $0.6 million that was recorded in accumulated other comprehensive loss at July 1, 2018.
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
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

15.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive income (loss):

	Twenty-Six Weeks Ended July 1, 2018(a)
	Gains Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$42,081	$(1,848)	$(71,434)	$61	$(31,140)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(38,507)	(97)	4,987	932	(32,685)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	472	455	(680)	247
Impact of currency translation	—	(6)	—	—	(6)
Net other comprehensive income (loss)	(38,507)	369	5,442	252	(32,444)
Balance, end of period	$3,574	$(1,479)	$(65,992)	$313	$(63,584)

	Twenty-Six Weeks Ended June 25, 2017(a)
	Losses Related to Foreign Currency Translation	Unrealized Gains on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(265,714)	$99	$(64,243)	$—	$(329,858)
Comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	67,096	698	(2,784)	—	65,010
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(67)	290	—	223
Impact of currency translation	—	20	—	—	20
Net other comprehensive income (loss)	67,096	651	(2,494)	—	65,253
Balance, end of period	$(198,618)	$750	$(66,737)	$—	$(264,605)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive income (loss).

	Amounts Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Twenty-Six Weeks Ended July 1, 2018	Twenty-Six Weeks Ended June 25, 2017	Affected Line Item in the Condensed Consolidated and Combined Statements of Income
	(In thousands)
Realized loss on settlement of derivative financial instruments classified as cash flow hedges	$(472)	$67	Cost of sales
Realized gain on sale of securities	899	—	Interest income
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(24)	(12)	Cost of sales
Legacy Gold Kist plans(c)(d)	(180)	(142)	Cost of sales
Legacy Gold Kist plans(c)(d)	(397)	(312)	Selling, general and administrative expense
Total before tax	(174)	(399)
Tax benefit	(73)	176
Total reclassification for the period	$(247)	$(223)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Union Plan, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. At July 1, 2018, the Company has accrued $0.8 million related to cash bonus awards that could potentially be awarded under the STIP during the remainder of 2018 and 2019. The Company assumed responsibility for the JFC LLC Long-Term Equity Incentive Plan dated January 1, 2014, as amended (the “JFC LTIP”) through its acquisition of JFC LLC and its subsidiaries (together, “GNP”) on January 6, 2017. The Company has accrued $2.2 million in costs related to the JFC LTIP at July 1, 2018. The Company assumed responsibility for the Moy Park Incentive Plan dated January 1, 2013, as amended (the “MPIP”) through its acquisition of Moy Park on September 8, 2017. The Company has accrued $0.6 million in costs related to the MPIP at July 1, 2018.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). At July 1, 2018, we have reserved approximately 4.4 million shares of common stock for future issuance under the LTIP.
The following awards were outstanding during the twenty-six weeks ended July 1, 2018:

Award Type	Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award	Vesting Condition	Vesting Date	Awards Forfeited to Date		Settlement Method
RSU	LTIP	389,424	01/19/2017	18.38	Performance / Service	(a)	389,424	(a)	Stock
RSU	LTIP	410,000	02/14/2018	25.59	Service	01/01/2019	—		Stock
RSU	LTIP	161,215	03/01/2018	24.93	Service	(b)	5,097		Stock
RSU	LTIP	266,478	03/01/2018	24.93	Performance / Service	(c)	22,548		Stock
RSU	LTIP	11,144	05/10/2018	21.54	(d)	(d)	—		Stock

(a)	Performance conditions associated with these awards were not satisfied. Therefore, 100% of the awards were forfeited during the twenty-six weeks ended July 1, 2018.

(b)
These restricted stock units vest in ratable tranches on December 31, 2018, December 31, 2019 and December 31, 2020. Expected compensation cost related to these units totals $4.0 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.

(c)
If performance conditions related to the Company's 2018 operating results are satisfied, these restricted stock units vest in ratable tranches on December 31, 2019, December 31, 2020 and December 31, 2021. Expected compensation cost related to these units totals $6.6 million based on a closing stock price for the Company's common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.

(d)
These restricted stock units were granted to the four non-employees who currently serve on the Company's Board of Directors. Each participating director's units will vest upon his departure from the Company's Board of Directors. Compensation cost was recognized in profit/loss upon the grant date.

Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(In thousands)
Share-based compensation cost:
Cost of sales	$117	$38	$169	$187
Selling, general and administrative expense	4,243	449	5,464	1,760
Total	$4,360	$487	$5,633	$1,947

Income tax benefit	$1,061	$184	$1,371	$601
The Company’s RSU activity is included below:

	Twenty-Six Weeks Ended July 1, 2018		Twenty-Six Weeks Ended June 25, 2017
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
Outstanding at beginning of period	389	$18.39	906	$20.00
Granted	849	25.20	462	18.72
Vested	—	—	(486)	17.73
Forfeited	(417)	18.82	(251)	25.36
Outstanding at end of period	821	$25.21	631	$18.68
No awards vested during the twenty-six weeks ended July 1, 2018. The total fair value of awards vested during the twenty-six weeks ended June 25, 2017 was $9.2 million.
At July 1, 2018, the total unrecognized compensation cost related to all nonvested awards was $15.7 million. That cost is expected to be recognized over a weighted average period of 1.57 years.
Historically, we have issued new shares to satisfy award conversions.
17.    RESTRUCTURING-RELATED ACTIVITIES
During 2017, the Company initiated a restructuring initiative to capitalize on cost-saving opportunities within its GNP operations located in Luverne, Minnesota and St. Cloud, Minnesota. Implementation of the initiative is expected to result in total pre-tax charges of approximately $7.0 million, and approximately $5.4 million of these charges are estimated to result in cash outlays. These activities were initiated in the first quarter of 2017 and are expected to be substantially completed by the second quarter of 2020.
During 2018, the Company elected to close its 40 North Foods product incubator operation located in Boulder, Colorado. Implementation of this restructuring initiative is expected to result in total pre-tax charges of approximately $0.7 million, and approximately $0.6 million of these charges are estimated to result in cash outlays. These activities were initiated in the second quarter of 2018 and are expected to be substantially completed by the third quarter of 2019.
The following table provides a summary of our estimates of costs associated with these restructuring initiatives by major type of cost:

	GNP	40 North Foods	Total Estimated Amount Expected to be Incurred
	(In thousands)
Employee termination benefits	$4,074	$449	$4,523
Inventory adjustments	472	—	472
Asset impairments	470	103	573
Other charges(a)	1,983	150	2,133
Total estimated cost	$6,999	$702	$7,701

(a)
Comprised of other costs directly related to the restructuring initiatives, including prepaid software impairment, St. Cloud, Minnesota office lease costs, Luverne, Minnesota plant closure costs, and Boulder, Colorado office lease costs.

During the thirteen and twenty-six weeks ended July 1, 2018, the Company recognized the following costs and incurred the following cash outlays related to these restructuring initiatives:

	Thirteen Weeks Ended July 1, 2018		Twenty-Six Weeks Ended July 1, 2018
	Expenses	Cash Outlays	Expenses	Cash Outlays
	(In thousands)
GNP initiative:
Employee termination benefits	$433	$524	$979	$1,165
Inventory adjustments	—	—	(227)	—
Asset impairments	—	—	470	—
Other charges	—	5	—	65
	433	529	1,222	1,230
40 North Foods initiative:
Employee termination benefits	449	405	449	405
Asset impairments	103	—	103	—
Other	150	9	150	9
	702	414	702	414
Total	$1,135	$943	$1,924	$1,644
These expenses are reported in the line item Administrative restructuring charges on the Condensed Consolidated and Combined Statements of Income and are recognized in the U.S. segment.
The following table reconciles liabilities and reserves associated with this restructuring initiative from the beginning to the end of the twenty-six weeks ended ended July 1, 2018. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in the Condensed Consolidated Balance Sheets.

	GNP Initiative				40 North Foods Initiative
	Employee Termination Benefits	Inventory Adjustments	Other Charges	Total	Employee Termination Benefits	Other Charges	Total
	(In thousands)
Beginning liability or reserve	$800	$699	$752	$2,251	$—	$—	$—
Restructuring charges	979	(227)	—	752	449	150	599
Payments and disposals	(1,165)	(472)	(65)	(1,702)	(405)	(9)	(414)
Ending liability or reserve	$614	$—	$687	$1,301	$44	$141	$185

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
Estimated damages incurred by the Company through July 1, 2018 included property and casualty losses totaling $5.2 million and a business interruption claim totaling $14.8 million. Pilgrim’s expects to receive insurance proceeds related to these damages in the amount of $11.5 million and has recorded a receivable from its insurance provider for that amount. The amount of insurance recovery related to both the property and casualty losses and the business interruption claim are included in Cost of sales in the Condensed Consolidated and Combined Statements of Income and are recognized in the U.S. segment.

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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, No. 1:16-cv-08637 were brought against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. The defendants, including PPC, filed motions to dismiss these actions. On November 20, 2017, the court denied all pending motions to dismiss with the exception of certain state-law claims by indirect purchasers that were dismissed or narrowed in scope. Discovery is proceeding and is currently scheduled to be complete by June 13, 2019. Between December 2017 and July 2018 eight individual direct action complaints (Affiliated Foods, Inc., et al., v. Claxton Poultry Farms, Inc., et al., No. 1:17-cv-08850; Winn Dixie Stores, Inc. v. Koch Foods, Inc., No. 1:18-cv-00245; Sysco Corp. v. Tyson Foods Inc., et al; No. 1:18-cv-00700; US Foods Inc. v. Tyson Foods Inc., et al; No. 1:18-cv-00702; Action Meat Distributors, Inc., et al., v. Claxton Poultry Farms, Inc., et al., No. 1:18-cv-03471; Jetro Holdings, LLC, v. Tyson Foods, Inc., et al., No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al., v. Tyson Foods, Inc., et al., No. 1:18-cv-4616; and The Kroger Co., et al., v. Tyson Foods, Inc., et al., No. 1:18-cv-04534) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities, the allegations of which largely mirror those in the class action complaints. The Court’s scheduling order currently requires the substantial completion of document discovery for the class cases by July 18, 2018, with fact discovery ending on June 13, 2019, class certification briefing and expert reports proceeding from July 15, 2019 to March 16, 2020 and summary judgment to proceed 60 days after the Court rules on motions for class certification. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated. In May 2018, an individual direct action complaint was filed with the U.S. District Court for the District of Kansas (Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., No. 2:18-cv-02258), the allegations of which largely mirror those in the class action complaints. The defendants, including PPC, filed a motion to transfer this action to the U.S. District Court for the Northern District of Illinois. This motion was fully briefed on July 27, 2018.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (i) the Company colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) PPC’s revenues during the class period were the result of illegal conduct and (iv) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive. On April 4, 2017, the Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. The plaintiff's motion for reconsideration is currently pending.
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
In January 2018, a stockholder derivative action entitled Raul v. Nogueira de Souza, et al., was filed in the U.S. District Court for the District of Colorado against the Company, as nominal defendant, as well as the Company’s directors, its Chief Financial Officer, and majority shareholder, JBS S.A. The complaint alleges, among other things, that (i) defendants permitted the Company to omit material information from its proxy statements filed in 2014 through 2017 related to the conduct of Wesley Mendonça Batista and Joesley Mendonça Batista, (ii) the individual defendants and JBS breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Litigation and (iii) issuing false and misleading statements as alleged in the Hogan class action litigation. The defendants are currently in discussions with counsel for the Raul plaintiffs regarding the possibility of consolidating the Raul action with the consolidated state court derivative action, which is currently stayed, or in the alternative, determining a motion to dismiss briefing schedule. On May 17, 2018, the plaintiffs filed an unopposed motion to stay proceedings pending a final resolution of the Hogan class action litigation. To date, the Court has not ruled on this motion to stay proceedings. The court-ordered deadline for the defendants to file an answer or otherwise respond to the complaint is July 30, 2018.
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
J&F Investigation
On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and the companies controlled by J&F, the “J&F Group”), a company organized in Brazil and an indirect controlling stockholder of the Company, including a former senior executive and former board members of the Company, entered into plea bargain agreements (collectively, the “Plea Bargain Agreements”) with the Brazilian Federal Prosecutor’s Office (Ministério Público Federal) (the “MPF”), in connection with certain illicit conduct involving improper payments made to Brazilian politicians, government officials and other individuals in Brazil committed by or on behalf of J&F and certain J&F Group companies. The details of such illicit conduct are set forth in separate annexes to the Plea Bargain Agreements, and include admissions of improper payments to politicians and political parties in Brazil during a ten-year period in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.
Pursuant to the terms of the Plea Bargain Agreements, the MPF agreed to grant immunity to the individuals in exchange for such individuals agreeing, among other considerations, to: (1) pay fines totaling 225.0 million Brazilian reais; and (2) cooperate with the MPF, including providing supporting evidence of the illicit conduct identified in the annexes to the Plea Bargain Agreements.
On June 5, 2017, J&F, for itself and in its role as the controlling shareholder of the J&F Group, entered into a leniency agreement (the “Leniency Agreement”) with the MPF, whereby J&F assumed responsibility for the conduct that was described in the annexes to the Plea Bargain Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of 10.3 billion Brazilian reais, adjusted for inflation, over a 25-year period. On November 14, 2017, J&F made the initial payment of 50.0 million Brazilian reais on the total fine, which payment was accepted by the MPF. In exchange, the MPF agreed not to initiate or propose any criminal, civil or administrative actions against J&F, the J&F Group and the officers of J&F that ratify or adhere to the Leniency Agreement with respect to such conduct.
In August and September 2017, the Fifth Chamber of Coordination and Reviews of the MPF and the 10th Federal Court of the Federal District in Brasília, respectively, ratified the Leniency Agreement. Revocation or non-compliance with certain provisions of the (i) Plea Bargain Agreements by the individuals party thereto and (ii) the Leniency Agreement by J&F, may result in the applicable Plea Bargain Agreement or the Leniency Agreement, as the case may be, being terminated.
In September 2017 and February 2018, the MPF requested that the Supreme Court of Brazil (Supremo Tribunal Federal or “STF”) terminate the Plea Bargain Agreements of (i) Joesley Mendonça Batista and a former director of J&F and (ii) Wesley Mendonça Batista and a former executive of J&F, respectively, in both cases, on grounds that they failed to disclose certain conduct to the authorities, as required by their Plea Bargain Agreements, including certain alleged dealings with a prosecutor (the “Prosecutor”) in connection with the preparation of the Plea Bargain Agreements and the Leniency Agreement. The MPF’s termination requests as to all four individuals are currently pending before the STF.
On June 25, 2018, the MPF announced criminal corruption charges against Joesley Mendonça Batista and the former executive of J&F with respect to the alleged dealings with the Prosecutor described above.
The termination of the Plea Bargain Agreements or the Leniency Agreement may cause the termination of certain stabilization agreements entered into by JBS and certain of its subsidiaries, which would permit the lenders of the debt that is subject to the terms of such stabilization agreements to accelerate such debt. A default by JBS or acceleration of JBS' indebtedness could have a material adverse effect on JBS and its subsidiaries (including the Company).
J&F is conducting an internal investigation in accordance with the terms of the Leniency Agreement, and has engaged outside advisors to assist in conducting this investigation, which is ongoing, and with which we are fully cooperating. JBS and the Company have engaged outside U.S. legal counsel to: (i) conduct an independent investigation in connection with matters disclosed in the Leniency Agreement and the Plea Bargain Agreements; and (ii) communicate with relevant U.S. authorities, including the Department of Justice, regarding the factual findings of that investigation. Additionally, JBS and the Company have taken, and are continuing to take, measures to enhance their compliance programs, including to prevent and detect bribery and corruption. We cannot predict when the investigations mentioned above will be completed or the results of such investigations, including whether any litigation will be brought against us or the outcome or impact of any resulting litigation. We will monitor the results of the investigations. Any proceedings that require us to make substantial payments, affect our reputation or otherwise interfere with our business operations could have a material adverse effect on our business, financial condition and operating results.
Separately, Joesley Mendonça Batista and Wesley Mendonça Batista are both under investigation by the Securities and Exchange Commission of Brazil (Comissão de Valores Mobiliários or “CVM”) for possible violations of insider trading law involving shares of JBS and foreign exchange futures contracts prior to the announcement of the Plea Bargain Agreements. Joesley Mendonça Batista and Wesley Mendonça Batista are also facing criminal prosecution by the MPF based on similar allegations. In addition, on April 26, 2018, the CVM opened an investigation into a potential breach by Joesley Mendonça Batista and Wesley Mendonça Batista of certain Brazilian corporate law, which, among other things, prohibits stockholders from voting in certain corporate matters in which they have a conflict of interest.
Any further developments in these matters involving Joesley Mendonça Batista and/or Wesley Mendonça Batista may materially adversely affect the public perception or reputation of JBS and its subsidiaries (including the Company) and could have a material adverse effect on JBS and its subsidiaries (including the Company).

20.	RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$4,479	$4,833	$6,008	$9,396
JBS Five Rivers Cattle Feeding, LLC	—	9,394	7,096	16,516
JBS Chile Ltda	—	—	60	—
J&F Investimentos Ltd.	—	—	—	104
JBS Global (U.K.) Ltd.	—	—	—	19
Total sales to related parties	$4,479	$14,227	$13,164	$26,035

Cost of goods purchased from related parties:
JBS USA Food Company(a)	$34,003	$24,994	$61,827	$52,283
Seara Meats B.V.	13,437	3,014	17,677	6,375
JBS Aves Ltda	380	—	1,083	—
JBS Toledo NV	125	45	290	45
JBS Global (UK) Ltd.	21	—	21	—
Total cost of goods purchased from related parties	$47,966	$28,053	$80,898	$58,703

Expenditures paid by related parties:
JBS USA Food Company(b)	$28,763	$7,349	$39,262	$18,298
JBS S.A.	—	1,918	—	3,777
Seara Alimentos	—	64	—	64
JBS Chile Ltda	3	—	3	—
Total expenditures paid by related parties	$28,766	$9,331	$39,265	$22,139

Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$2,625	$1,623	$4,913	$2,488
Seara Meats B.V.	—	4	—	4
JBS S.A.	164	5	164	5
Seara International Ltd.	11	80	31	80
Total expenditures paid on behalf of related parties	$2,800	$1,712	$5,108	$2,577

	July 1, 2018	December 31, 2017
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$1,130	$2,826
JBS Chile Ltda.	37	108
Seara International Ltd.	12	15
Seara Meats B.V.	—	2
Total accounts receivable from related parties	$1,179	$2,951

Accounts payable to related parties:
JBS USA Food Company(a)	$23,379	$440
Seara Meats B.V.	3,483	2,410
JBS Toledo NV	59	39
JBS Global (UK) Ltd.	20	—
Total accounts payable to related parties	$26,941	$2,889

(a)
The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of July 1, 2018, approximately $0.6 million of goods purchased from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.

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
On September 8, 2017, the Company acquired Moy Park, one of the top food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers, from JBS S.A. in a common-control transaction. Moy Park's results from operations subsequent to the common-control date of September 30, 2015 comprise the U.K. and Europe segment.

On January 6, 2017, the Company acquired GNP, a vertically integrated poultry business with locations in Minnesota and Wisconsin. GNP's results from operations subsequent to the acquisition date are included in the U.S. segment.
Information on segments and a reconciliation to income before income taxes are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(In thousands)
U.S.	$1,899,435	$1,882,142	$3,740,540	$3,618,547
U.K. and Europe	563,102	500,681	1,107,402	959,530
Mexico	374,176	369,463	735,449	653,549
Total net sales	$2,836,713	$2,752,286	$5,583,391	$5,231,626

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(In thousands)
U.S.	$99,469	$277,602	$226,755	$411,159
U.K. and Europe	23,662	18,932	45,075	33,305
Mexico	61,997	81,778	114,867	100,549
Elimination	(16)	23	8	46
Total operating income	185,112	378,335	386,705	545,059
Interest expense, net of capitalized interest	40,267	22,567	90,567	41,679
Interest income	(4,834)	(1,104)	(6,424)	(1,472)
Foreign currency transaction losses (gains)	5,630	(2,303)	3,909	(1,612)
Miscellaneous, net	(817)	(1,272)	(2,434)	(4,115)
Income before income taxes	$144,866	$360,447	$301,087	$510,579
In addition to the net sales reported above, the U.S. segment also generated intersegment net sales of $45.6 million and $25.3 million in the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively, from transactions with the Mexico segment and intersegment net sales of $72.1 million and $45.8 million in the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively, from transactions with the Mexico segment. These intersegment net sales were transacted at market prices.
Information on segments for goodwill and total assets are as follows:

	July 1, 2018	December 31, 2017
	(In thousands)
U.S.	$41,936	$41,936
U.K. and Europe	815,017	834,346
Mexico	125,607	125,607
Total goodwill	$982,560	$1,001,889

	July 1, 2018	December 31, 2017
	(In thousands)
U.S.	$4,850,511	$4,444,918
U.K. and Europe	2,049,592	2,226,895
Mexico	963,869	934,511
Eliminations(a)	(1,561,403)	(1,357,672)
Total assets	$6,302,569	$6,248,652

(a)
Eliminations for the period ended July 1, 2018 include the elimination of the U.S. segment's $191.7 million investment in the Mexico segment, the elimination of $111.0 million in intersegment receivables and payables between the U.S. and Mexico segments and the elimination of the U.S. segment's $1.3 billion investment in the U.K. and Europe segment. Eliminations for the period ended December 31, 2017 include the elimination of the U.S. segment's $191.7 million investment in the Mexico segment and the elimination of $111.1 million in intersegment receivables and payables between the U.S. and Mexico segments and the elimination of the U.S. segment's $1.1 billion investment in the U.K. and Europe segment.

22.    SUBSEQUENT EVENTS
On July 20, 2018, the Company, and certain of the Company’s subsidiaries entered into a Fourth Amended and Restated Credit Agreement (the “New Credit Agreement”) with CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto. The New Credit Agreement provides for a $750.0 million revolving credit commitment and a $500.0 million term loan commitment. The Company used the proceeds from the term loan commitment under the New Credit Agreement, together with cash on hand, to repay the outstanding loans under the Company’s previous credit agreement with Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the other lenders and financial institutions party thereto.
Under the New Credit Agreement, the maturity date of the revolving loan commitment and the term loans was extended from May 6, 2022 to July 20, 2023. The New Credit Agreement includes an accordion feature that provides the Company, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.25 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.

The New Credit Agreement continues to contain customary financial and other various covenants for transactions of this type, including restrictions on the Company's ability to incur additional indebtedness, incur liens, pay dividends, make certain restricted payments, consummate certain asset sales, enter into certain transactions with the Company’s affiliates, or merge, consolidate and/or sell or dispose of all or substantially all of our assets. The New Credit Agreement requires the Company to comply with a minimum level of tangible net worth covenant. The New Credit Agreement also provides that the Company may not incur capital expenditures in excess of $500.0 million in any fiscal year. All obligations under the New Credit Agreement continue to be unconditionally guaranteed and secured in the same manner as the U.S. Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. As of July 1, 2018, we had approximately 51,600 employees and the capacity to process approximately 45.3 million birds per work week for a total of approximately 12.8 billion pounds of live chicken annually. Approximately 5,200 contract growers supply poultry for our operations. As of July 1, 2018, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.5% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated and Combined Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2018) in this quarterly report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $106.5 million, or $0.43 per diluted common share, for the thirteen weeks ended July 1, 2018. These operating results included gross profit of $274.2 million. During the thirteen weeks ended July 1, 2018, we generated $303.3 million of cash from operations.
We reported net income attributable to Pilgrim’s Pride Corporation of $226.0 million, or $0.91 per diluted common share, for the twenty-six weeks ended July 1, 2018. These operating results included gross profit of $561.9 million. During the twenty-six weeks ended July 1, 2018, we generated $304.0 million of cash from operations.
Our U.S. and Mexico segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe segment uses wheat as the main ingredient for feed production. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn, one ton of soybean meal and one metric ton of wheat during the current and previous years:

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price

2018:
Second Quarter	$4.27	$3.66	$391.70	$329.90	£156.75	£142.40
First Quarter	4.01	3.63	394.10	319.60	139.20	134.70
2017:
Fourth Quarter	3.68	3.47	346.30	315.50	143.65	136.25
Third Quarter	4.15	3.46	346.20	296.50	154.00	137.25
Second Quarter	3.96	3.66	321.00	297.20	150.00	140.00
First Quarter	3.86	3.55	352.70	314.10	149.15	139.35

(a)	We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, wheat, soybean oil and natural gas. We will sometimes purchase a derivative instrument to minimize the impact of a commodity’s price volatility on our operating results. We will also purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico segment that are denominated in Mexican pesos and our U.K. and Europe segment that are denominated in British pounds and euros.
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
During the thirteen weeks ended July 1, 2018 and June 25, 2017, we recognized net losses totaling $24.0 million and net gains totaling $3.2 million, respectively, related to changes in the fair value of our derivative financial instruments. During the twenty-six weeks ended July 1, 2018 and June 25, 2017, we recognized net losses totaling $17.6 million and net gains totaling $0.3 million, respectively, related to changes in the fair value of our derivative financial instruments.
Although changes in the market price paid for feed ingredients impact cash outlays at the time we purchase the ingredients, these changes do not immediately impact cost of sales. The cost of feed ingredients is recognized in cost of sales, on a first-in-first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized. Thus, there is a lag between the time cash is paid for feed ingredients and the time the cost of such feed ingredients is reported in cost of goods sold. For example, corn delivered to a feed mill and paid for one week might be used to manufacture feed the following week. However, the chickens that eat that feed might not be processed and sold for another 42 to 63 days, and only at that time will the costs of the feed consumed by the chicken become included in cost of goods sold.
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
Moy Park Acquisition
On September 8, 2017, we acquired 100% of the issued and outstanding shares of Moy Park from JBS for cash of $301.3 million and a note payable to the seller in the amount of £562.5 million. Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With 4 fresh processing plants, 10 prepared foods cook plants, 3 feed mills, 6 hatcheries and 1 rendering facility currently operating in Northern Ireland, England, France and the Netherlands, Moy Park possesses the capacity to process approximately 6.1 million birds per seven-day work week, in addition to the capacity to produce approximately 460.0 million pounds of prepared foods per year. Its product portfolio comprises fresh and added-value poultry, ready-to-eat meals, breaded and multi-protein frozen foods, vegetarian foods and desserts, supplied to major food retailers and restaurant chains in Europe (including the U.K.). Moy Park has approximately 10,300 employees as of July 1, 2018. The Moy Park operations comprise our U.K. and Europe segment. See “Note 2. Business Acquisition” of our Condensed Consolidated and Combined Financial Statements included in this report for additional information relating to this acquisition.
The acquisition was treated as a common-control transaction under accounting principles generally accepted in the U.S. (“U.S. GAAP”). A common-control transaction is a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. The accounting and reporting for a transaction between entities under common control is not to be considered a business combination under U.S. GAAP. Accordingly, the Condensed Consolidated and Combined Financial Statements presented for the thirteen and twenty-six weeks ended June 25, 2017 include the accounts of us and our majority-owned subsidiaries combined with the accounts of Moy Park. The Condensed Consolidated and Combined Financial Statements presented for the thirteen and twenty-six weeks ended July 1, 2018 and the Condensed Consolidated Balance Sheet presented as of December 31, 2017 include the accounts of us and our majority-owned subsidiaries, including Moy Park.
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

We are applying the guidance in Staff Accounting Bulletin (“SAB”) 118 when accounting for the enactment-date effects of the Tax Act. As of July 1, 2018, we have not completed our accounting for all of the tax effects of the Tax Act. In certain cases, as described below, we have made a reasonable estimate of certain effects of the Tax Act. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on existing accounting under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For example, we have yet to make a reasonable estimate for the effect of the various federal income tax elements of the Tax Act on our state tax rate. In all cases, we will continue to make and refine our calculations as additional analysis is completed. Estimates may also be affected as we gain a more thorough understanding of the Tax Act. These changes could be material to income tax expense.
As of December 31, 2017, we estimated no tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, we did not accrue any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986 for the year ended December 31, 2017. As of July 1, 2018, we continue to estimate no tax liability for the one-time transition tax. As we continue to refine our E&P analysis, we will adjust our calculations of the one-time transition tax, which could affect the measurement of this liability.
The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Financial Accounting Standards Board (“FASB”) Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined the accounting policy that we will elect. As of July 1, 2018, we are estimating a $6.9 million federal GILTI tax liability, which is reflected in our estimated annual effective tax rate.
The Tax Act provides for a foreign-derived intangible income (“FDII”) deduction, which is available to domestic C corporations that derive income from the export of property and services. As of July 1, 2018, we estimated a federal FDII benefit of $0.7 million, which is reflected in our estimated annual effective tax rate. We will continue to refine our FDII calculations, which may result in changes to this estimated benefit.

Segment and Geographic Reporting
We operate in three reportable segments: U.S., U.K. and Europe, and Mexico. We measure segment profit as operating income. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For geographic reporting purposes, we include Puerto Rico within our U.S. segment and combine the U.K., France and the Netherlands operations into our U.K. and Europe segment. See “Note 21. Segment Reporting” of our Condensed Consolidated and Combined Financial Statements included in this quarterly report for additional information.
Results of Operations
Thirteen Weeks Ended July 1, 2018 Compared to Thirteen Weeks Ended June 25, 2017
Net sales. Net sales generated in the thirteen weeks ended July 1, 2018 increased $84.4 million, or 3.1%, from net sales generated in the thirteen weeks ended June 25, 2017. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended July 1, 2018	Change from Thirteen Weeks Ended June 25, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$1,899,435	$17,293	0.9%
U.K. and Europe(b)	563,102	62,420	12.5%
Mexico(c)	374,176	4,714	1.3%
Total net sales	$2,836,713	$84,427	3.1%

(a)
U.S. net sales generated in the thirteen weeks ended July 1, 2018 increased $17.3 million, or 0.9%, from U.S. net sales generated in the thirteen weeks ended June 25, 2017 primarily because of an increase in sales volume. The increase in sales volume experienced by our U.S. segment contributed $16.6 million, or 0.9 percentage points, to the increase in net sales. Net sales per pound was consistent year over year. Included in U.S. net sales generated during the thirteen weeks ended July 1, 2018 and June 25, 2017 were net sales to JBS USA Food Company totaling $4.5 million and $4.8 million, respectively.

(b)
U.K. and Europe net sales generated in the thirteen weeks ended July 1, 2018 increased $62.4 million, or 12.5%, from U.K. and Europe net sales generated in the thirteen weeks ended June 25, 2017 primarily because of the favorable impact of foreign currency translation, an increase in sales volume and an increase in net sales per pound. The favorable impact of foreign currency translation contributed $32.8 million, or 6.5 percentage points, to the increase in net sales. An increase in sales volume contributed $17.4 million, or 3.5 percentage points, and an increase in net sales per pound contributed $12.3 million, or 2.4 percentage points, to the increase in net sales.

(c)
Mexico net sales generated in the thirteen weeks ended July 1, 2018 increased $4.7 million, or 1.3%, from Mexico net sales generated in the thirteen weeks ended June 25, 2017 primarily because of an increase in sales volume, partially offset by the negative impact of foreign currency remeasurement. Increased sales volume resulted in an increase in net sales of $21.2 million, or 5.7 percentage points. The negative impact of foreign currency remeasurement offset the increase in sales volume by $15.8 million, or 4.3 percentage points. Net sales per pound was consistent year over year.

Gross profit. Gross profit decreased by $200.6 million, or 42.2%, from $474.8 million generated in the thirteen weeks ended June 25, 2017 to $274.2 million generated in the thirteen weeks ended July 1, 2018. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended July 1, 2018	Change from Thirteen Weeks Ended June 25, 2017		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	July 1, 2018	June 25, 2017
	In thousands, except percent data
Net sales	$2,836,713	$84,427	3.1%	100.0%	100.0%
Cost of sales(a)(b)(c)	2,562,491	285,037	12.5%	90.3%	82.7%
Gross profit	$274,222	$(200,610)	(42.2)%	9.7%	17.3%

Sources of gross profit	Thirteen Weeks Ended July 1, 2018	Change from Thirteen Weeks Ended June 25, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$153,924	$(180,965)	(54.0)%
U.K. and Europe(b)	49,111	(339)	(0.7)%
Mexico(c)	71,203	(19,267)	(21.3)%
Elimination	(16)	(39)	(169.6)%
Total gross profit	$274,222	$(200,610)	(42.2)%

Sources of cost of sales	Thirteen Weeks Ended July 1, 2018	Change from Thirteen Weeks Ended June 25, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$1,745,511	$198,259	12.8%
U.K. and Europe(b)	513,991	62,759	13.9%
Mexico(c)	302,973	23,980	8.6%
Elimination	16	39	(169.6)%
Total cost of sales	$2,562,491	$285,037	12.5%

(a)
Cost of sales incurred by our U.S. segment during the thirteen weeks ended July 1, 2018 increased $198.3 million, or 12.8%, from cost of sales incurred by our U.S. segment during the thirteen weeks ended June 25, 2017. Cost of sales increased primarily because of increased net sales, an increase in feed costs of $61.1 million resulting from increased grain prices and increased live pounds produced, an increase in freight and storage costs of $25.3 million resulting from increased rates from driver shortages, an increase in derivative expenses of $27.2 million and an increase in grower expenses of $16.0 million resulting from increased pay rates and utility payments. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended July 1, 2018 increased $62.8 million, or 13.9%, from cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended June 25, 2017. U.K. and Europe cost of sales increased primarily because an increase in net sales, increased raw material costs of $31.9 million due to increased sales volume, and the unfavorable impact of foreign currency translation contributing $30.9 million to the increase in cost of sales. Other factors affecting cost of sales were individually immaterial.

(c)
Cost of sales incurred by our Mexico segment during the thirteen weeks ended July 1, 2018 increased $24.0 million, or 8.6%, from cost of sales incurred by our Mexico segment during the thirteen weeks ended June 25, 2017. Mexico cost of sales increased primarily because of increased feed prices impacting the cost of raw grain totaling an increase of $33.8 million, which was partially offset by the favorable impact of foreign currency remeasurement of $13.2 million. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income decreased by $193.2 million, or 51.1%, from $378.3 million generated in the thirteen weeks ended June 25, 2017 to $185.1 million generated in the thirteen weeks ended July 1, 2018. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Thirteen Weeks Ended July 1, 2018	Change from Thirteen Weeks Ended June 25, 2017		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	July 1, 2018	June 25, 2017
	(In thousands, except percent data)
Gross profit	$274,222	$(200,610)	(42.2)%	9.7%	17.3%
SG&A expense(a)(b)(c)	87,975	(4,173)	(4.5)%	3.1%	3.3%
Administrative restructuring charges(d)(e)	1,135	(3,214)	(73.9)%	—%	0.2%
Operating income	$185,112	$(193,223)	(51.1)%	6.5%	13.7%

Sources of operating income	Thirteen Weeks Ended July 1, 2018	Change from Thirteen Weeks Ended June 25, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.	$99,469	$(178,133)	(64.2)%
U.K. and Europe	23,662	4,729	25.0%
Mexico	61,997	(19,780)	(24.2)%
Elimination	(16)	(39)	(169.6)%
Total operating income	$185,112	$(193,223)	(51.1)%

Sources of SG&A expense	Thirteen Weeks Ended July 1, 2018	Change from Thirteen Weeks Ended June 25, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$53,320	$382	0.7%
U.K. and Europe(b)	25,449	(5,069)	(16.6)%
Mexico(c)	9,206	514	5.9%
Total SG&A expense	$87,975	$(4,173)	(4.5)%

Sources of administrative restructuring charges	Thirteen Weeks Ended July 1, 2018	Change from Thirteen Weeks Ended June 25, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(d)	$1,135	$(3,214)	(73.9)%
U.K. and Europe	—	—	—%
Mexico	—	—	—%
Total administrative restructuring charges	$1,135	$(3,214)	(73.9)%

(a)
SG&A expense incurred by our U.S. segment during the thirteen weeks ended July 1, 2018 increased $0.4 million, or 0.7%, from SG&A expense incurred by our U.S. segment during the thirteen weeks ended June 25, 2017, primarily because of a $3.5 million increase in professional service expenses resulting from increased consulting fees and legal fees related to pending litigation, an increase of $2.8 million in payroll-related expenses resulting from an increase in share-based compensation, partially offset by a $4.6 million decrease in benefits resulting from a decrease in incentive compensation. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended July 1, 2018 decreased $5.1 million, or 16.6%, from SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended June 25, 2017. SG&A expense incurred by our U.K. and Europe segment decreased primarily because of a $6.8 million decrease in selling expenses related to freight and a $1.9 million decrease in management fees paid to JBS. Moy Park no longer pays a management fee to JBS subsequent to its acquisition by Pilgrim's. These decreases in SG&A were partially offset by a $3.3 million increase in severance expenses. Other factors affecting SG&A expense were individually immaterial.

(c)
SG&A expense incurred by our Mexico segment during the thirteen weeks ended July 1, 2018 increased $0.5 million, or 5.9%, from SG&A expense incurred by our Mexico segment during the thirteen weeks ended June 25, 2017. SG&A expense incurred by our Mexico segment increased primarily because of a $0.6 million increase in payroll expenses. Other factors affecting SG&A expense were individually immaterial.

(d)
Administrative restructuring charges incurred by our U.S. segment during the thirteen weeks ended July 1, 2018 included $0.4 million in severance costs related to the GNP acquisition and $0.7 million in severance, asset impairment and lease obligations resulting from termination of 40 North Foods operations.

Net interest expense. Net interest expense increased 65.1% to $35.4 million recognized in the thirteen weeks ended July 1, 2018 from $21.5 million recognized in the thirteen weeks ended June 25, 2017. Average borrowings increased from $1.9 billion in the thirteen weeks ended June 25, 2017 to $2.7 billion in the thirteen weeks ended July 1, 2018. The weighted average interest rate increased from 4.7% in the thirteen weeks ended June 25, 2017 to 5.2% in the thirteen weeks ended July 1, 2018.
Income taxes. Income tax expense decreased to $38.5 million, a 26.6% effective tax rate, for the thirteen weeks ended July 1, 2018 compared to income tax expense of $115.3 million, a 32.0% effective tax rate, for the thirteen weeks ended June 25, 2017. The decrease in income tax expense in 2018 resulted primarily from a reduction in pre-tax income as well as a reduction in the U.S. corporate income tax rate because of the recently enacted Tax Act.
Twenty-Six Weeks Ended July 1, 2018 Compared to Twenty-Six Weeks Ended June 25, 2017
Net sales. Net sales generated in the twenty-six weeks ended July 1, 2018 increased $351.8 million, or 6.7%, from net sales generated in the twenty-six weeks ended June 25, 2017. The following table provides net sales information:

Sources of net sales	Twenty-Six Weeks Ended July 1, 2018	Change from Twenty-Six Weeks Ended June 25, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$3,740,540	$121,993	3.4%
U.K. and Europe(b)	1,107,402	147,872	15.4%
Mexico(c)	735,449	81,900	12.5%
Total net sales	$5,583,391	$351,765	6.7%

(a)
U.S. net sales generated in the twenty-six weeks ended July 1, 2018 increased $122.0 million, or 3.4%, from U.S. net sales generated in the twenty-six weeks ended June 25, 2017 primarily because of an increase in net sales per pound and an increase in sales volume. The increases in net sales per pound and sales volume experienced by our U.S. segment contributed $70.5 million, or 1.9 percentage points, and $51.5 million, or 1.4 percentage points, respectively, to the increase in net sales. Included in U.S. net sales generated during the twenty-six weeks ended July 1, 2018 and June 25, 2017 were net sales to JBS USA Food Company totaling $6.0 million and $9.4 million, respectively.

(b)
U.K. and Europe net sales generated in the twenty-six weeks ended July 1, 2018 increased $147.9 million, or 15.4%, from U.K. and Europe net sales generated in the twenty-six weeks ended June 25, 2017 primarily because of the favorable impact of foreign currency translation, an increase in sales volume and an increase in net sales per pound. The favorable impact of foreign currency translation contributed $94.1 million, or 9.8 percentage points, to the increase in net sales. An increase in sales volume contributed $37.8 million, or 3.9 percentage points, and an increase in net sales per pound contributed $16.0 million, or 1.7 percentage points, to the increase in net sales.

(c)
Mexico net sales generated in the twenty-six weeks ended July 1, 2018 increased $81.9 million, or 12.5%, from Mexico net sales generated in the twenty-six weeks ended June 25, 2017 primarily because of an increase in sales volume, an increase in net sales per pound and the positive impact of foreign currency remeasurement. Increased sales volume resulted in an increase in net sales of $32.3 million, or 4.9 percentage points, and the increase net sales per pound contributed $32.9 million, or 5.0 percentage points, to the increase in net sales. The favorable impact of foreign currency remeasurement contributed $16.7 million, or 2.6 percentage points, to the increase in net sales.

Gross profit. Gross profit decreased by $169.3 million, or 23.2%, from $731.2 million generated in the twenty-six weeks ended June 25, 2017 to $561.9 million generated in the twenty-six weeks ended July 1, 2018. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Twenty-Six Weeks Ended July 1, 2018	Change from Twenty-Six Weeks Ended June 25, 2017		Percent of Net Sales
				Twenty-Six Weeks Ended
		Amount	Percent	July 1, 2018	June 25, 2017
	In thousands, except percent data
Net sales	$5,583,391	$351,765	6.7%	100.0%	100.0%
Cost of sales(a)(b)(c)	5,021,504	521,094	11.6%	89.9%	86.0%
Gross profit	$561,887	$(169,329)	(23.2)%	10.1%	14.0%

Sources of gross profit	Twenty-Six Weeks Ended July 1, 2018	Change from Twenty-Six Weeks Ended June 25, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$336,295	$(186,749)	(35.7)%
U.K. and Europe(b)	91,843	1,063	1.2%
Mexico(c)	133,741	16,396	14.0%
Elimination	8	(39)	(83.0)%
Total gross profit	$561,887	$(169,329)	(23.2)%

Sources of cost of sales	Twenty-Six Weeks Ended July 1, 2018	Change from Twenty-Six Weeks Ended June 25, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$3,404,245	$308,743	10.0%
U.K. and Europe(b)	1,015,559	146,809	16.9%
Mexico(c)	601,708	65,503	12.2%
Elimination	(8)	39	(83.0)%
Total cost of sales	$5,021,504	$521,094	11.6%

(a)
Cost of sales incurred by our U.S. segment during the twenty-six weeks ended July 1, 2018 increased $308.7 million, or 10.0%, from cost of sales incurred by our U.S. segment during the twenty-six weeks ended June 25, 2017. Cost of sales increased primarily because of an increase in net sales, an increase in feed costs of $99.7 million resulting from increased grain prices and increased live pounds produced, an increase in freight and storage costs of $51.8 million resulting from increased rates from driver shortages and inclement weather, an increase in grower expenses of $39.9 million resulting from increased pay rates and payment of utilities, an increase in labor costs of $18.3 million resulting from an increase in the number of operational employees and an increase in derivative expenses of $18.0 million. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by our U.K. and Europe segment during the twenty-six weeks ended July 1, 2018 increased $146.8 million, or 16.9%, from cost of sales incurred by our U.K. and Europe segment during the twenty-six weeks ended June 25, 2017. U.K. and Europe cost of sales increased primarily because of increased net sales, an increase in raw material costs of $81.3 million due to increased sales volume, the unfavorable impact of foreign currency translation that contributed $86.3 million to the increase in cost of sales and an increase of $27.9 million in payroll-related expenses. Other factors affecting cost of sales were individually immaterial.

(c)
Cost of sales incurred by our Mexico segment during the twenty-six weeks ended July 1, 2018 increased $65.5 million, or 12.2%, from cost of sales incurred by our Mexico segment during the twenty-six weeks ended June 25, 2017. Mexico cost of sales increased primarily because of an increase in net sales, an increase in feed costs of $44.4 million, the unfavorable impact of foreign currency remeasurement contributing $13.7 million, and a $12.6 million increase in grower expenses due to increases in pay rates. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income decreased by $158.4 million, or 29.1%, from $545.1 million generated in the twenty-six weeks ended June 25, 2017 to $386.7 million generated in the twenty-six weeks ended July 1, 2018. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Twenty-Six Weeks Ended July 1, 2018	Change from Twenty-Six Weeks Ended June 25, 2017		Percent of Net Sales
				Twenty-Six Weeks Ended
		Amount	Percent	July 1, 2018	June 25, 2017
	(In thousands, except percent data)
Gross profit	$561,887	$(169,329)	(23.2)%	10.1%	14.0%
SG&A expense(a)(b)(c)	173,258	(8,550)	(4.7)%	3.1%	3.5%
Administrative restructuring charges(d)(e)	1,924	(2,425)	(55.8)%	—%	0.1%
Operating income	$386,705	$(158,354)	(29.1)%	6.9%	10.4%

Sources of operating income	Twenty-Six Weeks Ended July 1, 2018	Change from Twenty-Six Weeks Ended June 25, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.	$226,755	$(184,404)	(44.8)%
U.K. and Europe	45,075	11,770	35.3%
Mexico	114,867	14,318	14.2%
Elimination	8	(38)	(82.6)%
Total operating income	$386,705	$(158,354)	(29.1)%

Sources of SG&A expense	Twenty-Six Weeks Ended July 1, 2018	Change from Twenty-Six Weeks Ended June 25, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$107,616	$79	0.1%
U.K. and Europe(b)	46,768	(10,708)	(18.6)%
Mexico(c)	18,874	2,079	12.4%
Total SG&A expense	$173,258	$(8,550)	(4.7)%

Sources of administrative restructuring charges	Twenty-Six Weeks Ended July 1, 2018	Change from Twenty-Six Weeks Ended June 25, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(d)	$1,924	$(2,425)	(55.8)%
U.K. and Europe	—	—	—%
Mexico	—	—	—%
Total administrative restructuring charges	$1,924	$(2,425)	(55.8)%

(a)
SG&A expense incurred by our U.S. segment during the twenty-six weeks ended July 1, 2018 increased $0.1 million, or 0.1%, from SG&A expense incurred by our U.S. segment during the twenty-six weeks ended June 25, 2017, primarily because of a $5.7 million increase in professional service expenses resulting from increased consulting fees and legal fees related to pending litigation, partially offset by a $3.8 million decrease in benefits resulting from a decrease in incentive compensation and a $2.6 million decrease in marketing and development expenses resulting from decreased market research costs. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our U.K. and Europe segment during the twenty-six weeks ended July 1, 2018 decreased $10.7 million, or 18.6%, from SG&A expense incurred by our U.K. and Europe segment during the twenty-six weeks ended June 25, 2017. SG&A expense incurred by our U.K. and Europe segment decreased primarily because of an $11.4 million decrease in selling expenses related to freight and a $3.8 million decrease in management fees paid to JBS. Moy Park no longer pays a management fee to JBS subsequent to its acquisition by Pilgrim's. These decreases in SG&A expenses were partially offset by a $3.3 million increase in severance expenses. Other factors affecting SG&A expense were individually immaterial.

(c)
SG&A expense incurred by our Mexico segment during the twenty-six weeks ended July 1, 2018 increased $2.1 million, or 12.4%, from SG&A expense incurred by our Mexico segment during the twenty-six weeks ended June 25, 2017. SG&A expense incurred by our Mexico segment increased primarily because of $1.5 million increase in payroll expenses, a $0.9 million increase in employee relations expenses, a $0.9 million increase in customer relationship amortization, partially offset by a $1.1 million gain on asset disposals. Other factors affecting SG&A expense were individually immaterial.

(d)
Administrative restructuring charges incurred by our U.S. segment during the twenty-six weeks ended July 1, 2018 included $1.0 million in severance costs related to the GNP acquisition, $0.7 million in severance, asset impairment and lease obligations resulting from termination of 40 North Foods operations and $0.2 million related to the closure of the Luverne, Minnesota facility.

Net interest expense. Net interest expense increased 109.3% to $84.1 million recognized in the twenty-six weeks ended July 1, 2018 from $40.2 million recognized in the twenty-six weeks ended June 25, 2017. Average borrowings increased from $1,824.2 million in the twenty-six weeks ended June 25, 2017 to $2,716.7 million in the twenty-six weeks ended July 1, 2018. The weighted average interest rate increased from 4.4% in the twenty-six weeks ended ended June 25, 2017 to 5.1% in the twenty-six weeks ended July 1, 2018.
Income taxes. Income tax expense decreased to $75.5 million, a 25.1% effective tax rate, for the twenty-six weeks ended July 1, 2018 compared to income tax expense of $164.7 million, a 32.2% effective tax rate, for the twenty-six weeks ended June 25, 2017. The decrease in income tax expense in 2018 resulted primarily from a reduction a reduction in pre-tax income as well as a reduction in the U.S. corporate income tax rate because of the recently enacted Tax Act.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of July 1, 2018:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$640.8
Borrowing arrangements:
U.S. Credit Facility(a)	$750.0	$—	705.1
Mexico Credit Facility(b)	75.4	—	75.4
U.K. and Europe Credit Facilities(c)	143.8	39.6	104.2

(a)
Availability under the U.S. Credit Facility (as described below) is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at July 1, 2018 totaled $44.9 million.

(b)
As of July 1, 2018, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $75.4 million.  The Mexico Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.

(c)
As of July 1, 2018, the U.S. dollar-equivalent of the amount available under the U.K. and Europe Credit Facilities (as described below) were $104.2 million. The U.K. and Europe Credit Facilities provide for loan commitments of £100.0 million (or $132.1 million U.S. dollar equivalent) and €10.0 million (or $11.7 million U.S. dollar equivalent).

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
On September 29, 2017, we completed a sale of $600.0 million aggregate principal amount of our 5.875% senior notes due 2027. On March 7, 2018, we completed an add-on offering of $250.0 million of these senior notes (together with the senior notes issued in September 2017, the “Senior Notes due 2027”). The issuance price of this add-on offering was 97.25%, which created gross proceeds of $243.1 million. The $6.9 million discount will be amortized over the remaining life of the Senior Notes due 2027. Each issuance of the Senior Notes due 2027 is treated as a single class for all purposes under the 2017 Indenture (defined below) and have the same terms.
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
The Senior Notes due 2025 and the Senior Notes due 2027 are each guaranteed on a senior unsecured basis by our guarantor subsidiary. In addition, any of our other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2025 and the Senior Notes due 2027. The Senior Notes due 2025 and the Senior Notes due 2027 and related guarantees are unsecured senior obligations of us and our guarantor subsidiary and rank equally with all of our and our guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes due 2025, the 2015 Indenture, the Senior Notes due 2027 and the 2017 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2025 and the Senior Notes due 2027 when due, among others.
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
Moy Park Senior Notes
Between May 29, 2014 and April 17, 2015, Moy Park (Bondco) plc completed the sale of £300.0 million aggregate principal amount of its 6.25% senior notes due 2021 (the “Moy Park Senior Notes”). Between November 3, 2017 and March 8, 2018, Moy Park (Bondco) plc completed the purchase for cash of the Moy Park Senior Notes through a tender offer. As of March 8, 2018, £234.3 million principal amount of Moy Park Senior Notes had been validly tendered and purchased by Moy Park (Bondco) plc.
On May 29, 2018, Moy Park (Bondco) plc redeemed all remaining Moy Park Senior Notes outstanding at the redemption price equal to 101.56% of the principal amount, plus accrued and unpaid interest. The principal value of the Moy Park Senior Notes redeemed on May 29, 2018 was £65.7 million. As of July 1, 2018, there are no Moy Park Senior Notes outstanding.
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
The revolving loan commitment under the U.S. Credit Facility matures on May 6, 2022. All principal on the Term Loans is due at maturity on May 6, 2022. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of July 1, 2018, we had Term Loans outstanding totaling $760.0 million and the amount available for borrowing under the revolving loan commitment was $705.1 million. We had letters of credit of $44.9 million and no borrowings outstanding under the revolving loan commitment as of July 1, 2018.
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
All obligations under the U.S. Credit Facility continue to be unconditionally guaranteed by certain of our subsidiaries and continue to be secured by a first priority lien on (i) the accounts receivable and inventory of us and our non-Mexico subsidiaries, (ii) 100% of the equity interests in our domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in our direct foreign subsidiaries and (iii) substantially all of the assets of us and our guarantors under the U.S. Credit Facility.

On July 20, 2018, we, and certain of our subsidiaries entered into a Fourth Amended and Restated Credit Agreement with CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto. See “Note 22. Subsequent Events” for additional information.
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $1.5 billion Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility is scheduled to mature on September 27, 2019. Outstanding borrowings under the Mexico Credit Facility bear interest at a per annum rate of 8.81%. As of July 1, 2018, the U.S. dollar-equivalent loan commitment and the U.S. dollar-equivalent borrowing availability under the Mexico Credit Facility were $75.4 million and $75.4 million, respectively. As of July 1, 2018, there were no outstanding borrowings under the Mexico Credit Facility.
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement matures on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (i) LIBOR or, in relation to any loan in euros, EURIBOR, plus (ii) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of July 1, 2018, the U.S. dollar-equivalent loan commitment, borrowing availability and outstanding borrowings under the Bank of Ireland Facility Agreement were $132.1 million, $92.5 million, and $39.6 million, respectively.
The Bank of Ireland Facility Agreement contains representations and warranties, covenants, indemnities and conditions that we believe are customary for transactions of this type. Pursuant to the terms of the Bank of Ireland Facility Agreement, Moy Park is required to meet certain financial and other restrictive covenants. Additionally, Moy Park is prohibited from taking certain actions without consent of the lenders, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, permitting liens or other encumbrances on its assets and making restricted payments, including dividends, in each case except as expressly permitted under the Bank of Ireland Facility Agreement. The Bank of Ireland Facility Agreement contains events of default that we believe are customary for transactions of this type. If a default occurs, any outstanding obligations under the Bank of Ireland Facility Agreement may be accelerated.
Moy Park Multicurrency Revolving Facility Agreement
On March 19, 2015, Moy Park Holdings (Europe) Ltd. and its subsidiaries, entered into an agreement with Barclays Bank plc, which expired on March 19, 2018. The agreement provided for a multicurrency revolving loan commitment of up to £20.0 million.
Moy Park Receivables Finance Agreement
Moy Park Ltd., entered into a £45.0 million receivables finance agreement on January 29, 2016 (the “Receivables Finance Agreement”), with Barclays Bank plc. Moy Park Holdings (Europe) Ltd. repaid the Receivables Finance Agreement in full using available cash and proceeds from the Bank of Ireland Facility Agreement and terminated the Receivables Finance Agreement with Barclays Bank plc on June 4, 2018.
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was decreased €10.0 million in June 2018 to €10.0 million. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%. As of July 1, 2018, the U.S. dollar-equivalent loan commitment and borrowing availability under the Invoice Discounting Facility were $11.7 million and $11.7 million, respectively. As of July 1, 2018, there were no outstanding borrowings under the Invoice Discounting Facility.
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
Off-Balance Sheet Arrangements
We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $51.0 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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
Historical Flow of Funds
Twenty-Six Weeks Ended July 1, 2018
Cash provided by operating activities was $304.0 million for the twenty-six weeks ended July 1, 2018. The cash flows provided by operating activities resulted primarily from net income of $225.6 million, net noncash expenses of $143.1 million and inventories of $60.3 million. These cash flows were offset by the use of $161.6 million in cash related to income taxes, the use of $31.9 million in cash related to trade accounts and other receivables and the use of $31.1 million in cash related to prepaid expenses and other current assets.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a$31.9 million use of cash related to operating activities for the twenty-six weeks ended July 1, 2018. This change is primarily due to customer payment timing.
The change in inventories represented a $60.3 million source of cash related to operating activities for the twenty-six weeks ended July 1, 2018. This change resulted primarily from a decrease in our finished products inventory.
The change in prepaid expenses and other current assets represented a $31.1 million use of cash related to operating activities for the twenty-six weeks ended July 1, 2018. This change resulted primarily from a net increase in both commodity derivatives and value-added tax receivables.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $104.0 million source of cash related to operating activities for the twenty-six weeks ended July 1, 2018. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $161.6 million use of cash related to operating activities for the twenty-six weeks ended July 1, 2018. This change resulted primarily from the timing of estimated tax payments.
Net noncash expenses provided $143.1 million in cash related to operating activities for the twenty-six weeks ended ended July 1, 2018. Net noncash expense items included depreciation and amortization of $139.5 million, $5.6 million related to share-based compensation, foreign currency transaction loss related to borrowing arrangements of $4.2 million, and noncash loss on early extinguishment of debt of $4.9 million, which were partially offset by a deferred income tax benefit of $11.9 million.
Cash used in investing activities totaled $154.0 million for the twenty-six weeks ended July 1, 2018. Cash used to acquire property, plant and equipment totaled $155.2 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs. Cash proceeds generated from property disposals totaled $1.2 million during the twenty-six weeks ended July 1, 2018.

Cash used by financing activities totaled $69.5 million for the twenty-six weeks ended July 1, 2018. Cash proceeds from long-term debt totaled $604.1 million and cash proceeds from equity contributions under a tax sharing agreement with JBS USA Food Company Holdings totaled $5.6 million. These sources of cash were offset by $673.5 million in cash used for payments on revolving lines of credit, long-term borrowings and capital lease obligations and $5.7 million in cash used to pay capitalized loan costs.
Twenty-Six Weeks Ended June 25, 2017
Cash provided by operating activities was $333.5 million for the twenty-six weeks ended June 25, 2017. The cash flows provided by operating activities were primarily from net income of $345.9 million, net noncash expenses of $168.8 million, changes in income taxes of $73.2 million and deferred income tax expense of $25.9 million. These cash flows were offset by the use of $93.9 million in cash related to inventories, the use of $93.4 million in cash related to trade accounts and other receivables and the use of $46.5 million in cash related to accounts payable, accrued expenses and other current liabilities.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $93.4 million use of cash related to operating activities for the twenty-six weeks ended June 25, 2017. This change is primarily due to customer payment timing.
The change in inventories represented a $93.9 million use of cash related to operating activities for the twenty-six weeks ended June 25, 2017. This change in cash related to inventories was primarily related to increases in our live chicken and finished chicken products.
The change in prepaid expenses and other current assets represented a $15.3 million use of cash related to operating activities for the twenty-six weeks ended June 25, 2017. This change resulted primarily from a net decrease in commodity derivatives.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $46.5 million use of cash related to operating activities for the twenty-six weeks ended June 25, 2017. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $73.2 million source of cash related to operating activities for the twenty-six weeks ended June 25, 2017. This change resulted primarily from the timing of estimated tax payments.
Net noncash expenses provided $168.8 million in cash related to operating activities for the twenty-six weeks ended June 25, 2017. Net noncash expense items included depreciation and amortization of $132.6 million, cash proceeds of $25.9 million related to deferred income tax expense, cash proceeds of $5.6 million from foreign currency transactions related to borrowing arrangements and cash proceeds of $3.5 million and $1.9 million related to asset impairment and share-based compensation, respectively.
Cash used in investing activities totaled $556.2 million for the twenty-six weeks ended June 25, 2017. Cash used to acquire GNP, net of cash acquired, totaled $359.7 million, and cash used to acquire property, plant and equipment totaled $198.0 million. Capital expenditures were primarily incurred to improve operational efficiencies, reduce costs and tailor processes to meet specific customer needs in order to further solidify our competitive advantages. Cash proceeds from property disposals totaled $1.5 million.
Cash proceeds from financing activities totaled $409.4 million for the twenty-six weeks ended June 25, 2017. Cash proceeds from long-term debt totaled $1,013.7 million and cash proceeds from equity contributions under a tax sharing agreement with JBS USA Food Company Holdings totaled $5.0 million. These sources of cash were partially offset by $591.9 million in cash used for payments on revolving lines of credit, long-term borrowings and capital lease obligations, and $14.6 million in cash used for the purchase of common stock under a share repurchase program.

Contractual Obligations
Contractual obligations at July 1, 2018 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,650,202	$40,494	$80,085	$679,623	$1,850,000
Interest(c)	988,110	134,804	265,162	248,425	339,719
Capital leases	6,910	4,503	2,385	22	—
Operating leases	235,180	54,878	104,699	45,323	30,280
Derivative liabilities	268,924	268,924	—	—	—
Purchase obligations(d)	187,664	187,037	627	—	—
Total	$4,336,990	$690,640	$452,958	$973,393	$2,219,999

(a)
The total amount of unrecognized tax benefits at July 1, 2018 was $11.9 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $44.9 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of July 1, 2018.

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
In July 2018, the FASB issued an accounting standard update to improve non-employee share-based payment accounting. The accounting standard update more closely aligns the accounting for employee and non-employee share based payments. We are currently evaluating the impacts of the new guidance on our financial statements and have not yet selected an adoption date.
See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated and Combined Financial Statements included in this quarterly report for additional information relating to these new accounting pronouncements.

Critical Accounting Policies
During the twenty-six weeks ended July 1, 2018, (i) updates to our critical accounting policies related to the adoption of ASC 2014-09, Revenue from Contracts with Customers on January 1, 2018 are included in “Note 13. Revenue Recognition”, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) other than the changes included in "Note 13. Revenue Recognition", there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of July 1, 2018. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended July 1, 2018, such a change would have resulted in a change to cost of sales of approximately $77.5 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at July 1, 2018 would be $14.1 million, excluding any potential impact on the production costs of our chicken inventories.
We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn and soybean meal prices on July 1, 2018 would have resulted in a change of approximately $0.9 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 30.4% of our total debt at July 1, 2018. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.5 million for the thirteen weeks ended July 1, 2018.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $10.6 million as of July 1, 2018.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a loss of $3.4 million and a gain of $1.8 million in the thirteen weeks ended July 1, 2018 and June 25,

2017, respectively. Foreign currency exchange losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a loss of $3.7 million and a gain of $1.2 million in the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively. The average exchange rates for the thirteen weeks ended July 1, 2018 and June 25, 2017 were 19.41 Mexican pesos to 1 U.S. dollar and 18.59 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of July 1, 2018 and June 25, 2017. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico segment at July 1, 2018, such a change would have resulted in a increase in foreign currency transaction losses recognized in the thirteen weeks ended July 1, 2018 of approximately $2.7 million. Based on the net monetary asset position of our Mexico segment at June 25, 2017, such a change would have resulted in a decrease in foreign currency transaction gains recognized in the thirteen weeks ended June 25, 2017 of approximately $5.0 million. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Additionally, we are exposed to foreign exchange-related variability of investments and earnings from our foreign investments in Europe (including the U.K.). Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At July 1, 2018, our U.K. and Europe segment had net assets of approximately $2.0 billion, denominated in British pounds, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% adverse change in exchange rates would cause a reduction of $205.0 million to our net assets.

At July 1, 2018, we had foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $27.6 million to hedge a portion of our investments in Europe (including the U.K.). On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound by 10% would result in a $2.7 million negative change in our cash flows on settlement while a weakening of the U.S. dollar against the euro by 10% would result in a less than$0.1 million negative change in our cash flows on settlement. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Inability to consummate, or effectively integrate, any acquisition, including the acquisition of Moy Park, or to realize the associated anticipated cost savings and operating synergies;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign segments;

•	Restrictions imposed by, and as a result of, the leverage of Pilgrim's Pride;

•	Disruptions in international markets and distribution channels;

•	Our ability to maintain favorable labor relations with our employees and our compliance with labor laws;

•	Extreme weather or natural disasters;

•	The impact of uncertainties in litigation; and

•	Other risks described herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 as filed with the SEC.
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
As of July 1, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the twenty-six weeks ended July 1, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Our evaluation of internal control over financial reporting did not include the internal control of Moy Park, which the Company acquired in September 2017. The amount of total assets and revenue of Moy Park included in our Condensed Consolidated and Combined Financial Statements as of and for the twenty-six weeks ended July 1, 2018 was $2.0 billion and $1.1 billion, respectively.

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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, No. 1:16-cv-08637 were brought against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. The defendants, including PPC, filed motions to dismiss these actions. On November 20, 2017, the Court denied all pending motions to dismiss with the exception of certain state-law claims by indirect purchasers that were dismissed or narrowed in scope. Discovery is proceeding and is currently scheduled to be complete by June 13, 2019. Between December 2017 and July 2018 eight individual direct action complaints (Affiliated Foods, Inc., et al., v. Claxton Poultry Farms, Inc., et al., No. 1:17-cv-08850; Winn Dixie Stores, Inc. v. Koch Foods, Inc., No. 1:18-cv-00245; Sysco Corp. v. Tyson Foods Inc., et al; No. 1:18-cv-00700; US Foods Inc. v. Tyson Foods Inc., et al; No. 1:18-cv-00702; Action Meat Distributors, Inc., et al., v. Claxton Poultry Farms, Inc., et al., No. 1:18-cv-03471; Jetro Holdings, LLC, v. Tyson Foods, Inc., et al., No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al. v. Tyson Foods, Inc., et al., No. 1:18-cv-4616; and The Kroger Co., et al. v. Tyson Foods, Inc., et al., No. 1:18-cv-04535) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities, the allegations of which largely mirror those in the class action complaints. The Court’s scheduling order currently requires the substantial completion of document discovery for the class cases by July 18, 2018, with fact discovery ending on June 13, 2019, class certification briefing and expert reports proceeding from July 15, 2019 to March 16, 2020 and summary judgment to proceed 60 days after the Court rules on motions for class certification. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated. In May 2018, an individual direct action complaint was filed with the U.S. District Court for the District of Kansas (Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., No. 2:18-cv-02258), the allegations of which largely mirror those in the class action complaints. The defendants, including PPC, filed a motion to transfer this action to the U.S. District Court for the Northern District of Illinois. This motion was fully briefed on July 27, 2018.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (i) the Company colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) PPC’s revenues during the class period were the result of illegal conduct and (iv) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive. On April 4, 2017, the Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. The plaintiff's motion for reconsideration is currently pending.
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
In January 2018, a stockholder derivative action entitled Raul v. Nogueira de Souza, et al., was filed in the U.S. District Court for the District of Colorado against the Company, as nominal defendant, as well as the Company’s directors, its Chief Financial Officer, and majority shareholder, JBS S.A. The complaint alleges, among other things, that (i) defendants permitted the Company to omit material information from its proxy statements filed in 2014 through 2017 related to the conduct of Wesley Mendonça Batista and Joesley Mendonça Batista, (ii) the individual defendants and JBS breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Litigation and (iii) issuing false and misleading statements as alleged in the Hogan class action litigation. On May 17, 2018, the plaintiffs filed an unopposed motion to stay proceedings pending a final resolution of the Hogan class action litigation. To date, the Court has not ruled on this motion to stay proceedings. The court-ordered deadline for the defendants to file an answer or otherwise respond to the complaint is July 30, 2018.
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
10.1
Multicurrency Revolving Facility Agreement, dated as of June 2, 2018 by and among Moy Park Holdings (Europe) Limited, certain of its subsidiaries, the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (No. 001-09273) filed on June 12, 2018).

12	Ratio of Earnings to Fixed Charges for the twenty-six weeks ended July 1, 2018 and June 25, 2017.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: August 1, 2018	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)