Form 10-Q
period 2018-09-30
PILGRIMS PRIDE CORP
filed 2018-11-01
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of October 31, 2018, was 248,980,659.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$401,306	$581,510
Restricted cash	14,534	8,021
Trade accounts and other receivables, less allowance for doubtful accounts	559,559	565,478
Accounts receivable from related parties	652	2,951
Inventories	1,182,962	1,255,070
Income taxes receivable	4,568	—
Prepaid expenses and other current assets	116,536	102,550
Assets held for sale	2,616	708
Total current assets	2,282,733	2,516,288
Deferred tax assets	3,167	—
Other long-lived assets	17,162	18,165
Identified intangible assets, net	581,119	617,163
Goodwill	971,611	1,001,889
Property, plant and equipment, net	2,120,646	2,095,147
Total assets	$5,976,438	$6,248,652

Accounts payable	$817,927	$733,027
Accounts payable to related parties	6,795	2,889
Revenue contract liability	28,873	36,607
Accrued expenses and other current liabilities	403,146	410,152
Income taxes payable	42,369	222,073
Current maturities of long-term debt	24,026	47,775
Total current liabilities	1,323,136	1,452,523
Long-term debt, less current maturities	2,302,194	2,635,617
Noncurrent income taxes payable	7,731	—
Deferred tax liabilities	205,604	208,492
Other long-term liabilities	70,230	96,359
Total liabilities	3,908,895	4,392,991
Common stock	2,604	2,602
Treasury stock	(231,758)	(231,758)
Additional paid-in capital	1,941,766	1,932,509
Retained earnings	429,212	173,943
Accumulated other comprehensive loss	(83,548)	(31,140)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,058,276	1,846,156
Noncontrolling interest	9,267	9,505
Total stockholders’ equity	2,067,543	1,855,661
Total liabilities and stockholders’ equity	$5,976,438	$6,248,652
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(In thousands, except per share data)
Net sales	$2,697,604	$2,793,885	$8,280,995	$8,025,511
Cost of sales	2,527,863	2,315,301	7,549,367	6,815,701
Gross profit	169,741	478,584	731,628	1,209,810
Selling, general and administrative expense	84,138	102,191	257,396	284,009
Administrative restructuring charges	257	4,147	2,181	8,496
Operating income	85,346	372,246	472,051	917,305
Interest expense, net of capitalized interest	35,334	24,636	125,901	66,315
Interest income	(4,241)	(2,128)	(10,665)	(3,600)
Foreign currency transaction gain	(6,711)	(888)	(2,802)	(2,500)
Miscellaneous, net	653	(1,083)	(1,781)	(5,198)
Income before income taxes	60,311	351,709	361,398	862,288
Income tax expense	30,848	113,396	106,367	278,046
Net income	29,463	238,313	255,031	584,242
Less: Net income from Granite Holdings Sàrl prior to acquisition by Pilgrim's Pride Corporation	—	6,093	—	23,486
Less: Net income (loss) attributable to noncontrolling interests	153	(460)	(238)	514
Net income attributable to Pilgrim’s Pride Corporation	$29,310	$232,680	$255,269	$560,242

Weighted average shares of Pilgrim's Pride Corporation common stock outstanding:
Basic	248,981	248,753	248,933	248,732
Effect of dilutive common stock equivalents	198	235	143	230
Diluted	249,179	248,988	249,076	248,962

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.12	$0.94	$1.03	$2.25
Diluted	$0.12	$0.93	$1.03	$2.25
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(In thousands)
Net income	$29,463	$238,313	$255,031	$584,242
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	(20,385)	22,378	(60,516)	89,153
Income tax effect	—	3,211	1,624	3,211
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	131	(779)	28	(137)
Reclassification to net earnings for losses realized	143	—	329	9
Available-for-sale securities
Gains arising during the period	70	—	1,302	—
Income tax effect	(17)	—	(317)	—
Reclassification to net earnings for gains realized	(364)	—	(1,263)	—
Income tax effect	89	—	307	—
Defined benefit plans
Gains (losses) arising during the period	566	393	7,158	(4,078)
Income tax effect	(138)	(148)	(1,743)	1,539
Reclassification to net earnings of losses realized	301	233	902	699
Income tax effect	(73)	(88)	(219)	(264)
Total other comprehensive income (loss), net of tax	(19,677)	25,200	(52,408)	90,132
Comprehensive income	9,786	263,513	202,623	674,374
Less: Comprehensive income for Granite Holdings Sàrl prior to acquisition by Pilgrim's Pride Corporation	—	460	—	88,050
Less: Comprehensive income (loss) attributable to noncontrolling interests	153	(460)	(238)	514
Comprehensive income attributable to Pilgrim's Pride Corporation	$9,633	$263,513	$202,861	$585,810
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Pilgrim's Pride Corporation balance at December 31, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,932,509	$173,943	$(31,140)	$9,505	$1,855,661
Net income (loss)	—	—	—	—	—	255,269	—	(238)	255,031
Other comprehensive loss, net of tax	—	—	—	—	—	—	(52,408)	—	(52,408)
Share-based compensation plans:
Common stock issued under compensation plans	228	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	9,259	—	—	—	9,259
Balance at September 30, 2018	260,396	$2,604	(11,416)	$(231,758)	$1,941,766	$429,212	$(83,548)	$9,267	$2,067,543

Pilgrim's Pride Corporation balance at December 25, 2016	$259,682	$2,597	(10,636)	$(217,117)	$1,686,742	$(520,635)	$(64,243)	$9,403	$896,747
Granite Holdings Sàrl balance at December 25, 2016	13,000	304,691	—	—	1,413,590	(262,150)	(265,615)	(1,131)	1,189,385
Combined balance at December 25, 2016	272,682	307,288	(10,636)	(217,117)	3,100,332	(782,785)	(329,858)	8,272	2,086,132
Net income	—	—	—	—	—	583,728	—	514	584,242
Other comprehensive income, net of tax	—	—	—	—	—	—	90,132	—	90,132
Share-based compensation plans:
Common stock issued under compensation plans	486	5	—	—	(5)	—	—	—	—
Requisite service period recognition	—	—	—	—	2,454	—	—	—	2,454
Common stock purchased under share repurchase program	—	—	(780)	(14,641)	—	—	—	—	(14,641)
Deemed equity contribution resulting from the transfer of Granite Holdings Sàrl net assets from JBS S.A. to Pilgrim's Pride Corporation in a common-control transaction	—	—	—	—	237,195	—	—	—	237,195
Transfer of Granite Holdings Sàrl net assets from JBS S.A. to Pilgrim's Pride Corporation in a common-control transaction	(13,000)	(304,691)	—	—	(1,413,590)	238,663	203,209	1,131	(1,275,278)
Balance at September 24, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,926,386	$39,606	$(36,517)	$9,917	$1,710,236
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017
	(In thousands)
Cash flows from operating activities:
Net income	$255,031	$584,242
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	211,450	204,625
Noncash loss on early extinguishment of debt	6,037	—
Foreign currency transaction loss related to borrowing arrangements	4,221	6,830
Amortization of premium related to Senior Notes	(501)	—
Accretion of discount related to Senior Notes	567	—
Asset impairment	884	4,947
Gain on property disposals	(452)	(540)
Gain on equity-method investments	(48)	(44)
Share-based compensation	9,259	2,454
Deferred income tax expense (benefit)	(2,147)	25,768
Changes in operating assets and liabilities:
Trade accounts and other receivables	(3,437)	(146,477)
Inventories	64,787	(149,806)
Prepaid expenses and other current assets	(15,428)	(15,377)
Accounts payable, accrued expenses and other current liabilities	78,107	(36,105)
Income taxes	(175,569)	149,063
Long-term pension and other postretirement obligations	(9,087)	(9,660)
Other operating assets and liabilities	1,606	(1,429)
Cash provided by operating activities	425,280	618,491
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(231,875)	(258,364)
Purchase of acquired businesses, net of cash acquired	—	(658,520)
Proceeds from property disposals	2,707	2,585
Cash used in investing activities	(229,168)	(914,299)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	703,090	1,013,662
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(1,071,441)	(609,678)
Proceeds from equity contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	5,558	5,038
Payment of capitalized loan costs	(11,081)	(4,550)
Purchase of common stock under share repurchase program	—	(14,641)
Cash provided by (used in) financing activities	(373,874)	389,831
Effect of exchange rate changes on cash and cash equivalents	4,071	15,084
Increase (decrease) in cash, cash equivalents and restricted cash	(173,691)	109,107
Cash, cash equivalents and restricted cash, beginning of period	589,531	297,523
Cash, cash equivalents and restricted cash, end of period	$415,840	$406,630
The accompanying notes are an integral part of these Condensed Consolidated and Combined Financial Statements.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken products to approximately 100 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of September 30, 2018, Pilgrim’s had approximately 51,300 employees and the capacity to process approximately 45.3 million birds per work week for a total of more than 13.1 billion pounds of live chicken annually. Approximately 5,200 contract growers supply poultry for the Company’s operations. As of September 30, 2018, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.5% of the Company’s outstanding common stock.
Condensed Consolidated and Combined Financial Statements
The accompanying unaudited Condensed Consolidated and Combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 30, 2018. For further information, refer to the consolidated and combined financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.
Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2018) in the notes to these Condensed Consolidated and Combined Financial Statements applies to our fiscal year and not the calendar year.
On September 8, 2017, a subsidiary of the Company acquired 100% of the issued and outstanding shares of Granite Holdings Sàrl and its subsidiaries (together, “Moy Park”) from JBS in a common-control transaction. Moy Park was acquired by JBS from an unrelated third party on September 30, 2015. The Condensed Consolidated and Combined Financial Statements presented for the thirteen and thirty-nine weeks ended September 24, 2017 include the accounts of the Company and its majority-owned subsidiaries combined with the accounts of Moy Park. The Condensed Consolidated and Combined Financial Statements presented for the thirteen and thirty-nine weeks ended September 30, 2018 and the Condensed Consolidated Balance Sheet presented as of December 31, 2017 include the accounts of the Company and its majority-owned subsidiaries, including Moy Park. We eliminate all significant affiliate accounts and transactions upon consolidation.
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

During 2017, the Company reported an adjustment resulting from the translation of a British pound-denominated note payable owed to JBS as a component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet. The Company designated this note payable as a hedge of its net investment in Moy Park. This adjustment remains in Accumulated other comprehensive loss as of September 30, 2018 and will be reclassified if the Company disposes of its investment in Moy Park.
The Company or its subsidiaries may use derivatives for the purpose of mitigating exposure to changes in foreign currency exchange rates. Foreign currency transaction gains or losses are reported in the Condensed Consolidated and Combined Statements of Income.
We made the following reclassification to the Condensed Consolidated Balance Sheet presented as of December 31, 2017 in order to conform to the Condensed Consolidated Balance Sheet presented as of September 30, 2018:

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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated and Combined Statements of Cash Flows:

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$401,306	$581,510
Restricted cash	14,534	8,021
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated and Combined Statements of Cash Flows	$415,840	$589,531
Recent Accounting Pronouncements Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. We adopted this standard as of January 1, 2018, the beginning of our 2018 fiscal year, using the cumulative effect adjustment, often referred to as modified retrospective approach. Under this method, we did not restate the prior financial statements presented, and would record any adjustments in the opening balance sheet for January 2018. There was no cumulative effect to be recorded as an adjustment to the opening balance of retained earnings. The comparative information was not restated and continues to be presented under the accounting standards in effect for those periods. Additional disclosures will include the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the prior guidance. We expect minimal impact from the adoption of the new standard to the financial statements on a go forward basis, except for expanded disclosures. Revenue is currently recognized at destination and will continue to be recognized at point in time under the new guidance. Additional information regarding revenue recognition is included in “Note 13. Revenue Recognition.”
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which, in an effort to improve consistency and transparency, requires the service cost component of defined benefit pension cost and postretirement benefit cost (“net benefit cost”) to be reported in the same line of the income statement as other compensation costs earned by the employee and the other components of net benefit cost to be reported below income from operations. We adopted this standard as of January 1, 2018, the beginning of our 2018 fiscal year. The initial adoption of this guidance did not have a material impact on our financial statements.
Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2018
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), along with several updates, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity may elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or the beginning of the period of adoption using a cumulative-effect adjustment approach. The provisions of the new guidance will be effective as of the beginning of our 2019 fiscal year. We will adopt the new standard as of December 31, 2018, the beginning of our 2019 fiscal year, and recognize and measure leases at the beginning of the period of adoption. We are progressing in our assessment of leasing and other arrangements, and the evaluation of the impact of the new guidance on these arrangements and our financial statements. While we continue to assess the potential impacts of the standard, we anticipate this standard will have a material impact on our Consolidated Balance Sheet as a result of the increase in assets and liabilities from recognition of operating leases. However, we do not believe the standard will have a material impact on our Consolidated Statement of Income. Implementation of a system solution for administering our leases and facilitating compliance with the new guidance is in process with completion expected prior to the required adoption date.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of the new guidance will be effective as of the beginning of our 2020 fiscal year. Early adoption is permitted after our 2018 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, an accounting standard update that simplifies the application of hedge accounting guidance in current GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Among the simplification updates, the standard eliminates the requirement in current GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The standard requires the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The standard is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is permitted. We have elected to adopt this standard as of December 31, 2018, the beginning of our 2019 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, an accounting standard update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. The Company will need to decide whether to reclassify the stranded tax effects associated with the U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. If the Company chooses to reclassify we will need to calculate the amount of the reclassification and prepare the related disclosures The accounting standards is effective as of the beginning of our 2019 calendar year with early adoption permitted. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.
In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, an accounting standard update to improve non-employee share-based payment accounting. The accounting standard update more closely aligns the accounting for employee and non-employee share based payments. The accounting standards update is effective as of the beginning of our 2019 calendar year with early adoption permitted. We have elected to adopt this standard as of December 31, 2018, the beginning of our 2019 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, new accounting guidance to improve the effectiveness of disclosures related to fair value measurements. The new guidance removes certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy along with the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Additions to the disclosure requirements include more quantitative information related to significant unobservable inputs used in Level 3 fair value measurements and gains and losses included in other comprehensive income. The new guidance will be effective as of our 2020 fiscal year with early adoption permitted. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, new accounting guidance to improve the effectiveness of disclosures related to defined benefit plans by eliminating certain required disclosures, clarifying existing disclosures, and adding new disclosures. Changes include removing disclosures related to the amounts in accumulated other comprehensive income expected to be recognized in the next fiscal year, adding narrative disclosure of the reasons for significant gains and losses related to changes in the defined benefit obligation, and clarifying the disclosures required for plans with projected and accumulated benefit obligations in excess of plan assets. The new guidance will be effective as of our 2020 fiscal year with early adoption permitted. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.

2.	BUSINESS ACQUISITION
On September 8, 2017, the Company purchased 100% of the issued and outstanding shares of Moy Park from JBS for cash of $301.3 million and a note payable to the seller in the amount of £562.5 million (the "JBS S.A. Promissory Note"). Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With 4 fresh processing plants, 10 prepared foods cook plants, 3 feed mills, 6 hatcheries and 1 rendering facility currently operating in Northern Ireland, England, France and the Netherlands, Moy Park possesses the capacity to process approximately 6.1 million birds per seven-day work week, in addition to the capacity to produce approximately 460.0 million pounds of prepared foods per year. Its product portfolio comprises fresh and further processed poultry, ready-to-eat meals, breaded and multi-protein frozen foods, vegetarian foods and desserts, supplied to major food retailers and restaurant chains in Europe (including the U.K.). Moy Park has approximately 10,400 employees as of September 30, 2018. The Moy Park operations comprise our U.K. and Europe segment.
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
Net sales generated by Moy Park during the thirteen weeks ended September 30, 2018 and September 24, 2017 were $526.7 million and $514.3 million, respectively. Net sales generated by Moy Park during the thirty-nine weeks ended September 30, 2018 and September 24, 2017 were $1.6 billion and $1.5 billion, respectively. Moy Park generated net income during the thirteen weeks ended September 30, 2018 and September 24, 2017 totaling $17.7 million and $8.2 million, respectively. Moy Park generated net income during the thirty-nine weeks ended September 30, 2018 and September 24, 2017 totaling $39.5 million and $25.6 million, respectively.
The following unaudited pro forma information presents the combined financial results for the Company and Moy Park as if the acquisition had been completed at the beginning of the Company’s prior year, December 25, 2016.

	Thirty-Nine Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended September 24, 2017
	(In thousands, except per share amount)
Net sales	$8,280,995	$8,025,511
Net income attributable to Pilgrim's Pride Corporation	255,504	558,036
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	1.03	2.24
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
As of September 30, 2018 and December 31, 2017, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments and foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$4,822	$4,822
Foreign currency instruments	430	430
Fair value liabilities:
Commodity futures instruments	(517)	(517)
Commodity options instruments	(11,279)	(11,279)
Foreign currency instruments	(1,943)	(1,943)

	December 31, 2017
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$301	$301
Commodity options instruments	421	421
Foreign currency instruments	45	45
Fair value liabilities:
Commodity futures instruments	(296)	(296)
Commodity option instruments	(3,551)	(3,551)
Foreign currency instruments	(211)	(211)
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(1,002,598)	$(966,340)	$(750,000)	$(774,375)
Fixed-rate senior notes payable at 5.875%, at Level 1 inputs	(843,538)	(805,622)	(604,820)	(619,080)
Fixed-rate senior notes payable at 6.25%, at Level 1 inputs	—	—	(403,444)	(418,787)
Secured loans, at Level 3 inputs	(450)	(449)	(873)	(855)
See “Note 11. Long-Term Debt and Other Borrowing Arrangements” for additional information.

The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair value of the Company’s Level 1 fixed-rate debt obligations was based on the quoted market price at September 30, 2018 or December 31, 2017, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows at September 30, 2018 or December 31, 2017, as applicable.
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
4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Trade accounts receivable	$526,063	$548,472
Notes receivable - current	4,630	5,130
Other receivables	36,888	20,021
Receivables, gross	567,581	573,623
Allowance for doubtful accounts	(8,022)	(8,145)
Receivables, net	$559,559	$565,478

Accounts receivable from related parties(a)	$652	$2,951
(a)    Additional information regarding accounts receivable from related parties is included in “Note 20. Related Party Transactions.”
Activity in the allowance for doubtful accounts for the thirty-nine weeks ended September 30, 2018 was as follows (in thousands):

Balance, beginning of period	$(8,145)
Provision charged to operating results	(1,398)
Account write-offs and recoveries	1,629
Effect of exchange rate	(108)
Balance, end of period	$(8,022)
5.     INVENTORIES
Inventories consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Raw materials and work-in-process	$734,289	$722,083
Finished products (a)	355,736	444,796
Operating supplies	42,350	35,442
Maintenance materials and parts	50,587	52,749
Total inventories	$1,182,962	$1,255,070

(a)
Finished products contains a $54.4 million reclassification related to both in-transit and non-chicken finished products that were previously presented in Feed, eggs and other on our annual report on Form 10-K for the year ended December 31, 2017 to conform to the inventories presented as of September 30, 2018.

6.	INVESTMENTS IN SECURITIES

We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$253,500	$253,500	$330,456	$330,456
Other	32,273	32,273	942	942
Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains during the thirteen and thirty-nine weeks ended September 30, 2018 related to the Company’s available-for-sale securities totaled $2.5 million and $5.4 million, respectively, while gross realized losses were immaterial. Gross realized gains during the thirteen and thirty-nine weeks ended September 24, 2017 related to the Company’s available-for-sale securities totaled $2.0 million and $3.1 million, respectively, while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short or long-term investments are historically disclosed in the Condensed Consolidated and Combined Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the thirteen and thirty-nine weeks ended September 30, 2018 and September 24, 2017 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the thirteen and thirty-nine weeks ended September 30, 2018 and September 24, 2017 are disclosed in “Note 15. Stockholders’ Equity”.

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
The Company recognized net losses of $7.4 million and net gains of $6.9 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively. The Company recognized net losses of $25.0 million and net gains of $7.3 million related to changes in the fair value of its derivative financial instruments during the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively. Information regarding the Company’s outstanding derivative instruments and collateral posted with (owed to) brokers is included in the following table:

	September 30, 2018	December 31, 2017
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$4,822	$722
Commodity derivative liabilities	(11,796)	(3,847)
Foreign currency derivative assets	430	45
Foreign currency derivative liabilities	(1,943)	(211)
Collateral posted with brokers(a)	14,534	8,021
Derivatives coverage(b):
Corn	14.6%	3.1%
Soybean meal	11.0%	1.7%
Period through which stated percent of needs are covered:
Corn	September 2019	March 2019
Soybean meal	December 2019	December 2018

(a)	Collateral posted with brokers consists primarily of cash, short term treasury bills, or other cash equivalents.

(b)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(In thousands)
Foreign currency derivatives	$130	$(779)	$33	$(128)
Total	$130	$(779)	$33	$(128)

	Net Realized Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(In thousands)
Foreign currency derivatives	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(In thousands)
Foreign currency derivatives	$143	$—	$(329)	$(9)
Total	$143	$—	$(329)	$(9)
At September 30, 2018, the pre-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated and Combined Statements of Income during the next twelve months are less than $0.1 million.

This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) to earnings.

8.	GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the thirty-nine weeks ended September 30, 2018 was as follows:

	December 31, 2017	Currency Translation	September 30, 2018
	(In thousands)
U.S.	$41,936	$—	$41,936
U.K. and Europe	834,346	(30,278)	804,068
Mexico	125,607	—	125,607
Total	$1,001,889	$(30,278)	$971,611
Identified intangible assets consisted of the following:

	December 31, 2017	Amortization	Currency Translation	Reclassification	September 30, 2018
	(In thousands)
Carrying amount:
Trade names	$79,686	$—	$—	$(1,343)	$78,343
Customer relationships	251,952	—	(3,287)	1,343	250,008
Non-compete agreements	320	—	—	—	320
Trade names not subject to amortization	403,594	—	(13,740)	—	389,854
Accumulated amortization:
Trade names	(40,888)	(2,796)	—	623	(43,061)
Customer relationships	(77,194)	(17,248)	1,033	(623)	(94,032)
Non-compete agreements	(307)	(6)	—	—	(313)
Total identified intangible assets	$617,163	$(20,050)	$(15,994)	$—	$581,119
Intangible assets are amortized over the estimated useful lives of the assets as follows:
.

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years
At September 30, 2018, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.

9.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Land	$197,182	$205,087
Buildings	1,682,584	1,681,610
Machinery and equipment	2,582,087	2,533,522
Autos and trucks	57,846	58,159
Construction-in-progress	238,806	187,094
PP&E, gross	4,758,505	4,665,472
Accumulated depreciation	(2,637,859)	(2,570,325)
PP&E, net	$2,120,646	$2,095,147
The Company recognized depreciation expense of $64.4 million and $63.8 million during the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively. The Company recognized depreciation expense of $187.0 million and $181.1 million during the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively.
During the thirty-nine weeks ended September 30, 2018, Pilgrim's spent $231.9 million on capital projects and transferred $149.5 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the thirty-nine weeks ended September 30, 2018 to improve efficiencies and reduce costs. During the thirty-nine weeks ended September 24, 2017, the Company spent $258.4 million on capital projects and transferred $272.5 million of completed projects from construction-in-progress to depreciable assets.
During the thirteen and thirty-nine weeks ended September 30, 2018, the Company sold certain PP&E for $1.5 million and $2.7 million, respectively, in cash and recognized net gain on these sales of $0.7 million and $0.5 million, respectively. PP&E sold in thirty-nine weeks ended September 30, 2018 included a processing plant in Alabama, a residential building in Georgia, vacant land in Georgia and North Carolina, and miscellaneous equipment. During the thirteen and thirty-nine weeks ended September 24, 2017, the Company sold certain PP&E for cash of $1.0 million and $2.6 million, respectively, and recognized a net loss of $0.2 million and a net gain of $0.5 million, respectively. PP&E sold in the thirty-nine weeks ended September 24, 2017 included a processing plant in Texas, a feed mill in Arkansas, poultry farms in Alabama and Texas, vacant land in Texas, and miscellaneous equipment.
Management has committed to the sale of a processing complex in Minnesota and miscellaneous equipment that no longer fit into the operating plans of the Company. The Company is actively marketing these assets for immediate sale and believes a sale of each asset can be consummated within the next 12 months. At September 30, 2018 and December 31, 2017, the Company reported properties and related assets totaling $2.6 million and $0.7 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The fair values of the Minnesota processing complex and the miscellaneous equipment that were classified as assets held for sale as of September 30, 2018 were both based on quoted market prices.
The Company tested the recoverability of its Minnesota processing complex held for sale as of April 1, 2018, July 1, 2018, and September 30, 2018. The Company determined that the aggregate carrying amount at September 30, 2018 of this asset group was not recoverable over the remaining life of the primary asset in the group and recognized impairment cost of $0.8 million within the U.S. segment, which it reported in the line item Administrative restructuring charges on its Condensed Consolidated and Combined Statements of Income.
The Company has closed or idled various facilities in the U.S. and in the U.K. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At September 30, 2018, the carrying amounts of these idled assets totaled $47.4 million based on depreciable value of $155.6 million and accumulated depreciation of $108.2 million. During the thirty-nine weeks ended September 30, 2018, the Company recognized an impairment loss of $0.1 million related to leasehold improvements at an idled administrative office.
At September 30, 2018, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.

10.	CURRENT LIABILITIES

Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	September 30, 2018	December 31, 2017
	(In thousands)
Accounts payable:
Trade accounts	$740,735	$661,759
Book overdrafts	62,799	56,022
Other payables	14,393	15,246
Total accounts payable	817,927	733,027
Accounts payable to related parties(a)	6,795	2,889
Revenue contract liability(b)	28,873	36,607
Accrued expenses and other current liabilities:
Compensation and benefits	152,707	181,678
Interest and debt-related fees	31,771	29,750
Insurance and self-insured claims	81,475	79,911
Derivative liabilities:
Commodity futures	517	296
Commodity options	11,279	3,551
Foreign currency derivatives	1,943	211
Other accrued expenses	123,454	114,755
Total accrued expenses and other current liabilities	403,146	410,152
	$1,256,741	$1,182,675
(a)    Additional information regarding accounts payable to related parties is included in “Note 20. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 13. Revenue Recognition.”

11.    LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	September 30, 2018	December 31, 2017
		(In thousands)
Long-term debt and other long-term borrowing arrangements:
Senior notes payable, net of premium and discount at 5.75%	2025	$1,002,598	$754,820
Senior notes payable, net of discount at 5.875%	2027	843,538	600,000
Senior notes payable at 6.25%	2021	—	403,444
U.S. Credit Facility (defined below):
Term note payable at 3.60%	2023	500,000	780,000
Revolving note payable at 5.25%	2023	—	73,262
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 0.95%	2019	—	76,307
Moy Park Multicurrency Revolving Facility with notes payable at LIBOR rate plus 2.5%	2018	—	9,590
Moy Park France Invoice Discounting Revolver with payables at EURIBOR plus 0.8%	2018	1,479	1,815
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Secured loans with payables at weighted average of 3.73%	Various	450	873
Capital lease obligations	Various	4,917	9,239
Long-term debt		2,352,982	2,709,350
Less: Current maturities of long-term debt		(24,026)	(47,775)
Long-term debt, less current maturities		2,328,956	2,661,575
Less: Capitalized financing costs		(26,762)	(25,958)
Long-term debt, less current maturities, net of capitalized financing costs:		$2,302,194	$2,635,617
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
On May 29, 2018, Moy Park (Bondco) plc redeemed all remaining Moy Park Senior Notes outstanding at the redemption price equal to 101.56% of the principal amount, plus accrued and unpaid interest. The principal value of the Moy Park Senior Notes redeemed on May 29, 2018 was £65.7 million. As of September 30, 2018, there are no Moy Park Senior Notes outstanding.
U.S. Credit Facility
On July 20, 2018, the Company, and certain of the Company’s subsidiaries entered into a Fourth Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto. The U.S. Credit Facility provides for a $750.0 million revolving credit commitment and a term loan commitment of up to $500.0 million (the “Term Loans”). The Company used the proceeds from the term loan commitment under the U.S. Credit Facility, together with cash on hand, to repay the outstanding loans under the Company’s previous credit agreement with Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the other lenders and financial institutions party thereto.
The U.S. Credit Facility includes an accordion feature that allows the Company, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.25 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of September 30, 2018, the Company had Term Loans outstanding totaling $500.0 million and the amount available for borrowing under the revolving loan commitment was $705.1 million. The Company had letters of credit of $44.9 million and no borrowings outstanding under the revolving loan commitment as of September 30, 2018.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.25% through August 2, 2018 and, thereafter, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.25% through August 2, 2018 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
The U.S. Credit Facility contains customary financial and other various covenants for transactions of this type, including restrictions on the Company's ability to incur additional indebtedness, incur liens, pay dividends, make certain restricted payments, consummate certain asset sales, enter into certain transactions with the Company’s affiliates, or merge, consolidate and/or sell or dispose of all or substantially all of its assets, among other things. The U.S. Credit Facility requires the Company to comply with a minimum level of tangible net worth covenant. The U.S. Credit Facility also provides that the Company may not incur capital expenditures in excess of $500.0 million in any fiscal year.
All obligations under the U.S. Credit Facility continue to be unconditionally guaranteed by certain of the Company’s subsidiaries and continue to be secured by a first priority lien on (i) the accounts receivable and inventory of the Company and its non-Mexico subsidiaries, (ii) 100% of the equity interests in the Company's domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in its direct foreign subsidiaries and (iii) substantially all of the assets of the Company and the guarantors under the U.S. Credit Facility. The Company is currently in compliance with the covenants under the U.S. Credit Facility.
Mexico Credit Facility
On September 27, 2016, certain of the Company's Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $750.0 million Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility is scheduled to mature on September 27, 2019. Outstanding borrowings under the Mexico Credit Facility bear interest at a per annum rate of 9.07%. As of September 30, 2018, the U.S. dollar-equivalent loan commitment and the U.S. dollar-equivalent borrowing availability under the Mexico Credit Facility were both $40.1 million. As of September 30, 2018, there were no outstanding borrowings under the Mexico Credit Facility.
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement matures on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (i) LIBOR or, in relation to any loan in euros, EURIBOR, plus (ii) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of September 30, 2018, the U.S. dollar-equivalent loan commitment and borrowing availability were both $130.3 million. There were no outstanding borrowings under the Bank of Ireland Facility Agreement as of September 30, 2018.
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
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was decreased by 50 percent in June 2018. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%. As of September 30, 2018, the U.S. dollar-equivalent loan commitment, borrowing availability and outstanding borrowings under the Invoice Discounting Facility were $11.6 million, $10.1 million, and $1.5 million, respectively.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
12.    INCOME TAXES
The Company recorded income tax expense of $106.4 million, a 29.4% effective tax rate, for the thirty-nine weeks ended September 30, 2018 compared to income tax expense of $278.0 million, a 32.2% effective tax rate, for the thirty-nine weeks ended September 24, 2017. The decrease in income tax expense in 2018 resulted primarily from a reduction in pre-tax income as well as a reduction in the U.S. corporate income tax rate as a result of the recently enacted comprehensive tax legislation, partially offset by the recognition of the one-time transition tax discussed below.
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
The Company is applying the guidance in Staff Accounting Bulletin (“SAB”) 118 when accounting for the enactment-date effects of the Tax Act. As of September 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act. In certain cases, as described below, the Company has made a reasonable estimate of certain effects of the Tax Act. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on existing accounting under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For example, the Company has yet to make a reasonable estimate for the effect of the various federal income tax elements of the Tax Act on its state tax rate. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. Estimates may also be affected as the Company gains a more thorough understanding of the Tax Act. These changes could be material to income tax expense.
As of December 31, 2017, the Company estimated no tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, the Company did not accrue any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986 for the year ended December 31, 2017. Upon further analysis of certain aspects of the Tax Act and a refinement of the historical calculation of E&P on accumulated post-1986 deferred foreign income, the Company made sufficient progress during the thirty-nine weeks ended September 30, 2018 in the E&P analysis of its foreign subsidiaries and recalculated significant overall positive E&P. Therefore, due to this recalculation, the Company estimates a $26.4 million tax liability for the one-time transition tax as of September 30, 2018. This one-time transition adjustment increased the effective tax rate for the thirty-nine weeks ended September 30, 2018 by approximately 7.0%. Additionally, this amount will be reported on the Company's federal income tax return for the tax period ended December 31, 2017. As the Company gains a more thorough understanding of the tax law and further Tax Act guidance is released, the Company will continue to refine its E&P analysis and adjust its calculations of the one-time transition tax accordingly. Any adjustment may materially and adversely affect the measurement of this liability. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time transition tax or any additional outside basis difference inherent in these foreign subsidiaries, as these amounts continue to be permanently reinvested in foreign operations.

The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined the accounting policy it will elect. As of September 30, 2018, the Company is estimating a $5.9 million federal GILTI tax liability, which is reflected in the Company's estimated annual effective tax rate.
The Tax Act provides for a foreign-derived intangible income (“FDII”) deduction, which is available to domestic C corporations that derive income from the export of property and services. As of September 30, 2018, the Company estimated a federal FDII benefit of $0.2 million, which is reflected in the Company’s estimated annual effective tax rate. The Company will continue to refine its FDII calculations, which may result in changes to this estimated benefit.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 30, 2018, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the thirty-nine weeks ended September 30, 2018 and September 24, 2017, there is a tax effect of ($0.3) million and $4.5 million, respectively, reflected in other comprehensive income.
For the thirty-nine weeks ended September 30, 2018 and September 24, 2017, there are immaterial tax effects reflected in income tax expense due to excess tax benefits related to share-based compensation.
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

	Thirteen Weeks Ended September 30, 2018			Thirty-Nine Weeks Ended September 30, 2018
	Domestic	Export	Net Sales	Domestic	Export	Net Sales
	(In thousands)			(In thousands)
U.S.	$1,800,789	$63,380	$1,864,169	$5,411,391	$193,318	$5,604,709
U.K. and Europe	456,187	70,535	526,722	1,398,494	235,631	1,634,125
Mexico	306,713	—	306,713	1,042,161	—	1,042,161
Net Sales	$2,563,689	$133,915	$2,697,604	$7,852,046	$428,949	$8,280,995

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
Changes in the revenue contract liability balances during the thirty-nine weeks ended September 30, 2018 are as follows (in thousands):

Balance, beginning of period	$36,607
Revenue recognized	(42,358)
Cash received, excluding amounts recognized as revenue during the period	34,624
Balance, end of period	$28,873
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
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all these retirement plans were as follows:

	Thirteen Weeks Ended September 30, 2018	Thirteen Weeks Ended September 24, 2017	Thirty-Nine Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended September 24, 2017
	(In thousands)
Total retirement plans expense	$2,968	$2,735	$9,133	$7,963
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Thirty-Nine Weeks Ended September 30, 2018		Thirty-Nine Weeks Ended September 24, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$178,247	$1,603	$167,159	$1,648
Interest cost	4,097	35	4,178	38
Actuarial losses (gains)	(9,787)	(67)	9,433	25
Benefits paid	(6,857)	(111)	(7,571)	(111)
Projected benefit obligation, end of period	$165,700	$1,460	$173,199	$1,600

	Thirty-Nine Weeks Ended September 30, 2018		Thirty-Nine Weeks Ended September 24, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$112,570	$—	$97,526	$—
Actual return on plan assets	1,853	—	9,321	—
Contributions by employer	9,474	111	10,538	111
Benefits paid	(6,857)	(111)	(7,571)	(111)
Fair value of plan assets, end of period	$117,040	$—	$109,814	$—

	September 30, 2018		December 31, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(48,660)	$(1,460)	$(65,677)	$(1,603)

	September 30, 2018		December 31, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(12,155)	$(148)	$(12,168)	$(149)
Long-term liability	(36,505)	(1,312)	(53,509)	(1,454)
Recognized liability	$(48,660)	$(1,460)	$(65,677)	$(1,603)

	September 30, 2018		December 31, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive income (loss) at end of period:	(In thousands)
Net actuarial loss (gain)	$46,241	$(32)	$54,235	$35

The accumulated benefit obligation for the Company's defined benefit pension plans was $165.7 million and $178.2 million at September 30, 2018 and December 31, 2017, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at September 30, 2018 and December 31, 2017. As of September 30, 2018, the weighted average duration of the Company's defined benefit pension obligation is 30.98 years.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended September 30, 2018		Thirteen Weeks Ended September 24, 2017		Thirty-Nine Weeks Ended September 30, 2018		Thirty-Nine Weeks Ended September 24, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,366	$12	$1,392	$13	$4,097	$35	$4,178	$38
Estimated return on plan assets	(1,516)	—	(1,314)	—	(4,549)	—	(3,940)	—
Amortization of net loss	300	—	233	—	902	—	699	—
Net costs	$150	$12	$311	$13	$450	$35	$937	$38
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	September 30, 2018		December 31, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	4.28%	4.08%	3.69%	3.39%

	Thirty-Nine Weeks Ended September 30, 2018		Thirty-Nine Weeks Ended September 24, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	3.69%	3.39%	4.32%	3.81%
Expected return on plan assets	5.50%	N/A	5.50%	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of September 30, 2018 and December 31, 2017, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(4,729)	$4,488
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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	1%	5%
Pooled separate accounts(a):
Equity securities	4%	5%
Fixed income securities	4%	4%
Common collective trust funds(a):
Equity securities	47%	56%
Fixed income securities	40%	30%
Real estate	4%	—%
Total assets	100%	100%

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

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$701	$—	$—	$701	$6,128	$—	$—	$6,128
Pooled separate accounts:
Large U.S. equity funds(d)	—	2,927	—	2,927	—	3,483	—	3,483
Small/Mid U.S. equity funds(e)	—	363	—	363	—	420	—	420
International equity funds(f)	—	1,758	—	1,758	—	1,665	—	1,665
Fixed income funds(g)	—	5,052	—	5,052	—	4,799	—	4,799
Common collective trusts funds:
Large U.S. equity funds(d)	—	21,121	—	21,121	—	22,695	—	22,695
Small U.S. equity funds(e)	—	7,957	—	7,957	—	20,592	—	20,592
International equity funds(f)	—	25,452	—	25,452	—	19,923	—	19,923
Fixed income funds(g)	—	46,493	—	46,493	—	32,865	—	32,865
Real estate(h)	—	5,216	—	5,216	—	—	—	—
Total assets	$701	$116,339	$—	$117,040	$6,128	$106,442	$—	$112,570

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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
Benefit Payments
The following table reflects the benefits as of September 30, 2018 expected to be paid through 2027 from the Company's pension and other postretirement plans. Because its pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because the Company's other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from its own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2018	$4,592	$37
2019	11,889	148
2020	11,687	146
2021	11,337	143
2022	11,160	139
2023-2027	50,628	611
Total	$101,293	$1,224

The Company anticipates contributing $2.7 million and less than $0.1 million, as required by funding regulations or laws, to its pension plans and other postretirement plans, respectively, during the remainder of 2018.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Thirty-Nine Weeks Ended September 30, 2018		Thirty-Nine Weeks Ended September 24, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$54,235	$35	$46,494	$(31)
Amortization	(902)	—	(699)	—
Actuarial loss (gain)	(9,787)	(67)	9,433	25
Asset loss (gain)	2,695	—	(5,381)	—
Net actuarial loss (gain), end of period	$46,241	$(32)	$49,847	$(6)
The Company expects to recognize in net pension cost throughout the remainder of 2018 an actuarial loss of $0.3 million that was recorded in accumulated other comprehensive loss at September 30, 2018.
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
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

15.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive income (loss):

	Thirty-Nine Weeks Ended September 30, 2018(a)
	Gains Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$42,081	$(1,848)	$(71,434)	$61	$(31,140)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(58,892)	33	5,415	985	(52,459)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	329	683	(956)	56
Impact of currency translation	—	(5)	—	—	(5)
Net other comprehensive income (loss)	(58,892)	357	6,098	29	(52,408)
Balance, end of period	$(16,811)	$(1,491)	$(65,336)	$90	$(83,548)

	Thirty-Nine Weeks Ended September 24, 2017(a)
	Losses Related to Foreign Currency Translation	Unrealized Gains on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(265,714)	$99	$(64,243)	$—	$(329,858)
Granite Holdings Sarl common-control transaction	204,577	(1,368)	—	—	203,209
Comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	92,364	(137)	(2,539)	—	89,688
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	9	435	—	444
Net other comprehensive income (loss)	92,364	(128)	(2,104)	—	90,132
Balance, end of period	$31,227	$(1,397)	$(66,347)	$—	$(36,517)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive income (loss).

	Amounts Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Thirty-Nine Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended September 24, 2017	Affected Line Item in the Condensed Consolidated and Combined Statements of Income
	(In thousands)
Realized loss on settlement of derivative financial instruments classified as cash flow hedges	$(329)	$(9)	Cost of sales
Realized gain on sale of securities	1,263	—	Interest income
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(36)	(18)	Cost of sales
Legacy Gold Kist plans(c)(d)	(270)	(212)	Cost of sales
Legacy Gold Kist plans(c)(d)	(596)	(469)	Selling, general and administrative expense
Total before tax	32	(708)
Tax benefit	(88)	264
Total reclassification for the period	$(56)	$(444)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Union Plan, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. At September 30, 2018, the Company has accrued $7.1 million related to cash bonus awards that could potentially be awarded under the STIP during the remainder of 2018 and 2019. The Company assumed responsibility for the JFC LLC Long-Term Equity Incentive Plan dated January 1, 2014, as amended (the “JFC LTIP”) through its acquisition of JFC LLC and its subsidiaries (together, “GNP”) on January 6, 2017. The Company has accrued $2.2 million in costs related to the JFC LTIP at September 30, 2018. The Company assumed responsibility for the Moy Park Incentive Plan dated January 1, 2013, as amended (the “MPIP”) through its acquisition of Moy Park on September 8, 2017. The Company has accrued $0.5 million in costs related to the MPIP at September 30, 2018.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). At September 30, 2018, we have reserved approximately 4.4 million shares of common stock for future issuance under the LTIP.

The following awards were outstanding during the thirty-nine weeks ended September 30, 2018:

Award Type	Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award	Vesting Condition	Vesting Date	Awards Forfeited to Date		Settlement Method
RSU	LTIP	389,424	01/19/2017	18.38	Performance / Service	(a)	389,424	(a)	Stock
RSU	LTIP	410,000	02/14/2018	25.59	Service	01/01/2019	—		Stock
RSU	LTIP	161,215	03/01/2018	24.93	Service	(b)	7,646		Stock
RSU	LTIP	266,478	03/01/2018	24.93	Performance / Service	(c)	30,167		Stock
RSU	LTIP	11,144	05/10/2018	21.54	(d)	(d)	—		Stock

(a)	Performance conditions associated with these awards were not satisfied. Therefore, 100% of the awards were forfeited during the thirty-nine weeks ended September 30, 2018.

(b)
These restricted stock units vest in ratable tranches on December 31, 2018, December 31, 2019 and December 31, 2020. Expected compensation cost related to these units totals $4.0 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.

(c)
If performance conditions related to the Company's 2018 operating results are satisfied, these restricted stock units vest in ratable tranches on December 31, 2019, December 31, 2020 and December 31, 2021. Expected compensation cost related to these units before considering the impact of individual participant forfeitures totals $6.6 million based on a closing stock price for the Company's common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.

(d)
These restricted stock units were granted to the four non-employees who currently serve on the Company's Board of Directors. Each participating director's units will vest upon his departure from the Company's Board of Directors. Compensation cost was recognized in profit/loss upon the grant date.

Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(In thousands)
Share-based compensation cost:
Cost of sales	$124	$32	$293	$219
Selling, general and administrative expense	3,502	475	8,966	2,235
Total	$3,626	$507	$9,259	$2,454

Income tax benefit	$883	$132	$2,254	$733
The Company’s RSU activity is included below:

	Thirty-Nine Weeks Ended September 30, 2018		Thirty-Nine Weeks Ended September 24, 2017
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
Outstanding at beginning of period	389	$18.39	906	$20.00
Granted	849	25.20	462	18.72
Vested	—	—	(486)	17.73
Forfeited	(427)	18.97	(251)	25.36
Outstanding at end of period	811	$25.22	631	$18.68
No awards vested during the thirty-nine weeks ended September 30, 2018. The total fair value of awards vested during the thirty-nine weeks ended September 24, 2017 was $8.6 million.
At September 30, 2018, the total unrecognized compensation cost related to all nonvested awards was $11.2 million. That cost is expected to be recognized over a weighted average period of 1.56 years.

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

During the thirteen and thirty-nine weeks ended September 30, 2018, the Company recognized the following costs and incurred the following cash outlays related to these restructuring initiatives:

	Thirteen Weeks Ended September 30, 2018		Thirty-Nine Weeks Ended September 30, 2018
	Expenses	Cash Outlay	Expenses	Cash Outlay
	(In thousands)
GNP initiative:
Employee termination benefits	$(43)	$272	$936	$1,437
Inventory adjustments	—	—	(227)	—
Asset impairments	311	—	781	—
Other charges	—	—	—	65
	268	272	1,490	1,502
40 North Foods initiative:
Employee termination benefits	—	38	449	443
Asset impairments	—	—	103	—
Other	(11)	17	139	26
	(11)	55	691	469
Total	$257	$327	$2,181	$1,971
These expenses are reported in the line item Administrative restructuring charges on the Condensed Consolidated and Combined Statements of Income and are recognized in the U.S. segment.

The following table reconciles liabilities and reserves associated with this restructuring initiative from the beginning to the end of the thirty-nine weeks ended September 30, 2018. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in the Condensed Consolidated Balance Sheets.

	GNP Initiative				40 North Foods Initiative
	Employee Termination Benefits	Inventory Adjustments	Other Charges	Total	Employee Termination Benefits	Other Charges	Total
	(In thousands)
Beginning liability or reserve	$800	$699	$752	$2,251	$—	$—	$—
Restructuring charges	936	(227)	76	785	449	139	588
Payments and disposals	(1,437)	(472)	(735)	(2,644)	(443)	(26)	(469)
Ending liability or reserve	$299	$—	$93	$392	$6	$113	$119
18.    PUERTO RICO HURRICANE IMPACT
Hurricane Maria became the strongest storm to make landfall in Puerto Rico in 85 years when it came ashore on September 20, 2017. The Company suffered significant damage because of the storm. Pilgrim’s lost 2.1 million birds on the island, many of the Company’s contract growers lost their poultry houses, and the Company incurred damage at its processing plant, feed mill and hatchery. PPC does not expect that its operations on the island will be fully functional until the fourth quarter of 2018.
Estimated damages incurred by the Company through September 30, 2018 included property and casualty losses totaling $5.2 million and a business interruption claim totaling $14.8 million. Pilgrim’s expects to receive insurance proceeds related to these damages in the amount of $11.5 million and has recorded a receivable from its insurance provider for that amount. The amount of insurance recovery related to both the property and casualty losses and the business interruption claim are included in Cost of sales in the Condensed Consolidated and Combined Statements of Income and are recognized in the U.S. segment.

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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, No. 1:16-cv-08637 were brought against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. The defendants, including PPC, filed motions to dismiss these actions. On November 20, 2017, the court denied all pending motions to dismiss with the exception of certain state-law claims by indirect purchasers that were dismissed or narrowed in scope. Discovery is proceeding and is currently scheduled to be complete by October 14, 2019. Between December 2017 and September 2018, eleven individual direct action complaints (Affiliated Foods, Inc., et al., v. Claxton Poultry Farms, Inc., et al., No. 1:17-cv-08850; Winn Dixie Stores, Inc. v. Koch Foods, Inc., No. 1:18-cv-00245; Sysco Corp. v. Tyson Foods Inc., et al; No. 1:18-cv-00700; US Foods Inc. v. Tyson Foods Inc., et al; No. 1:18-cv-00702; Action Meat Distributors, Inc., et al., v. Claxton Poultry Farms, Inc., et al., No. 1:18-cv-03471; Jetro Holdings, LLC, v. Tyson Foods, Inc., et al., No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al., v. Tyson Foods, Inc., et al., No. 1:18-cv-4616; The Kroger Co., et al., v. Tyson Foods, Inc., et al., No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., No. 1:18-cv-05345; and BJ's Wholesale Club, Inc. v. Tyson Foods, Inc., et al., No. 1:18-cv-05877) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities, the allegations of which largely mirror those in the class action complaints. The Court’s scheduling order currently requires completion of fact discovery on October 14, 2019, class certification briefing and expert reports proceeding from November 12, 2019 to July 14, 2020 and summary judgment to proceed 60 days after the Court rules on motions for class certification. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated. In May 2018, an individual direct action complaint was filed with the U.S. District Court for the District of Kansas (Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., No. 2:18-cv-02258), the allegations of which largely mirror those in the class action complaints. On September 13, 2018, the Court granted the defendants’ motion to transfer this action to the U.S. District Court for the Northern District of Illinois where the parties anticipate it will be coordinated with the remaining complaints.
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

On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Court initially held oral argument on January 19, 2018, during which it considered and granted only motions from certain other defendants. challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma court occurred on April 20, 2018. Rulings on the motion are pending. In addition, on March 12, 2018, the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) enjoined plaintiffs from litigating the Grower Litigation complaint as pled against the Company because allegations in the consolidated complaint violate the confirmation order relating to the Company’s 2008-2009 bankruptcy proceedings. Specifically, the 2009 bankruptcy confirmation order bars any claims against the Company based on conduct occurring before December 28, 2009. On March 13, 2018, Pilgrim’s notified the trial court of the Bankruptcy Court’s injunction. To date, plaintiffs have not amended the consolidated complaint to comply with the Bankruptcy Court’s injunction order or the confirmation order.
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
In January 2018, a stockholder derivative action entitled Raul v. Nogueira de Souza, et al., was filed in the U.S. District Court for the District of Colorado against the Company, as nominal defendant, as well as the Company’s directors, its Chief Financial Officer, and majority shareholder, JBS S.A. The complaint alleges, among other things, that (i) defendants permitted the Company to omit material information from its proxy statements filed in 2014 through 2017 related to the conduct of Wesley Mendonça Batista and Joesley Mendonça Batista, (ii) the individual defendants and JBS S.A. breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Litigation and (iii) issuing false and misleading statements as alleged in the Hogan class action litigation. On May 17, 2018, the plaintiffs filed an unopposed motion to stay proceedings pending a final resolution of the Hogan class action litigation. The court-ordered deadline for the defendants to file an answer or otherwise respond to the complaint was originally set for July 30, 2018. This deadline was extended to August 31, 2018, at which time the plaintiffs filed an unopposed motion to voluntarily dismiss the complaint without prejudice. The Court granted the plaintiffs’ motion on September 4, 2018.
On January 25, 2018, a stockholder derivative action styled as Sciabacucchi v. JBS S.A., et al., was brought against all of PPC’s directors, JBS S.A., JBS USA Holding Lux S.à r.l. (“JBS Holding Lux”) and several members of the Batista family, in the Court of Chancery of the State of Delaware. The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of the Company’s acquisition of Moy Park. On March 15, 2018, the members of the Batista family were dismissed from the action without prejudice by stipulation. On March 20, 2018, nominal defendant PPC filed its answer. On March 20, 2018, the remaining defendants, including PPC’s directors, JBS S.A., and JBS Holding Lux moved to dismiss the complaint. On April 19, 2018, director defendants Bell, Macaluso, and Cooper filed their opening brief in support of their motion to dismiss. On April 19, 2018, defendants JBS S.A., JBS Holding Lux, and director defendants Lovette, Nogueira de Souza, Tomazoni, Farahat, Molina, and de Vasconcellos, Jr. filed their opening brief in support of their motion to dismiss. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. On July 2, 2018, the Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. On July 3, 2018, the plaintiffs dismissed the Special Committee defendants—Bell, Macaluso and Cooper. On July 9, 2018, the plaintiffs dismissed de Vasconcellos, Jr. and filed their opposition to the motion to dismiss by the entity and non-Special Committee defendants, who filed their reply on August 9, 2018. The motion is set for oral argument on November 15,  2018.
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

J&F Investigation
                On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and the companies controlled by J&F, the “J&F Group”), a company organized in Brazil and an indirect controlling shareholder of the Company, including a former senior executive and former board members of the Company, entered into plea bargain agreements (collectively, the “Plea Bargain Agreements”) with the Brazilian Federal Prosecutor’s Office (Ministério Público Federal) (the “MPF”), in connection with certain misconduct by J&F and individuals acting in their individual capacity as J&F executives. The details of such misconduct are set forth in separate annexes to the Plea Bargain Agreements, and include admissions of payments to politicians and political parties in Brazil during a ten-year period in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.
Pursuant to the terms of the Plea Bargain Agreements, the General Prosecutor of the Republic (Procuradoria-Geral da República or the “PGR”) agreed to grant immunity to the individuals in exchange for such individuals agreeing, among other considerations, to: (1) pay fines totaling 225.0 million Brazilian reais; and (2) cooperate with the MPF, including providing supporting evidence of misconduct identified in the annexes to the Plea Bargain Agreements.
                On June 5, 2017, J&F, for itself and in its role as the controlling shareholder of the J&F Group Companies, entered into a leniency agreement (the “Leniency Agreement”) with the MPF, whereby J&F assumed responsibility for the conduct that was described in the annexes to the Plea Bargain Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of 10.3 billion Brazilian reais, adjusted for inflation, over a 25-year period. In exchange, the MPF agreed not to initiate or propose any criminal, civil or administrative actions against J&F, the J&F Group and the officers of J&F that ratify or adhere to the Leniency Agreement with respect to such conduct. On November 14, 2017 and June 4, 2018, J&F made equal payments of 50.0 million Brazilian reais, which were accepted by the MPF.
In August and September 2017, the Fifth Chamber of Coordination and Reviews of the MPF and the 10th Federal Court of the Federal District in Brasília, respectively, ratified the Leniency Agreement. Revocation or non-compliance with certain provisions of the Leniency Agreement by J&F may result in its termination.
In September 2017 and February 2018, the PGR requested that the Supreme Court of Brazil (Supremo Tribunal Federal or “STF”) terminate (rescisão) the Plea Bargain Agreements of four individuals, two of them are controlling shareholders of J&F and a former directors of J&F on grounds that they failed to disclose certain conduct to the authorities, as required by their Plea Bargain Agreements, including certain alleged support from a prosecutor (the “Prosecutor”) with the preparation of the Plea Bargain Agreements and the Leniency Agreement before they were presented to the MPF. The PGR’s termination requests as to all four individuals are currently pending judgment by the STF. In case STF decides to terminate the Plea Bargain Agreements, the Leniency Agreement would remain valid and in full effect. Although the Leniency Agreement sets forth that it could be terminated if there were a request for the nullification of the Plea Bargain Agreements, which was not the case of the PGR’s request, we cannot assure you that the Leniency Agreement would not be impacted by any other form of termination of the Plea Bargain Agreements, besides the nullification.

On February 15, 2018, CVM started an administrative proceeding alleging that certain current and former members of the board of directors of JBS S.A. were not in compliance with their duty of care in respect to monitoring the implementation of JBS S.A.'s risk management (hedge) internal policy. None of JBS S.A. or its subsidiaries (including the Company) is a defendant in this matter.
On June 25, 2018, the MPF announced criminal corruption charges against a controlling shareholder and a former executive of J&F with respect to the alleged support provided by the Prosecutor described above.
J&F is conducting an internal investigation in accordance with the terms of the Leniency Agreement, and has engaged outside advisors to assist in conducting this investigation, which is ongoing, and with which we are fully cooperating. JBS S.A. and the Company have engaged outside U.S. legal counsel to: (i) conduct an independent investigation in connection with matters disclosed in the Leniency Agreement and the Plea Bargain Agreements; and (ii) communicate with relevant U.S. authorities, including the Department of Justice regarding the factual findings of that investigation. Additionally, JBS S.A. and the Company have taken, and are continuing to take, measures to enhance their compliance programs, including to prevent and detect bribery and corruption. We cannot predict when the J&F and JBS S.A. investigations will be completed or the results of such investigations, including whether any litigation will be brought against us or the outcome or impact of any resulting litigation. We will monitor the results of the investigations.  Any proceedings that require us to make substantial payments, affect our reputation or otherwise interfere with our business operations could have a material adverse effect on our business, financial condition and operating results.
Separately, the controlling shareholders of J&F are both under investigation by the Securities and Exchange Commission of Brazil (Comissão de Valores Mobiliários or “CVM”) for possible violations of insider trading law involving shares of JBS S.A.

and foreign exchange futures contracts prior to the announcement of the Plea Bargain Agreements. They are also facing criminal prosecution by the MPF based on similar allegations.
               Any further developments in these or other matters involving controlling shareholders, directors, or officers of J&F, or other parties affiliated with us, could subject JBS S.A. and its subsidiaries (including the Company) to potential fines or penalties, may materially adversely affect the public perception or reputation of JBS S.A. and its subsidiaries (including the Company) and could have a material adverse effect on JBS S.A. and its subsidiaries (including the Company).

20.	RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$4,035	$4,221	$10,043	$13,618
JBS Five Rivers Cattle Feeding, LLC	—	7,271	7,096	23,787
JBS Chile Ltda	—	—	60	—
J&F Investimentos Ltd.	—	—	—	104
JBS Global (U.K.) Ltd.	—	—	—	19,217
Seara International Ltd.	—	2	—	2
Combo Mercado de Congelados	2	—	2	—
Total sales to related parties	$4,037	$11,494	$17,201	$56,728

Cost of goods purchased from related parties:
JBS USA Food Company(a)	$29,094	$31,161	$90,921	$83,444
Seara Meats B.V.	8,341	3,343	26,018	9,719
JBS Aves Ltda	40	—	1,123	—
JBS Toledo NV	—	149	290	190
JBS Global (UK) Ltd.	—	—	21	—
Total cost of goods purchased from related parties	$37,475	$34,653	$118,373	$93,353

Expenditures paid by related parties:
JBS USA Food Company(b)	$10,145	$10,856	$49,407	$29,127
JBS S.A.	—	—	—	3,824
JBS Chile Ltda	2	—	5	—
Total expenditures paid by related parties	$10,147	$10,856	$49,412	$32,951

Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$1,938	$1,516	$6,851	$3,976
Seara Meats B.V.	—	—	—	4
JBS S.A.	—	—	164	5
Seara International Ltd.	—	—	31	80
Total expenditures paid on behalf of related parties	$1,938	$1,516	$7,046	$4,065

	September 30, 2018	December 31, 2017
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$614	$2,826
JBS Chile Ltda.	35	108
Seara International Ltd.	3	15
Seara Meats B.V.	—	2
Total accounts receivable from related parties	$652	$2,951

Accounts payable to related parties:
JBS USA Food Company(a)	$4,039	$440
Seara Meats B.V.	2,726	2,410
JBS Toledo NV	30	39
Total accounts payable to related parties	$6,795	$2,889

(a)
The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of September 30, 2018, approximately $2.2 million of goods purchased from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.

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
Information on segments and a reconciliation to income before income taxes are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(In thousands)
U.S.	$1,864,169	$1,938,542	$5,604,709	$5,557,089
U.K. and Europe	526,722	514,325	1,634,125	1,473,854
Mexico	306,713	341,018	1,042,161	994,568
Total net sales	$2,697,604	$2,793,885	$8,280,995	$8,025,511

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(In thousands)
U.S.	$74,206	$307,962	$300,960	$719,121
U.K. and Europe	23,470	18,569	68,545	51,874
Mexico	(12,355)	45,692	102,512	146,241
Elimination	25	23	34	69
Total operating income	85,346	372,246	472,051	917,305
Interest expense, net of capitalized interest	35,334	24,636	125,901	66,315
Interest income	(4,241)	(2,128)	(10,665)	(3,600)
Foreign currency transaction gains	(6,711)	(888)	(2,802)	(2,500)
Miscellaneous, net	653	(1,083)	(1,781)	(5,198)
Income before income taxes	$60,311	$351,709	$361,398	$862,288
In addition to the net sales reported above, the U.S. segment also generated intersegment net sales of $23.6 million and $21.0 million in the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively, from transactions with the Mexico segment and intersegment net sales of $95.7 million and $66.7 million in the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively, from transactions with the Mexico segment. These intersegment net sales were transacted at market prices.
Information on segments for goodwill and total assets are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
U.S.	$41,936	$41,936
U.K. and Europe	804,068	834,346
Mexico	125,607	125,607
Total goodwill	$971,611	$1,001,889

	September 30, 2018	December 31, 2017
	(In thousands)
U.S.	$4,573,467	$4,444,918
U.K. and Europe	2,023,760	2,226,895
Mexico	982,809	934,511
Eliminations(a)	(1,603,598)	(1,357,672)
Total assets	$5,976,438	$6,248,652

(a)
Eliminations for the period ended September 30, 2018 include the U.S. segment's eliminations of $302.7 million in intersegment receivables, payables and investment with the Mexico segment and the elimination of the U.S. segment's $1.3 billion in intersegment receivables and investment with the U.K. and Europe segment. Eliminations for the period ended December 31, 2017 include the U.S. segments elimination of $302.8 million in intersegment receivables, payables and investment with the Mexico segment and the elimination of the U.S. segment's $1.1 billion investment in the U.K. and Europe segment.

22.	SUBSEQUENT EVENTS
On October 31, 2018, the Company announced that its Board of Directors has approved a new $200.0 million share repurchase authorization for its common stock over the next twelve months. The Company plans to implement its stock repurchase program through various means, which may include but are not limit to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its share and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company's management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. As of September 30, 2018, we had approximately 51,300 employees and the capacity to process approximately 45.3 million birds per work week for a total of approximately 13.1 billion pounds of live chicken annually. Approximately 5,200 contract growers supply poultry for our operations. As of September 30, 2018, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.5% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated and Combined Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2018) in this quarterly report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $29.3 million, or $0.12 per diluted common share, for the thirteen weeks ended September 30, 2018. These operating results included gross profit of $169.7 million. During the thirteen weeks ended September 30, 2018, we generated $121.3 million of cash from operations.
We reported net income attributable to Pilgrim’s Pride Corporation of $255.3 million, or $1.03 per diluted common share, for the thirty-nine weeks ended September 30, 2018. These operating results included gross profit of $731.6 million. During the thirty-nine weeks ended September 30, 2018, we generated $425.3 million of cash from operations.
Our U.S. and Mexico segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe segment uses wheat as the main ingredient for feed production. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn, one ton of soybean meal and one metric ton of wheat during the current and previous years:

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price

2018:
Third Quarter	$3.87	$3.43	$341.40	$303.30	£194.65	£165.75
Second Quarter	4.27	3.66	391.70	329.90	156.75	142.40
First Quarter	4.01	3.63	394.10	319.60	139.20	134.70
2017:
Fourth Quarter	3.68	3.47	346.30	315.50	143.65	136.25
Third Quarter	4.15	3.46	346.20	296.50	154.00	137.25
Second Quarter	3.96	3.66	321.00	297.20	150.00	140.00
First Quarter	3.86	3.55	352.70	314.10	149.15	139.35

(a)	We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.

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
During the thirteen weeks ended September 30, 2018 and September 24, 2017, we recognized net losses totaling $7.4 million and net gains totaling $6.9 million, respectively, related to changes in the fair value of our derivative financial instruments. During the thirty-nine weeks ended September 30, 2018 and September 24, 2017, we recognized net losses totaling $25.0 million and net gains totaling $7.3 million, respectively, related to changes in the fair value of our derivative financial instruments.
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
Moy Park Acquisition
On September 8, 2017, we acquired 100% of the issued and outstanding shares of Moy Park from JBS for cash of $301.3 million and a note payable to the seller in the amount of £562.5 million. Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With 4 fresh processing plants, 10 prepared foods cook plants, 3 feed mills, 6 hatcheries and 1 rendering facility currently operating in Northern Ireland, England, France and the Netherlands, Moy Park possesses the capacity to process approximately 6.1 million birds per seven-day work week, in addition to the capacity to produce approximately 460.0 million pounds of prepared foods per year. Its product portfolio comprises fresh and added-value poultry, ready-to-eat meals, breaded and multi-protein frozen foods, vegetarian foods and desserts, supplied to major food retailers and restaurant chains in Europe (including the U.K.). Moy Park has approximately 10,400 employees as of September 30, 2018. The Moy Park operations comprise our U.K. and Europe segment. See “Note 2. Business Acquisition” of our Condensed Consolidated and Combined Financial Statements included in this report for additional information relating to this acquisition.
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
We are applying the guidance in Staff Accounting Bulletin (“SAB”) 118 when accounting for the enactment-date effects of the Tax Act. As of September 30, 2018, we have not completed our accounting for all of the tax effects of the Tax Act. In certain cases, as described below, we have made a reasonable estimate of certain effects of the Tax Act. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on existing accounting under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For example, we have yet to make a reasonable estimate for the effect of the various federal income tax elements of the Tax Act on our state tax rate. In all cases, we will continue to make and refine our calculations as additional analysis is completed. Estimates may also be affected as we gain a more thorough understanding of the Tax Act. These changes could be material to income tax expense.
As of December 31, 2017, we estimated no tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, we did not accrue any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986 for the year ended December 31, 2017. Upon further analysis of certain aspects of the Tax Act and a refinement of the historical calculation of E&P on accumulated post-1986 deferred foreign income, we made sufficient progress during the thirty-nine weeks ended September 30, 2018 in the E&P analysis of its foreign subsidiaries and recalculated significant overall positive E&P. Therefore, due to this recalculation, we estimate a $26.4 million tax liability for the one-time transition tax as of September 30, 2018. This one-time transition adjustment increased the effective tax rate for the thirty-nine weeks ended September 30, 2018 by approximately 7.0%. Additionally, this amount will be reported on our federal income tax return for the tax period ended December 31, 2017. As we gain a more thorough understanding of the tax law and further Tax Act guidance is released, we will continue to refine our E&P analysis and adjust our calculations of the one-time transition tax accordingly. Any adjustment may materially and adversely affect the measurement of this liability. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time transition tax or any additional outside basis difference inherent in these foreign subsidiaries, as these amounts continue to be permanently reinvested in foreign operations.
The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Financial Accounting Standards Board (“FASB”) Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined the accounting policy that we will elect. As of September 30, 2018, we are estimating a $5.9 million federal GILTI tax liability, which is reflected in our estimated annual effective tax rate.
The Tax Act provides for a foreign-derived intangible income (“FDII”) deduction, which is available to domestic C corporations that derive income from the export of property and services. As of September 30, 2018, we estimated a federal FDII benefit of $0.2 million, which is reflected in our estimated annual effective tax rate. We will continue to refine our FDII calculations, which may result in changes to this estimated benefit.

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

Results of Operations
Thirteen Weeks Ended September 30, 2018 Compared to Thirteen Weeks Ended September 24, 2017
Net sales. Net sales generated in the thirteen weeks ended September 30, 2018 decreased $96.3 million, or 3.4%, from net sales generated in the thirteen weeks ended September 24, 2017. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended September 30, 2018	Change from Thirteen Weeks Ended September 24, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$1,864,169	$(74,373)	(3.8)%
U.K. and Europe(b)	526,722	12,397	2.4%
Mexico(c)	306,713	(34,305)	(10.1)%
Total net sales	$2,697,604	$(96,281)	(3.4)%

(a)
U.S. net sales generated in the thirteen weeks ended September 30, 2018 decreased $74.4 million, or 3.8%, from U.S. net sales generated in the thirteen weeks ended September 24, 2017 primarily because of a decrease in net sales per pound, partially offset by an increase in sales volume. The decrease in net sales per pound experienced by our U.S. segment contributed $177.3 million, or 9.1 percentage points, to the decrease in net sales. The decrease in net sales per pound was partially offset by an increase in sales volume experienced by our U.S. segment of $103.0 million, or 5.3 percentage points. Included in U.S. net sales generated during the thirteen weeks ended September 30, 2018 and September 24, 2017 were net sales to JBS USA Food Company totaling $4.0 million and $4.2 million, respectively.

(b)
U.K. and Europe net sales generated in the thirteen weeks ended September 30, 2018 increased $12.4 million, or 2.4%, from U.K. and Europe net sales generated in the thirteen weeks ended September 24, 2017 primarily because of an increase in net sales per pound, partially offset by a decrease in sales volume and the unfavorable impact of foreign currency translation. The increase in net sales per pound contributed $23.5 million, or 4.6 percentage points, to the increase in net sales. This increase in net sales per pound was partially offset by a decrease in sales volume of $9.4 million, or 1.8 percentage points, and the unfavorable impact of foreign currency translation of $1.7 million, or 0.3 percentage points.

(c)
Mexico net sales generated in the thirteen weeks ended September 30, 2018 decreased $34.3 million, or 10.1%, from Mexico net sales generated in the thirteen weeks ended September 24, 2017 primarily because of a decrease in net sales per pound and the negative impact of foreign currency remeasurement, partially offset by an increase in sales volume. The decrease in net sales per pound and the unfavorable impact of foreign currency remeasurement contributed $29.0 million, or 8.5 percentage points, and $19.7 million, or 5.8 percentage points, respectively, to the decrease in net sales. These decreases were partially offset by an increase in sales volume of $14.3 million, or 4.2 percentage points.

Gross profit. Gross profit decreased by $308.8 million, or 64.5%, from $478.6 million generated in the thirteen weeks ended September 24, 2017 to $169.7 million generated in the thirteen weeks ended September 30, 2018. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended September 30, 2018	Change from Thirteen Weeks Ended September 24, 2017		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	September 30, 2018	September 24, 2017
	In thousands, except percent data
Net sales	$2,697,604	$(96,281)	(3.4)%	100.0%	100.0%
Cost of sales(a)(b)(c)	2,527,863	212,562	9.2%	93.7%	82.9%
Gross profit	$169,741	$(308,843)	(64.5)%	6.3%	17.1%

Sources of gross profit	Thirteen Weeks Ended September 30, 2018	Change from Thirteen Weeks Ended September 24, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$131,366	$(245,843)	(65.2)%
U.K. and Europe(b)	41,288	(5,663)	(12.1)%
Mexico(c)	(2,938)	(57,339)	(105.4)%
Elimination	25	2	8.7%
Total gross profit	$169,741	$(308,843)	(64.5)%

Sources of cost of sales	Thirteen Weeks Ended September 30, 2018	Change from Thirteen Weeks Ended September 24, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$1,732,803	$171,470	11.0%
U.K. and Europe(b)	485,435	18,061	3.9%
Mexico(c)	309,650	23,033	8.0%
Elimination	(25)	(2)	8.7%
Total cost of sales	$2,527,863	$212,562	9.2%

(a)
Cost of sales incurred by our U.S. segment during the thirteen weeks ended September 30, 2018 increased $171.5 million, or 11.0%, from cost of sales incurred by our U.S. segment during the thirteen weeks ended September 24, 2017. Cost of sales increased primarily because of increased production volume, a $48.4 million increase in feed costs resulting from increased grain prices and live pounds produced, a $25.3 million increase in freight and storage costs resulting from driver shortages, a $14.3 million increase in derivative costs, a $12.6 million increase in grower costs resulting from increased pay rates and utility payments and a $12.4 million increase in payroll costs due to annual wage increases. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended September 30, 2018 increased $18.1 million, or 3.9%, from cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended September 24, 2017. U.K. and Europe cost of sales increased primarily because of increased production volume, a $6.1 million increase in payroll costs, a $5.8 million increase in freight costs, a $1.8 million increase in storage costs, a $1.5 million increase in live costs and a $1.3 million increase in packaging costs. Other factors affecting cost of sales were individually immaterial.

(c)
Cost of sales incurred by our Mexico segment during the thirteen weeks ended September 30, 2018 increased $23.0 million, or 8.0%, from cost of sales incurred by our Mexico segment during the thirteen weeks ended September 24, 2017. Mexico cost of sales increased primarily because of a $22.9 million increase in grain costs, a $13.0 million increase in processing cost due to increased production volume and a $4.4 increase in processing cost due to packaging and electricity rate increases. These increased costs were partially offset by the $18.4 million favorable impact of foreign currency remeasurement. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income decreased by $286.9 million, or 77.1%, from $372.2 million generated in the thirteen weeks ended September 24, 2017 to $85.3 million generated in the thirteen weeks ended September 30, 2018. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Thirteen Weeks Ended September 30, 2018	Change from Thirteen Weeks Ended September 24, 2017		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	September 30, 2018	September 24, 2017
	(In thousands, except percent data)
Gross profit	$169,741	$(308,843)	(64.5)%	6.3%	17.1%
SG&A expense(a)(b)(c)	84,138	(18,053)	(17.7)%	3.1%	3.7%
Administrative restructuring charges(d)(e)	257	(3,890)	(93.8)%	—%	0.1%
Operating income	$85,346	$(286,900)	(77.1)%	3.2%	13.3%

Sources of operating income	Thirteen Weeks Ended September 30, 2018	Change from Thirteen Weeks Ended September 24, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.	$74,206	$(233,756)	(75.9)%
U.K. and Europe	23,470	4,901	26.4%
Mexico	(12,355)	(58,047)	(127.0)%
Elimination	25	2	8.7%
Total operating income	$85,346	$(286,900)	(77.1)%

Sources of SG&A expense	Thirteen Weeks Ended September 30, 2018	Change from Thirteen Weeks Ended September 24, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$56,903	$(9,890)	(14.8)%
U.K. and Europe(b)	17,818	(8,871)	(33.2)%
Mexico(c)	9,417	708	8.1%
Total SG&A expense	$84,138	$(18,053)	(17.7)%

Sources of administrative restructuring charges	Thirteen Weeks Ended September 30, 2018	Change from Thirteen Weeks Ended September 24, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(d)	$257	$(2,197)	(89.5)%
U.K. and Europe	—	(1,693)	(100.0)%
Mexico	—	—	—%
Total administrative restructuring charges	$257	$(3,890)	(93.8)%

(a)
SG&A expense incurred by our U.S. segment during the thirteen weeks ended September 30, 2018 decreased $9.9 million, or 14.8%, from SG&A expense incurred by our U.S. segment during the thirteen weeks ended September 24, 2017, primarily because of a $14.0 million decrease in expenses related to the acquisition of Moy Park, partially offset by a $2.3 million increase in legal expenses related to pending litigation. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended September 30, 2018 decreased $8.9 million, or 33.2%, from SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended September 24, 2017. SG&A expense incurred by our U.K. and Europe segment decreased primarily because of a $4.5 million decrease in freight expenses and a $3.9 million decrease in payroll expenses. Other factors affecting SG&A expense were individually immaterial.

(c)
SG&A expense incurred by our Mexico segment during the thirteen weeks ended September 30, 2018 increased $0.7 million, or 8.1%, from SG&A expense incurred by our Mexico segment during the thirteen weeks ended September 24, 2017. SG&A expense incurred by our Mexico segment increased primarily because of a $0.6 million increase in depreciation and amortization expenses. Other factors affecting SG&A expense were individually immaterial.

(d)
Administrative restructuring charges incurred by our U.S. segment during the thirteen weeks ended September 30, 2018 included impairment costs of $0.3 million related to the closure of our Luverne, Minnesota processing plant.

Net interest expense. Net interest expense increased 38.1% to $31.1 million recognized in the thirteen weeks ended September 30, 2018 from $22.5 million recognized in the thirteen weeks ended September 24, 2017. Average borrowings increased from $1.9 billion in the thirteen weeks ended September 24, 2017 to $2.4 billion in the thirteen weeks ended September 30, 2018. The weighted average interest rate increased from 4.5% in the thirteen weeks ended September 24, 2017 to 5.3% in the thirteen weeks ended September 30, 2018.
Income taxes. Income tax expense decreased to $30.8 million, a 51.1% effective tax rate, for the thirteen weeks ended September 30, 2018 compared to income tax expense of $113.4 million, a 32.2% effective tax rate, for the thirteen weeks ended September 24, 2017. The decrease in income tax expense in 2018 resulted primarily from a reduction in pre-tax income as well as a reduction in the U.S. corporate income tax rate because of the recently enacted Tax Act, partially offset by the recognition of the one-time transition tax of $26.4 million.

Thirty-Nine Weeks Ended September 30, 2018 Compared to Thirty-Nine Weeks Ended September 24, 2017
Net sales. Net sales generated in the thirty-nine weeks ended September 30, 2018 increased $255.5 million, or 3.2%, from net sales generated in the thirty-nine weeks ended September 24, 2017. The following table provides net sales information:

Sources of net sales	Thirty-Nine Weeks Ended September 30, 2018	Change from Thirty-Nine Weeks Ended September 24, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$5,604,709	$47,620	0.9%
U.K. and Europe(b)	1,634,125	160,271	10.9%
Mexico(c)	1,042,161	47,593	4.8%
Total net sales	$8,280,995	$255,484	3.2%

(a)
U.S. net sales generated in the thirty-nine weeks ended September 30, 2018 increased $47.6 million, or 0.9%, from U.S. net sales generated in the thirty-nine weeks ended September 24, 2017 primarily because of an increase in sales volume, offset by a decrease in net sales per pound. The increase in sales volume by our U.S. segment contributed $290.6 million, or 5.2 percentage points. This increase was partially offset by a decrease in net sales per pound contributing $243.0 million, or 4.4 percentage points. Included in U.S. net sales generated during the thirty-nine weeks ended September 30, 2018 and September 24, 2017 were net sales to JBS USA Food Company totaling $10.0 million and $13.6 million, respectively.

(b)
U.K. and Europe net sales generated in the thirty-nine weeks ended September 30, 2018 increased $160.3 million, or 10.9%, from U.K. and Europe net sales generated in the thirty-nine weeks ended September 24, 2017 primarily because of the favorable impact of foreign currency translation, an increase in sales volume and an increase in net sales per pound. The favorable impact of foreign currency translation contributed $92.0 million, or 6.2 percentage points. The increase in sales volume contributed $28.9 million, or 2.0 percentage points and the increase in net sales per pound contributed $39.4 million, or 2.7 percentage points.

(c)
Mexico net sales generated in the thirty-nine weeks ended September 30, 2018 increased $47.6 million, or 4.8%, from Mexico net sales generated in the thirty-nine weeks ended September 24, 2017 primarily because of an increase in sales volume and net sales per pound, partially offset by the unfavorable impact of foreign currency remeasurement. Increased sales volume resulted in an increase in net sales of $46.6 million, or 4.7 percentage points, and the increase in net sales per pound contributed $5.7 million, or 0.6 percentage points, to the increase in net sales. These increases were partially offset by the unfavorable impact of foreign currency remeasurement of $4.7 million, or 0.5 percentage points.

Gross profit. Gross profit decreased by $478.2 million, or 39.5%, from $1.2 billion generated in the thirty-nine weeks ended September 24, 2017 to $731.6 million generated in the thirty-nine weeks ended September 30, 2018. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirty-Nine Weeks Ended September 30, 2018	Change from Thirty-Nine Weeks Ended September 24, 2017		Percent of Net Sales
				Thirty-Nine Weeks Ended
		Amount	Percent	September 30, 2018	September 24, 2017
	In thousands, except percent data
Net sales	$8,280,995	$255,484	3.2%	100.0%	100.0%
Cost of sales(a)(b)(c)	7,549,367	733,666	10.8%	91.2%	84.9%
Gross profit	$731,628	$(478,182)	(39.5)%	8.8%	15.1%

Sources of gross profit	Thirty-Nine Weeks Ended September 30, 2018	Change from Thirty-Nine Weeks Ended September 24, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$467,660	$(432,602)	(48.1)%
U.K. and Europe(b)	133,131	(4,603)	(3.3)%
Mexico(c)	130,803	(40,942)	(23.8)%
Elimination	34	(35)	(50.7)%
Total gross profit	$731,628	$(478,182)	(39.5)%

Sources of cost of sales	Thirty-Nine Weeks Ended September 30, 2018	Change from Thirty-Nine Weeks Ended September 24, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$5,137,049	$480,224	10.3%
U.K. and Europe(b)	1,500,994	164,871	12.3%
Mexico(c)	911,358	88,536	10.8%
Elimination	(34)	35	(50.7)%
Total cost of sales	$7,549,367	$733,666	10.8%

(a)
Cost of sales incurred by our U.S. segment during the thirty-nine weeks ended September 30, 2018 increased $480.2 million, or 10.3%, from cost of sales incurred by our U.S. segment during the thirty-nine weeks ended September 24, 2017. Cost of sales increased primarily because of an increase in production pounds, a $148.0 million increase in feed costs resulting from increased grain prices and live pounds produced, a $76.8 million increase in freight and storage costs resulting from driver shortages and inclement weather, a $52.6 million increase in grower costs resulting from increased pay rates and utilities payments, a $32.3 million increase in derivative costs and a $30.7 million increase in payroll costs due to annual wage increases. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by our U.K. and Europe segment during the thirty-nine weeks ended September 30, 2018 increased $164.9 million, or 12.3%, from cost of sales incurred by our U.K. and Europe segment during the thirty-nine weeks ended September 24, 2017. U.K. and Europe cost of sales increased primarily because of increased net sales, an $80.2 million increase in raw material costs resulting from increased sales volume, a $34.0 million increase in payroll costs and a $19.8 million increase in freight costs. Other factors affecting cost of sales were individually immaterial.

(c)
Cost of sales incurred by our Mexico segment during the thirty-nine weeks ended September 30, 2018 increased $88.5 million, or 10.8%, from cost of sales incurred by our Mexico segment during the thirty-nine weeks ended September 24, 2017. Mexico cost of sales increased primarily because of a $47.7 million increase in processing cost due to increased production volume, a $17.5 million increase in processing cost due to packaging and electricity rate increases and a $15.7 million increase in grain costs. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income decreased by $445.3 million, or 48.5%, from $917.3 million generated in the thirty-nine weeks ended September 24, 2017 to $472.1 million generated in the thirty-nine weeks ended September 30, 2018. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Thirty-Nine Weeks Ended September 30, 2018	Change from Thirty-Nine Weeks Ended September 27, 2017		Percent of Net Sales
				Thirty-Nine Weeks Ended
		Amount	Percent	September 30, 2018	September 24, 2017
	(In thousands, except percent data)
Gross profit	$731,628	$(478,182)	(39.5)%	8.8%	15.1%
SG&A expense(a)(b)(c)	257,396	(26,613)	(9.4)%	3.1%	3.5%
Administrative restructuring charges(d)(e)	2,181	(6,315)	(74.3)%	—%	0.1%
Operating income	$472,051	$(445,254)	(48.5)%	5.7%	11.5%

Sources of operating income	Thirty-Nine Weeks Ended September 30, 2018	Change from Thirty-Nine Weeks Ended September 24, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.	$300,960	$(418,161)	(58.1)%
U.K. and Europe	68,545	16,671	32.1%
Mexico	102,512	(43,729)	(29.9)%
Elimination	34	(35)	(50.7)%
Total operating income	$472,051	$(445,254)	(48.5)%

Sources of SG&A expense	Thirty-Nine Weeks Ended September 30, 2018	Change from Thirty-Nine Weeks Ended September 24, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$164,519	$(9,821)	(5.6)%
U.K. and Europe(b)	64,586	(19,579)	(23.3)%
Mexico(c)	28,291	2,787	10.9%
Total SG&A expense	$257,396	$(26,613)	(9.4)%

Sources of administrative restructuring charges	Thirty-Nine Weeks Ended September 30, 2018	Change from Thirty-Nine Weeks Ended September 24, 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(d)	$2,181	$(4,622)	(67.9)%
U.K. and Europe	—	(1,693)	(100.0)%
Mexico	—	—	—%
Total administrative restructuring charges	$2,181	$(6,315)	(74.3)%

(a)
SG&A expense incurred by our U.S. segment during the thirty-nine weeks ended September 30, 2018 decreased $9.8 million, or 5.6%, from SG&A expense incurred by our U.S. segment during the thirty-nine weeks ended September 24, 2017, primarily because of a $13.7 million decrease in expenses related to the Moy Park acquisition and a $4.0 million decrease in benefits expenses, partially offset by an $8.0 million increase in consulting fees and legal expenses related to pending litigation. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our U.K. and Europe segment during the thirty-nine weeks ended September 30, 2018 decreased $19.6 million, or 23.3%, from SG&A expense incurred by our U.K. and Europe segment during the thirty-nine weeks ended September 24, 2017. SG&A expense incurred by our U.K. and Europe segment decreased primarily because of a $12.1 million decrease in freight expenses and a $7.6 million decrease in payroll expenses. Other factors affecting SG&A expense were individually immaterial.

(c)
SG&A expense incurred by our Mexico segment during the thirty-nine weeks ended September 30, 2018 increased $2.8 million, or 10.9%, from SG&A expense incurred by our Mexico segment during the thirty-nine weeks ended September 24, 2017. SG&A expense incurred by our Mexico segment increased primarily because of $1.3 million increase in employee relations expenses and a $1.0 million increase in depreciation and amortization expenses. Other factors affecting SG&A expense were individually immaterial.

(d)
Administrative restructuring charges incurred by our U.S. segment during the thirty-nine weeks ended September 30, 2018 included $1.0 million in severance costs related to the GNP acquisition, $0.7 million in severance, asset impairment and lease obligations costs resulting from termination of 40 North Foods operations and $0.5 million of facility closure costs related to the Luverne, Minnesota facility.

Net interest expense. Net interest expense increased 83.6% to $115.2 million recognized in the thirty-nine weeks ended September 30, 2018 from $62.8 million recognized in the thirty-nine weeks ended September 24, 2017. Average borrowings increased from $1.8 billion in the thirty-nine weeks ended September 24, 2017 to $2.6 billion in the thirty-nine weeks ended September 30, 2018. The weighted average interest rate increased from 4.5% in the thirty-nine weeks ended ended September 24, 2017 to 5.2% in the thirty-nine weeks ended September 30, 2018.
Income taxes. Income tax expense decreased to $106.4 million, a 29.4% effective tax rate, for the thirty-nine weeks ended September 30, 2018 compared to income tax expense of $278.0 million, a 32.2% effective tax rate, for the thirty-nine weeks ended September 24, 2017. The decrease in income tax expense in 2018 resulted primarily from a reduction a reduction in pre-tax income as well as a reduction in the U.S. corporate income tax rate because of the recently enacted Tax Act, partially offset by the recognition of the one-time transition tax of $26.4 million.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of September 30, 2018:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$401.3
Borrowing arrangements:
U.S. Credit Facility(a)	$750.0	$—	$705.1
Mexico Credit Facility(b)	40.1	—	40.1
U.K. and Europe Credit Facilities(c)	141.9	1.5	140.4

(a)
Availability under the U.S. Credit Facility (as described below) is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at September 30, 2018 totaled $44.9 million.

(b)
As of September 30, 2018, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $40.1 million.  The Mexico Credit Facility provides for a loan commitment of $750.0 million Mexican pesos.

(c)
As of September 30, 2018, the U.S. dollar-equivalent of the amount available under the U.K. and Europe Credit Facilities (as described below) were $140.4 million. The U.K. and Europe Credit Facilities provide for loan commitments of £100.0 million (or $130.3 million U.S. dollar equivalent) and €20.0 million (or $11.6 million U.S. dollar equivalent).

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
On May 29, 2018, Moy Park (Bondco) plc redeemed all remaining Moy Park Senior Notes outstanding at the redemption price equal to 101.56% of the principal amount, plus accrued and unpaid interest. The principal value of the Moy Park Senior Notes redeemed on May 29, 2018 was £65.7 million. As of September 30, 2018, there are no Moy Park Senior Notes outstanding.
U.S. Credit Facility
On July 20, 2018, we, and certain of our subsidiaries entered into a Fourth Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto. The U.S. Credit Facility provides for a $750.0 million revolving credit commitment and a term loan commitment of up to $500.0 million (the “Term Loans”). We used the proceeds from the term loan commitment under the U.S. Credit Facility, together with cash on hand, to repay the outstanding loans under our previous credit agreement with Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the other lenders and financial institutions party thereto.
    The U.S. Credit Facility includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan and term loan commitments by up to an additional $1.25 billion, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of September 30, 2018, we had Term Loans outstanding totaling $500.0 million and the amount available for borrowing under the revolving loan commitment was $705.1 million. We had letters of credit of $44.9 million and no borrowings outstanding under the revolving loan commitment as of September 30, 2018.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (i) in the case of LIBOR loans, LIBOR plus 1.25% through August 2, 2018 and, thereafter, based on our net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (ii) in the case of alternate base rate loans, the base rate plus 0.25% through August 2, 2018 and, based on our net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
The U.S. Credit Facility contains customary financial and other various covenants for transactions of this type, including restrictions on our ability to incur additional indebtedness, incur liens, pay dividends, make certain restricted payments, consummate certain asset sales, enter into certain transactions with our affiliates, or merge, consolidate and/or sell or dispose of all or substantially all of our assets, among other things. The U.S. Credit Facility requires us to comply with a minimum level of tangible net worth covenant. The U.S. Credit Facility also provides that we may not incur capital expenditures in excess of $500.0 million in any fiscal year. We are currently in compliance with the covenants under the U.S. Credit Facility.
All obligations under the U.S. Credit Facility continue to be unconditionally guaranteed by certain of our subsidiaries and continue to be secured by a first priority lien on (i) the accounts receivable and inventory of us and our non-Mexico subsidiaries,

(ii) 100% of the equity interests in our domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in our direct foreign subsidiaries and (iii) substantially all of the assets of us and the guarantors under the U.S. Credit Facility.
Mexico Credit Facility
On September 27, 2016, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender. The loan commitment under the Mexico Credit Facility was $750.0 million Mexican pesos. Outstanding borrowings under the Mexico Credit Facility accrued interest at a rate equal to the Interbank Equilibrium Interest Rate plus 0.95%. The Mexico Credit Facility is scheduled to mature on September 27, 2019. Outstanding borrowings under the Mexico Credit Facility bear interest at a per annum rate of 9.07%. As of September 30, 2018, the U.S. dollar-equivalent loan commitment and the U.S. dollar-equivalent borrowing availability under the Mexico Credit Facility were both $40.1 million. As of September 30, 2018, there were no outstanding borrowings under the Mexico Credit Facility.
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement matures on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (i) LIBOR or, in relation to any loan in euros, EURIBOR, plus (ii) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of September 30, 2018, the U.S. dollar-equivalent loan commitment and borrowing availability were both $130.3 million. There were no outstanding borrowings under the Bank of Ireland Facility Agreement as of September 30, 2018.
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
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was decreased by 50 percent in June 2018. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%. As of September 30, 2018, the U.S. dollar-equivalent loan commitment, borrowing availability and outstanding borrowings under the Invoice Discounting Facility were $11.6 million, $10.1 million, and $1.5 million, respectively.
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
Off-Balance Sheet Arrangements
We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $53.9 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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
Historical Flow of Funds
Thirty-Nine Weeks Ended September 30, 2018
Cash provided by operating activities was $425.3 million for the thirty-nine weeks ended September 30, 2018. The cash flows provided by operating activities resulted primarily from net income of $255.0 million, net noncash expenses of $229.3 million, a change in accounts payable, accrued expenses and other current liabilities of $78.1 million, a change in inventories of $64.8 million and a change in other operating assets and liabilities of $1.6 million. These cash flows were offset by the use of $175.6 million in cash related to income taxes, the use of $15.4 million in cash related to prepaid expenses and other current assets, the use of $9.1 million in cash related to long-term pension and other postretirement obligations and the use of $3.4 million in cash related to trade accounts and other receivables.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $3.4 million use of cash related to operating activities for the thirty-nine weeks ended September 30, 2018. This change is primarily due to customer payment timing.
The change in inventories represented a $64.8 million source of cash related to operating activities for the thirty-nine weeks ended September 30, 2018. This change resulted primarily from a decrease in our finished products inventory.
The change in prepaid expenses and other current assets represented a $15.4 million use of cash related to operating activities for the thirty-nine weeks ended September 30, 2018. This change resulted primarily from a net increase in both commodity derivatives and value-added tax receivables.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $78.1 million source of cash related to operating activities for the thirty-nine weeks ended September 30, 2018. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $175.6 million use of cash related to operating activities for the thirty-nine weeks ended September 30, 2018. This change resulted primarily from the timing of estimated tax payments.
Net noncash expenses provided $229.3 million in cash related to operating activities for the thirty-nine weeks ended September 30, 2018. Net noncash expense items included depreciation and amortization of $211.5 million, share-based compensation of $9.3 million, noncash loss on early extinguishment of debt of $6.0 million and foreign currency transaction loss related to borrowing arrangements of $4.2 million, which were partially offset by a deferred income tax benefit of $2.1 million.

Cash used in investing activities totaled $229.2 million for the thirty-nine weeks ended September 30, 2018. Cash used to acquire property, plant and equipment totaled $231.9 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs. Cash proceeds generated from property disposals for the period totaled $2.7 million.
Cash used by financing activities totaled $373.9 million for the thirty-nine weeks ended September 30, 2018. Cash proceeds from long-term debt totaled $703.1 million and cash proceeds from equity contributions under a tax sharing agreement with JBS USA Food Company Holdings totaled $5.6 million. These sources of cash were offset by $1.1 billion in cash used for payments on revolving lines of credit, long-term borrowings and capital lease obligations and $11.1 million in cash used to pay capitalized loan costs.
Thirty-Nine Weeks Ended September 24, 2017
Cash provided by operating activities was $618.5 million for the thirty-nine weeks ended September 24, 2017. The cash flows provided by operating activities were primarily from net income of $584.2 million, net noncash expenses of $244.0 million, changes in income taxes of $149.1 million and deferred income tax expense of $25.8 million. These cash flows were offset by the use of $149.8 million in cash related to inventories, the use of $146.5 million in cash related to trade accounts and other receivables and the use of $36.1 million in cash related to accounts payable, accrued expenses and other current liabilities.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $146.5 million use of cash related to operating activities for the thirty-nine weeks ended September 24, 2017. This change is primarily due to customer payment timing.
The change in inventories represented a $149.8 million use of cash related to operating activities for the thirty-nine weeks ended September 24, 2017. This change in cash related to inventories was primarily related to increases in work-in-process and finished products.
The change in prepaid expenses and other current assets represented a $15.4 million use of cash related to operating activities for the thirty-nine weeks ended September 24, 2017. This change resulted primarily from a net decrease in commodity derivatives.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $36.1 million use of cash related to operating activities for the thirty-nine weeks ended September 24, 2017. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $149.1 million source of cash related to operating activities for the thirty-nine weeks ended September 24, 2017. This change resulted primarily from the timing of estimated tax payments.
Net noncash expenses provided $244.0 million in cash related to operating activities for the thirty-nine weeks ended September 24, 2017. Net noncash expense items included depreciation and amortization of $204.6 million, cash proceeds of $25.8 million related to deferred income tax expense, cash proceeds of $6.8 million from foreign currency transactions related to borrowing arrangements and cash proceeds of $4.9 million and $2.5 million related to asset impairment and share-based compensation, respectively.
Cash used in investing activities totaled $914.3 million for the thirty-nine weeks ended September 24, 2017. Cash used to acquire GNP, net of cash acquired, totaled $658.5 million, and cash used to acquire property, plant and equipment totaled $258.4 million. Capital expenditures were primarily incurred to improve operational efficiencies, reduce costs and tailor processes to meet specific customer needs in order to further solidify our competitive advantages. Cash proceeds from property disposals totaled $2.6 million.
Cash proceeds from financing activities totaled $389.8 million for the thirty-nine weeks ended September 24, 2017. Cash proceeds from long-term debt totaled $1.0 billion and cash proceeds from equity contributions under a tax sharing agreement with JBS USA Food Company Holdings totaled $5.0 million. These sources of cash were partially offset by $609.7 million in cash used for payments on revolving lines of credit, long-term borrowings and capital lease obligations, and $14.6 million in cash used for the purchase of common stock under a share repurchase program.

Contractual Obligations
Contractual obligations at September 30, 2018 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,351,929	$20,671	$50,008	$431,250	$1,850,000
Interest(c)	929,376	125,502	247,928	244,977	310,969
Capital leases	5,368	3,669	1,687	12	—
Operating leases	235,458	55,855	84,808	55,821	38,974
Derivative liabilities	13,739	13,739	—	—	—
Purchase obligations(d)	413,088	412,995	93	—	—
Total	$3,948,958	$632,431	$384,524	$732,060	$2,199,943

(a)
The total amount of unrecognized tax benefits at September 30, 2018 was $11.9 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $44.9 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of September 30, 2018.

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
Adopted in 2018
In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. We adopted this new guidance effective January 1, 2018.
In March 2017, the FASB issued new accounting guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost, which requires the service cost component of net benefit cost to be reported in the same line of the income statement as other compensation costs earned by the employee and the other components of net benefit cost to be reported below income from operations. We adopted this new guidance effective January 1, 2018.
Not Yet Adopted as of September 30, 2018
In February 2016, the FASB issued new accounting guidance on lease arrangements, which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. We will adopt this new guidance effective December 31, 2018. We are currently evaluating the impact of the new guidance on our financial statements. We anticipate this standard will have a material impact on our Consolidated Balance Sheet as a result of the increase in assets and liabilities from recognition of operating leases. However, we do not believe the standard will have a material impact on our Consolidated Statement of Income.
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
In August 2017, the FASB issued an accounting standard update that simplifies the application of hedge accounting guidance in current GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. We will adopt this new guidance effective December 31, 2018. We are currently evaluating the impact of the new guidance on our financial statements.
In February 2018, the FASB issued an accounting standard update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.
In July 2018, the FASB issued an accounting standard update to improve non-employee share-based payment accounting. The accounting standard update more closely aligns the accounting for employee and non-employee share based payments. We will adopt this new guidance effective December 31, 2018. We are currently evaluating the impact of the new guidance on our financial statements.
In August 2018, the FASB issued an accounting standard update to improve the effectiveness of disclosures related to fair value measurements. This accounting standard update removes certain disclosure requirements related to transfers between fair value hierarchy levels and the valuation processes used for certain fair value measurements. The update requires additional disclosures as to significant unobservable inputs used in certain fair value measurements and gains and losses included in other comprehensive income. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.
In August 2018, the FASB issued an accounting standard update to improve the effectiveness of disclosures related to defined benefit plans. The update removes disclosures related to the amounts in accumulated other comprehensive income expected to be recognized in the next fiscal year, adds narrative disclosure of the reasons for significant gains and losses related to changes in the defined benefit obligation, and clarifies the disclosures required for plans with projected and accumulated benefit obligations in excess of plan assets. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.
See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated and Combined Financial Statements included in this quarterly report for additional information relating to these recent accounting pronouncements.
Critical Accounting Policies
During the thirty-nine weeks ended September 30, 2018, (i) updates to our critical accounting policies related to the adoption of ASC 2014-09, Revenue from Contracts with Customers on January 1, 2018 are included in “Note 13. Revenue Recognition”, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) other than the changes included in "Note 13. Revenue Recognition", there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of September 30, 2018. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended September 30, 2018, such a change would have resulted in a change to cost of sales of approximately $76.6 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at September 30, 2018 would be $12.2 million, excluding any potential impact on the production costs of our chicken inventories.
We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn and soybean meal prices on September 30, 2018 would have resulted in a change of approximately $0.8 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.

Interest Rates
Our variable-rate debt instruments represent approximately 21.3% of our total debt at September 30, 2018. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.3 million for the thirteen weeks ended September 30, 2018.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $10.7 million as of September 30, 2018.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a net gain of $6.8 million and $1.2 million in the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively. Foreign currency exchange losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a gain of $3.1 million and $2.4 million in the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively. The average exchange rates for the thirteen weeks ended September 30, 2018 and September 24, 2017 were 18.95 Mexican pesos to 1 U.S. dollar and 17.81 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of September 30, 2018 and September 24, 2017. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico segment at September 30, 2018, such a change would have resulted in a decrease in foreign currency transaction gains recognized in the thirteen weeks ended September 30, 2018 of approximately $5.9 million. Based on the net monetary asset position of our Mexico segment at September 24, 2017, such a change would have resulted in a decrease in foreign currency transaction gains recognized in the thirteen weeks ended September 24, 2017 of approximately $2.0 million. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Additionally, we are exposed to foreign exchange-related variability of investments and earnings from our foreign investments in Europe (including the U.K.). Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At September 30, 2018, our U.K. and Europe segment had net assets of approximately $2.0 billion, denominated in British pounds, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10.0% adverse change in exchange rates would cause a reduction of $202.4 million to our net assets.

At September 30, 2018, we had foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $18.3 million to hedge a portion of our investments in Europe (including the U.K.). On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound by 10.0% would result in a $1.9 million negative change in our cash flows on settlement while a weakening of the U.S. dollar against the euro by 10.0% would result in a less than $0.1 million negative change in our cash flows on settlement. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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
Forward Looking Statements
Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made herein, in our other filings with the SEC, in press releases, and in certain other oral and written presentations. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “imply,” “intend,” “should,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

•	Matters affecting the chicken industry generally, including fluctuations in the commodity prices of feed ingredients and chicken;

•	Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•	Our ability to maintain contracts that are critical to our operations;

•	Our ability to retain management and other key individuals;

•	Outbreaks of avian influenza or other diseases, either in our own flocks or elsewhere, affecting our ability to conduct our operations and/or demand for our poultry products;

•	Contamination of our products, which has previously and can in the future lead to product liability claims and product recalls;

•	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;

•	Changes in laws or regulations, including the Tax Act, affecting our operations or the application thereof;

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
As of September 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirty-nine weeks ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, No. 1:16-cv-08637 were brought against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. The defendants, including PPC, filed motions to dismiss these actions. On November 20, 2017, the Court denied all pending motions to dismiss with the exception of certain state-law claims by indirect purchasers that were dismissed or narrowed in scope. Discovery is proceeding and is currently scheduled to be complete by October 14, 2019. Between December 2017 and September 2018, eleven individual direct action complaints (Affiliated Foods, Inc., et al., v. Claxton Poultry Farms, Inc., et al., No. 1:17-cv-08850; Winn Dixie Stores, Inc. v. Koch Foods, Inc., No. 1:18-cv-00245; Sysco Corp. v. Tyson Foods Inc., et al; No. 1:18-cv-00700; US Foods Inc. v. Tyson Foods Inc., et al; No. 1:18-cv-00702; Action Meat Distributors, Inc., et al., v. Claxton Poultry Farms, Inc., et al., No. 1:18-cv-03471; Jetro Holdings, LLC, v. Tyson Foods, Inc., et al., No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al. v. Tyson Foods, Inc., et al., No. 1:18-cv-4616; and The Kroger Co., et al. v. Tyson Foods, Inc., et al., No. 1:18-cv-04535; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., No. 1:18-cv-05345; and BJ's Wholesale Club, Inc. v. Tyson Foods, Inc., et al., No. 1:18-cv-05877) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities, the allegations of which largely mirror those in the class action complaints. The Court’s scheduling order currently requires completion of fact discovery on June 13, 2019, class certification briefing and expert reports proceeding from November 12, 2019 to July 14, 2020 and summary judgment to proceed 60 days after the Court rules on motions for class certification. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated. In May 2018, an individual direct action complaint was filed with the U.S. District Court for the District of Kansas (Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., No. 2:18-cv-02258), the allegations of which largely mirror those in the class action complaints. On September 13, 2018, the Court granted the defendants’ motion to transfer this action to the U.S. District Court for the Northern District of Illinois where the parties anticipate it will be coordinated with the remaining complaints.
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
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Court initially held oral argument on January 19, 2018, during which it considered and granted only certain other defendants’ motions challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma court occurred on April 20, 2018. Rulings on the motion are pending. In addition, on March 12, 2018, the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) enjoined Plaintiffs from litigating the Grower Litigation complaint as pled against the Company because allegations in the consolidated complaint violate the confirmation order relating to the Company’s 2008-2009 bankruptcy proceedings. Specifically, the 2009 bankruptcy confirmation order bars any claims against the Company based on conduct occurring before December 28, 2009. On March 13, 2018, Pilgrim’s notified the trial court of the Bankruptcy Court’s injunction. To date, plaintiffs have not amended the consolidated complaint to comply with the Bankruptcy Court’s injunction order or the confirmation order.
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
In January 2018, a stockholder derivative action entitled Raul v. Nogueira de Souza, et al., was filed in the U.S. District Court for the District of Colorado against the Company, as nominal defendant, as well as the Company’s directors, its Chief Financial Officer, and majority shareholder, JBS S.A. The complaint alleges, among other things, that (i) defendants permitted the Company to omit material information from its proxy statements filed in 2014 through 2017 related to the conduct of Wesley Mendonça Batista and Joesley Mendonça Batista, (ii) the individual defendants and JBS S.A. breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Litigation and (iii) issuing false and misleading statements as alleged in the Hogan class action litigation. On May 17, 2018, the plaintiffs filed an unopposed motion to stay proceedings pending a final resolution of the Hogan class action litigation. The court-ordered deadline for the defendants to file an answer or otherwise respond to the complaint was originally set for July 30, 2018. This deadline was extended to August 31, 2018, at which time the plaintiffs filed an unopposed motion to voluntarily dismiss the complaint without prejudice. The Court granted the plaintiffs’ motion on September 4, 2018.
On January 25, 2018, a stockholder derivative action styled as Sciabacucchi v. JBS S.A., et al., was brought against all of PPC’s directors, JBS S.A., JBS USA Holding Lux S.à r.l. (“JBS Holding Lux”) and several members of the Batista family, in the Court of Chancery of the State of Delaware. The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of the Company’s acquisition of Moy Park. On March 15, 2018, the members of the Batista family were dismissed from the action without prejudice by stipulation. On March 20, 2018, nominal defendant PPC filed its answer. On March 20, 2018, the remaining defendants, including PPC’s directors, JBS S.A., and JBS Holding Lux moved to dismiss the complaint. On April 19, 2018, director defendants Bell, Macaluso, and Cooper filed their opening brief in support of their motion to dismiss. On April 19, 2018, defendants JBS S.A., JBS Holding Lux, and director defendants Lovette, Nogueira de Souza, Tomazoni, Farahat, Molina, and de Vasconcellos, Jr. filed their opening brief in support of their motion to dismiss. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. On July 2, 2018, the Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. On July 3, 2018, the plaintiffs dismissed the Special Committee defendants—Bell, Macaluso and Cooper. On July 9, 2018, the plaintiffs dismissed de Vasconcellos, Jr. and filed their opposition to the motion to dismiss by the entity and non-Special Committee defendants, who filed their reply on August 9, 2018. The motion is set for oral argument on November 15, 2018.
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
10.1
Fourth Amended and Restated Credit Agreement, dated as of July 20, 2018, by and among Pilgrim’s Pride Corporation, certain of its subsidiaries, CoBank ACB, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (No. 001-09273) filed on July 24, 2018).

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended September 30, 2018 and September 24, 2017.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: October 31, 2018	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)