Form 10-K
period 2018-12-30
PILGRIMS PRIDE CORP
filed 2019-02-14
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of July 1, 2018 was $1,061,819,405. For purposes of the foregoing calculation only, all directors, executive officers and greater than 10% beneficial owners have been deemed affiliates. Number of shares of the Registrant’s Common Stock outstanding as of February 13, 2019 was 248,965,081.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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
We market our balanced portfolio of fresh, prepared and value-added chicken products to a diverse set of over 6,000 customers across the U.S., the U.K., Mexico and in approximately 100 other countries, with no single customer accounting for more than ten percent of total sales. We have become a valuable partner to our customers and a recognized industry leader by consistently providing high-quality products and services designed to meet their needs and enhance their business. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors, such as Chick-fil-A® and retail customers, including grocery store chains and wholesale clubs, such as Kroger®, Costco®, Publix®, and H-E-B®.
As a vertically integrated company, we control every phase of the production process, which helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. As of December 30, 2018, we operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., France, the Netherlands, Mexico and Puerto Rico. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 5,300 growers, 38 feed mills, 49 hatcheries, 36 processing plants, 16 prepared foods cook plants, 22 distribution centers, nine rendering facilities and four pet food plants, we believe we are well-positioned to supply the growing demand for our products.
Our U.K. and Europe segment reflects the operations of Granite Holdings Sàrl and its subsidiaries (together, “Moy Park”), which we acquired on September 8, 2017. Moy Park is a leading and highly regarded U.K. food company, providing fresh, high quality and locally farmed poultry and convenience food products. Moy Park has operated in the U.K. and Europe retail market for over 50 years and delivers a range of fresh, ready-to-cook, coated and ready-to-eat poultry products to major retailers and large foodservice customers throughout the U.K., Ireland, France and the Netherlands. We believe that we operate one of the most efficient business models for chicken production in the U.K. and Europe.
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
As of December 30, 2018, we have approximately 52,100 employees and have the capacity to process more than 45.3 million birds per week for a total of approximately 13.4 billion pounds of live chicken annually. In 2018, we produced 10.7 billion pounds of chicken products, generating approximately $10.9 million in net sales and approximately $246.8 million in net income attributable to Pilgrim’s.
On January 6, 2017, we acquired 100% of the membership interests of JFC LLC and its subsidiaries (together, “GNP”) from Maschhoff Family Foods, LLC for a cash purchase price of $350 million, subject to customary working capital adjustments. GNP is a vertically integrated poultry business based in St. Cloud, Minnesota. The acquired business had a production capacity of 2.1 million birds per five-day work week in its two plants and employed approximately 1,600 people at the time of acquisition. The plants are located in geographic areas where Pilgrim’s did not have a presence, providing Pilgrim’s the opportunity to expand its production and customer bases. We plan to continue to leverage GNP’s operations to enhance production efficiencies. Also, the addition of GNP’s Just Bare® product lines join our existing no-antibiotics-ever and organic production capabilities, strengthening our footprint in fast-growing and higher-margin chicken segments. This acquisition further strengthened the Company’s strategic position in the U.S. chicken market. The GNP operations are included in our U.S. segment.
On September 8, 2017, we acquired 100% of the issued and outstanding shares of Moy Park from JBS S.A. for a cash purchase price of $301.3 million and a note payable to the seller in the amount of £562.5 million. Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With four fresh processing plants, ten prepared foods cook plants, three feed mills, seven hatcheries and one rendering facility in the U.K., France, and the Netherlands, the acquired business processes 6.0 million birds per seven-day work week, in addition to producing around 456.0 million pounds of prepared foods per year. Moy Park had approximately 10,200 employees at the time of acquisition. This acquisition further strengthened the Company’s strategic position in the U.K. and Europe chicken market. The Moy Park operations constitutes our U.K. and Europe segment.
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2018) applies to our fiscal year and not the calendar year. Fiscal 2018 was a 52-week fiscal year.
Our Industry
Industry Overview
The U.S. consumes more chicken than any other protein (approximately 35.9 billion pounds projected in calendar year 2019 according to the U.S. Department of Agriculture (“USDA”)), and chicken is the second most consumed protein globally after pork. The U.S. is the world’s largest producer of chicken and is projected to produce approximately 42.8 billion pounds of ready-to-cook broiler meat in calendar year 2019, representing 20.2% of the total world production. Broilers are tender, young chickens suitable for broiling or roasting. Brazil and the European Union produce the second and third most chicken meat, with 14.1% and 12.8% of the world market, respectively, according to the USDA. Total chicken produced within the geographical regions in which the Company operates accounted for 36.6% of total world chicken production.
According to the USDA, the export of U.S. chicken products increased at an average annual growth rate of 0.1% from 2008 through 2018. The U.S. is the second-largest exporter of broiler meat behind Brazil. The U.S. is projected to export 7.1 billion pounds in calendar year 2019, which would account for 28.0% of the total world exports and 16.5% of the total U.S. production, according to the USDA. The top five exporters are projected to control over 85.2% of the market in 2019. Total exports within the geographical regions in which the Company operates accounted for 40.9% of total world chicken exports.
According to the USDA, chicken production in the U.S. increased from 2008 through 2018 at a compounded annual growth rate of 1.4%. The growth in chicken demand is attributable to (i) relative affordability compared to other proteins such as beef and pork, (ii) the increasingly health conscious nature of U.S. consumers, (iii) chicken’s consistent quality and versatility and (iv) its introduction on many foodservice menus. In addition, global protein demand continues to be strong, consistent with rising standards of living and a growing middle class in developing countries around the world. USDA estimates from 2018 through

2027 show an anticipated increase of global chicken production at a compounded annual growth rate of 0.8%. We believe our relationship with JBS positions us to capture a portion of those emerging markets.
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
Feed. Broilers are fed corn, soybean meal and wheat as well as certain vitamins and minerals. Corn, soybean meal and wheat accounted for approximately 46.2%, 42.5% and 5.6% of our feed costs, respectively, in 2018. Broiler production is significantly more efficient from a feed perspective than cattle or hog production. Approximately two pounds of feed are required for each pound of chicken, as compared to approximately seven and 3.5 pounds for cattle and hogs, respectively. We have sought to mitigate the impact of feed price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed price contracts, broadening our product portfolio and expanding the variety of contracts within our book of business.
Competitive Strengths
We believe that our competitive strengths will enable us to maintain and grow our position as a leading chicken company and to capitalize on future favorable growth opportunities:
Leading market position in the growing chicken industry. We are one of the largest chicken producers globally and a leading chicken producer in the U.S. with an approximate 17.2% market share, based on ready-to-cook production in 2018, according to WATTPoultryUSA magazine. We believe we can maintain this prominent market position as we are one of the few producers in the chicken industry that can fully satisfy the requirements of large retailers and foodservice companies due to our broad product range, national distribution, vertically integrated operations and technical capabilities. Further, our scale of operations, balanced product portfolio and a wide range of production capabilities enable us to meet both the capacity and quality requirements of our customer base. Finally, we believe we are well-positioned with our global footprint to benefit from the growth in the U.S. chicken export market.
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
Blue chip and diverse customer base across all industry segments. We benefit from strong relationships with leading companies in every customer segment, including Chick-fil-A®, Kroger®, Costco®, Publix®, and H-E-B®, most of whom have been doing business with us for more than five years. We sell our products to a large and diverse customer base, with over 6,000 customers, with no single one accounting for more than 10% of total sales.
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
Reportable Business Segments
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
Products and Markets
Our primary product types are fresh chicken products, prepared chicken products and value-added export chicken products. We sell our fresh chicken products to the foodservice and retail markets. Our fresh chicken products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated and prepackaged case-ready chicken. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our fresh chicken sales accounted for 85.7%, 44.2%, and 94.2% of our total U.S., U.K. and Europe, and Mexico chicken sales in 2018, respectively.
We also sell prepared chicken products, including portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Our prepared chicken products sales accounted for 11.1%, 41.3%, and 5.8% of our total U.S., U.K. and Europe, and Mexico chicken sales in 2018, respectively.
Export and other chicken products primarily consist of whole chickens and chicken parts sold either refrigerated for distributors in the U.S. or frozen for distribution to export markets. We sell U.S.-produced chicken products for export to Mexico, the Middle East, Asia and other world markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. Prices for export sales are determined by supply and demand and local market conditions. In certain newly accessed international markets, we have established premium brands, which allow us to market our products at a premium to commodity price levels within those regions. Our export and other chicken products sales accounted for 3.2% and 14.5% of our total U.S. and U.K. and Europe chicken sales in 2018, respectively.
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
Our retail market consists primarily of grocery store chains, wholesale clubs and other retail distributors. Our retail market products consist primarily of branded, prepackaged cut-up and whole chicken and chicken parts. We concentrate our efforts in this market on creating value for our customers through category management and supporting key customers in expanding their private label sales programs. Additionally, for many years, we have invested in both trade and retail marketing designed to establish high levels of brand name awareness and consumer preference. We utilize numerous advertising and marketing techniques to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim’s®, Just BARE®, Gold’n Pump®, Gold Kist®, County Pride Chicken®, Pierce Chicken®, Pilgrim’s® Mexico, County Post®, Savoro, To-Ricos, Del Dia®, Moy Park, and O’Kane brands. We believe our efforts to achieve and maintain brand awareness and loyalty help to achieve greater price premiums than would otherwise be the case in certain markets and support and expand our product distribution. We actively seek to identify and address consumer preferences by using sophisticated qualitative and quantitative consumer research techniques in key geographic markets to discover and validate new product ideas, packaging designs and methods.
Our export and other chicken market consists primarily of customers who purchase for distribution in the U.S., U.K. and continental Europe, or for export to Mexico, the Middle East, Asia, and other world markets. Our value-added export and other chicken products, with the exception of our exported prepared chicken products, consist of whole chickens and chicken parts sold in bulk, or value-added form, either refrigerated or frozen. We believe that chicken exports within our geographical operations in the U.S., U.K. and Europe, and Mexico will continue to grow as worldwide demand increases for high-quality, low-cost meat protein sources. We expect that worldwide demand for higher-margin prepared food products will increase over the next several years and believe our strategy of value-added export growth positions us to take advantage of this expected demand.
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

	2018	2017	2016	2015	2014
	(In thousands)
U.S. chicken:
Fresh chicken	$5,959,458	$5,700,503	$4,627,137	$4,701,943	$4,703,993
Prepared chicken	773,983	950,378	1,269,010	1,672,693	1,787,389
Export and other chicken	258,732	213,595	313,827	358,877	620,082
Total U.S. chicken	6,992,173	6,864,476	6,209,974	6,733,513	7,111,464
U.K. and Europe chicken:
Fresh chicken	925,124	846,575	811,127	240,815	—
Prepared chicken	865,864	792,284	794,880	241,589	—
Export and other chicken	303,921	318,699	283,276	67,903	—
Total U.K. and Europe chicken	2,094,909	1,957,558	1,889,283	550,307	—
Mexico chicken:
Fresh chicken	1,252,403	1,245,144	1,154,355	960,528	900,360
Prepared chicken	76,860	58,512	91,289	55,672	—
Total Mexico chicken	1,329,263	1,303,656	1,245,644	1,016,200	900,360
Total chicken	10,416,345	10,125,690	9,344,901	8,300,020	8,011,824
Other products:
U.S.	433,488	578,746	461,429	409,841	535,572
U.K. and Europe	53,757	38,761	58,158	22,261	—
Mexico	34,194	24,666	14,076	20,550	35,969
Total other products	521,439	642,173	533,663	452,652	571,541
Total net sales	$10,937,784	$10,767,863	$9,878,564	$8,752,672	$8,583,365
United States Operations
The following table sets forth, beginning with 2014, the percentage of net U.S. chicken sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	2018	2017	2016	2015	2014

U.S. chicken:
Fresh chicken	85.2	83.0	74.5	69.8	66.2
Prepared chicken	11.1	13.9	20.4	24.9	25.1
Export and other chicken	3.7	3.1	5.1	5.3	8.7
Total U.S. chicken	100.0	100.0	100.0	100.0	100.0
Product Types
Fresh Chicken Overview. Fresh chicken is an important component of our sales and accounted for $6.0 billion, or 85.2%, of our total U.S. chicken sales in 2018 and $4.7 billion, or 66.2%, in 2014. Most of our fresh chicken products are sold to established customers, based upon certain weekly or monthly market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. The majority of these products are sold pursuant to agreements with varying terms that set a price according to formulas based on underlying chicken price markets, subject in many cases to minimum and maximum prices.
Prepared Chicken Overview. In 2018, $774.0 million, or 11.1%, of our U.S. chicken sales were in prepared chicken products to foodservice customers and retail distributors, as compared to $1.8 billion, or 25.1%, in 2014. The production and sale in the U.S. of prepared chicken products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our U.S. cost of sales, representing approximately 28.5% of our U.S. cost of sales in 2018. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.
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
Export and Other Chicken Overview. Our export and other chicken products consist of whole chickens and chicken parts sold primarily in bulk, nonbranded form, either refrigerated to distributors in the U.S. or frozen for distribution to export markets, and branded and nonbranded prepared chicken products for distribution to export markets. In 2018, approximately $258.7 million, or 3.7%, of our total U.S. chicken sales were attributable to U.S. chicken export and other chicken products, as compared to $620.1 million, or 8.7%, in 2014.
Markets for Other Products
Presently, this category includes chicken by-products, which we convert into protein products and sell primarily to manufacturers of pet foods. In addition, many of our U.S. feed mills produce and sell some livestock feeds to local dairy farmers and livestock producers.
United Kingdom and Europe Operations
The following table sets forth, beginning with 2014, the percentage of net U.K. and Europe chicken sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	2018	2017	2016	2015	2014

U.K. and Europe chicken:
Fresh chicken	44.2	43.2	42.9	43.8	—
Prepared chicken	41.3	40.5	42.1	43.9	—
Export and other chicken	14.5	16.3	15.0	12.3	—
Total U.K. and Europe chicken	100.0	100.0	100.0	100.0	—

Background

On September 8, 2017, a subsidiary of the Company acquired 100% of the issued and outstanding shares of Moy Park from JBS S.A. in a common-control transaction for cash and a note payable to the seller. Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With four fresh processing plants, ten prepared foods cook plants, three feed mills, seven hatcheries and one rendering facility in the U.K., France, and the Netherlands, Moy Park processes 6.0 million birds per seven-day work week, in addition to producing around 456.0 million pounds of prepared foods per year at the time of acquisition.

Our Moy Park operations, with plants in the U.K., France and the Netherlands generated approximately 19.6% of our net sales in 2018. We are one of the largest producers and sellers of chicken in the U.K.. We believe that we operate one of the most efficient business models for chicken production in the U.K. and Europe.

During 2016 and 2017, we invested approximately £20 million in a new poultry hatchery facility in Newark, England with an egg set capacity of 2.9 million eggs per week. The first birds were hatched from the facility in September 2017.

Product Types

Moy Park has built strong brands with high levels of brand recognition in the markets in which such brands are sold, including “Moy Park” and “O’Kane”. Moy Park believes the development of its brands are important as it provides customers with confidence in the quality and consistency of its products. Brand marketing is focused on establishing its brands through consistent quality and product innovation as well as developing relationships with key customers. Moy Park believes that its brands can be expanded throughout Europe, which provides the opportunity to sell higher margin products in its traditional markets.

Moy Park maintains a development team and an executive chef to continue to develop new ideas for value added products across its range, and share those insights with its customers in order to drive sales. Moy Park has included new innovative products in its portfolio every year during the last five years with a growing new product development pipeline.

Fresh Chicken Overview. Moy Park’s fresh chicken sales primarily consist of refrigerated and frozen whole chickens, breast fillets and mini breast fillets. Fresh chicken sales accounted for $925.1 million, or 44.2%, of our total U.K. and Europe chicken sales in 2018, as compared to $240.8 million, or 43.8% in 2015.

Prepared Chicken Overview. Moy Park produces further processed and prepared chicken products for sale to customers in retail, foodservice, agricultural and international distribution channels. Moy Park also sells a range of ready-to-cook, ready-to-eat and coated chicken products to leading retailers and foodservice providers. Prepared chicken sales accounted for $865.9 million, or 41.3% of our total U.K. and Europe chicken sales in 2018, as compared to $241.6 million, or 43.9% in 2015.
Export and Other Chicken Overview. In 2018, approximately $303.9 million, or 14.5%, of our total U.K. and Europe chicken sales were attributable to U.K. and Europe chicken export and other chicken products, as compared to $67.9 million, or 12.3%, in 2015.
Markets
Customers for Moy Park’s fresh and further processed and prepared chicken products include: national and regional retailers (including grocery supermarket chains, independent grocers and club stores) and wholesale distributors; international retailers and wholesale distributors; and the foodservice industry, including foodservice distributors, fast food and other restaurants.
Mexico Operations
Background
Our Mexico operations generated approximately 12.5% of our net sales in 2018. We are one of the largest producers and sellers of chicken in Mexico. We believe that we operate one of the more efficient business models for chicken production in Mexico.
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
Key Customers
Our two largest customers accounted for approximately 12.4% and 11.0% of our net sales in 2018 and 2017, respectively. No single customer accounted for ten percent or more of our net sales in either 2018 or 2017.
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
Regulation and Environmental Matters
The chicken industry is subject to government regulation, particularly in the health, workplace safety and environmental areas, including provisions relating to the discharge of materials into the environment, by the Centers for Disease Control , the USDA, the Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”) and state and local regulatory authorities in the U.S. and by similar governmental agencies in the U.K. and Europe and Mexico. Our chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the U.S. Our U.K. and Europe and Mexico food processing facilities and feed mills are subject to on-site examination, inspection and regulation by government agencies that perform functions similar to those performed by the USDA and FDA.
Our operations are subject to extensive regulation by the EPA and other state and local authorities relating to handling and discharge of waste water, storm water, air emissions, treatment, storage and disposal of wastes, handling of hazardous substances and remediation of contaminated soil, surface water and groundwater. Moy Park’s operations in the U.K. and Europe are subject to a number of local, national and regional laws and other requirements relating to the protection of the environment and the safety and health of personnel and the public. Our Mexican operations also are subject to extensive regulation by Mexican environmental authorities. The EPA, Mexican, U.K. and Europe environmental authorities and/or other U.S. or Mexican state and local authorities may, from time to time, adopt revisions to environmental rules and regulations, and/or changes in the terms and conditions of our environmental permits, with which we must comply. Compliance with existing or new environmental requirements, including more stringent limitations imposed or expected in recently-renewed or soon-to be renewed environmental permits, may require capital expenditures and operating expenses which may be significant. Our operations are also subject to regulation by the EPA, OSHA and other state, federal and local regulatory authorities regarding the treatment and disposal of agricultural and food processing wastes, the use and maintenance of refrigeration systems, including ammonia-based chillers, noise, odor and dust management, the operation of mechanized processing equipment and other operations.
Moy Park’s operations in the U.K. and Europe are similarly subject to a number of directives and local, national and regional regulations in relation to the treatment and disposal of agricultural and food processing wastes, the use and maintenance of refrigeration systems, including ammonia-based chillers, noise, odor and dust management, the operation of mechanized processing equipment and other operations. In the U.K. and the European Union, all poultry farms which exceed a threshold size of 40,000 birds placed are required to carry out activities in compliance with their environmental permits and they must use Best Available Techniques in order to achieve a high level of environmental protection.
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
Employees
As of December 30, 2018, we employed approximately 31,100 persons in the U.S., approximately 10,700 persons in Mexico and approximately 10,300 persons in the U.K. and Europe. Approximately 37.1% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2019 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of agreements, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
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
Executive Officers
Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
William W. Lovette	59	President and Chief Executive Officer
Fabio Sandri	47	Chief Financial Officer

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
There have been outbreaks of low pathogenic strains of avian influenza in the U.S., and in Mexico outbreaks of both high and low-pathogenic strains of avian influenza are a fairly common occurrence. Historically, the outbreaks of low pathogenic strains of avian influenza have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with highly pathogenic strains such as HPAI H5 and H7N3 or highly infectious strains such as H7N9. Even if no further highly pathogenic or highly contagious strains of avian influenza are confirmed in the U.S., the U.K. and Europe or Mexico, there can be no assurance that outbreaks of these strains in other countries will not materially adversely affect demand for U.S.-produced poultry internationally and/or U.S.-produced, the U.K. and Europe produced or Mexico-produced poultry domestically, and, if any of these strains were to spread to either the U.S., the U.K. and Europe or Mexico, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.
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
We may not be able to successfully integrate the operations of companies we acquire, including Moy Park, or benefit from growth opportunities.
We intend to pursue additional selected growth opportunities in the future. These opportunities, including the Moy Park acquisition, may expose us to successor liability relating to actions involving any acquired entities, their respective management or contingent liabilities incurred prior to our involvement and will expose us to liabilities associated with ongoing operations, in particular to the extent we are unable to adequately and safely manage such acquired operations. A material liability associated with these types of opportunities, or our failure to successfully integrate any acquired entities into our business, could adversely affect our reputation and have a material adverse effect on us.
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
We may not be able to successfully integrate any growth opportunities we may undertake in the future, including the Moy Park acquisition, or successfully implement appropriate operational, financial and administrative systems and controls to achieve the benefits that we expect to result therefrom. These risks include: (1) failure of the acquired entities to achieve expected results; (2) possible inability to retain or hire key personnel of the acquired entities; and (3) possible inability to achieve expected synergies and/or economies of scale. In addition, the process of integrating businesses could cause interruption of, or loss of momentum in, the activities of our existing business. The diversion of our management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could adversely affect our business, results of operations and prospects.
Competition in the chicken industry with other vertically integrated poultry companies may make us unable to compete successfully in this industry, which could adversely affect our business.
The chicken industry is highly competitive. In the U.S., Mexico and U.K. and Europe, we primarily compete with other vertically integrated chicken companies.
In general, the competitive factors in the U.S. chicken industry include price, product quality, product development, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, we believe that competition is based on product quality, brand awareness, customer service and price. Further, there is some competition with non-vertically integrated further processors in the prepared chicken business. In Mexico, where product differentiation has traditionally been limited, we believe product quality and price have been the most critical competitive factors. In the U.K. and Europe retail and food service markets, key competitive factors include price, delivering consistent levels of the highest quality, service level and delivering strong innovation. The fresh U.K. and Europe market is almost exclusively retailer private label with the exclusion of the Republic of Ireland where Moy Park is a leading brand. The U.K. fresh market is almost exclusively sourced from within the U.K. so vertical integration is a prerequisite for operating in this market. The U.K. prepared foods market is less exclusively sourced from within the U.K. so vertical integration is less of a consideration and competition is opened up to other processors, some of whom produce or source from abroad.
The loss of one or more of our largest customers could adversely affect our business.
Our two largest customers accounted for approximately 12.4% of our net sales in 2018. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.

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
Our operations in Mexico and Europe are conducted through subsidiaries organized under non-U.S. laws. Claims of creditors of our subsidiaries, including trade creditors, will generally have priority as to the assets of our subsidiaries over our claims. Additionally, the ability of these subsidiaries to make payments and distributions to us are limited by terms of the Moy Park Multicurrency Revolving Facility Agreement and may be limited by the terms of our Mexico credit facility and will be subject to, among other things, the laws applicable to these subsidiaries. In the past, these laws have not had a material adverse effect on the ability of these subsidiaries to make these payments and distributions. However, laws such as these may have a material adverse effect on the ability of these subsidiaries to make these payments and distributions in the future.
Disruptions in international markets, distribution channels and tariffs could adversely affect our business.

Historically, we have targeted international markets to generate additional demand for our products. In particular, given U.S. customers’ general preference for white meat, we have targeted international markets for the sale of dark chicken meat, specifically leg quarters, which are a natural by-product of our U.S. operations’ concentration on prepared chicken products. As part of this initiative, we have created a significant international distribution network into several markets in Mexico, the Middle East and Asia. Our success in these markets may be, and our success in recent periods has been, adversely affected by disruptions in chicken export markets. For example, China imposed anti-dumping and countervailing duties on the U.S. chicken producers in 2010 that have deterred Chinese importers from purchases of U.S.-origin chicken products. Russia also banned the importation of chicken and other agricultural products from the U.S. and certain other western countries in August 2014 in retaliation for sanctions imposed by the U.S. and Europe on Russia over its actions in Ukraine.
A significant risk is disruption due to import restrictions and tariffs, other trade protection measures, and import or export licensing requirements regarding food products imposed by foreign countries. In addition, disruptions may be caused by outbreaks of disease such as avian influenza, either in our flocks or elsewhere in the world, and resulting changes in consumer preferences.
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

As of December 30, 2018, we employed approximately 31,100 persons in the U.S., approximately 10,700 persons in Mexico and approximately 10,300 persons in the U.K. and Europe. Approximately 37.1% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2019 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of agreements, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
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
On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and together with the companies controlled by J&F, the “J&F Group”), a company organized in Brazil and an indirect controlling stockholder of the Company, including a former senior executive and former board members of the Company, entered into plea bargain agreements (collectively, the “Plea Bargain Agreements”) with the Brazilian Federal Prosecutor’s Office (Ministério Público Federal) (the “MPF”) in connection with certain misconduct by J&F and such individuals acting in their capacity as J&F executives. The details of such misconduct are set forth in separate annexes to the Plea Bargain Agreements, and include admissions of payments to politicians and political parties in Brazil during a ten-year period in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.
On June 5, 2017, J&F, for itself and as the controlling shareholder of the J&F Group companies, entered into a leniency agreement (the “Leniency Agreement”) with the MPF, whereby J&F assumed responsibility for the conduct that was described in the annexes to the Plea Bargain Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of 10.3 billion Brazilian reais, adjusted for inflation, over a 25-year period. Various proceedings by Brazilian governmental authorities remain pending against J&F and certain of its officers to potentially invalidate the Plea Bargain Agreements and impose more severe penalties for additional alleged misconduct that were not disclosed in the annexes to the Plea Bargain Agreements.
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
Any further developments in these, or other, matters involving the controlling shareholders, directors, or officers of J&F, or other parties affiliated with us, could subject JBS S.A. and its subsidiaries (including the Company) to potential fines or penalties, may materially adversely affect the public perception or reputation of JBS S.A. and its subsidiaries (including the Company) and could have a material adverse effect on JBS S.A. and its subsidiaries (including the Company).
Our operations are subject to general risks of litigation.
We are involved on an ongoing basis in litigation relating to alleged antitrust violations or arising in the ordinary course of business or otherwise. For example, between September 2, 2016 and October 13, 2016, a series of purported class action lawsuits were brought against Pilgrim’s and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. See “Item 3. Legal Proceedings.” Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty, and adverse litigation trends and outcomes could result material damages, which could adversely affect our financial condition and results of operations.
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

Cyber-attacks and other cyber incidents are occurring more frequently and are constantly evolving in nature and sophistication. Our failure to maintain our cyber-security measures and keep abreast of new and evolving threats may make our systems vulnerable. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, regulatory actions, disruption of plant operations, and increased cybersecurity protection and remediation costs. There can be no assurance that we will be able to prevent all of the rapidly evolving forms of increasingly sophisticated and frequent cyberattacks. The vulnerability of our systems and our failure to identify or respond timely to cyber incidents could have an adverse effect on our operations and reputation and expose us to liability or regulatory enforcement actions.

Recent legal developments in Europe could result in changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

To conduct our operations, we regularly move data across national borders and must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, the European Union recently adopted the General Data Protection Regulation (the “GDPR”). The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks including proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
Our future financial and operating flexibility may be adversely affected by significant leverage.
On a consolidated basis, as of December 30, 2018, we had approximately $505.6 million in secured indebtedness, $1.8 billion of unsecured indebtedness and had the ability to borrow approximately $920.9 million under our credit agreements. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness.
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

Media campaigns related to food production and regulatory and customer focus on environmental, social and governance responsibility could expose us to additional costs or risks.

Individuals or organizations can use social media platforms to publicize inappropriate or inaccurate stories or perceptions about the food production industry or our company. Such practices could cause damage to the reputations of our company and/or the food production industry in general. This damage could adversely affect our financial results.

In addition, regulators, stockholders, customers and other interested parties have focused increasingly on the environmental, social and governance practices of companies. This has led to an increase in regulations and may continue to cause us to be subject to additional regulations in the future. Our customers or other interested parties may also require us to implement certain environmental, social or governance procedures or standards before doing or continuing to do business with us. This increased attention on environmental, social and governance practices could have a material adverse effect on our business, financial condition and results of operations.
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

Our operations may be impacted by the United Kingdom’s proposed exit from the European Union.

The United Kingdom’s June 2016 referendum in which voters approved an exit from the European Union (commonly referred to as “Brexit”) and subsequent negotiations related to the referendum has caused and may continue to cause volatility in the global stock markets, currency exchange rate fluctuations and global economic uncertainty, which could adversely affect our ability to transact business in the U.K. and in countries in the European Union. The long-term effects of Brexit will depend in part on any agreements the U.K. makes to retain access to markets in the European Union following the U.K.’s withdrawal from the European Union. In addition, we expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replicate or replace. If the U.K. were to significantly alter its regulations affecting the food industry, we could face significant new costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Additionally, Moy Park’s results of operations may be adversely affected if the U.K. is unable to secure replacement trade agreements and arrangements on terms as favorable as those currently enjoyed by the U.K. Any of the effects of Brexit could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Operating Facilities
Our main operating facilities are as follows:

	Operating	Idled	Capacity(a)	Unit of measure	Average Capacity Utilization(b)
Legacy Pilgrim’s Facilities:
U.S. Facilities
Fresh processing plants	25	4	6.6 million	Birds per day	90.1%
Prepared foods cook plants	4	2	495.9 million	Pounds per year	64.4%
Feed mills	26	2	12.3 million	Tons per year	74.5%
Hatcheries	32	2	2.3 billion	Eggs per year	84.5%
Rendering	4	2	381,408	Tons per year	63.6%
Pet food processing	4	—	94,748	Tons per year	53.7%
Freezers	1	1	N/A		N/A
Grain elevator	1	—	4.0 million	Bushels put through per year	100.0%
U.K. and Europe Facilities
Fresh processing plants	4	—	0.9 million	Birds per day	93.5%
Prepared foods cook plants	10	1	0.2 million	Tons per year	77.1%
Feed mills	3	—	0.7 million	Tons per year	92.0%
Hatcheries	6	1	413.9 million	Eggs per year	85.7%
Rendering	1	—	18,460	Tons per year	96.2%
Puerto Rico Facilities
Fresh processing plant	1	—	0.1 million	Birds per day	53.4%
Feed mill	1	—	0.1 million	Tons per year	59.6%
Hatchery	1		27.0 million	Eggs per year	57.6%
Rendering	1	—	6,440	Tons per year	27.0%
Distribution center	1	—	N/A		N/A
Mexico Facilities
Fresh processing plants	6	—	1.1 million	Birds per day	88.0%
Prepared foods cook plants	2	—	27.4	Kilograms per quarter	90.1%
Feed mills	8	—	2.3 million	Tons per year	71.4%
Hatcheries	10	1	1.2 billion	Eggs per year	74.6%
Rendering	3	—	54,240	Tons per year	80.5%
Distribution centers	21	—	N/A		N/A

(a)	Capacity and utilization numbers do not include idled facilities.

(b)	Due to the impact of Hurricane Maria in 2017, our Puerto Rico facilities were not operational in January and February 2018, partially reducing the reported average capacity utilization for the year.
Other Facilities and Information
In the U.S., our corporate offices share a building with JBS in Greeley, Colorado. We own a building in Richardson, Texas, which houses our computer data center. We also own office buildings in Broadway, Virginia, and Pittsburg, Texas, which house additional administrative, sales and marketing, research and development, and other support functions. We also lease office buildings in Bentonville, Arkansas, and Cincinnati, Ohio for members of our sales team and building space in Carrollton, Texas, which houses a second computer data center.
In Mexico, we own an office building for administration in Gómez Palacio, Durango and lease an office building for Mexican corporate officers in Santiago de Querétaro, Querétaro. We also lease office space in Mexico City that houses our Mexican sales office.

In the U.K., we lease office space in Craigavon, U.K., which houses administrative, sales, marketing and other support personnel, and office space in Portadown, U.K., which houses information technology personnel. We also lease a space in Ballymena, U.K. that houses a research and development lab.
Most of our U.S. property, plant and equipment are pledged as collateral under our U.S. credit facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Other Claims and Proceedings
    Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 2017 and January 2019, eighteen individual direct action complaints (Affiliated Foods, Inc., et al., v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al, Case No. 1:18-cv-00700; US Foods Inc. v. Tyson Foods Inc., et al, Case No. 1:18-cv-00702; Action Meat Distributors, Inc. et al., v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Jetro Holdings, LLC, v. Tyson Foods, Inc. et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc. et al., v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ's Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer); Shamrock Foods Company and United Food Service, Inc. v. Tyson Foods, Inc., et al., Case No. 18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 19-cv-00354), and Hooters of America, LLC v. Tyson Foods, Inc., et al, Case No. 1:19-cv-00390 (N.D. Ill.) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities, the allegations of which largely mirror those in the class action complaints. Substantial completion of document discovery for most Defendants, including PPC, occurred on July 18, 2018. The Court’s scheduling order currently requires completion of fact discovery on October 14, 2019; class certification briefing and expert reports proceeding from November 12, 2019 to July 14, 2020; and summary judgment to proceed 60 days after the Court rules on motions for class certification. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (i) the Company colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) PPC’s revenues during the class period were the result of illegal conduct and (iv) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive. On April 4, 2017, the Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. As of January 18, 2019, plaintiff has not yet filed a Second Amended Complaint.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Court initially held oral argument on January 19, 2018, during which it considered and granted only motions from certain other defendants who were challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma court occurred on April 20, 2018. Rulings on the motion are pending. In addition, on March 12, 2018, the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) enjoined plaintiffs from litigating the Grower Litigation complaint as pled against the Company because allegations in the consolidated complaint violate the confirmation order relating to the Company’s 2008-2009 bankruptcy proceedings. Specifically, the 2009 bankruptcy confirmation order bars any claims against the Company based on conduct occurring before December 28, 2009. On March 13, 2018, Pilgrim’s notified the trial court of the Bankruptcy Court’s injunction. To date, plaintiffs have not amended the consolidated complaint to comply with the Bankruptcy Court’s injunction order or the confirmation order.
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
In January 2018, a stockholder derivative action entitled Raul v. Nogueira de Souza, et al., was filed in the U.S. District Court for the District of Colorado against the Company, as nominal defendant, as well as the Company’s directors, its Chief Financial Officer, and majority stockholder, JBS S.A. The complaint alleges, among other things, that (i) defendants permitted the Company to omit material information from its proxy statements filed in 2014 through 2017 related to the conduct of Wesley Mendonça Batista and Joesley Mendonça Batista, (ii) the individual defendants and JBS S.A. breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Litigation and (iii) issuing false and misleading statements as alleged in the Hogan class action litigation. On May 17, 2018, the plaintiffs filed an unopposed motion to stay proceedings pending a final resolution of the Hogan class action litigation. The court-ordered deadline for the defendants to file an answer or otherwise respond to the complaint was originally set for July 30, 2018. This deadline was extended to August 31, 2018, at which time the plaintiffs filed an unopposed motion to voluntarily dismiss the complaint without prejudice. The Court granted the plaintiffs’ motion on September 4, 2018.
On January 25, 2018, a stockholder derivative action styled as Sciabacucchi v. JBS S.A., et al., was brought against all of PPC’s directors, JBS S.A., JBS USA Holding Lux S.à r.l. (“JBS Holding Lux”) and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of the Company’s acquisition of Moy Park. On March 15, 2018, the members of the Batista family were dismissed from the action without prejudice by stipulation. On March 20, 2018, nominal defendant PPC filed its answer. On March 20, 2018, the remaining defendants, including PPC’s directors, JBS S.A., and JBS Holding Lux moved to dismiss the complaint. On April 19, 2018, director defendants Bell, Macaluso, and Cooper filed their opening brief in support of their motion to dismiss. On April 19, 2018, defendants JBS S.A., JBS Holding Lux, and director defendants Lovette, Nogueira de Souza, Tomazoni, Farahat, Molina, and de Vasconcellos, Jr. filed their opening brief in support of their motion to dismiss. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. On July 3, 2018, the plaintiffs dismissed the Special Committee defendants—Bell, Macaluso and Cooper. On July 9, 2018, the plaintiffs dismissed de Vasconcellos, Jr. and filed their opposition to the motion to dismiss by the entity and non-Special Committee defendants, who filed their reply on August 9, 2018. On November

15, 2018, the parties argued the dismissal of the remaining defendants (JBS S.A., JBS Holding Lux, and director defendants Lovette, Nogueira de Souza, Tomazoni, Farahat, and Molina) before the Chancery Court. After arguments concluded, the Chancery Court asked the parties to submit supplemental briefing on the viability of an additional ground for dismissal. The parties filed their respective supplemental briefs on December 21, 2018. The Chancery Court has yet to issue it’s decision.
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
Holders
The Company estimates there were approximately 41,000 holders (including individual participants in security position listings) of the Company’s common stock as of February 13, 2019.
Dividends
The Company has no current intention to pay any dividends to its stockholders. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations and other factors deemed relevant by our Board of Directors in its discretion.
Both the U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. The terms of the Moy Park Multicurrency Revolving Facility Agreement restrict Moy Park’s ability and the ability of certain of Moy Park’s subsidiaries to, among other things, make payments and distributions to us. See "Note 11. Long-Term Debt and Other Borrowing Arrangements” of our Consolidated and Combined Financial Statements included in this annual report for additional information.
Issuer Purchases of Equity Securities in 2018
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. For the fifty-two weeks ended December 30, 2018, the Company had repurchased 15,578 shares under this program for an aggregate cost of $0.2 million and an average price of $15.18 per share. Set forth below is information regarding our stock repurchases for the thirteen weeks ended December 30, 2018.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2018 through October 28, 2018.	—	$—	—	$200,000,000
October 29, 2018 through December 2, 2018.	—	—	—	200,000,000
December 3, 2018 through December 30, 2018	15,578	15.18	15,578	199,763,489
Total	15,578	$15.18	15,578	$199,763,489

(a)	Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization.
Total Return on Registrant’s Common Equity
The graph below matches the cumulative 5-Year total return of holders of Pilgrim’s Pride Corporation’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of three companies that includes: Hormel Foods Corp, Sanderson Farms Inc. and Tyson Foods Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 29, 2013 and tracks it through December 30, 2018.
The graph covers the period from December 29, 2013 to December 30, 2018, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Pilgrim's Pride Corporation, the Russell 2000 Index, and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/29/2013
6/30/2014
12/28/2014
6/30/2015
12/27/2015
6/30/2016
12/25/2016
6/30/2017
12/31/2017
6/30/2018
12/30/2018
Pilgrim's Pride Corporation
Russell 2000
Peer Group

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Russell Investment Group. All rights reserved.

	12/29/13	06/30/14	12/28/14	06/30/15	12/27/15	06/30/16	12/25/16	06/30/17	12/31/17	06/30/18	12/30/18
PPC	$100.00	$166.12	$206.86	$168.15	$164.64	$207.25	$154.70	$178.29	$252.63	$163.73	$126.80
Russell 2000	100.00	103.28	104.89	109.88	100.26	102.49	121.63	127.70	139.44	150.13	124.09
Peer Group	100.00	113.28	120.48	127.12	170.38	180.94	174.39	175.36	209.17	193.13	184.60

Item 6. Selected Financial Data

(In thousands, except ratios and per share data)	2018(h)	2017(h)	2016	2015	2014
Operating Results Data:
Net sales	$10,937,784	$10,767,863	$9,878,564	$8,752,672	$8,583,365
Gross profit(a)	843,476	1,471,614	1,103,983	1,298,724	1,393,995
Operating income(a)	495,686	1,072,322	792,082	1,061,132	1,203,115
Interest expense, net	149,001	99,453	73,335	42,721	77,271
Loss on early extinguishment of debt	15,818	—	—	1,470	29,475
Income (loss) before income taxes(a)	332,227	982,066	724,036	1,001,324	1,102,391
Income tax expense (benefit)(b)	85,423	263,899	243,919	338,352	390,953
Net income(a)	246,804	718,167	480,117	662,972	711,438
Net income (loss) attributable to noncontrolling interest	(1,141)	102	(803)	48	(210)
Net income attributable to Pilgrim’s Pride Corporation(a)	247,945	694,579	440,532	645,914	711,648
Ratio of earnings to fixed charges(c)	2.72x	9.11x	8.86x	19.86x	12.96x
Per Common Diluted Share Data:
Net income attributable to Pilgrim’s Pride Corporation	$1.00	$2.79	$1.73	$2.50	$2.74
Adjusted net income attributable to Pilgrim’s Pride Corporation(d)	1.28	2.84	1.75	2.60	2.95
Book value	8.06	7.45	8.21	10.28	8.46
Balance Sheet Summary:
Working capital	$938,434	$1,063,765	$624,728	$1,090,129	$1,138,177
Total assets	5,931,202	6,248,652	5,021,942	5,668,292	3,091,718
Notes payable and current maturities of long-term debt	30,405	47,775	15,712	28,108	262
Long-term debt, less current maturities	2,295,190	2,635,617	1,396,124	1,436,852	3,980
Total stockholders’ equity	2,019,585	1,855,661	2,086,132	2,659,875	2,196,801
Cash Flow Summary:
Cash flows from operating activities	$491,650	$801,321	$795,362	$1,020,380	$1,066,692
Depreciation and amortization(e)	279,657	277,792	231,708	173,817	155,824
Impairment of property, plant and equipment	3,504	5,156	790	4,813	—
Purchases of investment securities	—	—	—	—	(55,100)
Proceeds from sale or maturity of investment securities	—	—	—	—	152,050
Acquisitions of property, plant and equipment	(348,666)	(339,872)	(340,960)	(190,262)	(171,443)
Purchase of acquired business, net of cash acquired	—	(658,520)	—	(373,532)	—
Payment of cash dividends	—	—	(714,785)	(1,498,470)	—
Cash flows from financing activities	(384,246)	466,395	(828,219)	(585,005)	(905,595)
Other Data:
EBITDA(f)(g)	$755,316	$1,353,343	$1,023,755	$1,213,779	$1,321,774
Adjusted EBITDA(f)(g)	798,187	1,388,029	1,029,682	1,245,633	1,352,249
Key Indicators (as a percent of net sales):
Gross profit(a)	7.7%	13.7%	11.2%	14.8%	16.2%
Selling, general and administrative expenses	3.1%	3.6%	3.1%	2.6%	2.2%
Operating income(a)	4.5%	10.0%	8.0%	12.1%	14.0%
Interest expense, net	1.4%	0.9%	0.7%	0.5%	0.9%
Net income(a)	2.3%	6.5%	4.5%	7.4%	8.3%

(a)	Operating income and net income include the following restructuring charges for each of the years presented:

	2018	2017	2016	2015	2014
	(In millions)
Additional effect on operating income:
Administrative restructuring charges	(4.8)	(9.8)	(1.1)	(5.8)	(2.3)

(b)	Income tax expense in 2018, 2017, 2016, 2015 and 2014 resulted primarily from expense recorded on our year-to-date income.

(c)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest.

(d)
Adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share is presented because it is used by us, and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with GAAP, to compare the performance of companies. We also believe that this non-GAAP financial measure, in combination with the our financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of such charges on net income attributable to Pilgrim’s

Pride Corporation per common diluted share. Adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share is not a measurement of financial performance under GAAP, has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. It does not reflect the impact of earnings or charges resulting from matters we consider to not be indicative of our ongoing operations.
A reconciliation of net income attributable to Pilgrim’s Pride Corporation per common diluted share to adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share is as follows:

	2018	2017	2016	2015	2014
	(In thousands except per share data)
Net income attributable to Pilgrim’s Pride Corporation	$247,945	$694,579	$440,532	$645,914	$711,648
Adjustments, net of tax:
Loss on early extinguishment of debt	12,449	113	—	1,470	29,475
Restructuring charges and transaction costs related to acquisitions	3,778	14,282	—	—	—
Other nonrecurring losses	14,475	—	—	—	—
Foreign currency transaction losses (gains)	12,748	(1,802)	4,055	26,148	27,979
	291,395	707,172	444,587	673,532	769,102
U.S. Tax Cuts & Jobs Act transition tax	26,400	—	—	—	—
Adjusted net income attributable to Pilgrim’s Pride Corporation	317,795	707,172	444,587	673,532	769,102
Weighted average diluted shares of common stock outstanding	249,149	248,971	254,126	258,676	259,471
Adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share	$1.28	$2.84	$1.75	$2.60	$2.95

(e)	Includes amortization of capitalized financing costs of approximately $5.5 million, $6.0 million, $5.3 million, $4.1 million, and $13.7 million in 2018, 2017, 2016, 2015, and 2014, respectively.

(f)
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (i) foreign currency transaction losses (gains) in the period from 2014 through 2018, (ii) restructuring charges in the period from 2014 through 2018, (iii) transaction costs related to the Moy Park acquisition in 2018 and 2017, (iv) net income (loss) attributable to noncontrolling interests in the period from 2014 through 2018 and (v) other nonrecurring losses. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Some of the limitations of these measures are:

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

(h)	Includes the material impact of new business acquisitions as follows:

•
Fiscal 2017 includes approximately three and one-half months of operating results from the acquisition of Moy Park, acquired for cash of $303.3 million and a note payable to the seller in the amount of £562.5 million on September 8, 2017. Fiscal 2018 and thereafter includes a full year of operating results.

•
Fiscal 2017 includes approximately eleven and one-half months of operating results from the acquisition of GNP, acquired for a cash purchase price of $350 million on January 6, 2017. Fiscal 2018 and thereafter includes a full year of operating results.

A reconciliation of net income to EBITDA and Adjusted EBITDA is as follows:

	2018	2017	2016	2015	2014
	(In thousands)
Net income	$246,804	$718,167	$480,117	$662,972	$711,438
Add:
Interest expense, net (a)	149,001	99,453	73,335	42,721	77,271
Income tax expense (benefit)	85,423	263,899	243,919	338,352	390,953
Depreciation and amortization	279,657	277,792	231,708	173,817	155,824
Minus:
Amortization of capitalized financing costs (b)	5,569	5,968	5,324	4,083	13,712
EBITDA	755,316	1,353,343	1,023,755	1,213,779	1,321,774
Add:
Foreign currency transaction losses (gains) (c)	17,160	(2,659)	4,055	26,148	27,979
Restructuring charges (d)	4,765	9,775	1,069	5,754	2,286
Transaction costs related to acquisitions	320	19,606	—	—	—
Other nonrecurring losses(e)	19,485	8,066	—	—	—
Minus:
Net income (loss) attributable to noncontrolling interest	(1,141)	102	(803)	48	(210)
Adjusted EBITDA	$798,187	$1,388,029	$1,029,682	$1,245,633	$1,352,249

(a)	Interest expense, net, consists of interest expense less interest income.

(b)	Amortization of capitalized financing costs is included in both interest expense, net and depreciation and amortization above.

(c)
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

(d)	Restructuring charges includes tangible asset impairment, severance and change-in-control compensation costs, and losses incurred on both the sale of unneeded broiler eggs and flock depletion.

(e)	Other nonrecurring losses include expenses incurred for Hurricane Maria in Puerto Rico, Hurricane Michael in Florida and certain Moy Park severance charges.

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
We market our balanced portfolio of fresh, prepared and value-added chicken products to a diverse set of over 6,000 customers across the U.S., the U.K. and Europe, Mexico and in approximately 100 other countries, with no single customer accounting for more than ten percent of total sales. We have become a valuable partner to our customers and a recognized industry leader by consistently providing high-quality products and services designed to meet their needs and enhance their business. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors, such as Chick‑fil‑A® and retail customers, including grocery store chains and wholesale clubs, such as Kroger®, Costco®, Publix®, and H-E-B®.
As a vertically integrated company, we control every phase of the production process, which helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 5,300 growers, 38 feed mills, 49 hatcheries, 36 processing plants, 16 prepared foods cook plants, 22 distribution centers, nine rendering facilities and four pet food plants, we believe we are well-positioned to supply the growing demand for our products.
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
As of December 30, 2018, we had approximately 52,100 employees and the capacity to process more than 45.3 million birds per week for a total of more than 13.4 billion pounds of live chicken annually. In 2018, we produced 10.7 billion pounds of chicken products, generating approximately $10.9 million in net sales and approximately $246.8 million in net income attributable to Pilgrim’s.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2018) in this report applies to our fiscal year and not the calendar year. Fiscal 2018 was a 52-week fiscal year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $247.9 million, or $1.00 per diluted common share, for 2018. These operating results included gross profit of $843.5 million. During 2018, we generated $491.7 million of cash from operations.
Our U.S. and Mexico segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe segment uses wheat and soybean meal as the main ingredients for feed production. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn, one ton of soybean meal and one metric ton of wheat during the current and previous years:

	Corn (a)		Soybean Meal (a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price

2018:
Fourth Quarter	$3.90	$3.68	$327.30	$307.80	£179.30	£167.00
Third Quarter	3.87	3.43	341.40	303.30	194.65	165.75
Second Quarter	4.27	3.66	391.70	329.90	156.75	142.40
First Quarter	4.01	3.63	394.10	319.60	139.20	134.70
2017:
Fourth Quarter	3.68	3.47	346.30	315.50	143.65	136.25
Third Quarter	4.15	3.46	346.20	296.50	154.00	137.25
Second Quarter	3.96	3.66	321.00	297.20	150.00	140.00
First Quarter	3.86	3.55	352.70	314.10	149.15	139.35
2016:
Fourth Quarter	3.98	3.58	320.70	269.00	140.75	127.75
Third Quarter	3.94	3.16	401.00	302.80	132.70	110.00
Second Quarter	4.38	3.52	418.30	266.80	112.00	104.10
First Quarter	3.73	3.52	275.30	257.20	111.90	99.15
(a) We obtain corn and soybean prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
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
For our U.K. and Europe segment, we do designate certain derivative financial instruments that we have purchased to mitigate foreign currency transaction exposures as cash flow hedges; therefore, before the settlement date of the financial derivative instruments, we recognize changes in the fair value of the effective portion of the cash flow hedge in accumulated other comprehensive income (loss), while we recognize changes in the fair value of the ineffective portion immediately in earnings. When the derivative financial instruments associated with the effective portion are settled, the amount in accumulated other comprehensive income (loss) is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated and Combined Statements of Income.
We recognized $27.1 million in net losses related to changes in the fair value of our derivative financial instruments during 2018. We recognized $6.7 million in net gains and $4.3 million in net losses related to changes in the fair value of our derivative financial instruments during 2017 and 2016, respectively.
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
Acquisition Activity
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
The acquisition was treated as a common-control transaction under U.S. GAAP. A common-control transaction is a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. The accounting and reporting for a transaction between entities under common control is not to be considered a business combination under U.S. GAAP. Accordingly, for the period from September 30, 2015 through September 7, 2017, the Consolidated and Combined Financial Statements includes the accounts of our company and our majority-owned subsidiaries combined with the accounts of Moy Park. For the periods subsequent to September 8, 2017, the Consolidated and Combined Financial Statements includes the accounts of our company and our majority-owned subsidiaries, including Moy Park.
GNP Acquisition. On January 6, 2017, we acquired 100% of the membership interests of GNP from Maschhoff Family Foods, LLC for a cash purchase price of $350 million, subject to customary working capital adjustments. GNP is a vertically integrated poultry business based in St. Cloud, Minnesota. The acquired business has a production capacity of 2.1 million birds per five-day work week in its two plants and employed approximately 1,600 people at the time of acquisition. This acquisition further strengthens our strategic position in the U.S. chicken market. The GNP operations are included in our U.S. segment.
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
We applied the guidance in Staff Accounting Bulletin (“SAB”) 118 when accounting for the enactment date effects of the Tax Act. As of December 30, 2018, we have completed our accounting for all of the tax effects of the Tax Act. As further discussed below, during 2018, we recognized adjustments of $18.2 million to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense.
As of December 31, 2017, we estimated no tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, we did not accrue any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986 for the year ended December 31, 2017. Upon further analysis of certain aspects of the Tax Act and a refinement of the historical calculation of E&P on accumulated post-1986 deferred foreign income during 2018, we finalized the E&P analysis of our foreign subsidiaries and recalculated significant overall positive E&P. Therefore, due to this recalculation, we recorded a $26.4 million tax liability for the one-time transition tax. This one-time transition tax adjustment increased the 2018 effective tax rate by approximately 7.9%. We have elected to pay this liability over the eight-year period provided in the Tax Act. As of December 30, 2018 the remaining balance of our transition tax obligation is $7.7 million, which will be paid over the next seven years. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time transition tax or any additional outside basis difference inherent in these foreign subsidiaries, as these amounts continue to be permanently reinvested in foreign operations. The undistributed earnings of our Mexico, Puerto Rico and U.K. subsidiaries totaled $683.0 million, $13.2 million and $2.2 million, respectively, at December 30, 2018.
As of December 31, 2017, we accrued $41.5 million in provisional tax benefit related to the net change in deferred tax liabilities stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21% for the year ended December 31, 2017. Due to return to provision adjustments which resulted from the filing of our 2017 federal income tax return, we recorded an additional $8.2 million tax benefit resulting from the Tax Act’s rate reduction. This benefit reduced the 2018 effective tax rate by approximately 2.5%.
The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred. As of December 30, 2018, we recorded a $5.4 million federal GILTI tax liability, which increased the 2018 effective tax rate by approximately 1.6%.
The Tax Act provides for a foreign-derived intangible income (“FDII”) deduction, which is available to domestic C corporations that derive income from the export of property and services. As of December 30, 2018, we recorded a $0.1 million federal FDII benefit, which decreased the 2018 effective tax rate by an immaterial amount.

Potential Impact of Tariffs

We continue to monitor recent trade and tariff activity and its potential impact to exports and inputs costs across our segments. Currently, we are experiencing impacts to domestic and export prices of chicken resulting from uncertainty in trade policies and increased tariffs. We are unable to give any assurance as to the scope, duration, or impact of any changes in trade policies or tariffs, how successful any mitigation efforts will be, or the extent to which mitigation will be necessary, and accordingly, changes in trade policies and increased tariffs could have a material adverse effect on our business and results of operations.
Business Segment and Geographic Reporting
We operate in three reportable business segments: the U.S., the U.K. and Europe, and Mexico. We measure segment profit as operating income. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For additional information, see “Note 22. Business Segment and Geographic Reporting” of our Consolidated and Combined Financial Statements included in this annual report.
Results of Operations
2018 Compared to 2017
Net sales. Net sales for 2018 increased $169.9 million, or 1.6%, from $10.8 billion generated in 2017 to $10.9 billion generated in 2018. The following table provides additional information regarding net sales:

		Change from 2017
Source of net sales	2018	Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$7,425,661	$(17,561)	(0.2)%
U.K. and Europe(b)	2,148,666	152,347	7.6%
Mexico(c)	1,363,457	35,135	2.6%
Total net sales	$10,937,784	$169,921	1.6%

(a)
U.S. net sales generated in 2018 decreased $17.6 million, or 0.2%, from U.S. net sales generated in 2017 primarily because of a decrease in net sales per pound partially offset by an increase in sales volume. The decrease in net sales per pound, which resulted primarily from lower market prices, contributed $120.5 million, or 1.6 percentage points, to the decrease in net sales. This decrease in net sales per pound was partially offset by increased sales volume of $102.9 million, or 5.0 percentage points. Included in U.S. sales generated during 2018 and 2017 were sales to JBS USA Food Company totaling $13.8 million and $15.3 million, respectively.

(b)
U.K. and Europe sales generated in 2018 increased $152.3 million, or 7.6%, from U.K. and Europe sales generated in 2017, primarily because of the positive impact of foreign currency translation, an increase in net sales per pound and an increase in sales volume. The positive impact of foreign currency translation contributed $74.4 million, or 3.7 percentage points to the increase in U.K. and Europe net sales. The increase in net sales per pound contributed $53.5 million, or 2.7 percentage points, to the increase in U.K. and Europe net sales. The increase in sales volume contributed $24.5 million, or 1.2 percentage points, to the increase in U.K. and Europe net sales.

(c)
Mexico sales generated in 2018 increased $35.1 million, or 2.6%, from Mexico sales generated in 2017 primarily because of an increase in net sales per pound and an increase in sales volume, partially offset by the impact of foreign currency translation. The increase in net sales per pound contributed $46.1 million, or 3.5 percentage points, to the increase in Mexico net sales. The increase in sales volume contributed $10.0 million, or 0.8 percentage points, to the increase in Mexico net sales. The impact of foreign currency translation partially offset the overall net sales increase by $21.0 million, or 1.6 percentage points.

Gross profit. Gross profit decreased by $628.1 million, or 42.7%, from $1.5 billion generated in 2017 to $843.5 million generated in 2018. The following tables provide gross profit information:

		Change from 2017		Percent of Net Sales
Components of gross profit	2018	Amount	Percent	2018	2017
	(In thousands, except percent data)
Net sales	$10,937,784	$169,921	1.6%	100.0%	100.0%
Cost of sales	10,094,308	798,059	8.6%	92.3%	86.3%
Gross profit	$843,476	$(628,138)	(42.7)%	7.7%	13.7%

Sources of gross profit	2018	Change from 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.	$515,882	$(578,929)	(52.9)%
U.K. and Europe	170,828	(17,352)	(9.2)%
Mexico	156,634	(31,894)	(16.9)%
Elimination	132	37	38.9%
Total gross profit	$843,476	$(628,138)	(42.7)%

Sources of cost of sales	2018	Change from 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$6,909,779	$561,368	8.8%
U.K. and Europe(b)	1,977,838	169,699	9.4%
Mexico(c)	1,206,823	67,029	5.9%
Elimination(d)	(132)	(37)	38.9%
Total cost of sales	$10,094,308	$798,059	8.6%

(a)
Cost of sales incurred by our U.S. operations in 2018 increased $561.4 million, or 8.8%, from cost of sales incurred by our U.S. operations in 2017. Cost of sales primarily increased because of increased cost per pound sold, increased poultry sales volume, increased freight and storage costs, and increased grower costs. Increased cost per pound contributed $353.0 million mainly due to increased feed costs of $143.2 million and increased poultry sales volume contributed $78.2 million to the increase in cost of sales. The increased freight and storage costs contributed $77.2 million mainly due to driver shortages and the impact of new federal regulations. The increased grower costs contributed $51.8 million to the increase in cost of sales, mainly due to increased grower pay rates, feed delivery costs and utility costs. Other factors affecting U.S. cost of sales were individually immaterial.

(b)
Cost of sales incurred by the U.K. and Europe operations during 2018 increased $169.7 million, or 9.4%, from cost of sales incurred by the U.K. and Europe operations during 2017 primarily because of increased sales volume and a $74.3 million increase in feed ingredient and raw material costs. U.K. and Europe cost of sales also increased because of a $68.0 million increase in payroll costs resulting from an increase in minimum wage and a $25.1 million increase in freight and storage costs. Other factors affecting cost of sales were individually immaterial.

(c)
Cost of sales incurred by the Mexico operations during 2018 increased $67.0 million, or 5.9%, from cost of sales incurred by the Mexico operations during 2017 primarily because of increased sales volume and increased cost per pound with a $34.7 million increase in feed costs. Mexico cost of sales also increased because of a $14.1 million increase in grower costs, a $10.4 million increase in freight costs, a $4.0 million increase in natural gas costs, a $4.0 million increase in transportation costs and a $2.0 million increase in employee relations costs. Other factors affecting cost of sales were individually immaterial.

(d)
Our Consolidated and Combined Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

Operating income. Operating income decreased $576.6 million, or 53.8%, from $1.1 billion generated for 2017 to $495.7 million generated for 2018. The following tables provide operating income information:

		Change from 2017		Percent of Net Sales
Components of operating income	2018	Amount	Percent	2018	2017
	(In thousands, except percent data)
Gross profit	$843,476	$(628,138)	(42.7)%	7.7%	13.7%
SG&A expenses	343,025	(46,492)	(11.9)%	3.1%	3.6%
Administrative restructuring charges	4,765	(5,010)	(51.3)%	—%	0.1%
Operating income	$495,686	$(576,636)	(53.8)%	4.5%	10.0%

		Change from 2017
Source of operating income	2018	Amount	Percent
	(In thousands, except percent data)
U.S.	$291,381	$(550,111)	(65.4)%
U.K. and Europe	84,524	7,419	9.6%
Mexico	119,649	(33,982)	(22.1)%
Elimination	132	38	40.4%
Total operating income	$495,686	$(576,636)	(53.8)%

Sources of SG&A expenses	2018	Change from 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$222,361	$(22,700)	(9.3)%
U.K. and Europe(b)	83,679	(25,880)	(23.6)%
Mexico(c)	36,985	2,088	6.0%
Total SG&A expense	$343,025	$(46,492)	(11.9)%

Sources of administrative restructuring charges	2018	Change from 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.(d)	$2,140	$(6,119)	(74.1)%
U.K. and Europe(e)	2,625	1,109	73.2%
Total administrative restructuring charges	$4,765	$(5,010)	(51.3)%

(a)
SG&A expense incurred by the U.S. operations during 2018 decreased $22.7 million, or 9.3%, from SG&A expense incurred by the U.S. operations during 2017 primarily because of an $18.4 million decrease in transaction costs associated with the Moy Park acquisition and a $17.9 million decrease in benefit expenses, partially offset by an increase in legal fees of $9.5 million related to pending litigation and a $7.2 million increase in payroll expenses. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by the U.K. and Europe operations during 2018 decreased $25.9 million, or 23.6%, from SG&A expense incurred by the U.K. and Europe operations during 2017 primarily because of a $10.6 million decrease in payroll expenses, a $7.2 million decrease in storage expenses, a $4.0 million decrease in pallet expenses, a $3.8 million decrease in management fees charged for administrative functions shared with JBS S.A. and a $2.3 million decrease in vehicle expenses. These decreases to SG&A expense were partially offset by a $2.6 million increase in expenses related to severance. Other factors affecting SG&A expense were individually immaterial.

(c)
SG&A expense incurred by the Mexico operations during 2018 increased $2.1 million, or 6.0%, from SG&A expense incurred by the Mexico operations during 2017 primarily because of a $1.8 million increase in employee relations expenses and a $1.4 million increase in media marketing expenses. These increases to SG&A expense were partially offset by a $1.1 million decrease in the loss from sale of assets. Other factors affecting SG&A expense were individually immaterial.

(d)
Administrative restructuring charges incurred by the U.S. operations during 2018 decreased $6.1 million, or 74.1%, from administrative restructuring charges incurred during 2017. Administrative restructuring charges incurred by the U.S. segment during 2018 included severance costs totaling $1.0 million related to GNP, facility closure costs totaling $0.5 million related to the Luverne, Minnesota facility and severance, asset and impairment and lease obligations costs totaling $0.7 million that resulted from the termination of the 40 North Foods operation. Administrative restructuring charges incurred by the U.S. segment during 2017 included asset impairment costs of $3.5 million related to the Athens, Alabama facility, severance costs of $2.6 million related to GNP, the elimination of prepaid costs totaling $0.7 million related to obsolete software assumed in the GNP acquisition, and facility closure costs totaling $0.9 million related to the Luverne, Minnesota facility.

(e)
Administrative restructuring charges incurred by the U.K. and Europe operations during 2018 increased $1.1 million, or 73.2%, from administrative restructuring charges incurred during 2017. During 2018, administrative restructuring charges represented impairment costs of $2.6 million related to Rose Energy Ltd. During 2017, administrative restructuring charges represented impairment costs of $1.5 million related to to a property in Dublin, Ireland.

Interest expense. Consolidated and combined interest expense increased 51.9% to $162.8 million in 2018 from $107.2 million in 2017, primarily because of an increase in the weighted average interest rate to 5.20% in 2018 from 4.54% in 2017 and an increase in average borrowings of $2.5 billion in 2018 from $2.0 billion in 2017. As a percent of net sales, interest expense in 2018 and 2017 was 1.5% and 1.0%, respectively.
Income taxes. Our consolidated and combined income tax expense in 2018 was $85.4 million, compared to income tax expense of $263.9 million in 2017. The decrease in income tax expense in 2018 resulted from a decrease in pre-tax income during 2018.
2017 Compared to 2016

Net sales. Net sales for 2017 increased $889.3 million, or 9.0%, from 2016. The following table provides additional information regarding net sales:

		Change from 2016
Source of net sales	2017	Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$7,443,222	$771,819	11.6%
U.K. and Europe(b)	1,996,319	48,878	2.5%
Mexico(c)	1,328,322	68,602	5.4%
Total net sales	$10,767,863	$889,299	9.0%

(a)
U.S. net sales generated in 2017 increased $771.8 million, or 11.6%, from U.S. net sales generated in 2016 primarily because of net sales generated by the acquired GNP operations and an increase in net sales per pound experienced by our existing customers, partially offset by a decrease in sales volume. The impact of the acquired GNP business contributed $433.9 million, or 6.5 percentage points, to the increase in net sales. Higher net sales per pound, which resulted primarily from higher market prices, contributed $533.0 million, or 8.0 percentage points, to the net sales increase. Decreased sales volume, which resulted from the unfavorable impact that ongoing operational improvements in one of our prepared foods facilities had on production, the conversion of our Sanford, North Carolina facility to an organic operation, as well as more deboning of leg quarters in several of our facilities, offset the overall net sales increase by $195.2 million, or 2.9 percentage points. Included in U.S. sales generated during 2017 and 2016 were sales to JBS USA Food Company totaling $15.3 million and $16.5 million, respectively.

(b)
U.K. and Europe sales generated in 2017 increased $48.9 million, or 2.5%, from U.K. and Europe sales generated in 2016, primarily because of an increase in sales volume and an increase in net sales per pound, partially offset by the impact of foreign currency translation. The increase in sales volume contributed $80.5 million, or 4.1 percentage points, to the increase in U.K. and Europe net sales. The increase in net sales per pound contributed $151.6 million, or 7.8 percentage points, to the increase in U.K. and Europe net sales. The increase to net sales was partially offset by the impact of foreign currency translation, which reduced U.K. and Europe net sales by $183.3 million, or 9.4 percentage points. Other factors affecting the increase in U.K. and Europe net sales were individually immaterial.

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

Gross profit. Gross profit increased by $367.6 million, or 33.3%, from $1.1 billion generated in 2016 to $1.5 billion generated in 2017. The following tables provide gross profit information:

		Change from 2016		Percent of Net Sales
Components of gross profit	2017	Amount	Percent	2017	2016
	(In thousands, except percent data)
Net sales	$10,767,863	$889,299	9.0%	100.0%	100.0%
Cost of sales	9,296,249	521,668	5.9%	86.3%	88.8%
Gross profit	$1,471,614	$367,631	33.3%	13.7%	11.2%

Sources of gross profit	2017	Change from 2016
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,094,811	$352,726	47.5%
U.K. and Europe	188,180	(1,443)	(0.8)%
Mexico	188,528	16,348	9.5%
Elimination	95	—	—%
Total gross profit	$1,471,614	$367,631	33.3%

Sources of cost of sales	2017	Change from 2016
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$6,348,411	$419,093	7.1%
U.K. and Europe(b)	1,808,139	50,321	2.9%
Mexico(c)	1,139,794	52,254	4.8%
Elimination(d)	(95)	—	—%
Total cost of sales	$9,296,249	$521,668	5.9%

(a)
Cost of sales incurred by our U.S. operations in 2017 increased $419.1 million, or 7.1%, from cost of sales incurred by our U.S. operations in 2016. Cost of sales primarily increased because of costs incurred by the acquired GNP operations and, to a lesser extent, by increases in cost of sales incurred by our existing U.S. operations. Cost of sales incurred by the acquired GNP operations contributed $363.5 million, or 6.2 percentage points, to the increase in U.S. cost of sales. Cost of sales related to the existing U.S. operations increased due to $88.7 million in increased labor costs, $25.7 million in increased chick costs, $19.7 million in increased depreciation, $19.1 million in increased health care costs and $25.7 million in increased freight. These increases were partially offset by associated lower sales volume, a $79.6 million decrease in feed ingredients costs and $20.6 million of commodity derivative gains. Other factors affecting U.S. cost of sales were individually immaterial.

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

(d)
Our Consolidated and Combined Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

Operating income. Operating income increased $280.2 million, or 35.4%, from $792.1 million generated for 2016 to $1.1 billion generated for 2017. The following tables provide operating income information:

		Change from 2016		Percent of Net Sales
Components of operating income	2017	Amount	Percent	2017	2016
	(In thousands, except percent data)
Gross profit	$1,471,614	$367,631	33.3%	13.7%	11.2%
SG&A expenses	389,517	78,685	25.3%	3.6%	3.1%
Administrative restructuring charges	9,775	8,706	814.4%	0.1%	—%
Operating income	$1,072,322	$280,240	35.4%	10.0%	8.1%

		Change from 2016
Source of operating income	2017	Amount	Percent
	(In thousands, except percent data)
U.S.	$841,492	$268,932	47.0%
U.K. and Europe	77,105	(1,467)	(1.9)%
Mexico	153,631	12,775	9.1%
Elimination(f)	94	—	—%
Total operating income	$1,072,322	$280,240	35.4%

Sources of SG&A expenses	2017	Change from 2016
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$245,061	$76,604	45.5%
U.K. and Europe(b)	109,559	(1,492)	(1.3)%
Mexico(c)	34,897	3,573	11.4%
Total SG&A expense	$389,517	$78,685	25.3%

Sources of administrative restructuring charges	2017	Change from 2016
		Amount	Percent
	(In thousands, except percent data)
U.S.(d)	$8,259	$7,190	672.6%
U.K. and Europe(e)	1,516	1,516	100.0%
Total administrative restructuring charges	$9,775	$8,706	814.4%

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

(d)
Administrative restructuring charges incurred by the U.S. operations during 2017 increased $7.2 million, or 672.6%, from administrative restructuring charges incurred during 2016. Administrative restructuring charges incurred by the U.S. segment during 2017 included asset impairment costs of $3.5 million related to the Athens, Alabama facility, severance costs of $2.6 million related to GNP, the elimination of prepaid costs totaling $0.7 million related to obsolete software assumed in the GNP acquisition, and facility closure costs totaling $0.9 million related to the Luverne, Minnesota facility. Administrative restructuring charges incurred by the U.S. operations during 2016 represented impairment costs of $0.8 million related to assets held for sale in Texas and impairment costs of $0.3 million related to the sale of an asset in Louisiana.

(e)
Administrative restructuring charges incurred by the U.K. and Europe operations during 2017 increased $1.5 million, or 100.0%, from administrative restructuring charges incurred during 2016. During 2017, administrative restructuring charges represented impairment costs of $1.5 million related to to a property in Dublin, Ireland.

(f)
Our Consolidated and Combined Financial Statements include the accounts of both our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

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
Income taxes. Our consolidated income tax expense in 2017 was $263.9 million, compared to income tax expense of $243.9 million in 2016. The increase in income tax expense in 2017 resulted from an increase in pre-tax income during 2017, partially offset by the recognition of a future reduction in the U.S. tax rate during 2017.
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of December 30, 2018:

Source of Liquidity(a)	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$338.4
Debt facilities:
U.S. Credit Facility(a)	750.0	41.6	708.4
2018 Mexico Credit Facility(b)	76.3	—	76.3
U.K. and Europe Credit Facilities(c)	138.4	2.2	136.2

(a)	Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at December 30, 2018 totaled $41.6 million.

(b)
As of December 30, 2018, the U.S. dollar-equivalent of the amount available under the 2018 Mexican Credit Facility (as described below) was $76.3 million. The 2018 Mexican Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.

(c)	The U.K. and Europe Credit Facilities provide for loan commitments of £100.0 million (or $127.0 million U.S. dollar-equivalent) and €10.0 million (or $11.4 million U.S. dollar-equivalent).
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
On September 29, 2017, we completed a sale of $600.0 million aggregate principal amount of its 5.875% senior notes due 2027. On March 7, 2018, we completed an add-on offering of $250.0 million of these senior notes (together with the senior notes issued in September 2017, the “Senior Notes due 2027”). The issuance price of this add-on offering was 97.25%, which created gross proceeds of $243.1 million. The $6.9 million discount will be amortized over the remaining life of the Senior Notes due 2027. Each issuance of the Senior Notes due 2027 is treated as a single class for all purposes under the 2017 Indenture (defined below) and have the same terms.
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
The Senior Notes due 2025 and the Senior Notes due 2027 are each guaranteed on a senior unsecured basis by our guarantor subsidiary. In addition, any of our other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2025 and the Senior Notes due 2027. The Senior Notes due 2025 and the Senior Notes due 2027 and related guarantees are unsecured senior obligations of our company and our guarantor subsidiary and rank equally with all of our and our guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes due 2025, the 2015 Indenture, the Senior Notes due 2027 and the 2017 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2025 and the Senior Notes due 2027, respectively, when due, among others.
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
On May 29, 2018, Moy Park (Bondco) plc redeemed all remaining Moy Park Senior Notes outstanding at the redemption price equal to 101.56% of the principal amount, plus accrued and unpaid interest. The aggregate principal amount of the Moy Park Senior Notes redeemed on May 29, 2018 was £65.7 million. As of December 30, 2018, there are no Moy Park Senior Notes outstanding.
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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require us to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of December 30, 2018, we had Term Loans outstanding totaling $500.0 million and the amount available for borrowing under the revolving loan commitment was $708.4 million. We had letters of credit of $41.6 million and no borrowings outstanding under the revolving loan commitment as of December 30, 2018.
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
All obligations under the U.S. Credit Facility continue to be unconditionally guaranteed by certain of our subsidiaries and continue to be secured by a first priority lien on (i) the accounts receivable and inventory of our company and our non-Mexico subsidiaries, (ii) 100% of the equity interests in our domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in its direct foreign subsidiaries and (iii) substantially all of the assets of us and the guarantors under the U.S. Credit Facility. We are currently in compliance with the covenants under the U.S. Credit Facility.
Mexico Credit Facility
On December 14, 2018, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “2018 Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the 2018 Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. The U.S. dollar-equivalent of the loan commitment under the 2018 Mexico Credit Facility is $76.3 million. Outstanding borrowings under the 2018 Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.50%. The 2018 Mexico Credit Facility contains covenants and defaults that we believe are customary for transactions of this type. The 2018 Mexico Credit Facility will be used for general corporate and working capital purposes. The 2018 Mexico Credit Facility will mature on December 14, 2023.

The 2018 Mexico Credit Facility replaced the unsecured credit agreement (the “2016 Mexico Credit Facility”) between certain of our Mexican subsidiaries and BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender, dated September 27, 2016. The 2016 Mexico Credit Facility was terminated on December 19, 2018.
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement matures on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (i) LIBOR or, in relation to any loan in euros, EURIBOR, plus (ii) a margin, ranging from1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of December 30, 2018, the U.S. dollar-equivalent loan commitment and borrowing availability were both $127.0 million. There were no outstanding borrowings under the Bank of Ireland Facility Agreement as of December 30, 2018.
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
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was decreased by 50 percent in June 2018. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus 0.80%. As of December 30, 2018, the U.S. dollar-equivalent loan commitment, borrowing availability, and outstanding borrowings under the Invoice Discounting Facility were $11.4 million, $9.2 million and $2.2 million, respectively.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
Moy Park Credit Agricole Bank Overdraft
On December 3, 2018, Moy Park entered into an unsecured €0.5 million bank overdraft agreement (the “Overdraft Agreement”) with Credit Agricole. The Overdraft Agreement is payable on demand and can be cancelled anytime by us or Credit Agricole. Outstanding borrowings under the Overdraft Agreement bear interest at a per annum rate equal to EURIBOR plus 1.50%. As of December 30, 2018, the U.S. dollar-equivalent outstanding borrowing under the Overdraft Agreement was less than $0.1 million.
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
Off-Balance Sheet Arrangements
We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $55.9 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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
Capital Expenditures
We anticipate spending between $260 million and $280 million on the acquisition of property, plant and equipment in 2019. Capital expenditures will primarily be incurred to improve efficiencies and reduce costs. We expect to fund these capital expenditures with cash flow from operations and proceeds from the revolving lines of credit under our various debt facilities.
Contractual Obligations
In addition to our debt commitments at December 30, 2018, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 30, 2018, under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,352,684	$27,684	$50,000	$425,000	$1,850,000
Interest(c)	902,861	125,747	248,884	242,230	286,000
Capital leases	4,043	2,971	1,069	3	—
Operating leases	349,654	84,220	117,104	81,693	66,637
Derivative liabilities	11,440	11,440	—	—	—
Purchase obligations(d)	440,438	433,778	6,660	—	—
Total	$4,061,120	$685,840	$423,717	$748,926	$2,202,637

(a)
The total amount of unrecognized tax benefits at December 30, 2018 was $12.4 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $41.6 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of December 30, 2018.

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
Historical Flow of Funds
Calendar Year 2018
Cash provided by operating activities was $491.7 million during 2018. The cash flows provided by operating activities resulted primarily from net income of $246.8 million, net noncash expenses of $348.1 million, a change in accounts payable, accrued expenses and other current liabilities of $86.8 million and a change in inventories of $83.2 million. These cash flows were partially offset by the use of $248.5 million in cash related to income taxes, the use of $11.6 million in cash related to prepaid expenses and other current assets, the use of $10.9 million in cash related to trade accounts and other receivables and the use of $6.8 million in cash related to long-term pension and other postretirement obligations.
Accounts payable and accrued expenses, including accounts payable to related parties, had proceeds of $86.8 million related to operating activities during 2018. This change resulted primarily from the timing of payments.
The change in inventories represented a $83.2 million source of cash related to operating activities during 2018. The change in cash related to a decrease in our finished products inventory.
Trade accounts and other receivables, including accounts receivable from related parties, used cash of $10.9 million related to operating activities during 2018. This change is primarily due to customer payment timing.
Prepaid expenses and other current assets had uses of cash of $11.6 million related to operating activities during 2018. This change resulted primarily from a net increase in both commodity derivatives and value-added tax receivables.
Income taxes, which includes income taxes receivables, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions and the tax components within accumulated other comprehensive loss, had proceeds of cash of $248.5 million. This change resulted primarily from the timing of estimated tax payments.
Net non-cash expenses provided $348.1 million in operating cash flows during 2018. Net non-cash expense items increased primarily because of $279.7 million related to depreciation and amortization, $32.5 million related to deferred income tax expense, noncash loss on early extinguishment of debt of $15.8 million, share-based compensation of $13.2 million, and foreign currency transaction loss related to borrowing arrangements of $5.3 million.
Cash used in investing activities was $338.9 million during 2018. Cash used to acquire property, plant and equipment totaled $348.7 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs. Capital expenditures for 2018 could not exceed $500.0 million under the terms of our U.S. credit facility. Cash proceeds generated from property disposals for the period totaled $9.8 million.
Cash used in financing activities was $384.2 million during 2018. Cash proceeds from long-term debt totaled $748.4 million, cash proceeds from equity contributions under a tax sharing agreement with JBS USA Food Company Holdings totaled $5.6 million and capital contributions to subsidiary by noncontrolling stockholders totaled $1.4 million. These sources of cash were offset by $1.1 billion in cash used for payments on revolving lines of credit, long-term borrowings and capital lease obligations, $12.6 million in cash used to pay capitalized loan costs, $9.8 million in cash used for payments relating to early extinguishment of debt and $0.2 million in cash used to purchase common stock under the share repurchase program.
Calendar Year 2017
Cash provided by operating activities was $801.3 million during 2017. The cash flows provided by operating activities were primarily from net income of $718.2 million, net noncash expenses of $233.9 million and changes in income taxes of $188.1 million. These cash flows were partially offset by the use of $207.4 million in cash related to inventories, the use of $82.2 million in cash related to trade accounts and other receivables, deferred income tax benefit of $50.0 million and the use of $22.8 million in cash related to accounts payable, accrued expenses and other current liabilities.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented an $82.2 million use of cash related to operating activities for 2017. This change is primarily due to customer payment timing.
The change in inventories represented a $207.4 million use of cash related to operating activities for 2017. This change in cash related to inventories was primarily due to increases in our live chicken and finished chicken products and inventories related to the GNP acquisition.
The change in prepaid expenses and other current assets represented a $14.8 million use of cash related to operating activities for 2017. This change resulted primarily from a net increase in value-added tax receivables, as well as increases in prepaid expenses and other current assets related to the GNP acquisition.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $22.8 million use of cash related to operating activities for 2017. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $188.1 million source of cash related to operating activities for 2017. This change resulted primarily from the timing of estimated tax payments.
Net non-cash expenses provided $233.9 million in cash related to operating activities for 2017. Net non-cash expense items included depreciation and amortization of $277.8 million, partially offset by a deferred income tax benefit of $50.0 million.
Cash used in investing activities totaled $992.1 million during 2017. Cash used to acquire GNP, net of cash acquired, totaled $658.5 million and cash used to acquire property, plant and equipment totaled $339.9 million. Capital expenditures were primarily incurred to improve operational efficiencies, reduce costs and tailor processes to meet specific customer needs in order to further solidify our competitive advantages. Capital expenditures for 2017 could not exceed $500.0 million under the terms of our U.S. credit facility. Cash proceeds from property disposals and from settlement of life insurance totaled $4.5 million and $1.8 million, respectively.
Cash proceeds from financing activities totaled $466.4 million during 2017. Cash proceeds from long-term debt totaled $1.9 billion and cash proceeds from equity contributions under the Tax Sharing Agreement with JBS USA Food Company Holdings totaled $5.0 million. These sources of cash were offset by the $753.5 million in cash used for the payment of note payable to affiliate, the $628.7 million repayment of long-term debt, $14.6 million used for the purchase of common stock under a share repurchase program and for the payment of capitalized loan costs totaling $13.6 million.
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
Recent Accounting Pronouncements Not Yet Adopted as of December 30, 2018
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), along with several updates, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity may elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or the beginning of the period of adoption using a cumulative-effect adjustment approach. The provisions of the new guidance will be effective as of the beginning of our 2019 fiscal year. We will adopt the new standard as of December 31, 2018, the beginning of our 2019 fiscal year and recognize and measure leases at the beginning of the period of adoption. We will elect the package of practical expedients available under the transition guidance which, among other things, allows the carry-forward of historical lease classification. We will make an accounting policy election to not apply the new guidance to leases with a term of 12 months or less and will recognize those payments in the Consolidated Statement of Income on a straight-line basis over the lease term. We have implemented a system solution for administering our leases and facilitating compliance with the new guidance. Adoption of the standard will have a material impact on our Consolidated Balance Sheet as a result of the increase in assets and liabilities from recognition of right-of-use assets and lease liabilities. However, we do not believe the standard will have a material impact on our Consolidated Statement of Income.

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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, an accounting standard update that simplifies the application of hedge accounting guidance in current GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Among the simplification updates, the standard eliminates the requirement in current GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The standard requires the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The standard is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is permitted. We have elected to adopt this standard as of December 31, 2018, the beginning of our 2019 fiscal year. We do not expect the initial adoption of this guidance did not have a material impact on our financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, an accounting standard update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. We will need to decide whether to reclassify the stranded tax effects associated with the U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. If we choose to reclassify we will need to calculate the amount of the reclassification and prepare the related disclosures. We have elected to adopt this standard as of December 31, 2018, the beginning of our 2019 fiscal year. We do not expect the initial adoption of this guidance did not have a material impact on our financial statements.
In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, an accounting standard update to improve non-employee share-based payment accounting. The accounting standard update more closely aligns the accounting for employee and non-employee share based payments. The accounting standards update is effective as of the beginning of our 2019 calendar year with early adoption permitted. We have elected to adopt this standard as of December 31, 2018, the beginning of our 2019 fiscal year. We do not expect the initial adoption of this guidance did not have a material impact on our financial statements.
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
Critical Accounting Policies and Estimates
General. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory, goodwill and other intangible assets, litigation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition. The vast majority of our revenue is derived from contracts which are based upon a customer ordering our products. While there may be master agreements, the contract is only established when the customer’s order is accepted by us. We account for a contract, which may be verbal or written, when it is approved and committed by both parties, the rights of the parties are identified along with payment terms, the contract has commercial substance and collectability is probable.
We evaluate the transaction for distinct performance obligations, which are the sale of our products to customers. Since our products are commodity market-priced, the sales price is representative of the observable, standalone selling price. Each performance obligation is recognized based upon a pattern of recognition that reflects the transfer of control to the customer at a point in time, which is upon destination (customer location or port of destination) and faithfully depicts the transfer of control and recognition of revenue. There are instances of customer pick-up at our facilities, in which case control transfers to the customer at that point and we recognize revenue. Our performance obligations are typically fulfilled within days to weeks of the acceptance of the order.
We make judgments regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from revenue and cash flows with customers. Determination of a contract requires evaluation and judgment along with the estimation of the total contract value and if any of the contract value is constrained. Due to the nature of our business, there is minimal variable consideration, as the contract is established at the acceptance of the order from the customer. When applicable, variable consideration is estimated at contract inception and updated on a regular basis until the contract is completed. Allocating the transaction price to a specific performance obligation based upon the relative standalone selling prices includes estimating the standalone selling prices including discounts and variable consideration.
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
Goodwill and Other Intangibles, net. Goodwill represents the excess of the aggregate purchase price over the fair value of the net identifiable assets acquired in a business combination. Identified intangible assets represent trade names, customer relationships and non-compete agreements arising from acquisitions that are recorded at fair value as of the date acquired less accumulated amortization, if any. We use various market valuation techniques to determine the fair value of its identified intangible assets.
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine if an indication of impairment exists for a reporting unit. If management determines there is an indication that the carrying amount of reporting unit goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of goodwill impairment in any of its reporting units as of December 30, 2018. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine if an indication of impairment exists. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, and quantitative analysis is performed. Management performed a qualitative analysis noting no indications of impairment for any of its indefinite-lived intangible assets as of December 30, 2018.
Identifiable intangible assets with definite lives, such as customer relationships, non-compete agreements and trade names that we expect to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from three to 20 years for trade names and non-compete agreements and 5 to 16 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the fifty-two weeks ended December 30, 2018 and fifty-three weeks ended December 31, 2017.
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
Income Taxes. We follow provisions under ASC No. 740-10-30-27 in the Expenses-Income Taxes topic with regard to members of a group that file a consolidated tax return but issue separate financial statements. We file our own U.S. federal tax return, but we are included in certain state unitary returns with JBS USA Holdings. Our income tax expense is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. For the unitary states, we have an obligation to make tax payments to JBS USA Holdings for our share of the unitary taxable income, which is included in taxes payable in our Consolidated Balance Sheets. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date. We recognize potential interest and penalties related to income tax positions as a part of the income tax provision.
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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of December 30, 2018 and December 31, 2017. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during 2018 and 2017, such a change would have resulted in a change to cost of sales of approximately $304.0 million and $279.7 million, respectively, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredients inventories at December 30, 2018 and December 31, 2017 would be $11.6 million and $14.6 million, respectively, excluding any potential impact on the production costs of our chicken inventories.

We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% increase in corn, soybean meal, and soybean oil prices on December 30, 2018 and December 31, 2017 would have resulted in an increase of approximately $2.1 million and $0.5 million, respectively, in the fair value of our net commodity derivative position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 21.3% and 34.7% of our total debt at December 30, 2018 and December 31, 2017, respectively. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.1 million and $0.6 million in 2018 and 2017, respectively.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $12.9 million and $10.2 million as of December 30, 2018 and December 31, 2017, respectively.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange losses, representing the change in the U.S. dollar value of the net monetary assets in 2018 and net monetary liability in 2016 of our Mexican subsidiaries denominated in Mexican pesos, were $15.9 million and $3.9 million, respectively. Foreign currency exchange gains, representing the change in the U.S. dollar value of the net monetary assets in 2017 of our Mexican subsidiaries was $2.7 million in 2017. The average exchange rates for 2018, 2017, and 2016 were 19.22 Mexican pesos to 1 U.S. dollar, 18.93 Mexican pesos to 1 U.S. dollar, and 18.64 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of December 30, 2018 and December 31, 2017. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico operations at December 30, 2018 and December 31, 2017, such a change would have resulted in an increase in foreign currency transaction loss recognized in 2018 and 2017 of approximately $2.1 million and $3.7 million, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
Additionally, we are exposed to foreign exchange-related variability of investments and earnings from our foreign investments in Europe (including the U.K.). Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At December 30, 2018 and December 31, 2017, our U.K. and Europe segment had net assets of approximately $2.0 billion and $2.2 billion, respectively, denominated in British pounds, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% adverse change in exchange rates would have caused a reduction of $198.7 million and $222.8 million to our net assets for December 30, 2018 and December 31, 2017, respectively.
At December 30, 2018 and December 31, 2017, we had foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $35.0 million and $38.0 million, respectively, to hedge a portion of our investments in Europe (including the U.K.). On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound by 10% would have resulted in a $2.6 million and $3.0 million negative change in our cash flow on settlement for December 30, 2018 and December 31, 2017, respectively. A weakening of the U.S. dollar against the euro by 10% would result in a $0.9 million and $0.8 million negative change in our cash flows on settlement for December 30, 2018 and December 31, 2017, respectively. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation (the Company) as of December 30, 2018 and December 31, 2017, the related consolidated and combined statements of income, comprehensive income, stockholders’ equity, and cash flows for the fifty-two weeks ended December 30, 2018, the fifty-three weeks ended December 31, 2017, and the fifty-two weeks ended December 25, 2016, and the related notes and financial statement schedule II (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for the fifty-two weeks ended December 30, 2018, the fifty-three weeks ended December 31, 2017, and the fifty-two weeks ended December 25, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated and combined financial statements, the Company has changed its method of accounting for revenue in the fifty-two weeks ended December 30, 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers.
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

Denver, Colorado
February 13, 2019

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 30, 2018	December 31, 2017
	(In thousands, except share and par value data)
Cash and cash equivalents	$338,386	$581,510
Restricted cash and cash equivalents	23,192	8,021
Trade accounts and other receivables, less allowance for doubtful accounts	561,549	565,478
Accounts receivable from related parties	1,331	2,951
Inventories	1,159,519	1,255,070
Income taxes receivable	38,479	—
Prepaid expenses and other current assets	112,023	102,550
Assets held for sale	178	708
Total current assets	2,234,657	2,516,288
Deferred tax assets	4,248	—
Other long-lived assets	16,717	18,165
Identified intangible assets, net	564,128	617,163
Goodwill	949,750	1,001,889
Property, plant and equipment, net	2,161,702	2,095,147
Total assets	$5,931,202	$6,248,652

Accounts payable	$830,059	$733,027
Accounts payable to related parties	7,269	2,889
Revenue contract liability	33,328	36,607
Accrued expenses and other current liabilities	386,941	410,152
Income taxes payable	8,221	222,073
Current maturities of long-term debt	30,405	47,775
Total current liabilities	1,296,223	1,452,523
Long-term debt, less current maturities	2,295,190	2,635,617
Noncurrent income taxes payable	7,731	—
Deferred tax liabilities	237,422	208,492
Other long-term liabilities	75,051	96,359
Total liabilities	3,911,617	4,392,991

Commitments and contingencies

Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized; 260,396,032 and 260,167,881 shares issued at year-end 2018 and year-end 2017, respectively; 248,965,081 and 248,752,508 shares outstanding at year-end 2018 and year-end 2017, respectively	2,604	2,602
Treasury stock, at cost, 11,430,951 shares and 11,415,373 shares at year-end 2018 and year-end 2017, respectively	(231,994)	(231,758)
Additional paid-in capital	1,945,136	1,932,509
Retained earnings	421,888	173,943
Accumulated other comprehensive loss	(127,834)	(31,140)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,009,800	1,846,156
Noncontrolling interest	9,785	9,505
Total stockholders’ equity	2,019,585	1,855,661
Total liabilities and stockholders’ equity	$5,931,202	$6,248,652
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Three Weeks Ended December 31, 2017	Fifty-Two Weeks Ended December 25, 2016
	(In thousands, except per share data)
Net sales	$10,937,784	$10,767,863	$9,878,564
Cost of sales	10,094,308	9,296,249	8,774,581
Gross profit	843,476	1,471,614	1,103,983
Selling, general and administrative expense	343,025	389,517	310,832
Administrative restructuring charges	4,765	9,775	1,069
Operating income	495,686	1,072,322	792,082
Interest expense, net of capitalized interest	162,812	107,183	75,636
Interest income	(13,811)	(7,730)	(2,301)
Foreign currency transaction losses (gains)	17,160	(2,659)	4,055
Miscellaneous, net	(2,702)	(6,538)	(9,344)
Income before income taxes	332,227	982,066	724,036
Income tax expense	85,423	263,899	243,919
Net income	246,804	718,167	480,117
Less: Net income from Granite Holdings Sàrl prior to acquisition by Pilgrim’s Pride Corporation	—	23,486	40,388
Less: Net income (loss) attributable to noncontrolling interest	(1,141)	102	(803)
Net income attributable to Pilgrim’s Pride Corporation	$247,945	$694,579	$440,532

Weighted average shares of common stock outstanding:
Basic	248,945	248,738	253,669
Effect of dilutive common stock equivalents	204	233	457
Diluted	249,149	248,971	254,126

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$1.00	$2.79	$1.74
Diluted	$1.00	$2.79	$1.73
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Three Weeks Ended December 31, 2017	Fifty-Two Weeks Ended December 25, 2016
	(In thousands)
Net income	$246,804	$718,167	$480,117
Other comprehensive loss:
Foreign currency translation adjustment
Gains (losses) arising during the period	(99,475)	100,081	(233,232)
Income tax effect	1,624	3,137	—
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	817	60	(151)
Reclassification to net earnings for losses (gains) realized	348	(639)	311
Available-for-sale securities
Gains arising during the period	1,146	132	443
Income tax effect	(279)	(50)	(167)
Reclassification to net earnings for gains realized	(1,118)	(34)	(552)
Income tax effect	272	13	209
Defined benefit plans
Losses realized during the period	(1,242)	(8,738)	(9,085)
Income tax effect	303	968	3,429
Reclassification to net earnings of losses realized	1,203	932	659
Income tax effect	(293)	(353)	(249)
Total other comprehensive income (loss), net of tax	(96,694)	95,509	(238,385)
Comprehensive income	150,110	813,676	241,732
Less: Comprehensive income (loss) for Granite Holdings Sàrl prior to acquisition by Pilgrim's Pride Corporation	—	88,050	(192,684)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,141)	102	(803)
Comprehensive income attributable to Pilgrim's Pride Corporation	$151,251	$725,524	$435,219
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 27, 2015	272,685	$307,288	(4,862)	$(99,233)	$3,090,390	$(548,920)	$(91,473)	$1,823	$2,659,875
Comprehensive income:
Net income (loss)	—	—	—	—	—	480,920	—	(803)	480,117
Other comprehensive loss, net of tax expense of $3,222	—	—	—	—	—	—	(238,385)	—	(238,385)
Capital contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim's Pride Corporation (the "TSA")	—	—	—	—	5,039	—	—	—	5,039
Share-based compensation plans:
Requisite Service Period Recognition	—	—	—	—	6,102	—	—	—	6,102
Common stock purchased under share repurchase program	—	—	(5,774)	(117,884)	—	—	—	—	(117,884)
Capital contributions to subsidiary by noncontrolling participants	—	—	—	—	—	—	—	7,252	7,252
Common stock purchased from retirement plan participants	(3)	—	—	—	(73)	—	—	—	(73)
Dividend paid by Granite Holdings Sàrl to JBS S.A.	—	—	—	—	—	(14,870)	—	—	(14,870)
Special cash dividend	—	—	—	—	—	(699,915)	—	—	(699,915)
Other	—	—	—	—	(1,126)	—	—	—	(1,126)
Balance at December 25, 2016	272,682	$307,288	(10,636)	$(217,117)	$3,100,332	$(782,785)	$(329,858)	$8,272	$2,086,132
Comprehensive income:
Net income	—	—	—	—	—	718,065	—	102	718,167
Other comprehensive income, net of tax expense of $3,715	—	—	—	—	—	—	95,509	—	95,509
Capital contribution under TSA	—	—	—	—	5,558	—	—	—	5,558
Share-based compensation plans:
Common stock issued under compensation plans	486	5	—	—	(5)	—	—	—	—
Requisite service period recognition	—	—	—	—	3,019	—	—	—	3,019
Common stock purchased under share repurchase program	—	—	(780)	(14,641)	—	—	—	—	(14,641)
Deemed equity contribution resulting from the transfer of Granite Holdings Sàrl net assets from JBS S.A. to Pilgrim's Pride Corporation in a common-control transaction	—	—	—	—	237,195	—	—	—	237,195
Transfer of Granite Holdings Sàrl to Pilgrim's from JBS S.A.	(13,000)	(304,691)	—	—	(1,413,590)	238,663	203,209	1,131	(1,275,278)
Balance at December 31, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,932,509	$173,943	$(31,140)	$9,505	$1,855,661
Comprehensive income:
Net income (loss)	—	—	—	—	—	247,945	—	(1,141)	246,804
Other comprehensive loss, net of tax benefit of $1,627	—	—	—	—	—	—	(96,694)	—	(96,694)
Capital distribution under the TSA	—	—	—	—	(524)	—	—	—	(524)
Share-based compensation plans:
Common stock issued under compensation plans	228	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	13,153	—	—	—	13,153
Common stock purchased under share repurchase program	—	—	(15)	(236)	—	—	—	—	(236)
Capital contribution to subsidiary by noncontrolling interest	—	—	—	—	—	—	—	1,421	1,421
Balance at December 30, 2018	260,396	$2,604	(11,431)	$(231,994)	$1,945,136	$421,888	$(127,834)	$9,785	$2,019,585
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended December 30, 2018	Fifty-Three Weeks Ended December 31, 2017	Fifty-Two Weeks Ended December 25, 2016
	(In thousands)
Cash flows from operating activities:
Net income	$246,804	$718,167	$480,117
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	279,657	277,792	231,708
Asset impairment	3,504	5,156	790
Foreign currency transaction losses (gains) related to borrowing arrangements	5,267	(1,387)	—
Loss on early extinguishment of debt recognized as a component of interest expense	15,818	—	—
Amortization of bond premium	(668)	(180)	—
Accretion of bond discount	812	—	—
Gain on property disposals	(1,889)	(506)	(8,914)
Loss (gain) on equity method investments	(63)	(59)	452
Share-based compensation	13,153	3,020	6,102
Deferred income tax expense (benefit)	32,540	(49,963)	(5,034)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(10,918)	(82,169)	(32,428)
Inventories	83,174	(207,399)	(33,083)
Prepaid expenses and other current assets	(11,612)	(14,827)	19,270
Accounts payable and accrued expenses	86,834	(22,827)	75,893
Income taxes	(248,470)	188,120	75,238
Long-term pension and other postretirement obligations	(6,751)	(10,864)	(10,165)
Other	4,458	(753)	(4,584)
Cash provided by operating activities	491,650	801,321	795,362
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(348,666)	(339,872)	(340,960)
Proceeds from property disposals	9,775	4,475	13,375
Purchase of acquired business, net of cash acquired	—	(658,520)	—
Proceeds from settlement of life insurance contract	—	1,845	—
Cash used in investing activities	(338,891)	(992,072)	(327,585)
Cash flows from financing activities:
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(1,117,009)	(628,677)	(570,015)
Proceeds from revolving line of credit and long-term borrowings	748,382	1,871,818	593,015
Payment of capitalized loan costs	(12,581)	(13,631)	(693)
Payment on early extinguishment of debt	(9,781)	—	—
Proceeds from capital contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	5,558	5,038	3,690
Capital contributions to subsidiary by noncontrolling stockholders	1,421	—	7,252
Purchase of common stock under share repurchase program	(236)	(14,641)	(117,884)
Payment of note payable to affiliate	—	(753,512)	—
Payment of cash dividend	—	—	(714,785)
Payments on notes payable to bank	—	—	(65,564)
Proceeds from notes payable to bank	—	—	36,838
Purchase of common stock from retirement plan participants	—	—	(73)
Cash provided by (used in) financing activities	(384,246)	466,395	(828,219)
Effect of exchange rate changes on cash and cash equivalents	3,534	16,364	(38,587)
Increase (decrease) in cash and cash equivalents	(227,953)	292,008	(399,029)
Cash and cash equivalents, beginning of period	589,531	297,523	696,552
Cash and cash equivalents, end of period	$361,578	$589,531	$297,523
Supplemental Disclosure Information:
Interest paid (net of amount capitalized)	$154,627	$81,260	$69,857
Income taxes paid	253,932	122,956	161,026
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
    Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken products to approximately 100 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of December 30, 2018, Pilgrim’s had approximately 52,100 employees and the capacity to process more than 45.3 million birds per week for a total of more than 13.4 billion pounds of live chicken annually. Approximately 5,300 contract growers supply poultry for the Company’s operations. As of December 30, 2018, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”) beneficially owned 78.5% of the Company’s outstanding common stock.
Consolidated and Combined Financial Statements
The Company operates on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2018) in the notes to these Consolidated and Combined Financial Statements applies to our fiscal year and not the calendar year.
On September 8, 2017, a subsidiary of the Company acquired 100% of the issued and outstanding shares of Granite Holdings Sàrl and its subsidiaries (together, “Moy Park”) from JBS S.A. in a common-control transaction. Moy Park was acquired by JBS S.A. from an unrelated third party on September 30, 2015. For the period from September 30, 2015 through September 7, 2017, the Consolidated and Combined Financial Statements include the accounts of the Company and its majority-owned subsidiaries combined with the accounts of Moy Park. For the periods subsequent to September 8, 2017, the Consolidated and Combined Financial Statements include the accounts of the Company and its majority-owned subsidiaries, including Moy Park. We eliminate all significant affiliate accounts and transactions upon consolidation.
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

The functional currency of the Company's U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K. and Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company's operations in France and the Netherlands is the euro. For foreign currency-denominated entities other than the Company's Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. For the Company's Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records are reflected in Foreign currency transaction losses (gains) in the Consolidated and Combined Statements of Income.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company or its subsidiaries may use derivatives for the purpose of mitigating exposure to changes in foreign currency exchange rates. Foreign currency transaction gains or losses are reported in the Consolidated and Combined Statements of Income.
During 2017, the Company reported an adjustment resulting from the translation of a British pound-denominated note payable owed to JBS as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheet. The Company designated this note payable as a hedge of its net investment in Moy Park. This adjustment remains in Accumulated other comprehensive loss as of December 30, 2018 and will be reclassified if the Company disposes of its investment in Moy Park.
We made the following reclassification to the Consolidated Balance Sheet presented as of December 31, 2017 in order to conform to the Consolidated Balance Sheet presented as of December 30, 2018:

	December 31, 2017
	As Presented in 2017 Annual Report on Form 10-K	Adjustment Resulting from Adoption of FASB Guidance	As Presented in the Consolidated Balance Sheet
	(In thousands)
Accounts payable	$762,444	$(29,417)	$733,027
Accrued expense and other current liabilities	417,342	(7,190)	410,152
Revenue contract liability	—	36,607	36,607
Revenue Recognition
The vast majority of the Company's revenue is derived from contracts which are based upon a customer ordering its products. While there may be master agreements, the contract is only established when the customer’s order is accepted by the Company. The Company accounts for a contract, which may be verbal or written, when it is approved and committed by both parties, the rights of the parties are identified along with payment terms, the contract has commercial substance and collectability is probable.
The Company evaluates the transaction for distinct performance obligations, which are the sale of its products to customers. Since its products are commodity market-priced, the sales price is representative of the observable, standalone selling price. Each performance obligation is recognized based upon a pattern of recognition that reflects the transfer of control to the customer at a point in time, which is upon destination (customer location or port of destination), and faithfully depicts the transfer of control and recognition of revenue. There are instances of customer pick-up at the Company's facilities, in which case control transfers to the customer at that point and the Company recognizes revenue. The Company's performance obligations are typically fulfilled within days to weeks of the acceptance of the order.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative (“SG&A”) expense and totaled $20.8 million, $18.5 million and $12.3 million for 2018, 2017 and 2016, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $4.0 million, $3.7 million and $3.5 million for 2018, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated and Combined Statements of Cash Flows:

	December 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$338,386	$581,510
Restricted cash	23,192	8,021
Total cash, cash equivalents and restricted cash shown in the Consolidated and Combined Statements of Cash Flows	$361,578	$589,531
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.
Inventories
Live chicken inventories are stated at the lower of cost or net realizable value and breeder hen inventories at the lower of cost, less accumulated amortization, or net realizable value. The costs associated with breeder hen inventories are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (average) or net realizable value.
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
Generally, the Company performs an evaluation of whether any lower of cost or net realizable value adjustments are required at the country level based on a number of factors, including: (i) pools of related inventory, (ii) product continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine if an indication of impairment exists for a reporting unit. If management determines there is an indication that the carrying amount of reporting unit goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of goodwill impairment in any of its reporting units as of December 30, 2018. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine if an indication of impairment exists. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of impairment for any of its indefinite-lived intangible assets as of December 30, 2018.
Identifiable intangible assets with definite lives, such as customer relationships, non-compete agreements and trade names that the Company expects to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from three to 20 years for trade names and non-compete agreements and 5 to 16 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the fifty-two weeks ended December 30, 2018 and fifty-three weeks ended December 31, 2017.
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
Income Taxes

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
The Company deems its earnings from Mexico, Puerto Rico and the United Kingdom as of December 30, 2018 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided. See “Note 12. Income Taxes” to the Consolidated and Combined Financial Statements.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company has generally applied the NPNS exception to its forward physical grain purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Consolidated and Combined Financial Statements at December 30, 2018 and December 31, 2017.
Undesignated contracts may include contracts not designated as a hedge or for which the NPNS exception was not elected, contracts that do not qualify for hedge accounting and derivatives that do not or no longer qualify for the NPNS scope exception. The fair value of these derivatives is recognized in the Consolidated Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of these derivatives are recognized immediately in the Consolidated and Combined Statements of Income within Net sales, Cost of sales or Selling, general and administrative expense, depending on the risk they are intended to mitigate. While management believes these instruments help mitigate various market risks, they are not designated nor accounted for as hedges as a result of the extensive record keeping requirements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We make significant estimates in regard to receivables collectability; inventory valuation; realization of deferred tax assets; valuation of long-lived assets; valuation of contingent liabilities, liabilities subject to compromise and self-insurance liabilities; valuation of pension and other postretirement benefits obligations; and valuation of acquired businesses.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Recent Accounting Pronouncements Not Yet Adopted as of December 30, 2018
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), along with several updates, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity may elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or the beginning of the period of adoption using a cumulative-effect adjustment approach. The provisions of the new guidance will be effective as of the beginning of our 2019 fiscal year. We will adopt the new standard as of December 31, 2018, the beginning of our 2019 fiscal year and recognize and measure leases at the beginning of the period of adoption. We will elect the package of practical expedients available under the transition guidance which, among other things, allows the carry-forward of historical lease classification. We will make an accounting policy election to not apply the new guidance to leases with a term of 12 months or less and will recognize those payments in the Consolidated Statement of Income on a straight-line basis over the lease term. We have implemented a system solution for administering our leases and facilitating compliance with the new guidance. Adoption of the standard will have a material impact on our Consolidated Balance Sheet as a result of the increase in assets and liabilities from recognition of right-of-use assets and lease liabilities. However, we do not believe the standard will have a material impact on our Consolidated Statement of Income.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, an accounting standard update that simplifies the application of hedge accounting guidance in current GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Among the simplification updates, the standard eliminates the requirement in current GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The standard requires the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The standard is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is permitted. We have elected to adopt this standard as of December 31, 2018, the beginning of our 2019 fiscal year. We do not expect the initial adoption of this guidance did not have a material impact on our financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, an accounting standard update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. The Company will need to decide whether to reclassify the stranded tax effects associated with the U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. If the Company chooses to reclassify we will need to calculate the amount of the reclassification and prepare the related disclosures. We have elected to adopt this standard as of December 31, 2018, the beginning of our 2019 fiscal year. We do not expect the initial adoption of this guidance did not have a material impact on our financial statements.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We have elected to adopt this standard as of December 31, 2018, the beginning of our 2019 fiscal year. We do not expect the initial adoption of this guidance did not have a material impact on our financial statements.
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
2. BUSINESS ACQUISITIONS
Moy Park
On September 8, 2017, the Company purchased 100% of the issued and outstanding shares of Moy Park from JBS S.A. for cash of $301.3 million and a note payable to the seller in the amount of £562.5 million. Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With 4 fresh processing plants, 10 prepared foods cook plants, 3 feed mills, 6 hatcheries and 1 rendering facility in Northern Ireland, England, France, and the Netherlands, Moy Park processes 6.1 million birds per seven-day work week, in addition to producing around 462.0 million pounds of prepared foods per year. Its product portfolio comprises fresh and added-value poultry, ready-to-eat meals, breaded and multi-protein frozen foods, vegetarian foods and desserts, supplied to major food retailers and restaurant chains in Europe (including the U.K.). Moy Park has approximately 10,300 employees as of December 30, 2018. The Moy Park operations comprise our U.K. and Europe segment.
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

	Net Sales	Net Income
	(In thousands)
2018	$2,148,666	$52,072
September 8, 2017 through December 31, 2017	722,387	34,039
December 26, 2016 through September 7, 2017	1,273,932	23,486
2016	1,947,441	40,388
2015	572,568	17,010

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

GNP
On January 6, 2017, the Company acquired 100% of the membership interests of JFC LLC and its subsidiaries (together, “GNP”) from Maschhoff Family Foods, LLC for $350.0 million, subject to customary working capital adjustments. The purchase was funded through cash on hand and borrowings under the U.S. Credit Agreement. GNP is a vertically integrated poultry business based in St. Cloud, Minnesota. The acquired business has a production capacity of 2.1 million birds per five-day work week in its two plants and employed approximately 1,600 people as of December 30, 2018. This acquisition further strengthened the Company’s strategic position in the U.S. chicken market. The GNP operations are included in our U.S. segment.
The following table summarizes the consideration paid for GNP (in thousands):

Negotiated sales price	$350,000
Working capital adjustment	7,252
Preliminary purchase price	$357,252
Transaction costs incurred in conjunction with the purchase were approximately $0.6 million. These costs were expensed as incurred.
The results of operations of the acquired business since January 6, 2017 are included in the Company’s Consolidated and Combined Statements of Income. Net sales generated and net loss incurred by the acquired business during 2018 totaled $398.4 million and $1.4 million, respectively. Net sales and net income generated by the acquired business during 2017 totaled $433.9 million and $30.4 million, respectively.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents the combined financial results for the Company, Moy Park and GNP as if the acquisitions had been completed at the beginning of 2016.

	2018	2017	2016
	(In thousands, except per share amounts)
Net sales	$10,937,784	$10,773,662	$10,311,325
Net income attributable to Pilgrim's Pride Corporation	236,026	664,776	388,188
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	0.95	2.67	1.53
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
3. FAIR VALUE MEASUREMENTS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
The valuation of financial assets and liabilities classified in Level 1 is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of financial assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations. For each class of assets and liabilities not measured at fair value in the Consolidated Balance Sheet but for which fair value is disclosed, the Company is not required to provide the quantitative disclosure about significant unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy.
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
As of December 30, 2018 and December 31, 2017, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments and foreign currency forward contracts to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	December 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$2,244	$—	$—	$2,244
Commodity options instruments	—	—	—	—
Foreign currency instruments	1,311	—	—	1,311
Fair value liabilities:
Commodity futures instruments	(1,479)	—	—	(1,479)
Commodity options instruments	(3,312)	—	—	(3,312)
Foreign currency instruments	(6,649)	—	—	(6,649)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$301	$—	$—	$301
Commodity options instruments	421	—	—	421
Foreign currency instruments	45	—	—	45
Fair value liabilities:
Commodity futures instruments	(296)	—	—	(296)
Commodity option instruments	(3,551)	—	—	(3,551)
Foreign currency instruments	(211)	—	—	(211)
See “Note 7. Derivative Financial Instruments” for additional information.
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Consolidated Balance Sheets consisted of the following:

	December 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(1,002,497)	$(937,300)	$(750,000)	$(774,375)
Fixed-rate senior notes payable at 5.875%, at Level 1 inputs	(843,717)	(768,188)	(604,820)	(619,080)
Fixed-rate senior notes payable at 6.25%, at Level 1 inputs	—	—	(403,444)	(418,787)
Secured loans, at Level 3 inputs	(319)	(319)	(873)	(855)
See “Note 11. Long-Term Debt and Other Borrowing Arrangements” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheet. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The fair values of the Company’s Level 1 fixed-rate debt obligation was based on the quoted market price at December 30, 2018 or December 31, 2017, as applicable. The fair values of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows at December 30, 2018 or December 31, 2017, as applicable.
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
4. TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables (including accounts receivable from related parties), less allowance for doubtful accounts, consisted of the following:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 30, 2018	December 31, 2017
	(In thousands)
Trade accounts receivable	$533,645	$548,472
Notes receivable - current	4,630	5,130
Other receivables	31,331	20,021
Receivables, gross	569,606	573,623
Allowance for doubtful accounts	(8,057)	(8,145)
Receivables, net	$561,549	$565,478

Accounts receivable from related parties(a)	$1,331	$2,951

(a)	Additional information regarding accounts receivable from related parties is included in “Note 19. Related Party Transactions.”

Changes in the allowance for doubtful accounts were as follows:

Total
(In thousands)
Balance at December 31, 2017	$(8,145)
Provision charged to operating results	(1,633)
Account write-offs and recoveries	1,682
Effect of exchange rate	39
Balance at December 30, 2018	$(8,057)
5. INVENTORIES
Inventories consisted of the following:

	December 30, 2018	December 31, 2017
	(In thousands)
Raw materials and work-in-process	$747,801	$722,083
Finished products (a)	317,410	444,796
Operating supplies	43,825	35,442
Maintenance materials and parts	50,483	52,749
Total inventories	$1,159,519	$1,255,070

(a)
Finished products contains a $54.4 million reclassification related to both in-transit and non-chicken finished products that were previously presented in Feed, eggs and other on our annual report on Form 10-K for the year ended December 31, 2017 to conform to the inventories presented as of December 30, 2018.

6. INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$135,286	$135,286	$330,456	$330,456
Other	67,474	67,474	942	942
Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains recognized during 2018 and 2017 related to the Company’s available-for-sale securities totaled $8.0 million and $4.0 million, respectively, while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities during 2018 and 2017 are disclosed in the Consolidated and Combined Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during 2018 and 2017 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during 2018 and 2017 are disclosed in “Note 15. Stockholders’ Equity.”
7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil, wheat, natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for approximately the next 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate.
The Company has operations in Mexico and Europe (including the U.K.) and, therefore, has exposure to translational foreign exchange risk when the financial results of those operations are remeasured in U.S. dollars. The Company has purchased foreign currency forward contracts to manage this translational foreign exchange risk.
The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts. This cash collateral is reported in the line item Restricted cash and cash equivalents on the Consolidated Balance Sheets.
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
The Company recognized $27.1 million in net losses and $6.7 million in net gains related to changes in the fair value of its derivative financial instruments during 2018 and 2017, respectively. The Company recognized $4.3 million in net losses during 2016.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 30, 2018	December 31, 2017
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$2,263	$722
Commodity derivative liabilities	(4,791)	(3,847)
Foreign currency derivative assets	1,311	45
Foreign currency derivative liabilities	(6,649)	(211)
Cash collateral posted with brokers (a)	23,192	8,021
Derivatives Coverage(b):
Corn	6.0%	3.1%
Soybean meal	6.0%	1.7%
Period through which stated percent of needs are covered:
Corn	March 2020	March 2019
Soybean meal	December 2019	December 2018

(a)	Collateral posted with brokers consists primarily of cash, short term treasury bills, or other cash equivalents.

(b)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	December 30, 2018	December 31, 2017	December 25, 2016
	(In thousands)
Foreign currency derivatives	$829	$60	$(152)
Total	$829	$60	$(152)

	Net Realized Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	December 30, 2018	December 31, 2017	December 25, 2016
	(In thousands)
Foreign currency derivatives	$—	$—	$—
Total	$—	$—	$—

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	December 30, 2018	December 31, 2017	December 25, 2016
	(In thousands)
Foreign currency derivatives	$(348)	$639	$(310)
Total	$(348)	$639	$(310)
At December 30, 2018, the before-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Consolidated and Combined Statements of Income during the next twelve months are $0.5 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) to earnings.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the years ended December 30, 2018 and December 31, 2017 were as follows:

	December 31, 2017	Additions	Other	Currency Translation	December 30, 2018
	(In thousands)
U.S.	$41,936	$—	$—	$—	$41,936
U.K. and Europe	834,346	—	(1,156)	(50,983)	782,207
Mexico	125,607	—	—	—	125,607
Total	$1,001,889	$—	$(1,156)	$(50,983)	$949,750

	December 25, 2016	Additions	Other	Currency Translation	December 31, 2017
	(In thousands)
U.S.	$—	$41,936	$—	$—	$41,936
U.K. and Europe	761,614	—	—	72,732	834,346
Mexico	125,607	—	—	—	125,607
Total	$887,221	$41,936	$—	$72,732	$1,001,889
Identified intangible assets consisted of the following:

	December 31, 2017	Additions	Amortization	Currency Translation	Reclassification	December 30, 2018
	(In thousands)
Carrying amount:
Trade names	$79,686	$—	$—	$—	$(1,343)	$78,343
Customer relationships	251,952	—	—	(5,589)	1,343	247,706
Non-compete agreements	320	—	—	—	—	320
Trade names not subject to amortization	403,594	—	—	(23,527)	—	380,067
Accumulated amortization:
Trade names	(40,888)	—	(3,287)	—	623	(43,552)
Customer relationships	(77,194)	—	(22,441)	1,817	(623)	(98,441)
Non-compete agreements	(307)	—	(8)	—	—	(315)
Total	$617,163	$—	$(25,736)	$(27,299)	$—	$564,128

	December 25, 2016	Additions	Amortization	Currency Translation	Reclassification	December 31, 2017
	(In thousands)
Carrying amount:
Trade names	$41,369	$38,200	$—	$117	$—	$79,686
Customer relationships	151,147	92,900	—	7,905	—	251,952
Non-compete agreements	300	20	—	—	—	320
Trade names not subject to amortization	369,258	—	—	34,336	—	403,594
Accumulated amortization:
Trade names	(37,128)	—	(3,808)	48	—	(40,888)
Customer relationships	(53,055)	—	(22,571)	(1,568)	—	(77,194)
Non-compete agreements	(300)	—	(7)	—	—	(307)
Total	$471,591	$131,120	$(26,386)	$40,838	$—	$617,163

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years
The Company recognized amortization expense related to identified intangible assets of $25.7 million in 2018, $26.4 million in 2017 and $18.7 million in 2016.
The Company expects to recognize amortization expense associated with identified intangible assets of $23.5 million in 2019, $19.7 million in 2020, $19.7 million in 2021 and $19.7 million in 2022, and $19.7 million in 2023.
At December 30, 2018, the Company assessed qualitative factors to determine if it was necessary to perform either the two-step quantitative impairment test related to the carrying amount of its goodwill or quantitative impairment tests related to the carrying amounts of its identified intangible assets not subject to amortization. Based on these assessments, the Company determined that it was not necessary to perform either the two-step quantitative impairment test related to the carrying amount of its goodwill nor the quantitative impairment tests related to the carrying amounts of its identified intangible assets not subject to amortization at that date.
At December 30, 2018, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.
9. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	December 30, 2018	December 31, 2017
	(In thousands)
Land	$196,769	$205,087
Buildings	1,697,703	1,681,610
Machinery and equipment	2,618,213	2,533,522
Autos and trucks	59,195	58,159
Construction-in-progress	269,166	187,094
PP&E, gross	4,841,046	4,665,472
Accumulated depreciation	(2,679,344)	(2,570,325)
PP&E, net	$2,161,702	$2,095,147
The Company recognized depreciation expense of $248.3 million, $245.4 million and $210.5 million during 2018, 2017 and 2016, respectively.
During 2018, the Company spent $348.7 million on capital projects and transferred $246.5 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during 2018 to improve operational efficiencies and reduce costs. During 2017, the Company spent $339.9 million on capital projects and transferred $411.8 million of completed projects from construction-in-progress to depreciable assets.
During 2018, the Company sold certain PP&E for $9.8 million and recognized a gain of $1.9 million. PP&E sold in 2018 included processing plants in Alabama and Minnesota, a residential building in Georgia, vacant land in Georgia and North Carolina, and miscellaneous equipment. During 2017, the Company sold certain PP&E for $4.5 million and recognized a gain of $0.5 million. PP&E sold in 2017 included processing plants in Texas and Ireland, a feed mill in Arkansas, a hatchery in the U.K., poultry farms in Alabama and Texas, vacant land in Texas and miscellaneous equipment.
At December 30, 2018, the Company reported properties and related assets totaling $0.2 million in Assets held for sale on its Consolidated Balance Sheets. The fair values of the miscellaneous equipment that were classified as assets held for sale as of December 30, 2018 were based on quoted market prices.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company tested the recoverability of its Minnesota processing complex held for sale at various effective dates during 2018. The Company determined that the aggregate carrying amount of this asset group at various times during 2018 was not recoverable over the remaining life of the primary asset in the group and recognized impairment costs of $0.8 million within its U.S. segment, which is reported in the line item Administrative restructuring charges on its Consolidated and Combined Statements of Income. The Minnesota processing complex was sold in the fourth quarter of 2018.
The Company tested the recoverability of assets owned by Rose Energy Ltd. at various effective dates during 2018. The Company determined that the aggregate carrying amount of this asset group at December 30, 2018 was not recoverable over the remaining life of the primary asset in the group and recognized impairment costs of $2.6 million within its U.K. and Europe segment, which is reported in the line item Administrative restructuring charges on its Consolidated and Combined Statements of Income.
The Company has closed or idled various facilities in the U.S. and in the U.K. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At December 30, 2018, the carrying amount of these idled assets was $44.7 million based on depreciable value of $154.4 million and accumulated depreciation of $109.7 million. During 2018, the Company recognized an impairment loss of $0.1 million related to leasehold improvements at an idled administrative office.
At December 30, 2018, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.
10. CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 30, 2018	December 31, 2017
	(In thousands)
Accounts payable:
Trade accounts	$744,105	$661,759
Book overdrafts	69,475	56,022
Other payables	16,479	15,246
Total accounts payable	830,059	733,027
Accounts payable to related parties(a)	7,269	2,889
Revenue contract liability (b)	33,328	36,607
Accrued expenses and other current liabilities:
Compensation and benefits	149,507	181,678
Interest and debt-related fees	33,596	29,750
Insurance and self-insured claims	80,990	79,911
Derivative liabilities:
Commodity futures	1,479	296
Commodity options	3,312	3,551
Foreign currency derivatives	6,649	211
Other accrued expenses	111,408	114,755
Total accrued expenses and other current liabilities	386,941	410,152
Total current liabilities	$1,257,597	$1,182,675
(a)    Additional information regarding accounts payable to related parties is included in “Note 19. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 13. Revenue Recognition.”

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

11. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt consisted of the following components:

	Maturity	December 30, 2018	December 31, 2017
Long-term debt and other long-term borrowing arrangements:		(In thousands)
Senior notes payable, net of premium and discount at 5.75%	2025	$1,002,497	$754,820
Senior notes payable, net of discount at 5.875%	2027	843,717	600,000
Senior notes payable at 6.25%	2021	—	403,444
U.S. Credit Facility (defined below):
Term note payable at 3.65%	2023	500,000	780,000
Revolving note payable at 5.25%	2023	—	73,262
2016 Mexico Credit Facility (defined below) with notes payable at TIIE plus 0.95%	2019	—	76,307
Moy Park France Invoice Discounting Revolver with payables at EURIBOR plus 0.8%	2019	2,277	1,815
Moy Park Credit Agricole Bank Overdraft with notes payable at EURIBOR plus 1.50%	On Demand	88	—
Moy Park Multicurrency Revolving Facility with notes payable at LIBOR rate plus 2.5%	2018	—	9,590
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Secured loans with payables at weighted average of 3.73%	Various	319	873
Capital lease obligations	Various	3,707	9,239
Long-term debt		2,352,605	2,709,350
Less: Current maturities of long-term debt		(30,405)	(47,775)
Long-term debt, less current maturities		2,322,200	2,661,575
Less: Capitalized financing costs		(27,010)	(25,958)
Long-term debt, less current maturities, net of capitalized financing costs:		$2,295,190	$2,635,617
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
The Senior Notes due 2025 and the Senior Notes due 2027 are each guaranteed on a senior unsecured basis by the Company’s guarantor subsidiary. In addition, any of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2025 and the Senior Notes due 2027. The Senior Notes due 2025 and the Senior Notes due 2027 and related guarantees are unsecured senior obligations of the Company and its guarantor subsidiary and rank equally with all of the Company’s and its guarantor subsidiary’s other unsubordinated indebtedness. The Senior Notes due 2025, the 2015 Indenture, the Senior Notes due 2027 and the 2017 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2025 and the Senior Notes due 2027, respectively, when due, among others.
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
On May 29, 2018, Moy Park (Bondco) plc redeemed all remaining Moy Park Senior Notes outstanding at the redemption price equal to 101.56% of the principal amount, plus accrued and unpaid interest. The aggregate principal amount of the Moy Park Senior Notes redeemed on May 29, 2018 was £65.7 million. As of December 30, 2018, there are no Moy Park Senior Notes outstanding.
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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of December 30, 2018, the Company had Term Loans outstanding totaling $500.0 million and the amount available for borrowing under the revolving loan commitment was $708.4 million. The Company had letters of credit of $41.6 million and no borrowings outstanding under the revolving loan commitment as of December 30, 2018.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Mexico Credit Facility
On December 14, 2018, certain of the Company's Mexican subsidiaries entered into an unsecured credit agreement (the “2018 Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the 2018 Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. The U.S. dollar-equivalent of the loan commitment under the 2018 Mexico Credit Facility is $76.3 million. Outstanding borrowings under the 2018 Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.50%. The 2018 Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The 2018 Mexico Credit Facility will be used for general corporate and working capital purposes. The 2018 Mexico Credit Facility will mature on December 14, 2023.
The 2018 Mexico Credit Facility replaced the unsecured credit agreement (the “2016 Mexico Credit Facility”) between certain of the Company’s Mexican subsidiaries and BBVA Bancomer, S.A. Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, as lender, dated September 27, 2016. The 2016 Mexico Credit Facility was terminated on December 19, 2018.
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (i) LIBOR or, in relation to any loan in euros, EURIBOR, plus (ii) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of December 30, 2018, the U.S. dollar-equivalent loan commitment and borrowing availability were both $127.0 million. There were no outstanding borrowings under the Bank of Ireland Facility Agreement as of December 30, 2018.
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
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was decreased by 50 percent in June 2018. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus 0.80%. As of December 30, 2018, the U.S. dollar-equivalent loan commitment, borrowing availability, and outstanding borrowings under the Invoice Discounting Facility were $11.4 million, $9.2 million and $2.2 million, respectively.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
Moy Park Credit Agricole Bank Overdraft
On December 3, 2018, Moy Park entered into an unsecured €0.5 million bank overdraft agreement (the “Overdraft Agreement”) with Credit Agricole. The Overdraft Agreement is payable on demand and can be cancelled anytime by the Company or Credit Agricole. Outstanding borrowings under the Overdraft Agreement bears interest at a per annum rate equal to EURIBOR plus 1.50%. As of December 30, 2018, the U.S. dollar-equivalent outstanding borrowing under the Overdraft Agreement was less than $0.1 million.
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
12. INCOME TAXES
Income before income taxes by jurisdiction is as follows:

	2018	2017	2016
	(In thousands)
U.S.	$175,805	$773,160	$532,853
Foreign	156,422	208,906	191,183
Total	$332,227	$982,066	$724,036
The components of income tax expense (benefit) are set forth below:

	2018	2017	2016
	(In thousands)
Current:
Federal	$8,835	$213,146	$165,989
Foreign	45,311	65,100	62,753
State and other	(1,263)	35,614	20,211
Total current	52,883	313,860	248,953
Deferred:
Federal	41,104	(19,434)	(3,529)
Foreign	(17,160)	(34,264)	(2,490)
State and other	8,596	3,737	985
Total deferred	32,540	(49,961)	(5,034)
	$85,423	$263,899	$243,919
The effective tax rate for 2018 was 25.7% compared to 26.9% for 2017 and 33.7% for 2016.
The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	2018	2017	2016
Federal income tax rate	21.0%	35.0%	35.0%
State tax rate, net	3.6	2.6	2.2
One-time transition tax	7.9	—	—
Permanent items	1.4	—	0.8
Domestic production activity	—	(1.6)	(1.2)
Difference in U.S. statutory tax rate and foreign country effective tax rate	2.3	(1.4)	(2.8)
Rate change	(2.5)	(5.3)	—
Tax credits	(7.9)	(0.5)	(0.6)
Change in reserve for unrecognized tax benefits	(1.7)	(0.7)	(0.2)
Change in valuation allowance	2.7	(1.2)	(0.1)
Other	(1.1)	—	0.6
Total	25.7%	26.9%	33.7%

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

The Company applied the guidance in Staff Accounting Bulletin (“SAB”) 118 when accounting for the enactment date effects of the Tax Act. As of December 30, 2018, the Company has completed its accounting for all of the tax effects of the Tax Act. As further discussed below, during 2018, the Company recognized adjustments of $18.2 million to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense.
As of December 31, 2017, the Company estimated no tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, the Company did not accrue any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986 for the year ended December 31, 2017. Upon further analysis of certain aspects of the Tax Act and a refinement of the historical calculation of E&P on accumulated post-1986 deferred foreign income during 2018, the Company finalized the E&P analysis of its foreign subsidiaries and recalculated significant overall positive E&P. Therefore, due to this recalculation, the Company recorded a $26.4 million tax liability for the one-time transition tax. This one-time transition tax adjustment increased the 2018 effective tax rate by approximately 7.9%. The Company has elected to pay this liability over the eight-year period provided in the Tax Act. As of December 30, 2018, the remaining balance of the Company’s transition tax obligation is $7.7 million, which will be paid over the next seven years. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time transition tax or any additional outside basis difference inherent in these foreign subsidiaries, as these amounts continue to be permanently reinvested in foreign operations. The undistributed earnings of our Mexico, Puerto Rico and U.K. subsidiaries totaled $683.0 million, $13.2 million and $2.2 million, respectively, at December 30, 2018.
As of December 31, 2017, the Company accrued $41.5 million in provisional tax benefit related to the net change in deferred tax liabilities stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21% for the year ended December 31, 2017. Due to return to provision adjustments which resulted from the filing of the Company’s 2017 federal income tax return, the Company recorded an additional $8.2 million tax benefit resulting from the Tax Act’s rate reduction. This benefit reduced the 2018 effective tax rate by approximately 2.5%.
The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. As of December 30, 2018, the Company recorded a $5.4 million federal GILTI tax liability, which increased the 2018 effective tax rate by approximately 1.6%.
The Tax Act provides for a foreign-derived intangible income (“FDII”) deduction, which is available to domestic C corporations that derive income from the export of property and services. As of December 30, 2018, the Company recorded a $0.1 million federal FDII benefit, which decreased the 2018 effective tax rate by an immaterial amount.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 30, 2018	December 31, 2017
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$217,353	$213,500
Inventories	69,464	57,641
Insurance claims and losses	29,964	29,253
Business combinations	46,779	50,695
Other	23,434	18,519
Total deferred tax liabilities	386,994	369,608
Deferred tax assets:
Net operating losses	2,923	3,276
Foreign net operating losses	38,531	26,934
Credit carry forwards	14,461	2,425
Allowance for doubtful accounts	6,788	1,767
Deferred revenue	1,860	—
Accrued liabilities	52,181	50,389
Workers compensation	—	26,119
Pension and other postretirement benefits	—	13,379
Other	63,227	51,306
Total deferred tax assets	179,971	175,595
Valuation allowance	(26,150)	(14,479)
Net deferred tax assets	153,821	161,116
Net deferred tax liabilities	$233,173	$208,492
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
As of December 30, 2018, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and foreign net deferred tax assets are more likely than not to be realized. The increase in valuation allowance of $11.7 million during 2018 was primarily due to U.S. foreign tax credits. As of December 30, 2018, the Company’s valuation allowance is $26.1 million, of which $13.9 million relates to U.K. operations, $11.8 million relates to U.S. foreign tax credits and $0.5 million relates to state net operating losses.
As of December 30, 2018, the Company had state net operating loss carry forwards of approximately $87.5 million that begin to expire in 2019. The Company also had Mexico net operating loss carry forwards at December 30, 2018 of approximately $17.2 million that begin to expire in 2019.
As of December 30, 2018, the Company had approximately $2.6 million of state tax credit carry forwards that begin to expire in 2019.
For the fifty-two weeks ended December 30, 2018 and fifty-three weeks ended December 31, 2017, there is a tax effect of $1.6 million and $4.0 million, respectively, reflected in other comprehensive income.
For the fifty-two weeks ended December 30, 2018, there is a tax effect of ($0.8) million reflected in income tax expense due to excess tax benefits related to share-based compensation. For the fifty-three weeks ended December 31, 2017, there is a tax effect of $1.1 million reflected in income tax expense due to excess tax benefits related to share-based compensation. See “Note 1. Business and Summary of Significant Accounting Policies” for additional information.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 30, 2018	December 31, 2017
	(In thousands)
Unrecognized tax benefits, beginning of year	$11,866	$16,813
Increase as a result of tax positions taken during the current year	261	1,163
Increase as a result of tax positions taken during prior years	1,152	60
Decrease as a result of tax positions taken during prior years	—	(892)
Decrease for lapse in statute of limitations	(867)	(4,123)
Decrease relating to settlements with taxing authorities	—	(1,155)
Unrecognized tax benefits, end of year	$12,412	$11,866
Included in unrecognized tax benefits of $12.4 million at December 30, 2018, was $1.4 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 30, 2018, the Company had recorded a liability of $1.5 million for interest and penalties. During 2018, accrued interest and penalty amounts related to uncertain tax positions decreased by $5.6 million.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and several foreign locations including Mexico and the U.K. With few exceptions, the Company is no longer subject to examinations by taxing authorities for years prior to 2014 in U.S. federal, state and local jurisdictions, for years prior to 2011 in Mexico, and for years prior to 2016 in the U.K.
The Company has a tax sharing agreement with JBS USA Company Holdings effective for tax years beginning 2010. The net tax payable for tax year 2018 of $0.5 million was accrued in 2018 as a capital distribution and an account payable to a related party in our Consolidated Balance Sheet.
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
The Company evaluates the transaction for distinct performance obligations, which are the sale of its products to customers. Since its products are commodity market-priced, the sales price is representative of the observable, standalone selling price. Each performance obligation is recognized based upon a pattern of recognition that reflects the transfer of control to the customer at a point in time, which is upon destination (customer location or port of destination), and faithfully depicts the transfer of control and recognition of revenue. There are instances of customer pick-up at the Company's facilities, in which case control transfers to the customer at that point and the Company recognizes revenue. The Company's performance obligations are typically fulfilled within days to weeks of the acceptance of the order.
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
Disaggregated Revenue

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.

	Fifty-Two Weeks Ended December 30, 2018
	Domestic	Export	Net Sales
	(In thousands)
U.S.	$7,166,929	$258,732	$7,425,661
U.K. and Europe	1,844,745	303,921	2,148,666
Mexico	1,363,457	—	1,363,457
Net Sales	$10,375,131	$562,653	$10,937,784

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
Changes in the revenue contract liability balances during the fifty-two weeks ended December 30, 2018 are as follows (in thousands):

Balance, beginning of period	$36,607
Revenue recognized	(59,332)
Cash received, excluding amounts recognized as revenue during the period	56,053
Balance, end of period	$33,328
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, and defined contribution retirement savings plans. Expenses recognized under all these retirement plans were as follows: Under all of our retirement plans, the Company’s expenses were $12.1 million, $10.8 million and $11.2 million in 2018, 2017 and 2016, respectively.
The Company used a year-end measurement date of December 30, 2018 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
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
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$178,247	$167,159	$1,603	$1,648
Interest cost	5,463	5,571	46	51
Actuarial losses (gains)	(15,635)	15,745	(72)	68
Benefits paid	(10,456)	(10,228)	—	—
Settlements(a)	—	—	(115)	(164)
Projected benefit obligation, end of year	$157,619	$178,247	$1,462	$1,603

(a)
A settlement is a transaction that is an irrevocable action, relieves the employer or the plan of primary responsibility for a pension or postretirement obligation and eliminates significant risks related to the obligation and the assets used to affect the settlement. A settlement can be triggered when a plan pays lump sums totaling more than the sum of the plan’s interest cost and service cost. The Retiree Life Plan met this threshold in 2018 and 2017.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$112,570	$97,526	$—	$—
Actual return on plan assets	(10,881)	12,325	—	—
Contributions by employer	11,181	12,947	115	164
Benefits paid	(10,456)	(10,228)	—	—
Settlements	—	—	(115)	(164)
Fair value of plan assets, end of year	$102,414	$112,570	$—	$—

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Funded status:	(In thousands)
Unfunded benefit obligation, end of year	$(55,205)	$(65,677)	$(1,462)	$(1,603)

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Amounts recognized in the Consolidated Balance Sheets at end of year:	(In thousands)
Current liability	$(8,267)	$(12,168)	$(149)	$(149)
Long-term liability	(46,938)	(53,509)	(1,313)	(1,454)
Recognized liability	$(55,205)	$(65,677)	$(1,462)	$(1,603)

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Amounts recognized in accumulated other comprehensive loss at end of year:	(In thousands)
Net actuarial loss (gain)	$54,343	$54,235	$(34)	$35
The accumulated benefit obligation for our defined benefit pension plans was $157.6 million and $178.2 million at December 30, 2018 and December 31, 2017, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at December 30, 2018 and December 31, 2017. As of December 30, 2018, the weighted average duration of our defined benefit obligation is 29.95 years.
Net Benefit Costs
Net benefit costs include the following components:

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
	(In thousands)
Interest cost	$5,463	$5,571	$5,585	$46	$51	$51
Estimated return on plan assets	(6,065)	(5,254)	(5,256)	—	—	—
Settlement loss (gain)	—	—	2,064	(3)	2	(2)
Amortization of net loss	1,203	932	659	—	—	—
Net cost	$601	$1,249	$3,052	$43	$53	$49

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For 2018, the Company reported net benefit costs in the line item Miscellaneous, net on its Consolidated and Combined Statements of Income. For 2017 and 2016, the Company reported net benefit costs in the line items Cost of sales and Selling, general and administrative expense on its Consolidated and Combined Statements of Income.
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Benefit obligation:
Discount rate	4.40%	3.69%	4.31%	4.07%	3.39%	3.81%
Net pension and other postretirement cost:
Discount rate	3.69%	4.32%	4.47%	3.39%	3.81%	4.47%
Expected return on plan assets	5.50%	5.50%	5.50%	NA	NA	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of December 30, 2018 and December 31, 2017, all defined benefit pension and other postretirement benefit plans used variations of the RP-2014 mortality table and the MP-2015 mortality improvement scale.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(3,924)	$4,122
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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2018	2017
Cash and cash equivalents	—%	5%
Pooled separate accounts(a):
Equity securities	4%	5%
Fixed income securities	5%	4%
Common collective trust funds(a):
Equity securities	45%	56%
Fixed income securities	41%	30%
Real estate	5%	—%
Total assets	100%	100%

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
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of
December 30, 2018 and December 31, 2017:

	2018				2017
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$110	$—	$—	$110	$6,128	$—	$—	$6,128
Pooled separate accounts:
Large U.S. equity funds(d)	—	2,491	—	2,491	—	3,483	—	3,483
Small/Mid U.S. equity funds(e)	—	292	—	292	—	420	—	420
International equity funds(f)	—	1,489	—	1,489	—	1,665	—	1,665
Fixed income funds(g)	—	4,763	—	4,763	—	4,799	—	4,799
Common collective trusts funds:
Large U.S. equity funds(d)	—	17,351	—	17,351	—	22,695	—	22,695
Small/Mid U.S. equity funds(e)	—	5,880	—	5,880	—	20,592	—	20,592
International equity funds(f)	—	22,516	—	22,516	—	19,923	—	19,923
Fixed income funds(g)	—	42,217	—	42,217	—	32,865	—	32,865
Real estate(h)	—	5,305	—	5,305	—	—	—	—
Total assets	$110	$102,304	$—	$102,414	$6,128	$106,442	$—	$112,570

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Benefit Payments
The following table reflects the benefits as of December 30, 2018 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2019	$17,972	$149
2020	11,526	147
2021	11,200	145
2022	10,891	141
2023	10,627	137
2024-2028	48,429	589
Total	$110,645	$1,308
We anticipate contributing $8.3 million and $0.1 million, as required by funding regulations or laws, to our pension and other postretirement plans, respectively, during 2019.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss (Income)
The amounts in accumulated other comprehensive income (loss) that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
	(In thousands)
Net actuarial loss (gain), beginning of year	$54,235	$46,494	$38,115	$35	$(31)	$(79)
Amortization	(1,203)	(932)	(659)	—	—	—
Settlement adjustments	—	—	(2,064)	3	(2)	2
Actuarial loss (gain)	(15,635)	15,745	10,305	(72)	68	46
Asset loss (gain)	16,946	(7,072)	797	—	—	—
Net actuarial loss (gain), end of year	$54,343	$54,235	$46,494	$(34)	$35	$(31)
The Company expects to recognize in net pension cost throughout 2019 an actuarial loss of $1.3 million that was recorded in accumulated other comprehensive income at December 30, 2018.
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
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. segment named the Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”) and the To-Ricos Employee Savings, Retirement Plan (the “To-Ricos Plan”). The RS Plan is an IRC Section 401(k) salary deferral plan maintained for certain eligible U.S. employees. Under the RS Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation. The Company matches up to 30.0% of the first 2.00% to 6.00% of salary based on the salary deferral and compensation levels up to $245,000. The To-Ricos Plan is an IRC Section 1165(e) salary deferral plan maintained for certain eligible Puerto Rico employees. Under the To-Ricos Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various company matching provisions. The Company maintains three postretirement plans for eligible Mexico employees, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe for eligible U.K. and Europe employees, as required by U.K. and Europe law. Salaried employees can contribute up to 3.0% of salary and the Company matches between 4.0% and 5.5%. Weekly employees can contribute up to 1.0% of wages with a 1.0% Company match.
The Company’s expenses related to its defined contribution plans totaled $11.4 million, $9.5 million and $8.1 million in 2018, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

15. STOCKHOLDERS’ EQUITY
 Accumulated Other Comprehensive Loss
     The following tables provide information regarding the changes in accumulated other comprehensive loss during 2018 and 2017:

	2018(a)
	Losses Related to Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$42,081	$(1,848)	$(71,434)	$61	$(31,140)
Other comprehensive income (loss) before reclassifications	(97,851)	829	(939)	867	(97,094)
Amounts reclassified from accumulated other comprehensive loss to net income	—	348	910	(846)	412
Impact of currency translation	—	(12)	—	—	(12)
Net current year other comprehensive income (loss)	(97,851)	1,165	(29)	21	(96,694)
Balance, end of year	$(55,770)	$(683)	$(71,463)	$82	$(127,834)

	2017(a)
	Losses Related to Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(265,714)	$99	$(64,243)	$—	$(329,858)
Granite-Holdings Sarl common-control transaction	204,577	(1,368)	—	—	203,209
Other comprehensive income (loss) before reclassifications	103,218	60	(7,770)	82	95,590
Amounts reclassified from accumulated other comprehensive loss to net income	—	(639)	579	(21)	(81)
Net current year other comprehensive income (loss)	103,218	(579)	(7,191)	61	95,509
Balance, end of year	$42,081	$(1,848)	$(71,434)	$61	$(31,140)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(a)		Affected Line Item in the Consolidated and Combined Statements of Income
	2018	2017
	(In thousands)
Realized gain (loss) on settlement of derivative financial instruments classified as cash flow hedges	$(348)	$639	Cost of sales
Realized gain on sale of securities	1,118	34	Interest income
Amortization of pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(49)	(24)	2018-Miscellaneous, net; 2017-Cost of sales
Legacy Gold Kist plans(c)(d)	(360)	(283)	2018-Miscellaneous, net; 2017-Cost of sales
Legacy Gold Kist plans(c)(d)	(794)	(625)	2018-Miscellaneous, net; 2017-SG&A expense
Total before tax	(433)	(259)
Tax expense	21	340
Total reclassification for the period	$(412)	$81

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Union Plan, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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

Share Repurchase Program and Treasury Stock
On July 28, 2015, the Company's Board of Directors approved a $150.0 million share repurchase authorization. The share repurchase program was originally scheduled to expire on July 27, 2016. On February 10, 2016, the Company’s Board of Directors approved an increase of the share repurchase authorization to $300.0 million that expired on February 9, 2017.
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of December 30, 2018, the Company had repurchased approximately 15,600 shares under this program with a market value of approximately $0.2 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock.
Special Cash Dividends
On May 18, 2016, the Company paid a special cash dividend from retained earnings of approximately $700.0 million, or $2.75 per share, to stockholders of record on May 10, 2016. The Company used proceeds from the U.S. Credit Facility, along with cash on hand, to fund the special cash dividend.
Capital Contributions to a Subsidiary
In December 2018, the stockholders of Gallina Pesada, S.A.P.I. de C.V. (“GAPESA”), a subsidiary that is controlled, but not wholly owned, by the Company, contributed additional capital to fund a capacity expansion project in southern Mexico. The Company Contributed $0.6 million of additional capital. This capital contribution was eliminated upon consolidation. The noncontrolling stockholders contributed $1.4 million of additional capital.
In July 2016, the stockholders of GAPESA contributed additional capital to fund a capacity expansion project in southern Mexico. The Company contributed $2.7 million of additional capital. This contribution was eliminated upon consolidation. The noncontrolling stockholders contributed $7.3 million of additional capital. The respective contributions did not impact either the Company or noncontrolling stockholders’ ownership percentages in GAPESA.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Restrictions on Dividends
Both the U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends.
The Moy Park Multicurrency Revolving Facility Agreement restrict Moy Park’s ability and the ability of certain of Moy Park’s subsidiaries to, among other things, make payments and distributions to the Company.
16. INCENTIVE COMPENSATION
The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. Certain full-time, salaried employees of the Company’s Mexico operations are eligible to participate in the Pilgrim’s Mexico Incentive Plan (“PMIP”). At December 30, 2018, the Company has accrued $11.1 million in costs related to cash bonus awards that could potentially be awarded under the STIP and the PMIP during 2019. The Company assumed responsibility for the JFC LLC Long-Term Equity Incentive Plan dated January 1, 2014, as amended (the “JFC LTIP”) through its acquisition of GNP on January 6, 2017. The Company has accrued $2.2 million in costs related to the JFC LTIP at December 30, 2018. The Company assumed responsibility for the Moy Park Incentive Plan dated January 1, 2013, as amended (the “MPIP”) through its acquisition of Moy Park on September 8, 2017. The Company has accrued $6.2 million in costs related to the MPIP at December 30, 2018.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At December 30, 2018, we have reserved approximately 4.1 million shares of common stock for future issuance under the LTIP.
The following awards were outstanding during 2018:

Award Type	Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award(a)	Vesting Condition	Vesting Date	Awards Forfeited to Date		Settlement Method
RSU	LTIP	389,424	01/19/2017	18.38	Performance / Service	(b)	389,424	(b)	Stock
RSU	LTIP	410,000	02/14/2018	25.59	Service	01/01/2019	—		Stock
RSU	LTIP	163,764	03/01/2018	24.93	Service	(c)	12,107		Stock
RSU	LTIP	266,478	03/01/2018	24.93	Performance / Service	(d)	32,452		Stock
RSU	LTIP	11,144	05/10/2018	21.54	(e)	(e)	—		Stock
RSU	LTIP	262,500	12/18/2018	16.06	Service	07/01/2019	—		Stock

(a)	The fair value of each RSU granted or vested represents the closing price of the Company’s common stock on the respective grant date or vesting date.

(b)	Performance conditions associated with these awards were not satisfied. Therefore, 100% of the awards were forfeited during 2018.

(c)
These restricted stock units vest in ratable tranches on December 31, 2018, December 31, 2019 and December 31, 2020. Expected compensation cost related to these units totals $4.1 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.

(d)
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

(e)
These restricted stock units were granted to the four non-employees who currently serve on the Company's Board of Directors. Each participating director's units will vest upon his departure from the Company's Board of Directors. Compensation cost was recognized in profit/loss upon the grant date.

Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2018	2017	2016
	(In thousands)
Share-based compensation cost:
Cost of sales	$389	$256	$770
Selling, general and administrative expenses	12,764	2,763	5,332
Total	$13,153	$3,019	$6,102

Income tax benefit	$3,202	$1,006	$1,858
The Company’s RSU activity is included below:

	2018		2017		2016
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
Outstanding at beginning of year	389	$18.39	906	$20.00	774	$18.78
Granted	1,114	23.05	461	18.72	325	24.35
Vested	—	—	(714)	18.09	—	—
Forfeited	(434)	19.06	(264)	25.33	(193)	24.51
Outstanding at end of year	1,069	$22.97	389	$18.39	906	$20.00
The total fair value of awards vested in 2017 was $16.3 million. No awards vested in 2018 or 2016.
At December 30, 2018, the total unrecognized compensation cost related to all nonvested awards was $11.4 million. That cost is expected to be recognized over a weighted average period of 1.42 years.
Historically, we have issued new shares to satisfy award conversions.
17. RESTRUCTURING-RELATED ACTIVITIES
In 2018, the Company elected to close its 40 North Foods product incubator operation located in Boulder, Colorado. Implementation of this restructuring initiative is expected to result in total pre-tax charges of approximately $0.7 million, and approximately $0.6 million of these charges are estimated to result in cash outlays. These activities were initiated in the second quarter of 2018 and are expected to be substantially completed by the third quarter of 2019.
In 2017, the Company initiated a restructuring initiative to capitalize on cost-saving opportunities within its GNP operations located in Luverne, Minnesota and St. Cloud, Minnesota. Implementation of the initiative is expected to result in total pre-tax charges of approximately $7.0 million, and approximately $5.4 million of these charges are estimated to result in cash outlays. These activities initiated in the first quarter of 2017 and are expected to be substantially completed by the second quarter of 2020.
The following table provides a summary of our estimates of costs associated with these restructuring initiatives by major type of cost:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Type of Cost	GNP	40 North Foods	Total Estimated Amount Expected to be Incurred
	(In thousands)
Employee termination benefits	$4,074	$449	$4,523
Inventory impairments	472	—	472
Asset impairments	470	103	573
Other charges(a)	1,983	150	2,133
	$6,999	$702	$7,701

(a)
Comprised of other costs directly related to the restructuring initiatives, including prepaid software impairment, St. Cloud, Minnesota office lease costs, Luverne, Minnesota plant closure costs, and Boulder, Colorado office lease costs.

During 2018, the Company recognized the following costs and incurred the following cash outlays related to these restructuring initiatives:

	Expenses	Cash Outlays
	(In thousands)
GNP Initiative:
Employee termination benefits	$936	$1,500
Inventory impairments	(227)	—
Asset impairments	781	—
Other charges	(17)	65
	1,473	1,565
40 North Foods Initiative:
Employee termination benefits	$449	$449
Asset impairments	103	—
Other	115	29
	$2,140	$2,043
During 2017, the Company recognized the following costs and incurred the following cash outlays related to the GNP    restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Employee termination benefits	$3,381	$2,581
Inventory impairments	699	—
Other charges	752	—
	$4,832	$2,581
These expenses are reported in the line item Administrative restructuring charges on the Consolidated and Combined Statements of Income and are recognized in the U.S. segment.
The following table reconciles liabilities and reserves associated with each restructuring initiative from initiative inception to December 30, 2018. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Consolidated Balance Sheets. The ending reserve balance for inventory impairments is reported in the line item Inventories in our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	GNP Initiative				40 North Foods Initiative
	Employee Termination Benefits	Inventory Impairments	Other Charges	Total	Employee Termination Benefits	Other Charges	Total
	(In thousands)
Restructuring charges incurred	$3,381	$699	$752	$4,832	$—	$—	$—
Payments and disposals	(2,581)	—	—	(2,581)	—	—	—
Liability or reserve at December 31, 2017	800	699	752	2,251	—	—	—
Restructuring charges incurred	936	(227)	(17)	692	449	115	564
Payments and disposals	(1,500)	(472)	(735)	(2,707)	(449)	(29)	(478)
Liability or reserve at December 30, 2018	$236	$—	$—	$236	$—	$86	$86
In 2018, the Company also reported impairment costs of $2.6 million related to tangible assets of its Rose Energy Ltd. subsidiary in the line item Administrative restructuring charges on the Consolidated and Combined Statements of Income. This impairment cost was recognized in the U.K. and Europe segment.
In 2017, the Company also reported impairment costs of $3.5 million and $1.5 million related to its Athens, Alabama and Dublin, Ireland plants, respectively, in the line item Administrative restructuring charges on the Consolidated and Combined Statements of Income. The impairment cost related the Athens, Alabama plant was recognized in the U.S. segment, while the impairment cost related to the Dublin, Ireland plant was recognized in the U.K. and Europe segment.

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
Estimated damages incurred by the Company through December 30, 2018 included property and casualty losses related to its facilities totaling $5.2 million and a business interruption loss, resulting primarily from damages suffered by its contract growers and damage to the island’s roadways and power grid, totaling $15.1 million. Pilgrim’s expected to receive insurance proceeds in the amount of $11.9 million related to the business interruption loss and had recorded a receivable from its insurance provider for that amount. The Company learned in the fourth quarter of 2018 that it was not eligible for the recovery because the actual damage to its facilities was not significant. The Company eliminated the receivable and recognized the business interruption loss in Cost of sales in the Consolidated and Combined Statements of Income. This loss was recognized in the U.S. segment.
19. RELATED PARTY TRANSACTIONS
Pilgrim's has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2018	2017	2016
	(In thousands)
Sales to related parties:
JBS USA Food Company(c)	$13,843	$15,289	$16,534
JBS Five Rivers	7,096	31,004	14,126
JBS Global (UK) Ltd.	—	44	122
JBS Chile Ltda.	60	178	615
J&F Investimentos Ltd.	—	104	69
Combo, Mercado de Congelados	159	—	—
Seara International Ltd.	—	104	4
JBS Toledo NV	—	—	143
Rigamonti Salumificio S.P.A.	—	—	3
Total sales to related parties	$21,158	$46,723	$31,616

Cost of goods purchased from related parties:
JBS USA Food Company(c)	$117,596	$101,685	$139,476
Seara Meats B.V.	36,223	13,949	21,038
JBS Aves Ltda.	1,123	—	—
Seara International Ltd.	—	11,236	2,746
JBS Toledo NV	445	231	123
JBS Global (UK) Ltd.	21	—	—
Rigamonti Salumificio S.P.A.	—	—	15
Total cost of goods purchased from related parties	$155,408	$127,101	$163,398

Expenditures paid by related parties:
JBS USA Food Company(d)	$62,189	$40,313	$40,519
JBS S.A.	—	3,777	8,125
JBS Chile Ltda.	33	—	—
Seara Alimentos	—	64	—
Total expenditures paid by related parties	$62,222	$44,154	$48,644

Expenditures paid on behalf of related parties:
JBS USA Food Company(d)	$9,192	$5,376	$10,586
JBS S.A.	170	5	86
Seara International Ltd.	45	—	72
Seara Meats B.V.	—	12	—
Rigamonti Salumificio S.P.A.	—	—	3
Total expenditures paid on behalf of related parties	$9,407	$5,393	$10,747

Other related party transactions:
Letter of credit fees(a)	$—	$—	$202
Capital contribution (distribution) under tax sharing agreement(b)	(525)	5,558	5,038
Total other related party transactions	$(525)	$5,558	$5,240

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2018	2017
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(c)	$1,236	$2,826
JBS Chile Ltda.	—	108
Combo, Mercado de Congelados	79	—
Seara International Ltd.	16	15
Seara Meats B.V.	—	2
Total accounts receivable from related parties	$1,331	$2,951

Accounts payable to related parties:
JBS USA Food Company(c)	$5,121	$440
Seara Meats B.V.	2,142	2,410
JBS Chile Ltda.	6	—
JBS Toledo	—	39
Total accounts payable to related parties	$7,269	$2,889

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

(b)
The Company entered into a tax sharing agreement during 2014 with JBS USA Holdings effective for tax years starting 2010. The net tax payable for tax year 2018 was accrued in 2018 and was paid in 2019. The net tax receivable for tax year 2017 was accrued in 2017 and was paid in 2018. The net tax receivable for tax year 2016 was accrued in 2016 and paid in January 2017.

(c)
We routinely execute transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of December 30, 2018 and December 31, 2017, the outstanding payable to JBS USA was $5.1 million and $0.4 million, respectively. As of December 30, 2018 and December 31, 2017, the outstanding receivable from JBS USA was $1.2 million and $2.8 million, respectively. As of December 30, 2018, approximately $1.1 million of goods from JBS USA were in transit and not reflected on our Consolidated Balance Sheet.

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

20. COMMITMENTS AND CONTINGENCIES
General
The Company is a party to many routine contracts in which it provide general indemnities in the normal course of business to third parties for various risks. Among other considerations, the Company has not recorded a liability for any of these indemnities because, based upon the likelihood of payment, the fair value of such indemnities would not have a material impact on our financial condition, results of operations and cash flows.
Purchase Obligations
The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, wheat and electricity. At December 30, 2018, the Company was party to outstanding purchase contracts totaling $433.8 million and $6.7 million payable in 2019 and 2020, respectively. There were no outstanding purchase contracts in 2021.
Operating Leases
The Consolidated and Combined Statements of Income include rental expense for operating leases of approximately $60.3 million, $59.0 million and $56.9 million in 2018, 2017 and 2016, respectively. The Company’s future minimum lease commitments under noncancelable operating leases are as follows (in thousands):

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2019	$84,220
2020	63,196
2021	53,908
2022	45,557
2023	36,136
Thereafter	66,637
Total	$349,654
Certain of the Company’s operating leases include rent escalations. The Company includes the rent escalation in its minimum lease payments obligations and recognizes them as a component of rental expense on a straight-line basis over the minimum lease term.
The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. The maximum potential amount of the residual value guarantees is estimated to be approximately $55.9 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial. The Company historically has not experienced significant payments under similar residual guarantees.
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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 2017 and January 2019, eighteen individual direct action complaints (Affiliated Foods, Inc., et al., v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al, Case No. 1:18-cv-00700; US Foods Inc. v. Tyson Foods Inc., et al, Case No. 1:18-cv-00702; Action Meat Distributors, Inc. et al., v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Holdings, LLC, v. Tyson Foods, Inc. et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc. et al., v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ's Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer); Shamrock Foods Company and United Food Service, Inc. v. Tyson Foods, Inc., et al., Case No. 18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 19-cv-00354), and Hooters of America, LLC v. Tyson Foods, Inc., et al, Case No. 1:19-cv-00390 (N.D. Ill.) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities, the allegations of which largely mirror those in the class action complaints. Substantial completion of document discovery for most Defendants, including PPC, occurred on July 18, 2018. The Court’s scheduling order currently requires completion of fact discovery on October 14, 2019; class certification briefing and expert reports proceeding from November 12, 2019 to July 14, 2020; and summary judgment to proceed 60 days after the Court rules on motions for class certification. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (i) the Company colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) PPC’s revenues during the class period were the result of illegal conduct and (iv) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive. On April 4, 2017, the Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. As of January 18, 2019, plaintiff has not yet filed a Second Amended Complaint.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Court initially held oral argument on January 19, 2018, during which it considered and granted only motions from certain other defendants who were challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma court occurred on April 20, 2018. Rulings on the motion are pending. In addition, on March 12, 2018, the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) enjoined plaintiffs from litigating the Grower Litigation complaint as pled against the Company because allegations in the consolidated complaint violate the confirmation order relating to the Company’s 2008-2009 bankruptcy proceedings. Specifically, the 2009 bankruptcy confirmation order bars any claims against the Company based on conduct occurring before December 28, 2009. On March 13, 2018, Pilgrim’s notified the trial court of the Bankruptcy Court’s injunction. To date, plaintiffs have not amended the consolidated complaint to comply with the Bankruptcy Court’s injunction order or the confirmation order.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
In January 2018, a stockholder derivative action entitled Raul v. Nogueira de Souza, et al., was filed in the U.S. District Court for the District of Colorado against the Company, as nominal defendant, as well as the Company’s directors, its Chief Financial Officer, and majority stockholder, JBS S.A. The complaint alleges, among other things, that (i) defendants permitted the Company to omit material information from its proxy statements filed in 2014 through 2017 related to the conduct of Wesley Mendonça Batista and Joesley Mendonça Batista, (ii) the individual defendants and JBS S.A. breached their fiduciary duties by failing to prevent the Company and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Litigation and (iii) issuing false and misleading statements as alleged in the Hogan class action litigation. On May 17, 2018, the plaintiffs filed an unopposed motion to stay proceedings pending a final resolution of the Hogan class action litigation. The court-ordered deadline for the defendants to file an answer or otherwise respond to the complaint was originally set for July 30, 2018. This deadline was extended to August 31, 2018, at which time the plaintiffs filed an unopposed motion to voluntarily dismiss the complaint without prejudice. The Court granted the plaintiffs’ motion on September 4, 2018.
On January 25, 2018, a stockholder derivative action styled as Sciabacucchi v. JBS S.A., et al., was brought against all of PPC’s directors, JBS S.A., JBS USA Holding Lux S.à r.l. (“JBS Holding Lux”) and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of the Company’s acquisition of Moy Park. On March 15, 2018, the members of the Batista family were dismissed from the action without prejudice by stipulation. On March 20, 2018, nominal defendant PPC filed its answer. On March 20, 2018, the remaining defendants, including PPC’s directors, JBS S.A., and JBS Holding Lux moved to dismiss the complaint. On April 19, 2018, director defendants Bell, Macaluso, and Cooper filed their opening brief in support of their motion to dismiss. On April 19, 2018, defendants JBS S.A., JBS Holding Lux, and director defendants Lovette, Nogueira de Souza, Tomazoni, Farahat, Molina, and de Vasconcellos, Jr. filed their opening brief in support of their motion to dismiss. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. On July 2, 2018, the Chancery granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. On July 3, 2018, the plaintiffs dismissed the Special Committee defendants—Bell, Macaluso and Cooper. On July 9, 2018, the plaintiffs dismissed de Vasconcellos, Jr. and filed their opposition to the motion to dismiss by the entity and non-Special Committee defendants, who filed their reply on August 9, 2018. On November 15, 2018, the parties argued the dismissal of the remaining defendants (JBS S.A.; JBS Holding Lux; and director defendants Lovette, Nogueira de Souza, Tomazoni, Farahat, and Molina) before the Chancery. After arguments concluded, the Chancery asked the parties to submit supplemental briefing on the viability of an additional ground for dismissal. The parties filed their respective supplemental briefs on December 21, 2018. The Chancery has yet to issue it’s decision.
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
J&F Investigation
On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and together with the companies controlled by J&F, the “J&F Group”), a company organized in Brazil and an indirect controlling stockholder of the Company, including a former senior executive and former board members of the Company, entered into plea bargain agreements (collectively, the “Plea Bargain Agreements”) with the Brazilian Federal Prosecutor’s Office (Ministério Público Federal) (the “MPF”) in connection with certain misconduct by J&F and such individuals acting in their capacity as J&F executives. The details of such misconduct are set forth in separate annexes to the Plea Bargain Agreements, and include admissions of payments to politicians and political parties in Brazil during a ten-year period in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On June 5, 2017, J&F, for itself and as the controlling shareholder of the J&F Group companies, entered into a leniency agreement (the “Leniency Agreement”) with the MPF, whereby J&F assumed responsibility for the conduct that was described in the annexes to the Plea Bargain Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of 10.3 billion Brazilian reais, adjusted for inflation, over a 25-year period. Various proceedings by Brazilian governmental authorities remain pending against J&F and certain of its officers to potentially invalidate the Plea Bargain Agreements and impose more severe penalties for additional alleged misconduct that were not disclosed in the annexes to the Plea Bargain Agreements.
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
Any further developments in these, or other, matters involving the controlling shareholders, directors, or officers of J&F, or other parties affiliated with us, could subject JBS S.A. and its subsidiaries (including the Company) to potential fines or penalties, may materially adversely affect the public perception or reputation of JBS S.A. and its subsidiaries (including the Company) and could have a material adverse effect on JBS S.A. and its subsidiaries (including the Company).
21. MARKET RISKS AND CONCENTRATIONS
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. The Company does not have a single customer that exceeds the 10% of net sales. For the year ended December 30, 2018, our largest single customer was 6.3% of net sales. The Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.
As of December 30, 2018, we employed approximately 31,100 persons in the U.S., approximately 10,700 persons in Mexico and approximately 10,300 persons in the U.K. and Europe. Approximately 37.1% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2019 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
At December 30, 2018, the aggregate carrying amount of net assets belonging to our Mexico and U.K. and Europe operations was $829.7 million and $1.6 billion, respectively. At December 31, 2017, the aggregate carrying amount of net assets belonging to our Mexico and U.K. and Europe operations was $711.2 million and $1.4 billion, respectively.
22. BUSINESS SEGMENT AND GEOGRAPHIC REPORTING
The Company operates in three reportable business segments, U.S., U.K. and Europe, and Mexico. The Company measures segment profit as operating income. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Net sales to customers by customer location and long-lived assets are as follows:

	December 30, 2018	December 31, 2017	December 25, 2016
	(In thousands)
Net sales
U.S.	$7,425,661	$7,443,222	$6,671,403
U.K. and Europe	2,148,666	1,996,319	1,947,441
Mexico	1,363,457	1,328,322	1,259,720
Total	$10,937,784	$10,767,863	$9,878,564

	December 30, 2018	December 31, 2017	December 25, 2016
	(In thousands)
Operating income
U.S.	$291,381	$841,492	$572,558
U.K. and Europe	84,524	77,105	78,572
Mexico	119,649	153,631	140,857
Elimination	132	94	95
Total operating income	$495,686	$1,072,322	$792,082
Interest expense, net of capitalized interest	162,812	107,183	75,636
Interest income	(13,811)	(7,730)	(2,301)
Foreign currency transaction gain	17,160	(2,659)	4,055
Miscellaneous, net	(2,702)	(6,538)	(9,344)
Income before income taxes	$332,227	$982,066	$724,036

	December 30, 2018	December 31, 2017	December 25, 2016
	(In thousands)
Net sales to customers by customer location:
U.S.	$7,173,280	$7,452,758	$6,460,787
Mexico	1,411,727	1,019,170	1,180,947
Asia	158,864	136,144	101,209
Canada, Caribbean and Central America	26,450	114,543	152,516
Africa	21,286	29,905	17,117
Europe	2,134,822	2,000,843	1,952,192
South America	10,704	13,279	11,955
Pacific	651	1,221	1,841
Total	$10,937,784	$10,767,863	$9,878,564

	December 30, 2018	December 31, 2017	December 25, 2016
	(In thousands)
Depreciation and amortization:
U.S.	$201,126	$199,749	$151,527
U.K. and Europe	51,108	51,040	51,193
Mexico	27,423	27,003	28,988
Total	$279,657	$277,792	$231,708

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 30, 2018	December 31, 2017
	(In thousands)
Long-lived assets(a):
U.S.	$1,506,217	$1,437,220
U.K. and Europe	359,621	368,521
Mexico	295,864	289,406
Total	$2,161,702	$2,095,147

(a)
For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

The following table sets forth, for the periods beginning with 2016, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of products.

	2018	2017	2016
	(In thousands)
U.S. chicken:
Fresh chicken	$5,959,458	$5,700,503	$4,627,137
Prepared chicken	773,983	950,378	1,269,010
Export and other chicken	258,732	213,595	313,827
Total U.S. chicken	6,992,173	6,864,476	6,209,974
U.K. and Europe chicken:
Fresh chicken	925,124	846,575	811,127
Prepared chicken	865,864	792,284	794,880
Export and other chicken	303,921	318,699	283,276
Total U.K. and Europe chicken	2,094,909	1,957,558	1,889,283
Mexico chicken:
Fresh chicken	1,252,403	1,245,144	1,154,355
Prepared chicken	76,860	58,512	91,289
Total Mexico chicken	1,329,263	1,303,656	1,245,644
Total chicken	10,416,345	10,125,690	9,344,901
Other products:
U.S.	433,488	578,746	461,429
U.K. and Europe	53,757	38,761	58,158
Mexico	34,194	24,666	14,076
Total other products	521,439	642,173	533,663
Total net sales	$10,937,784	$10,767,863	$9,878,564

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

23. QUARTERLY RESULTS (UNAUDITED)

2018	First (a)	Second(b)	Third(c)	Fourth(d)	Year
	(In thousands, except per share data)
Net sales	$2,746,678	$2,836,713	$2,697,604	$2,656,789	$10,937,784
Gross profit	287,665	274,222	169,741	111,848	843,476
Net income (loss) attributable to PPC common stockholders	119,418	106,541	29,310	(7,324)	247,945
Net income per share amounts - basic	0.48	0.43	0.12	(0.03)	1.00
Net income per share amounts - diluted	0.48	0.43	0.12	(0.03)	1.00
Number of days in period	91	91	91	91	364

2017	First(e)	Second(f)	Third(g)	Fourth(h)	Year
	(In thousands, except per share data)
Net sales	$2,479,340	$2,752,286	$2,793,885	$2,742,352	$10,767,863
Gross profit	256,388	474,838	478,584	261,804	1,471,614
Net income attributable to PPC common stockholders	93,921	233,641	232,680	134,337	694,579
Net income per share amounts - basic	0.38	0.94	0.94	0.54	2.79
Net income per share amounts - diluted	0.38	0.94	0.93	0.54	2.79
Number of days in period	91	91	91	98	371

2016	First	Second	Third	Fourth(i)	Year
	(In thousands, except per share data)
Net sales	$2,460,410	$2,551,990	$2,495,281	$2,370,883	$9,878,564
Gross profit	284,257	337,796	253,060	228,870	1,103,983
Net income attributable to PPC common stockholders	118,371	152,886	98,657	70,618	440,532
Net income per share amounts - basic	0.46	0.60	0.39	0.29	1.74
Net income per share amounts - diluted	0.46	0.60	0.39	0.28	1.73
Number of days in period	91	91	91	91	364

(a)
In the first quarter of 2018, the Company recognized impairment charges of approximately $0.5 million related to the Luverne, Minnesota plant held for sale. Also in the first quarter of 2018, the Company had transaction costs of approximately $0.2 million related to the acquisition of Moy Park and GNP.

(b)	In the second quarter of 2018, the Company recognized impairment charges of approximately $0.1 million related to its 40 North Foods leasehold improvements.

(c)	In the third quarter of 2018, the Company recognized impairment charges of approximately $0.3 million related to the Luverne, Minnesota plant held for sale.

(d)
In the fourth quarter of 2018, the Company recognized impairment charges of approximately $2.6 million related to Rose Energy Ltd. within its U.K. and Europe segment. Also in the fourth quarter of 2018, the Company recognized nonrecurring charges of $3.0 million and $11.9 million related to Hurricane Michael and Hurricane Maria, respectively. Hurricane Michael hit the Company’s Live Oak complex in October 2018, causing two days of plant closure. Hurricane Maria hit the Company’s Puerto Rico complex in September 2017, causing six months of plant closure.

(e)
On January 6, 2017, the Company acquired 100% of the membership interests of GNP from Maschhoff Family Foods, LLC for a cash purchase price of $350 million. In the first quarter, the Company had transaction costs of approximately $0.6 million for the acquisition of GNP.

(f)	In the second quarter of 2017, the Company recognized impairment charges of approximately $3.5 million related to its Athens, Alabama plant held for sale.

(g)	In the third quarter of 2017, the Company had transaction costs of approximately $15.0 million for the acquisition of Moy Park.

(h)	In the fourth quarter of 2017, the Company had transaction costs of approximately $4.5 million for the acquisition of Moy Park.

(i)	In the fourth quarter of 2016, the Company recognized impairment charges of $0.8 million and $0.3 million related to its Dallas, Texas and Bossier City, Louisiana plants held for sale.

SCHEDULE II
PILGRIM’S PRIDE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged to Operating Results	Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Trade Accounts and Other Receivables—
Allowance for Doubtful Accounts:
2018	$8,145	$1,633	$(39)	$1,682	(a)	$8,057
2017	6,661	2,683	339	1,538	(a)	8,145
2016	9,381	1,172	(452)	3,440	(a)	6,661
Trade Accounts and Other Receivables—
Allowance for Sales Adjustments:
2018	$9,477	$254,135	$—	$250,625	(b)	$12,987
2017	4,874	185,198	—	180,595	(b)	9,477
2016	5,662	199,423	—	200,211	(b)	4,874
Deferred Tax Assets—
Valuation Allowance:
2018	$14,479	$11,776	$—	$105	(c)	$26,150
2017	25,611	—	—	11,132	(c)	14,479
2016	27,300	—	—	1,689	(c)	25,611
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
As of December 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the fifty-two weeks ended December 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 30, 2018, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, PPC's management assessed the design and operating effectiveness of internal control over financial reporting as of December 30, 2018 based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control Integrated Framework (2013). Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 30, 2018. KPMG LLP, an independent registered public accounting firm, has issued an unqualified report on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2018. That report is included in this Item 9A of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Pilgrims Pride Corporation:
Opinion on Internal Control over Financial Reporting
We have audited Pilgrim’s Pride Corporation’s (the Company) internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2018 and December 31, 2017, and the related consolidated and combined statements of income, comprehensive income, stockholders’ equity, and cash flows for the fifty-two weeks ended December 30, 2018, the fifty-three weeks ended December 31, 2017, the fifty-two weeks ended December 25, 2016, and related notes and financial statement schedule II, and our report dated February 13, 2019 expressed an unqualified opinion on those consolidated and combined financial statements.
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
February 13, 2019

PART III
Item 10. Directors and Executive Officers and Corporate Governance
Certain information regarding our executive officers has been presented under “Executive Officers” included in “Item 1. Business,” above.
Reference is made to the sections entitled “Security Ownership,” “Election of JBS Directors,” “Election of Equity Directors and the Founder Director,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board of Directors” and “Related Party Transactions” of the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
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
Item 11. Executive Compensation
Reference is made to the sections entitled “Security Ownership,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “2018 Director Compensation Table,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” of the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan Category(a)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by securities holders	—	—	4,145,922
Equity compensation plans not approved by securities holders	—	—	—
Total	—	—	4,145,922

(a)
The table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 30, 2018. For additional information concerning terms of the LTIP, see “Note 16. Incentive Compensation” of our Consolidated and Combined Financial Statements included in this annual report.

Reference is made to the section entitled “Security Ownership,” of the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which section is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the sections entitled “Corporate Governance” and “Related Party Transactions” of the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which sections are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders.

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

(3)	The financial statements schedule entitled “Valuation and Qualifying Accounts and Reserves” is filed as part of this annual report on page 105.

(b)	Exhibits
Exhibit Number

2.1	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

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

10.22
Multicurrency Revolving Facility Agreement, dated as of June 2, 2018, by and among Moy Park Holdings (Europe) Limited, certain of its subsidiaries, the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on June 12, 2018).

10.23
Fourth Amended and Restated Credit Agreement, dated as of July 20, 2018, by and among Pilgrim’s Pride Corporation, certain of its subsidiaries, CoBank ACB, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on July 24, 2018).

10.24
Revolving Line of Credit Agreement, dated as of December 14, 2018, by and among Banco del Bajío, Sociedad Anónima, Institución de Banca Múltiple as lender, Avícola Pilgrim’s Pride de México, Sociedad Anónima de Capital Variable as borrower, and Comercializadora de Carnes de México, Sociedad de Responsabilidad Limitada de Capital Variable, Pilgrim’s Pride, Sociedad de Responsabilidad Limitada de Capital Variable, and Pilgrim’s Operaciones Laguna, Sociedad de Responsabilidad Limitada de Capital Variable, as guarantors (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 20, 2018).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2019.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gilberto Tomazoni	Chairman of the Board	February 13, 2019
Gilberto Tomazoni

/s/ William W. Lovette	President and Chief Executive Officer	February 13, 2019
William W. Lovette	(Principal Executive Officer)

Chief Financial Officer
/s/ Fabio Sandri	(Principal Financial Officer and	February 13, 2019
Fabio Sandri	Principal Accounting Officer)

/s/ David E. Bell	Director	February 13, 2019
David E. Bell

/s/ Michael L. Cooper	Director	February 13, 2019
Michael L. Cooper

/s/ Wallim Cruz de Vasconcellos Junior	Director	February 13, 2019
Wallim Cruz de Vasconcellos Junior

/s/ Charles Macaluso	Director	February 13, 2019
Charles Macaluso

/s/ Denilson Molina	Director	February 13, 2019
Denilson Molina

/s/ Andre Nogueira de Souza	Director	February 13, 2019
Andre Nogueira de Souza