Form 10-Q
period 2019-03-31
PILGRIMS PRIDE CORP
filed 2019-05-02
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______ to _______
Commission File number 1-9273

PILGRIM’S PRIDE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1285071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1770 Promontory Circle, Greeley, CO	80634-9038
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (970) 506-8000
(Former name, former address and former fiscal year, if changed since last report.)

Title of each class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, Par Value $0.01	PPC	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of May 1, 2019, was 249,419,815.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 30, 2018
	(In thousands)
Cash and cash equivalents	$378,518	$338,386
Restricted cash and cash equivalents	20,373	23,192
Trade accounts and other receivables, less allowance for doubtful accounts	564,055	561,549
Accounts receivable from related parties	854	1,331
Inventories	1,166,002	1,159,519
Income taxes receivable	31,985	38,479
Prepaid expenses and other current assets	124,265	112,023
Assets held for sale	178	178
Total current assets	2,286,230	2,234,657
Deferred tax assets	4,166	4,248
Other long-lived assets	16,275	16,717
Identified intangible assets, net	569,870	564,128
Goodwill	970,640	949,750
Operating lease assets, net	330,040	—
Property, plant and equipment, net	2,195,706	2,161,702
Total assets	$6,372,927	$5,931,202

Accounts payable	$818,482	$830,059
Accounts payable to related parties	5,550	7,269
Revenue contract liability	25,812	33,328
Accrued expenses and other current liabilities	472,365	386,941
Income taxes payable	7,884	8,221
Current maturities of long-term debt	27,637	30,405
Total current liabilities	1,357,730	1,296,223
Noncurrent operating lease liability, less current maturities	252,281	—
Long-term debt, less current maturities	2,303,735	2,295,190
Noncurrent income taxes payable	7,731	7,731
Deferred tax liabilities	236,931	237,422
Other long-term liabilities	70,019	75,051
Total liabilities	4,228,427	3,911,617
Common stock	2,609	2,604
Treasury stock	(231,994)	(231,994)
Additional paid-in capital	1,947,013	1,945,136
Retained earnings	505,899	421,888
Accumulated other comprehensive loss	(88,926)	(127,834)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,134,601	2,009,800
Noncontrolling interest	9,899	9,785
Total stockholders’ equity	2,144,500	2,019,585
Total liabilities and stockholders’ equity	$6,372,927	$5,931,202
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
	(In thousands, except per share data)
Net sales	$2,724,675	$2,746,678
Cost of sales	2,505,736	2,459,013
Gross profit	218,939	287,665
Selling, general and administrative expense	81,924	85,283
Administrative restructuring activity	(27)	789
Operating income	137,042	201,593
Interest expense, net of capitalized interest	33,562	50,300
Interest income	(3,340)	(1,590)
Foreign currency transaction loss (gain)	2,636	(1,721)
Miscellaneous, net	(357)	(1,617)
Income before income taxes	104,541	156,221
Income tax expense	20,416	36,997
Net income	84,125	119,224
Less: Net income (loss) attributable to noncontrolling interests	114	(194)
Net income attributable to Pilgrim’s Pride Corporation	$84,011	$119,418

Weighted average shares of Pilgrim's Pride Corporation common stock outstanding:
Basic	249,167	248,838
Effect of dilutive common stock equivalents	390	151
Diluted	249,557	248,989

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.34	$0.48
Diluted	$0.34	$0.48
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Net income	$84,125	$119,224
Other comprehensive income:
Foreign currency translation adjustment
Gains arising during the period	37,442	52,565
Income tax effect	—	(37)
Derivative financial instruments designated as cash flow hedges
Losses arising during the period	(898)	(15)
Reclassification to net earnings for losses (gains) realized	(221)	250
Available-for-sale securities
Gains arising during the period	22	374
Income tax effect	(5)	(91)
Reclassification to net earnings for gains realized	(135)	(172)
Income tax effect	34	42
Defined benefit plans
Gains arising during the period	3,200	5,899
Income tax effect	(779)	(1,434)
Reclassification to net earnings of losses realized	328	301
Income tax effect	(80)	(73)
Total other comprehensive income, net of tax	38,908	57,609
Comprehensive income	123,033	176,833
Less: Comprehensive income (loss) attributable to noncontrolling interests	114	(194)
Comprehensive income attributable to Pilgrim's Pride Corporation	$122,919	$177,027
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 30, 2018	260,396	$2,604	(11,431)	$(231,994)	$1,945,136	$421,888	$(127,834)	$9,785	$2,019,585
Net income	—	—	—	—	—	84,011	—	114	84,125
Other comprehensive income, net of tax	—	—	—	—	—	—	38,908	—	38,908
Share-based compensation plans:
Common stock issued under compensation plans	459	5	—	—	(5)	—	—	—	—
Requisite service period recognition	—	—	—	—	1,882	—	—	—	1,882
Balance at March 31, 2019	260,855	$2,609	(11,431)	$(231,994)	$1,947,013	$505,899	$(88,926)	$9,899	$2,144,500

Balance at December 31, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,932,509	$173,943	$(31,140)	$9,505	$1,855,661
Net income (loss)	—	—	—	—	—	119,418	—	(194)	119,224
Other comprehensive income, net of tax	—	—	—	—	—	—	57,609	—	57,609
Share-based compensation plans:
Common stock issued under compensation plans	228	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	1,273	—	—	—	1,273
Balance at April 1, 2018	260,396	$2,604	(11,416)	$(231,758)	$1,933,780	$293,361	$26,469	$9,311	$2,033,767
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Cash flows from operating activities:
Net income	$84,125	$119,224
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	67,182	67,444
Loan cost amortization	1,201	1,757
Share-based compensation	1,882	1,273
Foreign currency transaction loss (gain) related to borrowing arrangements	(1,034)	5,745
Deferred income tax benefit	(4,089)	(4,735)
Accretion of discount related to Senior Notes	246	76
Amortization of premium related to Senior Notes	(167)	(167)
Loss (gain) on property disposals	(108)	80
Gain on equity-method investments	(16)	(16)
Noncash loss on early extinguishment of debt	—	3,918
Asset impairment	—	470
Changes in operating assets and liabilities:
Trade accounts and other receivables	2,381	(61,945)
Inventories	(1,368)	19,541
Prepaid expenses and other current assets	(11,479)	(20,777)
Accounts payable, accrued expenses and other current liabilities	(21,968)	(29,171)
Income taxes	6,579	(98,784)
Long-term pension and other postretirement obligations	(1,315)	(2,759)
Other operating assets and liabilities	(1,683)	(534)
Cash provided by operating activities	120,369	640
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(87,941)	(76,681)
Proceeds from property disposals	539	1,021
Cash used in investing activities	(87,402)	(75,660)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	67,193	502,341
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(62,293)	(433,550)
Proceeds (payment) from equity contribution (distribution) under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	(525)	5,558
Payment of capitalized loan costs	(458)	(4,061)
Cash provided by financing activities	3,917	70,288
Effect of exchange rate changes on cash and cash equivalents	429	6,669
Increase in cash, cash equivalents and restricted cash	37,313	1,937
Cash, cash equivalents and restricted cash, beginning of period	361,578	589,531
Cash, cash equivalents and restricted cash, end of period	$398,891	$591,468
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken products to approximately 100 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of March 31, 2019, Pilgrim’s had approximately 52,100 employees and the capacity to process approximately 45.3 million birds per work week for a total of more than 13.0 billion pounds of live chicken annually. Approximately 5,000 contract growers supply poultry for the Company’s operations. As of March 31, 2019, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.4% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 29, 2019. For further information, refer to the consolidated and combined financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 30, 2018.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2019) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year.
The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
The Condensed Consolidated Financial Statements have been prepared in conformity with U.S. GAAP using management’s best estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. Significant estimates made by the Company include the allowance for doubtful accounts, reserves related to inventory obsolescence or valuation, useful lives of long-lived assets, goodwill, valuation of deferred tax assets, insurance accruals, valuation of pension and other postretirement benefits obligations, income tax accruals, certain derivative positions and valuations of acquired businesses.

The functional currency of the Company's U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K. and Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company's operations in France and the Netherlands is the euro. For foreign currency-denominated entities other than the Company's Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. For the Company's Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records, as well as foreign currency transaction gains and losses, are reflected in Foreign currency transaction loss (gain) in the Condensed Consolidated Statements of Income.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease assets, net, Accrued expenses and other current liabilities, and Noncurrent operating lease liabilities, less current maturities, in our Condensed Consolidated Balance Sheet. Finance leases are included in Property, plant and equipment, net, Current portion of long-term debt, and Long-term debt, less current maturities, in our Condensed Consolidated Balance Sheet.
Beginning with the adoption of Accounting Standards Update (“ASU”) 2016-02 on December 31, 2018, operating lease assets and operating lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease asset also includes any lease payments made, including upfront costs and prepayments, and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate a lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with a corresponding reduction to the operating lease asset.
The Company has lease agreements with lease and non-lease components. Beginning in 2019, lease and non-lease components are generally accounted for separately. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. The Company's finance lease agreements are immaterial.
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2019	December 30, 2018
	(In thousands)
Cash and cash equivalents	$378,518	$338,386
Restricted cash	20,373	23,192
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$398,891	$361,578

Recent Accounting Pronouncements Adopted as of March 31, 2019
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), along with several updates, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity may elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or the beginning of the period of adoption using a cumulative-effect adjustment approach. We adopted the new standard on December 31, 2018 and recognized and measured leases at the beginning of the period of adoption. We elected the package of practical expedients available under the transition guidance which, among other things, allows the carry-forward of historical lease classification. The Company also elected the practical expedient allowing use of hindsight in assessing the lease term. We made an accounting policy election to not apply the new guidance to leases with a term of 12 months or less and will recognize those payments in the Condensed Consolidated Statement of Income on a straight-line basis over the lease term. We implemented a system solution for administering our leases and facilitating compliance with the new guidance. Adoption of the standard had a material impact on our Condensed Consolidated Balance Sheet as a result of the increase in assets and liabilities from recognition of operating lease assets and operating lease liabilities. However, the standard did not have a material impact on our Condensed Consolidated Statement of Income.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, an accounting standard update that simplifies the application of hedge accounting guidance in current GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Among the simplification updates, the standard eliminates the requirement in current GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The standard requires the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The standard is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is permitted. We have adopted this standard as of December 31, 2018. The adoption of this guidance did not have a material impact on our financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, an accounting standard update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. The Company will not reclassify the stranded tax effects associated with the U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. We adopted this standard as of December 31, 2018. The adoption of this guidance did not have a material impact on our financial statements.
In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, an accounting standard update to improve non-employee share-based payment accounting. The accounting standard update more closely aligns the accounting for employee and non-employee share based payments. The accounting standards update is effective as of the beginning of our 2019 calendar year with early adoption permitted. We adopted this standard as of December 31, 2018. The adoption of this guidance did not have a material impact on our financial statements.
Recent Accounting Pronouncements Not Yet Adopted as of March 31, 2019
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of the new guidance will be effective as of the beginning of our 2020 fiscal year. Early adoption is permitted after our 2018 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.
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
As of March 31, 2019 and December 30, 2018, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments and foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	March 31, 2019
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$2,207	$2,207
Commodity options instruments	1,384	1,384
Foreign currency instruments	1,009	1,009
Fair value liabilities:
Commodity futures instruments	(7,677)	(7,677)
Commodity options instruments	(3,439)	(3,439)
Foreign currency instruments	(2,034)	(2,034)

	December 30, 2018
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$2,244	$2,244
Foreign currency instruments	1,311	1,311
Fair value liabilities:
Commodity futures instruments	(1,479)	(1,479)
Commodity option instruments	(3,312)	(3,312)
Foreign currency instruments	(6,649)	(6,649)

See “Note 6. Derivative Financial Instruments” for additional information.
The valuation of financial assets and liabilities classified in Level 1 is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of financial assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations. For each class of assets and liabilities not measured at fair value in the Condensed Consolidated Balance Sheets but for which fair value is disclosed, the Company is not required to provide the quantitative disclosure about significant unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy.

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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	March 31, 2019		December 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(1,002,396)	$(1,014,930)	$(1,002,497)	$(937,300)
Fixed-rate senior notes payable at 5.875%, at Level 1 inputs	(843,896)	(856,333)	(843,717)	(768,188)
Secured loans, at Level 3 inputs	(2,990)	(2,936)	(319)	(319)

See “Note 11. Long-Term Debt and Other Borrowing Arrangements” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 1 fixed-rate debt obligations was based on the quoted market price at March 31, 2019 or December 30, 2018, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows at March 31, 2019 or December 30, 2018, as applicable.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges when required by U.S. GAAP. The Company recognized impairment charges during the thirteen weeks ended April 1, 2018 of $0.5 million within the U.S. segment on such assets. There were no impairment charges on such assets during the thirteen weeks ended March 31, 2019. See “Note 9. Property, Plant and Equipment” for additional detail.

3.	TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	March 31, 2019	December 30, 2018
	(In thousands)
Trade accounts receivable	$524,466	$533,645
Notes receivable - current	4,630	4,630
Other receivables	43,114	31,331
Receivables, gross	572,210	569,606
Allowance for doubtful accounts	(8,155)	(8,057)
Receivables, net	$564,055	$561,549

Accounts receivable from related parties(a)	$854	$1,331

(a)    Additional information regarding accounts receivable from related parties is included in “Note 19. Related Party Transactions.”
Activity in the allowance for doubtful accounts for the thirteen weeks ended March 31, 2019 was as follows (in thousands):

Balance, beginning of period	$(8,057)
Provision charged to operating results	(261)
Account write-offs and recoveries	78
Effect of exchange rate	85
Balance, end of period	$(8,155)

4.	INVENTORIES
Inventories consisted of the following:

	March 31, 2019	December 30, 2018
	(In thousands)
Raw materials and work in process	$744,811	$747,801
Finished products	324,604	317,410
Operating supplies	43,966	43,825
Maintenance materials and parts	52,621	50,483
Total inventories	$1,166,002	$1,159,519

5.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	March 31, 2019		December 30, 2018
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$150,812	$150,812	$135,286	$135,286
Other	88,151	88,151	67,474	67,474

Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains during the thirteen weeks ended March 31, 2019 related to the Company’s available-for-sale securities totaled $2.3 million while gross realized losses were immaterial. Gross realized gains during the thirteen weeks ended April 1, 2018 related to the Company’s available-for-sale securities totaled $0.2 million, while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. No proceeds were received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments during the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the thirteen weeks ended March 31, 2019 and April 1, 2018 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the thirteen weeks ended March 31, 2019 and April 1, 2018 are disclosed in “Note 15. Stockholders’ Equity”.

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
The Company has operations in Mexico and U.K. and Europe and, therefore, has exposure to foreign currency exchange risk when the financial results of those operations are remeasured in U.S. dollars. The Company has purchased foreign currency forward contracts to manage this foreign currency exchange risk.
The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts. This cash collateral is reported in the line item Restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets.
We have not designated certain derivative financial instruments that we have purchased to mitigate commodity purchase or foreign currency transaction exposures on our Mexico operations as cash flow hedges. Items designated as cash flow hedges are disclosed and described further below. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Foreign currency transaction loss (gain) in the Condensed Consolidated Statements of Income.
We have designated certain derivative financial instruments related to our U.K. and Europe segment that we have purchased to mitigate foreign currency transaction exposures as cash flow hedges. Before the settlement date of the financial derivative instruments, we recognize changes in the fair value of the cash flow hedge into accumulated other comprehensive income (“AOCI”). When each derivative financial instrument for which we have designated a cash flow hedge is settled, the amount in AOCI is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income.
The Company recognized net losses of $8.0 million and net gains of $6.4 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	March 31, 2019	December 30, 2018
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$3,591	$2,263
Commodity derivative liabilities	(11,116)	(4,791)
Foreign currency derivative assets	1,009	1,311
Foreign currency derivative liabilities	(2,034)	(6,649)
Cash collateral posted with brokers(a)	20,373	23,192
Derivatives coverage(b):
Corn	12.0%	6.0%
Soybean meal	7.0%	6.0%
Period through which stated percent of needs are covered:
Corn	March 2020	March 2020
Soybean meal	December 2019	December 2019

(a)	Collateral posted with brokers consists primarily of cash, short-term treasury bills, or other cash equivalents.

(b)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Foreign currency derivatives	$(915)	$1
Total	$(915)	$1

	Gain (Loss) Reclassified from AOCI into Income
	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Foreign currency derivatives	$221	$(250)
Total	$221	$(250)

At March 31, 2019, the pre-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months are $0.9 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) to earnings.

7.	GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the thirteen weeks ended March 31, 2019 was as follows:

	December 30, 2018	Currency Translation	March 31, 2019
	(In thousands)
U.S.	$41,936	$—	$41,936
U.K. and Europe	782,207	20,890	803,097
Mexico	125,607	—	125,607
Total	$949,750	$20,890	$970,640

Identified intangible assets consisted of the following:

	December 30, 2018	Amortization	Currency Translation	March 31, 2019
	(In thousands)
Cost:
Trade names	$78,343	$—	$—	$78,343
Customer relationships	247,706	—	2,326	250,032
Non-compete agreements	320	—	—	320
Trade names not subject to amortization	380,067	—	9,891	389,958
Accumulated amortization:
Trade names	(43,552)	(491)	—	(44,043)
Customer relationships	(98,441)	(5,191)	(791)	(104,423)
Non-compete agreements	(315)	(2)	—	(317)
Total	$564,128	$(5,684)	$11,426	$569,870

Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years

At March 31, 2019, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.

8.	LEASES
The Company is party to operating lease agreements for warehouses, office space, vehicle maintenance facilities and livestock growing farms in the U.S., distribution centers, hatcheries and office space in Mexico and farms, processing facilities and office space in the U.K. and Europe. Additionally, the Company leases equipment, over-the-road transportation vehicles and other assets in all three geographic business segments. The Company is also party to a limited number of finance lease agreements in the U.S.
Our leases have remaining lease terms of one year to 20 years, some of which may include options to extend the lease for up to two years and some which may include options to terminate the lease within one year. The exercise of options to extend lease terms is at our sole discretion. Certain leases also include options to purchase the leased property.
Certain lease agreements include rental payment increases over the lease term that can be either fixed or variable. Fixed payment increases and variable payment increases based on an index or rate are included in the initial lease liability using the index or rate at commencement date. Variable payment increases not based on an index are recognized as incurred. Certain lease agreements contain residual value guarantees, primarily vehicle and transportation equipment leases.
The following table presents components of lease expense. Operating lease cost, finance lease amortization and finance lease interest are respectively included in Cost of sales, Selling, general and administrative expense and Interest expense, net of capitalized interest in the Condensed Consolidated Statements of Income.

Thirteen Weeks Ended
March 31, 2019
(In thousands)
Operating lease cost (a)	$25,663
Finance lease cost
Amortization of finance leases	27
Interest on finance leases	3
Short-term and variable lease cost	14,218
Net lease cost	$39,911
(a) Sublease income is immaterial and not included in operating lease costs.
The weighted-average remaining lease term and discount rate for lease liabilities included in our Condensed Consolidated Balance Sheet are as follows:

March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	6.35
Finance leases	1.75
Weighted-average discount rate:
Operating leases	4.80%
Finance leases	8.51%

Supplemental cash flow information related to leases is as follows (in thousands):

Thirteen Weeks Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,994
Financing cash flows from finance leases	27

Operating lease assets obtained in exchange for operating lease liabilities	$22,798

Future minimum lease payments under non-cancellable leases at March 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
For the fiscal years ending December:
Less than one year	$97,683	$98
Year two	68,481	67
Year three	58,476	—
Year four	49,761	—
Year five	39,684	—
Thereafter	73,457	—
Total future minimum lease payments	387,542	165
Less: imputed interest	56,298	12
Present value of lease liabilities	$331,244	$153

Lease liabilities as of March 31, 2019 are included in our Condensed Consolidated Balance Sheet as follows (in thousands):

	Operating Leases	Finance Leases
Accrued expenses and other current liabilities	$78,963	$1
Current maturities of long-term debt	—	88
Noncurrent operating lease liability, less current maturities	252,281	—
Long-term debt, less current maturities	—	64
Total lease liabilities	$331,244	$153

As of March 31, 2019, the Company's operating and finance leases that have not commenced are immaterial.

9.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	March 31, 2019	December 30, 2018
	(In thousands)
Land	$197,988	$196,769
Buildings	1,711,953	1,697,703
Machinery and equipment	2,667,438	2,618,213
Autos and trucks	61,839	59,195
Construction-in-progress	304,431	269,166
PP&E, gross	4,943,649	4,841,046
Accumulated depreciation	(2,747,943)	(2,679,344)
PP&E, net	$2,195,706	$2,161,702

The Company recognized depreciation expense of $61.5 million and $60.6 million during the thirteen weeks ended     March 31, 2019 and April 1, 2018, respectively.

During the thirteen weeks ended March 31, 2019, Pilgrim's spent $87.9 million on capital projects and transferred $56.1 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the thirteen weeks ended March 31, 2019 to improve efficiencies and reduce costs. During the thirteen weeks ended April 1, 2018, the Company spent $76.7 million on capital projects and transferred $43.5 million of completed projects from construction-in-progress to depreciable assets.
During the thirteen weeks ended March 31, 2019, the Company sold miscellaneous equipment for $0.5 million in cash and recognized a net gain on these sales of $0.1 million. During the thirteen weeks ended April 1, 2018, the Company sold certain PP&E for cash of $1.0 million and recognized a net loss on these sales of $0.1 million. PP&E sold in the thirteen weeks ended April 1, 2018 included a processing plant in Alabama and miscellaneous equipment.
Management has committed to the sale of miscellaneous equipment that no longer fit into the operating plans of the Company. The Company is actively marketing these assets for immediate sale and believes a sale of each asset can be consummated within the next 12 months. At both March 31, 2019 and December 30, 2018, the Company reported properties and related assets totaling $0.2 million in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The fair values of the miscellaneous equipment that were classified as assets held for sale as of March 31, 2019 were based on quoted market prices.
The Company has closed or idled various facilities in the U.S. and in the U.K. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At March 31, 2019, the carrying amounts of these idled assets totaled $43.4 million based on depreciable value of $154.4 million and accumulated depreciation of $111.0 million.
At March 31, 2019, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.

10.	CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	March 31, 2019	December 30, 2018
	(In thousands)
Accounts payable:
Trade accounts	$734,960	$744,105
Book overdrafts	66,080	69,475
Other payables	17,442	16,479
Total accounts payable	818,482	830,059
Accounts payable to related parties(a)	5,550	7,269
Revenue contract liability(b)	25,812	33,328
Accrued expenses and other current liabilities:
Compensation and benefits	148,666	149,507
Interest and debt-related fees	32,785	33,596
Insurance and self-insured claims	79,254	80,990
Current maturities of operating lease liabilities	78,963	—
Derivative liabilities:
Commodity futures	7,677	1,479
Commodity options	3,439	3,312
Foreign currency derivatives	2,034	6,649
Other accrued expenses	119,547	111,408
Total accrued expenses and other current liabilities	472,365	386,941
	$1,322,209	$1,257,597

(a)    Additional information regarding accounts payable to related parties is included in “Note 19. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 13. Revenue Recognition.”
11.    LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	March 31, 2019	December 30, 2018
		(In thousands)
Long-term debt and other long-term borrowing arrangements:
Senior notes payable, net of premium and discount at 5.75%	2025	$1,002,396	$1,002,497
Senior notes payable, net of discount at 5.875%	2027	843,896	843,717
U.S. Credit Facility (defined below):
Term note payable at 3.65%	2023	493,750	500,000
Revolving note payable at 5.25%	2023	—	—
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	14,471	—
Moy Park France Invoice Discounting Revolver with payables at EURIBOR plus 0.8%	2019	—	2,277
Moy Park Credit Agricole Bank Overdraft with notes payable at EURIBOR plus 1.50%	On Demand	—	88
Mexico Credit Facility (defined below) with notes payable at TIIE plus 0.95%	2023	—	—
Secured loans with payables at weighted average of 3.80%	Various	2,990	319
Finance lease obligations	Various	152	3,707
Long-term debt		2,357,655	2,352,605
Less: Current maturities of long-term debt		(27,637)	(30,405)
Long-term debt, less current maturities		2,330,018	2,322,200
Less: Capitalized financing costs		(26,283)	(27,010)
Long-term debt, less current maturities, net of capitalized financing costs:		$2,303,735	$2,295,190

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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of March 31, 2019, the Company had Term Loans outstanding totaling $493.8 million and the amount available for borrowing under the revolving loan commitment was $708.4 million. The Company had letters of credit of $41.6 million and no borrowings outstanding under the revolving loan commitment as of March 31, 2019.
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
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (i) LIBOR or, in relation to any loan in euros, EURIBOR, plus (ii) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of March 31, 2019, the U.S. dollar-equivalent loan commitment, borrowing availability, and outstanding borrowings under the Bank of Ireland Facility Agreement were $130.3 million, $115.8 million, and $14.5 million, respectively.
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
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was decreased by 50 percent in June 2018. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus 0.80%. As of March 31, 2019, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $11.2 million. There were no outstanding borrowings under the Invoice Discounting Facility as of March 31, 2019.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
Moy Park Credit Agricole Bank Overdraft
On December 3, 2018, Moy Park entered into an unsecured €0.5 million bank overdraft agreement (the “Overdraft Agreement”) with Credit Agricole. The Overdraft Agreement is payable on demand and can be cancelled anytime by the Company or Credit Agricole. Outstanding borrowings under the Overdraft Agreement bears interest at a per annum rate equal to EURIBOR plus 1.50%. As of March 31, 2019, there were no outstanding borrowing under the Overdraft Agreement.
Mexico Credit Facility
On December 14, 2018, certain of the Company's Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. The U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility is $77.2 million. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.50%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14,  2023.
12.    INCOME TAXES
The Company recorded income tax expense of $20.4 million, a 19.5% effective tax rate, for the thirteen weeks ended March 31, 2019 compared to income tax expense of $37.0 million, a 23.7% effective tax rate, for the thirteen weeks ended April 1, 2018. The decrease in income tax expense in 2019 resulted primarily from a reduction in pre-tax income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 31, 2019, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the thirteen weeks ended March 31, 2019 and April 1, 2018, there is a tax effect of $(0.8) million and $(1.6) million, respectively, reflected in other comprehensive income.
For the thirteen weeks ended March 31, 2019 and April 1, 2018, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to share-based compensation.
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

	Thirteen Weeks Ended March 31, 2019
	Domestic	Export	Net Sales
	(In thousands)
U.S.	$1,818,146	$65,445	$1,883,591
U.K. and Europe	451,799	63,163	514,962
Mexico	326,122	—	326,122
Net sales	$2,596,067	$128,608	$2,724,675

	Thirteen Weeks Ended April 1, 2018
	Domestic	Export	Net Sales
	(In thousands)
U.S.	$1,765,940	$75,165	$1,841,105
U.K. and Europe	464,367	79,933	544,300
Mexico	361,273	—	361,273
Net sales	$2,591,580	$155,098	$2,746,678

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
Changes in the revenue contract liability balances during the thirteen weeks ended March 31, 2019 are as follows (in thousands):

Balance, beginning of period	$33,328
Revenue recognized	(14,130)
Cash received, excluding amounts recognized as revenue during the period	6,614
Balance, end of period	$25,812

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
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all these retirement plans totaled $3.9 million and $3.1 million in the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Thirteen Weeks Ended March 31, 2019		Thirteen Weeks Ended April 1, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$157,619	$1,462	$178,247	$1,603
Interest cost	1,467	13	1,366	12
Actuarial losses (gains)	4,235	32	(6,829)	(48)
Benefits paid	(5,611)	(37)	(2,174)	(37)
Projected benefit obligation, end of period	$157,710	$1,470	$170,610	$1,530

	Thirteen Weeks Ended March 31, 2019		Thirteen Weeks Ended April 1, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$102,414	$—	$112,570	$—
Actual return on plan assets	8,816	—	541	—
Contributions by employer	1,752	37	2,888	37
Benefits paid	(5,611)	(37)	(2,174)	(37)
Fair value of plan assets, end of period	$107,371	$—	$113,825	$—

	March 31, 2019		December 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(50,339)	$(1,470)	$(55,205)	$(1,462)

	March 31, 2019		December 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(8,253)	$(148)	$(8,267)	$(149)
Long-term liability	(42,086)	(1,322)	(46,938)	(1,313)
Recognized liability	$(50,339)	$(1,470)	$(55,205)	$(1,462)

	March 31, 2019		December 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss (gain)	$50,783	$(2)	$54,343	$(34)

The accumulated benefit obligation for the Company's defined benefit pension plans was $157.7 million and $157.6 million at March 31, 2019 and December 30, 2018, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both March 31, 2019 and December 30, 2018. As of March 31, 2019, the weighted average duration of the Company's defined benefit pension obligation is 29.59 years.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended March 31, 2019		Thirteen Weeks Ended April 1, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,467	$13	$1,366	$12
Estimated return on plan assets	(1,349)	—	(1,517)	—
Amortization of net loss	328	—	301	—
Net costs	$446	$13	$150	$12

Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	March 31, 2019		December 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	4.15%	3.80%	4.40%	4.07%

	Thirteen Weeks Ended March 31, 2019		Thirteen Weeks Ended April 1, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	4.40%	4.07%	3.69%	3.39%
Expected return on plan assets	5.50%	NA	5.50%	NA

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of March 31, 2019 and December 30, 2018, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale.

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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(3,927)	$4,124

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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	March 31, 2019	December 30, 2018
Cash and cash equivalents	1%	—%
Pooled separate accounts(a):
Equity securities	5%	4%
Fixed income securities	4%	5%
Common collective trust funds(a):
Equity securities	44%	45%
Fixed income securities	41%	41%
Real estate	5%	5%
Total assets	100%	100%

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

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of March 31, 2019 and December 30, 2018:

	March 31, 2019				December 30, 2018
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$974	$—	$—	$974	$110	$—	$—	$110
Pooled separate accounts:
Large U.S. equity funds(d)	—	2,915	—	2,915	—	2,491	—	2,491
Small/Mid U.S. equity funds(e)	—	354	—	354	—	292	—	292
International equity funds(f)	—	1,704	—	1,704	—	1,489	—	1,489
Fixed income funds(g)	—	4,668	—	4,668	—	4,763	—	4,763
Common collective trusts funds:
Large U.S. equity funds(d)	—	18,238	—	18,238	—	17,351	—	17,351
Small U.S. equity funds(e)	—	6,137	—	6,137	—	5,880	—	5,880
International equity funds(f)	—	23,278	—	23,278	—	22,516	—	22,516
Fixed income funds(g)	—	43,749	—	43,749	—	42,217	—	42,217
Real estate(h)	—	5,354	—	5,354	—	5,305	—	5,305
Total assets	$974	$106,397	$—	$107,371	$110	$102,304	$—	$102,414

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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

Benefit Payments
The following table reflects the benefits as of March 31, 2019 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other post retirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from its own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2019 (remaining)	$13,479	$112
2020	11,526	147
2021	11,200	145
2022	10,891	141
2023	10,627	137
2024-2028	48,429	589
Total	$106,152	$1,271

The Company anticipates contributing $6.5 million and $0.1 million, as required by funding regulations or laws, to its pension plans and other postretirement plans, respectively, during the remainder of 2019.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Thirteen Weeks Ended March 31, 2019		Thirteen Weeks Ended April 1, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$54,343	$(34)	$54,235	$35
Amortization	(328)		(301)	—
Actuarial loss (gain)	4,235	32	(6,829)	(48)
Asset loss (gain)	(7,467)		976	—
Net actuarial loss (gain), end of period	$50,783	$(2)	$48,081	$(13)

The Company expects to recognize in net pension cost throughout the remainder of 2019 an actuarial loss of $1.0 million that was recorded in accumulated other comprehensive loss at March 31, 2019.
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
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

15.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive income (loss):

	Thirteen Weeks Ended March 31, 2019(a)
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(55,770)	$(683)	$(71,463)	$82	$(127,834)
Other comprehensive income (loss) before reclassifications	37,442	(915)	2,421	17	38,965
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(221)	248	(101)	(74)
Currency translation	—	17	—	—	17
Net current period other comprehensive income	37,442	(1,119)	2,669	(84)	38,908
Balance, end of period	$(18,328)	$(1,802)	$(68,794)	$(2)	$(88,926)

	Thirteen Weeks Ended April 1, 2018(a)
	Gains Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$42,081	$(1,848)	$(71,434)	$61	$(31,140)
Other comprehensive income before reclassifications	52,528	1	4,465	283	$57,277
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	250	228	(130)	$348
Currency translation	—	(16)	—	—	(16)
Net current period other comprehensive income	52,528	235	4,693	153	57,609
Balance, end of period	$94,609	$(1,613)	$(66,741)	$214	$26,469

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive income (loss).

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Thirteen Weeks Ended March 31, 2019	Thirteen Weeks Ended April 1, 2018	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gain (loss) on settlement of derivative financial instruments classified as cash flow hedges	$221	$(250)	Cost of sales
Realized gain on sale of securities	135	172	Interest income
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(18)	(12)	Miscellaneous, net
Legacy Gold Kist plans(c)(d)	(97)	(90)	Miscellaneous, net
Legacy Gold Kist plans(c)(d)	(213)	(199)	Miscellaneous, net
Total before tax	28	(379)
Tax benefit	46	31
Total reclassification for the period	$74	$(348)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Union Plan, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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
Restrictions on Dividends
Both the U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. The Moy Park Bank of Ireland Revolving Facility Agreement restrict Moy Park's ability and the ability of certain of Moy Park's subsidiaries to, among other things, make payments and distributions to the Company.

16.	INCENTIVE COMPENSATION
The Company sponsors short-term incentive plans that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals. Full-time, salaried exempt employees of the Company's U.S. operations who are selected by the administering committee are eligible to participate in the Pilgrim's Short Term Incentive Plan (“STIP”). Certain full-time, salaried employees of the Company’s Mexico operations are eligible to participate in the Pilgrim’s Mexico Incentive Plan (“PMIP”). The Company assumed responsibility for the JFC LLC Long-Term Equity Incentive Plan dated January 1, 2014, as amended (the “JFC LTIP”) through its acquisition of JFC LLC and its subsidiaries (together, “GNP”) on January 6, 2017. The Company assumed responsibility for the Moy Park Incentive Plan dated January 1, 2013, as amended (the “MPIP”) through its acquisition of Moy Park on September 8, 2017. At March 31, 2019, the Company had accrued $8.7 million and $1.3 million in costs related to cash bonus awards that could potentially be awarded under the STIP and JFC LTIP, respectively, during 2019. At March 31, 2019, the Company had accrued no costs related to cash bonus awards that could potentially be awarded under either the PMIP or MPIP.

The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). At March 31, 2019, we have reserved approximately 3.9 million shares of common stock for future issuance under the LTIP. The LTIP will expire pursuant to its terms on December 28, 2019 and no awards will be granted under the LTIP after that date. On May 1, 2019, the Company's stockholders approved the Pilgrim’s Pride Corporation 2019 Long Term Incentive Plan (the “2019 LTIP”) and reserved 2.0 million shares of common stock for awards under the plan. The 2019 LTIP is intended to replace the expiring plan. The 2019 LTIP will be effective as of December 28, 2019.
The following awards were outstanding during the thirteen weeks ended March 31, 2019:

Award Type	Benefit Plan	Awards Granted	Grant Date	Grant Date Fair Value per Award	Vesting Condition	Vesting Date	Vesting Date Fair Value per Award(a)	Awards Forfeited to Date	Settlement Method
RSU	LTIP	410,000	02/14/2018	25.59	Service	01/01/2019	15.51	—	Stock
RSU	LTIP	163,764	03/01/2018	24.93	Service	(a)	15.51	45,755	Stock
RSU	LTIP	283,525	03/01/2018	24.93	Performance / Service	(b)	—	151,228	Stock
RSU	LTIP	11,144	05/10/2018	21.54	Service	(c)	—	—	Stock
RSU	LTIP	262,500	12/18/2018	16.06	Service	07/01/2019	—	—	Stock
RSU	LTIP	506,417	01/07/2019	16.47	Performance / Service	(d)	—	83,705	Stock

(a)
The restricted stock units vest in ratable tranches on December 31, 2018, December 31, 2019 and December 31, 2020. Expected compensation cost related to these units totals $2.9 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.

(b)
The restricted stock units vest in ratable tranches on December 31, 2019, December 31, 2020 and December 31, 2021. Expected compensation cost related to these units totals $3.3 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.

(c)
These restricted stock units were granted to the four non-employees who currently serve on the Company's Board of Directors. Each participating director's units will vest upon his departure from the Company's Board of Directors. Compensation cost was recognized in profit/loss upon the grant date.

(d)
If performance conditions related to the Company's 2019 operating results are satisfied, the restricted stock units vest in ratable tranches on December 31, 2020, December 31, 2021 and December 31, 2022. Expected compensation cost related to these units totals $7.0 million based on a closing stock price for the Company's common stock of $16.47 per share on January 7, 2019. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.

Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Share-based compensation cost:
Cost of sales	$12	$52
Selling, general and administrative expense	1,870	1,221
Total	$1,882	$1,273

Income tax benefit	$458	$310

The Company’s RSU activity is included below:

	Thirteen Weeks Ended March 31, 2019		Thirteen Weeks Ended April 1, 2018
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
Outstanding at beginning of period	1,069	$22.97	389	$18.39
Granted	506	16.47	708	25.19
Vested	(459)	25.52	—	—
Forfeited	(218)	21.70	(389)	18.39
Outstanding at end of period	898	$18.31	708	$25.19

The fair value of awards that vested during the thirteen weeks ended March 31, 2019 was $7.1 million. No awards vested during the thirteen weeks ended April 1, 2018.
At March 31, 2019, the total unrecognized compensation cost related to all nonvested awards was $14.0 million. That cost is expected to be recognized over a weighted average period of 1.94 years.
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
The following table provides a summary of our estimates of costs associated with each restructuring initiative by major type of cost:

Type of Cost	40 North Foods	GNP	Total Estimated Amount Expected to be Incurred
	(In thousands)
Employee termination benefits	$449	$4,074	$4,523
Inventory impairments	—	472	472
Asset impairments	103	470	573
Other charges(a)	150	1,983	2,133
	$702	$6,999	$7,701

(a)
Comprised of other costs directly related to the restructuring initiatives, including prepaid software impairment, St. Cloud, Minnesota office lease costs, Luverne, Minnesota plant closure costs, and Boulder, Colorado office lease costs.

During the thirteen weeks ended March 31, 2019, the Company recognized the following expenses (income) and incurred the following cash outlays related to each restructuring initiative:

	Expenses (Income)	Cash Outlays
	(In thousands)
40 North Foods other charges	$(27)	$1
GNP employee termination benefits	—	34
	$(27)	$35

These expenses (income) are reported in the line item Administrative restructuring activity on the Condensed Consolidated Statements of Income and are recognized in the U.S. segment.
The following table reconciles liabilities and reserves associated with each restructuring initiative from initiative inception to March 31, 2019. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets. The ending reserve balance for inventory impairments is reported in the line item Inventories in our Condensed Consolidated Balance Sheets.

	40 North Foods Initiative			GNP Initiative
	Employee Termination Benefits	Other Charges	Total	Employee Termination Benefits	Inventory Impairments	Other Charges	Total
	(In thousands)
Restructuring charges incurred	$—	$—	$—	$3,381	$699	$752	$4,832
Payments and disposals	—	—	—	(2,581)	—	—	(2,581)
Liability or reserve at December 31, 2017	—	—	—	800	699	752	2,251
Restructuring charges incurred	449	115	564	936	(227)	(17)	692
Payments and disposals	(449)	(29)	(478)	(1,500)	(472)	(735)	(2,707)
Liability or reserve at December 30, 2018	—	86	86	236	—	—	236
Restructuring income recognized	—	(27)	(27)	—	—	—	—
Payments and disposals	—	(1)	(1)	(34)	—	—	(34)
Liability or reserve at March 31, 2019	$—	$58	$58	$202	$—	$—	$202

18.	COMMITMENTS AND CONTINGENCIES
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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and April 24, 2019, 23 individual direct action complaints (Affiliated Foods, Inc., et al., v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al, Case No. 1:18-cv-00700; US Foods Inc. v. Tyson Foods Inc., et al, Case No. 1:18-cv-00702; Action Meat Distributors, Inc. et al., v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Holdings, LLC, v. Tyson Foods, Inc. et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc. et al., v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ's Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer); Shamrock Foods Company and United Food Service, Inc. v. Tyson Foods, Inc., et al., Case No. 18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 19-cv-00354), Hooters of America, LLC v. Tyson Foods, Inc., et al, Case No. 1:19-cv-00390 (N.D. Ill.), Darden Restaurants, Inc. v. Tyson Foods, Inc. et al., Case No. 1:19-cv-00530; Associated Grocers, Inc., et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms et al., Case No. 1:19-cv-00638; Checkers Drive-In Restaurants, Inc. v. Tyson Foods, Inc. et al., Case No. 1:19-cv-01283; Conagra Brands, Inc. et al. v. Tyson Foods, Inc. et al., Case No. 1:19-cv-02190, and Giant Eagle, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms et al., Case No. 19-cv-02758) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities, the allegations of which largely mirror those in the class action complaints. Substantial completion of document discovery for most Defendants, including PPC, occurred on July 18, 2018. The Court’s scheduling order currently requires completion of fact discovery on October 14, 2019; class certification briefing and expert reports proceeding from November 12, 2019 to July 14, 2020; and summary judgment to proceed 60 days after the Court rules on motions for class certification. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated.
    On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (i) the Company colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) PPC’s revenues during the class period were the result of illegal conduct and (iv) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive. On April 4, 2017, the Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. As of April 24, 2019, plaintiff has not yet filed a Second Amended Complaint.
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
On January 25, 2018, a stockholder derivative action styled as Sciabacucchi v. JBS S.A., et al., was brought against all of PPC’s directors, JBS S.A., JBS USA Holding Lux S.à r.l. (“JBS Holding Lux”) and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of the Company’s acquisition of Moy Park. On March 15, 2018, the members of the Batista family were dismissed from the action without prejudice by stipulation. On March 20, 2018, nominal defendant PPC filed its answer. On March 20, 2018, the remaining defendants, including PPC’s directors, JBS S.A., and JBS Holding Lux moved to dismiss the complaint. On April 19, 2018, director defendants Bell, Macaluso, and Cooper filed their opening brief in support of their motion to dismiss. On April 19, 2018, defendants JBS S.A., JBS Holding Lux, and director defendants Lovette, Nogueira de Souza, Tomazoni, Farahat, Molina, and de Vasconcellos, Jr. filed their opening brief in support of their motion to dismiss. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. On July 3, 2018, the plaintiffs dismissed the Special Committee defendants—Bell, Macaluso and Cooper. On July 9, 2018, the plaintiffs dismissed de Vasconcellos, Jr. and filed their opposition to the motion to dismiss by the entity and non-Special Committee defendants, who filed their reply on August 9, 2018. On November 15, 2018, the parties argued the dismissal of the remaining defendants (JBS S.A.; JBS Holding Lux; and director defendants Lovette, Nogueira de Souza, Tomazoni, Farahat, and Molina) before the Chancery Court. After arguments concluded, the Chancery Court asked the parties to submit supplemental briefing on the viability of an additional ground for dismissal. The parties filed their respective supplemental briefs on December 21, 2018. The Chancery Court has denied the defendants' motion to dismiss, and the parties are negotiating the scope and schedule for discovery.
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

19.	RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$3,658	$1,529
JBS Five Rivers	—	7,096
JBS Global (U.K.) Ltd.	43	—
JBS Chile Ltda.	78	60
Combo, Mercado De Congelados	4	—
Total sales to related parties	$3,783	$8,685

Cost of goods purchased from related parties:
JBS USA Food Company(a)	$30,413	$27,824
Seara Meats B.V.	4,521	4,240
JBS Aves Ltda.	—	703
JBS Toledo NV	120	165
Total cost of goods purchased from related parties	$35,054	$32,932

Expenditures paid by related parties:
JBS USA Food Company(b)	$10,006	$10,499
JBS Chile Ltda.	5	—
Total expenditures paid by related parties	$10,011	$10,499

Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$2,203	$2,288
Seara International Ltd.	—	20
Total expenditures paid on behalf of related parties	$2,203	$2,308

	March 31, 2019	December 30, 2018
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$788	$1,236
JBS Chile Ltda.	20	—
Combo, Mercado de Congelados	—	79
Seara International Ltd.	3	16
JBS Global (U.K.) Ltd.	43	—
Total accounts receivable from related parties	$854	$1,331

Accounts payable to related parties:
JBS USA Food Company(a)	$4,562	$5,121
Seara Meats B.V.	930	2,142
JBS Chile Ltda.	—	6
JBS Toledo NV	58	—
Total accounts payable to related parties	$5,550	$7,269

(a)
The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of March 31, 2019, approximately $1.7 million of goods purchased from JBS USA were in transit and not reflected on our Condensed and Consolidated Balance Sheet.

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

20.    SEGMENT REPORTING
The Company operates in three reportable business segments, U.S., U.K. and Europe, and Mexico. The Company measures segment profit as operating income. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S.
Information on segments and a reconciliation to income before income taxes are as follows:

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Net Sales	(In thousands)
U.S.	$1,883,591	$1,841,105
U.K. and Europe	514,962	544,300
Mexico	326,122	361,273
Total	$2,724,675	$2,746,678

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Operating Income	(In thousands)
U.S.	$114,840	$127,286
U.K. and Europe	12,714	21,413
Mexico	9,464	52,870
Elimination	24	24
Total operating income	137,042	201,593
Interest expense, net of capitalized interest	33,562	50,300
Interest income	(3,340)	(1,590)
Foreign currency transaction loss (gain)	2,636	(1,721)
Miscellaneous, net	(357)	(1,617)
Income before income taxes	$104,541	$156,221

In addition to the net sales reported above, the U.S. segment also generated intersegment net sales of $35.0 million and $26.5 million in the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively, from transactions with the Mexico segment. These intersegment net sales were transacted at market prices.

	March 31, 2019	December 30, 2018
Long-Lived Assets(a)	(In thousands)
U.S.	$1,535,489	$1,506,217
U.K. and Europe	367,765	359,621
Mexico	292,452	295,864
Total assets	$2,195,706	$2,161,702

(a)
For this disclosure, we exclude financial instruments, deferred tax assets, operating lease assets and intangible assets in accordance with Accounting Standards Codification (“ASC”) 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
We are one of the largest chicken producers in the world, with operations in the U.S., U.K., Mexico, France, Puerto Rico and the Netherlands. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of March 31, 2019, we had approximately 52,100 employees and the capacity to process approximately 45.3 million birds per work week for a total of approximately 13.0 billion pounds of live chicken annually. Approximately 5,000 contract growers supply poultry for our operations. As of March 31, 2019, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.4% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2019) in this quarterly report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $84.0 million, or $0.34 per diluted common share, for the thirteen weeks ended March 31, 2019. These operating results included gross profit of $218.9 million. During the thirteen weeks ended March 31, 2019, we generated $120.4 million of cash from operations.
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

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price

2019:
First Quarter	$3.98	$3.66	$330.20	$305.30	£173.80	£155.30
2018:
Fourth Quarter	3.90	3.68	327.30	307.80	179.30	167.00
Third Quarter	3.87	3.43	341.40	303.30	194.65	165.75
Second Quarter	4.27	3.66	391.70	329.90	156.75	142.40
First Quarter	4.01	3.63	394.10	319.60	139.20	134.70

(a)	We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, wheat, soybean oil and natural gas. We will sometimes purchase a derivative instrument to minimize the impact of a commodity’s price volatility on our operating results. We will also purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico segment that are denominated in Mexican pesos and our U.K. and Europe segment that are denominated in British pounds. For additional information see “Note 6. Derivative Financial Instruments”.
During the thirteen weeks ended March 31, 2019 and April 1, 2018, we recognized net losses totaling $8.0 million and net gains totaling $6.4 million, respectively, related to changes in the fair value of our derivative financial instruments.
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
Brexit
The anticipated exit of the U.K. from the European Union (“E.U.”) (commonly referred to as “Brexit”) and the resulting significant change to the relationship between the U.K. and the E.U., as well as relationships between the U.K. and countries outside the E.U., could disrupt the overall economic growth or stability of the U.K. and the E.U. and otherwise negatively impact our European operations. The U.K. is due to exit the E.U. on October 31, 2019. The U.K. could leave the E.U. prior to October 31, 2019 if a withdrawal agreement negotiated between the U.K. and the E.U. is approved by the U.K. Parliament. If the U.K. were to approve the withdrawal agreement, it would maintain the status quo regarding trade rights with the E.U. until December 2020 in order to allow negotiation of a free trade agreement between the two governments. If the withdrawal agreement is not approved by October 31, 2019, the U.K. would either leave the E.U. immediately under World Trade Organization terms or would request and be reliant upon the E.U. approving a further extension to the exit date.
It is possible that Brexit could result in our European operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs which could require costly new compliance initiatives. There could also be additional adverse impacts on immigration and trade between the U.K. and the E.U. or countries outside the E.U. Such impacts might directly increase our costs or could decrease demand for our goods. The completion of Brexit could also adversely affect the value of our British pound- and euro-denominated assets and obligations. Future fluctuations in the exchange rate between the British pound, the euro and other currencies of our suppliers may have the effect of increasing the cost of goods sold by our European operations. We might not be able to pass on such increases to our customers. Any one of these impacts could have an adverse effect on our results of operations and financial condition.
To prepare for the impacts of Brexit, our European operations have (i) engaged with various U.K. and E.U. government departments to highlight the issues of Brexit and to develop potential solutions to those issues, (ii) engaged with customers to formalize contingency plans to minimize business disruption should the U.K. exit the E.U. without an approved withdrawal agreement, (iii) analyzed product flows and reviewed meat availability to determine appropriate plans for customers, (iv) engaged with customers to commence post-Brexit business plans and to negotiate cost-sharing arrangements for such plans, and (v) increased stock levels where possible to help manage border delays that could occur following Brexit.
Significant uncertainty remains until the terms of the exit are known. We will continue to analyze and plan for the exit as information becomes available.
Business Segment and Geographic Reporting
We operate in three reportable segments: U.S., U.K. and Europe, and Mexico. We measure segment profit as operating income. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For additional information, see “Note 20. Segment Reporting” of our Condensed Consolidated Financial Statements included in this quarterly report.

Results of Operations
Thirteen Weeks Ended March 31, 2019 Compared to Thirteen Weeks Ended April 1, 2018
Net sales. Net sales generated in the thirteen weeks ended March 31, 2019 decreased $22.0 million, or 0.8%, from net sales generated in the thirteen weeks ended ended April 1, 2018. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended March 31, 2019	Change from Thirteen Weeks Ended April 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$1,883,591	$42,486	2.3%
U.K. and Europe(b)	514,962	(29,338)	(5.4)%
Mexico(c)	326,122	(35,151)	(9.7)%
Total net sales	$2,724,675	$(22,003)	(0.8)%

(a)
U.S. net sales generated in the thirteen weeks ended March 31, 2019 increased $42.5 million, or 2.3%, from U.S. net sales generated in the thirteen weeks ended April 1, 2018 primarily because of increases in both net sales per pound and sales volume. The net sales per pound increase experienced by the U.S. segment contributed $25.8 million, or 1.4 percentage points, to the increase in net sales. The increase in sales volume contributed $16.6 million, or 0.9 percentage points, to the increase in net sales. Included in the U.S. net sales generated in the thirteen weeks ended March 31, 2019 and April 1, 2018 were net sales to JBS USA Food Company totaling $3.7 million and $1.5 million, respectively.

(b)
U.K. and Europe net sales generated in the thirteen weeks ended March 31, 2019 decreased $29.3 million, or 5.4%, from U.K. and Europe net sales generated in the thirteen weeks ended April 1, 2018 primarily because of the unfavorable impact of foreign currency translation of $35.3 million, or 6.5 percentage points, and a decrease in sales volume of $23.1 million, or 4.2 percentage points. The increase in net sales per pound partially offset the unfavorable impact of foreign currency translation and decrease in sales volume by $29.0 million, or 5.3 percentage points.

(c)
Mexico net sales generated in the thirteen weeks ended March 31, 2019 decreased $35.2 million, or 9.7%, from Mexico net sales generated in the thirteen weeks ended April 1, 2018 primarily because of a decrease in net sales per pound of $33.9 million, or 9.4 percentage points, and the unfavorable impact of foreign currency remeasurement of $8.2 million, or 2.3 percentage points. The increase in sales volume partially offset the decrease in net sales per pound and unfavorable impact of foreign currency remeasurement by $7.0 million, or 1.9 percentage points.

Gross profit. Gross profit decreased by $68.7 million, or 23.9%, from $287.7 million generated in the thirteen weeks ended April 1, 2018 to $218.9 million generated in the thirteen weeks ended March 31, 2019. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended March 31, 2019	Change from Thirteen Weeks Ended April 1, 2018		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	March 31, 2019	April 1, 2018
	(In thousands, except percent data)
Net sales	$2,724,675	$(22,003)	(0.8)%	100.0%	100.0%
Cost of sales(a)(b)(c)	2,505,736	46,723	1.9%	92.0%	89.5%
Gross profit	$218,939	$(68,726)	(23.9)%	8.0%	10.5%

Sources of gross profit	Thirteen Weeks Ended March 31, 2019	Change from Thirteen Weeks Ended April 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$170,172	$(12,198)	(6.7)%
U.K. and Europe(b)	29,584	(13,149)	(30.8)%
Mexico(c)	19,159	(43,379)	(69.4)%
Elimination	24	—	—%
Total gross profit	$218,939	$(68,726)	(23.9)%

Sources of cost of sales	Thirteen Weeks Ended March 31, 2019	Change from Thirteen Weeks Ended April 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$1,713,419	$54,685	3.3%
U.K. and Europe(b)	485,378	(16,190)	(3.2)%
Mexico(c)	306,963	8,228	2.8%
Elimination	(24)	—	—%
Total cost of sales	$2,505,736	$46,723	1.9%

(a)
Cost of sales incurred by our U.S. segment during the thirteen weeks ended March 31, 2019 increased $54.7 million, or 3.3%, from cost of sales incurred by our U.S. segment during the thirteen weeks ended April 1, 2018. Cost of sales increased primarily because of the $39.7 million impact of increased cost per pound and the $15.0 million impact of sales volume increases. Included in this increase in cost of sales is higher payroll related costs of $28.9 million mainly due to increased pay rates and overtime pay, an increase in derivative related losses of $10.0 million, an increase in lease costs of $5.8 million, an increase of $5.2 million related to employee health insurance and worker's compensation costs due to higher reserves and an increase of $4.9 million related to contract services costs, mainly due to greater outside processing labor. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended March 31, 2019 decreased $16.2 million, or 3.2%, from cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended April 1, 2018. U.K. and Europe cost of sales decreased primarily because of a $33.2 million impact of foreign currency translation and a $21.3 million impact due to a reduction in sales volume. These decreases in cost of sales were partially offset by an increase in net cost per pound of $38.3 million. Included in the impact of foreign currency translation, reduced sales volume and increased net cost per pound on the decrease in cost of sales was a reduction in meat input costs of $52.0 million. The impact of reduced meat input costs on cost of sales was partially offset by increased feed cost of $20.6 million, increased lease and rent costs of $4.6 million and an increase in utility costs of $3.3 million due to increased utility rates. Other factors affecting cost of sales were individually immaterial.

(c)
Cost of sales incurred by our Mexico segment during the thirteen weeks ended March 31, 2019 increased $8.2 million, or 2.8%, from cost of sales incurred by our Mexico segment during the thirteen weeks ended April 1, 2018. Mexico cost of sales increased primarily because of the $10.2 million impact of increased cost per pound and the $5.8 million impact of sales volume increases. Partially offsetting the impact of the increases in both cost per pound and sales volume on cost of sales was a $7.7 million impact of foreign currency remeasurement. Included in the the impact of increased cost per pound, increased sales volume and foreign currency remeasurement on the increase in cost of sales was an increase in grower pay of $3.7 million due to higher pay rates, a $2.0 million increase in electricity costs due to higher rates and a $1.8 million increase in freight costs. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income decreased by $64.6 million, or 32.0%, from $137.0 million generated in the thirteen weeks ended April 1, 2018 to $201.6 million generated in the thirteen weeks ended March 31, 2019. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Thirteen Weeks Ended March 31, 2019	Change from Thirteen Weeks Ended April 1, 2018		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	March 31, 2019	April 1, 2018
	(In thousands, except percent data)
Gross profit	$218,939	(68,726)	(23.9)%	8.0%	10.5%
SG&A expense(a)(b)(c)	81,924	(3,359)	(3.9)%	3.0%	3.1%
Administrative restructuring activities(d)(e)	(27)	(816)	(103.4)%	—%	—%
Operating income	$137,042	$(64,551)	(32.0)%	5.0%	7.3%

Sources of operating income	Thirteen Weeks Ended March 31, 2019	Change from Thirteen Weeks Ended April 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.	$114,840	$(12,446)	(9.8)%
U.K. and Europe	12,714	(8,699)	(40.6)%
Mexico	9,464	(43,406)	(82.1)%
Elimination	24	—	—%
Total operating income	$137,042	$(64,551)	(32.0)%

Sources of SG&A expense	Thirteen Weeks Ended March 31, 2019	Change from Thirteen Weeks Ended April 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$55,358	$1,062	2.0%
U.K. and Europe(b)	16,871	(4,448)	(20.9)%
Mexico(c)	9,695	27	0.3%
Total SG&A expense	$81,924	$(3,359)	(3.9)%

Sources of administrative restructuring activities	Thirteen Weeks Ended March 31, 2019	Change from Thirteen Weeks Ended April 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(d)	$(27)	$(816)	(103.4)%
U.K. and Europe	—	—	—%
Mexico	—	—	—%
Total administrative restructuring activities	$(27)	$(816)	(103.4)%

(a)
SG&A expense incurred by our U.S. segment during the thirteen weeks ended March 31, 2019 increased $1.1 million, or 2.0%, from SG&A expense incurred by our U.S. segment during the thirteen weeks ended April 1, 2018, primarily because of a $1.6 million increase in payroll related expenses, a $1.4 million increase in incentive compensation expenses, a $0.5 million increase in legal expenses and a $0.4 million increase in advertising and promotional expenses. These increases in SG&A expenses were partially offset by a $2.8 million decrease in consulting expenses mostly related to our prepared foods line of business. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended March 31, 2019 decreased $4.4 million, or 20.9%, from SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended April 1, 2018. SG&A expense incurred by our U.K. and Europe segment decreased primarily because of a $2.6 million reduction in payroll related expenses, a $1.1 million reduction in legal fees and a $0.6 million reduction in customer relationship amortization. Other factors affecting SG&A expense were individually immaterial.

(c)
SG&A expense incurred by our Mexico segment during the thirteen weeks ended March 31, 2019 increased approximately $27,000, or 0.3%, from SG&A expense incurred by our Mexico segment during the thirteen weeks ended April 1, 2018. Factors affecting our Mexico segment's SG&A expense were individually immaterial.

(d)
Administrative restructuring activities incurred by our U.S. segment during the thirteen weeks ended March 31, 2019 included approximately $27,000 in sublease rental income related to the termination of our 40 North Foods operations. Administrative restructuring activities incurred by our U.S. segment during the thirteen weeks ended April 1, 2018 included $0.5 million in severance costs related to the GNP acquisition and $0.3 million related to the closure of the Luverne, Minnesota facility.

Net interest expense. Net interest expense decreased to $30.2 million recognized in the thirteen weeks ended March 31, 2019 from $48.7 million recognized in the thirteen weeks ended April 1, 2018. Average borrowings decreased from $2.7 billion in the thirteen weeks ended April 1, 2018 to $2.4 billion in the thirteen weeks ended March 31, 2019. The weighted average interest rate increased from 5.0% in the thirteen weeks ended April 1, 2018 to 5.4% in the thirteen weeks ended March 31, 2019.
Income taxes. Income tax expense decreased to $20.4 million, a 19.5% effective tax rate, for the thirteen weeks ended March 31, 2019 compared to income tax expense of $37.0 million, a 23.7% effective tax rate, for the thirteen weeks ended April 1, 2018. The decrease in income tax expense in 2019 resulted primarily from a reduction in pre-tax income.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of March 31, 2019:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$378.5
Borrowing arrangements:
U.S. Credit Facility(a)	750.0	—	708.4
Mexico Credit Facility(b)	77.2	—	77.2
U.K. and Europe Credit Facilities(c)	141.5	14.5	127.0

(a)
Availability under the U.S. Credit Facility (as described below) is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at March 31, 2019 totaled $41.6 million.

(b)
The U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $77.2 million. The Mexico Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.

(c)
The U.K. and Europe Credit Facilities (as described below) provide for aggregate loan commitments of £100.0 million (or $130.3 million U.S. dollar-equivalent) and €10.0 million (or $11.2 million U.S. dollar equivalent).

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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require us to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of March 31, 2019, we had Term Loans outstanding totaling $493.8 million and the amount available for borrowing under the revolving loan commitment was $708.4 million. We had letters of credit of $41.6 million and no borrowings outstanding under the revolving loan commitment as of March 31, 2019.
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
U.K. and Europe Credit Facilities
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (i) LIBOR or, in relation to any loan in euros, EURIBOR, plus (ii) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of March 31, 2019, the U.S. dollar-equivalent loan commitment, borrowing availability, and outstanding borrowings under the Bank of Ireland Facility Agreement were $130.3 million, $115.8 million, and $14.5 million, respectively.
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
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was decreased by 50 percent in June 2018. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus 0.80%. As of March 31, 2019, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $11.2 million. There were no outstanding borrowings under the Invoice Discounting Facility as of March 31, 2019.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
Moy Park Credit Agricole Bank Overdraft
On December 3, 2018, Moy Park entered into an unsecured €0.5 million bank overdraft agreement (the “Overdraft Agreement”) with Credit Agricole. The Overdraft Agreement is payable on demand and can be cancelled anytime by us or Credit Agricole. Outstanding borrowings under the Overdraft Agreement bears interest at a per annum rate equal to EURIBOR plus 1.50%. As of March 31, 2019, there were no outstanding borrowings under the Overdraft Agreement.
Mexico Credit Facility
On December 14, 2018, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. The U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility is $77.2 million. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.50%. The Mexico Credit Facility contains covenants and defaults that we believe are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023.
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility. The U.K. and Europe and Mexico credit facilities are unsecured.

Historical Flow of Funds
Thirteen Weeks Ended March 31, 2019
Cash provided by operating activities was $120.4 million for the thirteen weeks ended March 31, 2019. The cash flows provided by operating activities resulted primarily from net income of $84.1 million and net noncash expenses of $65.1 million, a change in accounts payable, accrued expenses and other current liabilities of $22.0 million and a change in prepaid expenses and other current assets of $11.5 million. These cash flows were partially offset by $6.6 million in cash provided by income taxes and $2.4 million in cash provided by trade accounts and other receivables.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented $2.4 million source of cash related to operating activities for the thirteen weeks ended March 31, 2019. This change is primarily due to customer payment timing.
The change in inventories represented a $1.4 million use of cash related to operating activities for the thirteen weeks ended March 31, 2019. This change resulted primarily from a decrease in our finished chicken products.
The change in prepaid expenses and other current assets represented a $11.5 million use of cash related to operating activities for the thirteen weeks ended March 31, 2019. This change resulted primarily from a net increase in value-added tax receivables.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $22.0 million use of cash related to operating activities for the thirteen weeks ended March 31, 2019. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $6.6 million source of cash related to operating activities for the thirteen weeks ended March 31, 2019. This change resulted primarily from the timing of estimated tax payments.
Net noncash expenses provided $65.1 million in cash related to operating activities for the thirteen weeks ended March 31, 2019. Net noncash expense items included depreciation and amortization of $67.2 million, share-based compensation of $1.9 million and loan cost amortization of $1.2 million, which were partially offset by a deferred income tax benefit of $4.1 million and a foreign currency transaction gain related to borrowing arrangements of $1.0 million.
Cash used in investing activities totaled $87.4 million for the thirteen weeks ended March 31, 2019. Cash used to acquire property, plant and equipment totaled $87.9 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs. Cash proceeds generated from property disposals totaled $0.5 million during the thirteen weeks ended March 31, 2019.
Cash proceeds from financing activities totaled $3.9 million for the thirteen weeks ended March 31, 2019. Cash proceeds from revolving line of credit and long-term debt totaled $67.2 million. These cash proceeds were offset by cash payments on revolving line of credit and long-term debt of $62.3 million, a cash distribution under our tax sharing agreement with JBS USA Food Company Holdings of $0.5 million and cash used to pay capitalized loan costs of $0.5 million.
Thirteen Weeks Ended April 1, 2018
Cash provided by operating activities was $0.6 million for the thirteen weeks ended April 1, 2018. The cash flows provided by operating activities were primarily from net income of $119.2 million, net noncash expenses of $75.8 million and $19.5 million related to inventories. These cash flows were offset by the use of $98.8 million in cash related to income taxes, the use of $61.9 million in cash related to trade accounts and other receivables, the use of $29.2 million in cash related to accounts payable, accrued expenses and other current liabilities and the use of $20.8 million in cash related to prepaid expense and other current assets.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $61.9 million use of cash related to operating activities for the thirteen weeks ended April 1, 2018. This change is primarily due to customer payment timing.
The change in inventories represented a $19.5 million use of cash related to operating activities for the thirteen weeks ended April 1, 2018. This change resulted primarily from a decrease in our finished chicken products.

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
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive income (loss), represented a $98.8 million use of cash related to operating activities for the thirteen weeks ended April 1, 2018. This change resulted primarily from the timing of estimated tax payments.
Net noncash expenses provided $75.8 million in cash related to operating activities for the thirteen weeks ended April 1, 2018. Net noncash expense items included depreciation and amortization of $67.4 million, foreign currency transaction loss related to borrowing arrangements of $5.7 million, a noncash loss on early extinguishment of debt of $3.9 million and loan cost amortization of $1.8 million, which were partially offset by a deferred income tax benefit of $4.7 million.
Cash used in investing activities totaled $75.7 million for the thirteen weeks ended April 1, 2018. Cash used to acquire property, plant and equipment totaled $76.7 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs. Cash proceeds from property disposals totaled $1.0 million during the thirteen weeks ended
April 1, 2018.
Cash proceeds from financing activities totaled $70.3 million for the thirteen weeks ended April 1, 2018. Cash proceeds from long-term debt totaled $502.3 million and cash proceeds from equity contributions under a tax sharing agreement with JBS USA totaled $5.6 million. These sources of cash were partially offset by $433.6 million in cash used for payments on revolving lines of credit, long-term borrowings and capital lease obligations and $4.1 million in cash used to pay capitalized loan costs.
Contractual Obligations
Contractual obligations at March 31, 2019 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,361,210	$27,549	$50,440	$433,221	$1,850,000
Interest(c)	869,794	125,845	248,456	238,243	257,250
Finance leases	165	98	67	—	—
Operating leases	387,542	97,683	126,957	89,445	73,457
Derivative liabilities	13,150	13,150	—	—	—
Purchase obligations(d)	321,853	314,142	7,711	—	—
Total	$3,953,714	$578,467	$433,631	$760,909	$2,180,707

(a)
The total amount of unrecognized tax benefits at March 31, 2019 was $12.4 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $41.6 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of March 31, 2019.

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
Recent Accounting Pronouncements Adopted as of March 31, 2019
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on lease arrangements, which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. We adopted the standard as of December 31, 2018. Adoption of the standard had a material impact on our Condensed Consolidated Balance Sheet as a result of the increase in assets and liabilities from recognition of operating assets and lease liabilities. However, the standard did not have a material impact on our Condensed Consolidated Statement of Income.

In August 2017, the FASB issued an accounting standard update that simplifies the application of hedge accounting guidance in current accounting principles generally accepted in the U.S. and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. We adopted this standard as of December 31, 2018. The adoption of this guidance did not have a material impact on our financial statements.
In February 2018, the FASB issued an accounting standard update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. We adopted this standard as of December 31, 2018, and elected not to reclassify the stranded tax effects. The adoption of this guidance did not have a material impact on our financial statements.
In July 2018, the FASB issued an accounting standard update to improve non-employee share-based payment accounting. The accounting standard update more closely aligns the accounting for employee and non-employee share based payments. We adopted this standard as of December 31, 2018. The adoption of this guidance did not have a material impact on our financial statements.
Recent Accounting Pronouncements Not Yet Adopted as of March 31, 2019
In June 2016, the FASB issued new accounting guidance on the measurement of credit losses on financial instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The provisions of the new guidance will be effective as of the beginning of our 2020 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.
In August 2018, the FASB issued an accounting standard update to improve the effectiveness of disclosures related to fair value measurements. This accounting standard update removes certain disclosure requirements related to transfers between fair value hierarchy levels and the valuation processes used for certain fair value measurements. The update requires additional disclosures as to significant unobservable inputs used in certain fair value measurements and gains and losses included in other comprehensive income. The new guidance will be effective as of our 2020 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.
In August 2018, the FASB issued an accounting standard update to improve the effectiveness of disclosures related to defined benefit plans. The update removes disclosures related to the amounts in accumulated other comprehensive income expected to be recognized in the next fiscal year, adds narrative disclosure of the reasons for significant gains and losses related to changes in the defined benefit obligation, and clarifies the disclosures required for plans with projected and accumulated benefit obligations in excess of plan assets. The new guidance will be effective as of our 2020 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.
See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to these recent accounting pronouncements.
Critical Accounting Policies and Estimates
During the thirteen weeks ended March 31, 2019, (i) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (ii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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
Commodity Prices
We purchase certain commodities, primarily corn, soybean meal, soybean oil, and wheat, for use as ingredients in the feed we either sell commercially or consume in our live operations. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. We have from time to time attempted to minimize our exposure to the changing price and availability of such feed ingredients using various techniques, including, but not limited to, (i) executing purchase agreements with suppliers for future physical delivery of feed ingredients at established prices and (ii) purchasing or selling derivative financial instruments such as futures and options.
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of March 31, 2019. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended March 31, 2019, such a change would have resulted in a change to cost of sales of approximately $73.1 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at March 31, 2019 would be $13.6 million, excluding any potential impact on the production costs of our chicken inventories.
We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10.0% increase in corn, soybean meal, soybean oil prices and wheat on March 31, 2019 would have resulted in an increase of approximately $1.3 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 21.6% of our total debt at March 31, 2019. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by less than $0.1 million for the thirteen weeks ended March 31, 2019.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $2.8 million as of March 31, 2019.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency remeasurement losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were losses of $8.0 million and $0.3 million in the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively. The average exchange rates for the thirteen weeks ended March 31, 2019 and April 1, 2018 were 19.21 Mexican pesos to 1 U.S. dollar and 18.74 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of March 31, 2019 and April 1, 2018. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico segment at March 31, 2019 and at April 1, 2018, such a change would have resulted in a increase in foreign currency transaction losses recognized in the thirteen weeks ended March 31, 2019 and April 1, 2018 of approximately $1.4 million and $2.5 million, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Additionally, we are exposed to foreign exchange-related variability of investments and earnings from our foreign investments in the U.K. and Europe. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At March 31, 2019, our U.K. and Europe segment had net assets of approximately $2.1 billion, denominated in British pounds, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% adverse change in exchange rates would cause a reduction of $212.4 million to our net assets.
At March 31, 2019, we had foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $4.5 million to hedge a portion of our investments in Europe (including the U.K.). On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound by 10% would result in a $2.3 million negative change in our cash flows on settlement while a weakening of the U.S. dollar against the euro by 10% would result in a $1.8 million positive change in our cash flows on settlement. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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
Impact of Inflation
Due to low to moderate inflation in the U.S., U.K. and Europe and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.
Forward Looking Statements
Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made herein, in our other filings with the SEC, in press releases, and in certain other oral and written presentations. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “imply,” “intend,” “should,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

•	Matters affecting the chicken industry generally, including fluctuations in the commodity prices of feed ingredients and chicken;

•	Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•	Our ability to maintain contracts that are critical to our operations;

•	Our ability to retain management and other key individuals;

•	Outbreaks of avian influenza or other diseases, either in our own flock or elsewhere, affecting our ability to conduct our operations and/or demand for our poultry products;

•	Contamination of our products, which has previously and can in the future lead to product liability claims and product recalls;

•	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;

•	Changes in laws or regulations affecting our operations or the application thereof;

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

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Inability to consummate, or effectively integrate, any acquisition, including the acquisition of Moy Park, or to realize the associated anticipated cost savings and operating synergies;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign segments;

•	Restrictions imposed by, and as a result of, Pilgrim's Pride's leverage;

•	Disruptions in international markets and distribution channels;

•	Our ability to maintain favorable labor relations with our employees and our compliance with labor laws;

•	Extreme weather or natural disasters;

•	The impact of uncertainties in litigation; and

•	Other risks described herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 30, 2018 as filed with the SEC.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that it files with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of March 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, made changes during the thirteen weeks ended March 31, 2019 to the Company's internal controls over financial reporting for the implementation of a new information technology system relating to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842). No other changes to the Company's internal control over financial reporting occurred during the thirteen weeks ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and April 24, 2019, 23 individual direct action complaints (Affiliated Foods, Inc., et al., v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al, Case No. 1:18-cv-00700; US Foods Inc. v. Tyson Foods Inc., et al, Case No. 1:18-cv-00702; Action Meat Distributors, Inc. et al., v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Jetro Holdings, LLC, v. Tyson Foods, Inc. et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc. et al., v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ's Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer); Shamrock Foods Company and United Food Service, Inc. v. Tyson Foods, Inc., et al., Case No. 18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 19-cv-00354), Hooters of America, LLC v. Tyson Foods, Inc., et al, Case No. 1:19-cv-00390 (N.D. Ill.), Darden Restaurants, Inc. v. Tyson Foods, Inc. et al., Case No. 1:19-cv-00530; Associated Grocers, Inc., et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms et al., Case No. 1:19-cv-00638; Checkers Drive-In Restaurants, Inc. v. Tyson Foods, Inc. et al., Case No. 1:19-cv-01283; Conagra Brands, Inc. et al. v. Tyson Foods, Inc. et al., Case No. 1:19-cv-02190, and Giant Eagle, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms et al., Case No. 19-cv-02758) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities, the allegations of which largely mirror those in the class action complaints. Substantial completion of document discovery for most defendants, including PPC, occurred on July 18, 2018. The Court’s scheduling order currently requires completion of fact discovery on October 14, 2019; class certification briefing and expert reports proceeding from November 12, 2019 to July 14, 2020; and summary judgment to proceed 60 days after the Court rules on motions for class certification. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (i) the Company colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) PPC’s revenues during the class period were the result of illegal conduct and (iv) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive. On April 4, 2017, the Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. As of April 24, 2019, plaintiff has not yet filed a Second Amended Complaint.
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
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 30, 2018, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.
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

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
December 31, 2018 through January 27, 2019	—	$—	—	$199,763,489
January 28, 2019 through March 3, 2019	—	—	—	199,763,489
March 4, 2019 through March 31, 2019	—	—	—	199,763,489
Total	—	$—	—	$199,763,489
(a)    Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization.

ITEM 6.    EXHIBITS

2.1	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s current report on Form 8-K (No. 000-17060) dated September 28, 2000).
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

4.7	Form of Senior 5.750% Note due 2025 (included in Exhibit 4.5).
4.8	Form of Senior 5.875% Note due 2027 (included in Exhibit 4.6).
10.1	Transition Agreement, dated as of March 22, 2019, between William W. Lovette and the Company. *†
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Furnished herewith.
***	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
†	Represents a management contract on compensation plan arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: May 1, 2019	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)