Form 10-Q
period 2019-06-30
PILGRIMS PRIDE CORP
filed 2019-08-01
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______ to _______
Commission File number 1-9273

PILGRIM’S PRIDE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		75-1285071
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1770 Promontory Circle		80634-9038
Greeley	CO
(Address of principal executive offices)		(Zip code)
Registrant’s telephone number, including area code: (970) 506-8000
(Former name, former address and former fiscal year, if changed since last report.)

Title of each class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, Par Value $0.01	PPC	The NASDAQ Stock Market LLC
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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of July 31, 2019, was 249,307,521.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2019	December 30, 2018
	(In thousands)
Cash and cash equivalents	$538,227	$338,386
Restricted cash and cash equivalents	33,379	23,192
Trade accounts and other receivables, less allowance for doubtful accounts	582,296	561,549
Accounts receivable from related parties	957	1,331
Inventories	1,186,655	1,159,519
Income taxes receivable	22,273	38,479
Prepaid expenses and other current assets	113,409	112,023
Assets held for sale	146	178
Total current assets	2,477,342	2,234,657
Deferred tax assets	4,321	4,248
Other long-lived assets	15,289	16,717
Identified intangible assets, net	552,922	564,128
Goodwill	949,869	949,750
Operating lease assets, net	317,963	—
Property, plant and equipment, net	2,210,212	2,161,702
Total assets	$6,527,918	$5,931,202

Accounts payable	$816,126	$830,059
Accounts payable to related parties	5,938	7,269
Revenue contract liability	23,016	33,328
Accrued expenses and other current liabilities	508,337	386,941
Income taxes payable	8,930	8,221
Current maturities of long-term debt	30,282	30,405
Total current liabilities	1,392,629	1,296,223
Noncurrent operating lease liability, less current maturities	243,661	—
Long-term debt, less current maturities	2,283,847	2,295,190
Noncurrent income taxes payable	7,731	7,731
Deferred tax liabilities	235,487	237,422
Other long-term liabilities	91,299	75,051
Total liabilities	4,254,654	3,911,617
Common stock	2,609	2,604
Treasury stock	(234,892)	(231,994)
Additional paid-in capital	1,950,348	1,945,136
Retained earnings	675,967	421,888
Accumulated other comprehensive loss	(130,679)	(127,834)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,263,353	2,009,800
Noncontrolling interest	9,911	9,785
Total stockholders’ equity	2,273,264	2,019,585
Total liabilities and stockholders’ equity	$6,527,918	$5,931,202
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands, except per share data)
Net sales	$2,843,085	$2,836,713	$5,567,760	$5,583,391
Cost of sales	2,475,221	2,562,491	4,980,957	5,021,504
Gross profit	367,864	274,222	586,803	561,887
Selling, general and administrative expense	88,357	87,975	170,281	173,258
Administrative restructuring activities	(43)	1,135	(70)	1,924
Operating income	279,550	185,112	416,592	386,705
Interest expense, net of capitalized interest	33,594	40,267	67,156	90,567
Interest income	(3,444)	(4,834)	(6,784)	(6,424)
Foreign currency transaction loss	2,260	5,630	4,896	3,909
Miscellaneous, net	1,513	(817)	1,156	(2,434)
Income before income taxes	245,627	144,866	350,168	301,087
Income tax expense	75,547	38,522	95,963	75,519
Net income	170,080	106,344	254,205	225,568
Less: Net income (loss) attributable to noncontrolling interests	12	(197)	126	(391)
Net income attributable to Pilgrim’s Pride Corporation	$170,068	$106,541	$254,079	$225,959

Weighted average shares of Pilgrim's Pride Corporation common stock outstanding:
Basic	249,400	248,981	249,283	248,909
Effect of dilutive common stock equivalents	236	76	320	116
Diluted	249,636	249,057	249,603	249,025

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.68	$0.43	$1.02	$0.91
Diluted	$0.68	$0.43	$1.02	$0.91
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Net income	$170,080	$106,344	$254,205	$225,568
Other comprehensive loss:
Foreign currency translation adjustment
Losses arising during the period	(38,053)	(92,696)	(611)	(40,131)
Income tax effect	—	1,661	—	1,624
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	1,298	(88)	400	(103)
Reclassification to net earnings of losses (gains) realized	48	222	(173)	472
Available-for-sale securities
Gains arising during the period	172	858	194	1,232
Income tax effect	(42)	(209)	(47)	(300)
Reclassification to net earnings of gains realized	(172)	(727)	(307)	(899)
Income tax effect	42	177	76	219
Defined benefit plans
Gains (losses) arising during the period	(7,171)	693	(3,971)	6,592
Income tax effect	1,877	(171)	1,098	(1,605)
Reclassification to net earnings of losses realized	328	300	656	601
Income tax effect	(80)	(73)	(160)	(146)
Total other comprehensive loss, net of tax	(41,753)	(90,053)	(2,845)	(32,444)
Comprehensive income	128,327	16,291	251,360	193,124
Less: Comprehensive income (loss) attributable to noncontrolling interests	12	(197)	126	(391)
Comprehensive income attributable to Pilgrim's Pride Corporation	$128,315	$16,488	$251,234	$193,515
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the twenty-six weeks ended June 30, 2019	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 30, 2018	260,396	$2,604	(11,431)	$(231,994)	$1,945,136	$421,888	$(127,834)	$9,785	$2,019,585
Net income	—	—	—	—	—	254,079	—	126	254,205
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,845)	—	(2,845)
Share-based compensation plans:
Common stock issued under compensation plans	459	5	—	—	(5)	—	—	—	—
Requisite service period recognition	—	—	—	—	5,217	—	—	—	5,217
Common stock purchased under share repurchase program	—	—	(115,994)	(2,898)	—	—	—	—	(2,898)
Balance at June 30, 2019	260,855	$2,609	(127,425)	$(234,892)	$1,950,348	$675,967	$(130,679)	$9,911	$2,273,264

For the thirteen weeks ended June 30, 2019	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 31, 2019	260,855	$2,609	(11,431)	$(231,994)	$1,947,013	$505,899	$(88,926)	$9,899	$2,144,500
Net income	—	—	—	—	—	170,068	—	12	170,080
Other comprehensive loss, net of tax	—	—	—	—	—	—	(41,753)	—	(41,753)
Share-based compensation plans:
Common stock issued under compensation plans	—	—	—	—	—	—	—	—	—
Requisite service period recognition	—	—	—	—	3,335	—	—	—	3,335
Common stock purchased under share repurchase program	—	—	(115,994)	(2,898)	—	—	—	—	(2,898)
Balance at June 30, 2019	260,855	$2,609	(127,425)	$(234,892)	$1,950,348	$675,967	$(130,679)	$9,911	$2,273,264

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)
For the twenty-six weeks ended July 1, 2018	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,932,509	$173,943	$(31,140)	$9,505	$1,855,661
Net income (loss)	—	—	—	—	—	225,959	—	(391)	225,568
Other comprehensive loss, net of tax	—	—	—	—	—	—	(32,444)	—	(32,444)
Share-based compensation plans:
Common stock issued under compensation plans	228	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	5,633	—	—	—	5,633
Balance at July 1, 2018	260,396	$2,604	(11,416)	$(231,758)	$1,938,140	$399,902	$(63,584)	$9,114	$2,054,418

For the thirteen weeks ended July 1, 2018	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at April 1, 2018	260,396	$2,604	(11,416)	$(231,758)	$1,933,780	$293,361	$26,469	$9,311	$2,033,767
Net income (loss)	—	—	—	—	—	106,541	—	(197)	106,344
Other comprehensive loss, net of tax	—	—	—	—	—	—	(90,053)	—	(90,053)
Share-based compensation plans:
Common stock issued under compensation plans	—	—	—	—	—	—	—	—	—
Requisite service period recognition	—	—	—	—	4,360	—	—	—	4,360
Balance at July 1, 2018	260,396	$2,604	(11,416)	$(231,758)	$1,938,140	$399,902	$(63,584)	$9,114	$2,054,418
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018
	(In thousands)
Cash flows from operating activities:
Net income	$254,205	$225,568
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	138,530	136,087
Share-based compensation	5,217	5,633
Deferred income tax benefit	(3,354)	(11,927)
Loan cost amortization	2,401	3,392
Accretion of discount related to Senior Notes	491	321
Amortization of premium related to Senior Notes	(334)	(334)
Loss on property disposals	230	239
Foreign currency transaction loss related to borrowing arrangements	37	4,221
Gain on equity-method investments	(32)	(32)
Noncash loss on early extinguishment of debt	—	4,918
Asset impairment	—	573
Changes in operating assets and liabilities:
Trade accounts and other receivables	(20,385)	(31,913)
Inventories	(27,212)	60,303
Prepaid expenses and other current assets	(1,339)	(31,099)
Accounts payable, accrued expenses and other current liabilities	20,664	103,991
Income taxes	34,013	(161,571)
Long-term pension and other postretirement obligations	(1,121)	(5,323)
Other operating assets and liabilities	1,353	942
Cash provided by operating activities	403,364	303,989
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(177,609)	(155,188)
Proceeds from property disposals	1,740	1,205
Cash used in investing activities	(175,869)	(153,983)
Cash flows from financing activities:
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(113,079)	(673,452)
Proceeds from revolving line of credit and long-term borrowings	99,636	604,062
Purchase of common stock under share repurchase program	(2,898)	—
Payment of capitalized loan costs	(596)	(5,708)
Proceeds (payment) from equity contribution (distribution) under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim's Pride Corporation	(525)	5,558
Cash used in financing activities	(17,462)	(69,540)
Effect of exchange rate changes on cash and cash equivalents	(5)	4,030
Increase in cash, cash equivalents and restricted cash	210,028	84,496
Cash, cash equivalents and restricted cash, beginning of period	361,578	589,531
Cash, cash equivalents and restricted cash, end of period	$571,606	$674,027
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken products to approximately 100 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of June 30, 2019, Pilgrim’s had approximately 52,600 employees and the capacity to process approximately 45.4 million birds per work week for a total of more than 12.9 billion pounds of live chicken annually. Approximately 5,000 contract growers supply poultry for the Company’s operations. As of June 30, 2019, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.4% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 29, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 30, 2018.
The Company operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2019) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year.
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

The functional currency of the Company's U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K. and Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company's operations in France and the Netherlands is the euro. For foreign currency-denominated entities other than the Company's Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. For the Company's Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records are reflected in Foreign currency transaction losses (gains) in the Condensed Consolidated Statements of Income.
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2019	December 30, 2018
	(In thousands)
Cash and cash equivalents	$538,227	$338,386
Restricted cash	33,379	23,192
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$571,606	$361,578

Recent Accounting Pronouncements Adopted as of June 30, 2019
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), along with several updates, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity may elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or the beginning of the period of adoption using a cumulative-effect adjustment approach. We adopted the new standard on December 31, 2018 and recognized and measured leases at the beginning of the period of adoption. We elected the package of practical expedients available under the transition guidance which, among other things, allows the carry-forward of historical lease classification. The Company also elected the practical expedient allowing use of hindsight in assessing the lease term. We made an accounting policy election to not apply the new guidance to leases with a term of 12 months or less and will recognize those payments in the Condensed Consolidated Statement of Income on a straight-line basis over the lease term. We implemented a system solution for administering our leases and facilitating compliance with the new guidance. Adoption of the standard had a material impact on our Condensed Consolidated Balance Sheet as a result of the increase in assets and liabilities from recognition of operating lease assets and operating lease liabilities. However, the standard did not have a material impact on our Condensed Consolidated Statement of Income.

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
Recent Accounting Pronouncements Not Yet Adopted as of June 30, 2019
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of the new guidance will be effective as of the beginning of our 2020 fiscal year. Early adoption is permitted after our 2018 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.
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
As of June 30, 2019 and December 30, 2018, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments and foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	June 30, 2019
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$3,594	$3,594
Commodity options instruments	393	393
Foreign currency instruments	1,372	1,372
Fair value liabilities:
Commodity futures instruments	(14,116)	(14,116)
Commodity options instruments	(6,519)	(6,519)
Foreign currency instruments	(166)	(166)

	December 30, 2018
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$2,244	$2,244
Foreign currency instruments	1,311	1,311
Fair value liabilities:
Commodity futures instruments	(1,479)	(1,479)
Commodity option instruments	(3,312)	(3,312)
Foreign currency instruments	(6,649)	(6,649)

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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	June 30, 2019		December 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(1,002,296)	$(1,017,210)	$(1,002,497)	$(937,300)
Fixed-rate senior notes payable at 5.875%, at Level 1 inputs	(844,075)	(881,875)	(843,717)	(768,188)
Secured loans, at Level 3 inputs	(1,942)	(1,910)	(319)	(319)

See “Note 11. Long-Term Debt and Other Borrowing Arrangements” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair value of the Company’s Level 1 fixed-rate debt obligations was based on the quoted market price at June 30, 2019 or December 30, 2018, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows at June 30, 2019 or December 30, 2018, as applicable.
 In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges when required by U.S. GAAP. There were no significant fair value measurement gains or losses recognized for such assets and liabilities in the period reported.
3.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	June 30, 2019	December 30, 2018
	(In thousands)
Trade accounts receivable	$540,989	$533,645
Notes receivable - current	4,223	4,630
Other receivables	44,564	31,331
Receivables, gross	589,776	569,606
Allowance for doubtful accounts	(7,480)	(8,057)
Receivables, net	$582,296	$561,549

Account receivable from related parties(a)	$957	$1,331

(a)    Additional information regarding accounts receivable from related parties is included in “Note 19. Related Party Transactions.”
Activity in the allowance for doubtful accounts for the twenty-six weeks ended June 30, 2019 was as follows (in thousands):

Balance, beginning of period	$(8,057)
Provision charged to operating results	(724)
Account write-offs and recoveries	1,186
Effect of exchange rate	115
Balance, end of period	$(7,480)

4.     INVENTORIES
Inventories consisted of the following:

	June 30, 2019	December 30, 2018
	(In thousands)
Raw materials and work-in-process	$710,952	$747,801
Finished products	377,732	317,410
Operating supplies	43,975	43,825
Maintenance materials and parts	53,996	50,483
Total inventories	$1,186,655	$1,159,519

5.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	June 30, 2019		December 30, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$260,291	$260,291	$135,286	$135,286
Other	88,700	88,700	67,474	67,474

Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains during the thirteen and twenty-six weeks ended June 30, 2019 related to the Company’s available-for-sale securities totaled $2.9 million and $5.1 million while gross realized losses were immaterial. Gross realized gains during the thirteen and twenty-six weeks ended July 1, 2018 related to the Company’s available-for-sale securities totaled $1.8 million and $2.9 million while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short or long-term investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. No proceeds were received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments during the thirteen and twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the twenty-six weeks ended weeks ended June 30, 2019 and July 1, 2018 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the twenty-six weeks ended weeks ended June 30, 2019 and July 1, 2018 are disclosed in “Note 15. Stockholders’ Equity”.

6.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil, wheat and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. The Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for approximately the next 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate.
The Company has operations in Mexico and Europe (including the U.K.) and, therefore, has exposure to foreign exchange risk when the financial results of those operations are remeasured in U.S. dollars. The Company has purchased foreign currency forward contracts to manage this foreign exchange risk.

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
We have not designated certain derivative financial instruments that we have purchased to mitigate commodity purchase exposures in the U.S. and Mexico or foreign currency transaction exposures on our Mexico operations as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Foreign currency transaction loss and Cost of sales in the Condensed Consolidated Statements of Income.
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
The Company recognized net losses of $0.5 million and $24.0 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended June 30, 2019 and July 1, 2018, respectively. The Company recognized net losses of $8.5 million and $17.6 million related to changes in the fair value of its derivative financial instruments during the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively. Information regarding the Company’s outstanding derivative instruments and collateral posted with brokers is included in the following table:

	June 30, 2019	December 30, 2018
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$3,987	$2,263
Commodity derivative liabilities	(20,635)	(4,791)
Foreign currency derivative assets	1,372	1,311
Foreign currency derivative liabilities	(166)	(6,649)
Collateral posted with brokers(a)	33,379	23,192
Derivatives coverage(b):
Corn	27.7%	6.0%
Soybean meal	29.6%	6.0%
Period through which stated percent of needs are covered:
Corn	July 2020	March 2020
Soybean meal	May 2020	December 2019

(a)	Collateral posted with brokers consists primarily of cash, short term treasury bills, or other cash equivalents.

(b)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Loss on Derivative
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Foreign currency derivatives	$1,303	$(98)	$388	$(97)
Total	$1,303	$(98)	$388	$(97)

	Gain (Loss) Reclassified from AOCI into Income
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Foreign currency derivatives	$(48)	$(222)	$173	$(472)
Total	$(48)	$(222)	$173	$(472)

At June 30, 2019, the pre-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months are $0.9 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) to earnings.

7.	GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the twenty-six weeks ended June 30, 2019 was as follows:

	December 30, 2018	Currency Translation	June 30, 2019
	(In thousands)
U.S.	$41,936	$—	$41,936
U.K. and Europe	782,207	119	782,326
Mexico	125,607	—	125,607
Total	$949,750	$119	$949,869

Identified intangible assets consisted of the following:

	December 30, 2018	Amortization	Currency Translation	June 30, 2019
	(In thousands)
Carrying amount:
Trade names	$78,343	$—	$—	$78,343
Customer relationships	247,706	—	13	247,719
Non-compete agreements	320	—	—	320
Trade names not subject to amortization	380,067	—	56	380,123
Accumulated amortization:
Trade names	(43,552)	(982)	—	(44,534)
Customer relationships	(98,441)	(10,357)	68	(108,730)
Non-compete agreements	(315)	(4)	—	(319)
Total identified intangible assets	$564,128	$(11,343)	$137	$552,922

Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years

At June 30, 2019, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.

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
Our leases have remaining lease terms of one year to 16 years, some of which may include options to extend the lease for up to one year and some of which may include options to terminate the lease within one year. The exercise of options to extend lease terms is at our sole discretion. Certain leases also include options to purchase the leased property.
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

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2019	June 30, 2019
	(In thousands)
Operating lease cost (a)	$25,804	$51,467
Amortization of finance lease liabilities	21	48
Interest on finance leases	3	6
Short-term and variable lease cost	11,892	26,110
Net lease cost	$37,720	$77,631
(a) Sublease income is immaterial and not included in operating lease costs.
The weighted-average remaining lease term and discount rate for lease liabilities included in our Condensed Consolidated Balance Sheet are as follows:

June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	5.89
Finance leases	1.36
Weighted-average discount rate:
Operating leases	4.86%
Finance leases	8.50%

Supplemental cash flow information related to leases is as follows (in thousands):

Twenty-Six Weeks Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49,987
Financing cash flows from finance leases	48

Operating lease assets obtained in exchange for operating lease liabilities	$17,565

Future minimum lease payments under noncancellable leases at June 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
For the fiscal years ending December:
Year 1	$88,181	$98
Year 2	65,947	43
Year 3	56,513	—
Year 4	47,836	—
Year 5	37,267	—
Thereafter	70,608	—
Total future minimum lease payments	366,352	141
Less: imputed interest	47,716	9
Present value of lease liabilities	$318,636	$132

Future minimum lease payments under capital and noncancellable operating leases with terms exceeding one year at December 30, 2018 were as follows (in thousands):

	Capital Lease Obligations	Noncancellable Operating Lease Obligations
For the fiscal years ending December:
Year 1	$2,971	$84,220
Year 2	1,033	63,196
Year 3	36	53,908
Year 4	3	45,557
Year 5	—	36,136
Thereafter	—	66,637
Net minimum lease payments	4,043	$349,654
Amount representing interest	(337)
Present value of net minimum lease payments	$3,706

Lease liabilities as of June 30, 2019 are included in our Condensed Consolidated Balance Sheet as follows (in thousands):

	Operating Leases	Finance Leases
Accrued expenses and other current liabilities	$74,975	$1
Current maturities of long-term debt	—	90
Noncurrent operating lease liability, less current maturities	243,661	—
Long-term debt, less current maturities	—	41
Total lease liabilities	$318,636	$132

As of June 30, 2019, the Company's operating and finance leases that have not commenced are immaterial.

9.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	June 30, 2019	December 30, 2018
	(In thousands)
Land	$197,582	$196,769
Buildings	1,711,629	1,697,703
Machinery and equipment	2,636,922	2,618,213
Autos and trucks	61,538	59,195
Construction-in-progress	323,020	269,166
PP&E, gross	4,930,691	4,841,046
Accumulated depreciation	(2,720,479)	(2,679,344)
PP&E, net	$2,210,212	$2,161,702

The Company recognized depreciation expense of $65.7 million and $61.9 million during the thirteen weeks ended June 30, 2019 and July 1, 2018, respectively. The Company recognized depreciation expense of $127.2 million and $122.6 million during the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively.
During the twenty-six weeks ended June 30, 2019, Pilgrim's spent $177.6 million on capital projects and transferred $116.5 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the twenty-six weeks ended June 30, 2019 to improve efficiencies and reduce costs. During the twenty-six weeks ended July 1, 2018, the Company spent $155.2 million on capital projects and transferred $109.6 million of completed projects from construction-in-progress to depreciable assets.
During the thirteen and twenty-six weeks ended June 30, 2019, the Company sold certain PP&E for $1.2 million and $1.7 million, respectively, in cash and recognized net losses on these sales of $0.3 million and $0.2 million, respectively. PP&E sold in the twenty-six weeks ended June 30, 2019 included a breeder farm in Texas, vacant land in Minnesota and miscellaneous equipment. During the thirteen and twenty-six weeks ended July 1, 2018, the Company sold certain PP&E for cash of $0.2 million and $1.2 million, respectively, and recognized net losses on these sales of $0.1 million and $0.2 million, respectively. PP&E sold in the twenty-six weeks ended July 1, 2018 included a processing plant in Alabama and miscellaneous equipment.
Management has committed to the sale of miscellaneous equipment that no longer fits into the operating plans of the Company. The Company is actively marketing these assets for immediate sale and believes a sale of each asset can be consummated within the next 12 months. At June 30, 2019 and December 30, 2018, the Company reported assets totaling $0.1 million and $0.2 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. The fair values of the miscellaneous equipment that were classified as assets held for sale as of June 30, 2019 were based on quoted market prices.
The Company has closed or idled various facilities in the U.S. and in the U.K. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At June 30, 2019, the carrying amounts of these idled assets totaled $41.9 million based on depreciable value of $137.1 million and accumulated depreciation of $95.2 million.
At June 30, 2019, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.

10.	CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	June 30, 2019	December 30, 2018
	(In thousands)
Accounts payable:
Trade accounts	$736,963	$744,105
Book overdrafts	63,421	69,475
Other payables	15,742	16,479
Total accounts payable	816,126	830,059
Accounts payable to related parties(a)	5,938	7,269
Revenue contract liability(b)	23,016	33,328
Accrued expenses and other current liabilities:
Compensation and benefits	156,809	149,507
Interest and debt-related fees	31,552	33,596
Insurance and self-insured claims	77,801	80,990
Current maturities of operating lease liabilities	74,975	—
Derivative liabilities:
Commodity futures	14,116	1,479
Commodity options	6,519	3,312
Foreign currency derivatives	166	6,649
Other accrued expenses	146,399	111,408
Total accrued expenses and other current liabilities	508,337	386,941
	$1,353,417	$1,257,597

(a)    Additional information regarding accounts payable to related parties is included in “Note 19. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 13. Revenue Recognition.”

11.    LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	June 30, 2019	December 30, 2018
		(In thousands)
Long-term debt and other long-term borrowing arrangements:
Senior notes payable, net of premium and discount at 5.75%	2025	$1,002,296	$1,002,497
Senior notes payable, net of discount at 5.875%	2027	844,075	843,717
U.S. Credit Facility (defined below):
Term note payable at 3.69%	2023	487,500	500,000
Revolving note payable at 5.25%	2023	—	—
Moy Park France Invoice Discounting Revolver with payables at EURIBOR plus 0.8%	2019	3,387	2,277
Moy Park Credit Agricole Bank Overdraft with notes payable at EURIBOR plus 1.50%	On Demand	—	88
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.69%	Various	1,942	319
Finance lease obligations	Various	131	3,707
Long-term debt		2,339,331	2,352,605
Less: Current maturities of long-term debt		(30,282)	(30,405)
Long-term debt, less current maturities		2,309,049	2,322,200
Less: Capitalized financing costs		(25,202)	(27,010)
Long-term debt, less current maturities, net of capitalized financing costs:		$2,283,847	$2,295,190

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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of June 30, 2019, the Company had Term Loans outstanding totaling $487.5 million and the amount available for borrowing under the revolving loan commitment was $708.4 million. The Company had letters of credit of $41.6 million and no borrowings outstanding under the revolving loan commitment as of June 30, 2019.
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
U.K. and Europe Credit Facilities
Moy Park France Invoice Discounting Facility

In June 2009, Moy Park France Sàrl entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was decreased by 50 percent in June 2018. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%. As of June 30, 2019, the U.S. dollar-equivalent loan commitment, borrowing availability, and outstanding borrowings under the Invoice Discounting Facility were $11.4 million, $8.0 million, and $3.4 million, respectively.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
Moy Park Credit Agricole Bank Overdraft
On December 3, 2018, Moy Park entered into an unsecured €0.5 million bank overdraft agreement (the “Overdraft Agreement”) with Credit Agricole. The Overdraft Agreement is payable on demand and can be cancelled anytime by the Company or Credit Agricole. Outstanding borrowings under the Overdraft Agreement bear interest at a per annum rate equal to EURIBOR plus 1.50%. As of June 30, 2019, there were no outstanding borrowings under the Overdraft Agreement.
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (i) LIBOR or, in relation to any loan in euros, EURIBOR, plus (ii) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of June 30, 2019, both the U.S. dollar-equivalent loan commitment and borrowing availability under the Bank of Ireland Facility Agreement were $127.0 million. As of June 30, 2019, there were no outstanding borrowings under the Bank of Ireland Facility Agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of the Company's Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. The U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility is $78.0 million. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.50%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of June 30, 2019, there were no outstanding borrowings under the Mexico Credit Facility.
12.    INCOME TAXES
The Company recorded income tax expense of $96.0 million, a 27.4% effective tax rate, for the twenty-six weeks ended June 30, 2019 compared to income tax expense of $75.5 million, a 25.1% effective tax rate, for the twenty-six weeks ended July 1, 2018. The increase in income tax expense in 2019 resulted primarily from an increase in pre-tax income and an increase in unrecognized tax benefits in Mexico.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 30, 2019, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the twenty-six weeks ended June 30, 2019 and July 1, 2018, there are tax effects of ($0.9) million and ($0.2) million, respectively, reflected in other comprehensive loss.
For the twenty-six weeks ended June 30, 2019 and July 1, 2018, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to share-based compensation.
The Company and its subsidiaries file a variety of consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In general, tax returns filed by the Company and our subsidiaries for years prior to 2011 are no longer subject to examination by tax authorities.
The Mexican tax authorities have assessed a Mexico subsidiary of the Company $16.5 million related to a specific transaction undertaken during tax year 2011. A loss for this amount has been recorded during the twenty-six weeks ended June 30, 2019.
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

	Thirteen Weeks Ended June 30, 2019			Twenty-Six Weeks Ended June 30, 2019
	Domestic	Export	Net Sales	Domestic	Export	Net Sales
	(In thousands)
U.S.	$1,847,491	$69,463	$1,916,954	$3,665,637	$134,907	$3,800,544
U.K. and Europe	468,882	67,020	535,902	920,681	130,184	1,050,865
Mexico	390,229	—	390,229	716,351	—	716,351
Net Sales	$2,706,602	$136,483	$2,843,085	$5,302,669	$265,091	$5,567,760

	Thirteen Weeks Ended July 1, 2018			Twenty-Six Weeks Ended July 1, 2018
	Domestic	Export	Net Sales	Domestic	Export	Net Sales
	(In thousands)
U.S.	$1,844,662	$54,773	$1,899,435	$3,610,602	$129,938	$3,740,540
U.K. and Europe	477,939	85,163	563,102	942,306	165,096	1,107,402
Mexico	374,176	—	374,176	735,449	—	735,449
Net Sales	$2,696,777	$139,936	$2,836,713	$5,288,357	$295,034	$5,583,391

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
Changes in the revenue contract liability balances during the twenty-six weeks ended June 30, 2019 are as follows (in thousands):

Balance, beginning of period	$33,328
Revenue recognized	(18,590)
Cash received, excluding amounts recognized as revenue during the period	8,278
Balance, end of period	$23,016

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
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all these retirement plans totaled $5.7 million and $3.1 million in the thirteen weeks ended June 30, 2019 and July 1, 2018, respectively, and $9.6 million and $6.2 million in the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively.

Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Twenty-Six Weeks Ended June 30, 2019		Twenty-Six Weeks Ended July 1, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$157,619	$1,462	$178,247	$1,603
Interest cost	2,934	26	2,731	23
Actuarial losses (gains)	13,734	96	(9,465)	(62)
Benefits paid	(3,020)	(74)	(4,473)	(74)
Curtailments and settlements	(5,718)	—	—	—
Projected benefit obligation, end of period	$165,549	$1,510	$167,040	$1,490

	Twenty-Six Weeks Ended June 30, 2019		Twenty-Six Weeks Ended July 1, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$102,414	$—	$112,570	$—
Actual return on plan assets	12,504	—	97	—
Contributions by employer	3,924	74	5,581	74
Benefits paid	(3,020)	(74)	(4,473)	(74)
Curtailments and settlements	(5,718)	—	—	—
Fair value of plan assets, end of period	$110,104	$—	$113,775	$—

	June 30, 2019		December 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(55,445)	$(1,510)	$(55,205)	$(1,462)

	June 30, 2019		December 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(8,239)	$(148)	$(8,267)	$(149)
Long-term liability	(47,206)	(1,362)	(46,938)	(1,313)
Recognized liability	$(55,445)	$(1,510)	$(55,205)	$(1,462)

	June 30, 2019		December 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss (gain)	$55,685	$62	$54,343	$(34)

The accumulated benefit obligation for the Company's defined benefit pension plans was $165.6 million and $157.6 million at June 30, 2019 and December 30, 2018, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at June 30, 2019 and December 30, 2018. As of June 30, 2019, the weighted average duration of the Company's defined benefit pension obligation is 29.69 years.

Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended June 30, 2019		Thirteen Weeks Ended July 1, 2018		Twenty-Six Weeks Ended June 30, 2019		Twenty-Six Weeks Ended July 1, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,467	$13	$1,365	$11	$2,934	$26	$2,731	$23
Estimated return on plan assets	(1,349)	—	(1,516)	—	(2,698)	—	(3,033)	—
Settlement loss	1,930	—	—	—	1,930	—	—	—
Amortization of net loss	328	—	301	—	656	—	602	—
Net costs	$2,376	$13	$150	$11	$2,822	$26	$300	$23

Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	June 30, 2019		December 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	3.60%	3.15%	4.40%	4.07%

	Twenty-Six Weeks Ended June 30, 2019		Twenty-Six Weeks Ended July 1, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	4.40%	4.07%	3.69%	3.39%
Expected return on plan assets	5.50%	NA	5.50%	NA

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of June 30, 2019 and December 30, 2018, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(4,122)	$4,329

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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	June 30, 2019	December 30, 2018
Cash and cash equivalents	1%	—%
Interest income receivable	—%	—%
Pooled separate accounts(a):
Equity securities	5%	4%
Fixed income securities	4%	5%
Common collective trust funds(a):
Equity securities	45%	45%
Fixed income securities	40%	41%
Real estate	5%	5%
Total assets	100%	100%

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

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of June 30, 2019 and December 30, 2018:

	June 30, 2019				December 30, 2018
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$966	$—	$—	$966	$110	$—	$—	$110
Interest income receivable	1	—	—	1	—	—	—	—
Pooled separate accounts:
Large U.S. equity funds(d)	—	3,036	—	3,036	—	2,491	—	2,491
Small/Mid U.S. equity funds(e)	—	364	—	364	—	292	—	292
International equity funds(f)	—	1,730	—	1,730	—	1,489	—	1,489
Fixed income funds(g)	—	4,670	—	4,670	—	4,763	—	4,763
Common collective trusts funds:
Large U.S. equity funds(d)	—	20,013	—	20,013	—	17,351	—	17,351
Small U.S. equity funds(e)	—	6,475	—	6,475	—	5,880	—	5,880
International equity funds(f)	—	23,376	—	23,376	—	22,516	—	22,516
Fixed income funds(g)	—	44,003	—	44,003	—	42,217	—	42,217
Real estate(h)	—	5,470	—	5,470	—	5,305	—	5,305
Total assets	$967	$109,137	$—	$110,104	$110	$102,304	$—	$102,414

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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
Benefit Payments
The following table reflects the benefits as of June 30, 2019 expected to be paid through 2028 from the Company's pension and other postretirement plans. Because its pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because the Company's other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from its own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2019 (remaining)	$8,986	$74
2020	11,526	147
2021	11,200	145
2022	10,891	141
2023	10,627	137
2024-2028	48,429	589
Total	$101,659	$1,233

The Company anticipates contributing $4.3 million and less than $0.1 million, as required by funding regulations or laws, to its pension plans and other postretirement plans, respectively, during the remainder of 2019.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Twenty-Six Weeks Ended June 30, 2019		Twenty-Six Weeks Ended July 1, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$54,343	$(34)	$54,235	$35
Amortization	(656)	—	(602)	—
Curtailment and settlement adjustments	(1,930)	—	—	—
Actuarial loss (gain)	13,734	96	(9,465)	(62)
Asset loss (gain)	(9,806)	—	2,936	—
Net actuarial loss (gain), end of period	$55,685	$62	$47,104	$(27)

The Company expects to recognize in net pension cost throughout the remainder of 2019 an actuarial loss of $0.7 million that was recorded in accumulated other comprehensive loss at June 30, 2019.
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
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

15.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Twenty-Six Weeks Ended June 30, 2019(a)
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(55,770)	$(683)	$(71,463)	$82	$(127,834)
Other comprehensive income (loss) before reclassifications	(611)	388	(2,873)	147	(2,949)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(173)	496	(231)	92
Currency translation	—	12	—	—	12
Net current period other comprehensive income (loss)	(611)	227	(2,377)	(84)	(2,845)
Balance, end of period	$(56,381)	$(456)	$(73,840)	$(2)	$(130,679)

	Twenty-Six Weeks Ended July 1, 2018(a)
	Gains Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$42,081	$(1,848)	$(71,434)	$61	$(31,140)
Other comprehensive income (loss) before reclassifications	(38,507)	(97)	4,987	932	(32,685)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	472	455	(680)	247
Currency translation	—	(6)	—	—	(6)
Net current period other comprehensive income (loss)	(38,507)	369	5,442	252	(32,444)
Balance, end of period	$3,574	$(1,479)	$(65,992)	$313	$(63,584)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive income (loss).

	Amounts Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Twenty-Six Weeks Ended June 30, 2019	Twenty-Six Weeks Ended July 1, 2018	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gain (loss) on settlement of derivative financial instruments classified as cash flow hedges	$173	$(472)	Cost of sales
Realized gain on sale of securities	307	899	Interest income
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(36)	(24)	Cost of sales
Legacy Gold Kist plans(c)(d)	(193)	(180)	Cost of sales
Legacy Gold Kist plans(c)(d)	(427)	(397)	Selling, general and administrative expense
Total before tax	(176)	(174)
Tax benefit	84	(73)
Total reclassification for the period	$(92)	$(247)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Union Plan, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

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
The Company sponsors short-term incentive plans that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals. Full-time, salaried exempt employees of the Company's U.S. operations who are selected by the administering committee are eligible to participate in the Pilgrim's Short Term Incentive Plan (“STIP”). Certain full-time, salaried employees of the Company’s Mexico operations are eligible to participate in the Pilgrim’s Mexico Incentive Plan (“PMIP”). The Company assumed responsibility for the JFC LLC Long-Term Equity Incentive Plan dated January 1, 2014, as amended (the “JFC LTIP”) through its acquisition of JFC LLC and its subsidiaries (together, “GNP”) on January 6, 2017. The Company assumed responsibility for the Moy Park Incentive Plan dated January 1, 2013, as amended (the “MPIP”) through its acquisition of Moy Park on September 8, 2017. At June 30, 2019, the Company has accrued $16.0 million, $1.3 million, $1.3 million and $0.8 million related to cash bonus awards that could potentially be awarded under the STIP, JFC LTIP, MPIP and PMIP, respectively, during 2019.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and liability-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). Awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). Equity-based awards are converted into shares of the Company's common stock shortly after award vesting. Compensation cost to be recognized for an equity-based awards grant is determined by multiplying the number of awards granted by the closing price of a share of the Company's common stock on the award grant date. Liability-based awards granted under the LTIP are converted into cash shortly after award vesting. Compensation cost to be recognized for a liability-based awards grant is first determined by multiplying the number of awards granted by the closing price of a share of the Company's common stock on the award grant date. However, the compensation cost to be recognized is adjusted at each subsequent milestone date (i.e., forfeiture date, vesting date or financial reporting date) by multiplying the number of awards granted by the closing price of a share of the Company's common stock on the milestone date. At June 30, 2019, we have in reserve approximately 3.8 million shares of common stock for future issuance under the LTIP. The LTIP will expire pursuant to its terms on December 28, 2019 and no awards will be granted under the LTIP after that date. On May 1, 2019, the Company's stockholders approved the Pilgrim’s Pride Corporation 2019 Long Term Incentive Plan (the “2019 LTIP”) and reserved 2.0 million shares of common stock for awards under the plan. The 2019 LTIP is intended to replace the expiring plan. The 2019 LTIP will be effective as of December 28, 2019.

The following LTIP awards were outstanding during the twenty-six weeks ended June 30, 2019:

Award Type	Awards Granted	Grant Date	Intended Settlement Method	Grant Date Fair Value per Award	Milestone Date Fair Value per Award	Vesting Condition	Vesting Date	Awards Forfeited to Date
RSU	410,000	2/14/2018	Stock	$25.59	NA	Service	1/1/2019	—
RSU	163,764	3/1/2018	Stock	24.93	NA	Service	(a)	45,755
RSU	250,351	3/1/2018	Stock	24.93	NA	Performance / Service	(b)	151,229
RSU	33,174	3/1/2018	Cash	24.93	$25.39	Performance / Service	(c)	—
RSU	8,358	5/10/2018	Stock	21.54	NA	Service	(d)	—
RSU	2,786	5/10/2018	Cash	21.54	26.86	Service	5/1/2019	—
RSU	262,500	12/18/2018	Stock	16.06	NA	Service	7/1/2019	—
RSU	396,763	1/7/2019	Stock	16.47	NA	Performance / Service	(e)	89,285
RSU	109,654	1/7/2019	Cash	16.47	25.39	Performance / Service	(f)	—
RSU	200,000	4/30/2019	Stock	26.91	NA	Service	7/1/2020	—

(a)
The restricted stock units vest in ratable tranches on December 31, 2018, December 31, 2019 and December 31, 2020. Expected compensation cost related to these units totals $2.9 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.

(b)
The restricted stock units vest in ratable tranches on December 31, 2019, December 31, 2020 and December 31, 2021. Expected compensation cost related to these units totals $2.5 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.

(c)
The restricted stock units vest in ratable tranches on December 31, 2019, December 31, 2020 and December 31, 2021. Expected compensation cost related to these units totals $0.8 million based on a closing stock price for the Company's common stock of $25.39 per share on June 30, 2019. Compensation cost will be amortized to profit/loss over the remaining vesting period.

(d)
These restricted stock units were granted to the three non-employees who currently serve on the Company's Board of Directors. Each participating director's units will vest upon his departure from the Company's Board of Directors. Compensation cost was recognized in profit/loss upon the grant date.

(e)
If performance conditions related to the Company's 2019 operating results are satisfied, the restricted stock units vest in ratable tranches on December 31, 2020, December 31, 2021 and December 31, 2022. Expected compensation cost related to these units totals $5.1 million based on a closing stock price for the Company's common stock of $16.47 per share on January 7, 2019. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.

(f)
If performance conditions related to the Company's 2019 operating results are satisfied, the restricted stock units vest in ratable tranches on December 31, 2020, December 31, 2021 and December 31, 2022. Expected compensation cost related to these units totals $2.8 million based on a closing stock price for the Company's common stock of $25.39 per share on June 30, 2019. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.

Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Equity-based awards compensation cost:
Cost of sales	$150	$117	$162	$169
Selling, general and administrative expense	3,185	4,243	5,055	5,464
Total cost	3,335	4,360	5,217	5,633
Income tax benefit	812	1,061	1,270	1,371
Net cost	$2,523	$3,299	$3,947	$4,262

Liability-based awards compensation cost:
Selling, general and administrative expense	$228	$—	$228	$—
Income tax benefit	55	—	55	—
Net cost	$173	$—	$173	$—

The Company’s RSU activity is included below:

	Twenty-Six Weeks Ended June 30, 2019		Twenty-Six Weeks Ended July 1, 2018
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
Equity-based RSUs:
Outstanding at beginning of period	1,033	$22.91	389	$18.39
Granted	597	19.97	849	25.20
Vested	(459)	25.52	—	—
Forfeited	(224)	21.57	(417)	18.82
Outstanding at end of period	947	$20.11	821	$25.21

	Twenty-Six Weeks Ended June 30, 2019		Twenty-Six Weeks Ended July 1, 2018
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Liability-based RSUs:
Outstanding at beginning of period	—	$—	—	$—
Granted	146	16.25	—	—
Vested	(3)	26.86	—	—
Outstanding at end of period	143	$25.39	—	$—

(a)
The milestone date fair value is the closing price of a share of the Company's common stock on the respective milestone date (i.e., grant date, vesting date, forfeiture date or financial reporting date).

The total fair values of equity-based awards and liability-based awards vested during the twenty-six weeks ended June 30, 2019 were $7.1 million and $0.1 million, respectively. No awards vested during the twenty-six weeks ended July 1, 2018.
At June 30, 2019, the total unrecognized compensation cost related to all nonvested equity-based awards was $12.0 million. This cost is expected to be recognized over a weighted average period of 1.74 years. At June 30, 2019, the total unrecognized compensation cost related to all nonvested liability-based awards was $3.5 million. This cost is expected to be recognized over a weighted average period of 2.34 years.
Historically, we have issued new shares to satisfy equity-based award conversions.
17.    RESTRUCTURING-RELATED ACTIVITIES
In 2018, the Company elected to close its 40 North Foods product incubator operation located in Boulder, Colorado. Implementation of this restructuring initiative is expected to result in total pre-tax charges of approximately $0.6 million, and approximately $0.5 million of these charges are estimated to result in cash outlays. These activities were initiated in the second quarter of 2018 and are expected to be substantially completed by the third quarter of 2019.
In 2017, the Company initiated a restructuring initiative to capitalize on cost-saving opportunities within its GNP operations located in Luverne, Minnesota and St. Cloud, Minnesota. Implementation of the initiative is expected to result in total pre-tax charges of approximately $6.2 million, and approximately $4.3 million of these charges are estimated to result in cash outlays. These activities were initiated in the first quarter of 2017 and are expected to be substantially completed by the second quarter of 2020.
The following table provides a summary of our estimates of net costs associated with these restructuring initiatives by major type of cost:

Type of Cost	40 North Foods	GNP	Total Estimated Amount Expected to be Incurred
	(In thousands)
Employee termination benefits	$449	$4,224	$4,673
Inventory adjustments	—	472	472
Asset impairments	103	781	884
Other, net(a)	18	736	754
Total estimated costs, net	$570	$6,213	$6,783

(a)
Comprised of other costs directly related to the restructuring initiatives, including prepaid software impairment, St. Cloud, Minnesota office lease costs, Luverne, Minnesota plant closure costs, and Boulder, Colorado office lease costs and sublease income.

During the thirteen and twenty-six weeks ended June 30, 2019, the Company recognized the following expenses (income) and paid (received) the following cash related to each restructuring initiative:

	Thirteen Weeks Ended June 30, 2019		Twenty-Six Weeks Ended June 30, 2019
	Expenses (Income)	Cash Outlays (Receipts)	Expenses (Income)	Cash Outlays (Receipts)
	(In thousands)
40 North Foods - Other, net	$(43)	$(15)	$(70)	$(14)
GNP - Employee termination benefits	—	19	—	53
	$(43)	$4	$(70)	$39

The expenses (income) are reported in the line item Administrative restructuring activities on the Condensed Consolidated Statements of Income and are recognized in the U.S. segment.
The following table reconciles liabilities and reserves associated with each restructuring initiative from initiative inception to June 30, 2019. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The ending reserve balance for inventory impairments is reported in the line item Inventories in our Condensed Consolidated Balance Sheets.

	40 North Foods			GNP
	Employee Termination Benefits	Other, Net	Total	Employee Termination Benefits	Inventory Impairments	Other, Net	Total
	(In thousands)
Restructuring charges incurred	$—	$—	$—	$3,381	$699	$752	$4,832
Cash payments and disposals	—	—	—	(2,581)	—	—	(2,581)
Liability or reserve at December 31, 2017	—	—	—	800	699	752	2,251
Restructuring charges incurred	449	150	599	936	(227)	(17)	692
Restructuring income recognized	—	(35)	(35)	—	—	—	—
Cash payments and disposals	(449)	(65)	(514)	(1,500)	(472)	(735)	(2,707)
Cash received	—	36	36	—	—	—	—
Liability or reserve at December 30, 2018	—	86	86	236	—	—	236
Restructuring income recognized	—	(70)	(70)	—	—	—	—
Cash payments and disposals	—	(56)	(56)	(53)	—	—	(53)
Cash received	—	70	70	—	—	—	—
Liability or reserve at June 30, 2019	$—	$30	$30	$183	$—	$—	$183

18.	COMMITMENTS AND CONTINGENCIES
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
The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and June 21, 2019, 26 individual direct action complaints (Affiliated Foods, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00700; U.S. Foods Inc. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00702; Action Meat Distributors, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Jetro Holdings, LLC, v. Tyson Foods, Inc. et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ’s Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer);

Shamrock Foods Company et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 1:18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00354, Hooters of America, LLC v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00390; Darden Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00530; Associated Grocers, Inc., et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-00638; Checkers Drive-In Restaurants, Inc. v. Tyson Foods, Inc. et al., Case No. 1:19- cv-01283; Conagra Brands, Inc. et al. v. Tyson Foods, Inc. et al., Case No. 1:19-cv-02190; Giant Eagle, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms et al., Case No. 1:19-cv-02758; Save Mart Supermarkets v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02805; Walmart Inc., et al. v. Pilgrim’s Pride Corporation, et al., Case No. 1:19-cv-03915 (transferred from the U.S. District Court for the Western District of Arkansas on June 11, 2019, following Plaintiffs’ unopposed motion to transfer); and Services Group of America, Inc. v. Tyson Food, Inc., et al., Case No. 1:19-cv-04194) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. On June 20, 2019, an additional direct action complaint (Commonwealth of Puerto Rico v. Koch Foods, Inc., et al., Case No. 3:19-cv-01605) was filed with U.S. District Court for the District of Puerto Rico by the Commonwealth of Puerto Rico, the allegations of which also largely mirror those in the class action complaints. Substantial completion of document discovery for most defendants, including PPC, occurred on July 18, 2018. The Court’s scheduling order currently requires completion of fact discovery on March 13, 2020, class certification briefing and expert reports proceeding from April 13, 2020 to December 14, 2020, and summary judgment to proceed 60 days after the Court rules on motions for class certification. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated.
On June 21, 2019, the United States Department of Justice filed a motion to intervene and stay discovery in the In re Broiler Chicken Antitrust Litigation for a period of 6 months. Following a hearing on June 27, 2019, on June 28, 2019, the Court granted the government’s motion to intervene, and ordered a limited 3-month stay of discovery until September 27, 2019. On July 1, 2019, the Department of Justice issued a subpoena to PPC in connection with its investigation.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (i) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) PPC’s revenues during the class period were the result of illegal conduct and (iv) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive. On April 4, 2017, the Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. As of the date of this quarterly report, the plaintiff has not yet filed a Second Amended Complaint.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS, or the Grower Litigation. The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Court initially held oral argument on January 19, 2018, during which it considered and granted only certain other defendants’ motions challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma court occurred on April 20, 2018. Rulings on the motion are pending. In addition, on March 12, 2018, the Northern District of Texas, Fort Worth Division, or the Bankruptcy Court, enjoined plaintiffs from litigating the Grower Litigation complaint as pled against PPC because allegations in the consolidated complaint violate the confirmation order relating to PPC’s bankruptcy proceedings in 2008 and 2009. Specifically, the 2009 bankruptcy confirmation order bars any claims against PPC based on conduct occurring before December 28, 2009. On March 13, 2018, PPC notified the trial court of the Bankruptcy Court’s injunction. To date, plaintiffs have not amended the consolidated complaint to comply with the Bankruptcy Court’s injunction order or the confirmation order.

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
In January 2018, a stockholder derivative action entitled Raul v. Nogueira de Souza, et al., was filed in the U.S. District Court for the District of Colorado against PPC, as nominal defendant, as well as PPC’s directors, its Chief Financial Officer, and majority shareholder, JBS S.A. The complaint alleges, among other things, that (i) defendants permitted PPC to omit material information from its proxy statements filed in 2014 through 2017 related to the conduct of Wesley Mendonça Batista and Joesley Mendonça Batista, (ii) the individual defendants and JBS S.A. breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Litigation and (iii) issuing false and misleading statements as alleged in the Hogan class action litigation. On May 17, 2018, the plaintiffs filed an unopposed motion to stay proceedings pending a final resolution of the Hogan class action litigation. The court-ordered deadline for the defendants to file an answer or otherwise respond to the complaint was originally set for July 30, 2018. This deadline was extended to August 31, 2018, at which time the plaintiffs filed an unopposed motion to voluntarily dismiss the complaint without prejudice. The Court granted the plaintiffs’ motion on September 4, 2018.
On January 24, 2018 a stockholder derivative action styled as Sciabacucchi v. JBS S.A. et al. was brought against all of PPC’s directors, JBS S.A., JBS USA Holding and several members of the Batista family, in the Court of Chancery of the State of Delaware, or the Chancery Court. The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of PPC’s acquisition of Moy Park. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. Also by stipulation, various defendants have been voluntarily dismissed from the case without prejudice. The remaining defendants are JBS S.A., JBS USA Holding, and directors Lovette, Nogueira de Souza, Tomazoni, and Molina. PPC also remains in the case as a nominal defendant. On March 15, 2019, the Chancery Court denied the non-PPC defendants’ motion to dismiss. As a result, the case is proceeding to discovery, with fact discovery scheduled to close in February 2020, expert discovery scheduled to close in May 2020, and, subject to the Chancery Court’s availability, trial commencing in November 2020.
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
On June 5, 2017, J&F, for itself and as the controlling shareholder of the J&F Group companies, entered into a leniency agreement (the “Leniency Agreement”) with the MPF, whereby J&F assumed responsibility for the conduct that was described in the annexes to the Plea Bargain Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of 10.3 billion Brazilian reais, adjusted for inflation, over a 25-year period. Various proceedings by Brazilian governmental authorities remain pending against J&F and certain of its former or current officers to potentially invalidate the Plea Bargain Agreements and impose more severe penalties for additional alleged misconduct that were not disclosed in the annexes to the Plea Bargain Agreements.

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

19.	RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$3,511	$4,479	$7,169	$6,008
JBS Five Rivers	—	—	—	7,096
JBS Global (UK) Ltd.	43	—	86	—
JBS Chile Ltda.	54	—	132	60
Combo, Mercado De Congelados	24	—	28	—
Total sales to related parties	$3,632	$4,479	$7,415	$13,164

Cost of goods purchased from related parties:
JBS USA Food Company(a)	$32,828	$34,003	$63,241	$61,827
Seara Meats B.V.	4,369	13,437	8,890	17,677
JBS Aves Ltda.	—	380	—	1,083
JBS Toledo NV	88	125	208	290
JBS Global (UK) Ltd.	—	21	—	21
Total cost of goods purchased from related parties	$37,285	$47,966	$72,339	$80,898

Expenditures paid by related parties:
JBS USA Food Company(b)	$8,103	$28,763	$18,109	$39,262
Seara Alimentos	7	—	7	—
JBS Chile Ltda.	1	3	6	3
Total expenditures paid by related parties	$8,111	$28,766	$18,122	$39,265

Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$1,776	$2,625	$3,979	$4,913
JBS S.A.	—	164	—	164
Seara International Ltd.	—	11	—	31
Total expenditures paid on behalf of related parties	$1,776	$2,800	$3,979	$5,108

	June 30, 2019	December 30, 2018
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$904	$1,236
JBS Chile Ltda.	50	—
Combo, Mercado de Congelados	—	79
Seara International Ltd.	3	16
Total accounts receivable from related parties	$957	$1,331

Accounts payable to related parties:
JBS USA Food Company(a)	$4,261	$5,121
Seara Meats B.V.	1,655	2,142
JBS Toledo NV	22	—
JBS Chile Ltda.	—	6
Total accounts payable to related parties	$5,938	$7,269

(a)
The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of June 30, 2019, approximately $1.2 million of goods purchased from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.

(b)
The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for its companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. This agreement expires on December 31, 2019.

20.    SEGMENT REPORTING
The Company operates in three reportable segments: U.S., U.K. and Europe, and Mexico. The Company measures segment profit as operating income. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S.
Information on segments and a reconciliation to income before income taxes are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net Sales	(In thousands)
U.S.	$1,916,954	$1,899,435	$3,800,544	$3,740,540
U.K. and Europe	535,902	563,102	1,050,865	1,107,402
Mexico	390,229	374,176	716,351	735,449
Total net sales	$2,843,085	$2,836,713	$5,567,760	$5,583,391

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Operating Income	(In thousands)
U.S.	$186,960	$99,469	$301,800	$226,755
U.K. and Europe	24,194	23,662	36,908	45,075
Mexico	68,372	61,997	77,836	114,867
Elimination	24	(16)	48	8
Total operating income	279,550	185,112	416,592	386,705
Interest expense, net of capitalized interest	33,594	40,267	67,156	90,567
Interest income	(3,444)	(4,834)	(6,784)	(6,424)
Foreign currency transaction losses (gains)	2,260	5,630	4,896	3,909
Miscellaneous, net	1,513	(817)	1,156	(2,434)
Income before income taxes	$245,627	$144,866	$350,168	$301,087

In addition to the net sales reported above, the U.S. segment also generated intersegment net sales of $32.5 million and $45.6 million in the thirteen weeks ended June 30, 2019 and July 1, 2018, respectively, from transactions with the Mexico segment and intersegment net sales of $67.5 million and $72.1 million in the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively, from transactions with the Mexico segment. These intersegment net sales were transacted at market prices.

	June 30, 2019	December 30, 2018
Long-Lived Assets(a)	(In thousands)
U.S.	$1,562,325	$1,506,217
U.K. and Europe	358,782	359,621
Mexico	289,105	295,864
Total assets	$2,210,212	$2,161,702

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
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. As of June 30, 2019, we had approximately 52,600 employees and the capacity to process approximately 45.4 million birds per work week for a total of approximately 12.9 billion pounds of live chicken annually. Approximately 5,000 contract growers supply poultry for our operations. As of June 30, 2019, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.4% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2019) in this quarterly report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $170.1 million, or $0.68 per diluted common share, for the thirteen weeks ended June 30, 2019. These operating results included gross profit of $367.9 million. During the thirteen weeks ended June 30, 2019, we generated $283.0 million of cash from operations.
We reported net income attributable to Pilgrim’s Pride Corporation of $254.2 million, or $1.02 per diluted common share, for the twenty-six weeks ended June 30, 2019. These operating results included gross profit of $586.8 million. During the twenty-six weeks ended June 30, 2019, we generated $403.4 million of cash from operations.
Our U.S. and Mexico segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe segment uses wheat as the main ingredient for feed production. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn, one ton of soybean meal and one metric ton of wheat during the current and previous years:

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price

2019:
Second Quarter	$4.69	$3.72	$334.90	$295.50	£176.21	£174.54
First Quarter	3.98	3.66	330.20	305.30	173.80	155.30
2018:
Fourth Quarter	3.90	3.68	327.30	307.80	179.30	167.00
Third Quarter	3.87	3.43	341.40	303.30	194.65	165.75
Second Quarter	4.27	3.66	391.70	329.90	159.75	142.40
First Quarter	4.01	3.63	394.10	319.60	139.20	134.70

(a)	We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, soybean oil and natural gas. We will sometimes purchase a derivative instrument to minimize the impact of a commodity’s price volatility on our operating results. We will also purchase derivative financial instruments in an attempt to mitigate currency exchange rate exposure related to the financial statements of our Mexico segment that are denominated in Mexican pesos and our U.K. and Europe segment that are denominated in British pounds and euros. For additional information see “Note 6. Derivative Financial Instruments”.
During the thirteen weeks ended June 30, 2019 and July 1, 2018, we recognized net losses totaling $0.5 million and $24.0 million, respectively, related to changes in the fair value of our derivative financial instruments. During the twenty-six weeks ended June 30, 2019 and July 1, 2018, we recognized net losses totaling $8.5 million and $17.6 million, respectively, related to changes in the fair value of our derivative financial instruments.

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

Results of Operations
Thirteen Weeks Ended June 30, 2019 Compared to Thirteen Weeks Ended July 1, 2018
Net sales. Net sales generated in the thirteen weeks ended June 30, 2019 increased $6.4 million, or 0.2%, from net sales generated in the thirteen weeks ended July 1, 2018. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended June 30, 2019	Change from Thirteen Weeks Ended July 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$1,916,954	$17,519	0.9%
U.K. and Europe(b)	535,902	(27,200)	(4.8)%
Mexico(c)	390,229	16,053	4.3%
Total net sales	$2,843,085	$6,372	0.2%

(a)
U.S. net sales generated in the thirteen weeks ended June 30, 2019 increased $17.5 million, or 0.9%, from U.S. net sales generated in the thirteen weeks ended July 1, 2018 primarily because of an increase in sales volume, partially offset by a decrease in net sales per pound. The increase in sales volume experienced by our U.S. segment contributed $31.8 million, or 1.7 percentage points, to the increase in net sales. The impact of increased sales volume on net sales was partially offset by a decrease in net sales per pound of $14.2 million, or 0.7 percentage points. Included in U.S. net sales generated during the thirteen weeks ended June 30, 2019 and July 1, 2018 were net sales to JBS USA Food Company totaling $3.5 million and $4.5 million, respectively.

(b)
U.K. and Europe net sales generated in the thirteen weeks ended June 30, 2019 decreased $27.2 million, or 4.8%, from U.K. and Europe net sales generated in the thirteen weeks ended July 1, 2018 primarily because of a decrease in sales volume and the unfavorable impact of foreign currency translation, partially offset by an increase in net sales per pound. The decrease in sales volume contributed $41.1 million, or 7.3 percentage points, and the unfavorable impact of foreign currency translation contributed $31.3 million, or 5.6 percentage points, to the decrease in net sales. An increase in net sales per pound partially offset the decrease in net sales by $45.2 million, or 8.0 percentage points.

(c)
Mexico net sales generated in the thirteen weeks ended June 30, 2019 increased $16.1 million, or 4.3%, from Mexico net sales generated in the thirteen weeks ended July 1, 2018 primarily because of an increase in net sales per pound and the positive impact of foreign currency remeasurement, partially offset by a decrease in sales volume. Increased net sales per pound and the positive impact of foreign currency remeasurement resulted in an increase in net sales of $22.0 million, or 5.9 percentage points, and $5.9 million, or 1.6 percentage points, respectively. These increases were partially offset by a decrease in sales volume of $11.8 million, or 3.2 percentage points.

Gross profit. Gross profit increased by $93.6 million, or 34.1%, from $274.2 million generated in the thirteen weeks ended July 1, 2018 to $367.9 million generated in the thirteen weeks ended June 30, 2019. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended June 30, 2019	Change from Thirteen Weeks Ended July 1, 2018		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	June 30, 2019	July 1, 2018
	(In thousands, except percent data)
Net sales	$2,843,085	$6,372	0.2%	100.0%	100.0%
Cost of sales(a)(b)(c)	2,475,221	(87,270)	(3.4)%	87.1%	90.3%
Gross profit	$367,864	$93,642	34.1%	12.9%	9.7%

Sources of gross profit	Thirteen Weeks Ended June 30, 2019	Change from Thirteen Weeks Ended July 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.	$246,570	$92,646	60.2%
U.K. and Europe	43,516	(5,595)	(11.4)%
Mexico	77,754	6,551	9.2%
Intersegment transactions, net	24	40	(250.0)%
Total gross profit	$367,864	$93,642	34.1%

Sources of cost of sales	Thirteen Weeks Ended June 30, 2019	Change from Thirteen Weeks Ended July 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$1,670,384	$(75,127)	(4.3)%
U.K. and Europe(b)	492,386	(21,605)	(4.2)%
Mexico(c)	312,475	9,502	3.1%
Intersegment transactions, net	(24)	(40)	(250.0)%
Total cost of sales	$2,475,221	$(87,270)	(3.4)%

(a)
Cost of sales incurred by our U.S. segment during the thirteen weeks ended June 30, 2019 decreased $75.1 million, or 4.3%, from cost of sales incurred by our U.S. segment during the thirteen weeks ended July 1, 2018. Cost of sales decreased primarily because of the $104.3 million impact of decreased cost per pound sold, partially offset by a $29.2 million impact from sales volume increases. Included in the decreased cost per pound sold and the impact of sales volume increases in cost of sales is a $38.6 million decrease in feed ingredient costs, a $28.3 million decrease in losses related to commodity derivatives and a $6.5 million decrease in freight costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended June 30, 2019 decreased $21.6 million, or 4.2%, from cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended July 1, 2018. U.K. and Europe cost of sales decreased primarily because of the $37.5 million impact of reduced sales volume and the $28.8 million favorable impact of foreign currency translation. Partially offsetting the decreases in sales volume and impact of foreign currency translation was an increase in cost per pound sold of $44.7 million. Included in the impact of reduced sales volume, foreign currency translation and increased cost per pound sold on the decrease in cost of sales was a reduction of live bird input costs of $20.1 million. Other factors affecting cost of sales were individually immaterial.

(c)
Cost of sales incurred by our Mexico segment during the thirteen weeks ended June 30, 2019 increased $9.5 million, or 3.1%, from cost of sales incurred by our Mexico segment during the thirteen weeks ended July 1, 2018. Mexico cost of sales increased primarily because of the $14.4 million impact of increased cost per pound sold and the $4.7 million unfavorable impact of foreign currency remeasurement. Partially offsetting the impact of the increases in both cost per pound sold and the impact of foreign currency remeasurement was the $9.6 million impact from reduced sales volume. Included in the impact of increased cost per pound sold, foreign currency remeasurement and reduced sales volume was a $3.3 million increase in outsourced labor costs, a $2.7 million increase in grower pay, a $1.8 million increase in direct production labor costs and a $1.7 million increase in warehousing and freight costs. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $94.4 million, or 51.0%, from $185.1 million generated in the thirteen weeks ended July 1, 2018 to $279.6 million generated in the thirteen weeks ended June 30, 2019. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Thirteen Weeks Ended June 30, 2019	Change from Thirteen Weeks Ended July 1, 2018		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	June 30, 2019	July 1, 2018
	(In thousands, except percent data)
Gross profit	$367,864	$93,642	34.1%	12.9%	9.7%
SG&A expense(a)(b)(c)	88,357	382	0.4%	3.1%	3.1%
Administrative restructuring activities(d)	(43)	(1,178)	(103.8)%	—%	—%
Operating income	$279,550	$94,438	51.0%	9.8%	6.5%

Sources of operating income	Thirteen Weeks Ended June 30, 2019	Change from Thirteen Weeks Ended July 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.	$186,960	$87,491	88.0%
U.K. and Europe	24,194	532	2.2%
Mexico	68,372	6,375	10.3%
Intersegment transactions, net	24	40	(250.0)%
Total operating income	$279,550	$94,438	51.0%

Sources of SG&A expense	Thirteen Weeks Ended June 30, 2019	Change from Thirteen Weeks Ended July 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$59,653	$6,333	11.9%
U.K. and Europe(b)	19,322	(6,127)	(24.1)%
Mexico(c)	9,382	176	1.9%
Total SG&A expense	$88,357	$382	0.4%

Sources of administrative restructuring activities	Thirteen Weeks Ended June 30, 2019	Change from Thirteen Weeks Ended July 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(d)	$(43)	$(1,178)	(103.8)%
U.K. and Europe	—	—	—%
Mexico	—	—	—%
Total administrative restructuring activities	$(43)	$(1,178)	(103.8)%

(a)
SG&A expense incurred by our U.S. segment during the thirteen weeks ended June 30, 2019 increased $6.3 million, or 11.9%, from SG&A expense incurred by our U.S. segment during the thirteen weeks ended July 1, 2018, primarily because of a $3.0 million increase in incentive compensation expenses, a $2.5 million increase in advertising and promotion expenses related to Internet promotions and a $1.4 million increase in deferred compensation expenses. These increases in SG&A expenses were partially offset by a decrease of $1.2 million in professional service fees primarily due to a reduction in consulting fees. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended June 30, 2019 decreased $6.1 million, or 24.1%, from SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended July 1, 2018. SG&A expense incurred by our U.K. and Europe segment decreased primarily because of a decrease of $3.3 million in severance expenses, a $1.3 million decrease in administrative payroll expenses, a $0.9 million decrease in legal fees and a $0.6 million decrease in amortization related costs. Other factors affecting SG&A expense were individually immaterial.

(c)
SG&A expense incurred by our Mexico segment during the thirteen weeks ended June 30, 2019 increased $0.2 million, or 1.9%, from SG&A expense incurred by our Mexico segment during the thirteen weeks ended July 1, 2018. Factors affecting SG&A expenses by our Mexico segment were individually immaterial.

(d)
Administrative restructuring activities incurred by our U.S. segment during the thirteen weeks ended June 30, 2019 included $43,000 of sublease income related to the termination of 40 North Foods operations. Administrative restructuring activities incurred by our U.S. segment during the thirteen weeks ended July 1, 2018 included $0.4 million in severance costs related to the GNP acquisition and $0.7 million in severance, asset impairment and lease obligations resulting from termination of 40 North Foods operations.

Net interest expense. Net interest expense decreased 14.9% to $30.2 million recognized in the thirteen weeks ended June 30, 2019 from $35.4 million recognized in the thirteen weeks ended July 1, 2018. Average borrowings decreased from $2.7 billion in the thirteen weeks ended July 1, 2018 to $2.3 billion in the thirteen weeks ended June 30, 2019. The weighted average interest rate increased from 5.2% in the thirteen weeks ended July 1, 2018 to 5.4% in the thirteen weeks ended June 30, 2019.
Income taxes. Income tax expense increased to $75.5 million, a 30.8% effective tax rate, for the thirteen weeks ended June 30, 2019 compared to income tax expense of $38.5 million, a 26.6% effective tax rate, for the thirteen weeks ended July 1, 2018. The increase in income tax expense in 2019 resulted primarily from an increase in pre-tax income and an increase in unrecognized tax benefits in Mexico.

Twenty-Six Weeks Ended June 30, 2019 Compared to Twenty-Six Weeks Ended July 1, 2018
Net sales. Net sales generated in the twenty-six weeks ended June 30, 2019 decreased $15.6 million, or 0.3%, from net sales generated in the twenty-six weeks ended July 1, 2018. The following table provides net sales information:

Sources of net sales	Twenty-Six Weeks Ended June 30, 2019	Change from Twenty-Six Weeks Ended July 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$3,800,544	$60,004	1.6%
U.K. and Europe(b)	1,050,865	(56,537)	(5.1)%
Mexico(c)	716,351	(19,098)	(2.6)%
Total net sales	$5,567,760	$(15,631)	(0.3)%

(a)
U.S. net sales generated in the twenty-six weeks ended June 30, 2019 increased $60.0 million, or 1.6%, from U.S. net sales generated in the twenty-six weeks ended July 1, 2018, primarily because of an increase in sales volume and an increase in net sales per pound. The increases in sales volume and net sales per pound experienced by our U.S. segment contributed $48.1 million, or 1.3 percentage points, and $11.9 million, or 0.3 percentage points, respectively, to the increase in net sales. Included in U.S. net sales generated during the twenty-six weeks ended June 30, 2019 and July 1, 2018 were net sales to JBS USA Food Company totaling $7.2 million and $6.0 million, respectively.

(b)
U.K. and Europe net sales generated in the twenty-six weeks ended June 30, 2019 decreased $56.5 million, or 5.1%, from U.K. and Europe net sales generated in the twenty-six weeks ended July 1, 2018, primarily because of the unfavorable impact of foreign currency translation and a decrease in sales volume, partially offset by an increase in net sales per pound. The unfavorable impact of foreign currency translation and decrease in sales volume contributed $66.6 million, or 6.0 percentage points, and $64.0 million, or 5.8 percentage points, respectively, to the decrease in net sales. These decreases were partially offset by an increase in net sales per pound of $74.1 million, or 6.7 percentage points.

(c)
Mexico net sales generated in the twenty-six weeks ended June 30, 2019 decreased $19.1 million, or 2.6%, from Mexico net sales generated in the twenty-six weeks ended July 1, 2018, primarily because of a decrease net sales per pound, a decrease in sales volume and the unfavorable impact of foreign currency remeasurement. The decrease in net sales per pound contributed $11.3 million, or 1.5 percentage points, to the decrease in net sales. The decrease in sales volume and the unfavorable impact of foreign currency remeasurement contributed $4.4 million, or 0.6 percentage points, and $3.4 million, or 0.5 percentage points, respectively, to the decrease in net sales.

Gross profit. Gross profit increased by $24.9 million, or 4.4%, from $561.9 million generated in the twenty-six weeks ended July 1, 2018 to $586.8 million generated in the twenty-six weeks ended June 30, 2019. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Twenty-Six Weeks Ended June 30, 2019	Change from Twenty-Six Weeks Ended July 1, 2018		Percent of Net Sales
				Twenty-Six Weeks Ended
		Amount	Percent	June 30, 2019	July 1, 2018
	(In thousands, except percent data)
Net sales	$5,567,760	$(15,631)	(0.3)%	100.0%	100.0%
Cost of sales(a)(b)(c)	4,980,957	(40,547)	(0.8)%	89.5%	89.9%
Gross profit	$586,803	$24,916	4.4%	10.5%	10.1%

Sources of gross profit	Twenty-Six Weeks Ended June 30, 2019	Change from Twenty-Six Weeks Ended July 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.	$416,741	$80,446	23.9%
U.K. and Europe	73,101	(18,742)	(20.4)%
Mexico	96,913	(36,828)	(27.5)%
Intersegment transactions, net	48	40	500.0%
Total gross profit	$586,803	$24,916	4.4%

Sources of cost of sales	Twenty-Six Weeks Ended June 30, 2019	Change from Twenty-Six Weeks Ended July 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$3,383,803	$(20,442)	(0.6)%
U.K. and Europe(b)	977,764	(37,795)	(3.7)%
Mexico(c)	619,438	17,730	2.9%
Intersegment transactions, net	(48)	(40)	500.0%
Total cost of sales	$4,980,957	$(40,547)	(0.8)%

(a)
Cost of sales incurred by our U.S. segment during the twenty-six weeks ended June 30, 2019 decreased $20.4 million, or 0.6%, from cost of sales incurred by our U.S. segment during the twenty-six weeks ended July 1, 2018. Cost of sales decreased primarily because of a $64.2 million impact of decreased cost per pound sold, partially offset by a $43.8 million impact of increased sales volume. Included in the decreased cost per pound sold and increased sales volume was a $26.9 million decrease in feed ingredient costs, an $18.7 million decrease in losses related to commodity derivatives, a $7.7 million deferment of costs related to outgoing product shipments in transit at the reporting date and a $7.6 million decrease in freight costs. These decreases in costs of sales were partially offset by a $41.8 million increase in hourly payroll increases. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by our U.K. and Europe segment during the twenty-six weeks ended June 30, 2019 decreased $37.8 million, or 3.7%, from cost of sales incurred by our U.K. and Europe segment during the twenty-six weeks ended July 1, 2018. U.K. and Europe cost of sales decreased primarily because of a $62.0 million impact of foreign currency translation and the $58.7 million impact due to a reduction in sales volume. These decreases in cost of sales were partially offset by an increase in cost per pound sold of $82.9 million. Included in the impact of foreign currency translation, reduced sales volume and increased cost per pound sold on the decrease in cost of sales was a reduction in live bird input costs of $48.5 million. The impact of reduced live bird input costs on cost of sales was partially offset by a $5.8 million increase in contract labor due to an increase in the national minimum wage, a $3.1 million increase in electricity costs and a $2.9 million increase in gas costs due to increased rates. Other factors affecting cost of sales were individually immaterial.

(c)
Cost of sales incurred by our Mexico segment during the twenty-six weeks ended June 30, 2019 increased $17.7 million, or 2.9%, from cost of sales incurred by our Mexico segment during the twenty-six weeks ended July 1, 2018. Mexico cost of sales increased primarily because of the impact of increased cost per pound sold of $24.2 million. This increase in cost per pound was partially offset by a $3.6 million impact of reduced sales volume and a $2.9 million favorable impact of foreign currency remeasurement. Included in the impact of increased cost per pound sold, decrease in sales volume and impact of foreign currency remeasurement was a $6.3 million increase in grower pay due to increased rates, a $6.0 million increase in direct production labor costs, a $3.4 million increase in electricity costs and a $3.4 million increase in freight and warehouse costs. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $29.9 million, or 7.7%, from $386.7 million generated in the twenty-six weeks ended July 1, 2018 to $416.6 million generated in the twenty-six weeks ended June 30, 2019. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Twenty-Six Weeks Ended June 30, 2019	Change from Twenty-Six Weeks Ended July 1, 2018		Percent of Net Sales
				Twenty-Six Weeks Ended
		Amount	Percent	June 30, 2019	July 1, 2018
	(In thousands, except percent data)
Gross profit	$586,803	$24,916	4.4%	10.5%	10.1%
SG&A expense(a)(b)(c)	170,281	(2,977)	(1.7)%	3.1%	3.1%
Administrative restructuring activities(d)	(70)	(1,994)	(103.6)%	—%	—%
Operating income	$416,592	$29,887	7.7%	7.5%	6.9%

Sources of operating income	Twenty-Six Weeks Ended June 30, 2019	Change from Twenty-Six Weeks Ended July 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.	$301,800	$75,045	33.1%
U.K. and Europe	36,908	(8,167)	(18.1)%
Mexico	77,836	(37,031)	(32.2)%
Intersegment transactions, net	48	40	500.0%
Total operating income	$416,592	$29,887	7.7%

Sources of SG&A expense	Twenty-Six Weeks Ended June 30, 2019	Change from Twenty-Six Weeks Ended July 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$115,011	$7,395	6.9%
U.K. and Europe(b)	36,193	(10,575)	(22.6)%
Mexico(c)	19,077	203	1.1%
Total SG&A expense	$170,281	$(2,977)	(1.7)%

Sources of administrative restructuring activities	Twenty-Six Weeks Ended June 30, 2019	Change from Twenty-Six Weeks Ended July 1, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(d)	$(70)	$(1,994)	(103.6)%
U.K. and Europe	—	—	—%
Mexico	—	—	—%
Total administrative restructuring activities	$(70)	$(1,994)	(103.6)%

(a)
SG&A expense incurred by our U.S. segment during the twenty-six weeks ended June 30, 2019 increased $7.4 million, or 6.9%, from SG&A expense incurred by our U.S. segment during the twenty-six weeks ended July 1, 2018, primarily because of a $4.4 million increase in incentive compensation expenses, a $3.3 million increase in Internet promotion expenses, a $2.6 million increase in administrative payroll expenses and a $1.2 million increase in deferred compensation expenses. These increases in SG&A expenses were partially offset by a $3.6 million decrease in professional fees mainly due to a reduction in consulting expenses. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our U.K. and Europe segment during the twenty-six weeks ended June 30, 2019 decreased $10.6 million, or 22.6%, from SG&A expense incurred by our U.K. and Europe segment during the twenty-six weeks ended July 1, 2018. SG&A expense incurred by our U.K. and Europe segment decreased primarily because of a $3.9 million decrease in administrative payroll expenses, a $3.3 million decrease in severance expenses, a $2.0 million decrease in legal expenses and a $1.3 million decrease in amortization expenses. Other factors affecting SG&A expense were individually immaterial.

(c)
SG&A expense incurred by our Mexico segment during the twenty-six weeks ended June 30, 2019 increased $0.2 million, or 1.1%, from SG&A expense incurred by our Mexico segment during the twenty-six weeks ended July 1, 2018. Factors affecting SG&A expenses by our Mexico segment were individually immaterial.

(d)
Administrative restructuring activities incurred by our U.S. segment during the twenty-six weeks ended June 30, 2019 included $70,000 of sublease income related to the termination of 40 North Foods operations. Administrative restructuring activities incurred by our U.S. segment during the twenty-six weeks ended July 1, 2018 included $1.0 million in severance costs related to the GNP acquisition, $0.7 million in severance, asset impairment and lease obligations resulting from termination of 40 North Foods operations and $0.2 million in costs related to the closure of the Luverne, Minnesota facility.

Net interest expense. Net interest expense decreased 28.3% to $60.4 million recognized in the twenty-six weeks ended June 30, 2019 from $84.1 million recognized in the twenty-six weeks ended July 1, 2018. Average borrowings decreased from $2.7 billion in the twenty-six weeks ended July 1, 2018 to $2.3 billion in the twenty-six weeks ended June 30, 2019. The weighted average interest rate increased from 5.1% in the twenty-six weeks ended ended July 1, 2018 to 5.4% in the twenty-six weeks ended June 30, 2019.
Income taxes. Income tax expense increased to $96.0 million, a 27.4% effective tax rate, for the twenty-six weeks ended June 30, 2019 compared to income tax expense of $75.5 million, a 25.1% effective tax rate, for the twenty-six weeks ended July 1, 2018. The increase in income tax expense in 2019 resulted primarily from an increase in pre-tax income and an increase in unrecognized tax benefits in Mexico.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of June 30, 2019:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$538.2
Borrowing arrangements:
U.S. Credit Facility(a)	$750.0	$—	708.4
Mexico Credit Facility(b)	78.0	—	78.0
U.K. and Europe Credit Facilities(c)	138.4	3.4	135.0

(a)
Availability under the U.S. Credit Facility (as described below) is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at June 30, 2019 totaled $41.6 million.

(b)
As of June 30, 2019, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $78.0 million.  The Mexico Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.

(c)
As of June 30, 2019, the U.S. dollar-equivalent of the amount available under the U.K. and Europe Credit Facilities (as described below) were $135.0 million. The U.K. and Europe Credit Facilities provide for loan commitments of £100.0 million (or $127.0 million U.S. dollar equivalent) under the Bank of Ireland Facility Agreement (as described below) and €10.0 million (or $11.4 million U.S. dollar equivalent) under the Invoice Discounting Facility (as described below).

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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of June 30, 2019, we had Term Loans outstanding totaling $487.5 million, and the amount available for borrowing under the revolving loan commitment was $708.4 million. We had letters of credit of $41.6 million and no borrowings outstanding under the revolving loan commitment as of June 30, 2019.
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
U.K. and Europe Credit Facilities
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was decreased by 50 percent in June 2018. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%. As of June 30, 2019, the U.S. dollar-equivalent loan commitment, borrowing availability, and outstanding borrowings under the Invoice Discounting Facility were was $11.4 million, $8.0 million, and $3.4 million, respectively.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.

Moy Park Credit Agricole Bank Overdraft
On December 3, 2018, Moy Park entered into an unsecured €0.5 million bank overdraft agreement (the “Overdraft Agreement”) with Credit Agricole. The Overdraft Agreement is payable on demand and can be cancelled anytime by us or Credit Agricole. Outstanding borrowings under the Overdraft Agreement bear interest at a per annum rate equal to EURIBOR plus 1.50%. As of June 30, 2019, there were no outstanding borrowings under the Overdraft Agreement.
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (i) LIBOR or, in relation to any loan in euros, EURIBOR, plus (ii) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of June 30, 2019, both the U.S. dollar-equivalent loan commitment and borrowing availability under the Bank of Ireland Facility Agreement were $127.0 million. As of June 30, 2019, there were no outstanding borrowings under the Bank of Ireland Facility Agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. The U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility is $78.0 million. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.50%. The Mexico Credit Facility contains covenants and defaults that we believe are customary for transactions of this type. The Mexico Credit Facility is used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of June 30, 2019, there were no outstanding borrowings under the Mexico Credit Facility.
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility. The U.K. and Europe and Mexico credit facilities are unsecured.
Historical Flow of Funds
Twenty-Six Weeks Ended June 30, 2019
Cash provided by operating activities was $403.4 million for the twenty-six weeks ended June 30, 2019. The cash flows provided by operating activities resulted primarily from net income of $254.2 million, net noncash expenses of $143.2 million, a change in accounts payable, accrued expenses and other current liabilities of $20.7 million and changes in income taxes of $34.0 million. These cash flows were offset by the use of $27.2 million in cash related to inventories and $20.4 million use of cash related to trade accounts and other receivables.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a$20.4 million use of cash related to operating activities for the twenty-six weeks ended June 30, 2019. This change is primarily due to customer payment timing.
The change in inventories represented a $27.2 million use of cash related to operating activities for the twenty-six weeks ended June 30, 2019. This change resulted primarily from an increase in our finished products inventory.

The change in prepaid expenses and other current assets represented a $1.3 million use of cash related to operating activities for the twenty-six weeks ended June 30, 2019. This change resulted primarily from a net increase in value-added tax receivables.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $20.7 million source of cash related to operating activities for the twenty-six weeks ended June 30, 2019. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $34.0 million source of cash related to operating activities for the twenty-six weeks ended June 30, 2019. This change resulted primarily from the timing of estimated tax payments and an increase in unrecognized tax benefits in Mexico.
Net noncash expenses provided $143.2 million of cash related to operating activities for the twenty-six weeks ended ended June 30, 2019. Net noncash expense items included depreciation and amortization of $138.5 million, share-based compensation of $5.2 million and loan cost amortization of $2.4 million, which were partially offset by a deferred income tax benefit of $3.4 million.
Cash used in investing activities totaled $175.9 million for the twenty-six weeks ended June 30, 2019. Cash used to acquire property, plant and equipment totaled $177.6 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs. Cash proceeds generated from property disposals totaled $1.7 million during the twenty-six weeks ended June 30, 2019.
Cash used by financing activities totaled $17.5 million for the twenty-six weeks ended June 30, 2019. Uses of cash included payments on revolving lines of credit, long-term borrowings and capital lease obligations totaling $113.1 million, the purchase of common stock under share repurchase program totaling $2.9 million, capitalized loan costs totaling $0.6 million and a $0.5 million cash payment from equity distributions under a tax sharing agreement with JBS USA Food Company Holdings. These uses of cash were partially offset by proceeds from revolving line of credit and long-term debt totaling $99.6 million.
Twenty-Six Weeks Ended July 1, 2018
Cash provided by operating activities was $304.0 million for the twenty-six weeks ended July 1, 2018. The cash flows provided by operating activities resulted primarily from net income of $225.6 million, net noncash expenses of $143.1 million, a $104.0 million source of cash related to accounts payable, accrued expenses and other current liabilities and a $60.3 million source of cash related to inventories. These cash flows were partially offset by the use of $161.6 million in cash related to income taxes, the use of $31.9 million in cash related to trade accounts and other receivables and the use of $31.1 million in cash related to prepaid expenses and other current assets.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a$31.9 million use of cash related to operating activities for the twenty-six weeks ended July 1, 2018. This change was primarily due to customer payment timing.
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
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $161.6 million use of cash related to operating activities for the twenty-six weeks ended July 1, 2018. This change resulted primarily from the timing of estimated tax payments.
Net noncash expenses provided $143.1 million of cash related to operating activities for the twenty-six weeks ended ended July 1, 2018. Net noncash expense items included depreciation and amortization of $139.5 million, share-based compensation of $5.6 million, foreign currency transaction loss related to borrowing arrangements of $4.2 million, and noncash loss on early extinguishment of debt of $4.9 million, which were partially offset by a deferred income tax benefit of $11.9 million.

Cash used in investing activities totaled $154.0 million for the twenty-six weeks ended July 1, 2018. Cash used to acquire property, plant and equipment totaled $155.2 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs. Cash proceeds generated from property disposals totaled $1.2 million during the twenty-six weeks ended July 1, 2018.
Cash used by financing activities totaled $69.5 million for the twenty-six weeks ended July 1, 2018. Cash used for payments on revolving lines of credit, long-term borrowings and capital lease obligations totaled $673.5 million. Cash used to pay capitalized loan costs totaled $5.7 million. These cash payments were partially offset by cash proceeds from revolving line of credit and long-term debt totaling $604.1 million and equity contributions under a tax sharing agreement with JBS USA Food Company Holdings totaling $5.6 million.
Contractual Obligations
Contractual obligations at June 30, 2019 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,342,828	$30,192	$50,136	$412,500	$1,850,000
Interest(c)	840,098	125,545	247,958	234,314	232,281
Finance leases	141	98	43	—	—
Operating leases	366,352	88,181	122,461	85,103	70,607
Derivative liabilities	20,801	20,801	—	—	—
Purchase obligations(d)	458,980	452,255	6,725	—	—
Total	$4,029,200	$717,072	$427,323	$731,917	$2,152,888

(a)
The total amount of unrecognized tax benefits at June 30, 2019 was $23.8 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $41.6 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of June 30, 2019.

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
Recent Accounting Pronouncements Adopted as of June 30, 2019
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on lease arrangements, which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. We adopted the standard as of December 31, 2018. Adoption of the standard had a material impact on our Condensed Consolidated Balance Sheet as a result of the increase in assets and liabilities from recognition of operating assets and lease liabilities. However, the standard did not have a material impact on our Condensed Consolidated Statement of Income.

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

Recent Accounting Pronouncements Not Yet Adopted as of June 30, 2019

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
Critical Accounting Policies
During the twenty-six weeks ended June 30, 2019, (i) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (ii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of June 30, 2019. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended June 30, 2019, such a change would have resulted in a change to cost of sales of approximately $71.6 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at June 30, 2019 would be $12.0 million, excluding any potential impact on the production costs of our chicken inventories.
We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn and soybean meal prices on June 30, 2019 would have resulted in a change of approximately $1.7 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 21.0% of our total debt at June 30, 2019. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by less than $0.1 million for the thirteen weeks ended June 30, 2019.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $2.8 million as of June 30, 2019.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a gain of $3.5 million and a loss of $3.4 million in the thirteen weeks ended June 30, 2019 and July 1, 2018, respectively. Foreign currency exchange losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a gain of $4.3 million and a loss of $3.7 million in the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively. The average exchange rates for the thirteen weeks ended June 30, 2019 and July 1, 2018 were 19.11 Mexican pesos to 1 U.S. dollar and 19.41 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of June 30, 2019 and July 1, 2018. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico segment at June 30, 2019, such a change would have resulted in a decrease in foreign currency transaction gains recognized in the thirteen weeks ended June 30, 2019 of approximately $14.1 million. Based on the net monetary asset position of our Mexico segment at July 1, 2018, such a change would have resulted in an increase in foreign currency transaction losses recognized in the thirteen weeks ended July 1, 2018 of approximately $2.7 million. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Additionally, we are exposed to foreign exchange-related variability of investments and earnings from our foreign investments in Europe (including the U.K.). Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At June 30, 2019, our U.K. and Europe segment had net assets of approximately $1.6 billion, denominated in British pounds, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% adverse change in exchange rates would cause a reduction of $157.0 million to our net assets.
At June 30, 2019, we had foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $16.5 million to hedge a portion of our investments in Europe (including the U.K.). On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound by 10% would result in a $2.2 million negative change in our cash flows on settlement while a weakening of the U.S. dollar against the euro by 10% would result in a $0.6 million increase in our cash flows on settlement. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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
As of June 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, made changes during the twenty-six weeks ended June 30, 2019 to the Company's internal controls over financial reporting for the implementation of a new information technology system relating to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842). No other changes to the Company's internal control over financial reporting occurred during the twenty-six weeks ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and June 21, 2019, 26 individual direct action complaints (Affiliated Foods, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00700; U.S. Foods Inc. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00702; Action Meat Distributors, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Jetro Holdings, LLC, v. Tyson Foods, Inc. et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ’s Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer); Shamrock Foods Company et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 1:18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00354, Hooters of America, LLC v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00390; Darden Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00530; Associated Grocers, Inc., et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-00638; Checkers Drive-In Restaurants, Inc. v. Tyson Foods, Inc. et al., Case No. 1:19- cv-01283; Conagra Brands, Inc. et al. v. Tyson Foods, Inc. et al., Case No. 1:19-cv-02190; Giant Eagle, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms et al., Case No. 1:19-cv-02758; Save Mart Supermarkets v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02805; Walmart Inc., et al. v. Pilgrim’s Pride Corporation, et al., Case No. 1:19-cv-03915 (transferred from the U.S. District Court for the Western District of Arkansas on June 11, 2019, following Plaintiffs’ unopposed motion to transfer); and Services Group of America, Inc. v. Tyson Food, Inc., et al., Case No. 1:19-cv-04194) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. On June 20, 2019, an additional direct action complaint (Commonwealth of Puerto Rico v. Koch Foods, Inc., et al., Case No. 3:19-cv-01605) was filed with U.S. District Court for the District of Puerto Rico by the Commonwealth of Puerto Rico, the allegations of which also largely mirror those in the class action complaints. Substantial completion of document discovery for most defendants, including PPC, occurred on July 18, 2018. The Court’s scheduling order currently requires completion of fact discovery on March 13, 2020, class certification briefing and expert reports proceeding from April 13, 2020 to December 14, 2020, and summary judgment to proceed 60 days after the Court rules on motions for class certification. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated.
On June 21, 2019, the United States Department of Justice filed a motion to intervene and stay discovery in the In re Broiler Chicken Antitrust Litigation for a period of 6 months. Following a hearing on June 27, 2019, on June 28, 2019, the Court granted the government’s motion to intervene, and ordered a limited 3-month stay of discovery until September 27, 2019. On July 1, 2019, the Department of Justice issued a subpoena to PPC in connection with its investigation.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the

District of Colorado against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (i) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (ii) its conduct constituted a violation of federal antitrust laws, (iii) PPC’s revenues during the class period were the result of illegal conduct and (iv) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive. On April 4, 2017, the Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. As of the date of this quarterly report, the plaintiff has not yet filed a Second Amended Complaint.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS, or the Grower Litigation. The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Court initially held oral argument on January 19, 2018, during which it considered and granted only certain other defendants’ motions challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma court occurred on April 20, 2018. Rulings on the motion are pending. In addition, on March 12, 2018, the Northern District of Texas, Fort Worth Division, or the Bankruptcy Court, enjoined plaintiffs from litigating the Grower Litigation complaint as pled against PPC because allegations in the consolidated complaint violate the confirmation order relating to PPC’s bankruptcy proceedings in 2008 and 2009. Specifically, the 2009 bankruptcy confirmation order bars any claims against PPC based on conduct occurring before December 28, 2009. On March 13, 2018, PPC notified the trial court of the Bankruptcy Court’s injunction. To date, plaintiffs have not amended the consolidated complaint to comply with the Bankruptcy Court’s injunction order or the confirmation order.
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
In January 2018, a stockholder derivative action entitled Raul v. Nogueira de Souza, et al., was filed in the U.S. District Court for the District of Colorado against PPC, as nominal defendant, as well as PPC’s directors, its Chief Financial Officer, and majority shareholder, JBS S.A. The complaint alleges, among other things, that (i) defendants permitted PPC to omit material information from its proxy statements filed in 2014 through 2017 related to the conduct of Wesley Mendonça Batista and Joesley Mendonça Batista, (ii) the individual defendants and JBS S.A. breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Litigation and (iii) issuing false and misleading statements as alleged in the Hogan class action litigation. On May 17, 2018, the plaintiffs filed an unopposed motion to stay proceedings pending a final resolution of the Hogan class action litigation. The court-ordered deadline for the defendants to file an answer or otherwise respond to the complaint was originally set for July 30, 2018.  This deadline was extended to August 31, 2018, at which time the plaintiffs filed an unopposed motion to voluntarily dismiss the complaint without prejudice. The Court granted the plaintiffs’ motion on September 4, 2018.
On January 24, 2018 a stockholder derivative action styled as Sciabacucchi v. JBS S.A. et al. was brought against all of PPC’s directors, JBS S.A., JBS USA Holding and several members of the Batista family, in the Court of Chancery of the State of Delaware, or the Chancery Court. The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of PPC’s acquisition of Moy Park. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. Also by stipulation, various defendants have been voluntarily dismissed from the case without prejudice. The remaining defendants are JBS S.A., JBS USA Holding, and directors Lovette, Nogueira de Souza, Tomazoni, and Molina. PPC also remains in the case as a nominal defendant. On March 15, 2019, the Chancery Court denied the non-PPC defendants’ motion to dismiss. As a result, the case is proceeding to discovery, with fact discovery scheduled to close in February 2020, expert discovery scheduled to close in May 2020, and, subject to the Chancery Court’s availability, trial commencing in November 2020.
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

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2019 through April 28, 2019	4,100	$21.42	4,100	$199,675,684
April 29, 2019 through June 2, 2019	39,357	25.41	39,357	198,675,697
June 3, 2019 through June 30, 2019	72,537	24.95	72,537	196,865,927
Total	115,994	$24.98	115,994	$196,865,927
(a)    Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization.

ITEM 6.    EXHIBITS

2.1	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s current report on Form 8-K (No. 000-17060) dated September 28, 2000).
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
10.1
Pilgrim's Pride Corporation 2019 Long Term Incentive Plan (previously filed as Annex A to the Company's proxy statement on Form DEF 14A (No. 001-09273) filed on April 5, 2019 and incorporated herein by reference).***

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholder's Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

***	Represents a management contract or compensation plan arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: July 31, 2019	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)