Form 10-Q
period 2019-09-29
PILGRIMS PRIDE CORP
filed 2019-10-31
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of October 30, 2019, was 249,570,421.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 29, 2019	December 30, 2018
	(In thousands)
Cash and cash equivalents	$598,054	$338,386
Restricted cash and cash equivalents	26,950	23,192
Trade accounts and other receivables, less allowance for doubtful accounts	602,038	561,549
Accounts receivable from related parties	1,573	1,331
Inventories	1,261,362	1,159,519
Income taxes receivable	16,143	38,479
Prepaid expenses and other current assets	107,398	112,201
Total current assets	2,613,518	2,234,657
Deferred tax assets	4,286	4,248
Other long-lived assets	15,211	16,717
Identified intangible assets, net	533,733	564,128
Goodwill	924,766	949,750
Operating lease assets, net	300,495	—
Property, plant and equipment, net	2,211,124	2,161,702
Total assets	$6,603,133	$5,931,202

Accounts payable	$846,200	$830,059
Accounts payable to related parties	5,157	7,269
Revenue contract liability	39,743	33,328
Accrued expenses and other current liabilities	494,247	386,941
Income taxes payable	25,762	8,221
Current maturities of long-term debt	26,636	30,405
Total current liabilities	1,437,745	1,296,223
Noncurrent operating lease liability, less current maturities	231,018	—
Long-term debt, less current maturities	2,279,871	2,295,190
Noncurrent income taxes payable	7,731	7,731
Deferred tax liabilities	235,357	237,422
Other long-term liabilities	81,307	75,051
Total liabilities	4,273,029	3,911,617
Common stock	2,611	2,604
Treasury stock	(234,892)	(231,994)
Additional paid-in capital	1,952,451	1,945,136
Retained earnings	785,732	421,888
Accumulated other comprehensive loss	(186,040)	(127,834)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,319,862	2,009,800
Noncontrolling interest	10,242	9,785
Total stockholders’ equity	2,330,104	2,019,585
Total liabilities and stockholders’ equity	$6,603,133	$5,931,202
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands, except per share data)
Net sales	$2,777,970	$2,697,604	$8,345,730	$8,280,995
Cost of sales	2,495,773	2,527,863	7,476,731	7,549,367
Gross profit	282,197	169,741	868,999	731,628
Selling, general and administrative expense	94,032	84,138	264,313	257,396
Administrative restructuring activities	(20)	257	(90)	2,181
Operating income	188,185	85,346	604,776	472,051
Interest expense, net of capitalized interest	32,028	35,334	99,184	125,901
Interest income	(4,698)	(4,241)	(11,481)	(10,665)
Foreign currency transaction loss (gain)	3,027	(6,711)	7,923	(2,802)
Miscellaneous, net	1,367	653	2,521	(1,781)
Income before income taxes	156,461	60,311	506,629	361,398
Income tax expense	46,365	30,848	142,328	106,367
Net income	110,096	29,463	364,301	255,031
Less: Net income (loss) attributable to noncontrolling interests	331	153	457	(238)
Net income attributable to Pilgrim’s Pride Corporation	$109,765	$29,310	$363,844	$255,269

Weighted average shares of Pilgrim's Pride Corporation common stock outstanding:
Basic	249,467	248,981	249,344	248,933
Effect of dilutive common stock equivalents	262	198	308	143
Diluted	249,729	249,179	249,652	249,076

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.44	$0.12	$1.46	$1.03
Diluted	$0.44	$0.12	$1.46	$1.03
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Net income	$110,096	$29,463	$364,301	$255,031
Other comprehensive loss:
Foreign currency translation adjustment
Losses arising during the period	(50,213)	(20,385)	(50,824)	(60,516)
Income tax effect	—	—	—	1,624
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(1,669)	131	(1,269)	28
Reclassification to net earnings of losses (gains) realized	247	(144)	74	329
Available-for-sale securities
Gains arising during the period	312	70	506	1,302
Income tax effect	(76)	(17)	(123)	(317)
Reclassification to net earnings of gains realized	(159)	(364)	(466)	(1,263)
Income tax effect	37	89	113	307
Defined benefit plans
Gains (losses) arising during the period	(5,231)	566	(9,202)	7,158
Income tax effect	1,142	(138)	2,240	(1,743)
Reclassification to net earnings of losses realized	328	301	984	902
Income tax effect	(79)	(73)	(239)	(219)
Total other comprehensive loss, net of tax	(55,361)	(19,964)	(58,206)	(52,408)
Comprehensive income	54,735	9,499	306,095	202,623
Less: Comprehensive income (loss) attributable to noncontrolling interests	331	153	457	(238)
Comprehensive income attributable to Pilgrim's Pride Corporation	$54,404	$9,346	$305,638	$202,861
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the thirty-nine weeks ended September 29, 2019	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 30, 2018	260,396	$2,604	(11,431)	$(231,994)	$1,945,136	$421,888	$(127,834)	$9,785	$2,019,585
Net income	—	—	—	—	—	363,844	—	457	364,301
Other comprehensive loss, net of tax	—	—	—	—	—	—	(58,206)	—	(58,206)
Share-based compensation plans:
Common stock issued under compensation plans	722	7	—	—	(7)	—	—	—	—
Requisite service period recognition	—	—	—	—	7,322	—	—	—	7,322
Common stock purchased under share repurchase program	—	—	(116)	(2,898)	—	—	—	—	(2,898)
Balance at September 29, 2019	261,118	$2,611	(11,547)	$(234,892)	$1,952,451	$785,732	$(186,040)	$10,242	$2,330,104

For the thirteen weeks ended September 29, 2019	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 30, 2019	260,855	$2,609	(11,547)	$(234,892)	$1,950,348	$675,967	$(130,679)	$9,911	$2,273,264
Net income	—	—	—	—	—	109,765	—	331	110,096
Other comprehensive loss, net of tax	—	—	—	—	—	—	(55,361)	—	(55,361)
Share-based compensation plans:
Common stock issued under compensation plans	263	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	2,105	—	—	—	2,105
Common stock purchased under share repurchase program	—	—	—	—	—	—	—	—	—
Balance at September 29, 2019	261,118	$2,611	(11,547)	$(234,892)	$1,952,451	$785,732	$(186,040)	$10,242	$2,330,104

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)
For the thirty-nine weeks ended September 30, 2018	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,932,509	$173,943	$(31,140)	$9,505	$1,855,661
Net income (loss)	—	—	—	—	—	255,269	—	(238)	255,031
Other comprehensive loss, net of tax	—	—	—	—	—	—	(52,408)	—	(52,408)
Share-based compensation plans:
Common stock issued under compensation plans	228	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	9,259	—	—	—	9,259
Balance at September 30, 2018	260,396	$2,604	(11,416)	$(231,758)	$1,941,766	$429,212	$(83,548)	$9,267	$2,067,543

For the thirteen weeks ended September 30, 2018	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at July 1, 2018	260,396	$2,604	(11,416)	$(231,758)	$1,938,140	$399,902	$(63,584)	$9,114	$2,054,418
Net income	—	—	—	—	—	29,310	—	153	29,463
Other comprehensive loss, net of tax	—	—	—	—	—	—	(19,964)	—	(19,964)
Share-based compensation plans:
Common stock issued under compensation plans	—	—	—	—	—	—	—	—	—
Requisite service period recognition	—	—	—	—	3,626	—	—	—	3,626
Balance at September 30, 2018	260,396	$2,604	(11,416)	$(231,758)	$1,941,766	$429,212	$(83,548)	$9,267	$2,067,543
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018
	(In thousands)
Cash flows from operating activities:
Net income	$364,301	$255,031
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	210,381	207,113
Share-based compensation	7,322	9,259
Deferred income tax expense (benefit)	2,396	(2,147)
Loan cost amortization	3,609	4,337
Accretion of discount related to Senior Notes	737	567
Amortization of premium related to Senior Notes	(501)	(501)
Gain on property disposals	(9,546)	(452)
Foreign currency transaction loss related to borrowing arrangements	1,259	4,221
Gain on equity-method investments	(48)	(48)
Noncash loss on early extinguishment of debt	—	6,037
Asset impairment	—	884
Changes in operating assets and liabilities:
Trade accounts and other receivables	(46,648)	(3,437)
Inventories	(108,117)	64,787
Prepaid expenses and other current assets	3,536	(15,428)
Accounts payable, accrued expenses and other current liabilities	67,308	78,107
Income taxes	40,549	(175,569)
Long-term pension and other postretirement obligations	(1,578)	(9,087)
Other operating assets and liabilities	544	1,606
Cash provided by operating activities	535,504	425,280
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(258,725)	(231,875)
Proceeds from property disposals	15,168	2,707
Cash used in investing activities	(243,557)	(229,168)
Cash flows from financing activities:
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(123,276)	(1,071,441)
Proceeds from revolving line of credit and long-term borrowings	99,638	703,090
Purchase of common stock under share repurchase program	(2,898)	—
Payment of capitalized loan costs	(652)	(11,081)
Proceeds (payment) from equity contribution (distribution) under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim's Pride Corporation	(525)	5,558
Cash used in financing activities	(27,713)	(373,874)
Effect of exchange rate changes on cash and cash equivalents	(808)	4,071
Increase (decrease) in cash, cash equivalents and restricted cash	263,426	(173,691)
Cash, cash equivalents and restricted cash, beginning of period	361,578	589,531
Cash, cash equivalents and restricted cash, end of period	$625,004	$415,840
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken products to approximately 100 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of September 29, 2019, Pilgrim’s had approximately 52,700 employees and the capacity to process approximately 45.1 million birds per work week for a total of more than 12.9 billion pounds of live chicken annually. Approximately 4,900 contract growers supply poultry for the Company’s operations. As of September 29, 2019, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.3% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended September 29, 2019 are not necessarily indicative of the results that may be expected for the year ending December 29, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 30, 2018.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease assets, net, Accrued expenses and other current liabilities, and Noncurrent operating lease liability, less current maturities, in our Condensed Consolidated Balance Sheet. Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt, and Long-term debt, less current maturities, in our Condensed Consolidated Balance Sheet.
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 29, 2019	December 30, 2018
	(In thousands)
Cash and cash equivalents	$598,054	$338,386
Restricted cash	26,950	23,192
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$625,004	$361,578

Recent Accounting Pronouncements Adopted as of September 29, 2019
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), along with several updates, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity may elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or the beginning of the period of adoption using a cumulative-effect adjustment approach. We adopted the new standard on December 31, 2018 and recognized and measured leases at the beginning of the period of adoption. We elected the package of practical expedients available under the transition guidance which, among other things, allows the carry-forward of historical lease classification. The Company also elected the practical expedient allowing use of hindsight in assessing the lease term. We made an accounting policy election to not apply the new guidance to leases with a term of 12 months or less and will recognize those payments in the Condensed Consolidated Statement of Income on a straight-line basis over the lease term. We implemented a system solution for administering our leases and facilitating compliance with the new guidance. Adoption of the standard had a material impact on our Condensed Consolidated Balance Sheet as a result of the increase in assets and liabilities from recognition of operating lease assets and operating lease liabilities. However, the standard did not have a material impact on our Condensed Consolidated Statement of Income.

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
Recent Accounting Pronouncements Not Yet Adopted as of September 29, 2019
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. We will adopt the provisions of the new guidance effective December 30, 2019, the beginning of our 2020 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, new accounting guidance to improve the effectiveness of disclosures related to fair value measurements. The new guidance removes certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy along with the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Additions to the disclosure requirements include more quantitative information related to significant unobservable inputs used in Level 3 fair value measurements and gains and losses included in other comprehensive income. We will adopt the provisions of the new guidance effective December 30, 2019, the beginning of our 2020 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, new accounting guidance to improve the effectiveness of disclosures related to defined benefit plans by eliminating certain required disclosures, clarifying existing disclosures, and adding new disclosures. Changes include removing disclosures related to the amounts in accumulated other comprehensive income expected to be recognized in the next fiscal year, adding narrative disclosure of the reasons for significant gains and losses related to changes in the defined benefit obligation, and clarifying the disclosures required for plans with projected and accumulated benefit obligations in excess of plan assets. We will adopt the provisions of the new guidance effective December 30, 2019, the beginning of our 2020 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.

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
As of September 29, 2019 and December 30, 2018, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments and foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	September 29, 2019
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$6,250	$6,250
Commodity options instruments	615	615
Foreign currency instruments	913	913
Fair value liabilities:
Commodity futures instruments	(6,800)	(6,800)
Commodity options instruments	(7,002)	(7,002)
Foreign currency instruments	(548)	(548)

	December 30, 2018
	Level 1	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$2,244	$2,244
Foreign currency instruments	1,311	1,311
Fair value liabilities:
Commodity futures instruments	(1,479)	(1,479)
Commodity option instruments	(3,312)	(3,312)
Foreign currency instruments	(6,649)	(6,649)

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

The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	September 29, 2019		December 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(1,002,195)	$(1,020,000)	$(1,002,497)	$(937,300)
Fixed-rate senior notes payable at 5.875%, at Level 1 inputs	(844,254)	(905,250)	(843,717)	(768,188)
Secured loans, at Level 3 inputs	(1,334)	(1,316)	(319)	(319)

See “Note 11. Long-Term Debt and Other Borrowing Arrangements” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair value of the Company’s Level 1 fixed-rate debt obligations was based on the quoted market price at September 29, 2019 or December 30, 2018, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows at September 29, 2019 or December 30, 2018, as applicable.
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
3.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	September 29, 2019	December 30, 2018
	(In thousands)
Trade accounts receivable	$549,913	$533,645
Notes receivable - current	4,205	4,630
Other receivables	54,839	31,331
Receivables, gross	608,957	569,606
Allowance for doubtful accounts	(6,919)	(8,057)
Receivables, net	$602,038	$561,549

Account receivable from related parties(a)	$1,573	$1,331

(a)    Additional information regarding accounts receivable from related parties is included in “Note 19. Related Party Transactions.”
Activity in the allowance for doubtful accounts for the thirty-nine weeks ended September 29, 2019 was as follows (in thousands):

Balance, beginning of period	$(8,057)
Provision charged to operating results	(941)
Account write-offs and recoveries	1,838
Effect of exchange rate	241
Balance, end of period	$(6,919)

4.     INVENTORIES
Inventories consisted of the following:

	September 29, 2019	December 30, 2018
	(In thousands)
Raw materials and work-in-process	$741,975	$747,801
Finished products	420,096	317,410
Operating supplies	39,302	43,825
Maintenance materials and parts	59,989	50,483
Total inventories	$1,261,362	$1,159,519

5.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	September 29, 2019		December 30, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$276,203	$276,203	$135,286	$135,286
Other	89,049	89,049	67,474	67,474

Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains during the thirteen and thirty-nine weeks ended September 29, 2019 related to the Company’s available-for-sale securities totaled $4.1 million and $9.3 million while gross realized losses were immaterial. Gross realized gains during the thirteen and thirty-nine weeks ended September 30, 2018 related to the Company’s available-for-sale securities totaled $2.5 million and $5.4 million while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short or long-term investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. No proceeds were received from the sale or maturity of available-for-sale securities recognized as either short or long-term investments during the thirteen and thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the thirty-nine weeks ended weeks ended September 29, 2019 and September 30, 2018 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the thirty-nine weeks ended weeks ended September 29, 2019 and September 30, 2018 are disclosed in “Note 15. Stockholders’ Equity”.

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
The Company recognized net losses of $10.0 million and $7.4 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively. The Company recognized net losses of $18.5 million and $25.0 million related to changes in the fair value of its derivative financial instruments during the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively. Information regarding the Company’s outstanding derivative instruments and collateral posted with brokers is included in the following table:

	September 29, 2019	December 30, 2018
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$6,865	$2,263
Commodity derivative liabilities	(13,802)	(4,791)
Foreign currency derivative assets	913	1,311
Foreign currency derivative liabilities	(548)	(6,649)
Collateral posted with brokers(a)	26,950	23,192
Derivatives coverage(b):
Corn	9.0%	6.0%
Soybean meal	32.0%	6.0%
Period through which stated percent of needs are covered:
Corn	December 2020	March 2020
Soybean meal	May 2020	December 2019

(a)	Collateral posted with brokers consists primarily of cash, short term treasury bills, or other cash equivalents.

(b)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Loss on Derivative
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Foreign currency derivatives	$(1,644)	$130	$(1,257)	$33
Total	$(1,644)	$130	$(1,257)	$33

	Loss (Gain) Reclassified from AOCI into Income
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Foreign currency derivatives	$247	$(143)	$74	$329
Total	$247	$(143)	$74	$329

At September 29, 2019, the pre-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months are $0.5 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) to earnings.

7.	GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the thirty-nine weeks ended September 29, 2019 was as follows:

	December 30, 2018	Currency Translation	September 29, 2019
	(In thousands)
U.S.	$41,936	$—	$41,936
U.K. and Europe	782,207	(24,984)	757,223
Mexico	125,607	—	125,607
Total	$949,750	$(24,984)	$924,766

Identified intangible assets consisted of the following:

	December 30, 2018	Amortization	Currency Translation	September 29, 2019
	(In thousands)
Carrying amount:
Trade names	$78,343	$—	$—	$78,343
Customer relationships	247,706	—	(2,782)	244,924
Non-compete agreements	320	—	—	320
Trade names not subject to amortization	380,067	—	(11,830)	368,237
Accumulated amortization:
Trade names	(43,552)	(1,474)	—	(45,026)
Customer relationships	(98,441)	(15,447)	1,144	(112,744)
Non-compete agreements	(315)	(6)	—	(321)
Total identified intangible assets	$564,128	$(16,927)	$(13,468)	$533,733

Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years

At September 29, 2019, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.

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

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 29, 2019	September 29, 2019
	(In thousands)
Operating lease cost(a)	$25,885	$77,352
Amortization of finance lease assets	64	111
Interest on finance leases	15	22
Short-term and variable lease cost	13,826	39,936
Net lease cost	$39,790	$117,421
(a) Sublease income is immaterial and not included in operating lease costs.
The weighted-average remaining lease term and discount rate for lease liabilities included in our Condensed Consolidated Balance Sheet are as follows:

September 29, 2019
Weighted-average remaining lease term (years):
Operating leases	5.82
Finance leases	4.54
Weighted-average discount rate:
Operating leases	4.86%
Finance leases	5.31%

Supplemental cash flow information related to leases is as follows (in thousands):

Thirty-Nine Weeks Ended
September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$74,988
Operating cash flow from finance leases	22
Financing cash flows from finance leases	111

Operating lease assets obtained in exchange for operating lease liabilities	$24,290
Finance lease assets obtained in exchange for finance lease liabilities	1,435

Future minimum lease payments under noncancellable leases at September 29, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
For the fiscal years ending December:
Year 1	$82,269	$423
Year 2	64,688	343
Year 3	55,830	326
Year 4	46,138	325
Year 5	35,043	271
Thereafter	62,278	—
Total future minimum lease payments	346,246	1,688
Less: imputed interest	(45,115)	(187)
Present value of lease liabilities	$301,131	$1,501

Future minimum lease payments under capital and noncancellable operating leases with terms exceeding one year at December 30, 2018 were as follows (in thousands):

	Capital Lease Obligations	Noncancellable Operating Lease Obligations
For the fiscal years ending December:
Year 1	$2,971	$84,220
Year 2	1,033	63,196
Year 3	36	53,908
Year 4	3	45,557
Year 5	—	36,136
Thereafter	—	66,637
Net minimum lease payments	4,043	$349,654
Amount representing interest	(337)
Present value of net minimum lease payments	$3,706

Lease liabilities as of September 29, 2019 are included in our Condensed Consolidated Balance Sheet as follows (in thousands):

	Operating Leases	Finance Leases
Accrued expenses and other current liabilities	$70,113	$—
Current maturities of long-term debt	—	352
Noncurrent operating lease liability, less current maturities	231,018	—
Long-term debt, less current maturities	—	1,149
Total lease liabilities	$301,131	$1,501

As of September 29, 2019, the Company did not have any operating and finance leases that have not commenced.

9.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	September 29, 2019	December 30, 2018
	(In thousands)
Land	$195,746	$196,769
Buildings	1,714,404	1,697,703
Machinery and equipment	2,660,556	2,618,213
Autos and trucks	62,596	59,195
Finance leases	1,435	—
Construction-in-progress	324,434	269,166
PP&E, gross	4,959,171	4,841,046
Accumulated depreciation and amortization	(2,748,047)	(2,679,344)
PP&E, net	$2,211,124	$2,161,702

The Company recognized tangible asset depreciation expense of $66.2 million and $64.4 million during the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively. The Company recognized tangible asset depreciation expense of $193.4 million and $187.0 million during the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively.
During the thirty-nine weeks ended September 29, 2019, Pilgrim's spent $258.7 million on capital projects and transferred $189.9 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the thirty-nine weeks ended September 29, 2019 to improve efficiencies and reduce costs. During the thirty-nine weeks ended September 30, 2018, the Company spent $231.9 million on capital projects and transferred $149.5 million of completed projects from construction-in-progress to depreciable assets.
During the thirteen and thirty-nine weeks ended September 29, 2019, the Company sold certain PP&E for $13.4 million and $15.2 million, respectively, and recognized net gains on these sales of $9.8 million and $9.5 million, respectively. PP&E sold in the thirty-nine weeks ended September 29, 2019 included broiler farms in Mexico, a breeder farm in Texas, vacant land in Minnesota and miscellaneous equipment. During the thirteen and thirty-nine weeks ended September 30, 2018, the Company sold certain PP&E for $1.5 million and $2.7 million, respectively, and recognized net gains on these sales of $0.7 million and $0.5 million, respectively. PP&E sold in the thirty-nine weeks ended September 30, 2018 included a processing plant in Alabama and miscellaneous equipment.
The Company has closed or idled various facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At September 29, 2019, the carrying amounts of these idled assets totaled $40.5 million based on depreciable value of $137.7 million and accumulated depreciation of $97.2 million.
At September 29, 2019, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.

10.	CURRENT LIABILITIES

Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	September 29, 2019	December 30, 2018
	(In thousands)
Accounts payable:
Trade accounts	$753,573	$744,105
Book overdrafts	74,966	69,475
Other payables	17,661	16,479
Total accounts payable	846,200	830,059
Accounts payable to related parties(a)	5,157	7,269
Revenue contract liability(b)	39,743	33,328
Accrued expenses and other current liabilities:
Compensation and benefits	164,261	149,507
Interest and debt-related fees	29,079	33,596
Insurance and self-insured claims	77,680	80,990
Current maturities of operating lease liabilities	70,113	—
Derivative liabilities:
Commodity futures	6,800	1,479
Commodity options	7,002	3,312
Foreign currency derivatives	548	6,649
Other accrued expenses	138,764	111,408
Total accrued expenses and other current liabilities	494,247	386,941
	$1,385,347	$1,257,597

(a)    Additional information regarding accounts payable to related parties is included in “Note 19. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 13. Revenue Recognition.”

11.    LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	September 29, 2019	December 30, 2018
		(In thousands)
Long-term debt and other long-term borrowing arrangements:
Senior notes payable, net of premium and discount at 5.75%	2025	$1,002,195	$1,002,497
Senior notes payable, net of discount at 5.875%	2027	844,254	843,717
U.S. Credit Facility (defined below):
Term note payable at 3.35%	2023	481,250	500,000
Revolving note payable at 5.25%	2023	—	—
Moy Park France Invoice Discounting Revolver with payables at EURIBOR plus 0.8%	2019	—	2,277
Moy Park Credit Agricole Bank Overdraft with notes payable at EURIBOR plus 1.50%	On Demand	—	88
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	Various	1,334	319
Finance lease obligations	Various	1,501	3,707
Long-term debt		2,330,534	2,352,605
Less: Current maturities of long-term debt		(26,636)	(30,405)
Long-term debt, less current maturities		2,303,898	2,322,200
Less: Capitalized financing costs		(24,027)	(27,010)
Long-term debt, less current maturities, net of capitalized financing costs:		$2,279,871	$2,295,190

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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of September 29, 2019, the Company had Term Loans outstanding totaling $481.3 million and the amount available for borrowing under the revolving loan commitment was $708.4 million. The Company had letters of credit of $41.6 million and no borrowings outstanding under the revolving loan commitment as of September 29, 2019.
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
U.K. and Europe Credit Facilities
Moy Park France Invoice Discounting Facility

In June 2009, Moy Park France Sàrl entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was decreased by 50 percent in June 2018. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%. As of September 29, 2019, the U.S. dollar-equivalent loan commitment and borrowing availability under the Invoice Discounting Facility were $10.9 million. As of September 29, 2019, there were no outstanding borrowings under the Invoice Discounting Facility.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
Moy Park Credit Agricole Bank Overdraft
On December 3, 2018, Moy Park entered into an unsecured €0.5 million bank overdraft agreement (the “Overdraft Agreement”) with Credit Agricole. The Overdraft Agreement is payable on demand and can be cancelled anytime by the Company or Credit Agricole. Outstanding borrowings under the Overdraft Agreement bear interest at a per annum rate equal to EURIBOR plus 1.50%. As of September 29, 2019, there were no outstanding borrowings under the Overdraft Agreement.
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (i) LIBOR or, in relation to any loan in euros, EURIBOR, plus (ii) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of September 29, 2019, both the U.S. dollar-equivalent loan commitment and borrowing availability under the Bank of Ireland Facility Agreement were $122.9 million. As of September 29, 2019, there were no outstanding borrowings under the Bank of Ireland Facility Agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of the Company's Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. The U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility is $74.8 million. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.50%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of September 29, 2019, there were no outstanding borrowings under the Mexico Credit Facility.

12.    INCOME TAXES
The Company recorded income tax expense of $142.3 million, a 28.1% effective tax rate, for the thirty-nine weeks ended September 29, 2019 compared to income tax expense of $106.4 million, a 29.4% effective tax rate, for the thirty-nine weeks ended September 30, 2018. The increase in income tax expense in 2019 resulted primarily from an increase in pre-tax income and an increase in unrecognized tax benefits in Mexico, partially offset by the recognition of the one-time transition tax for the thirty-nine weeks ended September 30, 2018.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 29, 2019, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the thirty-nine weeks ended September 29, 2019 and September 30, 2018, there are tax effects of $2.0 million and ($0.3) million, respectively, reflected in other comprehensive income.
For the thirty-nine weeks ended September 29, 2019 and September 30, 2018, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to share-based compensation.
The Company and its subsidiaries file a variety of consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In general, tax returns filed by the Company and our subsidiaries for years prior to 2011 are no longer subject to examination by tax authorities.
The Mexican tax authorities have assessed a Mexico subsidiary of the Company $16.6 million related to a specific transaction undertaken during tax year 2011. A loss for this amount has been recorded and paid during the thirty-nine weeks ended ended September 29, 2019.
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

	Thirteen Weeks Ended September 29, 2019			Thirty-Nine Weeks Ended September 29, 2019
	Domestic	Export	Net Sales	Domestic	Export	Net Sales
	(In thousands)
U.S.	$1,857,859	$73,797	$1,931,656	$5,523,497	$208,704	$5,732,201
U.K. and Europe	451,347	66,185	517,532	1,372,028	196,368	1,568,396
Mexico	328,782	—	328,782	1,045,133	—	1,045,133
Net Sales	$2,637,988	$139,982	$2,777,970	$7,940,658	$405,072	$8,345,730

	Thirteen Weeks Ended September 30, 2018			Thirty-Nine Weeks Ended September 30, 2018
	Domestic	Export	Net Sales	Domestic	Export	Net Sales
	(In thousands)
U.S.	$1,800,789	$63,380	$1,864,169	$5,411,391	$193,318	$5,604,709
U.K. and Europe	456,187	70,535	526,722	1,398,494	235,631	1,634,125
Mexico	306,713	—	306,713	1,042,161	—	1,042,161
Net Sales	$2,563,689	$133,915	$2,697,604	$7,852,046	$428,949	$8,280,995

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
Changes in the revenue contract liability balances during the thirty-nine weeks ended September 29, 2019 are as follows (in thousands):

Balance, beginning of period	$33,328
Revenue recognized	(34,339)
Cash received, excluding amounts recognized as revenue during the period	40,754
Balance, end of period	$39,743

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
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim's Pride Retirement Plan for Union Employees (the “Union Plan”) and the Pilgrim's Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $5.0 million and $3.0 million in the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively, and $14.6 million and $9.1 million in the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Thirty-Nine Weeks Ended September 29, 2019		Thirty-Nine Weeks Ended September 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$157,619	$1,462	$178,247	$1,603
Interest cost	4,402	39	4,097	35
Actuarial losses (gains)	20,726	130	(9,787)	(67)
Benefits paid	(4,564)	(111)	(6,857)	(111)
Curtailments and settlements	(8,783)	—	—	—
Projected benefit obligation, end of period	$169,400	$1,520	$165,700	$1,460

	Thirty-Nine Weeks Ended September 29, 2019		Thirty-Nine Weeks Ended September 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$102,414	$—	$112,570	$—
Actual return on plan assets	12,637	—	1,853	—
Contributions by employer	6,096	111	9,474	111
Benefits paid	(4,564)	(111)	(6,857)	(111)
Curtailments and settlements	(8,783)	—	—	—
Fair value of plan assets, end of period	$107,800	$—	$117,040	$—

	September 29, 2019		December 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(61,600)	$(1,520)	$(55,205)	$(1,462)

	September 29, 2019		December 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(8,117)	$(111)	$(8,267)	$(149)
Long-term liability	(53,483)	(1,409)	(46,938)	(1,313)
Recognized liability	$(61,600)	$(1,520)	$(55,205)	$(1,462)

	September 29, 2019		December 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss (gain)	$62,431	$95	$54,343	$(34)

The accumulated benefit obligation for the Company's defined benefit pension plans was $169.4 million and $157.6 million at September 29, 2019 and December 30, 2018, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at September 29, 2019 and December 30, 2018. As of September 29, 2019, the weighted average duration of the Company's defined benefit pension obligation is 29.71 years.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended September 29, 2019		Thirteen Weeks Ended September 30, 2018		Thirty-Nine Weeks Ended September 29, 2019		Thirty-Nine Weeks Ended September 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,468	$13	$1,366	$12	$4,402	$39	$4,097	$35
Estimated return on plan assets	(1,349)	—	(1,516)	—	(4,047)	—	(4,549)	—
Settlement loss	1,134	—	—	—	3,064	—	—	—
Amortization of net loss	328	—	300	—	984	—	902	—
Net costs	$1,581	$13	$150	$12	$4,403	$39	$450	$35

Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	September 29, 2019		December 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	3.23%	2.81%	4.40%	4.07%

	Thirty-Nine Weeks Ended September 29, 2019		Thirty-Nine Weeks Ended September 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	4.40%	4.07%	3.69%	3.39%
Expected return on plan assets	5.50%	N/A	5.50%	N/A

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of September 29, 2019 and December 30, 2018, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(4,218)	$4,430

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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	September 29, 2019	December 30, 2018
Cash and cash equivalents	1%	—%
Pooled separate accounts for the Union Plan(a):
Equity securities	4%	4%
Fixed income securities	5%	5%
Pooled separate accounts for the GK Pension Plan(a):
Equity securities	50%	45%
Fixed income securities	35%	41%
Real estate	5%	5%
Total assets	100%	100%

(a)
Pooled separate accounts (“PSAs”) are one of the most common types of alternative vehicles in which benefit plans invest. These investments are pooled funds that look like mutual funds, but they are not registered with the SEC. Often times, they will be invested in mutual funds, real estate trusts or other marketable securities, but the unit price generally will be different from the value of the underlying securities because the fund may also hold cash for liquidity purposes, and the fees imposed by the fund are deducted from the fund value rather than charged separately to investors. Some PSAs have no restrictions as to their investment strategy and can invest in riskier investments, such as derivatives, hedge funds, private equity funds, or similar investments.

Absent regulatory or statutory limitations, the target asset allocation for the investment of pension assets in the pooled separate accounts for the Union Plan is 50% in each of fixed income securities and equity securities and the target asset allocation for the investment of pension assets in the pooled separate accounts for the GK Pension Plan is 30% in fixed income securities and 70% in equity securities. The plans only invest in fixed income and equity instruments for which there is a readily available public market. The Company develops its expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which its plans invest.
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of September 29, 2019 and December 30, 2018:

	September 29, 2019				December 30, 2018
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$1,117	$—	$—	$1,117	$110	$—	$—	$110
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	2,797	—	2,797	—	2,491	—	2,491
Small/Mid U.S. equity funds(e)	—	345	—	345	—	292	—	292
International equity funds(f)	—	1,705	—	1,705	—	1,489	—	1,489
Fixed income funds(g)	—	4,917	—	4,917	—	4,763	—	4,763
PSAs for the GK Pension Plan:
Large U.S. equity funds(d)	—	18,912	—	18,912	—	17,351	—	17,351
Small U.S. equity funds(e)	—	11,607	—	11,607	—	5,880	—	5,880
International equity funds(f)	—	23,653	—	23,653	—	22,516	—	22,516
Fixed income funds(g)	—	37,208	—	37,208	—	42,217	—	42,217
Real estate(h)	—	5,539	—	5,539	—	5,305	—	5,305
Total assets	$1,117	$106,683	$—	$107,800	$110	$102,304	$—	$102,414

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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

Benefit Payments
The following table reflects the benefits as of September 29, 2019 expected to be paid through 2028 from the Company's pension and other postretirement plans. Because its pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because the Company's other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from its own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2019 (remaining)	$4,493	$37
2020	11,526	147
2021	11,200	145
2022	10,891	141
2023	10,627	137
2024-2028	48,429	589
Total	$97,166	$1,196

The Company anticipates contributing $2.1 million and less than $0.1 million, as required by funding regulations or laws, to its pension plans and other postretirement plans, respectively, during the remainder of 2019.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Thirty-Nine Weeks Ended September 29, 2019		Thirty-Nine Weeks Ended September 30, 2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$54,343	$(34)	$54,235	$35
Amortization	(984)	—	(902)	—
Curtailment and settlement adjustments	(3,064)	—	—	—
Actuarial loss (gain)	20,726	129	(9,787)	(67)
Asset loss (gain)	(8,590)	—	2,695	—
Net actuarial loss (gain), end of period	$62,431	$95	$46,241	$(32)

The Company expects to recognize in net pension cost throughout the remainder of 2019 an actuarial loss of $0.4 million that was recorded in accumulated other comprehensive loss at September 29, 2019.
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
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

15.	STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Thirty-Nine Weeks Ended September 29, 2019(a)
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(55,770)	$(683)	$(71,463)	$82	$(127,834)
Other comprehensive income (loss) before reclassifications	(50,824)	(1,257)	(6,962)	383	(58,660)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	74	745	(353)	466
Currency translation	—	(12)	—	—	(12)
Net current period other comprehensive income (loss)	(50,824)	(1,195)	(6,217)	30	(58,206)
Balance, end of period	$(106,594)	$(1,878)	$(77,680)	$112	$(186,040)

	Thirty-Nine Weeks Ended September 30, 2018(a)
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$42,081	$(1,848)	$(71,434)	$61	$(31,140)
Other comprehensive income (loss) before reclassifications	(58,892)	33	5,415	985	(52,459)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	329	683	(956)	56
Currency translation	—	(5)	—	—	(5)
Net current period other comprehensive income (loss)	(58,892)	357	6,098	29	(52,408)
Balance, end of period	$(16,811)	$(1,491)	$(65,336)	$90	$(83,548)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to accumulated other comprehensive income (loss).

	Amounts Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Thirty-Nine Weeks Ended September 29, 2019	Thirty-Nine Weeks Ended September 30, 2018	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized loss on derivative financial instruments classified as cash flow hedges	$(74)	$(329)	Cost of sales
Realized gain on sale of securities	466	1,263	Interest income
Amortization of defined benefit pension and other postretirement plan actuarial losses:
Union employees pension plan(b)(d)	(54)	(36)	Miscellaneous, net
Legacy GK plans-production employees(c)(d)	(290)	(270)	Miscellaneous, net
Legacy GK plans-administrative employees(c)(d)	(640)	(596)	Miscellaneous, net
Total before tax	(592)	32
Tax benefit (expense)	126	(88)
Total reclassification for the period	$(466)	$(56)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the Union Plan, a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.

(c)
The Company sponsors the GK Pension Plan, a qualified defined benefit pension plan covering certain eligible U.S. employees who were employed at locations that the Company purchased through its acquisition of Gold Kist in 2007, the SERP Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist executives, the Directors’ Emeriti Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist directors and the Retiree Life Plan, a defined benefit postretirement life insurance plan covering certain retired Gold Kist employees (collectively, the “Legacy GK Plans”).

(d)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See “Note 14. Pension and Other Postretirement Benefits” to the Condensed Consolidated Financial Statements.

Share Repurchase Program and Treasury Stock
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares, if at all, and the timing of any such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. The Company will account for any shares repurchased using the cost method. The Company currently plans to maintain any repurchased shares as treasury stock. As of September 29, 2019, the Company had repurchased approximately 132,000 shares under this program with a market value at the time of purchase of approximately $3.1 million.
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
The Company sponsors short-term incentive plans that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals. Full-time, salaried exempt employees of the Company's U.S. operations who are selected by the administering committee are eligible to participate in the Pilgrim's Short Term Incentive Plan (“STIP”). Certain full-time, salaried employees of the Company’s Mexico operations are eligible to participate in the Pilgrim’s Mexico Incentive Plan (“PMIP”). The Company assumed responsibility for the JFC LLC Long-Term Equity Incentive Plan dated January 1, 2014, as amended (the “JFC LTIP”) through its acquisition of JFC LLC and its subsidiaries (together, “GNP”) on January 6, 2017. The Company assumed responsibility for the Moy Park Incentive Plan dated January 1, 2013, as amended (the “MPIP”) through its acquisition of Moy Park on September 8, 2017. At September 29, 2019, the Company has accrued $23.6 million, $1.3 million, $2.9 million and $1.6 million related to cash bonus awards that could potentially be awarded under the STIP, JFC LTIP, MPIP and PMIP, respectively.

The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and liability-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). Awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). Equity-based awards are converted into shares of the Company's common stock shortly after award vesting. Compensation cost to be recognized for an equity-based awards grant is determined by multiplying the number of awards granted by the closing price of a share of the Company's common stock on the award grant date. Liability-based awards granted under the LTIP are converted into cash shortly after award vesting. Compensation cost to be recognized for a liability-based awards grant is first determined by multiplying the number of awards granted by the closing price of a share of the Company's common stock on the award grant date. However, the compensation cost to be recognized is adjusted at each subsequent milestone date (i.e., forfeiture date, vesting date or financial reporting date) by multiplying the number of awards granted by the closing price of a share of the Company's common stock on the milestone date. At September 29, 2019, we have in reserve approximately 3.8 million shares of common stock for future issuance under the LTIP. The LTIP will expire pursuant to its terms on December 28, 2019 and no awards will be granted under the LTIP after that date. On May 1, 2019, the Company's stockholders approved the Pilgrim’s Pride Corporation 2019 Long Term Incentive Plan (the “2019 LTIP”) and reserved 2.0 million shares of common stock for awards under the plan. The 2019 LTIP is intended to replace the expiring plan. The 2019 LTIP will be effective as of December 28, 2019.
The following LTIP awards were outstanding during the thirty-nine weeks ended September 29, 2019:

Award Type	Awards Granted	Grant Date	Intended Settlement Method	Grant Date Fair Value per Award	Milestone Date Fair Value per Award	Vesting Condition	Vesting Date	Awards Forfeited to Date
RSU	410,000	2/14/2018	Stock	$25.59	NA	Service	1/1/2019	—
RSU	163,764	3/1/2018	Stock	24.93	NA	Service	(a)	45,755
RSU	250,351	3/1/2018	Stock	24.93	NA	Performance / Service	(b)	151,229
RSU	33,174	3/1/2018	Cash	24.93	$31.31	Performance / Service	(c)	—
RSU	8,358	5/10/2018	Stock	21.54	NA	Service	(d)	—
RSU	2,786	5/10/2018	Cash	21.54	26.86	Service	5/1/2019	—
RSU	262,500	12/18/2018	Stock	16.06	NA	Service	7/1/2019	—
RSU	396,763	1/7/2019	Stock	16.47	NA	Performance / Service	(e)	92,075
RSU	109,654	1/7/2019	Cash	16.47	31.31	Performance / Service	(f)	—
RSU	200,000	4/30/2019	Stock	26.91	NA	Service	7/1/2020	—
RSU	11,170	5/24/2019	Stock	27.86	NA	Service	(d)	—

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

(c)
The restricted stock units vest in ratable tranches on December 31, 2019, December 31, 2020 and December 31, 2021. Expected compensation cost related to these units totals $1.0 million based on a closing stock price for the Company's common stock of $31.31 per share on September 29, 2019. Compensation cost will be amortized to profit/loss over the remaining vesting period.

(d)
These restricted stock units were granted to the non-employees who currently serve on the Company's Board of Directors. Each participating director's units will vest upon his departure from the Company's Board of Directors. Compensation cost was recognized in profit/loss upon the grant date.

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

(f)
If performance conditions related to the Company's 2019 operating results are satisfied, the restricted stock units vest in ratable tranches on December 31, 2020, December 31, 2021 and December 31, 2022. Expected compensation cost related to these units totals $3.4 million based on a closing stock price for the Company's common stock of $31.31 per share on September 29, 2019. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.

Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Equity-based awards compensation cost:
Cost of sales	$149	$124	$311	$293
Selling, general and administrative expense	1,956	3,502	7,011	8,966
Total cost	2,105	3,626	7,322	9,259
Income tax benefit	512	883	1,782	2,254
Net cost	$1,593	$2,743	$5,540	$7,005

Liability-based awards compensation cost:
Selling, general and administrative expense	$224	$—	$452	$—
Income tax benefit	55	—	110	—
Net cost	$169	$—	$342	$—

The Company’s RSU activity is included below:

	Thirty-Nine Weeks Ended September 29, 2019		Thirty-Nine Weeks Ended September 30, 2018
	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average fair values)
Equity-based RSUs:
Outstanding at beginning of period	1,033	$22.91	389	$18.39
Granted	608	20.11	849	25.20
Vested	(721)	22.08	—	—
Forfeited	(227)	21.51	(427)	18.97
Outstanding at end of period	693	21.79	811	25.22

	Thirty-Nine Weeks Ended September 29, 2019		Thirty-Nine Weeks Ended September 30, 2018
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Liability-based RSUs:
Outstanding at beginning of period	—	$—	—	$—
Granted	146	16.25	—	—
Vested	(3)	26.86	—	—
Outstanding at end of period	143	31.31	—	—

(a)
The milestone date fair value is the closing price of a share of the Company's common stock on the respective milestone date (i.e., grant date, vesting date, forfeiture date or financial reporting date).

The total fair values of equity-based awards and liability-based awards vested during the thirty-nine weeks ended September 29, 2019 were $14.0 million and $0.1 million, respectively. No awards vested during the thirty-nine weeks ended September 30, 2018.
At September 29, 2019, the total unrecognized compensation cost related to all nonvested equity-based awards was $10.0 million. This cost is expected to be recognized over a weighted average period of 1.62 years. At September 29, 2019, the total unrecognized compensation cost related to all nonvested liability-based awards was $3.2 million. This cost is expected to be recognized over a weighted average period of 2.18 years.
Historically, we have issued new shares to satisfy equity-based award conversions.
17.    RESTRUCTURING ACTIVITIES
In 2018, the Company elected to close its 40 North Foods product incubator operation located in Boulder, Colorado. Implementation of this restructuring initiative is expected to result in total pre-tax charges of approximately $0.6 million, and approximately $0.5 million of these charges are estimated to result in cash outlays. These activities were initiated in the second quarter of 2018 and were substantially completed in the third quarter in 2019.
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

During the thirteen and thirty-nine weeks ended September 29, 2019, the Company recognized the following expenses (income) and paid (received) the following cash related to each restructuring initiative:

	Thirteen Weeks Ended September 29, 2019		Thirty-Nine Weeks Ended September 29, 2019
	Expenses (Income)	Cash Outlays (Receipts)	Expenses (Income)	Cash Outlays (Receipts)
	(In thousands)
40 North Foods - Other, net	$(20)	$8	$(90)	$(6)
GNP - Employee termination benefits	—	15	—	68
	$(20)	$23	$(90)	$62

The expenses (income) are reported in the line item Administrative restructuring activities on the Condensed Consolidated Statements of Income and are recognized in the U.S. segment.
The following table reconciles liabilities and reserves associated with each restructuring initiative from initiative inception to September 29, 2019. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The ending reserve balance for inventory impairments is reported in the line item Inventories in our Condensed Consolidated Balance Sheets.

	40 North Foods			GNP
	Employee Termination Benefits	Other, Net	Total	Employee Termination Benefits	Inventory Impairments	Other, Net	Total
	(In thousands)
Restructuring charges incurred	$—	$—	$—	$3,381	$699	$752	$4,832
Cash payments and disposals	—	—	—	(2,581)	—	—	(2,581)
Liability or reserve at December 31, 2017	—	—	—	800	699	752	2,251
Restructuring charges incurred	449	150	599	936	(227)	(17)	692
Restructuring income recognized	—	(35)	(35)	—	—	—	—
Cash payments and disposals	(449)	(65)	(514)	(1,500)	(472)	(735)	(2,707)
Cash received	—	36	36	—	—	—	—
Liability or reserve at December 30, 2018	—	86	86	236	—	—	236
Restructuring income recognized	—	(90)	(90)	—	—	—	—
Cash payments and disposals	—	(83)	(83)	(69)	—	—	(69)
Cash received	—	90	90	—	—	—	—
Liability or reserve at September 29, 2019	$—	$3	$3	$167	$—	$—	$167

18.	COMMITMENTS AND CONTINGENCIES
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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and June 21, 2019, 31 individual direct action complaints (Affiliated Foods, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00700; U.S. Foods Inc. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00702; Action Meat Distributors, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Jetro Holdings, LLC, v. Tyson Foods, Inc. et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ’s Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer); Shamrock Foods Company et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 1:18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00354, Hooters of America, LLC v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00390; Darden Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00530; Associated Grocers, Inc., et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-00638; Checkers Drive-In Restaurants, Inc. v. Tyson Foods, Inc. et al., Case No. 1:19- cv-01283; Conagra Brands, Inc. et al. v. Tyson Foods, Inc. et al., Case No. 1:19-cv-02190; Giant Eagle, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms et al., Case No. 1:19-cv-02758; Save Mart Supermarkets v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02805; Walmart Inc., et al. v. Pilgrim’s Pride Corporation, et al., Case No. 1:19-cv-03915 (transferred from the U.S. District Court for the Western District of Arkansas on June 11, 2019, following Plaintiffs’ unopposed motion to transfer); Services Group of America, Inc. v. Tyson Food, Inc., et al., Case No. 1:19-cv-04194; Restaurants of America, Inc. et al. v. Tyson Foods, Inc. et al., Case No. 19-cv-04824; Anaheim Wings, d/b/a Hooters of Anaheim et al. v. Tyson Foods, Inc. et al., Case No. 19-cv-05229; Amigos Meat Distributors, LP et al. v. Tyson Foods, Inc. et al., Case No. 19-cv-05424; PJ Food Service, Inc. v. Tyson Foods, Inc. et al., Case No. 19-cv-6141; and The Golub Corporation et al. v. Norman W. Fries, Inc. et al., Case No. 19-cv-06955) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. On June 20, 2019, an additional direct action complaint (Commonwealth of Puerto Rico v. Koch Foods, Inc., et al., Case No. 3:19-cv-01605) was filed with U.S. District Court for the District of Puerto Rico by the Commonwealth of Puerto Rico, the allegations of which also largely mirror those in the class action complaints. Substantial completion of document discovery for most defendants, including PPC, occurred on July 18, 2018. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated. On June 21, 2019, the United States Department of Justice filed a motion to intervene and stay discovery in the In re Broiler Chicken Antitrust Litigation for a period of six months. Following a hearing on June 27, 2019, on June 28, 2019, the Court granted the government’s motion to intervene, and ordered a limited three month stay of discovery until September 27, 2019. On July 1, 2019, the Department of Justice issued a subpoena to PPC in connection with its investigation. On September 20, 2019, the Department of Justice moved to extend the partial discovery stay for an additional six months. On October 16, 2019, the Court ordered that the limited stay of discovery be extended through June 27, 2020. Prior to the Court issuing that order, the scheduling order had required class certification briefing and expert reports proceeding from April 13, 2020 to December 14, 2020, and summary judgment to proceed 60 days after the Court rules on motions for class certification. Some or all of these dates may change given the Court’s order extending the discovery stay.
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
On January 24, 2018 a stockholder derivative action styled as Sciabacucchi v. JBS S.A. et al. was brought against all of PPC’s directors, JBS S.A., JBS USA Holding and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of PPC’s acquisition of Moy Park. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. Also by stipulation, various defendants have been voluntarily dismissed from the case without prejudice. The remaining defendants are JBS S.A., JBS USA Holding, and directors Lovette, Nogueira de Souza, Tomazoni, and Molina. PPC also remains in the case as a nominal defendant. On March 15, 2019, the Chancery Court denied the non-PPC defendants’ motion to dismiss. As a result, the case proceeded to discovery, and trial was scheduled to commence in November 2020. On October 3, 2019, the parties entered into a stipulation agreeing to settle the dispute for (i) a cash payment to PPC by the non-PPC defendants of $42.5 million less any fees and expenses awarded to the plaintiffs’ counsel, as well as any applicable taxes, and (ii) corporate governance changes to be implemented by PPC. No portion of the settlement amount will be paid by PPC to the non-PPC defendants. The settlement is subject to approval by the Court of Chancery, with a hearing on the fairness of the settlement scheduled for January 28, 2020.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland against PPC and a number of other poultry producers, as well as WMS (Webber, Meng, Sahl and Company) and Agri Stats, in the District of Maryland.  Plaintiffs seek to represent a nationwide class of processing plant level non-supervisory production and maintenance workers (“Plant Workers”).  Plaintiffs allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act.  Plaintiffs seek damages from January 1, 2009 to the present.  The four cases are Jien v. Perdue Farms, Inc., Case No. 19-cv-2521; Earnest v. Perdue Farms, Inc. et al, Case No. 19-cv-02680; Robinson v. Tyson Foods, Inc. et al, Case No. 19-cv-02960; and Avila v. Perdue Farms, Inc., et al, Case No. 19-cv-03018 (together, the “Wages Litigation”). The Earnest complaint was consolidated with the Jien complaint by a Court order on October 8, 2019. The deadline to respond to the Jien complaint is set for November 15, 2019.
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

19.	RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$3,799	$4,035	$10,968	$10,043
JBS Five Rivers	—	—	—	7,096
JBS Global (UK) Ltd.	32	—	118	—
JBS Chile Ltda.	—	—	132	60
Combo, Mercado De Congelados	118	2	146	2
Total sales to related parties	$3,949	$4,037	$11,364	$17,201

Cost of goods purchased from related parties:
JBS USA Food Company(a)	$31,270	$29,094	$94,511	$90,921
Seara Meats B.V.	7,297	8,341	16,187	26,018
JBS Aves Ltda.	—	40	—	1,123
JBS Toledo NV	64	—	272	290
JBS Global (UK) Ltd.	—	—	—	21
Total cost of goods purchased from related parties	$38,631	$37,475	$110,970	$118,373

Expenditures paid by related parties:
JBS USA Food Company(b)	$7,919	$10,145	$26,028	$49,407
Seara Alimentos	—	—	7	—
JBS Chile Ltda.	—	2	6	5
Total expenditures paid by related parties	$7,919	$10,147	$26,041	$49,412

Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$1,675	$1,938	$5,654	$6,851
JBS S.A.	—	—	—	164
Seara International Ltd.	—	—	—	31
Total expenditures paid on behalf of related parties	$1,675	$1,938	$5,654	$7,046

	September 29, 2019	December 30, 2018
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$1,491	$1,236
Combo, Mercado de Congelados	82	79
Seara International Ltd.	—	16
Total accounts receivable from related parties	$1,573	$1,331

Accounts payable to related parties:
JBS USA Food Company(a)	$4,175	$5,121
Seara Meats B.V.	927	2,142
JBS Toledo NV	55	—
JBS Chile Ltda.	—	6
Total accounts payable to related parties	$5,157	$7,269

(a)
The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of September 29, 2019, approximately $2.9 million of goods purchased from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.

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
Information on segments and a reconciliation to income before income taxes are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net Sales	(In thousands)
U.S.	$1,931,657	$1,864,169	$5,732,201	$5,604,709
U.K. and Europe	517,531	526,722	1,568,396	1,634,125
Mexico	328,782	306,713	1,045,133	1,042,161
Total net sales	$2,777,970	$2,697,604	$8,345,730	$8,280,995

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Operating Income	(In thousands)
U.S.	$125,169	$74,206	$426,968	$300,960
U.K. and Europe	25,325	23,470	62,233	68,545
Mexico	37,667	(12,355)	115,503	102,512
Elimination	24	25	72	34
Total operating income	188,185	85,346	604,776	472,051
Interest expense, net of capitalized interest	32,028	35,334	99,184	125,901
Interest income	(4,698)	(4,241)	(11,481)	(10,665)
Foreign currency transaction losses (gains)	3,027	(6,711)	7,923	(2,802)
Miscellaneous, net	1,367	653	2,521	(1,781)
Income before income taxes	$156,461	$60,311	$506,629	$361,398

In addition to the net sales reported above, the U.S. segment also generated intersegment net sales of $57.2 million and $23.6 million in the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively, from transactions with the Mexico segment and intersegment net sales of $125.9 million and $95.7 million in the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively, from transactions with the Mexico segment. These intersegment net sales were transacted at market prices.

	September 29, 2019	December 30, 2018
Long-Lived Assets(a)	(In thousands)
U.S.	$1,582,318	$1,506,217
U.K. and Europe	345,412	359,621
Mexico	283,394	295,864
Total assets	$2,211,124	$2,161,702

(a)
For this disclosure, we exclude financial instruments, deferred tax assets, operating lease assets and intangible assets in accordance with Accounting Standards Codification (“ASC”) 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

21.    SUBSEQUENT EVENT

On October 15, 2019, the Company acquired 100% of the equity of Tulip Limited and its subsidiaries (together, “Tulip”) from Danish Crown AmbA for £290 million, subject to customary working capital adjustments. The acquisition was funded through cash on hand. Tulip Limited, a leading, integrated prepared pork supplier, is headquartered in Warwick, U.K., operates twelve fresh and value-added facilities in that country and employs approximately 6,100 people. The acquisition solidifies Pilgrim's as a leading European food company, creating one of the largest integrated prepared foods businesses in the U.K.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
We are one of the largest chicken producers in the world, with operations in the United States (“U.S.”), United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. As of September 29, 2019, we had approximately 52,700 employees and the capacity to process approximately 45.1 million birds per work week for a total of approximately 12.9 billion pounds of live chicken annually. Approximately 4,900 contract growers supply poultry for our operations. As of September 29, 2019, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.3% of our outstanding common stock. See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information.
We operate on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2019) in this quarterly report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $109.8 million, or $0.44 per diluted common share, for the thirteen weeks ended September 29, 2019. These operating results included gross profit of $282.2 million. During the thirteen weeks ended September 29, 2019, we generated $132.1 million of cash from operations.
We reported net income attributable to Pilgrim’s Pride Corporation of $363.8 million, or $1.46 per diluted common share, for the thirty-nine weeks ended September 29, 2019. These operating results included gross profit of $869.0 million. During the thirty-nine weeks ended September 29, 2019, we generated $535.5 million of cash from operations.
Our U.S. and Mexico segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe segment uses wheat as the main ingredient for feed production. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn, one ton of soybean meal and one metric ton of wheat during the current and previous years:

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price

2019:
Third Quarter	$4.59	$3.54	$321.50	$293.00	£172.03	£153.43
Second Quarter	4.69	3.72	334.90	295.50	176.21	174.54
First Quarter	3.98	3.66	330.20	305.30	173.80	155.30
2018:
Fourth Quarter	3.90	3.68	327.30	307.80	179.30	167.00
Third Quarter	3.87	3.43	341.40	303.30	194.65	165.75
Second Quarter	4.27	3.66	391.70	329.90	156.75	142.40
First Quarter	4.01	3.63	394.10	319.60	139.20	134.70

(a)	We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
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
During the thirteen weeks ended September 29, 2019 and September 30, 2018, we recognized net losses totaling $10.0 million and $7.4 million, respectively, related to changes in the fair value of our derivative financial instruments. During the thirty-nine weeks ended September 29, 2019 and September 30, 2018, we recognized net losses totaling $18.5 million and $25.0 million, respectively, related to changes in the fair value of our derivative financial instruments.
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
Commodities such as corn, soybean meal and soybean oil are actively traded through various exchanges with future market prices quoted on a daily basis. These quoted market prices, although a good indicator of the commodity's base price, do not represent the final price for which we can purchase these commodities. There are several components in addition to the quoted market price, such as freight, storage and seller premiums, that are included in the final price that we pay for such commodities. Although changes in quoted market prices may be a good indicator of the commodity’s base price, the components mentioned above may have a significant impact on the total change in grain costs recognized from period to period.
Market prices for chicken products are currently at levels sufficient to offset the costs of feed ingredients. However, there can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment.
Tulip Limited Acquisition
On October 15, 2019, we acquired 100% of the equity of Tulip Limited and its subsidiaries (together, “Tulip”) from Danish Crown AmbA for £290 million, subject to customary working capital adjustments. The acquisition was funded through cash on hand. Tulip Limited, a leading, integrated prepared pork supplier, is headquartered in Warwick, U.K., operates twelve fresh and value-added facilities in that country and employs approximately 6,100 people. The acquisition solidifies us as a leading European food company, creating one of the largest integrated prepared foods businesses in the U.K.
Brexit
The anticipated exit of the U.K. from the European Union (“E.U.”) (commonly referred to as “Brexit”) and the resulting significant change to the relationship between the U.K. and the E.U., as well as relationships between the U.K. and countries outside the E.U., could disrupt the overall economic growth or stability of the U.K. and the E.U. and otherwise negatively impact our European operations. The U.K. is due to exit the E.U. on January 31, 2020. The U.K. could leave the E.U. prior to January 31, 2020 if a withdrawal agreement negotiated between the U.K. and the E.U. is approved by the U.K. Parliament. If the U.K. were to approve a withdrawal agreement, it would maintain the status quo regarding trade rights with the E.U. during a transition period in order to allow negotiation of a free trade agreement between the two governments. If the withdrawal agreement is not approved by January 31, 2020, the U.K. would either leave the E.U. immediately under World Trade Organization terms or would request and be reliant upon the E.U. approving a further extension to the exit date.
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

Results of Operations
Thirteen Weeks Ended September 29, 2019 Compared to Thirteen Weeks Ended September 30, 2018
Net sales. Net sales generated in the thirteen weeks ended September 29, 2019 increased $80.4 million, or 3.0%, from net sales generated in the thirteen weeks ended September 30, 2018. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended September 29, 2019	Change from Thirteen Weeks Ended September 30, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$1,931,657	$67,488	3.6%
U.K. and Europe(b)	517,531	(9,191)	(1.7)%
Mexico(c)	328,782	22,069	7.2%
Total net sales	$2,777,970	$80,366	3.0%

(a)
U.S. net sales generated in the thirteen weeks ended September 29, 2019 increased $67.5 million, or 3.6%, from U.S. net sales generated in the thirteen weeks ended September 30, 2018 primarily because of increases in both net sales per pound and sales volume. The increase in net sales per pound experienced by our U.S. segment contributed $47.0 million, or 2.5 percentage points, and the increase in sales volume contributed $20.4 million, or 1.1 percentage points, to the increase in net sales. Included in U.S. net sales generated during the thirteen weeks ended September 29, 2019 and September 30, 2018 were net sales to JBS USA Food Company totaling $3.8 million and $4.0 million, respectively.

(b)
U.K. and Europe net sales generated in the thirteen weeks ended September 29, 2019 decreased $9.2 million, or 1.7%, from U.K. and Europe net sales generated in the thirteen weeks ended September 30, 2018 primarily because of the unfavorable impact of foreign currency translation and a decrease in sales volume, partially offset by an increase in net sales per pound. The unfavorable impact of foreign currency translation contributed $29.5 million, or 5.6 percentage points, and the decrease in sales volume contributed $7.3 million, or 1.4 percentage points, to the decrease in net sales. An increase in net sales per pound partially offset the impact that the unfavorable foreign currency translation and lower sales volume had on net sales by $27.6 million, or 5.2 percentage points.

(c)
Mexico net sales generated in the thirteen weeks ended September 29, 2019 increased $22.1 million, or 7.2%, from Mexico net sales generated in the thirteen weeks ended September 30, 2018 primarily because of an increase in net sales per pound, partially offset by a decrease in sales volume and the unfavorable impact of foreign currency remeasurement. Increased net sales per pound contributed $66.0 million, or 21.5 percentage points, to the increase in net sales. Partially offsetting the increase in net sales per pound was a decrease in sales volume and the unfavorable impact of foreign currency remeasurement of $35.9 million, or 11.7 percentage points, and $8.1 million, or 2.6 percentage points, respectively.

Gross profit. Gross profit increased by $112.5 million, or 66.3%, from $169.7 million generated in the thirteen weeks ended September 30, 2018 to $282.2 million generated in the thirteen weeks ended September 29, 2019. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended September 29, 2019	Change from Thirteen Weeks Ended September 30, 2018		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	September 29, 2019	September 30, 2018
	(In thousands, except percent data)
Net sales	$2,777,970	$80,366	3.0%	100.0%	100.0%
Cost of sales(a)(b)(c)	2,495,773	(32,090)	(1.3)%	89.8%	93.7%
Gross profit	$282,197	$112,456	66.3%	10.2%	6.3%

Sources of gross profit	Thirteen Weeks Ended September 29, 2019	Change from Thirteen Weeks Ended September 30, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.	$192,183	$60,817	46.3%
U.K. and Europe	43,041	1,754	4.2%
Mexico	46,949	49,886	1,698.5%
Intersegment transactions, net	24	(1)	(4.0)%
Total gross profit	$282,197	$112,456	66.3%

Sources of cost of sales	Thirteen Weeks Ended September 29, 2019	Change from Thirteen Weeks Ended September 30, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$1,739,474	$6,671	0.4%
U.K. and Europe(b)	474,490	(10,945)	(2.3)%
Mexico(c)	281,833	(27,817)	(9.0)%
Intersegment transactions, net	(24)	1	(4.0)%
Total cost of sales	$2,495,773	$(32,090)	(1.3)%

(a)
Cost of sales incurred by our U.S. segment during the thirteen weeks ended September 29, 2019 increased $6.7 million, or 0.4%, from cost of sales incurred by our U.S. segment during the thirteen weeks ended September 30, 2018. Cost of sales increased primarily because of the $19.0 million impact of increased sales volume, partially offset by a $12.3 million impact from decreased net cost per pound sold. Included in the the impact of sales volume increases and decreased cost per pound sold in cost of sales is a $19.3 million increase in hourly labor costs due to increased pay rates, partially offset by a decrease in freight costs of $7.3 million and a $4.5 million decrease in employee healthcare benefit costs. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended September 29, 2019 decreased $10.9 million, or 2.3%, from cost of sales incurred by our U.K. and Europe segment during the thirteen weeks ended September 30, 2018. U.K. and Europe cost of sales decreased primarily because of the $6.8 million impact of reduced sales volume and the $27.0 million favorable impact of foreign currency translation. Partially offsetting the decreases in sales volume and impact of foreign currency translation was an increase in cost per pound sold of $22.8 million. Included in the impact of reduced sales volume, foreign currency translation and increased cost per pound sold on the decrease in cost of sales was a reduction of live bird input costs of $12.0 million, mainly driven by the cost of feed. Other factors affecting cost of sales were individually immaterial.

(c)
Cost of sales incurred by our Mexico segment during the thirteen weeks ended September 29, 2019 decreased $27.8 million, or 9.0%, from cost of sales incurred by our Mexico segment during the thirteen weeks ended September 30, 2018. Mexico cost of sales decreased primarily because of the $36.2 million impact of reduced sales volume and the $6.9 million favorable impact of foreign currency remeasurement. Partially offsetting the decreases in sales volume and impact of foreign currency remeasurement was an increase in cost per pound sold of $15.3 million. Included in the impact of reduced sales volume, foreign currency remeasurement and increased cost per pound sold on the decrease in cost of sales was a $10.0 million gain from the sale of two broiler farms and a $17.9 million decrease in overall production costs due to reduced production volume. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $102.8 million, or 120.5%, from $85.3 million generated in the thirteen weeks ended September 30, 2018 to $188.2 million generated in the thirteen weeks ended September 29, 2019. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Thirteen Weeks Ended September 29, 2019	Change from Thirteen Weeks Ended September 30, 2018		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	September 29, 2019	September 30, 2018
	(In thousands, except percent data)
Gross profit	$282,197	$112,456	66.3%	10.2%	6.3%
SG&A expense(a)(b)(c)	94,032	9,894	11.8%	3.4%	3.1%
Administrative restructuring activities(d)	(20)	(277)	(107.8)%	—%	—%
Operating income	$188,185	$102,839	120.5%	6.8%	3.2%

Sources of operating income	Thirteen Weeks Ended September 29, 2019	Change from Thirteen Weeks Ended September 30, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.	$125,169	$50,963	68.7%
U.K. and Europe	25,325	1,855	7.9%
Mexico	37,667	50,022	404.9%
Intersegment transactions, net	24	(1)	(4.0)%
Total operating income	$188,185	$102,839	120.5%

Sources of SG&A expense	Thirteen Weeks Ended September 29, 2019	Change from Thirteen Weeks Ended September 30, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$67,034	$10,131	17.8%
U.K. and Europe(b)	17,717	(101)	(0.6)%
Mexico(c)	9,281	(136)	(1.4)%
Total SG&A expense	$94,032	$9,894	11.8%

Sources of administrative restructuring activities	Thirteen Weeks Ended September 29, 2019	Change from Thirteen Weeks Ended September 30, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(d)	$(20)	$(277)	(107.8)%
U.K. and Europe	—	—	—%
Mexico	—	—	—%
Total administrative restructuring activities	$(20)	$(277)	(107.8)%

(a)
SG&A expense incurred by our U.S. segment during the thirteen weeks ended September 29, 2019 increased $10.1 million, or 17.8%, from SG&A expense incurred by our U.S. segment during the thirteen weeks ended September 30, 2018, primarily because of a $5.2 million increase in compensation expenses due to increases in incentive compensation and benefits, a $2.9 million increase in legal expenses due to ongoing litigation and a $2.7 million increase in advertising and promotion expenses as a result of increased Internet promotions. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended September 29, 2019 decreased $0.1 million, or 0.6%, from SG&A expense incurred by our U.K. and Europe segment during the thirteen weeks ended September 30, 2018. SG&A expense incurred by our U.K. and Europe segment decreased primarily because of a $3.5 million decrease in acquisition expenses and a $0.9 million decrease in advertising and promotion expenses. These decreases in SG&A expense were partially offset by a $4.4 million increase in employee compensation expenses mainly due to severance costs. Other factors affecting SG&A expense were individually immaterial.

(c)
SG&A expense incurred by our Mexico segment during the thirteen weeks ended September 29, 2019 decreased $0.1 million, or 1.4%, from SG&A expense incurred by our Mexico segment during the thirteen weeks ended September 30, 2018. Factors affecting SG&A expenses by our Mexico segment were individually immaterial.

(d)
Administrative restructuring activities incurred by our U.S. segment during the thirteen weeks ended September 29, 2019 included $20,000 of sublease income related to the termination of 40 North Foods operations. Administrative restructuring charges incurred by our U.S. segment during the thirteen weeks ended September 30, 2018 included impairment costs of $0.3 million related to the closure of our Luverne, Minnesota processing plant.

Net interest expense. Net interest expense decreased 12.1% to $27.3 million recognized in the thirteen weeks ended September 29, 2019 from $31.1 million recognized in the thirteen weeks ended September 30, 2018. Average borrowings decreased from $2.4 billion in the thirteen weeks ended September 30, 2018 to $2.3 billion in the thirteen weeks ended September 29, 2019. There was no change in weighted average interest rate in the thirteen weeks ended September 29, 2019 as compared to the thirteen weeks ended September 30, 2018.
Income taxes. Income tax expense increased to $46.4 million, a 29.6% effective tax rate, for the thirteen weeks ended September 29, 2019 compared to income tax expense of $30.8 million, a 51.1% effective tax rate, for the thirteen weeks ended September 30, 2018. The increase in income tax expense in 2019 resulted primarily from an increase in pre-tax income and an increase in unrecognized tax benefits in Mexico, partially offset by the recognition of the one-time transition tax for the thirteen weeks ended September 30, 2018.

Thirty-Nine Weeks Ended September 29, 2019 Compared to Thirty-Nine Weeks Ended September 30, 2018
Net sales. Net sales generated in the thirty-nine weeks ended September 29, 2019 increased $64.7 million, or 0.8%, from net sales generated in the thirty-nine weeks ended September 30, 2018. The following table provides net sales information:

Sources of net sales	Thirty-Nine Weeks Ended September 29, 2019	Change from Thirty-Nine Weeks Ended September 30, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$5,732,201	$127,492	2.3%
U.K. and Europe(b)	1,568,396	(65,729)	(4.0)%
Mexico(c)	1,045,133	2,972	0.3%
Total net sales	$8,345,730	$64,735	0.8%

(a)
U.S. net sales generated in the thirty-nine weeks ended September 29, 2019 increased $127.5 million, or 2.3%, from U.S. net sales generated in the thirty-nine weeks ended September 30, 2018, primarily because of an increase in sales volume and an increase in net sales per pound. The increases in sales volume and net sales per pound experienced by our U.S. segment contributed $68.4 million, or 1.2 percentage points, and $59.1 million, or 1.1 percentage points, respectively, to the increase in net sales. Included in U.S. net sales generated during the thirty-nine weeks ended September 29, 2019 and September 30, 2018 were net sales to JBS USA Food Company totaling $11.0 million and $10.0 million, respectively.

(b)
U.K. and Europe net sales generated in the thirty-nine weeks ended September 29, 2019 decreased $65.7 million, or 4.0%, from U.K. and Europe net sales generated in the thirty-nine weeks ended September 30, 2018, primarily because of the unfavorable impact of foreign currency translation and a decrease in sales volume, partially offset by an increase in net sales per pound. The unfavorable impact of foreign currency translation and decrease in sales volume contributed $95.9 million, or 5.9 percentage points, and $70.7 million, or 4.3 percentage points, respectively, to the decrease in net sales. These decreases were partially offset by an increase in net sales per pound of $101.0 million, or 6.2 percentage points.

(c)
Mexico net sales generated in the thirty-nine weeks ended September 29, 2019 increased $3.0 million, or 0.3%, from Mexico net sales generated in the thirty-nine weeks ended September 30, 2018, primarily because of an increase net sales per pound, partially offset by a decrease in sales volume and the unfavorable impact of foreign currency remeasurement. The increase in net sales per pound contributed $60.5 million, or 5.8 percentage points, to the increase in net sales. Partially offsetting the increase in net sales per pound was a decrease in sales volume and the unfavorable impact of foreign currency remeasurement of $45.8 million, or 4.4 percentage points, and $11.8 million, or 1.1 percentage points, respectively.

Gross profit. Gross profit increased by $137.4 million, or 18.8%, from $731.6 million generated in the thirty-nine weeks ended September 30, 2018 to $869.0 million generated in the thirty-nine weeks ended September 29, 2019. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirty-Nine Weeks Ended September 29, 2019	Change from Thirty-Nine Weeks Ended September 30, 2018		Percent of Net Sales
				Thirty-Nine Weeks Ended
		Amount	Percent	September 29, 2019	September 30, 2018
	(In thousands, except percent data)
Net sales	$8,345,730	$64,735	0.8%	100.0%	100.0%
Cost of sales(a)(b)(c)	7,476,731	(72,636)	(1.0)%	89.6%	91.2%
Gross profit	$868,999	$137,371	18.8%	10.4%	8.8%

Sources of gross profit	Thirty-Nine Weeks Ended September 29, 2019	Change from Thirty-Nine Weeks Ended September 30, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.	$608,923	$141,263	30.2%
U.K. and Europe	116,142	(16,989)	(12.8)%
Mexico	143,862	13,059	10.0%
Intersegment transactions, net	72	38	111.8%
Total gross profit	$868,999	$137,371	18.8%

Sources of cost of sales	Thirty-Nine Weeks Ended September 29, 2019	Change from Thirty-Nine Weeks Ended September 30, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$5,123,278	$(13,771)	(0.3)%
U.K. and Europe(b)	1,452,254	(48,740)	(3.2)%
Mexico(c)	901,271	(10,087)	(1.1)%
Intersegment transactions, net	(72)	(38)	111.8%
Total cost of sales	$7,476,731	$(72,636)	(1.0)%

(a)
Cost of sales incurred by our U.S. segment during the thirty-nine weeks ended September 29, 2019 decreased $13.8 million, or 0.3%, from cost of sales incurred by our U.S. segment during the thirty-nine weeks ended September 30, 2018. Cost of sales decreased primarily because of a $76.5 million impact of decreased cost per pound sold, partially offset by a $62.7 million impact of increased sales volume. Included in the decreased cost per pound sold and increased sales volume was a $14.1 million realized gain related to commodity derivatives. Other factors affecting cost of sales were individually immaterial.

(b)
Cost of sales incurred by our U.K. and Europe segment during the thirty-nine weeks ended September 29, 2019 decreased $48.7 million, or 3.2%, from cost of sales incurred by our U.K. and Europe segment during the thirty-nine weeks ended September 30, 2018. U.K. and Europe cost of sales decreased primarily because of a $88.8 million impact of foreign currency translation and the $65.0 million impact due to a reduction in sales volume. These decreases in cost of sales were partially offset by an increase in cost per pound sold of $105.1 million. Included in the impact of foreign currency translation, reduced sales volume and increased cost per pound sold on the decrease in cost of sales was a reduction in live bird input costs of $66.1 million. The impact of reduced live bird input costs on cost of sales was partially offset by a $15.8 million increase in deprecation costs. Other factors affecting cost of sales were individually immaterial.

(c)
Cost of sales incurred by our Mexico segment during the thirty-nine weeks ended September 29, 2019 decreased $10.1 million, or 1.1%, from cost of sales incurred by our Mexico segment during the thirty-nine weeks ended September 30, 2018. Mexico cost of sales decreased primarily because of the $40.0 million impact of reduced sales volume and a $10.2 million favorable impact of foreign currency remeasurement. These decreases in cost of sales were partially offset by increased cost per pound sold of $40.1 million. Included in the impact of decreased sales volume, favorable foreign currency remeasurement and impact of increased cost per pound sold was a $21.4 million decrease in overall production costs due to reduced production volume and a $10.0 million gain from the sale of two broiler farms, partially offset by an $8.8 million increase in grower costs mainly due to contract pay increases, a $7.4 million increase in direct labor costs, a $3.1 million increase in electricity costs due to increased rates and a $2.8 million increase in freight costs. Other factors affecting cost of sales were individually immaterial.

Operating income. Operating income increased by $132.7 million, or 28.1%, from $472.1 million generated in the thirty-nine weeks ended September 30, 2018 to $604.8 million generated in the thirty-nine weeks ended September 29, 2019. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Thirty-Nine Weeks Ended September 29, 2019	Change from Thirty-Nine Weeks Ended September 30, 2018		Percent of Net Sales
				Thirty-Nine Weeks Ended
		Amount	Percent	September 29, 2019	September 30, 2018
	(In thousands, except percent data)
Gross profit	$868,999	$137,371	18.8%	10.4%	8.8%
SG&A expense(a)(b)(c)	264,313	6,917	2.7%	3.2%	3.1%
Administrative restructuring activities(d)	(90)	(2,271)	(104.1)%	—%	—%
Operating income	$604,776	$132,725	28.1%	7.2%	5.7%

Sources of operating income	Thirty-Nine Weeks Ended September 29, 2019	Change from Thirty-Nine Weeks Ended September 30, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.	$426,968	$126,008	41.9%
U.K. and Europe	62,233	(6,312)	(9.2)%
Mexico	115,503	12,991	12.7%
Intersegment transactions, net	72	38	111.8%
Total operating income	$604,776	$132,725	28.1%

Sources of SG&A expense	Thirty-Nine Weeks Ended September 29, 2019	Change from Thirty-Nine Weeks Ended September 30, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(a)	$182,045	$17,526	10.7%
U.K. and Europe(b)	53,909	(10,677)	(16.5)%
Mexico(c)	28,359	68	0.2%
Total SG&A expense	$264,313	$6,917	2.7%

Sources of administrative restructuring activities	Thirty-Nine Weeks Ended September 29, 2019	Change from Thirty-Nine Weeks Ended September 30, 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.(d)	$(90)	$(2,271)	(104.1)%
U.K. and Europe	—	—	—%
Mexico	—	—	—%
Total administrative restructuring activities	$(90)	$(2,271)	(104.1)%

(a)
SG&A expense incurred by our U.S. segment during the thirty-nine weeks ended September 29, 2019 increased $17.5 million, or 10.7%, from SG&A expense incurred by our U.S. segment during the thirty-nine weeks ended September 30, 2018, primarily because of a $12.6 million increase in incentive compensation expenses, a $6.0 million increase in advertising and promotion expenses due to Internet promotions and a $4.0 million increase in legal expenses due to increased litigation. These increases in SG&A expenses were partially offset by a $5.4 million decrease in professional fees mainly due to a reduction in consulting expenses. Other factors affecting SG&A expense were individually immaterial.

(b)
SG&A expense incurred by our U.K. and Europe segment during the thirty-nine weeks ended September 29, 2019 decreased $10.7 million, or 16.5%, from SG&A expense incurred by our U.K. and Europe segment during the thirty-nine weeks ended September 30, 2018. SG&A expense incurred by our U.K. and Europe segment decreased primarily because of a $3.5 million decrease in acquisition expenses, a $2.8 million decrease in severance expenses, a $2.1 million decrease in legal expenses and a $1.5 million decrease in advertising and promotion expenses. Other factors affecting SG&A expense were individually immaterial.

(c)
SG&A expense incurred by our Mexico segment during the thirty-nine weeks ended September 29, 2019 increased $0.1 million, or 0.2%, from SG&A expense incurred by our Mexico segment during the thirty-nine weeks ended September 30, 2018. Factors affecting SG&A expenses by our Mexico segment were individually immaterial.

(d)
Administrative restructuring activities incurred by our U.S. segment during the thirty-nine weeks ended September 29, 2019 included $90,000 of sublease income related to the termination of 40 North Foods operations. Administrative restructuring activities incurred by our U.S. segment during the thirty-nine weeks ended September 30, 2018 included $1.0 million in severance costs related to the GNP acquisition, $0.7 million in severance, asset impairment and lease obligations resulting from termination of 40 North Foods operations and $0.5 million in costs related to the closure of the Luverne, Minnesota facility.

Net interest expense. Net interest expense decreased 23.9% to $87.7 million recognized in the thirty-nine weeks ended September 29, 2019 from $115.2 million recognized in the thirty-nine weeks ended September 30, 2018. Average borrowings decreased from $2.6 billion in the thirty-nine weeks ended September 30, 2018 to $2.3 billion in the thirty-nine weeks ended September 29, 2019. The weighted average interest rate increased from 5.2% in the thirty-nine weeks ended September 30, 2018 to 5.4% thirty-nine weeks ended September 29, 2019.
Income taxes. Income tax expense increased to $142.3 million, a 28.1% effective tax rate, for the thirty-nine weeks ended September 29, 2019 compared to income tax expense of $106.4 million, a 29.4% effective tax rate, for the thirty-nine weeks ended September 30, 2018. The increase in income tax expense in 2019 resulted primarily from an increase in pre-tax income and an increase in unrecognized tax benefits in Mexico, partially offset by the recognition of the one-time transition tax for the thirty-nine weeks ended September 30, 2018.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of September 29, 2019:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$598.1
Borrowing arrangements:
U.S. Credit Facility(a)	$750.0	$—	708.4
Mexico Credit Facility(b)	74.8	—	74.8
U.K. and Europe Credit Facilities(c)	133.8	—	133.8

(a)
Availability under the U.S. Credit Facility (as described below) is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at September 29, 2019 totaled $41.6 million.

(b)
As of September 29, 2019, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility (as described below) was $74.8 million.  The Mexico Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.

(c)
As of September 29, 2019, the U.S. dollar-equivalent of the amount available under the U.K. and Europe Credit Facilities (as described below) were $133.8 million. The U.K. and Europe Credit Facilities provide for loan commitments of £100.0 million (or $122.9 million U.S. dollar equivalent) under the Bank of Ireland Facility Agreement (as described below) and €10.0 million (or $10.9 million U.S. dollar equivalent) under the Invoice Discounting Facility (as described below).

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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of September 29, 2019, we had Term Loans outstanding totaling $481.3 million and the amount available for borrowing under the revolving loan commitment was $708.4 million. We had letters of credit of $41.6 million and no borrowings outstanding under the revolving loan commitment as of September 29, 2019.
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
U.K. and Europe Credit Facilities
Moy Park France Invoice Discounting Facility
In June 2009, Moy Park France Sàrl entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was decreased by 50 percent in June 2018. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus a margin of 0.80%. As of September 29, 2019, the U.S. dollar-equivalent loan commitment and borrowing availability under the Invoice Discounting Facility were $10.9 million. As of September 29, 2019, there were no outstanding borrowings under the Invoice Discounting Facility.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
Moy Park Credit Agricole Bank Overdraft
On December 3, 2018, Moy Park entered into an unsecured €0.5 million bank overdraft agreement (the “Overdraft Agreement”) with Credit Agricole. The Overdraft Agreement is payable on demand and can be cancelled anytime by us or Credit Agricole. Outstanding borrowings under the Overdraft Agreement bear interest at a per annum rate equal to EURIBOR plus 1.50%. As of September 29, 2019, there were no outstanding borrowings under the Overdraft Agreement.
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (i) LIBOR or, in relation to any loan in euros, EURIBOR, plus (ii) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of September 29, 2019, both the U.S. dollar-equivalent loan commitment and borrowing availability under the Bank of Ireland Facility Agreement were $122.9 million. As of September 29, 2019, there were no outstanding borrowings under the Bank of Ireland Facility Agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of our Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. The U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility is $74.8 million. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.50%. The Mexico Credit Facility contains covenants and defaults that we believe are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of September 29, 2019, there were no outstanding borrowings under the Mexico Credit Facility.
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility. The U.K. and Europe and Mexico credit facilities are unsecured.
Historical Flow of Funds
Thirty-Nine Weeks Ended September 29, 2019
Cash provided by operating activities was $535.5 million for the thirty-nine weeks ended September 29, 2019. The cash flows provided by operating activities resulted primarily from net income of $364.3 million, net noncash expenses of $215.6 million, a change in accounts payable, accrued expenses and other current liabilities of $67.3 million and changes in income taxes of $40.5 million. These cash flows were offset by the use of $108.1 million in cash related to inventories and $46.6 million use of cash related to trade accounts and other receivables.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a$46.6 million use of cash related to operating activities for the thirty-nine weeks ended September 29, 2019. This change is primarily due to customer payment timing.

The change in inventories represented a $108.1 million use of cash related to operating activities for the thirty-nine weeks ended September 29, 2019. This change resulted primarily from an increase in our finished products inventory.
The change in prepaid expenses and other current assets represented a $3.5 million use of cash related to operating activities for the thirty-nine weeks ended September 29, 2019. This change resulted primarily from a net increase in value-added tax receivables.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $67.3 million source of cash related to operating activities for the thirty-nine weeks ended September 29, 2019. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive income, represented a $40.5 million source of cash related to operating activities for the thirty-nine weeks ended September 29, 2019. This change resulted primarily from the timing of estimated tax payments.
Net noncash expenses provided $215.6 million of cash related to operating activities for the thirty-nine weeks ended ended September 29, 2019. Net noncash expense items included depreciation and amortization of $210.4 million, share-based compensation of $7.3 million and loan cost amortization of $3.6 million, which were partially offset by a deferred income tax benefit of $2.4 million.
Cash used in investing activities totaled $243.6 million for the thirty-nine weeks ended September 29, 2019. Cash used to acquire property, plant and equipment totaled $258.7 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs. Cash proceeds generated from property disposals totaled $15.2 million during the thirty-nine weeks ended September 29, 2019.
Cash used by financing activities totaled $27.7 million for the thirty-nine weeks ended September 29, 2019. Uses of cash included payments on revolving lines of credit, long-term borrowings and finance lease obligations totaling $123.3 million, the purchase of common stock under share repurchase program totaling $2.9 million, capitalized loan costs totaling $0.7 million and a $0.5 million cash payment from equity distributions under a tax sharing agreement with JBS USA Food Company Holdings. These uses of cash were partially offset by proceeds from revolving line of credit and long-term debt totaling $99.6 million.
Thirty-Nine Weeks Ended September 30, 2018
Cash provided by operating activities was $425.3 million for the thirty-nine weeks ended September 30, 2018. The cash flows provided by operating activities resulted primarily from net income of $255.0 million, net noncash expenses of $229.3 million, a $78.1 million source of cash related to accounts payable, accrued expenses and other current liabilities and a $64.8 million source of cash related to inventories. These cash flows were partially offset by the use of $175.6 million in cash related to income taxes, the use of $3.4 million in cash related to trade accounts and other receivables and the use of $15.4 million in cash related to prepaid expenses and other current assets.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a$3.4 million use of cash related to operating activities for the thirty-nine weeks ended September 30, 2018. This change was primarily due to customer payment timing.
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

Net noncash expenses provided $229.3 million of cash related to operating activities for the thirty-nine weeks ended September 30, 2018. Net noncash expense items included depreciation and amortization of $211.5 million, share-based compensation of $9.3 million, noncash loss on early extinguishment of debt of $6.0 million and foreign currency transaction loss related to borrowing arrangements of $4.2 million, which were partially offset by a deferred income tax benefit of $2.1 million.
Cash used in investing activities totaled $229.2 million for the thirty-nine weeks ended September 30, 2018. Cash used to acquire property, plant and equipment totaled $231.9 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs. Cash proceeds generated from property disposals totaled $2.7 million during the thirty-nine weeks ended September 30, 2018.
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
Contractual Obligations
Contractual obligations at September 29, 2019 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,332,583	$26,284	$50,049	$406,250	$1,850,000
Interest(c)	799,653	123,366	243,982	228,774	203,531
Finance leases	1,688	423	669	596	—
Operating leases	346,246	82,269	120,518	81,181	62,278
Derivative liabilities	14,350	14,350	—	—	—
Purchase obligations(d)	350,215	344,882	5,333	—	—
Total	$3,844,735	$591,574	$420,551	$716,801	$2,115,809

(a)
The total amount of unrecognized tax benefits at September 29, 2019 was $12.3 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $41.6 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of September 29, 2019.

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
Recent Accounting Pronouncements Adopted as of September 29, 2019
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on lease arrangements, which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. We adopted the standard as of December 31, 2018. Adoption of the standard had a material impact on our Condensed Consolidated Balance Sheet as a result of the increase in assets and liabilities from recognition of operating assets and lease liabilities. However, the standard did not have a material impact on our Condensed Consolidated Statement of Income.

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

Recent Accounting Pronouncements Not Yet Adopted as of September 29, 2019

In June 2016, the FASB issued new accounting guidance on the measurement of credit losses on financial instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will adopt the provisions of the new guidance effective December 30, 2019, the beginning of our 2020 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.

In August 2018, the FASB issued an accounting standard update to improve the effectiveness of disclosures related to fair value measurements. This accounting standard update removes certain disclosure requirements related to transfers between fair value hierarchy levels and the valuation processes used for certain fair value measurements. The update requires additional disclosures as to significant unobservable inputs used in certain fair value measurements and gains and losses included in other comprehensive income. We will adopt the provisions of the new guidance effective December 30, 2019, the beginning of our 2020 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.

In August 2018, the FASB issued an accounting standard update to improve the effectiveness of disclosures related to defined benefit plans. The update removes disclosures related to the amounts in accumulated other comprehensive income expected to be recognized in the next fiscal year, adds narrative disclosure of the reasons for significant gains and losses related to changes in the defined benefit obligation, and clarifies the disclosures required for plans with projected and accumulated benefit obligations in excess of plan assets. We will adopt the provisions of the new guidance effective December 30, 2019, the beginning of our 2020 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements.

See “Note 1. Description of Business and Basis of Presentation” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to these recent accounting pronouncements.
Critical Accounting Policies
During the thirty-nine weeks ended September 29, 2019, (i) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (ii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
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

For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of September 29, 2019. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended September 29, 2019, such a change would have resulted in a change to cost of sales of approximately $78.8 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at September 29, 2019 would be $14.0 million, excluding any potential impact on the production costs of our chicken inventories.
We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn and soybean meal prices on September 29, 2019 would have resulted in a change of approximately $2.1 million in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 20.6% of our total debt at September 29, 2019. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by less than $0.1 million for the thirteen weeks ended September 29, 2019.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $2.8 million as of September 29, 2019.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. Foreign currency exchange losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a loss of $3.7 million and a gain of $6.8 million in the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively. Foreign currency exchange losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were gains of $0.7 million and $3.1 million in the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively. The average exchange rates for the thirteen weeks ended September 29, 2019 and September 30, 2018 were 19.58 Mexican pesos to 1 U.S. dollar and 18.95 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of September 29, 2019 and September 30, 2018. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico segment at September 29, 2019, such a change would have resulted in a increase in foreign currency transaction losses recognized in the thirteen weeks ended September 29, 2019 and September 30, 2018 of approximately $16.1 million and $5.9 million, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Additionally, we are exposed to foreign exchange-related variability of investments and earnings from our foreign investments in Europe (including the U.K.). Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. At September 29, 2019, our U.K. and Europe segment had net assets of approximately $1.5 billion, denominated in British pounds, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% adverse change in exchange rates would cause a reduction of $154.0 million to our net assets.
At September 29, 2019, we had foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $0.9 million to hedge a portion of our investments in Europe (including the U.K.). On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound by 10% would result in a $1.8 million negative change in our cash flows on settlement while a weakening of the U.S. dollar against the euro by 10% would result in a $1.7 million increase in our cash flows on settlement. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Inability to consummate, or effectively integrate, any acquisition, including the acquisition of Tulip, or to realize the associated anticipated cost savings and operating synergies;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign segments, including risks associated with Brexit;

•	Restrictions imposed by, and as a result of, the leverage of Pilgrim's Pride;

•	Disruptions in international markets and distribution channels;

•	Our ability to maintain favorable labor relations with our employees and our compliance with labor laws;

•	Extreme weather or natural disasters;

•	The impact of uncertainties in litigation; and

•	Other risks described herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 30, 2018 as filed with the SEC.
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
As of September 29, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, made changes during the thirty-nine weeks ended September 29, 2019 to the Company's internal controls over financial reporting for the implementation of a new information technology system relating to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842). No other changes to the Company's internal control over financial reporting occurred during the thirty-nine weeks ended September 29, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and June 21, 2019, 31 individual direct action complaints (Affiliated Foods, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00700; U.S. Foods Inc. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00702; Action Meat Distributors, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Jetro Holdings, LLC, v. Tyson Foods, Inc. et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ’s Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer); Shamrock Foods Company et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 1:18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00354, Hooters of America, LLC v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00390; Darden Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00530; Associated Grocers, Inc., et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-00638; Checkers Drive-In Restaurants, Inc. v. Tyson Foods, Inc. et al., Case No. 1:19- cv-01283; Conagra Brands, Inc. et al. v. Tyson Foods, Inc. et al., Case No. 1:19-cv-02190; Giant Eagle, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms et al., Case No. 1:19-cv-02758; Save Mart Supermarkets v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02805; Walmart Inc., et al. v. Pilgrim’s Pride Corporation, et al., Case No. 1:19-cv-03915 (transferred from the U.S. District Court for the Western District of Arkansas on June 11, 2019, following Plaintiffs’ unopposed motion to transfer); Services Group of America, Inc. v. Tyson Food, Inc., et al., Case No. 1:19-cv-04194; Restaurants of America, Inc. et al. v. Tyson Foods, Inc. et al., Case No. 19-cv-04824; Anaheim Wings, d/b/a Hooters of Anaheim et al. v. Tyson Foods, Inc. et al., Case No. 19-cv-05229; Amigos Meat Distributors, LP et al. v. Tyson Foods, Inc. et al., Case No. 19-cv-05424; PJ Food Service, Inc. v. Tyson Foods, Inc. et al., Case No. 19-cv-6141; and The Golub Corporation et al. v. Norman W. Fries, Inc. et al., Case No. 19-cv-06955) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. On June 20, 2019, an additional direct action complaint (Commonwealth of Puerto Rico v. Koch Foods, Inc., et al., Case No. 3:19-cv-01605) was filed with U.S. District Court for the District of Puerto Rico by the Commonwealth of Puerto Rico, the allegations of which also largely mirror those in the class action complaints. Substantial completion of document discovery for most defendants, including PPC, occurred on July 18, 2018. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated. On June 21, 2019, the United States Department of Justice filed a motion to intervene and stay discovery in the In re Broiler Chicken Antitrust Litigation for a period of six months. Following a hearing on June 27, 2019, on June 28, 2019, the Court granted the government’s motion to intervene, and ordered a limited three month stay of discovery until September 27, 2019. On July 1, 2019, the Department of Justice issued a subpoena to PPC in connection with its investigation. On September 20, 2019, the Department of Justice moved to extend the partial discovery stay for an additional six months. On October 16, 2019, the Court ordered that the limited stay of discovery be extended through June 27, 2020. Prior to the Court issuing that order, the scheduling order had required class certification briefing and expert reports proceeding from April 13, 2020 to December 14, 2020, and summary judgment to proceed 60 days after the Court rules on motions for class certification. Some or all of these dates may change given the Court’s order extending the discovery stay.

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
On January 24, 2018 a stockholder derivative action styled as Sciabacucchi v. JBS S.A. et al. was brought against all of PPC’s directors, JBS S.A., JBS USA Holding and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of PPC’s acquisition of Moy Park. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. Also by stipulation, various defendants have been voluntarily dismissed from the case without prejudice. The remaining defendants are JBS S.A., JBS USA Holding, and directors Lovette, Nogueira de Souza, Tomazoni, and Molina. PPC also remains in the case as a nominal defendant. On March 15, 2019, the Chancery Court denied the non-PPC defendants’ motion to dismiss. As a result, the case proceeded to discovery, and trial was scheduled to commence in November 2020. On October 3, 2019, the parties entered into a stipulation agreeing to settle the dispute for (i) a cash payment to PPC by the non-PPC defendants of $42.5 million less any fees and expenses awarded to the plaintiffs’ counsel, as well as any applicable taxes, and (ii) corporate governance changes to be implemented by PPC. No portion of the settlement amount will be paid by PPC to the non-PPC defendants. The settlement is subject to approval by the Court of Chancery, with a hearing on the fairness of the settlement scheduled for January 28, 2020.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland against PPC and a number of other poultry producers, as well as WMS (Webber, Meng, Sahl and Company) and Agri Stats, in the District of Maryland.  Plaintiffs seek to represent a nationwide class of processing plant level non-supervisory production and maintenance workers (“Plant Workers”).  Plaintiffs allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act.  Plaintiffs seek damages from January 1, 2009 to the present.  The four cases are Jien v. Perdue Farms, Inc., Case No. 19-cv-2521; Earnest v. Perdue Farms, Inc. et al, Case No. 19-cv-02680; Robinson v. Tyson Foods, Inc. et al, Case No. 19-cv-02960; and Avila v. Perdue Farms Inc., et al, Case No. 19-cv-03018 (together, the "Wages Litigation"). The Earnest complaint was consolidated with the Jien complaint by a Court order on October 8, 2019. The deadline to respond to the Jien complaint is set for November 15, 2019.
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

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2019 through July 28, 2019	—	NA	—	$196,865,927
July 29, 2019 through September 1, 2019	—	NA	—	196,865,927
September 2, 2019 through September 29, 2019	—	NA	—	196,865,927
Total	—	NA	—	$196,865,927
(a)    Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization.

ITEM 6.    EXHIBITS

2.1	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s current report on Form 8-K (No. 000-17060) dated September 28, 2000).
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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 29, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholder's Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

***	Represents a management contract or compensation plan arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: October 30, 2019	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)