Form 10-K
period 2019-12-29
PILGRIMS PRIDE CORP
filed 2020-02-21
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number 1-9273
PILGRIM’S PRIDE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		75-1285071
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1770 Promontory Circle		80634-9038
Greeley	CO
(Address of principal executive offices)		(Zip code)
Registrant’s telephone number, including area code: (970) 506-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PPC	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by non-affiliates of the registrant as of June 30, 2019 was $1,344,353,655. The number of shares of the registrant’s Common Stock outstanding as of February 20, 2020 was 249,572,119.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

PILGRIM’S PRIDE CORPORATION
FORM 10-K

i

PART I
Forward Looking Statements and Explanatory Note
This annual report contains, and management may make, certain “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “project,” “imply,” “intend,” “should,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks and uncertainties. Such risks and uncertainties include those described under “Risk Factors” below and elsewhere in this annual report. Actual results could differ materially from those expressed in, or implied or projected by these forward-looking statements as a result of these risks and uncertainties, many of which are difficult to predict and beyond our control. The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update its forward-looking statements. The risks described in this annual report are not the only risks we face, and additional risks and uncertainties may impair our business operations. The occurrence of any one or more of the factors described herein or other currently unknown factors could materially adversely affect our business and operating results.
Item 1. Business
Company Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken and pork products to retailers, distributors and foodservice operators. The Company was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owns 78.31% of our outstanding common stock.
We market our balanced portfolio of fresh, prepared and value-added meat products to a diverse set of over 6,500 customers across the U.S., the U.K. and Europe, Mexico and in approximately 110 other countries. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors, such as Chick-fil-A® and retail customers, including grocery store chains and wholesale clubs, such as Kroger®, Costco®, Publix® and H-E-B® in the U.S., chain restaurants such as McDonald’s® and grocery store chains such as Tesco and Waitrose in the U.K. and Europe, and grocery store chains such as Wal-Mart® in Mexico.
As a vertically integrated company, we control every phase of the production process, which helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 5,200 growers, 38 feed mills, 49 hatcheries, 39 processing plants, 27 prepared foods cook plants, 24 distribution centers, ten rendering facilities and four pet food plants, we believe we are well-positioned to supply the growing demand for our products.
On October 15, 2019, the Company acquired 100% of the equity of Tulip Limited and its subsidiaries (together, “Tulip”) from Danish Crown AmbA for £310.0 million, or $391.5 million for cash. Tulip is a leading integrated prepared pork supplier headquartered in Warwick, U.K. This acquisition solidifies Pilgrim's as a leading European food company, creating one of the largest integrated prepared foods businesses in the U.K. The Tulip operations are included in our U.K. and Europe reportable segment.
In 2017, we acquired (1) Granite Holdings Sàrl and its subsidiaries (together, “Moy Park”), which is one of the top-ten food companies in the U.K., Northern Ireland’s largest private sector business and one of Europe’s leading poultry producers and (2) JFC LLC and its subsidiaries (together, “GNP”), a vertically integrated poultry business that was based in Saint Cloud, Minnesota. Moy Park is included in our U.K. and Europe reportable segment and GNP is included in our U.S. reportable segment. In 2015, we acquired (3) Provemex Holdings, LLC and its subsidiaries (together, “Tyson Mexico”), a vertically integrated poultry business based in Gómez Palacio, Durango, Mexico. Tyson Mexico is included in our Mexico reportable segment.
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year, for example, 2019, applies to our fiscal year and not the calendar year. Fiscal 2019 was a 52-week fiscal year.
Reportable Segments
We operate in three reportable segments: U.S., U.K. and Europe, and Mexico. We either produce or purchase for resale chicken and pork products through our operations in the U.S., the U.K and continental Europe, and Mexico. We conduct separate operations in the U.S., the U.K., continental Europe, Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our U.S. operations. See “Note 22. Reportable Segments” of our Consolidated and Combined Financial Statements included in this annual report for additional information.
Products and Markets
Fresh Chicken and Pork Overview. Our fresh products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated, frozen whole chickens, breast fillets, mini breast fillets and prepackaged case-ready chicken, primary pork cuts, added value pork and pork ribs. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens, chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Additionally, we are an important player in the live market in Mexico. In 2019, our fresh chicken sales accounted for 58.2%, 8.6%, and 11.7% of our total U.S., U.K. and Europe, and Mexico chicken sales, respectively. In 2019, our fresh pork sales accounted for 47.5% of our total U.K. and Europe pork sales.
Prepared Chicken and Pork Overview. Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Our prepared pork includes processed sausages, bacon, slow cooked, smoked meat, gammon joints, ready-to-cook variety of meat products, pre-packed meats, sandwich and deli counter meats, pulled pork balls, meatballs and coated foods. In 2019, our prepared chicken products sales accounted for 7.9%, 7.7%, and 0.9% of our total U.S., U.K. and Europe, and Mexico chicken sales, respectively. In 2019, our prepared pork products sales accounted for 46.9% of our total U.K. and Europe pork sales.
Exported Chicken and Pork Overview. Exported chicken and pork products primarily consist of whole chickens and chicken parts sold either refrigerated for distributors in the U.S. or frozen for distribution to export markets and primary pork cuts, hog heads and trotters frozen for distribution to export markets. In 2019, our export chicken products sales accounted for 2.6% and 2.5% of our total U.S. and U.K. and Europe chicken sales, respectively. In 2019, our export pork products sales accounted for 5.6% of our total U.K. and Europe pork sales.
Market Overview. Our foodservice market principally consists of chain restaurants, food processors, broad-line distributors and certain other institutions. Our retail market consists primarily of grocery store chains, wholesale clubs and other retail distributors. Our export market consists primarily of customers who purchase for distribution in the U.S., U.K. and continental Europe, or for export to Mexico, the Middle East, Asia, and other international markets.
Net Sales for Primary Product Lines and Markets
The following table sets forth, for the periods beginning with 2017, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	2019	2018	2017
	(In thousands)
U.S. chicken:
Fresh	$6,214,954	$5,959,458	$5,700,503
Prepared	842,365	773,983	950,378
Export	282,791	258,732	213,595
Total U.S. chicken	7,340,110	6,992,173	6,864,476
U.K. and Europe chicken:
Fresh	918,852	925,124	846,575
Prepared	817,292	865,864	792,284
Export	262,041	303,921	318,699
Total U.K. and Europe chicken	1,998,185	2,094,909	1,957,558
Mexico chicken:
Fresh	1,245,976	1,252,403	1,245,144
Prepared	95,733	76,860	58,512
Total Mexico chicken	1,341,709	1,329,263	1,303,656
Total chicken	10,680,004	10,416,345	10,125,690
U.K. and Europe pork:
Fresh	135,985	—	—
Prepared	134,426	—	—
Export	16,174	—	—
Total U.K. and Europe pork	286,585	—	—
Other products:
U.S.	296,606	433,488	578,746
U.K. and Europe	99,023	53,757	38,761
Mexico	47,001	34,194	24,666
Total other products	442,630	521,439	642,173
Total net sales	$11,409,219	$10,937,784	$10,767,863
Raw Materials
Grains. The Company utilizes various raw materials in its operations, including corn, soybean meal and wheat, along with various other ingredients from which the Company produces its own formulated feeds. In 2019, corn, soybean meal and wheat accounted for approximately 42.5%, 34.0% and 5.6% of our feed costs, respectively. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. We attempt to mitigate the impact of price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed-price contracts, broadening our product portfolio and expanding the variety of contracts within our book of business. To also manage this risk, we purchase derivative financial instruments. The Company has long standing relationships with its sources of grain and other feed ingredients and expects to have an adequate supply for its present needs.
Live chicks. The Company’s chicken operations purchase one-day old chicks from a few major breeders. These chicks, when mature, serve as the grandparent and parent stock of the broilers that these operations process for consumption. Should breeder stock from its present suppliers not be available for any reason, the Company believes that it could obtain adequate breeder stock from other suppliers in the regions in which it operates.
Live pigs. The Company’s pork operations maintain a pig production base that makes up slightly more than 50% of the total number of pigs processed by the Company each year. Additionally, the Company’s pork operations procure live pigs for slaughter within a few days of purchase from numerous independent farmers throughout the U.K. Live pigs sourced from independent farmers make up slightly less than 50% of the total number of pigs processed by the Company each year. Although we generally expect adequate supply of live pigs in the U.K., there may be periods of imbalance in supply and demand.
Trademarks

We own registered trademarks which are used in connection with our activity in our business. The trademarks are important to the overall marketing and branding of our products. All major trademarks in our business are registered. In part, our success can be attributed to the existence and continued protection of these trademarks. As long as the Company continues to use its trademarks, they are renewed indefinitely. Some of the more significant owned or licensed trademarks used by the Company or its affiliates are Pilgrim’s®, Just BARE®, Gold’n Pump®, Gold Kist®, County Pride Chicken®, Pierce Chicken®, Pilgrim’s® Mexico, County Post®, Savoro, To-Ricos, Del Dia®, Moy Park, and O’Kane.
Seasonality
The demand for our chicken products generally is greatest during the spring and summer months and lowest during the winter months. The demand for our pork products generally is higher during the summer and peaks during the winter primarily due to the holiday season.
Key Customers
Our two largest customers accounted for approximately 12.9% and 12.4% of our net sales in 2019 and 2018, respectively. No single customer accounted for ten percent or more of our net sales in either 2019 or 2018.
Competition
The chicken and pork industry in the U.S., the U.K., continental Europe and Mexico is highly competitive. The competitive factors in our business include price, product quality, product development, brand identification, breadth of product line and customer service. We believe that being a vertically integrated chicken company and having a fully integrated supply chain in the pork business provides us with long-term cost and quality advantages over non-vertically integrated and other processors. We utilize numerous advertising and marketing techniques to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products. We believe our efforts to achieve and maintain brand awareness and loyalty help to achieve greater price premiums than would otherwise be the case in certain markets and support and expand our product distribution. We actively seek to identify and address consumer preferences by using sophisticated qualitative and quantitative consumer research techniques in key geographic markets to discover and validate new product ideas, packaging designs and methods. Although poultry and pork are relatively inexpensive in comparison with other meats, we compete indirectly with the producers of other meats and fish, since changes in the relative prices of these foods may alter consumer buying patterns.
Regulation and Environmental Matters
The poultry and pork industries are subject to government regulation, particularly in the health, workplace safety and environmental areas, including provisions relating to the discharge of materials into the environment, treatment and disposal of agricultural and food processing wastes, the use and maintenance of refrigeration systems, ammonia-based chillers, noise, odor and dust management, the operation of mechanized processing equipment and other operations, storm water, air emissions, treatment, storage and disposal of wastes, handling of hazardous substances and remediation of contaminated soil, surface water and groundwater, by the Centers for Disease Control, the United States Department of Agriculture (“USDA”), the Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration and state and local regulatory authorities in the U.S. and by similar governmental agencies in the U.K., continental Europe and Mexico. Our chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the U.S. Our food processing facilities and feed mills in the U.K., continental Europe and Mexico are subject to on-site examination, inspection and regulation by government agencies that perform functions similar to those performed by the USDA and FDA.
The EPA, environmental authorities in the U.K., continental Europe and Mexico, and/or other U.S. or Mexican state and local authorities may, from time to time, adopt revisions to environmental rules and regulations, and/or changes in the terms and conditions of our environmental permits, with which we must comply. Compliance with existing or new environmental requirements, including more stringent limitations imposed or expected in recently-renewed or soon-to be renewed environmental permits, may require capital expenditures and operating expenses which may be significant.
In the U.K., all Moy Park poultry farms which exceed a threshold size of 40,000 birds placed are required to carry out activities in compliance with their environmental permits and they must use Best Available Techniques in order to achieve a high level of environmental protection. Tulip’s sites are independently audited and certified by the British Retail Consortium standard. Many of Tulip’s sites are certified by additional and traceability schemes including Royal Society for the Prevention of Cruelty to Animals Assured, Soil Association, Organic Farmers and Growers and Assured Food Standards.

Employees
As of December 29, 2019, we employed approximately 31,900 persons in the U.S., approximately 11,000 persons in Mexico and approximately 15,600 persons in the U.K. and continental Europe.
Available Information
The Company’s Internet website is www.pilgrims.com. The Company makes available, free of charge, through its Internet website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, directors and officers Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at http://ir.pilgrims.com. Information contained on the Company’s website is not included as part of, or incorporated by reference into, this annual report.
Information about our Executive Officers

Name	Age	Background and Experience	Dates
Jayson J. Penn	51	President and Chief Executive Officer	March 2019 to Present
		Executive Vice President	January 2012 to March 2019
		Senior Vice President of Commercial Business	March 2011 to January 2012
Fabio Sandri	48	Chief Financial Officer	June 2011 to Present
Jayson J. Penn has served as our President and Chief Executive Officer since March 2019. Mr. Penn joined Pilgrim’s in March of 2011 as Senior Vice President of the Commercial Business Group, bringing to the Company more than 23 years of experience in the poultry industry, and later served as Executive Vice President and most recently, as President of Pilgrim’s USA. Mr. Penn began his career in his family’s poultry operations and has held management positions at several leading poultry companies. He has also served on the board of directors and the executive committee of the USA Poultry and Egg Export Council and currently serves on the board and executive committee of the National Chicken Council and the board of directors of The World Poultry Foundation. He is a graduate of Florida State University and the Advanced Management Program at the Harvard Business School.
Fabio Sandri has served as our Chief Financial Officer since June 2011. From April 2010 to June 2011, Mr. Sandri served as the Chief Financial Officer of Estacio Participações, the private post-secondary educational institution in Brazil. From November 2008 until April 2010, he was the Chief Financial Officer of Imbra SA, a provider of dental services based in Sao Paolo, Brazil. Commencing in 2005 through October 2008, he was employed by Braskem S.A., a New York Stock Exchange-listed petrochemical company headquartered in Camaçari, Brazil, first from 2005 to 2007 as its strategy director, then from 2007 until his departure as its corporate controller. He earned his Masters in Business Administration in 2001 from the Wharton School at the University of Pennsylvania and a degree in electrical engineering in 1993 from Escola Politécnica da Universidade de São Paulo.
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
Industry cyclicality can affect our earnings, especially due to fluctuations in commodity prices of feed ingredients, chicken and pork.
Profitability in the chicken and pork industries is materially affected by the commodity prices of feed ingredients and the market prices of chicken and pork, which are determined by supply and demand factors. As a result, the chicken and pork industries are subject to cyclical earnings fluctuations.
The price of feed ingredients is positively or negatively affected primarily by the global level of supply inventories and demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens and pigs or deliver products. We have recently benefited from low market prices for feed ingredients, but market prices for feed ingredients remain volatile. Consequently, there can be no assurance that the price of grains will not rise as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.
Volatility in feed ingredient prices has had, and may continue to have, a materially adverse effect on our operating results, which has resulted in, and may continue to result in, additional noncash expenses due to impairment of the carrying amounts of certain of our assets. We periodically seek, to the extent available, to enter into advance purchase commitments or financial derivative contracts for the purchase of feed ingredients in an effort to manage our feed ingredient costs. The use of these instruments may not be successful. In addition, we have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase exposures as cash flow hedges. Therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. Unexpected changes in the fair value of these instruments could adversely affect the results of our operations. Although we attempt to mitigate the impact of feed price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed-price contracts, these changes will not eliminate the impact of changes in feed ingredient prices on our profitability and would prevent us from profiting on such contracts during times of declining market prices for chicken and/or pork.
Outbreaks of livestock diseases in general and poultry and pig diseases in particular, including avian influenza and African swine fever, can significantly and adversely affect our ability to conduct our operations and the demand for our products.
We take precautions designed to ensure that our flocks and herds are healthy and that our processing plants and other facilities operate in a sanitary and environmentally-sound manner. However, events beyond our control, such as the outbreaks of disease, either in our own flocks and herds or elsewhere, could significantly affect the demand for our products or our ability to conduct our operations. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, fresh pork or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks or herds. This could also result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects.
There have been recent outbreaks of both high- and low-pathogenic strains of avian influenza in the U.S., and in Mexico outbreaks of both high and low-pathogenic strains of avian influenza are a fairly common occurrence. Historically, the outbreaks of low pathogenic strains of avian influenza have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with highly pathogenic strains such as HPAI H5 and H7N3 or highly infectious strains such as H7N9. Even if no further highly pathogenic or highly contagious strains of avian influenza are confirmed in the U.S., the U.K. or Mexico, there can be no assurance that outbreaks of these strains in other countries will not materially adversely affect international demand for poultry produced in our operating countries, and, if any of these strains were to spread to the U.S., the U.K. or Mexico, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.
The outbreak of African swine fever in China and its spread across the world has had a significant effect on both the global supply of pork and on pork prices. Given its island status, the U.K. has an element of built-in biosecurity, but there are risks, mainly as a result of human movement of infected meat from the European Union. The National Pig Association and the British Meat Processors Association are pressing the U.K. government to increase the level of communication to travelers of the risks. The Company’s own pig production is geographically dispersed. In the event of an outbreak of African Swine Fever in the U.K., we believe the Company’s risks are limited to infection. However, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.
If our products become contaminated, we may be subject to product liability claims and product recalls. Such product liability claims or product recalls can adversely affect our business reputation, expose us to increased scrutiny by federal and state regulators and may not be fully covered by insurance.
Poultry and pork products may be subject to contamination by disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella, generic E.coli, Yersinia enterocolitica and Staphylococcus aureus. These pathogens are generally found in the environment, and, as a result, there is a risk that, as a result of food processing, they could be present in our processed poultry products. These pathogens can also be introduced as a result of improper handling at the further processing, foodservice or consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling once the product has been shipped. Illness and death may result if the pathogens are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on our business, reputation and prospects. The packaging, marketing and distribution of food products entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death.
We could be required to recall certain products in the event of contamination or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third party tampers with our products. We cannot assure you that we will not be required to perform product recalls, or that product liability claims will not be asserted against us, in the future. Any claims that may be made may create adverse publicity that would have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations. If our products become contaminated, spoiled, are tampered with or are mislabeled, we may be subject to product liability claims and product recalls. A widespread product recall could result in significant losses due to the cost of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. Such a product recall also could result in adverse publicity, damage to our reputation and a loss of consumer confidence in our products, which could have a material adverse effect on our business results.
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
Our foreign operations and commerce in international markets pose special risks to our business and operations.
We have significant operations and assets located in Mexico, the U.K. and continental Europe and may participate in or acquire operations and assets in other foreign countries in the future. Foreign operations are subject to a number of special risks such as currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and changes in laws and policies, including tax laws and laws governing foreign-owned operations. Currency exchange rate fluctuations have adversely affected us in the past. Exchange rate fluctuations or one or more other risks may have a material adverse effect on our business or operations in the future. Our operations in Mexico, the U.K. and continental Europe are conducted through subsidiaries organized under non-U.S. laws. Claims of creditors of our subsidiaries, including trade creditors, will generally have priority as to the assets of our subsidiaries over our claims. Additionally, the ability of these subsidiaries to make payments and distributions to us can be limited by terms of subsidiary financing arrangements and will be subject to, among other things, the laws applicable to these subsidiaries. In the past, these laws have not had a material adverse effect on the ability of these subsidiaries to make these payments and distributions. However, laws such as these may have a material adverse effect on the ability of these subsidiaries to make these payments and distributions in the future.

To conduct our operations, we regularly move data across national borders (including data related to business, financial, marketing and regulatory matters) and must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, in 2018, the European Union (the “EU”) recently commenced enforcement of the General Data Protection Regulation (the “GDPR”). The GDPR imposes significant additional compliance obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. The GDPR grants enforcement powers to certain EU regulators including extra-territorial powers in some cases. These enforcement powers enable regulators to conduct investigations and dawn raids, to issue penalties up to the greater of €20 million or 4% of worldwide turnover for the most serious violations, and to require changes to the way that organizations (including the Company) use personal data. Due to the geographic scope of our operations, the GDPR may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to minimize the risk of non-compliance with applicable privacy laws and regulations. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks including proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
Historically, we have targeted international markets to generate additional demand for our products. In particular, given the general preference for white chicken meat by U.S. and U.K. consumers, we have targeted international markets for the sale of dark chicken meat and parts, such as chicken paws, which are generally not consumed in the U.S. or U.K. We have also targeted international markets for excess primary pork cuts and parts, such as hog heads and trotters, which are generally not consumed in the U.K. As part of this initiative, we have created a significant international distribution network into several markets in Mexico, the Middle East and Asia. Our success in these markets may be, and our success in recent periods has been, adversely affected by disruptions in export markets. A significant risk is disruption due to import restrictions and tariffs, other trade protection measures, and import or export licensing requirements regarding food products imposed by foreign countries. Significant political or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the presidential administration in the United States, are difficult to predict and may have a material adverse effect on us. For example, in the United States, the presidential administration has imposed tariffs on imports from China, Mexico, Canada and other countries, and has expressed support for greater restrictions on free trade and increase tariffs on goods imported into the United States. In addition, disruptions may be caused by outbreaks of diseases, either in our flocks and herds or elsewhere in the world, and resulting changes in consumer preferences. One or more of these or other disruptions in the international markets and distribution channels could adversely affect our business.
Competition in the chicken and pork industries with other vertically integrated chicken or pork companies may make us unable to compete successfully in this industry, which could adversely affect our business.
Both the chicken and pork industries are highly competitive. In the U.S., Mexico, the U.K. and continental Europe, we primarily compete with other vertically integrated chicken and pork companies. In general, the competitive factors in these industries include price, product quality, product development, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, competition is based on product quality, brand awareness, customer service and price. Further, there is some competition with non-vertically integrated further processors in the prepared chicken business. In the Mexico retail and foodservice markets, where product differentiation has traditionally been limited, product quality and price have been the most critical competitive factors. In the U.K. and continental Europe retail and food service markets, key competitive factors include price, delivering consistent levels of the highest quality, service level and delivering strong innovation. The fresh U.K. and continental Europe market is almost exclusively retailer private label. The U.K. fresh market is almost exclusively sourced from within the U.K., making vertical integration a prerequisite for operating in that market. The U.K. prepared foods market is less exclusively sourced from within the U.K. so vertical integration is less of a consideration and competition is opened up to other processors, some of whom produce or source from abroad. Our success depends in part on our ability to manage costs and be efficient in the highly competitive poultry and pork industries.
Media campaigns related to food production and regulatory and customer focus on environmental, social and governance responsibility could expose us to additional costs or risks.
Individuals or organizations can use social media platforms to publicize inappropriate or inaccurate stories or perceptions about the food production industry or our company. Such practices could cause damage to the reputations of our company and/or the food production industry in general. This damage could adversely affect our financial results. In addition, regulators, stockholders, customers and other interested parties have focused increasingly on the environmental, social and governance practices of companies. This has led to an increase in regulations and may continue to cause us to be subject to additional regulations in the future. Our customers or other interested parties may also require us to implement certain environmental, social or governance procedures or standards before doing or continuing to do business with us. This increased attention on environmental, social and governance practices could cause us to incur additional compliance costs, divert management attention from operating our business, impair our access to capital among certain investors and subject us to litigation risk for disclosures we make and practices we adopt regarding these issues. This in turn could have a material adverse effect on our business, financial condition and results of operations.
We are increasingly dependent on information technology, and our business and reputation could suffer if we are unable to protect our information technology systems against, or effectively respond to, cyber-attacks, other cyber incidents or security breaches or if our information technology systems are otherwise disrupted.
The proper functioning of our information systems is critical to the successful operation of our business. We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. Although our information systems are protected with robust backup systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to cyber-attacks, natural disasters, power losses, unauthorized access, telecommunication failures, and other problems. In addition, certain software used by us is licensed from, and certain services related to our information systems are provided by, third parties who could choose to discontinue their relationship with us. If critical information systems fail or these systems or related software or services are otherwise unavailable, our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of Company and customer data could be adversely affected. Cyber-attacks and other cyber incidents are occurring more frequently and are constantly evolving in nature and sophistication. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our information technology systems or networks. However, none of these actual or attempted cyber-attacks has had a material effect on our operations or financial condition. Our failure to maintain our cyber-security measures and keep abreast of new and evolving threats may make our systems vulnerable. The potential consequences of a material cyber-security incident include reputational damage, litigation with third parties, regulatory actions, disruption of plant operations, and increased cyber-security protection and remediation costs. There can be no assurance that we will be able to prevent all of the rapidly evolving forms of increasingly sophisticated and frequent cyber-attacks. Moreover, our efforts to address network security vulnerabilities may not be successful, resulting potentially in the theft, loss, destruction or corruption of information we store electronically, as well as unexpected interruptions, delays or cessation of service, any of which would cause harm to our business operations. The vulnerability of our systems and our failure to identify or respond timely to cyber incidents could have an adverse effect on our operations and reputation and expose us to liability or regulatory enforcement actions.
Our operations are subject to general risks of litigation.
We are involved on an ongoing basis in litigation relating to alleged antitrust violations or arising in the ordinary course of business or otherwise. For example, between September 2, 2016 and October 13, 2016, a series of purported class action lawsuits were brought against Pilgrim’s and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. For additional information, see “Item 3. Legal Proceedings.” Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty, and adverse litigation trends and outcomes could result in material damages, which could adversely affect our financial condition and results of operations.
Regulation, present and future, is a constant factor affecting our business.
Our operations will continue to be subject to or otherwise affected by federal, state and local governmental legislation and regulation, including in the health, safety and environmental areas. Changes in laws or regulations or the application thereof regarding areas such as wage and hour and environmental compliance may lead to government enforcement actions and resulting litigation by private litigants. In addition, unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may also materially affect our business or operations in the future.
Immigration
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
Environmental, Health and Safety
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
Additionally, we have from time to time had incidents at our plants involving worker health and safety. These have included ammonia releases due to mechanical failures in chiller systems and worker injuries and fatalities involving processing equipment and vehicle accidents. We have taken preventive measures in response; however, we can make no assurance that similar incidents will not arise in the future. New environmental, health and safety requirements, stricter interpretations of existing requirements, or obligations related to the investigation or clean-up of contaminated sites, may materially affect our business or operations in the future.
Anti-Corruption
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
Although the code of ethics and standards of conduct adopted by JBS S.A. in late 2015 requires our employees to comply with the FCPA, the UK Bribery Act and other applicable anti-corruption laws, we are still implementing measures to enhance our compliance programs, including to prevent and detect bribery and corruption. We operate in some countries, such as Mexico, which are viewed as high risk for corruption. Despite our ongoing efforts to ensure compliance with the FCPA, the UK Bribery Act and similar laws, there can be no assurance that our directors, officers, employees, agents, third-party intermediaries and the companies to which we outsource certain of our business operations, have previously complied or will comply with those laws and our anti-corruption policies or that our compliance program will be sufficient to prevent or detect bribery, and we may be ultimately held responsible for any such non-compliance. If we or our directors or officers violate anti-corruption laws or other laws governing the conduct of business with government entities (including local laws), we or our directors or officers may be subject to criminal and civil penalties or other remedial measures, which could harm our reputation and have a material adverse impact on our business, financial condition, results of operations and prospects. Any actual or alleged violations of such laws could also harm our reputation or have an adverse impact on our business, financial condition, results of operations and prospects.
We may not be able to successfully integrate the operations of companies we acquire or benefit from growth opportunities.
We continue to pursue selective acquisitions of complementary businesses, such as Tulip, which we acquired in 2019. Inherent in any future acquisitions are certain risks such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following such acquisitions. Additional debt or equity capital may be required to complete future acquisitions, and there can be no assurance that we will be able to raise the required capital. These opportunities may expose us to successor liability relating to actions involving any acquired entities, their respective management or contingent liabilities incurred prior to our involvement and will expose us to liabilities associated with ongoing operations, in particular to the extent we are unable to adequately and safely manage such acquired operations. A material liability associated with these types of opportunities, or our failure to successfully integrate any acquired entities into our business, could adversely affect our reputation and have a material adverse effect on us.

We may not be able to successfully integrate any growth opportunities we may undertake in the future or successfully implement appropriate operational, financial and administrative systems and controls to achieve the benefits that we expect to result therefrom. These risks include: (1) failure of the acquired entities to achieve expected results; (2) possible inability to retain or hire key personnel of the acquired entities; and (3) possible inability to achieve expected synergies and/or economies of scale. In addition, the process of integrating businesses could cause interruption of, or loss of momentum in, the activities of our existing business. The diversion of our management’s attention, the lack of experience in operating in the geographical market of the acquired business and any delays or difficulties encountered in connection with the integration of these businesses could adversely affect our business, results of operations and prospects.
The consolidation of customers and/or the loss of one or more of our largest customers could adversely affect our business.
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
Our two largest customers accounted for approximately 12.9% of our net sales in 2019. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.
Our performance depends on favorable labor relations with our employees and our compliance with labor laws. Any deterioration of those relations or increase in labor costs due to our compliance with labor laws could adversely affect our business.
As of December 29, 2019, we employed approximately 31,900 persons in the U.S., approximately 11,000 persons in Mexico and approximately 15,600 persons in the U.K. and Europe. Approximately 35.8% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2020 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of agreements, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
Loss of essential employees or material increase in employee turnover could have a significant negative impact on our business.
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
We also rely on an adequate supply of skilled employees at our processing and food facilities. Trained and experienced personnel in our industry are in high demand, and we have experienced high turnover and difficulty retaining employees with appropriate training and skills. We cannot predict whether we will be able to attract, motivate and maintain an adequate skilled workforce necessary to operate our existing and future facilities efficiently, or that labor expenses will not increase as a result of a shortage in the supply of skilled personnel, thereby adversely impacting our financial performance. While our industry generally operates with high employee turnover, any material increases in employee turnover rates or any widespread employee dissatisfaction could also have a material adverse effect on our business, financial condition and results of operations.
We depend on contract growers and independent producers to supply us with livestock.
We contract primarily with independent contract growers to raise the live chickens and pigs processed in our operations. If we do not attract and maintain contracts with growers or maintain marketing and purchasing relationships with independent producers, our production operations could be negatively affected.
Changes in consumer preference could negatively impact our business.
The food industry in general is subject to changing consumer trends, demands and preferences. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products, and could have an adverse effect on our financial results. For example, consumer concerns related to human health, climate change, resource conservation and animal welfare of animal-based protein sources have driven consumer interest in plant-based protein sources. Because we primarily produce chicken and pork products, we may be limited in our ability to respond to changes in consumer preferences towards other animal-based proteins or away from animal-based proteins entirely.
Our future financial and operating flexibility may be adversely affected by significant leverage.
On a consolidated basis, as of December 29, 2019, we had approximately $478.1 million in secured indebtedness, $1.8 billion of unsecured indebtedness and had the ability to borrow approximately $929.9 million under our credit agreements. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness. The degree to which we are leveraged could have important consequences because (1) it could affect our ability to satisfy our obligations under our credit agreements, (2) a substantial portion of our cash flow from operations is required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes, (3) our ability to obtain additional financing and to fund working capital, capital expenditures and other general corporate requirements in the future may be impaired; (4) we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage, (5) our flexibility in planning for, or reacting to, changes in our business may be limited, (6) it may limit our ability to pursue acquisitions and sell assets and (7) it may make us more vulnerable in the event of a continued or new downturn in our business or the economy in general.
Our ability to make payments on and to refinance our debt, including our credit facilities, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to various business factors (including, among others, the commodity prices of feed ingredients, chicken and pork) and general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
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
The interest rates of our credit facilities are priced using a spread over LIBOR.
The London Interbank Offered Rate (“LIBOR”), is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in our term loans such that the interest due to our creditors pursuant to a term loan extended to us is calculated using LIBOR. Some of our term loan agreements and revolving credit facilities contain a stated minimum value for LIBOR, and as of December 31, 2019, the Company had $450.0 million in outstanding indebtedness tied to LIBOR.
In 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. At this time, due to a lack of consensus existing as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. However, if LIBOR ceases to exist, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Additionally, these changes may have an adverse impact on the value of or interest earned on any LIBOR-based marketable securities, loans and derivatives that are included in our financial assets and liabilities.
Impairment in the carrying value of goodwill could negatively affect our operating results.
We have a significant amount of goodwill on our Consolidated Balance Sheets. Under the accounting principles generally accepted in the U.S. (“U.S. GAAP”), goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our goodwill include changes in the industry in which we operate, particularly the impact of a downturn in the global economy or the economies of geographic regions or countries in which we operate, as well as competition, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability.
Extreme weather, natural disasters or other events beyond our control could negatively impact our business.
Bioterrorism, fire, pandemic, extreme weather or natural disasters, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of our flocks, production or availability of feed ingredients, or interfere with our operations due to power outages, fuel shortages, damage to our production and processing facilities or disruption of transportation channels, among other things. Any of these factors could have an adverse effect on our financial results. Moreover, climate change, including the impact of global warming, has resulted in risks that include changes in weather conditions, extreme weather events and adverse impacts on agricultural production, as well as potential regulatory compliance risks, all of which could have a material adverse effect on our results of operations, financial condition and liquidity.
Our operations may be adversely impacted by the U.K.’s recent exit from the European Union.
The U.K.’s June 2016 referendum, in which voters approved an exit from the European Union (commonly referred to as “Brexit”), and subsequent negotiations related to Brexit have caused and may continue to cause volatility in the global stock markets, currency exchange rate fluctuations and global economic uncertainty, which could adversely affect our ability to transact business in the U.K. and in countries in the EU. On January 31, 2020 , the U.K. formally ceased to be part of the EU. Although the U.K. has passed legislation regarding the immediate impact of the U.K.’s withdrawal from the EU, it is still unclear what terms, if any, may be agreed within the U.K. and between the U.K. and other countries on many aspects of fiscal policy, cross-border trade and international relations, both in the final outcome and for any transitional period. Because this is an unprecedented event, it is also unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect our customers and our operations in the U.K. and Europe. If the U.K. were to significantly alter its regulations affecting the food industry, we could face significant new costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Additionally, results of operations for our U.K. and Europe reportable segment may be adversely affected if the U.K. is unable to secure replacement trade agreements and arrangements on terms as favorable as those currently enjoyed by the U.K. Any of the effects of Brexit could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. In addition, the U.K.’s withdrawal from the European Union will result in changes to the interactions that the Company has with regulators, as the U.K.’s domestic regulators will no longer participate in the EU’s regulatory enforcement structure. This may affect relationships that the Company has developed with its regulators to date.
JBS USA beneficially owns a majority of our common stock and has the ability to control the vote on most matters brought before the holders of our common stock.
JBS USA beneficially owns a majority of the shares and voting power of our common stock and is entitled to appoint a majority of the members of our Board of Directors. As a result, subject to restrictions on its voting power and actions in a stockholders agreement between JBS USA and us and our organization documents, JBS USA has and will have the ability to control our management, policies and financing decisions, elect a majority of the members of our Board of Directors at the annual meeting and control the vote on most matters coming before the holders of our common stock. Under the stockholders agreement between JBS USA and us, JBS USA has the ability to elect up to six members of our Board of Directors and the other holders of our common stock have the ability to elect up to three members of our Board of Directors. If the percentage of our outstanding common stock owned by JBS USA exceeds 80%, then JBS USA will have the ability to elect one additional member of our Board of Directors while the other holders of our common stock will have the ability to elect one less member of our Board of Directors.
JBS USA may have interests that are different from other shareholders and may vote in a way that may be adverse to our other shareholders’ interests. JBS USA’s concentration of ownership could also have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our shareholders from realizing a premium over the market price for their common stock.
J&F has entered into a Leniency Agreement with Brazilian authorities whereby it assumed the obligation to establish independent investigations in Brazil in connection with admissions of illicit conduct to Brazilian governmental authorities, and the outcome of these investigations, as well as related investigations by Brazilian and U.S. governmental authorities, could have a material adverse effect on us.
On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and together with the companies controlled by J&F, the “J&F Group”), a company organized in Brazil and an indirect controlling stockholder of the Company, including a former senior executive and former board members of the Company, entered into cooperation agreements (acordos de colaboração)

(collectively, the “Cooperation Agreements”) with the Office of the Prosecutor General (Procuradoria-Geral da República), or PGR, in connection with certain illicit conduct by J&F and such individuals acting in their capacity as J&F executives. The details of such illicit conduct are set forth in separate annexes to the Cooperation Agreements, and include admissions of improper payments to politicians and political parties in Brazil during a ten-year period in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.
On June 5, 2017, J&F, for itself and as the controlling shareholder of the J&F Group companies, entered into a leniency agreement (the “Leniency Agreement”) with the Federal Prosecution Service (Ministério Público Federal), or MPF, whereby J&F assumed responsibility for the conduct that was described in the annexes to the Cooperation Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of 10.3 billion Brazilian reais (R$), adjusted for inflation, over a 25-year period. J&F has made five R$50.0 million payments, representing R$250.0 million of the total fine, which payments have been accepted by the MPF. Various proceedings by Brazilian governmental authorities remain pending against J&F and certain of its former or current officers seeking to invalidate the Cooperation Agreements and impose more severe penalties for additional alleged illicit conduct that was not disclosed in the annexes to the Cooperation Agreements.
On December 11, 2017, the PGR requested to the STF the termination of the Cooperation Agreements executed by Joesley Mendonça Batista and a former executive of J&F alleging, among others, that they received improper support by a member of the PGR on the negotiation of their Cooperation Agreements. On May 17, 2018, the PGR requested to the Federal Supreme Court (Supremo Tribunal Federal), or STF, the termination of the Cooperation Agreements executed by Wesley Mendonça Batista and another J&F executive on the same grounds. Within such proceedings, on December 17, 2018, the STF issued a ruling that there is no necessary link between the termination of the Cooperation Agreements, on the one hand, and the Leniency Agreement on the other hand and that the termination of the Cooperation Agreements would not automatically invalidate the Leniency Agreement. However, a final decision by the STF on the termination of the Cooperation Agreements may change such ruling and directly impact the Leniency Agreement. On April 30, 2019, in connection with an administrative proceeding relating to the Leniency Agreement, the MPF argued that if the STF terminated the Cooperation Agreements, such termination could have repercussions with respect to the Leniency Agreement. According to the MPF, such repercussions could include termination of the Leniency Agreement and the inclusion of additional fines or other obligations that would be payable by J&F.
We cannot assure you that the Leniency Agreement will not be impacted by the termination of any of the Cooperation Agreements or that the MPF will not continue to argue to the STF that the termination of the Cooperation Agreements by the STF should affect the Leniency Agreement. If the Leniency Agreement is terminated or nullified, the facts included therein could be exposed to potential proceedings and sanctions by Brazilian governmental authorities, which could have a material adverse effect on our business, reputation and financial condition.
In accordance with the terms of the Leniency Agreement, J&F is conducting internal investigations and has engaged outside advisors to assist in conducting these investigations, which are ongoing, and with which we are fully cooperating. In addition, JBS S.A., JBS USA and the Company have (i) conducted an independent investigation in connection with matters disclosed in the Leniency Agreement and the Cooperation Agreements; and (ii) communicated with relevant U.S. authorities, including the Department of Justice and the Securities and Exchange Commission, regarding the factual findings of these investigations. Additionally, JBS S.A. and the Company have taken, and are continuing to take, measures to enhance their compliance programs, including to prevent and detect bribery and corruption.
We cannot predict when these investigations will be completed or the results of such investigations, including whether any litigation will be brought against us or the outcome or impact of any resulting litigation, nor can we predict any potential actions that may be taken by such relevant U.S. authorities, which could include substantial fines and penalties, violations that impact our disclosure, and which could also result in litigations by shareholders against us.
In addition, we cannot guarantee that the investigations will not uncover other instances of prior illicit conduct by any of the parties to the Leniency Agreement or any of the Cooperation Agreements, or by other parties affiliated with us (including, without limitation, any of our shareholders, directors, officers, employees, agents or third parties acting in our name) which are not party to the Leniency Agreement or the Cooperation Agreements. It is possible that other facts not covered by the Leniency Agreement or the Cooperation Agreements will be discovered in the future. If that occurs, Brazilian authorities may bring proceedings and impose sanctions, fines or other penalties in relation to any such additional uncovered facts and may seek to use such discoveries to invalidate or terminate the Leniency Agreement or the Cooperation Agreements.
Separately, Joesley Mendonça Batista and Wesley Mendonça Batista (who equally and indirectly own 100% of the equity interests in J&F), JBS S.A. and other defendants are party to administrative proceedings and/or sanctioning administrative proceedings initiated by the CVM. The matters under investigation with respect to Joesley Mendonça Batista and Wesley Mendonça Batista include possible violations of Brazilian laws regarding the following: insider trading in regulated market transactions, management due diligence obligations in connection with internal controls, misuse of JBS S.A.’s assets and conflicts of interest in approving management accounts. On September 25, 2018, the Board of Commissioners of the CVM rejected the settlement proposal submitted jointly by Joesley Mendonça Batista and Wesley Mendonça Batista, JBS S.A. and the other defendants to end the administrative proceedings related to insider trading in regulated market transactions and management due diligence obligations in connection with internal controls. On December 3, 2019, the Board of Commissioners of the CVM rejected their settlement proposal to close the sanctioning administrative proceeding regarding the misuse of JBS S.A.’s assets. These proceedings in Brazil are ongoing and their results cannot be predicted.
Any further adverse developments in these, or other, matters involving Joesley Mendonça Batista and Wesley Mendonça Batista or other parties affiliated with us (including, without limitation, any of our shareholders, directors, officers, employees, agents or third parties acting in our name), could subject us to potential fines or penalties set forth under applicable law, materially adversely affect our public perception or reputation and could have a material adverse effect on us, including: (1) threatening our ability to obtain new financing, which could impair our ability to operate our business; and (2) shifting management’s focus to these matters, which could harm our ability to meet our strategic objectives. Additionally, while we have taken, and are continuing to take, measures to enhance our compliance programs, which are intended to assist us in detecting and prevent bribery and corruption, there can be no assurance that these efforts will enable us to detect or prevent all such activities.
We will monitor the results of the investigations and J&F will continue to engage in dialogue with the relevant U.S. authorities. Any proceedings that require us to make substantial payments, affect our reputation or otherwise interfere with our business operations could have a material adverse effect on our business, financial condition and operating results.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Operating Facilities
Our main operating facilities are as follows:

	Number of Facilities(a)
	Owned	Leased	Total	Capacity(b)	Unit of Measure	Average Capacity Utilization
Chicken Operations:
Fresh processing facilities	35	1	36	8.7 million	Birds per day	84.4%
Prepared foods facilities	14	2	16	511,703	Tons per year	71.8%
Hatcheries	47	2	49	3.3 billion	Eggs per year	64.0%
Other operation facilities(c)	49	3	52	17.3 million	Tons per year	65.7%
Grain elevator	1	—	1	8.6 million	Bushels per year	30.3%
Pork Operations:
Fresh processing facilities	3	—	3	9,800	Pigs per day	83.8%
Prepared foods facilities	11	—	11	73,539	Tons per year	75.1%
Distribution centers and other facilities	11	18	29	N/A		N/A

(a)
Substantially all of our U.S. property, plant and equipment is used as collateral for our secured U.S. credit facility. See Part II, Item 8, Notes to Consolidated Financial Statements, “Note 12. Long-Term Debt and other Borrowing Arrangements.”

(b)	Capacity and utilization numbers do not include idled facilities.

(c)	Other operation facilities includes feed mills, protein conversion and rendering facilities, pet food facilities, and one freezer in the U.S.

Item 3. Legal Proceedings
Tax Claims and Proceedings
During 2014 and 2015 the Mexican Tax Authorities opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“APPM”) in regards to tax years 2009 and 2010, respectively.  In both instances, the Mexican Tax Authorities claim that controlled company status did not exist for certain subsidiaries because APPM did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Commercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R. L. de C.V. (in 2010).  As a result, APPM should have considered dividends paid out of these subsidiaries partially taxable since a portion of the dividend amount was not paid from the net tax profit account (CUFIN).  APPM is currently appealing. Amounts under appeal are $24.3 million and $16.1 million for tax years 2009 and 2010, respectively. No loss has been recorded for these amounts at this time.
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and October 22, 2019, 32 individual direct action complaints (Affiliated Foods, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00700; U.S. Foods Inc. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00702; Action Meat Distributors, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Jetro Holdings, LLC v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al., v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ's Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer); Shamrock Foods Company, et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 1:18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00354, Hooters of America, LLC v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00390, Darden Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00530; Associated Grocers, Inc., et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-00638; Checkers Drive-In Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-01283; Conagra Brands, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02190, Giant Eagle, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-02758; Save Mart Supermarkets v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02805; Walmart Inc., et al. v. Pilgrim’s Pride Corporation, et al., Case No. 1:19-cv-03915 (transferred from the U.S. District Court for the Western District of Arkansas on June 11, 2019, following Plaintiffs’ unopposed motion to transfer); Services Group of America, Inc. v. Tyson Food, Inc., et al., Case No. 1:19-cv-04194; Restaurants of America, Inc., et al. v. Tyson Foods, Inc., et al., No. 19-cv-04824; Anaheim Wings, d/b/a Hooters of Anaheim, et al. v. Tyson Foods, Inc., et al., No. 19-cv-05229; Amigos Meat Distributors, LP, et al. v. Tyson Foods, Inc., et al., No. 19-cv-05424; PJ Food Service, Inc. v. Tyson Foods, Inc., et al., No. 19-cv-6141; The Golub Corporation, et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 19-cv-06955; and Commonwealth of Puerto Rico v. Koch Foods, Inc., et al., Case No. 3:19-cv-01605 (transferred from the U.S. District Court for the District of Puerto Rico)) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated. On June 21, 2019, the DOJ filed a motion to intervene and stay discovery in the In re Broiler Chicken Antitrust Litigation for a period of six months. Following a hearing on June 27, 2019, on June 28, 2019, the Court granted the government’s motion to intervene, ordering a limited stay first until September 27, 2019, and then, following a subsequent request for an extension by the DOJ, to June 27, 2020. On July 1, 2019, the DOJ issued a subpoena to PPC in connection with its investigation. PPC is currently in the process of complying with the subpoena. On December 18, 2019, the Court reset the date for the lifting of the stay to March 31, 2020. On January 29, 2020, the Court issued a scheduling order through trial, which contemplates class certification briefing and related expert reports proceeding from June 18, 2020 to November 25, 2020, the close of all merits fact discovery on December 18, 2020, and summary judgment briefing and related expert reports proceeding from January 15, 2021 to August 10, 2021. The Court has set a trial date of April 4, 2022.

On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (2) its conduct constituted a violation of federal antitrust laws, (3) PPC’s revenues during the class period were the result of illegal conduct and (4) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive and seeks compensatory damages. On April 4, 2017, the Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. As of the date of these financial statements, the plaintiff has not yet filed a Second Amended Complaint.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Court initially held oral argument on January 19, 2018, during which it considered and granted only certain other defendants’ motions challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma court occurred on April 20, 2018. In addition, on March 12, 2018, the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) enjoined the plaintiffs from litigating the Grower Litigation complaint as pled against PPC because allegations in the consolidated complaint violate the confirmation order relating to PPC’s bankruptcy proceedings in 2008 and 2009. Specifically, the 2009 bankruptcy confirmation order bars any claims against PPC based on conduct occurring before December 28, 2009. On March 13, 2018, PPC notified the trial court of the Bankruptcy Court’s injunction. On January 6, 2020, the Court held a motion hearing and denied the pending Rule 12 motion and lifted the stay on discovery. The Court also set a briefing schedule for the plaintiffs to file a motion seeking leave to amend their complaint in light of the Bankruptcy Court’s injunction. Plaintiffs’ Motion for Leave to Amend is due on January 27, 2020, and Defendants’ response is due on February 18, 2020. A status conference is set for April 6, 2020.
On March 9, 2017, a stockholder derivative action styled as DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of PPC’s directors and its Chief Financial Officer, Fabio Sandri, in the District Court for the County of Weld in Colorado. The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. On April 17, 2017, a related stockholder derivative action styled Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of PPC’s directors and its Chief Financial Officer in the District Court for the County of Weld in Colorado. The Brima complaint contains largely the same allegations as the DiSalvio complaint. On May 4, 2017, the plaintiffs in both the DiSalvio and Brima actions moved to (1) consolidate the two stockholder derivative cases, (2) stay the consolidated action until the resolution of the motion to dismiss in the Hogan putative securities class action, and (3) appoint co-lead counsel. The Court granted the motion on May 8, 2017, staying the proceedings pending resolution of the motion to dismiss in the Hogan action.
On January 24, 2018 a stockholder derivative action styled as Sciabacucchi v. JBS S.A. et al. was brought against all of PPC’s directors, JBS S.A., JBS USA Holdings and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of PPC’s acquisition of Moy Park. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. Both complaints sought compensatory damages. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. Also by stipulation, various defendants have been voluntarily dismissed from the case without prejudice. The remaining defendants are JBS S.A., JBS USA Holding, and directors Lovette, Nogueira de Souza, Tomazoni, and Molina. PPC also remains in the case as a nominal defendant. On March 15, 2019, the Chancery Court denied the non-PPC defendants’ motion to dismiss. As a result, the case proceeded to discovery, and trial was scheduled to commence in November 2020. On October 3, 2019, the parties entered into a stipulation agreeing to settle the dispute for (1) a cash payment to PPC by the non-PPC defendants of $42.5 million less any fees and expenses awarded to the plaintiffs’ counsel, as well as any applicable taxes, and (2) corporate governance changes to be implemented by PPC. No portion of the settlement amount will be paid by PPC to the non-PPC defendants. The settlement was approved by the Court of Chancery on January 28, 2020.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland against PPC and a number of other chicken producers, as well as WMS (Webber, Meng, Sahl and Company) and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. The four cases are Jien v. Perdue Farms, Inc., Case No. 19-cv-2521; Earnest v. Perdue Farms, Inc. et al., Case No. 19-cv-02680; Robinson v. Tyson Foods, Inc. et al., Case No. 19-cv-02960; and Avila v. Perdue Farms, Inc., et al., Case No. 19-cv-03018 (together, the “Wages Litigation”). On November 12, 2019, the Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs informed the defendants and the Court they would be amending their complaint, which they did on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint extended to include more class members and turkey processors as well as chicken. The defendants’ motions to dismiss the consolidated amended complaint are due on March 2, 2020, with oppositions due on April 24, 2020 and replies on May 21, 2020.
PPC believes it has strong defenses in each of the above litigations and intends to contest them vigorously. PPC cannot predict the outcome of these actions nor when they will be resolved. If the plaintiffs were to prevail in any of these litigations, PPC could be liable for damages, which could be material and could adversely affect its financial condition or results of operations.
Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “PPC.”
Holders
The Company estimates that there were approximately 49,500 holders (including individual participants in security position listings) of the Company’s common stock as of February 20, 2020.
Dividends
The Company has no current intention to pay any dividends to its stockholders. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations and other factors deemed relevant by our Board of Directors in its discretion.
Both the U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. In addition, the terms of the Moy Park Multicurrency Revolving Facility Agreement restrict Moy Park’s ability and the ability of certain of Moy Park’s subsidiaries to, among other things, make payments and distributions to us, which could in turn impair our ability to pay dividends to our stockholders. See "Note 12. Long-Term Debt and Other Borrowing Arrangements” of our Consolidated and Combined Financial Statements included in this annual report for additional information.
Issuer Purchases of Equity Securities
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. For the fifty-two weeks ended December 29, 2019, the Company had repurchased 115,994 shares under this program for an aggregate cost of $2.9 million and an average price of $24.98 per share. Set forth below is information regarding our stock repurchases for the thirteen weeks ended December 29, 2019.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
September 30, 2019 through October 27, 2019	—	$—	—	$196,865,927
October 28, 2019 through December 1, 2019	—	—	—	196,865,927
December 2, 2019 through December 29, 2019	—	—	—	196,865,927
Total	—	$—	—	$196,865,927

(a)
Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization, the parameters of which are described above. The plan was announced on October 31, 2018.

Performance Graph
The graph below shows a comparison from December 28, 2014 through December 29, 2019 of the cumulative 5-year total stockholder return of holders of the Company’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of three companies: Hormel Foods Corp, Sanderson Farms Inc. and Tyson Foods Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 28, 2014 and tracks it through December 29, 2019.

The graph covers the period from December 28, 2014 to December 29, 2019, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Pilgrim's Pride Corporation, the Russell 2000 Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/28/14
6/30/15
12/27/15
6/30/16
12/25/16
6/30/17
12/31/17
6/30/18
12/30/18
6/30/19
12/29/19
Pilgrim's Pride Corporation
Russell 2000
Peer Group

*$100 invested on 12/28/14 in stock or 12/31/14 in index, including reinvestment of dividends.
Index calculated on month-end basis.

Copyright© 2020 Russell Investment Group. All rights reserved.

	12/28/14	06/30/15	12/27/15	06/30/16	12/25/16	06/30/17	12/31/17	06/30/18	12/30/18	06/30/19	12/29/19
PPC	$100.00	$81.29	$79.59	$100.19	$74.79	$86.19	$122.13	$79.15	$61.30	$99.83	$129.64
Russell 2000	100.00	104.75	95.59	97.70	115.95	121.74	132.94	143.12	118.30	138.39	148.49
Peer Group	100.00	105.68	141.65	150.43	144.99	145.79	173.90	160.56	153.47	186.68	213.77

Item 6. Selected Financial Data

(In thousands, except ratios and per share data)	2019(f)	2018(f)	2017(f)	2016	2015
Operating Results Data:
Net sales	$11,409,219	$10,937,784	$10,767,863	$9,878,564	$8,752,672
Gross profit(a)	1,070,394	843,476	1,471,614	1,103,983	1,298,724
Operating income(a)	690,568	495,686	1,072,322	792,082	1,061,132
Interest expense, net(b)	118,353	149,001	99,453	73,335	42,721
Gain on bargain purchase	(56,880)	—	—	—	—
Loss on early extinguishment of debt	—	16,758	166	—	1,470
Income before income taxes(a)	617,545	332,227	982,066	724,036	1,001,324
Income tax expense(c)	161,009	85,423	263,899	243,919	338,352
Net income(a)	456,536	246,804	718,167	480,117	662,972
Net income (loss) attributable to noncontrolling interest	612	(1,141)	102	(803)	48
Net income attributable to Pilgrim’s Pride Corporation(a)	455,924	247,945	694,579	440,532	645,914
Per Common Diluted Share Data:
Net income attributable to Pilgrim’s Pride Corporation	$1.83	$1.00	$2.79	$1.73	$2.50
Adjusted net income attributable to Pilgrim’s Pride Corporation(d)	1.85	1.28	2.89	1.75	2.60
Book value	10.11	8.06	7.45	8.21	10.28
Balance Sheet Summary:
Working capital	$950,081	$938,434	$1,063,765	$624,728	$1,090,129
Total assets	7,102,364	5,931,202	6,248,652	5,021,942	5,668,292
Notes payable and current maturities of long-term debt	26,392	30,405	47,775	15,712	28,108
Long-term debt, less current maturities	2,276,029	2,295,190	2,635,617	1,396,124	1,436,852
Total stockholders’ equity	2,536,060	2,019,585	1,855,661	2,086,132	2,659,875
Cash Flow Summary:
Cash flows from operating activities	$666,521	$491,650	$801,321	$795,362	$1,020,380
Depreciation and amortization	287,230	274,088	271,824	226,384	169,734
Impairment of property, plant and equipment	—	3,504	5,156	790	4,813
Acquisitions of property, plant and equipment	(348,120)	(348,666)	(339,872)	(340,960)	(190,262)
Purchase of acquired business, net of cash acquired	(384,694)	—	(658,520)	—	(373,532)
Payment of cash dividends	—	—	—	(714,785)	(1,498,470)
Cash flows from financing activities	(34,526)	(384,246)	466,395	(828,219)	(585,005)
Other Data:
EBITDA(e)	$1,023,128	$755,316	$1,353,343	$1,023,755	$1,213,779
Adjusted EBITDA(e)	973,771	798,187	1,388,029	1,029,682	1,245,633
Key Indicators (as a percent of net sales):
Gross profit(a)	9.4%	7.7%	13.7%	11.2%	14.8%
Selling, general and administrative expenses	3.3%	3.1%	3.6%	3.1%	2.6%
Operating income(a)	6.1%	4.5%	10.0%	8.0%	12.1%
Interest expense, net	1.0%	1.4%	0.9%	0.7%	0.5%
Net income(a)	4.0%	2.3%	6.5%	4.5%	7.4%

(a)	Operating income and net income include the following restructuring charges for each of the years presented:

(b)	Interest expense, net, consists of interest expense less interest income.

(c)	Income tax expense in 2019, 2018, 2017, 2016 and 2015 resulted primarily from expense recorded on our year-to-date income.

(d)
Adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share is presented because it is used by us, and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We also believe that this non-U.S. GAAP financial measure, in combination with the our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of such charges on net income attributable to Pilgrim’s Pride Corporation per common diluted share. Adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share is not a measurement of financial performance under U.S. GAAP, has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under U.S. GAAP. It does not reflect the impact of earnings or charges resulting from matters we consider to not be indicative of our ongoing operations.

A reconciliation of net income attributable to Pilgrim’s Pride Corporation per common diluted share to adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share is as follows:

	2019	2018	2017	2016	2015
	(In thousands except per share data)
Net income attributable to Pilgrim’s Pride Corporation	$455,924	$247,945	$694,579	$440,532	$645,914
Adjustments, net of tax:
Loss on early extinguishment of debt	—	12,449	122	—	957
Restructuring activities and transaction costs related to acquisitions	900	3,778	21,478	699	3,746
Other nonrecurring losses	—	14,475	5,896	—	—
Foreign currency transaction losses (gains)	5,112	12,748	(1,944)	2,652	17,022
Gain on bargain purchase	(56,880)
	405,056	291,395	720,131	443,883	667,639
U.S. Tax Cuts & Jobs Act transition tax	—	26,400	—	—	—
Adjusted net income attributable to Pilgrim’s Pride Corporation	405,056	317,795	720,131	443,883	667,639
Weighted average diluted shares of common stock outstanding	249,709	249,149	248,971	254,126	258,676
Adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share	$1.62	$1.28	$2.89	$1.75	$2.58

(e)	Refer below for the calculation of earnings before interest, tax, depreciation and amortization (“EBITDA”) and Adjusted EBITDA

(f)	Includes the material impact of new business acquisitions as follows:

•	Fiscal 2019 includes approximately two and one-half months of operating results from the acquisition of Tulip, acquired for cash of $391.5 million on October 15, 2019.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is as follows:

	2019	2018	2017	2016	2015
	(In thousands)
Net income	$456,536	$246,804	$718,167	$480,117	$662,972
Add:
Interest expense, net(a)	118,353	149,001	99,453	73,335	42,721
Income tax expense	161,009	85,423	263,899	243,919	338,352
Depreciation and amortization	287,230	274,088	271,824	226,384	169,734
EBITDA(e)(f)	1,023,128	755,316	1,353,343	1,023,755	1,213,779
Add:
Foreign currency transaction loss (gain)(b)	6,917	17,160	(2,659)	4,055	26,148
Restructuring activities loss (gain)(c)	(84)	4,765	9,775	1,069	5,754
Transaction costs related to acquisitions	1,302	320	19,606	—	—
Other nonrecurring losses(d)	—	19,485	8,066	—	—
Minus:
Gain on bargain purchase	(56,880)	—	—	—	—
Net income (loss) attributable to noncontrolling interest	612	(1,141)	102	(803)	48
Adjusted EBITDA(e)(f)	$973,771	$798,187	$1,388,029	$1,029,682	$1,245,633

(a)	Interest expense, net, consists of interest expense less interest income.

(b)
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

(c)	Restructuring charges includes tangible asset impairment, severance and change-in-control compensation costs, and losses incurred on both the sale of unneeded broiler eggs and flock depletion.

(d)	Other nonrecurring losses include expenses incurred for Hurricane Maria in Puerto Rico, Hurricane Michael in Florida and certain Moy Park severance charges.

(e)
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses (gains) in the period from 2015 through 2019, (2) restructuring activities in the period from 2015 through 2019, (3) transaction costs from business acquisitions in the period from 2015 through 2019, (4) gain on bargain purchase in the period from 2015 through 2019, (5) net income (loss) attributable to noncontrolling interests in the period from 2015 through 2019 and (6) other nonrecurring losses in the period from 2015 through 2019. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:

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

(f)
In addition, other companies in our industry may calculate these measures differently than we do, limiting their usefulness as a comparative measure. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. You should compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA and Adjusted EBITDA only on a supplemental basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Overview
As a vertically integrated company, we’re able to better manage food quality and safety, allowing us to seek opportunities to diversify and grow our business, while meeting the needs of consumers, customers and team members. This gives us the opportunity to continue to create growth and development opportunities, further increasing our position as a leading domestic and global protein company. With the acquisition of Tulip and Moy Park in 2019 and 2017, respectively, we solidified ourselves as a leading European food company while diversifying our product mix with introduction into the pork market. With the acquisition GNP in 2017, we further solidified ourselves as a leading poultry company within the U.S. See “Note 2. Business Acquisitions” of our Consolidated and Combined Financial Statements included in this annual report for additional information relating to these acquisitions.
We reported net income attributable to Pilgrim’s Pride Corporation of $455.9 million, or $1.83 per diluted common share, and profit before tax totaling $617.5 million, for 2019. These operating results included gross profit of $1.1 billion and generated $666.5 million of cash from operations. We generated operating margins of 6.1% with operating margins of 6.4%, 3.3% and 8.9% in our U.S., U.K. and Europe, and Mexico reportable segments, respectively. During 2019, we generated EBITDA and Adjusted EBITDA of $1.0 billion and $973.8 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included in “Item 6. Selected Financial Data” in this annual report.
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year applies to our fiscal year and not the calendar year. Fiscal 2019 and 2018 were 52-week accounting cycles and fiscal 2017 was a 53-week accounting cycle.
Raw Materials
Our U.S. and Mexico reportable segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe reportable segment uses wheat, soybean meal and barley as the main ingredients for feed production.
Market prices for animal-based protein products are currently at levels sufficient to offset the costs of feed ingredients. However, there can be no assurance that animal-based protein prices will not decrease due to such factors as competition from plant-based proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy, animal-based diseases and unemployment.
Tulip Acquisition
On October 15, 2019, we acquired 100% of the equity of Tulip Limited and its subsidiaries from Danish Crown AmbA for £310.0 million, or $391.5 million, subject to customary working capital adjustments. The acquisition was funded with cash on hand. Tulip Limited, a leading, integrated prepared pork supplier, is headquartered in Warwick, U.K., operates 14 fresh and value-added facilities in that country and employs approximately 5,400 people as of December 29, 2019. The acquisition solidifies us as a leading European food company, creating one of the largest integrated prepared foods businesses in the U.K. The Tulip operations are included in our U.K. and Europe reportable segment. See “Note 2. Business Acquisitions” of our Consolidated and Combined Financial Statements included in this annual report for additional information relating to this acquisition.
Potential Impact of Tariffs
We continue to monitor recent trade and tariff activity and its potential impact to exports and inputs costs across our reportable segments. Currently, we are experiencing impacts to domestic and export prices of chicken resulting from uncertainty in trade policies and increased tariffs. We are unable to give any assurance as to the scope, duration, or impact of any changes in trade policies or tariffs, how successful any mitigation efforts will be, or the extent to which mitigation will be necessary, and accordingly, changes in trade policies and increased tariffs could have a material adverse effect on our business and results of operations.
Reportable Segments
We operate in three reportable segments: the U.S., the U.K. and Europe, and Mexico. We measure segment profit as operating income. Corporate expenses are allocated to Mexico and U.K. and Europe reportable segments based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For additional information, see “Note 22. Reportable Segments” of our Consolidated and Combined Financial Statements included in this annual report.

Results of Operations
2019 Compared to 2018
Net sales. Net sales for 2019 increased $471.4 million, or 4.3%, from $10.9 billion generated in 2018 to $11.4 billion generated in 2019. The following table provides additional information regarding net sales:

		Change from 2018
Sources of net sales	2019	Amount	Percent
	(In thousands, except percent data)
U.S.	$7,636,716	$211,055	2.8%
U.K. and Europe	2,383,793	235,127	10.9%
Mexico	1,388,710	25,253	1.9%
Total net sales	$11,409,219	$471,435	4.3%
U.S. Reportable Segment. U.S. net sales generated in 2019 increased $211.1 million, or 2.8%, from U.S. net sales generated in 2018 primarily because of an increase in sales volume and an increase in net sales per pound. The increase in sales volume contributed $139.6 million, or 1.8 percentage points, to the increase in net sales. The increase in net sales per pound contributed $71.5 million, or 1.0 percentage points, to the increase in net sales.
U.K. and Europe Reportable Segment. U.K. and Europe sales generated in 2019 increased $235.1 million, or 10.9%, from U.K. and Europe sales generated in 2018, primarily because of the recently acquired Tulip operations, partially offset by a decrease in net sales by our existing U.K. and Europe operations. The impact of the acquired business contributed $306.7 million, or 14.2 percentage points, to the increase in net sales. The decrease in our existing U.K. and Europe operations was mainly due to the unfavorable impact of foreign currency translation of $94.4 million, or 4.4 percentage points. The unfavorable impact of foreign currency translation was partially offset by an increase in sales volume and net sales per pound of $15.3 million, or 0.7 percentage points, and $7.6 million, or 0.4 percentage points, respectively.
Mexico Reportable Segment. Mexico sales generated in 2019 increased $25.3 million, or 1.9%, from Mexico sales generated in 2018 primarily because of an increase in net sales per pound, partially offset by a decrease in sales volume and the unfavorable impact of foreign currency remeasurement. The increase in net sales per pound contributed $59.2 million, or 4.4 percentage points, to the increase in Mexico net sales. The decrease in sales volume and unfavorable impact of foreign currency remeasurement partially offset the increase in net sales per pound by $32.1 million, or 2.4 percentage points, and $1.8 million, or 0.1 percentage points, respectively.
Gross profit. Gross profit increased by $226.9 million, or 26.9%, from $843.5 million generated in 2018 to $1.1 billion generated in 2019. The following tables provide gross profit information:

		Change from 2018		Percent of Net Sales
Components of gross profit	2019	Amount	Percent	2019	2018
	(In thousands, except percent data)
Net sales	$11,409,219	$471,435	4.3%	100.0%	100.0%
Cost of sales	10,338,825	244,517	2.4%	90.6%	92.3%
Gross profit	$1,070,394	$226,918	26.9%	9.4%	7.7%

Sources of gross profit	2019	Change from 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.	$733,479	$217,597	42.2%
U.K. and Europe	171,751	923	0.5%
Mexico	165,068	8,434	5.4%
Elimination	96	(36)	(27.3)%
Total gross profit	$1,070,394	$226,918	26.9%

Sources of cost of sales	2019	Change from 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.	$6,903,237	$(6,542)	(0.1)%
U.K. and Europe	2,212,042	234,204	11.8%
Mexico	1,223,642	16,819	1.4%
Elimination(a)	(96)	36	(27.3)%
Total cost of sales	$10,338,825	$244,517	2.4%

(a)
Our Consolidated and Combined Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

U.S. Reportable Segment. Cost of sales incurred by our U.S. operations in 2019 decreased $6.5 million, or 0.1%, from cost of sales incurred by our U.S. operations in 2018. Cost of sales primarily decreased because of reduced cost per pound sold, partially offset by increased poultry sales volume. The decrease in cost per pound sold contributed $92.6 million to the decrease in cost of sales. This decrease is partially offset by an increase in poultry sales volume of $86.0 million. Included in the decrease in cost per pound sold and increased sales volume was an $81.2 million increase in hourly labor due to an increase in required labor for reduced use of third-party poultry processors and a $15.1 million increase in contracted processing labor. Partially offsetting these increases in cost of sales was a $16.0 million decrease in freight cost due to decreased contract rates, $14.9 million in costs in 2018 relating to Hurricane Michael and Hurricane Maria, a $14.8 million decrease in commodity and currency derivative losses, an $11.3 million decrease in feed costs, a $9.2 million decrease in cost relating to third-party poultry processors and a $5.7 million decrease in property taxes. Other factors affecting U.S. cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by the U.K. and Europe operations during 2019 increased $234.2 million, or 11.8%, from cost of sales incurred by the U.K. and Europe operations during 2018 primarily because of costs incurred by the acquired Tulip operations, partially offset by decreases in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales incurred by the acquired Tulip operations contributed $297.5 million to the increase in cost of sales. Cost of sales related to the existing U.K. and Europe operations decreased due to the favorable impact of foreign currency translation of $87.1 million, partially offset by an increase in poultry sales volume of $14.1 million and an increase in cost per pound sold of $9.6 million. Included in the increase in sales volume and cost per pound was a $22.8 million increase in payroll cost due to national minimum wage increases, a $7.8 million increase in maintenance costs due to additional equipment and production lines and a $4.4 million increase in utilities as a result of increased rates. Partially offsetting these increases in cost of sales was a $12.7 million decrease in live costs mainly due to increased efficiencies. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by the Mexico operations during 2019 increased $16.8 million, or 1.4%, from cost of sales incurred by the Mexico operations during 2018 primarily because of increased cost per pound sold. The increase in cost per pound sold was partially offset by a decrease in sales volume and the favorable impact of foreign currency remeasurement. The increase in cost per pound sold contributed $46.8 million to the increase in cost of sales. Partially offsetting this increase in cost of sales was the decrease in sales volume of $28.4 million and favorable impact of foreign currency remeasurement of $1.6 million. Included in the increase in cost per pound sold and sales volume decrease was a $16.1 million increase in grower pay due to increased live operations and a $5.7 million increase in freight costs. Partially offsetting these increases in cost of sales was a $6.6 million increase in gains on sale of assets during 2019. Other factors affecting cost of sales were individually immaterial.
Operating income. Operating income increased $194.9 million, or 39.3%, from $495.7 million generated for 2018 to $690.6 million generated for 2019. The following tables provide operating income information:

		Change from 2018		Percent of Net Sales
Components of operating income	2019	Amount	Percent	2019	2018
	(In thousands, except percent data)
Gross profit	$1,070,394	$226,918	26.9%	9.4%	7.7%
SG&A expenses	379,910	36,885	10.8%	3.3%	3.1%
Administrative restructuring activities	(84)	(4,849)	(101.8)%	—%	—%
Operating income	$690,568	$194,882	39.3%	6.1%	4.5%

		Change from 2018
Sources of operating income	2019	Amount	Percent
	(In thousands, except percent data)
U.S.	$487,275	$195,894	67.2%
U.K. and Europe	79,182	(5,342)	(6.3)%
Mexico	124,015	4,366	3.6%
Elimination	96	(36)	(27.3)%
Total operating income	$690,568	$194,882	39.3%

Sources of SG&A expenses	2019	Change from 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.	$246,288	$23,927	10.8%
U.K. and Europe	92,569	8,890	10.6%
Mexico	41,053	4,068	11.0%
Total SG&A expense	$379,910	$36,885	10.8%

Sources of administrative restructuring activities	2019	Change from 2018
		Amount	Percent
	(In thousands, except percent data)
U.S.	$(84)	$(2,224)	(103.9)%
U.K. and Europe	—	(2,625)	(100.0)%
Total administrative restructuring activities	$(84)	$(4,849)	(101.8)%
U.S. Reportable Segment. Selling, general and administrative (“SG&A”) expense incurred by the U.S. operations during 2019 increased $23.9 million, or 10.8%, from SG&A expense incurred by the U.S. operations during 2018 primarily because of a $17.7 million increase in incentive compensation expenses and a $7.0 million increase in legal fees due to increased litigation. Other factors affecting SG&A expense were individually immaterial.
Administrative restructuring activities incurred by the U.S. operations during 2019 decreased $2.2 million, or 103.9%, from administrative restructuring activities incurred during 2018. Administrative restructuring activities incurred by the U.S. reportable segment during 2019 included $84,000 of sublease income related to the termination of 40 North Foods operations. Administrative restructuring activities incurred by the U.S. reportable segment during 2018 included severance costs totaling $1.0 million related to GNP, facility closure costs totaling $0.5 million related to the Luverne, Minnesota facility and severance, asset impairment and lease obligations costs totaling $0.7 million that resulted from the termination of the 40 North Foods operation.
U.K. and Europe Reportable Segment. SG&A expense incurred by the U.K. and Europe operations during 2019 increased $8.9 million, or 10.6%, from SG&A expense incurred by the U.K. and Europe operations during 2018 primarily because of expenses incurred by the acquired Tulip operations, partially offset by a decrease in SG&A expense incurred from our existing U.K. and Europe operations. SG&A expense incurred by the acquired Tulip operations contributed $13.1 million to the increase in SG&A expense. The decrease in SG&A expense in our existing U.K. and Europe was mainly due to favorable impact of foreign currency translation of $3.3 million. Other factors affecting SG&A expense were individually immaterial.
Administrative restructuring activities incurred by the U.K. and Europe operations during 2019 decreased $2.6 million, or 100.0%, from administrative restructuring activities incurred during 2018. During 2018, administrative restructuring activities represented impairment costs of $2.6 million related to Rose Energy Ltd.
Mexico Reportable Segment. SG&A expense incurred by the Mexico operations during 2019 increased $4.1 million, or 11.0%, from SG&A expense incurred by the Mexico operations during 2018 primarily because of a $2.3 million increase in payroll mainly due to increased rates and a $1.1 million increase marketing expenses due to increased brand development. Other factors affecting SG&A expense were individually immaterial.
Interest expense. Consolidated and combined interest expense decreased 18.5% to $132.6 million in 2019 from $162.8 million in 2018, primarily because of a decrease in average borrowings to $2.3 billion in 2019 from $2.5 billion in 2018. As a percent of net sales, interest expense in 2019 and 2018 was 1.2% and 1.5%, respectively.

Income taxes. Our consolidated and combined income tax expense in 2019 was $161.0 million, compared to income tax expense of $85.4 million in 2018. The increase in income tax expense in 2019 resulted from an increase in pre-tax income during 2019.
2018 Compared to 2017
Net sales. Net sales for 2018 increased $169.9 million, or 1.6%, from 2017. The following table provides additional information regarding net sales:

		Change from 2017
Sources of net sales	2018	Amount	Percent
	(In thousands, except percent data)
U.S.	$7,425,661	$(17,561)	(0.2)%
U.K. and Europe	2,148,666	152,347	7.6%
Mexico	1,363,457	35,135	2.6%
Total net sales	$10,937,784	$169,921	1.6%
U.S. Reportable Segment. U.S. net sales generated in 2018 decreased $17.6 million, or 0.2%, from U.S. net sales generated in 2017 primarily because of a decrease in net sales per pound partially offset by an increase in sales volume. The decrease in net sales per pound, which resulted primarily from lower market prices, contributed $120.5 million, or 1.6 percentage points, to the decrease in net sales. This decrease in net sales per pound was partially offset by increased sales volume of $102.9 million, or 1.4 percentage points. Included in U.S. sales generated during 2018 and 2017 were sales to JBS USA Food Company totaling $13.8 million and $15.3 million, respectively.
U.K. and Europe Reportable Segment. U.K. and Europe sales generated in 2018 increased $152.3 million, or 7.6%, from U.K. and Europe sales generated in 2017, primarily because of the positive impact of foreign currency translation, an increase in net sales per pound and an increase in sales volume. The positive impact of foreign currency translation contributed $74.4 million, or 3.7 percentage points to the increase in U.K. and Europe net sales. The increase in net sales per pound contributed $53.5 million, or 2.7 percentage points, to the increase in U.K. and Europe net sales. The increase in sales volume contributed $24.5 million, or 1.2 percentage points, to the increase in U.K. and Europe net sales.
Mexico Reportable Segment. Mexico sales generated in 2018 increased $35.1 million, or 2.6%, from Mexico sales generated in 2017 primarily because of an increase in net sales per pound and an increase in sales volume, partially offset by the impact of foreign currency translation. The increase in net sales per pound contributed $46.1 million, or 3.5 percentage points, to the increase in Mexico net sales. The increase in sales volume contributed $10.0 million, or 0.8 percentage points, to the increase in Mexico net sales. The impact of foreign currency translation partially offset the overall net sales increase by $21.0 million, or 1.6 percentage points.
Gross profit. Gross profit decreased by $628.1 million, or 42.7%, from $1.5 billion generated in 2017 to $843.5 million generated in 2018. The following tables provide gross profit information:

		Change from 2017		Percent of Net Sales
Components of gross profit	2018	Amount	Percent	2018	2017
	(In thousands, except percent data)
Net sales	$10,937,784	$169,921	1.6%	100.0%	100.0%
Cost of sales	10,094,308	798,059	8.6%	92.3%	86.3%
Gross profit	$843,476	$(628,138)	(42.7)%	7.7%	13.7%

Sources of gross profit	2018	Change from 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.	$515,882	$(578,929)	(52.9)%
U.K. and Europe	170,828	(17,352)	(9.2)%
Mexico	156,634	(31,894)	(16.9)%
Elimination	132	37	38.9%
Total gross profit	$843,476	$(628,138)	(42.7)%

Sources of cost of sales	2018	Change from 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.	$6,909,779	$561,368	8.8%
U.K. and Europe	1,977,838	169,699	9.4%
Mexico	1,206,823	67,029	5.9%
Elimination(a)	(132)	(37)	38.9%
Total cost of sales	$10,094,308	$798,059	8.6%

(a)
Our Consolidated and Combined Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

U.S. Reportable Segment. Cost of sales incurred by our U.S. operations in 2018 increased $561.4 million, or 8.8%, from cost of sales incurred by our U.S. operations in 2017. Cost of sales primarily increased because of increased cost per pound sold, increased poultry sales volume, increased freight and storage costs, and increased grower costs. Increased cost per pound contributed $353.0 million mainly due to increased feed costs of $143.2 million and increased poultry sales volume contributed $78.2 million to the increase in cost of sales. The increased freight and storage costs contributed $77.2 million mainly due to driver shortages and the impact of new federal regulations. The increased grower costs contributed $51.8 million to the increase in cost of sales, mainly due to increased grower pay rates, feed delivery costs and utility costs. Other factors affecting U.S. cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by the U.K. and Europe operations during 2018 increased $169.7 million, or 9.4%, from cost of sales incurred by the U.K. and Europe operations during 2017 primarily because of increased sales volume and a $74.3 million increase in feed ingredient and raw material costs. U.K. and Europe cost of sales also increased because of a $68.0 million increase in payroll costs resulting from an increase in minimum wage and a $25.1 million increase in freight and storage costs. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by the Mexico operations during 2018 increased $67.0 million, or 5.9%, from cost of sales incurred by the Mexico operations during 2017 primarily because of increased sales volume and increased cost per pound with a $34.7 million increase in feed costs. Mexico cost of sales also increased because of a $14.1 million increase in grower costs, a $10.4 million increase in freight costs, a $4.0 million increase in natural gas costs, a $4.0 million increase in transportation costs and a $2.0 million increase in employee relations costs. Other factors affecting cost of sales were individually immaterial.
Operating income. Operating income decreased $576.6 million, or 53.8%, from $1.1 billion generated for 2017 to $495.7 million generated for 2018. The following tables provide operating income information:

		Change from 2017		Percent of Net Sales
Components of operating income	2018	Amount	Percent	2018	2017
	(In thousands, except percent data)
Gross profit	$843,476	$(628,138)	(42.7)%	7.7%	13.7%
SG&A expenses	343,025	(46,492)	(11.9)%	3.1%	3.6%
Administrative restructuring activities	4,765	(5,010)	(51.3)%	—%	10.0%
Operating income	$495,686	$(576,636)	(53.8)%	4.5%	10.0%

		Change from 2017
Sources of operating income	2018	Amount	Percent
	(In thousands, except percent data)
U.S.	$291,381	$(550,111)	(65.4)%
U.K. and Europe	84,524	7,419	9.6%
Mexico	119,649	(33,982)	(22.1)%
Elimination(a)	132	38	40.4%
Total operating income	$495,686	$(576,636)	(53.8)%

(a)
Our Consolidated and Combined Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

Sources of SG&A expenses	2018	Change from 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.	$222,361	$(22,700)	(9.3)%
U.K. and Europe	83,679	(25,880)	(23.6)%
Mexico	36,985	2,088	6.0%
Total SG&A expense	$343,025	$(46,492)	(11.9)%

Sources of administrative restructuring activities	2018	Change from 2017
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,140	$(6,119)	(74.1)%
U.K. and Europe	2,625	1,109	73.2%
Total administrative restructuring activities	$4,765	$(5,010)	(51.3)%
U.S. Reportable Segment. SG&A expense incurred by the U.S. operations during 2018 decreased $22.7 million, or 9.3%, from SG&A expense incurred by the U.S. operations during 2017 primarily because of an $18.4 million decrease in transaction costs associated with the Moy Park acquisition and a $17.9 million decrease in benefit expenses, partially offset by an increase in legal fees of $9.5 million related to pending litigation and a $7.2 million increase in payroll expenses. Other factors affecting SG&A expense were individually immaterial.
Administrative restructuring activities incurred by the U.S. operations during 2018 decreased $6.1 million, or 74.1%, from administrative restructuring activities incurred during 2017. Administrative restructuring activities incurred by the U.S. reportable segment during 2018 included severance costs totaling $1.0 million related to GNP, facility closure costs totaling $0.5 million related to the Luverne, Minnesota facility and severance, asset and impairment and lease obligations costs totaling $0.7 million that resulted from the termination of the 40 North Foods operation. Administrative restructuring activities incurred by the U.S. reportable segment during 2017 included asset impairment costs of $3.5 million related to the Athens, Alabama facility, severance costs of $2.6 million related to GNP, the elimination of prepaid costs totaling $0.7 million related to obsolete software assumed in the GNP acquisition, and facility closure costs totaling $0.9 million related to the Luverne, Minnesota facility.
U.K. and Europe Reportable Segment. SG&A expense incurred by the U.K. and Europe operations during 2018 decreased $25.9 million, or 23.6%, from SG&A expense incurred by the U.K. and Europe operations during 2017 primarily because of a $10.6 million decrease in payroll expenses, a $7.2 million decrease in storage expenses, a $4.0 million decrease in pallet expenses, a $3.8 million decrease in management fees charged for administrative functions shared with JBS S.A. and a $2.3 million decrease in vehicle expenses. These decreases to SG&A expense were partially offset by a $2.6 million increase in expenses related to severance. Other factors affecting SG&A expense were individually immaterial.
Administrative restructuring activities incurred by the U.K. and Europe operations during 2018 increased $1.1 million, or 73.2%, from administrative restructuring activities incurred during 2017. During 2018, administrative restructuring activities represented impairment costs of $2.6 million related to Rose Energy Ltd. During 2017, administrative restructuring activities represented impairment costs of $1.5 million related to a property in Dublin, Ireland.
Mexico Reportable Segment. SG&A expense incurred by the Mexico operations during 2018 increased $2.1 million, or 6.0%, from SG&A expense incurred by the Mexico operations during 2017 primarily because of a $1.8 million increase in employee relations expenses and a $1.4 million increase in media marketing expenses. These increases to SG&A expense were partially offset by a $1.1 million decrease in the loss from sale of assets. Other factors affecting SG&A expense were individually immaterial.
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
Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. The following table presents our available sources of liquidity as of December 29, 2019:

Sources of Liquidity(a)	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$280.6
Borrowing arrangements:
U.S. Credit Facility(a)	750.0	41.6	708.4
Mexico Credit Facility(b)	79.6	—	79.6
U.K. and Europe Credit Facilities(c)	141.9	—	141.9

(a)	Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at December 29, 2019 totaled $41.6 million.

(b)
As of December 29, 2019, the U.S. dollar-equivalent of the amount available under the Mexican Credit Facility was $79.6 million. The Mexican Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.

(c)
As of December 29, 2019, the U.S. dollar-equivalent of the amount available under the U.K. and Europe Credit Facilities were $141.9 million. The U.K. and Europe Credit Facilities provide for loan commitments of £100.0 million (or $130.8 million U.S. dollar-equivalent) under the Bank of Ireland Facility Agreement and €10.0 million (or $11.1 million U.S. dollar-equivalent) under the Invoice Discounting Facility.

Historical Flow of Funds
Calendar Year 2019
Cash provided by operating activities was $666.5 million during 2019. The cash flows provided by operating activities resulted primarily from net income of $456.5 million, net noncash expenses of $272.2 million, a change in accounts payable and accrued expenses of $119.9 million and a change of $5.8 million related to other operating assets and liabilities. These cash flows were partially offset by the use of cash of $111.7 million related to inventories, $26.4 million related to income taxes, use of cash of $25.0 million related to trade accounts and other receivables, the use of cash of $15.5 million related to prepaid expenses and other current assets and the use of cash of $9.2 million related to long-term pension and other postretirement obligations.
Accounts payable and accrued expenses, including accounts payable to related parties, had proceeds of $119.9 million related to operating activities during 2019. This change resulted primarily from the timing of payments.
The change in inventories represented a $111.7 million use of cash related to operating activities during 2019. The change in cash related to an increase in our finished products inventory.
Trade accounts and other receivables, including accounts receivable from related parties, used cash of $25.0 million related to operating activities during 2019. This change is primarily due to the timing of customer payments.
Prepaid expenses and other current assets had uses of cash of $15.5 million related to operating activities during 2019. This change resulted primarily from a net increase in both commodity derivatives and value-added tax receivables.
Income taxes, which includes income taxes receivables, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions and the tax components within accumulated other comprehensive loss, had uses of cash of $26.4 million. This change resulted primarily from the timing of estimated tax payments.

Net noncash expenses totaled $272.2 million in 2019, with net noncash expense items increasing primarily because of $287.2 million related to depreciation and amortization, $42.5 million related to deferred income tax expense, share-based compensation of $10.1 million and loan cost amortization of $4.8 million. Partially offsetting the net noncash expenses are a $56.9 million gain on bargain purchase related to the Tulip acquisition, $10.9 million gain on property disposals and foreign currency transaction gain related to borrowing arrangements of $5.0 million.
Cash used in investing activities was $717.1 million during 2019. Cash used to acquire Tulip totaled $384.7 million and cash used to acquire property, plant and equipment totaled $348.1 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs. Capital expenditures for 2019 could not exceed $500.0 million under the terms of our U.S. credit facility. Cash proceeds generated from property disposals for the period totaled $15.8 million.
Cash used in financing activities was $34.5 million during 2019. Cash used for payments on revolving lines of credit, long-term borrowings and capital lease obligations totaled $289.9 million, cash used to purchase common stock under the share repurchase program totaled $2.9 million, cash used to pay capitalized loan costs $0.7 million and cash used to make equity distributions under a tax sharing agreement with JBS USA Food Company Holdings totaled $0.5 million. These uses of cash were offset by cash proceeds from long-term debt that totaled $259.5 million.
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
Net noncash expenses totaled $348.1 million in 2018, increasing primarily because of $274.1 million related to depreciation and amortization, $32.5 million related to deferred income tax expense, noncash loss on early extinguishment of debt of $15.8 million, share-based compensation of $13.2 million, and foreign currency transaction loss related to borrowing arrangements of $5.3 million.
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
Long-Term Debt and Other Borrowing Arrangements
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and and other term loan agreements. For a description, refer to Part II, Item 8, Notes to Consolidated Financial Statements, “Note 12. Long-Term Debt and other Borrowing Arrangements.”
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility.
Capital Expenditures
We anticipate spending between $340 million and $360 million on the acquisition of property, plant and equipment in 2020. Capital expenditures will primarily be incurred to improve efficiencies and reduce costs. We expect to fund these capital expenditures with cash flow from operations and proceeds from the revolving lines of credit under our various debt facilities.
Contractual Obligations
In addition to our debt commitments at December 29, 2019, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 29, 2019, under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,325,949	$25,906	$50,043	$400,000	$1,850,000
Interest(c)	763,931	121,220	240,058	224,090	178,563
Finance leases	2,414	586	988	840	—
Operating leases	347,389	81,544	124,292	81,545	60,008
Derivative liabilities	10,830	10,830	—	—	—
Purchase obligations(d)	328,570	328,570	—	—	—
Total	$3,779,083	$568,656	$415,381	$706,475	$2,088,571

(a)
The total amount of unrecognized tax benefits at December 29, 2019 was $12.8 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

(b)	Long-term debt is presented at face value and excludes $41.6 million in letters of credit outstanding related to normal business transactions.

(c)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of December 29, 2019.

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
Recent Accounting Pronouncements
Refer to Part II, Item 8, Notes to Consolidated Financial Statements, “Note 1. Business and Summary of Significant Accounting Policies.”
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
We evaluate the transaction for distinct performance obligations, which are the sale of our products to customers. Since our products are commodity market-priced, the sales price is representative of the observable, standalone selling price. Each performance obligation is recognized based upon a pattern of recognition that reflects the transfer of control to the customer at a point in time, which is upon destination (customer location or port of destination) and depicts the transfer of control and recognition of revenue. There are instances of customer pick-up at our facilities, in which case control transfers to the customer at that point and we recognize revenue. Our performance obligations are typically fulfilled within days to weeks of the acceptance of the order.
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
Inventory. Live chicken inventories are stated at the lower of cost or net realizable value and breeder hen inventories at the lower of cost, less accumulated amortization, or net realizable value. The costs associated with breeder hen inventories are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (average) or net realizable value. Inventory typically transfers from one stage of production to another at a standard cost, where it accumulates additional cost directly incurred with the production of inventory, including overhead. The standard cost at which each type of inventory transfers is set by management to reflect the actual costs incurred in the prior steps. We monitor and adjust standard costs throughout the year to ensure that standard costs reasonably reflect the actual average cost of the inventory produced.
We allocate meat costs between our various finished chicken products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. Generally, we perform an evaluation of whether any lower of cost or market adjustments are required at the country level based on a number of factors, including: (1) pools of related inventory, (2) product continuation or discontinuation, (3) estimated market selling prices and (4) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.
We also record valuation adjustments, when necessary, for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products.
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

Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine if an indication of impairment exists for a reporting unit. If management determines there is an indication that the carrying amount of reporting unit goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of goodwill impairment in any of its reporting units as of December 29, 2019. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine if an indication of impairment exists. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, and quantitative analysis is performed. Management performed a qualitative analysis noting no indications of impairment for any of its indefinite-lived intangible assets as of December 29, 2019.
Identifiable intangible assets with definite lives, such as customer relationships, non-compete agreements and trade names that we expect to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from three to 20 years for trade names and non-compete agreements and 5 to 16 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the fifty-two weeks ended December 29, 2019 and fifty-two weeks ended December 31, 2018.
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
The risk inherent in our market risk-sensitive instruments and positions is primarily the potential loss arising from adverse changes in commodity prices, foreign currency exchange rates, interest rates and the credit quality of available-for-sale securities as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions our management may take to mitigate our exposure to such changes. Actual results may differ from those described below.
Commodity Prices
We purchase certain commodities, primarily corn, soybean meal and wheat, for use as ingredients in the feed we either sell commercially or consume in our live operations. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. In the past, we have from time to time attempted to minimize our exposure to the changing price and availability of such feed ingredients using various techniques, including, but not limited to, (1) executing purchase agreements with suppliers for future physical delivery of feed ingredients at established prices and (2) purchasing or selling derivative financial instruments such as futures and options.

For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of December 29, 2019 and December 30, 2018. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during 2019 and 2018, such a change would have resulted in a change to cost of sales of approximately $301.1 million and $304.0 million respectively, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredients inventories as of December 29, 2019 and December 30, 2018 would be $15.2 million and $11.6 million, respectively, excluding any potential impact on the production costs of our chicken inventories.
We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% increase in corn, soybean meal, and soybean oil prices on December 29, 2019 and December 30, 2018 would have resulted in an increase of approximately $1.6 million and $2.1 million, respectively, in the fair value of our net commodity derivative position, including margin cash, as of that date.
Interest Rates
Our variable-rate debt instruments represent approximately 20.4% and 21.3% of our total debt as of December 29, 2019 and December 30, 2018, respectively. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by less than $0.1 million in 2019 and 2018.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% decrease in interest rates would have decreased the fair value of our fixed-rate debt by approximately $10.4 million and $12.9 million as of December 29, 2019 and December 30, 2018, respectively.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of a devaluation of its currency. Foreign currency exchange gains, representing the change in the U.S. dollar value of the net monetary assets in 2019 and 2017 of our Mexican subsidiaries denominated in Mexican pesos, were $4.9 million and $2.7 million, respectively. Foreign currency exchange losses, representing the change in the U.S. dollar value of the net monetary assets in 2018 of our Mexican subsidiaries was $15.9 million. The average exchange rates for 2019, 2018, and 2017 were 19.25 Mexican pesos to 1 U.S. dollar, 19.22 Mexican pesos to 1 U.S. dollar, and 18.93 Mexican pesos to 1 U.S. dollar, respectively. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of December 29, 2019 and December 30, 2018. However, fluctuations greater than 10.0% could occur. Based on the net monetary asset position of our Mexico operations as of December 29, 2019 and December 30, 2018, such a change would have resulted in a decrease in foreign currency transaction gains recognized in 2019 and 2018 of approximately $0.1 million and $2.7 million, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
Additionally, we are exposed to foreign exchange-related variability of investments and earnings from our foreign investments in U.K. and Europe. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. As of December 29, 2019 and December 30, 2018, our U.K. and Europe reportable segment had net assets of approximately $1.1 billion and $1.5 billion, respectively, denominated in British pounds, after consideration of our derivative and nonderivative financial instruments. Based on our sensitivity analysis, a 10% adverse change in exchange rates would have caused a reduction of $114.8 million and $151.7 million to our net assets for December 29, 2019 and December 30, 2018, respectively.
As of December 29, 2019 and December 30, 2018, we had foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $30.4 million and $35.0 million, respectively, to hedge a portion of our investments in U.K. and Europe. On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound by 10% would have resulted in a $3.8 million and $2.6 million negative change in our cash flow on settlement for December 29, 2019 and December 30, 2018, respectively. A weakening of the U.S. dollar against the euro by 10% would result in a $0.7 million and $0.9 million negative change in our cash flows on settlement for December 29, 2019 and December 30, 2018, respectively. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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
Impact of Inflation
Due to low to moderate inflation in the U.S., the U.K., continental Europe and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Pilgrim’s Pride Corporation:

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation and subsidiaries (the Company) as of December 29, 2019 and December 30, 2018, the related consolidated and combined statements of income, comprehensive income, stockholders’ equity, and cash flows for the fifty-two weeks ended December 29, 2019, the fifty-two weeks ended December 30, 2018, and the fifty-three weeks ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for the fifty-two weeks ended December 29, 2019, the fifty-two weeks ended December 30, 2018, and the fifty-three weeks ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle

ASU 2014-09

As discussed in Note 1 to the consolidated and combined financial statements, the Company has changed its method of accounting for revenue as of January 1, 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers.

ASU 2016-02

As discussed in Note 1 to the consolidated and combined financial statements, the Company has changed its method of accounting for leases as of December 31, 2018 due to the adoption of ASU 2016-02, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated and combined financial statements that was communicated or required to be communicated to the audit committee and that: (1)

relates to accounts or disclosures that are material to the consolidated and combined financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of cost of inventory

As discussed in Note 1 to the consolidated and combined financial statements, the majority of the Company’s inventory is recorded at the lower of cost or net realizable value. The Company has inventories of approximately $1.4 billion as of December 29, 2019.  Inventory cost consists of a combination of actual costs incurred and standard costs. The production of inventory is a process with many steps. When transferred to the next stage in the production process, the transfer is often done at a standard cost, where additional costs may be incurred. As such, the cost of inventory at a particular step in the production process is often dependent on the costs recorded at a previous step in the production process.

We identified the evaluation of cost of inventory as a critical audit matter. Due to the frequent movement of products, the many steps that a product takes through the production cycle, and the variety of costs incurred at certain steps, especially challenging auditor judgement was required to evaluate the amounts recorded as the costs are incurred and transferred throughout steps in the production process.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s inventory costing process, specifically controls over 1) actual costs incurred, 2) the monitoring of variances between actual costs incurred and standard costs, and 3) the transfer of costs throughout steps in the production process. For a sample of transactions, we assessed the actual costs incurred and the transfer of costs throughout steps in the production process by obtaining evidence over the actual costs incurred and tracing the standard cost transferred to the prior step in the production process. We evaluated the nature and cause of the aggregate variances between actual costs incurred and standard costs.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Denver, Colorado
February 20, 2020

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2019	December 30, 2018
	(In thousands, except share and par value data)
Cash and cash equivalents	$260,568	$338,386
Restricted cash and cash equivalents	20,009	23,192
Trade accounts and other receivables, less allowance for doubtful accounts	741,281	561,549
Accounts receivable from related parties	944	1,331
Inventories	1,383,535	1,159,519
Income taxes receivable	60,204	38,479
Prepaid expenses and other current assets	131,695	112,201
Total current assets	2,598,236	2,234,657
Deferred tax assets	4,426	4,248
Other long-lived assets	36,325	16,717
Operating lease assets, net	301,513	—
Identified intangible assets, net	596,053	564,128
Goodwill	973,750	949,750
Property, plant and equipment, net	2,592,061	2,161,702
Total assets	$7,102,364	$5,931,202

Accounts payable	$993,780	$827,825
Accounts payable to related parties	3,819	7,269
Revenue contract liability	41,770	33,328
Accrued expenses and other current liabilities	575,319	389,175
Income taxes payable	7,075	8,221
Current maturities of long-term debt	26,392	30,405
Total current liabilities	1,648,155	1,296,223
Noncurrent operating lease liability, less current maturities	235,382	—
Long-term debt, less current maturities	2,276,029	2,295,190
Noncurrent income taxes payable	7,731	7,731
Deferred tax liabilities	301,907	237,422
Other long-term liabilities	97,100	75,051
Total liabilities	4,566,304	3,911,617

Common stock, $.01 par value, 800,000,000 shares authorized; 261,119,064 and 260,396,032 shares issued at year-end 2019 and year-end 2018, respectively; 249,572,119 and 248,965,081 shares outstanding at year-end 2019 and year-end 2018, respectively	2,611	2,604
Treasury stock, at cost, 11,546,945 shares and 11,430,951 shares at year-end 2019 and year-end 2018, respectively	(234,892)	(231,994)
Additional paid-in capital	1,955,261	1,945,136
Retained earnings	877,812	421,888
Accumulated other comprehensive loss	(75,129)	(127,834)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,525,663	2,009,800
Noncontrolling interest	10,397	9,785
Total stockholders’ equity	2,536,060	2,019,585
Total liabilities and stockholders’ equity	$7,102,364	$5,931,202
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018	Fifty-Three Weeks Ended December 31, 2017
	(In thousands, except per share data)
Net sales	$11,409,219	$10,937,784	$10,767,863
Cost of sales	10,338,825	10,094,308	9,296,249
Gross profit	1,070,394	843,476	1,471,614
Selling, general and administrative expense	379,910	343,025	389,517
Administrative restructuring activities	(84)	4,765	9,775
Operating income	690,568	495,686	1,072,322
Interest expense, net of capitalized interest	132,630	162,812	107,183
Interest income	(14,277)	(13,811)	(7,730)
Foreign currency transaction loss (gain)	6,917	17,160	(2,659)
Gain on bargain purchase	(56,880)	—	—
Miscellaneous, net	4,633	(2,702)	(6,538)
Income before income taxes	617,545	332,227	982,066
Income tax expense	161,009	85,423	263,899
Net income	456,536	246,804	718,167
Less: Net income from Granite Holdings Sàrl prior to acquisition by Pilgrim’s Pride Corporation	—	—	23,486
Less: Net income (loss) attributable to noncontrolling interest	612	(1,141)	102
Net income attributable to Pilgrim’s Pride Corporation	$455,924	$247,945	$694,579

Weighted average shares of Pilgrim's Pride Corporation common stock outstanding:
Basic	249,401	248,945	248,738
Effect of dilutive common stock equivalents	308	204	233
Diluted	249,709	249,149	248,971

Net income attributable to Pilgrim's Pride Corporation per share of common stock outstanding:
Basic	$1.83	$1.00	$2.79
Diluted	$1.83	$1.00	$2.79
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018	Fifty-Three Weeks Ended December 31, 2017
	(In thousands)
Net income	$456,536	$246,804	$718,167
Other comprehensive loss:
Foreign currency translation adjustment
Gains (losses) arising during the period	54,662	(99,475)	100,081
Income tax effect	—	1,624	3,137
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(2,106)	817	60
Reclassification to net earnings for losses (gains) realized	383	348	(639)
Available-for-sale securities
Gains arising during the period	510	1,146	132
Income tax effect	(124)	(279)	(50)
Reclassification to net earnings for gains realized	(619)	(1,118)	(34)
Income tax effect	151	272	13
Defined benefit plans
Gains (losses) realized during the period	(2,161)	(1,242)	(8,738)
Income tax effect	1,016	303	968
Reclassification to net earnings of losses realized	1,313	1,203	932
Income tax effect	(320)	(293)	(353)
Total other comprehensive income (loss), net of tax	52,705	(96,694)	95,509
Comprehensive income	509,241	150,110	813,676
Less: Comprehensive income (loss) for Granite Holdings Sàrl prior to acquisition by Pilgrim's Pride Corporation	—	—	88,050
Less: Comprehensive income (loss) attributable to noncontrolling interests	612	(1,141)	102
Comprehensive income attributable to Pilgrim's Pride Corporation	$508,629	$151,251	$725,524
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 25, 2016	272,682	$307,288	(10,636)	$(217,117)	$3,100,332	$(782,785)	$(329,858)	$8,272	$2,086,132
Comprehensive income:
Net income	—	—	—	—	—	718,065	—	102	718,167
Other comprehensive income, net of tax expense of $3,715	—	—	—	—	—	—	95,509	—	95,509
Capital contribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim's Pride Corporation (the “TSA”)	—	—	—	—	5,558	—	—	—	5,558
Share-based compensation plans:
Common stock issued under compensation plans	486	5	—	—	(5)	—	—	—	—
Requisite service period recognition	—	—	—	—	3,019	—	—	—	3,019
Common stock purchased under share repurchase program	—	—	(780)	(14,641)	—	—	—	—	(14,641)
Deemed equity contribution resulting from the transfer of Granite Holdings Sàrl net assets from JBS S.A. to Pilgrim's Pride Corporation in a common-control transaction	—	—	—	—	237,195	—	—	—	237,195
Transfer of Granite Holdings Sàrl to Pilgrim's from JBS S.A.	(13,000)	(304,691)	—	—	(1,413,590)	238,663	203,209	1,131	(1,275,278)
Balance at December 31, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,932,509	$173,943	$(31,140)	$9,505	$1,855,661
Comprehensive income:
Net income (loss)	—	—	—	—	—	247,945	—	(1,141)	246,804
Other comprehensive loss, net of tax benefit of $1,627	—	—	—	—	—	—	(96,694)	—	(96,694)
Capital contribution under TSA	—	—	—	—	(524)	—	—	—	(524)
Share-based compensation plans:
Common stock issued under compensation plans	228	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	13,153	—	—	—	13,153
Common stock purchased under share repurchase program	—	—	(15)	(236)	—	—	—	—	(236)
Capital contribution to subsidiary by noncontrolling interest	—	—	—	—	—	—	—	1,421	1,421
Balance at December 30, 2018	260,396	$2,604	(11,431)	$(231,994)	$1,945,136	$421,888	$(127,834)	$9,785	$2,019,585
Comprehensive income:
Net income	—	—	—	—	—	455,924	—	612	456,536
Other comprehensive income, net of tax benefit of $733	—	—	—	—	—	—	52,705	—	52,705
Capital distribution under the TSA	—	—	—	—	—	—	—	—	—
Share-based compensation plans:
Common stock issued under compensation plans	723	7	—	—	(7)	—	—	—	—
Requisite service period recognition	—	—	—	—	10,132	—	—	—	10,132
Common stock purchased under share repurchase program	—	—	(116)	(2,898)	—	—	—	—	(2,898)
Balance at December 29, 2019	261,119	$2,611	(11,547)	$(234,892)	$1,955,261	$877,812	$(75,129)	$10,397	$2,536,060
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended December 29, 2019	Fifty-Two Weeks Ended December 30, 2018	Fifty-Three Weeks Ended December 31, 2017
	(In thousands)
Cash flows from operating activities:
Net income	$456,536	$246,804	$718,167
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	287,230	274,088	271,824
Gain on bargain purchase	(56,880)	—	—
Deferred income tax expense (benefit)	42,478	32,540	(49,963)
Share-based compensation	10,132	13,153	3,020
Gain on property disposals	(10,896)	(1,889)	(506)
Foreign currency transaction losses (gains) related to borrowing arrangements	(4,970)	5,267	(1,387)
Loan cost amortization	4,821	5,569	5,968
Accretion of bond discount	982	812	—
Amortization of bond premium	(668)	(668)	(180)
Gain on equity method investments	(63)	(63)	(59)
Loss on early extinguishment of debt recognized as a component of interest expense	—	15,818	—
Asset impairment	—	3,504	5,156
Changes in operating assets and liabilities:
Trade accounts and other receivables	(25,000)	(10,918)	(82,169)
Inventories	(111,748)	83,174	(207,399)
Prepaid expenses and other current assets	(15,490)	(11,612)	(14,827)
Accounts payable and accrued expenses	119,892	86,834	(22,827)
Income taxes	(26,378)	(248,470)	188,120
Long-term pension and other postretirement obligations	(9,221)	(6,751)	(10,864)
Other	5,764	4,458	(753)
Cash provided by operating activities	666,521	491,650	801,321
Cash flows from investing activities:
Purchase of acquired business, net of cash acquired	(384,694)	—	(658,520)
Acquisitions of property, plant and equipment	(348,120)	(348,666)	(339,872)
Proceeds from property disposals	15,753	9,775	4,475
Proceeds from settlement of life insurance contract	—	—	1,845
Cash used in investing activities	(717,061)	(338,891)	(992,072)
Cash flows from financing activities:
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(289,917)	(1,117,009)	(628,677)
Proceeds from revolving line of credit and long-term borrowings	259,466	748,382	1,871,818
Purchase of common stock under share repurchase program	(2,898)	(236)	(14,641)
Payment of capitalized loan costs	(652)	(12,581)	(13,631)
Proceeds (distribution) from capital contribution under the TSA	(525)	5,558	5,038
Capital contributions to subsidiary by noncontrolling stockholders	—	1,421	—
Payment on early extinguishment of debt	—	(9,781)	—
Payment of note payable to affiliate	—	—	(753,512)
Cash provided by (used in) financing activities	(34,526)	(384,246)	466,395
Effect of exchange rate changes on cash and cash equivalents	4,065	3,534	16,364
Increase (decrease) in cash and cash equivalents	(81,001)	(227,953)	292,008
Cash and cash equivalents, beginning of period	361,578	589,531	297,523
Cash and cash equivalents, end of period	$280,577	$361,578	$589,531
Supplemental Disclosure Information:
Interest paid (net of amount capitalized)	$130,882	$154,627	$81,260
Income taxes paid	125,856	253,932	122,956
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 110 countries. Pilgrim’s fresh products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded, either marinated or non-marinated, processed sausages, bacon, slow-cooked, smoked meat and gammon joints. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts, pre-packed meats, sandwich, deli counter meats, pulled pork balls, meat balls and coated foods. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of December 29, 2019, Pilgrim’s had approximately 53,100 employees and the capacity to process more than 45.3 million birds per week for a total of more than 13.0 billion pounds of live chicken annually. Approximately 4,900 contract growers supply poultry for the Company’s operations. As of December 29, 2019, Pilgrim’s had 5,400 employees and the capacity to process more than 46,200 pigs per week for a total of 443.0 million pounds of live pork annually. Approximately 280 contract growers supply pork for the Company’s operations. As of December 29, 2019, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”) beneficially owned 78.31% of the Company’s outstanding common stock.
Consolidated and Combined Financial Statements
The Company operates on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year in the notes to these Consolidated and Combined Financial Statements applies to our fiscal year and not the calendar year.
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
The Consolidated and Combined Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) using management’s best estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. Significant estimates made by the Company include the allowance for doubtful accounts, reserves related to inventory obsolescence or valuation, useful lives of long-lived assets, goodwill, valuation of deferred tax assets, insurance accruals, valuation of pension and other postretirement benefits obligations, income tax accruals, certain derivative positions and valuations of acquired businesses.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
During 2017, the Company reported an adjustment resulting from the translation of a British pound-denominated note payable owed to JBS as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. The Company designated this note payable as a hedge of its net investment in Moy Park. This adjustment remains in Accumulated other comprehensive loss as of December 29, 2019 and will be reclassified if the Company disposes of its investment in Moy Park.
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
The Company evaluates the transaction for distinct performance obligations, which are the sale of its products to customers. Since its products are commodity market-priced, the sales price is representative of the observable, standalone selling price. Each performance obligation is recognized based upon a pattern of recognition that reflects the transfer of control to the customer at a point in time, which is upon destination (customer location or port of destination), and depicts the transfer of control and recognition of revenue. There are instances of customer pick-up at the Company's facilities, in which case control transfers to the customer at that point and the Company recognizes revenue. The Company's performance obligations are typically fulfilled within days to weeks of the acceptance of the order.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative (“SG&A”) expense and totaled $26.5 million, $20.8 million and $18.5 million for 2019, 2018 and 2017, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $5.1 million, $4.0 million and $3.7 million for 2019, 2018 and 2017, respectively.
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
Restricted Cash

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated and Combined Statements of Cash Flows:

	December 29, 2019	December 30, 2018
	(In thousands)
Cash and cash equivalents	$260,568	$338,386
Restricted cash	20,009	23,192
Total cash, cash equivalents and restricted cash shown in the Consolidated and Combined Statements of Cash Flows	$280,577	$361,578

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
Inventories
Live chicken inventories are stated at the lower of cost or net realizable value and breeder hen inventories at the lower of cost, less accumulated amortization, or net realizable value. The costs associated with breeder hen inventories are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of average cost or net realizable value.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Pork inventories are stated at the lower of cost and net realizable value. Cost includes costs incurred in bringing each product to its present location and condition such as purchase price, transportation, labor, and appropriate proportion of manufacturing overhead based on actual production.
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
Generally, the Company performs an evaluation of whether any lower of cost or net realizable value adjustments are required at the country level based on a number of factors, including: (1) pools of related inventory, (2) product continuation or discontinuation, (3) estimated market selling prices and (4) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease assets, net, Accrued expenses and other current liabilities, and Noncurrent operating lease liability, less current maturities, in our Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt, and Long-term debt, less current maturities, in our Consolidated Balance Sheets.
Beginning with the adoption of Accounting Standards Update (“ASU”) 2016-02 on December 31, 2018, operating lease assets and operating lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate (“IBR”) based on the information available at commencement date in determining the present value of future payments. IBR is derived from our credit facility’s margin as a basis with adjustments to periodically updated LIBOR swap rate and foreign currency curve. The operating lease asset also includes any lease payments made, including upfront costs and prepayments, and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate a lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with a corresponding reduction to the operating lease asset.
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
The Company records impairment charges on long-lived assets held for use when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When the above is true, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (1) future cash flows estimated to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values, (2) estimated fair market value of the assets and (3) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities. Given the interdependency of the Company’s individual facilities during the production process, which operate as a vertically integrated network, it evaluates impairment of assets held for use at the country level (i.e., the U.S. and Mexico). Management believes this is the lowest level of identifiable cash flows for its assets that are held for use in production activities. At the present time, the Company’s forecasts indicate that it can recover the carrying value of its assets held for use based on the projected undiscounted cash flows of the operations.
The Company records impairment charges on long-lived assets held for sale when the carrying amount of those assets exceeds their fair value less appropriate selling costs. Fair value is based on amounts documented in sales contracts or letters of

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine if an indication of impairment exists for a reporting unit. If management determines there is an indication that the carrying amount of reporting unit goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of goodwill impairment in any of its reporting units as of December 29, 2019. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine if an indication of impairment exists. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of impairment for any of its indefinite-lived intangible assets as of December 29, 2019.
Identifiable intangible assets with definite lives, such as customer relationships, non-compete agreements and trade names that the Company expects to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from three to 20 years for trade names and non-compete agreements and 5 to 16 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the fifty-two weeks ended December 29, 2019 and fifty-two weeks ended December 30, 2018.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
The Company deems its earnings from Mexico, Puerto Rico and the U.K. as of December 29, 2019 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.
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
Pension and Other Postemployment Benefits
Our pension and other postemployment benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, long-term return on plan assets and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. We determine the long-term return on plan assets based on historical portfolio results and management’s expectation of the future economic environment. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over either (1) the estimated average future service period of active plan participants if the plan is active or (2) the estimated average future life expectancy of all plan participants if the plan is frozen.
Derivative Financial Instruments

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company has generally applied the NPNS exception to its forward physical grain purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Consolidated and Combined Financial Statements at December 29, 2019 and December 30, 2018.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We make significant estimates in regard to receivables collectability; inventory valuation; realization of deferred tax assets; valuation of long-lived assets; valuation of contingent liabilities, liabilities subject to compromise and self-insurance liabilities; valuation of pension and other postretirement benefits obligations; and valuation of acquired businesses.
Recent Accounting Pronouncements Adopted in 2019
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), along with several updates, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity may elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or the beginning of the period of adoption using a cumulative-effect adjustment approach. We adopted the new standard on December 31, 2018 and recognized and measured leases at the beginning of the period of adoption. We elected the package of practical expedients available under the transition guidance which, among other things, allows the carry-forward of historical lease classification. The Company also elected the practical expedient allowing use of hindsight in assessing the lease term. We made an accounting policy election to not apply the new guidance to leases with a term of 12 months or less and will recognize those

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

payments in the Consolidated Statement of Income on a straight-line basis over the lease term. We implemented a system solution for administering our leases and facilitating compliance with the new guidance. Adoption of the standard had a material impact on our Consolidated Balance Sheets as a result of the increase in assets and liabilities from recognition of operating lease assets and operating lease liabilities. However, the standard did not have a material impact on our Consolidated Statement of Income.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, an accounting standard update that simplifies the application of hedge accounting guidance in current U.S. GAAP and improves the reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Among the simplification updates, the standard eliminates the requirement in current U.S. GAAP to separately recognize periodic hedge ineffectiveness. Mismatches between the changes in value of the hedged item and hedging instrument may still occur but they will no longer be separately reported. The standard requires the presentation of the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The standard is effective for annual and interim reporting periods beginning after December 15, 2018, but early adoption is permitted. We have adopted this standard as of December 31, 2018. The adoption of this guidance did not have a material impact on our financial statements.

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
Recent Accounting Pronouncements Adopted in 2018
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. We adopted this standard as of January 1, 2018, the beginning of our 2018 fiscal year, using the cumulative effect adjustment, often referred to as modified retrospective approach. Under this method, we did not restate the prior financial statements presented, and would record any adjustments in the opening balance sheet for January 2018. There was no cumulative effect to be recorded as an adjustment to the opening balance of retained earnings. The comparative information was not restated and continues to be presented under the accounting standards in effect for those periods. Additional disclosures will include the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the prior guidance. We expect minimal impact from the adoption of the new standard to the financial statements on a go forward basis, except for expanded disclosures. Revenue is currently recognized at destination and will continue to be recognized at point in time under the new guidance. Additional information regarding revenue recognition is included in “Note 14. Revenue Recognition.”
Recent Accounting Pronouncements Not Yet Adopted as of December 29, 2019
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. We will adopt the provisions of the new guidance effective December 30, 2019, the beginning of our 2020 fiscal year. We do not expect the impact of the new guidance on our financial statements to be material.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, new accounting guidance to improve the effectiveness of disclosures

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

related to fair value measurements. The new guidance removes certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy along with the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Additions to the disclosure requirements include more quantitative information related to significant unobservable inputs used in Level 3 fair value measurements and gains and losses included in other comprehensive income. We will adopt the provisions of the new guidance effective December 30, 2019, the beginning of our 2020 fiscal year. We do not expect the impact of the new guidance on our financial statements to be material.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, new accounting guidance to improve the effectiveness of disclosures related to defined benefit plans by eliminating certain required disclosures, clarifying existing disclosures, and adding new disclosures. Changes include removing disclosures related to the amounts in accumulated other comprehensive income expected to be recognized in the next fiscal year, adding narrative disclosure of the reasons for significant gains and losses related to changes in the defined benefit obligation, and clarifying the disclosures required for plans with projected and accumulated benefit obligations in excess of plan assets. We will adopt the provisions of the new guidance effective December 30, 2019, the beginning of our 2020 fiscal year. We do not expect the impact of the new guidance on our financial statements to be material.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that the ASU 2019-12 will have on our consolidated financial statements.
2. BUSINESS ACQUISITIONS
Tulip
On October 15, 2019, the Company acquired 100% of the equity of Tulip from Danish Crown AmbA for £310.0 million, or $391.5 million, subject to customary working capital adjustments. The acquisition was funded with cash on hand. Tulip, a leading, integrated prepared pork supplier, is headquartered in Warwick, U.K., operates 14 fresh and value-added facilities in that country and employs approximately 5,400 people as of December 29, 2019. The acquisition solidifies Pilgrim's as a leading European food company, creating one of the largest integrated prepared foods businesses in the U.K. The Tulip operations are included in the Company’s U.K. and Europe reportable segment.
Transaction costs incurred in conjunction with the acquisition were approximately $1.3 million. These costs were expensed as incurred.
The results of operations of the acquired business since October 15, 2019 are included in the Company’s Consolidated and Combined Statements of Income. Net sales generated and net loss incurred by the acquired business during 2019 totaled $306.7 million and $2.7 million, respectively.
The assets acquired and liabilities assumed in the Tulip acquisition were measured at their fair values as of October 15, 2019 as set forth below. The excess of the fair values of the net tangible assets and identifiable intangible assets over the purchase price was recorded as gain on bargain purchase in the Company’s U.K. and Europe reportable segment. The fair values recorded were determined based upon various external and internal valuations. The preliminary fair values recorded were determined based upon a preliminary valuation. The estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to the preliminary nature of the valuation of property, plant and equipment, intangible assets and residual gain on bargain purchase as well as calculation of final working capital adjustments. We continue to review inputs and assumptions used in the preliminary valuations.
The fair values recorded for the assets acquired and liabilities assumed for Tulip are as follows (in thousands):

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Cash and cash equivalents	$6,854
Trade accounts and other receivables	146,423
Inventories	104,211
Prepaid expenses and other current assets	6,579
Operating lease assets	5,613
Property, plant and equipment	329,711
Identified intangible assets	40,418
Other assets	14,647
Total assets acquired	654,456

Accounts payable	110,296
Other current liabilities	55,830
Operating lease liabilities	5,613
Deferred tax liabilities	14,798
Pension obligations	18,435
Other long-term liabilities	1,056
Total liabilities assumed	206,028
Total identifiable net assets	448,428
Gain on bargain purchase	(56,880)
Total consideration transferred	$391,548
The Company performed a valuation of the assets and liabilities of Tulip as of October 15, 2019. Significant assumptions used in the valuation and the bases for their determination are summarized as follows:

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

•
Customer relationships. The Company valued Tulip customer relationships using the income approach, specifically the multi-period excess earnings model. Under this model, the fair value of the customer relationships asset was determined by estimating the net cash inflows from the relationships discounted to present value. In estimating the fair value of the customer relationships, net sales related to existing Tulip customers were estimated to grow at a rate of 2.0% annually, but we also anticipate losing existing Tulip customers at an attrition rate of 10.0%. Income taxes were estimated at 18.0% of pre-tax income in 2020 and 17.0% of pre-tax income thereafter and net cash flows attributable to our existing customers were discounted using a rate of 22.0%. The resulting customer relationships intangible asset has a fair value of $40.4 million and a useful life of 11 years.

See “Note 8. Goodwill and Intangible Assets” for additional information regarding the goodwill and intangible assets recognized by the Company in the Tulip acquisition.
Moy Park
On September 8, 2017, the Company purchased 100% of the issued and outstanding shares of Moy Park from JBS S.A. for cash of $301.3 million and a note payable to the seller in the amount of £562.5 million. Moy Park is one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers. With four fresh processing plants, ten prepared foods cook plants, three feed mills, six hatcheries and one rendering facility in Northern Ireland, England, France, and the Netherlands, Moy Park processes 6.1 million birds per seven-day work week, in addition to producing around 462.0 million pounds of prepared foods per year. Its product portfolio comprises fresh and added-value poultry, ready-to-eat meals, breaded and multi-protein frozen foods, vegetarian foods and desserts, supplied to major food retailers and restaurant chains in Europe (including the U.K.). Moy Park has approximately 10,200 employees as of December 29, 2019. The Moy Park operations are included in our U.K. and Europe reportable segment.
The acquisition was treated as a common-control transaction under U.S. GAAP. A common-control transaction is a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. The accounting and reporting for a transaction between entities under common control is not to be considered a business combination under U.S. GAAP. Since

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Beginning September 8, 2017, the results of operations and financial position of Moy Park have been included in the consolidated results of operations and financial position of the Company. The results of operations and financial position of Moy Park have been combined with the results of operations and financial position of Pilgrim's from September 30, 2015, the common control date, through September 7, 2017. Net sales and net income generated by the acquired business during 2019 totaled $2.1 billion and $70.7 million, respectively. Net sales and net income generated by the acquired business during 2018 totaled $2.1 billion and $52.1 million, respectively.
GNP
In January 6, 2017, the Company acquired 100% of the membership interests of JFC LLC and its subsidiaries (together, “GNP”) from Maschhoff Family Foods, LLC for $350.0 million, subject to customary working capital adjustments. The purchase was funded through cash on hand and borrowings under the U.S. Credit Facility. GNP is a vertically integrated poultry business located in Minnesota and Wisconsin. The acquired business has a production capacity of 2.1 million birds per five-day work week in its two plants and employed approximately 1,700 people as of December 29, 2019. The GNP operations are included in our U.S. reportable segment.
The following table summarizes the consideration paid for GNP (in thousands):

Negotiated sales price	$350,000
Working capital adjustment	7,252
Preliminary purchase price	$357,252

Transaction costs incurred in conjunction with the purchase were approximately $0.6 million. These costs were expensed as incurred.
The results of operations of the acquired business since January 6, 2017 are included in the Company’s Consolidated and Combined Statements of Income. Net sales and net income generated by the acquired business during 2019 totaled $422.1 million and $39.5 million, respectively. Net sales generated and net loss incurred by the acquired business during 2018 totaled $398.4 million and $1.4 million, respectively.
The assets acquired and liabilities assumed in the GNP acquisition were measured at their fair values as of January 6, 2017 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition as well the assembled workforce. These benefits include (1) complementary product offerings, (2) an enhanced footprint in the U.S., (3) shared knowledge of innovative technologies such as gas stunning, aeroscalding and automated deboning, (4) enhanced position in the fast-growing antibiotic-free and certified organic chicken segments due to the addition of GNP’s portfolio of Just BARE® Certified Organic and Natural/American Humane CertifiedTM/No-Antibiotics-Ever product lines and (5) attractive cost-reduction synergy opportunities and value creation. The Company has tax basis in the goodwill, and therefore, the goodwill is deductible for tax purposes. The fair values recorded were determined based upon various external and internal valuations.
The fair values recorded for the assets acquired and liabilities assumed for GNP are as follows (in thousands):

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

•
Trade names. The Company valued two trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value of each trade name was determined by estimating the hypothetical royalties that would have to be paid if it was not owned. Royalty rates were selected based on consideration of several factors, including (1) prior transactions involving GNP trade names, (2) incomes derived from license agreements on comparable trade names within the food industry and (3) the relative profitability and perceived contribution of each trade name. The royalty rate used in the determination of the fair values of the two trade names was 2.0% of expected net sales related to the respective trade names. In estimating the fair value of the trade names, net sales related to the respective trade names were estimated to grow at a rate of 2.5%. Income taxes were estimated at 39.3% of pre-tax income, a tax amortization benefit factor was estimated at 1.2098 and the hypothetical savings generated by avoiding royalty costs were discounted using a rate of 13.8%.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

See “Note 8. Goodwill and Intangible Assets” for additional information regarding the goodwill and intangible assets recognized by the Company in the GNP acquisition.
Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents the combined financial results for the Company, Tulip, Moy Park and GNP as if the acquisitions had been completed at the beginning of 2017.

	2019	2018	2017
	(In thousands, except per share amounts)
Net sales	$12,462,566	$12,342,475	$12,165,647
Net income attributable to Pilgrim's Pride Corporation	385,958	140,508	608,188
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	1.55	0.56	2.44

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
The valuation of financial assets and liabilities classified in Level 1 is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of financial assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations. For each class of assets and liabilities not measured at fair value in the Consolidated Balance Sheets but for which fair value is disclosed, the Company is not required to provide the quantitative disclosure about significant unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy.
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
As of December 29, 2019 and December 30, 2018, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments and foreign currency forward contracts to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 29, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$4,147	$—	$—	$4,147
Commodity options instruments	906	—	—	906
Foreign currency instruments	426	—	—	426
Fair value liabilities:
Commodity futures instruments	(4,797)	—	—	(4,797)
Commodity options instruments	(633)	—	—	(633)
Foreign currency instruments	(5,400)	—	—	(5,400)

	December 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Commodity futures instruments	$2,244	$—	$—	$2,244
Commodity options instruments	—	—	—	—
Foreign currency instruments	1,311	—	—	1,311
Fair value liabilities:
Commodity futures instruments	(1,479)	—	—	(1,479)
Commodity option instruments	(3,312)	—	—	(3,312)
Foreign currency instruments	(6,649)	—	—	(6,649)

See “Note 7. Derivative Financial Instruments” for additional information.
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Consolidated Balance Sheets consisted of the following:

	December 29, 2019		December 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(1,002,095)	$(1,034,200)	$(1,002,497)	$(937,300)
Fixed-rate senior notes payable at 5.875%, at Level 1 inputs	(844,433)	(919,505)	(843,717)	(768,188)
Secured loans, at Level 3 inputs	(948)	(939)	(319)	(319)

See “Note 12. Long-Term Debt and Other Borrowing Arrangements” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The fair values of the Company’s Level 1 fixed-rate debt obligation was based on the quoted market price at December 29, 2019 or December 30, 2018, as applicable. The fair values of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows at December 29, 2019 or December 30, 2018, as applicable.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4. TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables (including accounts receivable from related parties), less allowance for doubtful accounts, consisted of the following:

	December 29, 2019	December 30, 2018
	(In thousands)
Trade accounts receivable	$696,372	$533,645
Notes receivable	4,187	4,630
Other receivables	48,189	31,331
Receivables, gross	748,748	569,606
Allowance for doubtful accounts	(7,467)	(8,057)
Receivables, net	$741,281	$561,549

Accounts receivable from related parties(a)	$944	$1,331

(a)	Additional information regarding accounts receivable from related parties is included in “Note 19. Related Party Transactions.”
Changes in the allowance for doubtful accounts were as follows:

Total
(In thousands)
Balance as of December 30, 2018	$(8,057)
Provision charged to operating results	(1,690)
Account write-offs and recoveries	2,390
Tulip acquisition	(134)
Effect of exchange rate	24
Balance as of December 29, 2019	$(7,467)

5. INVENTORIES
Inventories consisted of the following:

	December 29, 2019	December 30, 2018
	(In thousands)
Raw materials and work-in-process	$800,749	$747,801
Finished products	425,919	317,410
Operating supplies	82,447	43,825
Maintenance materials and parts	74,420	50,483
Total inventories	$1,383,535	$1,159,519

6. INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 29, 2019		December 30, 2018
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$159,623	$159,623	$135,286	$135,286
Other	—	—	67,474	67,474

Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains recognized during 2019 and 2018 related to the Company’s available-for-sale securities totaled $11.5 million and $8.0 million, respectively, while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities during 2019 and 2018 are disclosed in the Consolidated and Combined Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during 2019 and 2018 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during 2019 and 2018 are disclosed in “Note 16. Stockholders’ Equity.”
7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil, wheat, natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for approximately the next twelve months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate.
The Company has operations in Mexico, the U.K., France and the Netherlands. Therefore, it has exposure to translational foreign exchange risk when the financial results of those operations are remeasured in U.S. dollars. The Company has purchased foreign currency forward contracts to manage this translational foreign exchange risk.
The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. The Company’s counterparties require that it post collateral for changes in the net fair value of the derivative contracts. This cash collateral is reported in the line item Restricted cash and cash equivalents on the Consolidated Balance Sheets.
The Company has not designated certain derivative financial instruments that it has purchased to mitigate commodity purchase exposures in the U.S. and Mexico or foreign currency transaction exposures on our Mexico operations as cash flow hedges. Therefore, the Company recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Consolidated and Combined Statements of Income. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Foreign currency transaction loss (gain) and Cost of sales in the Consolidated and Combined Statements of Income.
The Company has designated certain derivative financial instruments related to its U.K. and Europe reportable segment that it has purchased to mitigate foreign currency transaction exposures as cash flow hedges. Before the settlement date of the financial derivative instruments, the Company recognizes changes in the fair value of the effective portion of the cash flow hedge into accumulated other comprehensive income (“AOCI”) while it recognize changes in the fair value of the ineffective portion immediately in earnings. When the derivative financial instruments associated with the effective portion are settled, the amount in AOCI is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated and Combined Statements of Income.
The Company recognized $30.1 million and $27.1 million in net losses related to changes in the fair value of its derivative financial instruments during 2019 and 2018, respectively. The Company recognized $6.7 million in net gains during 2017.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 29, 2019	December 30, 2018
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$5,053	$2,263
Commodity derivative liabilities	(5,430)	(4,791)
Foreign currency derivative assets	426	1,311
Foreign currency derivative liabilities	(5,400)	(6,649)
Cash collateral posted with brokers(a)	20,009	23,192
Derivatives Coverage(b):
Corn	12.0%	6.0%
Soybean meal	44.0%	6.0%
Period through which stated percent of needs are covered:
Corn	December 2020	March 2020
Soybean meal	July 2020	December 2019

(a)	Collateral posted with brokers consists primarily of cash, short term treasury bills, or other cash equivalents.

(b)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)
	December 29, 2019	December 30, 2018	December 31, 2017

Foreign currency derivatives	$(2,052)	$829	$60
Total	$(2,052)	$829	$60

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	December 29, 2019	December 30, 2018	December 31, 2017

Foreign currency derivatives	$383	$(348)	$639
Total	$383	$(348)	$639

As of December 29, 2019, the before-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Consolidated and Combined Statements of Income during the next twelve months are $1.0 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) to earnings.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by reportable segment for the years ended December 29, 2019 and December 30, 2018 were as follows:

	December 30, 2018	Additions	Other	Currency Translation	December 29, 2019
	(In thousands)
U.S.	$41,936	$—	$—	$—	$41,936
U.K. and Europe	782,207	—	—	24,000	806,207
Mexico	125,607	—	—	—	125,607
Total	$949,750	$—	$—	$24,000	$973,750

	December 31, 2017	Additions	Other	Currency Translation	December 30, 2018
	(In thousands)
U.S.	$41,936	$—	$—	$—	$41,936
U.K. and Europe	834,346	—	(1,156)	(50,983)	782,207
Mexico	125,607	—	—	—	125,607
Total	$1,001,889	$—	$(1,156)	$(50,983)	$949,750

Identified intangible assets consisted of the following:

	December 30, 2018	Additions	Amortization	Currency Translation	Reclassification	December 29, 2019
	(In thousands)
Carrying amount:
Trade names	$78,343	$—	$—	$—	$—	$78,343
Customer relationships	247,706	40,418	—	4,154	—	292,278
Non-compete agreements	320	—	—	—	—	320
Trade names not subject to amortization	380,067	—	—	11,364	—	391,431
Accumulated amortization:
Trade names	(43,552)	—	(1,966)	—	—	(45,518)
Customer relationships	(98,441)	—	(20,920)	(1,120)	—	(120,481)
Non-compete agreements	(315)	—	(5)	—	—	(320)
Total	$564,128	$40,418	$(22,891)	$14,398	$—	$596,053

	December 31, 2017	Additions	Amortization	Currency Translation	Reclassification	December 30, 2018
	(In thousands)
Carrying amount:
Trade names	$79,686	$—	$—	$—	$(1,343)	$78,343
Customer relationships	251,952	—	—	(5,589)	1,343	247,706
Non-compete agreements	320	—	—	—	—	320
Trade names not subject to amortization	403,594	—	—	(23,527)	—	380,067
Accumulated amortization:
Trade names	(40,888)	—	(3,287)	—	623	(43,552)
Customer relationships	(77,194)	—	(22,441)	1,817	(623)	(98,441)
Non-compete agreements	(307)	—	(8)	—	—	(315)
Total	$617,163	$—	$(25,736)	$(27,299)	$—	$564,128

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Additions shown in above table are comprised of a customer relationships intangible asset recorded as part of the Tulip acquisition. The Company valued this asset using the income approach resulting in a fair value of $40.4 million. The intangible asset has a useful life of 11 years. For additional information regarding the initial valuation and assumptions used, refer to “Note 2. Business Acquisitions.”
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years

The Company recognized amortization expense related to identified intangible assets of $22.9 million in 2019, $25.7 million in 2018 and $26.4 million in 2017.
The Company expects to recognize amortization expense associated with identified intangible assets of $22.5 million in 2020, $22.5 million in 2021, $22.5 million in 2022 and $21.5 million in 2023, and $20.4 million in 2024.
As of December 29, 2019, the Company assessed qualitative factors to determine if it was necessary to perform either the two-step quantitative impairment test related to the carrying amount of its goodwill or quantitative impairment tests related to the carrying amounts of its identified intangible assets not subject to amortization. Based on these assessments, the Company determined that it was not necessary to perform either the two-step quantitative impairment test related to the carrying amount of its goodwill nor the quantitative impairment tests related to the carrying amounts of its identified intangible assets not subject to amortization at that date.
As of December 29, 2019, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.

9.	LEASES
The Company is party to operating lease agreements for warehouses, office space, vehicle maintenance facilities and livestock growing farms in the U.S., distribution centers, hatcheries and office space in Mexico and farms, processing facilities and office space in the U.K. and Europe. Additionally, the Company leases equipment, over-the-road transportation vehicles and other assets in all three reportable segments. The Company is also party to a limited number of finance lease agreements in the U.S.
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
The following table presents components of lease expense (in thousands). Operating lease cost, finance lease amortization and finance lease interest are respectively included in Cost of sales, Selling, general and administrative expense and Interest expense, net of capitalized interest in the Consolidated and Combined Statements of Income.

Fifty-Two Weeks Ended
December 29, 2019
Operating lease cost(a)	$99,242
Amortization of finance lease assets	167
Interest on finance leases	32
Short-term lease cost	59,225
Variable lease cost	3,031
Net lease cost	$161,697

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(a)	Sublease income is immaterial and not included in operating lease costs.
Rent expense was $86.0 million for the fifty-two weeks ended December 30, 2018.
The weighted-average remaining lease term and discount rate for lease liabilities included in our Consolidated Balance Sheets are as follows:

December 29, 2019
Weighted-average remaining lease term (years):
Operating leases	5.77
Finance leases	4.54
Weighted-average discount rate:
Operating leases	4.80%
Finance leases	5.21%

Supplemental cash flow information related to leases is as follows (in thousands):

Fifty-Two Weeks Ended
December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$100,473
Operating cash flow from finance leases	32
Financing cash flows from finance leases	167

Operating lease assets obtained in exchange for operating lease liabilities	$34,648
Finance lease assets obtained in exchange for finance lease liabilities	2,182

Future minimum lease payments under noncancellable leases as of December 29, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
For the fiscal years ending December:
2020	$81,544	$586
2021	67,082	494
2022	57,210	494
2023	46,897	494
2024	34,648	346
Thereafter	60,008	—
Total future minimum lease payments	347,389	2,414
Less: imputed interest	(45,768)	(264)
Present value of lease liabilities	$301,621	$2,150
Future minimum lease payments under capital and noncancellable operating leases with terms exceeding one year as of December 30, 2018 were as follows (in thousands):

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Capital Lease Obligations	Noncancellable Operating Lease Obligations
For the fiscal years ending December:
2019	$2,971	$84,220
2020	1,033	63,196
2021	36	53,908
2022	3	45,557
2023	—	36,136
Thereafter	—	66,637
Net minimum lease payments	4,043	$349,654
Amount representing interest	(337)
Present value of net minimum lease payments	$3,706

Lease liabilities as of December 29, 2019 are included in our Consolidated Balance Sheets as follows (in thousands):

	Operating Leases	Finance Leases(a)
Accrued expenses and other current liabilities	$66,239	$—
Current maturities of long-term debt	—	486
Noncurrent operating lease liability, less current maturities	235,382	—
Long-term debt, less current maturities	—	1,664
Total lease liabilities	$301,621	$2,150

(a)	Additional information regarding finance lease assets is included in “Note 10. Property, Plant and Equipment.”
As of December 29, 2019, the Company had immaterial operating leases and did not have finance leases that have not commenced.
10. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	December 29, 2019	December 30, 2018
	(In thousands)
Land	$222,076	$196,769
Buildings	1,754,219	1,697,703
Machinery and equipment	3,139,748	2,618,213
Autos and trucks	64,122	59,195
Finance leases	2,182	—
Construction-in-progress	229,015	269,166
PP&E, gross	5,411,362	4,841,046
Accumulated depreciation	(2,819,301)	(2,679,344)
PP&E, net	$2,592,061	$2,161,702

The Company recognized depreciation expense of $264.3 million, $248.3 million and $245.4 million during 2019, 2018 and 2017, respectively.
During 2019, the Company spent $348.1 million on capital projects and transferred $368.2 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during 2019 to improve operational efficiencies and reduce costs. During 2018, the Company spent $348.7 million on capital projects and transferred $246.5 million of completed projects from construction-in-progress to depreciable assets.
During 2019, the Company sold certain PP&E for $15.8 million and recognized a gain of $10.9 million. PP&E sold in 2019 included broiler farms in Mexico, a breeder farm in Texas, vacant land in Minnesota and miscellaneous equipment. During

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2018, the Company sold certain PP&E for $9.8 million and recognized a gain of $1.9 million. PP&E sold in 2018 included processing plants in Alabama and Minnesota, a residential building in Georgia, vacant land in Georgia and North Carolina, and miscellaneous equipment.
The Company has closed or idled various facilities in the U.S. and the U.K. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of December 29, 2019, the carrying amount of these idled assets was $43.4 million based on depreciable value of $226.2 million and accumulated depreciation of $182.8 million.
As of December 29, 2019, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.
11. CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 29, 2019	December 30, 2018
	(In thousands)
Accounts payable:
Trade accounts(a)	$875,374	$741,871
Book overdrafts	98,267	69,475
Other payables	20,139	16,479
Total accounts payable	993,780	827,825
Accounts payable to related parties(b)	3,819	7,269
Revenue contract liability(c)	41,770	33,328
Accrued expenses and other current liabilities:
Compensation and benefits(d)	164,946	144,391
Taxes(d)	41,901	25,208
Interest and debt-related fees	31,183	33,596
Insurance and self-insured claims	67,332	80,990
Current maturities of operating lease liabilities	66,239	—
Derivative liability	10,830	11,440
Other accrued expenses(d)	192,888	93,550
Total accrued expenses and other current liabilities	575,319	389,175
Total current liabilities	$1,614,688	$1,257,597

(a)
Trade accounts contains a $2.2 million reclassification related to trade accounts discounts previously presented in Other accrued expenses on our annual report on Form 10-K for the year ended December 30, 2018 to conform to Current liabilities presented as of December 29, 2019.

(b)	Additional information regarding accounts payable to related parties is included in “Note 19. Related Party Transactions.”

(c)	Additional information regarding revenue contract liabilities is included in “Note 14. Revenue Recognition.”

(d)
Taxes contains a $5.1 million reclassification related to payroll withholding taxes previously presented in Compensation and benefits and a $20.0 million reclassification related to accrued taxes previously presented in Other accrued expenses on our annual report on Form 10-K for the year ended December 30, 2018 to conform to Current liabilities presented as of December 29, 2019.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

12. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt consisted of the following components:

	Maturity	December 29, 2019	December 30, 2018
Long-term debt and other long-term borrowing arrangements:		(In thousands)
Senior notes payable, net of premium and discount at 5.75%	2025	$1,002,095	$1,002,497
Senior notes payable, net of discount at 5.875%	2027	844,433	843,717
U.S. Credit Facility (defined below):
Term note payable at 2.94%	2023	475,000	500,000
Revolving note payable at 5.00%	2023	—	—
Moy Park France Invoice Discounting Revolver with payables at EURIBOR plus 0.8%	2019	—	2,277
Moy Park Credit Agricole Bank Overdraft with notes payable at EURIBOR plus 1.50%	On Demand	—	88
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	Various	948	319
Capital/finance lease obligations	Various	2,150	3,707
Long-term debt		2,324,626	2,352,605
Less: Current maturities of long-term debt		(26,392)	(30,405)
Long-term debt, less current maturities		2,298,234	2,322,200
Less: Capitalized financing costs		(22,205)	(27,010)
Long-term debt, less current maturities, net of capitalized financing costs		$2,276,029	$2,295,190

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
The Senior Notes due 2025 are governed by, and were issued pursuant to, an indenture dated as of March 11, 2015 by and among the Company, its guarantor subsidiaries and U.S. Bank National Association, as trustee (the “2015 Indenture”). The 2015 Indenture provides, among other things, that the Senior Notes due 2025 bear interest at a rate of 5.75% per annum from the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on September 15, 2015 for the Senior Notes due 2025 that were issued in March 2015 and beginning on March 15, 2018 for the Senior Notes due 2025 that were issued in September 2017 and March 2018.
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
The Senior Notes due 2027 are governed by, and were issued pursuant to, an indenture dated as of September 29, 2017 by and among the Company, its guarantor subsidiaries and U.S. Bank National Association, as trustee (the “2017 Indenture”). The 2017 Indenture provides, among other things, that the Senior Notes due 2027 bear interest at a rate of 5.875% per annum from

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

the date of issuance until maturity, payable semi-annually in cash in arrears, beginning on March 30, 2018 for the Senior Notes due 2027 that were issued in September 2017 and beginning on March 15, 2018 for the Senior Notes due 2027 that were issued in March 2018.
The Senior Notes due 2025 and the Senior Notes due 2027 are each guaranteed on a senior unsecured basis by the Company’s guarantor subsidiaries. In addition, any of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2025 and the Senior Notes due 2027. The Senior Notes due 2025 and the Senior Notes due 2027 and related guarantees are unsecured senior obligations of the Company and its guarantor subsidiaries and rank equally with all of the Company’s and its guarantor subsidiaries’ other unsubordinated indebtedness. The Senior Notes due 2025, the 2015 Indenture, the Senior Notes due 2027 and the 2017 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2025 and the Senior Notes due 2027, respectively, when due, among others.
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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of December 29, 2019, the Company had Term Loans outstanding totaling $475.0 million and the amount available for borrowing under the revolving loan commitment was $708.4 million. The Company had letters of credit of $41.6 million and no borrowings outstanding under the revolving loan commitment as of December 29, 2019.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (1) in the case of LIBOR loans, LIBOR plus a margin based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (2) in the case of alternate base rate loans, the base rate plus a margin based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
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
All obligations under the U.S. Credit Facility continue to be unconditionally guaranteed by certain of the Company’s subsidiaries and continue to be secured by a first priority lien on (1) the accounts receivable and inventory of the Company and its non-Mexico subsidiaries, (2) 100% of the equity interests in the Company's domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in its direct foreign subsidiaries and (3) substantially all of the assets of the Company and the guarantors under the U.S. Credit Facility. The Company is currently in compliance with the covenants under the U.S. Credit Facility.
U.K and Europe Credit Facilities
Moy Park France Invoice Discounting Facility

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In June 2009, Moy Park France Sàrl entered into a €20.0 million invoice discounting facility with GE De Facto (the “Invoice Discounting Facility”). The facility limit was decreased by 50 percent in June 2018. The Invoice Discounting Facility is payable on demand and the term is extended on an annual basis. The agreement can be terminated by either party with three months’ notice. Outstanding borrowings under the Invoice Discounting Facility bear interest at a per annum rate equal to EURIBOR plus 0.80%. As of December 29, 2019, the U.S. dollar-equivalent loan commitment and borrowing availability under the Invoice Discounting Facility were $11.1 million. As of December 29, 2019, there were no outstanding borrowings under the Invoice Discounting Facility.
The Invoice Discounting Facility contains financial covenants and various other covenants that may adversely affect Moy Park's ability to, among other things, incur additional indebtedness, consummate certain asset sales, enter into certain transactions with JBS and the Company's other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of Moy Park's assets.
Moy Park Credit Agricole Bank Overdraft
On December 3, 2018, Moy Park entered into an unsecured €0.5 million bank overdraft agreement (the “Overdraft Agreement”) with Credit Agricole. The Overdraft Agreement is payable on demand and can be cancelled anytime by Moy Park or Credit Agricole. Outstanding borrowings under the Overdraft Agreement bears interest at a per annum rate equal to EURIBOR plus 1.50%. As of December 29, 2019, there were no outstanding borrowings under the Overdraft Agreement.
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (1) LIBOR or, in relation to any loan in euros, EURIBOR, plus (2) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of December 29, 2019, the U.S. dollar-equivalent loan commitment and borrowing availability were both $130.8 million. As of December 29, 2019, there were no outstanding borrowings under the Bank of Ireland Facility Agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of the Company's Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. The U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility is $79.6 million. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.50%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of December 29, 2019, there were no outstanding borrowings under the Mexico Credit Facility.
13. INCOME TAXES
Income before income taxes by jurisdiction is as follows:

	2019	2018	2017
	(In thousands)
U.S.	$342,110	$175,805	$773,160
Foreign	275,435	156,422	208,906
Total	$617,545	$332,227	$982,066

The components of income tax expense are set forth below:

	2019	2018	2017
	(In thousands)
Current:
Federal	$27,585	$8,835	$213,146
Foreign	78,099	45,311	65,100
State and other	12,847	(1,263)	35,614
Total current	118,531	52,883	313,860
Deferred:
Federal	51,387	41,104	(19,434)
Foreign	(18,596)	(17,160)	(34,264)
State and other	9,687	8,596	3,737
Total deferred	42,478	32,540	(49,961)
	$161,009	$85,423	$263,899

The effective tax rate for 2019 was 26.1% compared to 25.7% for 2018 and 26.9% for 2017.
The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	2019	2018	2017
Federal income tax rate	21.0%	21.0%	35.0%
State tax rate, net	3.0	3.6	2.6
One-time transition tax	—	7.9	—
Permanent items	(1.7)	1.4	—
Domestic production activity	—	—	(1.6)
Difference in U.S. statutory tax rate and foreign country effective tax rate	2.1	2.3	(1.4)
Rate change	(0.1)	(2.5)	(5.3)
Tax credits	(0.7)	(7.9)	(0.5)
Change in reserve for unrecognized tax benefits	2.7	(1.7)	(0.7)
Change in valuation allowance	0.1	2.7	(1.2)
Other	(0.3)	(1.1)	—
Total	26.1%	25.7%	26.9%

Included in the change in reserve for unrecognized tax benefits is an increase of 2.6% in the effective tax rate related to a specific transaction undertaken by a Mexico subsidiary of the Company during tax year 2011. The amount was recorded and paid during the fifty-two weeks ended December 29, 2019.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 29, 2019	December 30, 2018
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$290,427	$217,353
Inventories	81,469	69,464
Insurance claims and losses	31,642	29,964
Business combinations	47,450	46,779
Incentive compensation	12,860	11,838
Operating lease assets	68,846	—
Other	14,267	11,596
Total deferred tax liabilities	546,961	386,994
Deferred tax assets:
Net operating losses	3,120	2,923
Foreign net operating losses	50,806	38,531
Credit carry forwards	15,575	14,461
Allowance for doubtful accounts	5,429	6,788
Accrued liabilities	51,148	60,572
Workers compensation	36,147	25,297
Pension and other postretirement benefits	29,429	28,266
Operating lease liabilities	68,846	—
Other	22,502	3,133
Total deferred tax assets	283,002	179,971
Valuation allowance	(33,522)	(26,150)
Net deferred tax assets	249,480	153,821
Net deferred tax liabilities	$297,481	$233,173

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
As of December 29, 2019, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and foreign net deferred tax assets are more likely than not to be realized. The increase in valuation allowance of $7.4 million during 2019 was primarily due to the acquisition of Tulip. As of December 29, 2019, the Company’s valuation allowance is $33.5 million, of which $12.6 million relates to its Moy Park operations, $8.2 million relates to its Tulip operations, $11.7 million relates to U.S. foreign tax credits and $1.0 million relates to state net operating losses.
As of December 29, 2019, the Company had state net operating loss carry forwards of approximately $79.8 million that begin to expire in 2020. The Company also had Mexico net operating loss carry forwards as of December 29, 2019 of approximately $10.2 million that begin to expire in 2021. The Company also had U.K. net operating loss carry forwards as of December 29, 2019 of approximately $175.2 million that may be carried forward indefinitely.
As of December 29, 2019, the Company had approximately $3.7 million of state tax credit carry forwards that begin to expire in 2020.
For the fifty-two weeks ended December 29, 2019 and fifty-two weeks ended December 30, 2018, there is a tax effect of $0.7 million and $1.6 million, respectively, reflected in other comprehensive income.
For the fifty-two weeks ended December 29, 2019, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to share-based compensation. For the fifty-two weeks ended December 30, 2018, there is a tax effect of ($0.8) million reflected in income tax expense due to excess tax benefits related to share-based compensation. See “Note 1. Business and Summary of Significant Accounting Policies” for additional information.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 29, 2019	December 30, 2018
	(In thousands)
Unrecognized tax benefits, beginning of year	$12,412	$11,866
Increase as a result of tax positions taken during the current year	—	261
Increase as a result of tax positions taken during prior years	597	1,152
Decrease for lapse in statute of limitations	(233)	(867)
Unrecognized tax benefits, end of year	$12,776	$12,412

Included in unrecognized tax benefits of $12.8 million as of December 29, 2019, was $1.2 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 29, 2019, the Company had recorded a liability of $2.3 million for interest and penalties. During 2019, accrued interest and penalty amounts related to uncertain tax positions increased by $0.8 million.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and several foreign locations including Mexico and the U.K. With few exceptions, the Company is no longer subject to examinations by taxing authorities for years prior to 2015 in U.S. federal, state and local jurisdictions, for years prior to 2011 in Mexico, and for years prior to 2017 in the U.K.
The Company has a tax sharing agreement with JBS USA Food Company Holdings effective for tax years beginning 2010. No net tax payable was accrued for the 2019 tax year.
14.    REVENUE RECOGNITION
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
Disaggregated Revenue
Revenue has been disaggregated into the following categories to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Fifty-Two Weeks Ended December 29, 2019
	Domestic	Export	Net Sales
	(In thousands)
U.S.	$7,353,925	$282,791	$7,636,716
U.K. and Europe	2,105,578	278,215	2,383,793
Mexico	1,388,710	—	1,388,710
Net Sales	$10,848,213	$561,006	$11,409,219

	Fifty-Two Weeks Ended December 30, 2018
	Domestic	Export	Net Sales
	(In thousands)
U.S.	$7,166,929	$258,732	$7,425,661
U.K. and Europe	1,844,745	303,921	2,148,666
Mexico	1,363,457	—	1,363,457
Net Sales	$10,375,131	$562,653	$10,937,784

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
Changes in the revenue contract liability balances for the years ended December 29, 2019 and December 30, 2018 were as follows:

	December 29, 2019	December 30, 2018
	(In thousands)
Balance, beginning of year	$33,328	$36,607
Revenue recognized	(57,074)	(59,332)
Cash received, excluding amounts recognized as revenue during the period	65,516	56,053
Balance, end of year	$41,770	$33,328

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
15. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all retirement plans totaled $19.0 million, $12.1 million and $10.8 million in 2019, 2018 and 2017, respectively.
The Company used a year-end measurement date of December 29, 2019 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
Qualified Defined Benefit Pension Plans
The Company sponsors four qualified defined benefit pension plans named the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”), the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan (the “Tulip Plan”) and the Geo Adams Group Pension Fund (the “Geo Adams Plan” and, together with the Tulip Plan, the “U.K. Plans”). The Union Plan covers certain locations or work groups within PPC. The GK Pension Plan covers certain eligible U.S. employees who were employed at locations that the Company purchased through its acquisition of Gold Kist in 2007. Participation in the GK Pension Plan was frozen as of February 8, 2007 for all participants with the exception of terminated vested participants who are or may become permanently and totally disabled. The plan was frozen for that group as of March 31, 2007. The U.K. Plans cover certain eligible active and former U.K. employees who were employed at locations that the Company purchased through its acquisition of Tulip in 2019. Participation in the Tulip Plan was frozen as of October 31, 2007 and participation in the Geo Adams Plan was frozen as of September 5, 2018.
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
Defined Benefit Postretirement Life Insurance Plan
The Company sponsors one defined benefit postretirement life insurance plan named the Gold Kist Inc. Retiree Life Insurance Plan (the “Retiree Life Plan” and together with the Union Plan, the GK Pension Plan, the SERP Plan and the Directors’ Emeriti Plan, the “U.S. Plans”). Pilgrim’s Pride assumed defined benefit postretirement medical and life insurance obligations, including the Retiree Life Plan, through its acquisition of Gold Kist in 2007. In January 2001, Gold Kist began to substantially curtail its programs for active employees. On July 1, 2003, Gold Kist terminated medical coverage for retirees age 65 or older, and only retired employees in the closed group between ages 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. These retired employees all reached the age of 65 in 2012 and liabilities of the postretirement medical plan then ended.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$157,619	$178,247	$1,462	$1,603
Interest cost	6,673	5,463	52	46
Actuarial losses (gains)	20,729	(15,635)	132	(72)
Benefits paid	(8,288)	(10,456)	—	—
Settlements(a)	(10,076)	—	(119)	(115)
Other	8	—	—	—
Tulip acquisition	198,417	—	—	—
Currency translation loss	3,984	—	—	—
Projected benefit obligation, end of year	$369,066	$157,619	$1,527	$1,462

(a)
A settlement is a transaction that is an irrevocable action, relieves the employer or the plan of primary responsibility for a pension or postretirement obligation and eliminates significant risks related to the obligation and the assets used to affect the settlement. A settlement can be triggered when a plan pays lump sums totaling more than the sum of the plan’s interest cost and service cost. The GK Pension Plan met this threshold in 2019 and the Retiree Life Plan met this threshold in 2019 and 2018.

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$102,414	$112,570	$—	$—
Actual return on plan assets	18,904	(10,881)	—	—
Contributions by employer	8,295	11,181	119	115
Benefits paid	(8,288)	(10,456)	—	—
Settlements	(10,076)	—	(119)	(115)
Other	(70)	—	—	—
Tulip acquisition	179,702	—	—	—
Currency translation gain	3,708	—	—	—
Fair value of plan assets, end of year	$294,589	$102,414	$—	$—

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Funded status:	(In thousands)
Unfunded benefit obligation, end of year	$(74,477)	$(55,205)	$(1,527)	$(1,462)

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Amounts recognized in the Consolidated Balance Sheets as of end of year:	(In thousands)
Current liability	$(14,967)	$(8,267)	$(158)	$(149)
Long-term liability	(59,510)	(46,938)	(1,369)	(1,313)
Recognized liability	$(74,477)	$(55,205)	$(1,527)	$(1,462)

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Amounts recognized in accumulated other comprehensive loss at end of year:	(In thousands)
Net actuarial loss (gain)	$58,239	$54,343	$91	$(34)

The accumulated benefit obligation for the Company's defined benefit pension plans was $369.1 million and $157.6 million as of December 29, 2019 and December 30, 2018, respectively. Each of the Company’s defined benefit pension

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

plans had accumulated benefit obligations that exceeded the fair value of plan assets as of December 29, 2019 and December 30, 2018. As of December 29, 2019, the weighted average duration of our defined benefit obligation is 28.31 years.
Net Periodic Benefit Costs
Net benefit costs include the following components:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
	(In thousands)
Interest cost	$6,673	$5,463	$5,571	$52	$46	$51
Estimated return on plan assets	(6,921)	(6,065)	(5,254)	—	—	—
Settlement loss (gain)	3,538	—	—	7	(3)	2
Other	(62)	—	—	—	—	—
Amortization of net loss	1,313	1,203	932	—	—	—
Net cost	$4,541	$601	$1,249	$59	$43	$53

Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Benefit obligation:
Discount rate	2.56%	4.40%	3.69%	2.77%	4.07%	3.39%
Net pension and other postretirement cost:
Discount rate	3.10%	3.69%	4.32%	4.07%	3.39%	3.81%
Expected return on plan assets	4.62%	5.50%	5.50%	NA	NA	NA

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of December 29, 2019 and December 30, 2018, the U.S. Plans used variations of the RP2014 mortality table in combination with the MP2015 mortality improvement scale. As of December 29, 2019, the U.K. Plans used variations of the AxC00 mortality table in combination with the CMI_2018 Sk=7.5 mortality improvement scale for pre-retirement employees and the S3PxA mortality table in combination with the CMI_2018 Sk=7.5 mortality improvement scale for postretirement employees.
The sensitivity of the projected benefit obligation for pension benefits to changes in the discount rate is set out below. The impact of a change in the discount rate of 0.25% on the projected benefit obligation for other benefits is less than $1,000. This sensitivity analysis is based on changing one assumption while holding all other assumptions constant. In practice, this is unlikely to occur, and changes in some of the assumptions may be correlated. When calculating the sensitivity of the defined benefit obligation to variations in significant actuarial assumptions, the same method (present value of the defined benefit obligation calculated with the projected unit credit method at the end of the reporting period) has been applied as that for calculating the liability recognized in the Consolidated Balance Sheets.

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(9,920)	$10,444

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	2019	2018
Cash and cash equivalents	4%	—%
Pooled separate accounts for the Union Plan(a):
Equity securities	2%	4%
Fixed income securities	2%	5%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Equity securities	20%	45%
Fixed income securities	12%	41%
Real estate	2%	5%
Pooled separate accounts for the U.K. Plans(a):
Equity securities	40%	—%
Fixed income funds	18%	—%
Total assets	100%	100%

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

Absent regulatory or statutory limitations, the target asset allocation for the investment of pension assets in the PSAs for the Union Plan is 50% in each of fixed income securities and equity securities, the target asset allocation for the investment of pension assets in the PSAs and/or CCTs for the GK Pension Plan is 35% in fixed income securities, 60% in equity securities and 5% in real estate and investment of pension assets in the PSAs for the U.K. Plans is 28% in fixed income securities, 62% in equity securities and 10% in real estate. The plans only invest in fixed income and equity instruments for which there is a readily available public market. The Company develops its expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which its plans invest.
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 29, 2019 and December 30, 2018:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2019				2018
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$11,582	$—	$—	$11,582	$110	$—	$—	$110
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	3,071	—	3,071	—	2,491	—	2,491
Small/Mid U.S. equity funds(e)	—	372	—	372	—	292	—	292
International equity funds(f)	—	1,878	—	1,878	—	1,489	—	1,489
Fixed income funds(g)	—	4,452	—	4,452	—	4,763	—	4,763
PSAs and CCTs for the GK Pension Plan:
Large U.S. equity funds(d)	—	20,378	—	20,378	—	17,351	—	17,351
Small/Mid U.S. equity funds(e)	—	12,495	—	12,495	—	5,880	—	5,880
International equity funds(f)	—	25,149	—	25,149	—	22,516	—	22,516
Fixed income funds(g)	—	35,627	—	35,627	—	42,217	—	42,217
Real estate(h)	—	5,613	—	5,613	—	5,305	—	5,305
PSAs for the U.K. Plans:
Large U.S. equity funds(d)	—	17,756	—	17,756	—	—	—	—
International equity funds(f)	—	102,494	—	102,494	—	—	—	—
Fixed income funds(e)	—	53,722	—	53,722	—	—	—	—
Total assets	$11,582	$283,007	$—	$294,589	$110	$102,304	$—	$102,414

(a)	Unadjusted quoted prices in active markets for identical assets are used to determine fair value.

(b)	Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.

(c)	Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.

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
Benefit Payments
The following table reflects the benefits as of December 29, 2019 expected to be paid through 2029 from the Company's pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company's other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Pension Benefits	Other Benefits
	(In thousands)
2020	$21,271	$158
2021	18,373	155
2022	17,985	150
2023	18,138	144
2024	18,128	137
2025-2029	87,922	565
Total	$181,817	$1,309

As required by funding regulations or laws, the Company anticipates contributing $15.0 million and $0.2 million to its pension and other postretirement plans, respectively, during 2020.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
	(In thousands)
Net actuarial loss (gain), beginning of year	$54,343	$54,235	$46,494	$(34)	$35	$(31)
Amortization	(1,313)	(1,203)	(932)	—	—	—
Settlement adjustments	(3,538)	—	—	(7)	3	(2)
Actuarial loss (gain)	20,729	(15,635)	15,745	132	(72)	68
Asset loss (gain)	(11,982)	16,946	(7,072)	—	—	—
Net actuarial loss (gain), end of year	$58,239	$54,343	$54,235	$91	$(34)	$35

The Company expects to recognize in net pension cost throughout 2020 an actuarial loss of $1.6 million that was recorded in accumulated other comprehensive income as of December 29, 2019.
Risk Management
Through its plans, the Company is exposed to many risks, the most significant of which are detailed below:
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment named the Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”) and the To-Ricos Employee Savings, Retirement Plan (the “To-Ricos Plan”). The RS Plan is an IRC Section 401(k) salary deferral plan maintained for certain eligible U.S. employees. Under the RS Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation. The Company matches up to 30.0% of the first 2.00% to 6.00% of salary based on the salary deferral and compensation levels up to $245,000. The To-Ricos Plan is an IRC Section 1165(e) salary deferral plan maintained for certain eligible Puerto Rico employees. Under the To-Ricos Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various company matching provisions. The Company maintains three postretirement plans for eligible Mexico employees, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe for eligible U.K. and Europe employees, as required by U.K. and Europe law. Salaried employees can contribute up to 3.0% of salary and the Company matches between 4.0% and 5.5%. Weekly employees can contribute up to 1.0% of wages with a 1.0% Company match.
The Company’s expenses related to its defined contribution plans totaled $13.7 million, $11.4 million and $9.5 million in 2019, 2018 and 2017, respectively.
16. STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss during 2019 and 2018:

	2019(a)
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(55,770)	$(683)	$(71,463)	$82	$(127,834)
Other comprehensive income (loss) before reclassifications	54,662	(2,052)	(1,145)	386	51,851
Amounts reclassified from accumulated other comprehensive loss to net income	—	383	993	(468)	908
Currency translation	—	(54)	—	—	(54)
Net current year other comprehensive income (loss)	54,662	(1,723)	(152)	(82)	52,705
Balance, end of year	$(1,108)	$(2,406)	$(71,615)	$—	$(75,129)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2018(a)
	Losses Related to Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	42,081	(1,848)	(71,434)	61	(31,140)
Other comprehensive income (loss) before reclassifications	(97,851)	829	(939)	867	(97,094)
Amounts reclassified from accumulated other comprehensive loss to net income	—	348	910	(846)	412
Currency translation	—	(12)	—	—	(12)
Net current year other comprehensive income (loss)	(97,851)	1,165	(29)	21	(96,694)
Balance, end of year	(55,770)	(683)	(71,463)	82	(127,834)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(a)		Affected Line Item in the Consolidated and Combined Statements of Income
	2019	2018
	(In thousands)
Realized loss on settlement of derivative financial instruments classified as cash flow hedges	$(383)	$(348)	Cost of sales
Realized gain on sale of securities	619	1,118	Interest income
Amortization of pension and other postretirement plan actuarial losses:
Union Plan(c)	(73)	(49)	Miscellaneous, net
Legacy Gold Kist Plans(b)(c)	(1,240)	(1,154)	Miscellaneous, net
Total before tax	(1,077)	(433)
Tax expense	169	21
Total reclassification for the period	$(908)	$(412)

(a)	Amounts in parentheses represent debits to results of operations.

(b)	The Company sponsors the GK Pension Plan, the SERP Plan, the Directors’ Emeriti Plan and the Retiree Life Plan (collectively, the “Legacy Gold Kist Plans”).

(c)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See “Note 15. Pension and Other Postretirement Benefits” to the Consolidated and Combined Financial Statements.

Share Repurchase Program and Treasury Stock
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of December 29, 2019, the Company had repurchased approximately 132,000 shares under this program with a market value of approximately $3.1 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Restrictions on Dividends
Both the U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. Additionally, the Moy Park Multicurrency Revolving Facility Agreement restricts Moy Park’s ability and the ability of certain of Moy Park’s subsidiaries to, among other things, make payments and distributions to the Company.
17. INCENTIVE COMPENSATION
The Company sponsors short-term incentive plans that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals. Full-time, salaried exempt employees of the Company's U.S. operations who are selected by the administering committee are eligible to participate in the Pilgrim's Short Term Incentive Plan (“STIP”). Certain full-time, salaried employees of the Company’s Mexico operations are eligible to participate in the Pilgrim’s Mexico Incentive Plan (“PMIP”). The Company assumed responsibility for the JFC LLC Long-Term Equity Incentive Plan dated January 1, 2014, as amended (the “JFC LTIP”) through its acquisition of GNP on January 6, 2017. The Company assumed responsibility for the Moy Park Incentive Plan dated January 1, 2013, as amended (the “MPIP”) through its acquisition of Moy Park on September 8, 2017. As of December 29, 2019, the Company has accrued $32.9 million, $1.3 million, $3.8 million and $3.9 million related to cash bonus awards that could potentially be awarded under the STIP, JFC LTIP, MPIP and PMIP, respectively.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and liability-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). Awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). Equity-based awards are converted into shares of the Company's common stock shortly after award vesting. Compensation cost to be recognized for an equity-based awards grant is determined by multiplying the number of awards granted by the closing price of a share of the Company's common stock on the award grant date. Liability-based awards granted under the LTIP are converted into cash shortly after award vesting. Compensation cost to be recognized for a liability-based awards grant is first determined by multiplying the number of awards granted by the closing price of a share of the Company's common stock on the award grant date. However, the compensation cost to be recognized is adjusted at each subsequent milestone date (i.e., forfeiture date, vesting date or financial reporting date) by multiplying the number of awards granted by the closing price of a share of the Company's common stock on the milestone date. As of December 29, 2019, we have in reserve approximately 3.3 million shares of common stock for future issuance under the LTIP. The LTIP will expire pursuant to its terms on December 28, 2019 and no awards will be granted under the LTIP after that date. On May 1, 2019, the Company's stockholders approved the Pilgrim’s Pride Corporation 2019 Long Term Incentive Plan (the “2019 LTIP”) and reserved 2.0 million shares of common stock for awards under the plan. The 2019 LTIP is intended to replace the expiring plan. The 2019 LTIP became effective as of December 28, 2019.
The following awards were outstanding during 2019:

Award Type	Benefit Plan	Awards Granted	Grant Date	Intended Settlement Method	Grant Date Fair Value per Award	Milestone Date Fair Value per Award	Vesting Condition	Vesting Date	Awards Forfeited to Date
RSU	LTIP	410,000	02/14/2018	Stock	25.59	NA	Service	01/01/2019	—
RSU	LTIP	163,764	03/01/2018	Stock	24.93	NA	Service	(a)	45,755
RSU	LTIP	250,351	03/01/2018	Stock	24.93	NA	Performance / Service	(b)	151,229
RSU	LTIP	33,174	03/01/2018	Cash	24.93	32.97	Performance / Service	(c)	—
RSU	LTIP	8,358	05/10/2018	Stock	21.54	NA	Service	(d)	—
RSU	LTIP	2,786	05/10/2018	Cash	21.54	26.86	Service	05/01/2019	—
RSU	LTIP	262,500	12/18/2018	Stock	16.06	NA	Service	07/01/2019	—
RSU	LTIP	396,763	01/07/2019	Stock	16.47	NA	Performance / Service	(e)	92,075
RSU	LTIP	109,654	01/07/2019	Cash	16.47	32.97	Performance / Service	(f)	—
RSU	LTIP	200,000	04/30/2019	Stock	26.91	NA	Service	07/01/2020	—
RSU	LTIP	11,170	05/24/2019	Stock	27.86	NA	Service	(d)	—
RSU	LTIP	470,000	04/30/2019	Stock	26.91	NA	Performance	(g)	—

(a)
The restricted stock units vest in ratable tranches on December 31, 2018, December 31, 2019 and December 31, 2020. Expected compensation cost related to these units totals $2.9 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(b)
The restricted stock units vest in ratable tranches on December 31, 2019, December 31, 2020 and December 31, 2021. Expected compensation cost related to these units totals $2.5 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.

(c)
The restricted stock units vest in ratable tranches on December 31, 2019, December 31, 2020 and December 31, 2021. Expected compensation cost related to these units totals $1.0 million based on a closing stock price for the Company's common stock of $32.97 per share on December 29, 2019. Compensation cost will be amortized to profit/loss over the remaining vesting period.

(d)
These restricted stock units were granted to the non-employees who currently serve on the Company's Board of Directors. Each participating director's units will vest upon his departure from the Company's Board of Directors. Compensation cost was recognized in profit/loss upon the grant date.

(e)
If performance conditions related to the Company's 2019 operating results are satisfied, the restricted stock units vest in ratable tranches on December 31, 2020, December 31, 2021 and December 31, 2022. Expected compensation cost related to these units totals $5.0 million based on a closing stock price for the Company's common stock of $16.47 per share on January 7, 2019. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.

(f)
If performance conditions related to the Company's 2019 operating results are satisfied, the restricted stock units vest in ratable tranches on December 31, 2020, December 31, 2021 and December 31, 2022. Expected compensation cost related to these units totals $3.6 million based on a closing stock price for the Company's common stock of $32.97 per share on December 29, 2019. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.

(g)
If performance conditions related to the Company's 2019 free cash flow results are satisfied, the restricted stock units vest in ratable tranches on July 1, 2022, July 1 2023, and July 1, 2024. Expected compensation cost related to these units totals $6.3 million based on a closing price for the Company's common stock of $26.91 per share on April 30, 2019. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period. Currently, management assumes a 50% probability that the performance conditions will be satisfied.

Compensation costs and the income tax benefit recognized for our share-based compensation arrangements are included below:

	2019	2018	2017
	(In thousands)
Equity-based awards compensation cost:
Cost of sales	$461	$389	$256
Selling, general and administrative expense	9,671	12,764	2,763
Total cost	10,132	13,153	3,019
Income tax benefit	2,466	3,202	1,006
Net cost	$7,666	$9,951	$2,013

Liability-based awards compensation cost:
Selling, general and administrative expense	$671	$—	$—
Income tax benefit	163	—	—
Net cost	$508	$—	$—
The Company’s RSU activity is included below:

	2019		2018		2017
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Equity-based RSUs:
Outstanding at beginning of period	1,069	$22.97	389	$18.39	906	$20.00
Transferred to liability-based awards	(36)	24.67	—	—	—	—
Granted	843	22.01	1,114	23.05	461	18.72
Vested	(723)	22.08	—	—	(714)	18.09
Forfeited	(227)	21.51	(434)	19.06	(264)	25.33
Outstanding at end of period	926	$24.04	1,069	$22.97	389	$18.39

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2019		2018		2017
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Liability-based RSUs:
Outstanding at beginning of period	—	$—	—	$—	—	$—
Transferred from equity-based awards	36	14.77
Granted	110	16.47	—	—	—	—
Vested	(3)	26.86	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of period	143	$32.97	—	$—	—	$—

(a)
The milestone date fair value is either the closing price of the Company’s common stock on the grant date for equity-based awards or the closing price of a share of the Company's common stock on the respective milestone date for cash-based liability-based awards (i.e., grant date, vesting date, forfeiture date or financial reporting date).

The total fair values of equity-based awards and liability-based awards vested during 2019 were $14.0 million and $0.1 million, respectively. No awards vested during 2018.
As of December 29, 2019, the total unrecognized compensation cost related to all nonvested equity-based awards was $13.5 million. This cost is expected to be recognized over a weighted average period of 1.40 years. As of December 29, 2019, the total unrecognized compensation cost related to all nonvested liability-based awards was $3.0 million. This cost is expected to be recognized over a weighted average period of 2.28 years.
Historically, we have issued new shares to satisfy equity-based award conversions.
18. RESTRUCTURING-RELATED ACTIVITIES
In 2018, the Company elected to close its 40 North Foods product incubator operation located in Boulder, Colorado. Implementation of this restructuring initiative is expected to result in total pre-tax charges of approximately $0.6 million, and approximately $0.5 million of these charges are estimated to result in cash outlays. These activities were initiated in the second quarter of 2018 and were substantially completed in the third quarter of 2019.
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

During 2019, the Company recognized the following expenses (income) and paid (received) the following cash related to each restructuring initiative:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Expenses (Income)	Cash Outlays (Receipts)
	(In thousands)
40 North Foods - Other, net	$(84)	$1
GNP - Employee termination benefits	—	76
	$(84)	$77

These expenses (income) are reported in the line item Administrative restructuring activities on the Consolidated and Combined Statements of Income and are recognized in the U.S. reportable segment.
The following table reconciles liabilities and reserves associated with each restructuring initiative from initiative inception to December 29, 2019. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Consolidated Balance Sheets. The ending reserve balance for inventory impairments is reported in the line item Inventories in our Consolidated Balance Sheets.

	40 North Foods			GNP
	Employee Termination Benefits	Other, Net	Total	Employee Termination Benefits	Inventory Impairments	Other, Net	Total
	(In thousands)
Restructuring charges incurred	$—	$—	$—	$3,381	$699	$752	$4,832
Cash payments and disposals	—	—	—	(2,581)	—	—	(2,581)
Liability or reserve as of December 31, 2017	—	—	—	800	699	752	2,251
Restructuring charges incurred	449	150	599	936	(227)	(17)	692
Restructuring income recognized	—	(35)	(35)	—	—	—	—
Cash payments and disposals	(449)	(65)	(514)	(1,500)	(472)	(735)	(2,707)
Cash received	—	36	36	—	—	—	—
Liability or reserve as of December 30, 2018	—	86	86	236	—	—	236
Restructuring income recognized	—	(84)	(84)	—	—	—	—
Cash payments and disposals	—	(85)	(85)	(76)	—	—	(76)
Cash received	—	84	84	—	—	—	—
Liability or reserve as of December 29, 2019	$—	$1	$1	$160	$—	$—	$160

19. RELATED PARTY TRANSACTIONS
Pilgrim's has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	2019	2018	2017
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$14,108	$13,843	$15,289
JBS Five Rivers	—	7,096	31,004
JBS Global (UK) Ltd.	141	—	44
JBS Chile Ltda.	482	60	178
J&F Investimentos Ltd.	—	—	104
Combo, Mercado de Congelados	207	159	—
Seara International Ltd.	—	—	104
Total sales to related parties	$14,938	$21,158	$46,723

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2019	2018	2017
	(In thousands)
Cost of goods purchased from related parties:
JBS USA Food Company(a)	$134,790	$117,596	$101,685
Seara Meats B.V.	22,797	36,223	13,949
JBS Aves Ltda.	—	1,123	—
Seara Internatonal Ltd.	—	—	11,236
JBS Toledo NV	307	445	231
JBS Global (UK) Ltd.	170	21	—
Total cost of goods purchased from related parties	$158,064	$155,408	$127,101

Expenditures paid by related parties:
JBS USA Food Company(b)	$32,161	$62,189	$40,313
JBS S.A.	—	—	3,777
JBS Chile Ltda.	6	33	—
Seara Food Europe Holdings	77	—	—
Seara Alimentos	—	—	64
Total expenditures paid by related parties	$32,244	$62,222	$44,154

Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$9,103	$9,192	$5,376
JBS S.A.	—	170	5
Seara International Ltd.	—	45	—
Seara Meats B.V.	—	—	12
Rigamonti Salumificio S.P.A.	—	—	—
Total expenditures paid on behalf of related parties	$9,103	$9,407	$5,393

Other related party transactions:
Capital contribution (distribution) under tax sharing agreement(c)	$—	$(525)	$5,558
Total other related party transactions	$—	$(525)	$5,558

	December 29, 2019	December 30, 2018
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$643	$1,236
JBS Chile Ltda.	301	—
Combo, Mercado de Congelados	—	79
Seara International Ltda.	—	16
Total accounts receivable from related parties	$944	$1,331

Accounts payable to related parties:
JBS USA Food Company(a)	$2,826	$5,121
JBS Global UK Ltd	5	—
Seara Meats B.V.	988	2,142
JBS Chile Ltda.	—	6
Total accounts payable to related parties	$3,819	$7,269

(a)
The Company routinely execute transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of December 29, 2019 and December 30, 2018, the outstanding payable to JBS USA was $2.8 million and $5.1 million, respectively. As of December 29, 2019 and December 30, 2018, the outstanding receivable from JBS USA was $0.6 million and $1.2 million, respectively. As of December 29, 2019, approximately $0.9 million of goods from JBS USA were in transit and not reflected on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(b)
The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for both companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. This agreement expires on December 31, 2020.

(c)
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
Purchase Obligations
The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, wheat and electricity. As of December 29, 2019, the Company was party to outstanding purchase contracts totaling $328.6 million payable in 2020. There were no outstanding purchase contracts in 2021.
Operating Leases
Additional information regarding operating leases is included in “Note 9. Leases.”
Financial Instruments
The Company’s loan agreements generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (1) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (2) any tax, duty or other charge with respect to the loan (except standard income tax) or (3) capital adequacy requirements. In addition, some of the Company’s loan agreements contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law. These increased cost and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts the Company could be obligated to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default, and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.
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
Tax Claims and Proceedings
During 2014 and 2015 the Mexican Tax Authorities opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“APPM”) in regards to tax years 2009 and 2010, respectively.  In both instances, the Mexican Tax Authorities claim that controlled company status did not exist for certain subsidiaries because APPM did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Commercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R. L. de C.V. (in 2010).  As a result, APPM should have considered dividends paid out of these subsidiaries partially taxable since a portion of the dividend amount was not paid from the net tax profit account (CUFIN).  APPM is currently appealing. Amounts under appeal are $24.3 million and $16.1 million for tax years 2009 and 2010, respectively. No loss has been recorded for these amounts at this time.
Other Claims and Proceedings

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and October 22, 2019, 32 individual direct action complaints (Affiliated Foods, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00700; U.S. Foods Inc. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00702; Action Meat Distributors, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Jetro Holdings, LLC v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al., v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ's Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer); Shamrock Foods Company, et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 1:18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00354, Hooters of America, LLC v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00390, Darden Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00530; Associated Grocers, Inc., et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-00638; Checkers Drive-In Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-01283; Conagra Brands, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02190, Giant Eagle, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-02758; Save Mart Supermarkets v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02805; Walmart Inc., et al. v. Pilgrim’s Pride Corporation, et al., Case No. 1:19-cv-03915 (transferred from the U.S. District Court for the Western District of Arkansas on June 11, 2019, following Plaintiffs’ unopposed motion to transfer); Services Group of America, Inc. v. Tyson Food, Inc., et al., Case No. 1:19-cv-04194; Restaurants of America, Inc., et al. v. Tyson Foods, Inc., et al., No. 19-cv-04824; Anaheim Wings, d/b/a Hooters of Anaheim, et al. v. Tyson Foods, Inc., et al., No. 19-cv-05229; Amigos Meat Distributors, LP, et al. v. Tyson Foods, Inc., et al., No. 19-cv-05424; PJ Food Service, Inc. v. Tyson Foods, Inc., et al., No. 19-cv-6141; The Golub Corporation, et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 19-cv-06955; and Commonwealth of Puerto Rico v. Koch Foods, Inc., et al., Case No. 3:19-cv-01605 (transferred from the U.S. District Court for the District of Puerto Rico)) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated. On June 21, 2019, the U.S. Department of Justice (the “DOJ”) filed a motion to intervene and stay discovery in the In re Broiler Chicken Antitrust Litigation for a period of six months. Following a hearing on June 27, 2019, on June 28, 2019, the Court granted the government’s motion to intervene, ordering a limited stay first until September 27, 2019, and then, following a subsequent request for an extension by the DOJ, to June 27, 2020. On July 1, 2019, the DOJ issued a subpoena to PPC in connection with its investigation. PPC is currently in the process of complying with the subpoena. On December 18, 2019, the Court reset the date for the lifting of the stay to March 31, 2020. On January 29, 2020, the Court issued a scheduling order through trial, which contemplates class certification briefing and related expert reports proceeding from June 18, 2020 to November 25, 2020, the close of all merits fact discovery on December 18, 2020, and summary judgment briefing and related expert reports proceeding from January 15, 2021 to August 10, 2021. The Court has set a trial date of April 4, 2022.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (2) its conduct constituted a violation of federal antitrust laws, (3) PPC’s revenues during the class period were the result of illegal conduct and (4) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive and seeks compensatory damages. On April 4, 2017, the Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Court’s decision and for permission to file a Second

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. As of the date of these financial statements, the plaintiff has not yet filed a Second Amended Complaint.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Court initially held oral argument on January 19, 2018, during which it considered and granted only certain other defendants’ motions challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma court occurred on April 20, 2018. In addition, on March 12, 2018, the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) enjoined the plaintiffs from litigating the Grower Litigation complaint as pled against PPC because allegations in the consolidated complaint violate the confirmation order relating to PPC’s bankruptcy proceedings in 2008 and 2009. Specifically, the 2009 bankruptcy confirmation order bars any claims against PPC based on conduct occurring before December 28, 2009. On March 13, 2018, PPC notified the trial court of the Bankruptcy Court’s injunction. On January 6, 2020, the Court held a motion hearing and denied the pending Rule 12 motion and lifted the stay on discovery. The Court also set a briefing schedule for the plaintiffs to file a motion seeking leave to amend their complaint in light of the Bankruptcy Court’s injunction. Plaintiffs’ Motion for Leave to Amend is due on January 27, 2020, and Defendants’ response is due on February 18, 2020. A status conference is set for April 6, 2020.
On March 9, 2017, a stockholder derivative action styled as DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of PPC’s directors and its Chief Financial Officer, Fabio Sandri, in the District Court for the County of Weld in Colorado. The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. On April 17, 2017, a related stockholder derivative action styled Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of PPC’s directors and its Chief Financial Officer in the District Court for the County of Weld in Colorado. The Brima complaint contains largely the same allegations as the DiSalvio complaint. On May 4, 2017, the plaintiffs in both the DiSalvio and Brima actions moved to (1) consolidate the two stockholder derivative cases, (2) stay the consolidated action until the resolution of the motion to dismiss in the Hogan putative securities class action, and (3) appoint co-lead counsel. The Court granted the motion on May 8, 2017, staying the proceedings pending resolution of the motion to dismiss in the Hogan action.
On January 24, 2018 a stockholder derivative action styled as Sciabacucchi v. JBS S.A. et al. was brought against all of PPC’s directors, JBS S.A., JBS USA Holdings and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of PPC’s acquisition of Moy Park. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. Both complaints sought compensatory damages. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. Also by stipulation, various defendants have been voluntarily dismissed from the case without prejudice. The remaining defendants are JBS S.A., JBS USA Holding, and directors Lovette, Nogueira de Souza, Tomazoni, and Molina. PPC also remains in the case as a nominal defendant. On March 15, 2019, the Chancery Court denied the non-PPC defendants’ motion to dismiss. As a result, the case proceeded to discovery, and trial was scheduled to commence in November 2020. On October 3, 2019, the parties entered into a stipulation agreeing to settle the dispute for (1) a cash payment to PPC by the non-PPC defendants of $42.5 million less any fees and expenses awarded to the plaintiffs’ counsel, as well as any applicable taxes, and (2) corporate governance changes to be implemented by PPC. No portion of the settlement amount will be paid by PPC to the non-PPC defendants. The settlement was approved by the Court of Chancery on January 28, 2020.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland against PPC and a number of other chicken producers, as well as WMS (Webber, Meng, Sahl and Company) and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. The four cases are Jien v. Perdue Farms, Inc., Case No. 19-cv-2521; Earnest v. Perdue Farms, Inc. et al., Case No. 19-cv-02680; Robinson v. Tyson Foods, Inc. et al., Case No. 19-cv-02960; and Avila v. Perdue Farms, Inc., et al., Case No. 19-cv-03018 (together, the “Wages Litigation”). On November 12, 2019, the Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs informed the defendants and the Court they would be amending their complaint, which they did on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint extended to include more class members and

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

turkey processors as well as chicken. The defendants’ motions to dismiss the consolidated amended complaint are due on March 2, 2020, with oppositions due on April 24, 2020 and replies on May 21, 2020.
PPC believes it has strong defenses in each of the above litigations and intends to contest them vigorously. PPC cannot predict the outcome of these actions nor when they will be resolved. If the plaintiffs were to prevail in any of these litigations, PPC could be liable for damages, which could be material and could adversely affect its financial condition or results of operations.
J&F Investigation
On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and together with the companies controlled by J&F, the “J&F Group”), a company organized in Brazil and an indirect controlling stockholder of the Company, including a former senior executive and former board members of the Company, entered into cooperation agreements (acordos de colaboração) (collectively, the “Cooperation Agreements”) with the Office of the Prosecutor General (Procuradoria-Geral da República), or PGR, in connection with certain illicit conduct by J&F and such individuals acting in their capacity as J&F executives. The details of such illicit conduct are set forth in separate annexes to the Cooperation Agreements, and include admissions of improper payments to politicians and political parties in Brazil during a ten-year period in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.
On June 5, 2017, J&F, for itself and as the controlling shareholder of the J&F Group companies, entered into a leniency agreement (the “Leniency Agreement”) with the Federal Prosecution Service (Ministério Público Federal), or MPF, whereby J&F assumed responsibility for the conduct that was described in the annexes to the Cooperation Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of 10.3 billion Brazilian reais (R$), adjusted for inflation, over a 25-year period. J&F has made five R$50.0 million payments, representing R$250.0 million of the total fine, which payments have been accepted by the MPF. Various proceedings by Brazilian governmental authorities remain pending against J&F and certain of its former or current officers seeking to invalidate the Cooperation Agreements and impose more severe penalties for additional alleged illicit conduct that was not disclosed in the annexes to the Cooperation Agreements.
On December 11, 2017, the PGR requested to the STF the termination of the Cooperation Agreements executed by Joesley Mendonça Batista and a former executive of J&F alleging, among others, that they received improper support by a member of the PGR on the negotiation of their Cooperation Agreements. On May 17, 2018, the PGR requested to the Federal Supreme Court (Supremo Tribunal Federal), or STF, the termination of the Cooperation Agreements executed by Wesley Mendonça Batista and another J&F executive on the same grounds. Within such proceedings, on December 17, 2018, the STF issued a ruling that there is no necessary link between the termination of the Cooperation Agreements, on the one hand, and the Leniency Agreement on the other hand and that the termination of the Cooperation Agreements would not automatically invalidate the Leniency Agreement. However, a final decision by the STF on the termination of the Cooperation Agreements may change such ruling and directly impact the Leniency Agreement. On April 30, 2019, in connection with an administrative proceeding relating to the Leniency Agreement, the MPF argued that if the STF terminated the Cooperation Agreements, such termination could have repercussions with respect to the Leniency Agreement. According to the MPF, such repercussions could include termination of the Leniency Agreement and the inclusion of additional fines or other obligations that would be payable by J&F.
We cannot assure you that the Leniency Agreement will not be impacted by the termination of any of the Cooperation Agreements or that the MPF will not continue to argue to the STF that the termination of the Cooperation Agreements by the STF should affect the Leniency Agreement. If the Leniency Agreement is terminated or nullified, the facts included therein could be exposed to potential proceedings and sanctions by Brazilian governmental authorities, which could have a material adverse effect on our business, reputation and financial condition.
In accordance with the terms of the Leniency Agreement, J&F is conducting internal investigations and has engaged outside advisors to assist in conducting these investigations, which are ongoing, and with which we are fully cooperating. In addition, JBS S.A., JBS USA and the Company have (i) conducted an independent investigation in connection with matters disclosed in the Leniency Agreement and the Cooperation Agreements; and (ii) communicated with relevant U.S. authorities, including the Department of Justice and the Securities and Exchange Commission, regarding the factual findings of these investigations. Additionally, JBS S.A. and the Company have taken, and are continuing to take, measures to enhance their compliance programs, including to prevent and detect bribery and corruption.
We cannot predict when these investigations will be completed or the results of such investigations, including whether any litigation will be brought against us or the outcome or impact of any resulting litigation, nor can we predict any potential actions that may be taken by such relevant U.S. authorities, which could include substantial fines and penalties, violations that impact our disclosure, and which could also result in litigations by shareholders against us.
In addition, we cannot guarantee that the investigations will not uncover other instances of prior illicit conduct by any of the parties to the Leniency Agreement or any of the Cooperation Agreements, or by other parties affiliated with us (including,

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

without limitation, any of our shareholders, directors, officers, employees, agents or third parties acting in our name) which are not party to the Leniency Agreement or the Cooperation Agreements. It is possible that other facts not covered by the Leniency Agreement or the Cooperation Agreements will be discovered in the future. If that occurs, Brazilian authorities may bring proceedings and impose sanctions, fines or other penalties in relation to any such additional uncovered facts and may seek to use such discoveries to invalidate or terminate the Leniency Agreement or the Cooperation Agreements.
Separately, Joesley Mendonça Batista and Wesley Mendonça Batista (who equally and indirectly own 100% of the equity interests in J&F), JBS S.A. and other defendants are party to administrative proceedings and/or sanctioning administrative proceedings initiated by the CVM. The matters under investigation with respect to Joesley Mendonça Batista and Wesley Mendonça Batista include possible violations of Brazilian laws regarding the following: insider trading in regulated market transactions, management due diligence obligations in connection with internal controls, misuse of JBS S.A.’s assets and conflicts of interest in approving management accounts. On September 25, 2018, the Board of Commissioners of the CVM rejected the settlement proposal submitted jointly by Joesley Mendonça Batista and Wesley Mendonça Batista, JBS S.A. and the other defendants to end the administrative proceedings related to insider trading in regulated market transactions and management due diligence obligations in connection with internal controls. On December 3, 2019, the Board of Commissioners of the CVM rejected their settlement proposal to close the sanctioning administrative proceeding regarding the misuse of JBS S.A.’s assets. These proceedings in Brazil are ongoing and their results cannot be predicted.
Any further adverse developments in these, or other, matters involving Joesley Mendonça Batista and Wesley Mendonça Batista or other parties affiliated with us (including, without limitation, any of our shareholders, directors, officers, employees, agents or third parties acting in our name), could subject us to potential fines or penalties set forth under applicable law, materially adversely affect our public perception or reputation and could have a material adverse effect on us, including: (1) threatening our ability to obtain new financing, which could impair our ability to operate our business; and (2) shifting management’s focus to these matters, which could harm our ability to meet our strategic objectives. Additionally, while we have taken, and are continuing to take, measures to enhance our compliance programs, which are intended to assist us in detecting and prevent bribery and corruption, there can be no assurance that these efforts will enable us to detect or prevent all such activities.
We will monitor the results of the investigations and J&F will continue to engage in dialogue with the relevant U.S. authorities. Any proceedings that require us to make substantial payments, affect our reputation or otherwise interfere with our business operations could have a material adverse effect on our business, financial condition and operating results.
21. MARKET RISKS AND CONCENTRATIONS
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. The Company does not have a single customer that exceeds the 10% of net sales. For the year ended December 29, 2019, our largest single customer was 6.5% of net sales. The Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.
As of December 29, 2019, we employed approximately 31,900 persons in the U.S. reportable segment, approximately 11,000 persons in the Mexico reportable segment and approximately 15,600 persons in the U.K. and Europe reportable segment. Approximately 35.8% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2020 or later, with the exception. On May 31, 2019, a labor contract had expired at our To-Ricos facility, however, the labor contact is extended until a new agreement is reached. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
As of December 29, 2019, the aggregate carrying amount of net assets belonging to our Mexico and U.K. and Europe reportable segments was $873.9 million and $2.1 billion, respectively. As of December 30, 2018, the aggregate carrying amount of net assets belonging to our Mexico and U.K. and Europe reportable segments was $829.7 million and $1.6 billion, respectively.
22. REPORTABLE SEGMENTS
The Company operates in three reportable segments: U.S., U.K. and Europe and Mexico. The Company measures segment profit as operating income. Corporate expenses are allocated to the Mexico and U.K. and Europe reportable segments based upon

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. reportable segment.
U.S. Reportable Segment
We conduct separate operations in the continental U.S. and in Puerto Rico. For segment reporting purposes, the Puerto Rico operations are included in the U.S. reportable segment. The chicken products processed by the U.S. reportable segment are sold to foodservice, retail and frozen entrée customers. The segment’s primary distribution is through retailers, foodservice distributors and restaurants. On January 6, 2017, the Company acquired GNP, a vertically integrated poultry business with locations in Minnesota and Wisconsin. GNP's results from operations subsequent to the acquisition date are included in the U.S. reportable segment.
U.K. and Europe Reportable Segment
The U.K. and Europe reportable segment processes primarily chicken and pork products that are sold to foodservice, retail and frozen entrée customers. The segment’s primary distribution is through retailers, foodservice distributors and restaurants. On October 15, 2019, the Company completed the acquisition of Tulip, a leading integrated pork supplier operating within the U.K., from Danish Crown AmbA. On September 8, 2017, the Company acquired Moy Park, one of the top-ten food companies in the U.K., Northern Ireland's largest private sector business and one of Europe's leading poultry producers, from JBS S.A. in a common-control transaction.
Mexico Reportable Segment
The chicken products processed by the Mexico reportable segment are sold to foodservice, retail and frozen entrée customers. The segment’s primary distribution is through retailers, foodservice distributors and restaurants.
Additional information regarding reportable segments is as follows:

	December 29, 2019(a)	December 30,2018(b)	December 31, 2017(c)
	(In thousands)
Net sales
U.S.	$7,636,716	$7,425,661	$7,443,222
U.K. and Europe	2,383,793	2,148,666	1,996,319
Mexico	1,388,710	1,363,457	1,328,322
Total	$11,409,219	$10,937,784	$10,767,863

(a)	For the year 2019, the United States reportable segment had intercompany sales to the Mexico reportable segment of $188.9 million. These sales consisted of fresh products, prepared products and grain.

(b)	For the year 2018, the United States reportable segment had intercompany sales to the Mexico reportable segment of $100.7 million. These sales consisted of fresh products, prepared products and grain.

(c)	For the year 2017, the United States reportable segment had intercompany sales to the Mexico reportable segment of $84.3 million. These sales consisted of fresh products, prepared products and grain.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Operating income
U.S.	$487,275	$291,381	$841,492
U.K. and Europe	79,182	84,524	77,105
Mexico	124,015	119,649	153,631
Elimination	96	132	94
Total operating income	690,568	495,686	1,072,322
Interest expense, net of capitalized interest	132,630	162,812	107,183
Interest income	(14,277)	(13,811)	(7,730)
Foreign currency transaction loss (gain)	6,917	17,160	(2,659)
Gain on bargain purchase	(56,880)	—	—
Miscellaneous, net	4,633	(2,702)	(6,538)
Income before income taxes	617,545	332,227	982,066
Income tax expense	161,009	85,423	263,899
Net income	$456,536	$246,804	$718,167

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Depreciation and amortization:
U.S.	$207,584	$196,079	$195,259
U.K. and Europe	60,499	50,586	49,562
Mexico	19,147	27,423	27,003
Total	$287,230	$274,088	$271,824

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Capital expenditures:
U.S.	$269,609	$257,913	$258,495
U.K. and Europe	58,795	58,334	52,349
Mexico	19,716	32,419	29,028
Total	$348,120	$348,666	$339,872

	December 29, 2019	December 30, 2018
	(In thousands)
Total assets:
U.S.	$3,364,171	$3,067,248
U.K. and Europe	2,824,382	1,986,938
Mexico	913,811	877,016
Total	$7,102,364	$5,931,202

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Net sales to customers by customer location:
U.S.	$7,355,631	$7,173,280	$7,452,758
Mexico	1,437,081	1,411,727	1,019,170
Asia	175,296	158,864	136,144
Europe	2,363,017	2,134,822	2,000,843
Canada, Caribbean and Central America	31,808	26,450	114,543
Africa	28,400	21,286	29,905
South America	17,384	10,704	13,279
Pacific	602	651	1,221
Total	$11,409,219	$10,937,784	$10,767,863

	December 29, 2019(b)	December 30, 2018
	(In thousands)
Long-lived assets(a):
U.S.	$1,789,530	$1,506,217
U.K. and Europe	801,887	359,621
Mexico	302,157	295,864
Total	$2,893,574	$2,161,702

(a)
For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

(b)	For the year 2019 and going forward, operating leases assets are and will be included in long-lived assets for this disclosure.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table sets forth, for the periods beginning with 2017, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of products.

	2019	2018	2017
	(In thousands)
U.S. chicken:
Fresh	$6,214,954	$5,959,458	$5,700,503
Prepared	842,365	773,983	950,378
Exports	282,791	258,732	213,595
Total U.S. chicken	7,340,110	6,992,173	6,864,476
U.K. and Europe chicken:
Fresh	918,852	925,124	846,575
Prepared	817,292	865,864	792,284
Exports	262,041	303,921	318,699
Total U.K. and Europe chicken	1,998,185	2,094,909	1,957,558
Mexico chicken:
Fresh	1,245,976	1,252,403	1,245,144
Prepared	95,733	76,860	58,512
Total Mexico chicken	1,341,709	1,329,263	1,303,656
Total chicken	10,680,004	10,416,345	10,125,690
U.K. and Europe pork:
Fresh	135,985	—	—
Prepared	134,426	—	—
Exports	16,174	—	—
Total U.K. and Europe pork	286,585	—	—
Other products:
U.S.	296,606	433,488	578,746
U.K. and Europe	99,023	53,757	38,761
Mexico	47,001	34,194	24,666
Total other products	442,630	521,439	642,173
Total net sales	$11,409,219	$10,937,784	$10,767,863

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

23. QUARTERLY RESULTS (UNAUDITED)

2019	First	Second	Third	Fourth(a)	Year
	(In thousands, except per share data)
Net sales	$2,724,675	$2,843,085	$2,777,970	$3,063,489	$11,409,219
Gross profit	218,939	367,864	282,197	201,394	1,070,394
Net income attributable to PPC common stockholders	84,011	170,068	109,765	92,080	455,924
Net income per share amounts - basic	0.34	0.68	0.44	0.37	1.83
Net income per share amounts - diluted	0.34	0.68	0.44	0.37	1.83
Number of days in period	91	91	91	91	364

2018	First(b)	Second(c)	Third(d)	Fourth(e)	Year
	(In thousands, except per share data)
Net sales	$2,746,678	$2,836,713	$2,697,604	$2,656,789	$10,937,784
Gross profit	287,665	274,222	169,741	111,848	843,476
Net income (loss) attributable to PPC common stockholders	119,418	106,541	29,310	(7,324)	247,945
Net income (loss) per share amounts - basic	0.48	0.43	0.12	(0.03)	1.00
Net income (loss) per share amounts - diluted	0.48	0.43	0.12	(0.03)	1.00
Number of days in period	91	91	91	91	364

2017	First(f)	Second(g)	Third(h)	Fourth(i)	Year
	(In thousands, except per share data)
Net sales	$2,479,340	$2,752,286	$2,793,885	$2,742,352	$10,767,863
Gross profit	256,388	474,838	478,584	261,804	1,471,614
Net income attributable to PPC common stockholders	93,921	233,641	232,680	134,337	694,579
Net income per share amounts - basic	0.38	0.94	0.94	0.54	2.79
Net income per share amounts - diluted	0.38	0.94	0.93	0.54	2.79
Number of days in period	91	91	91	98	371

(a)
On October 15, 2019, the Company acquired 100% of the equity of Tulip Limited and its subsidiaries (together, “Tulip”) from Danish Crown AmbA for £310.0 million, or $391.5 million for cash. In the fourth quarter of 2019, the Company recognized a bargain purchase gain of $56.9 million and transaction costs of approximately $1.3 million related to the acquisition of Tulip.

(b)
In the first quarter of 2018, the Company recognized impairment charges of approximately $0.5 million related to the Luverne, Minnesota plant held for sale. Also in the first quarter of 2018, the Company had transaction costs of approximately $0.2 million related to the acquisition of Moy Park and GNP.

(c)	In the second quarter of 2018, the Company recognized impairment charges of approximately $0.1 million related to its 40 North Foods leasehold improvements.

(d)	In the third quarter of 2018, the Company recognized impairment charges of approximately $0.3 million related to the Luverne, Minnesota plant held for sale.

(e)
In the fourth quarter of 2018, the Company recognized impairment charges of approximately $2.6 million related to Rose Energy Ltd. within its U.K. and Europe reportable segment. Also in the fourth quarter of 2018, the Company recognized nonrecurring charges of $3.0 million and $11.9 million related to Hurricane Michael and Hurricane Maria, respectively. Hurricane Michael hit the Company’s Live Oak complex in October 2018, causing two days of plant closure. Hurricane Maria hit the Company’s Puerto Rico complex in September 2017, causing six months of plant closure.

(f)
On January 6, 2017, the Company acquired 100% of the membership interests of GNP from Maschhoff Family Foods, LLC for a cash purchase price of $350 million. In the first quarter, the Company had transaction costs of approximately $0.6 million for the acquisition of GNP.

(g)	In the second quarter of 2017, the Company recognized impairment charges of approximately $3.5 million related to its Athens, Alabama plant held for sale.

(h)	In the third quarter of 2017, the Company had transaction costs of approximately $15.0 million for the acquisition of Moy Park.

(i)	In the fourth quarter of 2017, the Company had transaction costs of approximately $4.5 million for the acquisition of Moy Park.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

24. PUERTO RICO HURRICANE IMPACT
Hurricane Maria became the strongest storm to make landfall in Puerto Rico in 85 years when it came ashore on September 20, 2017. The Company suffered significant damage because of the storm. Pilgrim’s lost 2.1 million birds on the island, many of the Company’s contract growers lost their poultry houses, and the Company incurred damage at its processing plant, feed mill and hatchery.
Estimated damages incurred by the Company through December 30, 2018 included property and casualty losses related to its facilities totaling $5.2 million and a business interruption loss totaling $15.1 million, resulting primarily from damages suffered by its contract growers and damage to the island’s roadways and power grid. These losses, which were recognized by the U.S. reportable segment, are included in Cost of sales on the Consolidated and Combined Statements of Income.
SCHEDULE II
PILGRIM’S PRIDE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged to Operating Results	Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Trade Accounts and Other Receivables—
Allowance for Doubtful Accounts:
2019	$8,057	$1,690	$110	$2,390	(a)	$7,467
2018	8,145	1,633	(39)	1,682	(a)	8,057
2017	6,661	2,683	339	1,538	(a)	8,145
Trade Accounts and Other Receivables—
Allowance for Sales Adjustments:
2019	$12,987	$267,165	$—	$271,772	(b)	$8,380
2018	9,477	254,135	—	250,625	(b)	12,987
2017	4,874	185,198	—	180,595	(b)	9,477
Deferred Tax Assets—
Valuation Allowance:
2019	$26,150	$—	$8,190	$818	(c)	$33,522
2018	14,479	11,776	—	105	(c)	26,150
2017	25,611	—	—	11,132	(c)	14,479
(a)    Uncollectible accounts written off, net of recoveries.
(b)    Deductions either written off, rebilled or reclassified as liabilities for market development fund rebates.
(c)    Reductions in the valuation allowance.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 29, 2019. Consistent with guidance issued by the SEC for a recently acquired business, management is excluding the internal control over financial reporting of Tulip from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 29, 2019. Total assets and net sales of Tulip, which the company acquired in the fourth quarter of 2019, included in our Consolidated and Combined Financial Statements as of and for the fifty-two weeks ended December 29, 2019 were $689.5 million and $306.7 million, respectively. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 29, 2019, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 29, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As mentioned above, the Company acquired Tulip on October 15, 2019. The Company is in the process of reviewing the internal control structure of Tulip and, if necessary, will make appropriate changes as it integrates Tulip into the Company's overall internal control over financial reporting process.
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
PPC's management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019 based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control Integrated Framework (2013). The Company’s evaluation of internal control over financial reporting did not include the internal control over financial reporting of Tulip, which the Company acquired in the fourth quarter of 2019. Total assets and revenue of Tulip included in our Consolidated and Combined Financial Statements as of and for the fifty-two weeks ended December 29, 2019 were $689.5 million and $306.7 million, respectively.
Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 29, 2019.
KPMG LLP, an independent registered public accounting firm which audited our Consolidated and Combined Financial Statements included in this Form 10-K, has issued an unqualified report on the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019. That report is included in this Item 9A of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Pilgrim’s Pride Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Pilgrim’s Pride Corporation’s and subsidiaries’ (the Company) internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2019 and December 30, 2018, the related consolidated and combined statements of income, comprehensive income, stockholders’ equity, and cash flows for the fifty-two weeks ended December 29, 2019, the fifty-two weeks ended December 30, 2018, and the fifty-three weeks ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated and combined financial statements), and our report dated February 19, 2020 expressed an unqualified opinion on those consolidated and combined financial statements.

The Company acquired Tulip Limited during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019, Tulip Limited’s internal control over financial reporting associated with total assets of $690 million and total revenues of $307 million included in the consolidated and combined financial statements of the Company as of and for the fifty-two weeks ended December 29, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Tulip Limited.
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
/s/ KPMG LLP
Denver, Colorado
February 20, 2020

Item 9B. Other Information

None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers has been presented under “Information about our Executive Officers” included in “Item 1. Business,” above.
We have adopted a Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and our Chief Financial Officer and Principal Accounting Officer. The full text of our Code of Business Conduct and Ethics is published on our website, at www.pilgrims.com, under the “Investors-Corporate Governance” caption. We intend to disclose, if required, future amendments to, or waivers from, certain provisions of this Code on our website within four business days following the date of such amendment or waiver.
The other information required by Item 10 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan Category(a)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(b)	Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by securities holders	926	$24.04	2,000,000
Equity compensation plans not approved by securities holders	—	—	—
Total	926	$24.04	2,000,000

(a)
The table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 29, 2019. For additional information concerning terms of the LTIP, see “Note 17. Incentive Compensation” of our Consolidated and Combined Financial Statements included in this annual report.

(b)	These amounts represent restricted stock units outstanding, but not yet vested, as of December 29, 2019.
The other information required by Item 12 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.

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

2.2
Amendment No.1 to the Stock Purchase Agreement by and between the Company and JBS USA Holding Lux, S.à.r.l., formerly known as JBS USA Holdings, LLC, dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A (No. 001-09273) filed January 22, 2010).

2.3
Share Purchase Agreement, dated as of September 8, 2017, among JBS S.A., Granite Holdings S.à r.l., Onix Investments UK Limited and the Company (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 11, 2017).

2.4	Share Purchase Agreement, dated as of August 25, 2019, by and among Tulip International (UK) Limited and Onix Investments UK Limited.*

2.5	Exhibits to the Share Purchase Agreement, dated as of August 25, 2019, by and among Tulip International (UK) Limited and Onix Investments UK Limited.*

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on November 8, 2017).

4.1
Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holding Lux, S.à.r.l., formerly known as JBS USA Holdings, LLC, as amended (incorporated by reference from Exhibit 3.3 to the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

4.2	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 29, 2009).

4.3
Indenture dated as of March 11, 2015 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and Wells Fargo Bank, National Association, as Trustee, Form of Senior 5.750% Note due 2025, and Form of Guarantee attached (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K (No 001-09273) filed on March 11, 2015).

4.4
Indenture dated as of September 29, 2017 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc., Gold’n Plump Poultry, LLC, Gold’n Plump Farms, LLC, JFC LLC and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on October 3, 2017).

4.5	Form of Senior 5.750% Note due 2025 (included in Exhibit 4.3).
4.6	Form of Senior 5.875% Note due 2027 (included in Exhibit 4.4).

4.7	Description of Securities Registered Pursuant to Section 12(b) of the Exchange Act.*

10.1	Pilgrim’s Pride Corporation Short-Term Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 30, 2009). †

10.2	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 30, 2009). †

10.3
Employment Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on January 18, 2011). †

10.4
Restricted Share Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on January 18, 2011). †

10.5	Pilgrim’s Pride Corporation 2012 Long Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 10, 2012). †

10.6	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 10, 2012). †

10.7
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

10.8
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

10.9
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

10.10
Multicurrency Revolving Facility Agreement, dated as of June 2, 2018, by and among Moy Park Holdings (Europe) Limited, certain of its subsidiaries, the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on June 12, 2018).

10.11
Fourth Amended and Restated Credit Agreement, dated as of July 20, 2018, by and among Pilgrim’s Pride Corporation, certain of its subsidiaries, CoBank ACB, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on July 24, 2018).

10.12
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

10.13
Transition Agreement, dated as of March 22, 2019, between William W. Lovette and the Company (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on May 2, 2019).†

10.14	2019 Pilgrim’s Pride Corporation Long-Term Incentive Program.†

10.15	Incentive Compensation Agreement, dated as of 03/22/2019, between Jayson Penn and the Company.†

21	Subsidiaries of Registrant.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement

Item 16. Form 10-K Summary

None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2020.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT that the undersigned officers and directors of Pilgrim’s Pride Corporation do hereby constitute and appoint Jayson J. Penn and Fabio Sandri,  and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gilberto Tomazoni	Chairman of the Board	February 20, 2020
Gilberto Tomazoni

/s/ Jayson J. Penn	President and Chief Executive Officer	February 20, 2020
Jayson J. Penn	(Principal Executive Officer)

Chief Financial Officer
/s/ Fabio Sandri	(Principal Financial Officer and	February 20, 2020
Fabio Sandri	Principal Accounting Officer)

/s/ Farha Aslam	Director	February 20, 2020
Farha Aslam

/s/ Arquimedes A. Celis	Director	February 20, 2020
Arquimedes A. Celis

/s/ Michael L. Cooper	Director	February 20, 2020
Michael L. Cooper

/s/ Wallim Cruz de Vasconcellos Junior	Director	February 20, 2020
Wallim Cruz de Vasconcellos Junior

/s/ Charles Macaluso	Director	February 20, 2020
Charles Macaluso

/s/ Denilson Molina	Director	February 20, 2020
Denilson Molina

/s/ Andre Nogueira de Souza	Director	February 20, 2020
Andre Nogueira de Souza

/s/ Vincent Trius	Director	February 20, 2020
Vincent Trius