Form 10-Q
period 2020-03-29
PILGRIMS PRIDE CORP
filed 2020-04-30
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of April 29, 2020, was 246,737,862.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29, 2020	December 29, 2019
	(In thousands)
Cash and cash equivalents	$511,183	$260,568
Restricted cash and cash equivalents	25,234	20,009
Trade accounts and other receivables, less allowance for doubtful accounts	754,246	741,281
Accounts receivable from related parties	743	944
Inventories	1,362,358	1,383,535
Income taxes receivable	53,495	60,204
Prepaid expenses and other current assets	152,920	131,695
Total current assets	2,860,179	2,598,236
Deferred tax assets	4,443	4,426
Other long-lived assets	34,511	36,325
Identified intangible assets, net	568,183	596,053
Goodwill	935,266	973,750
Operating lease assets, net	286,606	301,513
Property, plant and equipment, net	2,562,794	2,592,061
Total assets	$7,251,982	$7,102,364

Accounts payable	$915,663	$993,780
Accounts payable to related parties	7,998	3,819
Revenue contract liability	32,084	41,770
Accrued expenses and other current liabilities	532,509	575,319
Income taxes payable	1,951	7,075
Current maturities of long-term debt	25,877	26,392
Total current liabilities	1,516,082	1,648,155
Noncurrent operating lease liability, less current maturities	219,860	235,382
Long-term debt, less current maturities	2,620,907	2,276,029
Noncurrent income taxes payable	7,731	7,731
Deferred tax liabilities	309,471	301,907
Other long-term liabilities	101,440	97,100
Total liabilities	4,775,491	4,566,304
Common stock	2,612	2,611
Treasury stock	(262,798)	(234,892)
Additional paid-in capital	1,955,936	1,955,261
Retained earnings	945,080	877,812
Accumulated other comprehensive loss	(174,917)	(75,129)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,465,913	2,525,663
Noncontrolling interest	10,578	10,397
Total stockholders’ equity	2,476,491	2,536,060
Total liabilities and stockholders’ equity	$7,251,982	$7,102,364
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands, except per share data)
Net sales	$3,074,928	$2,724,675
Cost of sales	2,897,829	2,505,736
Gross profit	177,099	218,939
Selling, general and administrative expense	92,713	81,924
Administrative restructuring activity	—	(27)
Operating income	84,386	137,042
Interest expense, net of capitalized interest	32,688	33,562
Interest income	(1,690)	(3,340)
Foreign currency transaction loss (gain)	(18,385)	2,636
Miscellaneous, net	(34,188)	(357)
Income before income taxes	105,961	104,541
Income tax expense	38,512	20,416
Net income	67,449	84,125
Less: Net income attributable to noncontrolling interests	181	114
Net income attributable to Pilgrim’s Pride Corporation	$67,268	$84,011

Weighted average shares of Pilgrim's Pride Corporation common stock outstanding:
Basic	249,347	249,167
Effect of dilutive common stock equivalents	275	390
Diluted	249,622	249,557

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.27	$0.34
Diluted	$0.27	$0.34
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Net income	$67,449	$84,125
Other comprehensive income:
Foreign currency translation adjustment:
Gains (losses) arising during the period	(96,765)	37,442
Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	4,048	(898)
Reclassification to net earnings for losses (gains) realized	742	(221)
Available-for-sale securities:
Gains arising during the period	12	22
Income tax effect	(3)	(5)
Reclassification to net earnings for gains realized	—	(135)
Income tax effect	—	34
Defined benefit plans:
Gains (losses) arising during the period	(10,810)	3,200
Income tax effect	2,705	(779)
Reclassification to net earnings of losses realized	376	328
Income tax effect	(93)	(80)
Total other comprehensive income (loss), net of tax	(99,788)	38,908
Comprehensive income (loss)	(32,339)	123,033
Less: Comprehensive income attributable to noncontrolling interests	181	114
Comprehensive income (loss) attributable to Pilgrim's Pride Corporation	$(32,520)	$122,919
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2019	261,119	$2,611	(11,547)	$(234,892)	$1,955,261	$877,812	$(75,129)	$10,397	$2,536,060
Net income	—	—	—	—	—	67,268	—	181	67,449
Other comprehensive income, net of tax	—	—	—	—	—	—	(99,788)	—	(99,788)
Share-based compensation plans:
Common stock issued under compensation plans	66	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	676	—	—	—	676
Common stock purchased under share repurchase program	—	—	(1,466)	(27,906)	—	—	—	—	(27,906)
Balance at March 29, 2020	261,185	$2,612	(13,013)	$(262,798)	$1,955,936	$945,080	$(174,917)	$10,578	$2,476,491

Balance at December 31, 2018	260,396	$2,604	(11,431)	$(231,994)	$1,945,136	$421,888	$(127,834)	$9,785	$2,019,585
Net income	—	—	—	—	—	84,011	—	114	84,125
Other comprehensive income, net of tax	—	—	—	—	—	—	38,908	—	38,908
Share-based compensation plans:
Common stock issued under compensation plans	459	5	—	—	(5)	—	—	—	—
Requisite service period recognition	—	—	—	—	1,882	—	—	—	1,882
Balance at March 31, 2019	260,855	$2,609	(11,431)	$(231,994)	$1,947,013	$505,899	$(88,926)	$9,899	$2,144,500
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Cash flows from operating activities:
Net income	$67,449	$84,125
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	79,773	67,182
Deferred income tax expense (benefit)	17,023	(4,089)
Negative adjustment to previously recognized gain on bargain purchase	1,740	—
Loan cost amortization	1,212	1,201
Share-based compensation	676	1,882
Gain on property disposals	(521)	(108)
Loss (gain) on equity-method investments	309	(16)
Accretion of discount related to Senior Notes	246	246
Amortization of premium related to Senior Notes	(167)	(167)
Foreign currency transaction gain related to borrowing arrangements	—	(1,034)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(26,296)	2,381
Inventories	9,333	(1,368)
Prepaid expenses and other current assets	(22,419)	(11,479)
Accounts payable, accrued expenses and other current liabilities	(108,004)	(21,968)
Income taxes	(16)	6,579
Long-term pension and other postretirement obligations	(6,282)	(1,315)
Other operating assets and liabilities	7,008	(1,683)
Cash provided by operating activities	21,064	120,369
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(77,168)	(87,941)
Purchase of acquired business, net of cash acquired	(1,740)	—
Proceeds from property disposals	632	539
Cash used in investing activities	(78,276)	(87,402)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	356,547	67,193
Purchase of common stock under share repurchase program	(27,906)	—
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(13,396)	(62,293)
Payment from equity distribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	—	(525)
Payment of capitalized loan costs	—	(458)
Cash provided by financing activities	315,245	3,917
Effect of exchange rate changes on cash and cash equivalents	(2,193)	429
Increase in cash, cash equivalents and restricted cash	255,840	37,313
Cash, cash equivalents and restricted cash, beginning of period	280,577	361,578
Cash, cash equivalents and restricted cash, end of period	$536,417	$398,891
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 100 countries. Pilgrim’s fresh products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated, processed sausages, bacon, slow-cooked, smoked meat and gammon joints. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts, pre-packed meats, sandwich, deli counter meats, pulled pork balls, meat balls and coated foods. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of March 29, 2020, Pilgrim’s had approximately 53,300 employees and the capacity to process approximately 44.9 million birds per work week for a total of more than 13.0 billion pounds of live chicken annually. Approximately 4,800 contract growers supply poultry for the Company’s operations. As of March 29, 2020, Pilgrim's had 5,300 employees and the capacity to process more than 43,000 pigs per week for a total of 413.1 million pounds of live pork annually. Approximately 290 contract growers supply pork for the Company's operations. As of March 29, 2020, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 78.8% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2020 are not necessarily indicative of the results that may be expected for the year ending December 27, 2020. For further information, refer to the consolidated and combined financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2019.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2020) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The three months ended March 29, 2020 represents the period from December 30, 2019 through March 29, 2020. The three months ended March 31, 2019 represents the period from December 31, 2018 through March 31, 2019.
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 29, 2020	December 29, 2019
	(In thousands)
Cash and cash equivalents	$511,183	$260,568
Restricted cash	25,234	20,009
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$536,417	$280,577
Recent Accounting Pronouncements Adopted as of March 29, 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The adoption of this guidance did not have a material impact on our financial statements.
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
Recent Accounting Pronouncements Not Yet Adopted as of March 29, 2020
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that the ASU 2019-12 will have on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the application of current GAAP to existing contracts, hedging relationships and other transactions affected by reference rate reform. The new guidance will ease the transition to new reference rates by allowing entities to update contracts and hedging relationships without applying many of the contract modification requirements specific to those contracts. The provisions of the new guidance will be effective beginning March 12, 2020, extending through December 31, 2022 with the option to apply the guidance at any point during that time period. Once an entity elects an expedient or exception it must be applied to all eligible contracts or transactions. We currently have debt agreements that reference LIBOR and will apply the new guidance as these contracts are modified to reference other rates.
2. BUSINESS ACQUISITION
On October 15, 2019, the Company acquired 100% of the equity of Tulip Limited and its subsidiaries (together, “Tulip”) from Danish Crown AmbA for £311.3 million, or $393.3 million. The acquisition was funded with cash on hand. Tulip is a leading, integrated prepared pork supplier headquartered in Warwick, U.K. The acquisition solidifies Pilgrim's as a leading European food company, creating one of the largest integrated prepared foods businesses in the U.K. The Tulip operations are included in the Company’s U.K. and Europe reportable segment.
        Transaction costs incurred in conjunction with the acquisition were approximately $1.5 million. These costs were expensed as incurred.
        The results of operations of the acquired business since October 15, 2019 are included in the Company’s Condensed Consolidated Statements of Income. Net sales generated and net loss incurred by the acquired business during the three months ended March 29, 2020 totaled $321.1 million and $3.9 million, respectively.
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

Cash and cash equivalents	$6,854
Trade accounts and other receivables	146,423
Inventories	104,211
Prepaid expenses and other current assets	6,579
Operating lease assets	5,613
Property, plant and equipment	329,711
Identified intangible assets	40,418
Other assets	14,647
Total assets acquired	654,456
Accounts payable	110,296
Other current liabilities	55,830
Operating lease liabilities	5,613
Deferred tax liabilities	14,798
Pension obligations	18,435
Other long-term liabilities	1,056
Total liabilities assumed	206,028
Total identifiable net assets	448,428
Gain on bargain purchase	(55,140)
Total consideration transferred	$393,288
Significant assumptions used in the Company's valuation of the assets and liabilities of Tulip and the bases for their determination are summarized as follows:
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
        See “Note 9. Goodwill and Intangible Assets” for additional information regarding the goodwill and intangible assets recognized by the Company in the Tulip acquisition.
The following unaudited pro forma information presents the combined financial results for the Company and Tulip as if the acquisition had been completed at the beginning of 2019.

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands, except per share amounts)
Net sales	$3,074,928	$3,066,174
Net income attributable to Pilgrim's	68,513	103,736
Net income attributable to Pilgrim's per common share - diluted	0.27	0.42
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

	Three Months Ended March 29, 2020
	Domestic	Export	Net Sales
	(In thousands)
U.S.	$1,868,027	$58,853	$1,926,880
U.K. and Europe	745,099	77,163	822,262
Mexico	325,786	—	325,786
Net sales	$2,938,912	$136,016	$3,074,928

	Three Months Ended March 31, 2019
	Domestic	Export	Net Sales
	(In thousands)
U.S.	$1,818,146	$65,445	$1,883,591
U.K. and Europe	451,799	63,163	514,962
Mexico	326,122	—	326,122
Net sales	$2,596,067	$128,608	$2,724,675
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

Taxes
        There is no change in accounting for taxes due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018 as there is no material change to the timing of revenue recognition. We exclude all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, sales, use, value added and some excise taxes) from the transaction price.
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
        Changes in the revenue contract liability balances are as follows:

Three Months Ended
March 29, 2020
(In thousands)
Balance, beginning of period	$41,770
Revenue recognized	(41,767)
Cash received, excluding amounts recognized as revenue during the period	32,081
Balance, end of period	$32,084
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
4. LEASES
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
Our leases have remaining lease terms of one year to 39 years, some of which may include options to extend the lease for up to one year and some which may include options to terminate the lease within one year. The exercise of options to extend lease terms is at our sole discretion. Certain leases also include options to purchase the leased property.
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

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Operating lease cost(a)	$22,467	$24,794
Amortization of finance lease assets	109	27
Interest on finance leases	28	4
Short-term lease cost	16,720	14,218
Variable lease cost(a)	1,042	869
Net lease cost	$40,366	$39,912
(a)Variable lease cost of $0.9 million was previously presented in Operating lease cost on our interim report on Form 10-Q for the quarterly period ended March 31, 2019 that was reclassified to conform to Variable lease cost presented as of March 29, 2020.
The weighted-average remaining lease term and discount rate for lease liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	5.65	6.35
Finance leases	4.32	1.75
Weighted-average discount rate:
Operating leases	4.74%	4.80%
Finance leases	5.10%	8.51%
Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,128	$23,994
Operating cash flows from finance leases	28	4
Financing cash flows from finance leases	121	27
Operating lease assets obtained in exchange for operating lease liabilities	8,028	22,798
Future minimum lease payments under noncancellable leases at March 29, 2020 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
Future minimum lease payments:
Year 1	$76,240	$562
Year 2	64,417	494
Year 3	54,918	494
Year 4	44,389	494
Year 5	31,797	223
Thereafter	52,712	—
Total future minimum lease payments	324,473	2,267
Less: imputed interest	(40,351)	(237)
Present value of lease liabilities	$284,122	$2,030
Lease liabilities as of March 29, 2020 are included in our Condensed Consolidated Balance Sheets as follows:

	Operating Leases	Finance Leases
	(In thousands)
Accrued expenses and other current liabilities	$64,262	$—
Current maturities of long-term debt	—	469
Noncurrent operating lease liability, less current maturities	219,860	—
Long-term debt, less current maturities	—	1,561
Total lease liabilities	$284,122	$2,030
Lease liabilities as of December 29, 2019 are included in our Condensed Consolidated Balance Sheets as follows:

	Operating Leases	Finance Leases
	(In thousands)
Accrued expenses and other current liabilities	$66,239	$—
Current maturities of long-term debt	—	486
Noncurrent operating lease liability, less current maturities	235,382	—
Long-term debt, less current maturities	—	1,664
Total lease liabilities	$301,621	$2,150
As of March 29, 2020, the Company had immaterial operating leases and did not have finance leases that have not commenced.
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
        The Company has not designated certain derivative financial instruments that it has purchased to mitigate commodity purchase exposures in the U.S. and Mexico or foreign currency transaction exposures on our Mexico operations as cash flow hedges. Therefore, the Company recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Foreign currency transaction loss (gain) and Cost of sales in the Condensed Consolidated Statements of Income.
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

The Company recognized net gains of $27.8 million and net losses of $8.0 million related to changes in the fair value of its derivative financial instruments during the three months ended March 29, 2020 and March 31, 2019, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	March 29, 2020	December 29, 2019
	(In thousands)
Fair values:
Commodity derivative assets	$12,544	$5,053
Commodity derivative liabilities	(17,988)	(5,430)
Foreign currency derivative assets	12,053	426
Foreign currency derivative liabilities	(98)	(5,400)
Cash collateral posted with brokers(a)	25,234	20,009
Derivatives coverage(b):
Corn	16.0%	12.0%
Soybean meal	8.0%	44.0%
Period through which stated percent of needs are covered:
Corn	December 2020	December 2020
Soybean meal	December 2020	July 2020
(a)Collateral posted with brokers consists primarily of cash, short-term treasury bills, or other cash equivalents.
(b)Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.
        The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Foreign currency derivatives	$4,123	$(915)
Total	$4,123	$(915)

	Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Foreign currency derivatives	$(742)	$221
Total	$(742)	$221
        At March 29, 2020, the pre-tax deferred net losses on derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months are $3.8 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) to earnings.

6. TRADE ACCOUNTS AND OTHER RECEIVABLES
        Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	March 29, 2020	December 29, 2019
	(In thousands)
Trade accounts receivable	$710,702	$696,372
Notes receivable - current	4,495	4,187
Other receivables	48,109	48,189
Receivables, gross	763,306	748,748
Allowance for doubtful accounts	(9,060)	(7,467)
Receivables, net	$754,246	$741,281

Accounts receivable from related parties(a)	$743	$944
(a) Additional information regarding accounts receivable from related parties is included in “Note 18. Related Party Transactions.”
        Activity in the allowance for doubtful accounts for the three months ended March 29, 2020 was as follows (in thousands):

Balance, beginning of period	$(7,467)
Provision charged to operating results	(2,445)
Account write-offs and recoveries	258
Effect of exchange rate	594
Balance, end of period	$(9,060)

7. INVENTORIES
        Inventories consisted of the following:

	March 29, 2020	December 29, 2019
	(In thousands)
Raw materials and work-in-process	$788,229	$800,749
Finished products	412,684	425,919
Operating supplies	81,503	82,447
Maintenance materials and parts	79,942	74,420
Total inventories	$1,362,358	$1,383,535

8. INVESTMENTS IN SECURITIES
        We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
        The following table summarizes our investments in available-for-sale securities:

	March 29, 2020		December 29, 2019
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$361,215	$361,215	$159,623	$159,623
Other	34,665	34,665	—	—
        Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains during the three months ended March 29, 2020 related to the Company’s available-for-sale securities totaled $1.5 million while gross realized losses were immaterial. Gross realized gains during the three months ended March 31, 2019 related to the Company’s available-for-sale securities totaled $2.3 million, while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short- or long-term investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the three months ended March 29, 2020 and March 31, 2019 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the three months ended March 29, 2020 and March 31, 2019 are disclosed in “Note 14. Stockholders’ Equity”.
9.  GOODWILL AND INTANGIBLE ASSETS
        The activity in goodwill by segment for the three months ended March 29, 2020 was as follows:

	December 29, 2019	Currency Translation	March 29, 2020
	(In thousands)
U.S.	$41,936	$—	$41,936
U.K. and Europe	806,207	(38,484)	767,723
Mexico	125,607	—	125,607
Total	$973,750	$(38,484)	$935,266
Identified intangible assets consisted of the following:

	December 29, 2019	Amortization	Currency Translation	March 29, 2020
	(In thousands)
Cost:
Trade names	$78,343	$—	$—	$78,343
Customer relationships	292,278	—	(6,285)	285,993
Non-compete agreements	320	—	—	320
Trade names not subject to amortization	391,431	—	(18,222)	373,209
Accumulated amortization:
Trade names	(45,518)	(492)	—	(46,010)
Customer relationships	(120,481)	(4,746)	1,875	(123,352)
Non-compete agreements	(320)		—	(320)
Total	$596,053	$(5,238)	$(22,632)	$568,183
        Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years
        At March 29, 2020, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.
10. PROPERTY, PLANT AND EQUIPMENT
        Property, plant and equipment (“PP&E”), net consisted of the following:

	March 29, 2020	December 29, 2019
	(In thousands)
Land	$240,336	$222,076
Buildings	1,887,082	1,754,219
Machinery and equipment	3,030,430	3,139,748
Autos and trucks	69,607	64,122
Finance leases	2,182	2,182
Construction-in-progress	199,149	229,015
PP&E, gross	5,428,786	5,411,362
Accumulated depreciation	(2,865,992)	(2,819,301)
PP&E, net	$2,562,794	$2,592,061
The Company recognized depreciation expense of $74.5 million and $61.5 million during the three months ended March 29, 2020 and March 31, 2019, respectively.
        During the three months ended March 29, 2020, Pilgrim's spent $77.2 million on capital projects and transferred $87.2 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the three months ended March 29, 2020 to improve efficiencies and reduce costs. During the three months ended ended March 31, 2019, the Company spent $87.9 million on capital projects and transferred $56.1 million of completed projects from construction-in-progress to depreciable assets.
        During the three months ended March 29, 2020, the Company sold miscellaneous equipment for $0.6 million in cash and recognized a net gain on these sales of $0.5 million. During the three months ended March 31, 2019, the Company sold miscellaneous equipment for cash of $0.5 million and recognized a net gain on these sales of $0.1 million.
        The Company has closed or idled various facilities in the U.S. and in the U.K. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of March 29, 2020, the carrying amounts of these idled assets totaled $42.0 million based on depreciable value of $221.1 million and accumulated depreciation of $179.1 million.
        As of March 29, 2020, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.
11. CURRENT LIABILITIES
        Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	March 29, 2020	December 29, 2019
	(In thousands)
Accounts payable:
Trade accounts	$836,052	$875,374
Book overdrafts	59,836	98,267
Other payables	19,775	20,139
Total accounts payable	915,663	993,780
Accounts payable to related parties(a)	7,998	3,819
Revenue contract liability(b)	32,084	41,770
Accrued expenses and other current liabilities:
Compensation and benefits	132,935	164,946
Taxes	44,256	41,901
Interest and debt-related fees	29,040	31,183
Insurance and self-insured claims	67,502	67,332
Current maturities of operating lease liabilities	64,262	66,239
Derivative liability	18,086	10,830
Other accrued expenses	176,428	192,888
Total accrued expenses and other current liabilities	532,509	575,319
Total accounts payable, accrued expenses and other current liabilities	$1,488,254	$1,614,688
(a) Additional information regarding accounts payable to related parties is included in “Note 18. Related Party Transactions.”
(b) Additional information regarding revenue contract liabilities is included in “Note 3. Revenue Recognition.”
12. INCOME TAXES
The Company recorded income tax expense of $38.5 million, a 36.3% effective tax rate, for the three months ended March 29, 2020 compared to income tax expense of $20.4 million, a 19.5% effective tax rate, for the three months ended March 31, 2019. The increase in income tax expense in 2020 resulted primarily from the effects of foreign currency fluctuations.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 29, 2020, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the three months ended March 29, 2020 and March 31, 2019, there is a tax effect of $2.6 million and $(0.8) million, respectively, reflected in other comprehensive income.
        For the three months ended March 29, 2020 and March 31, 2019, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to share-based compensation.
        The Company and its subsidiaries file a variety of consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In general, tax returns filed by our Company and our subsidiaries for years prior to 2011 are no longer subject to examination by tax authorities.

13. DEBT
        Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	March 29, 2020	December 29, 2019
		(In thousands)
Senior notes payable, net of premium and discount at 5.75%	2025	$1,001,994	$1,002,095
Senior notes payable, net of discount at 5.875%	2027	844,613	844,433
U.S. Credit Facility (defined below):
Term note payable at 2.83%	2023	468,750	475,000
Revolving note payable at 2.10%	2023	350,000	—
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	Various	437	948
Finance lease obligations	Various	2,030	2,150
Long-term debt		2,667,824	2,324,626
Less: Current maturities of long-term debt		(25,877)	(26,392)
Long-term debt, less current maturities		2,641,947	2,298,234
Less: Capitalized financing costs		(21,040)	(22,205)
Long-term debt, less current maturities, net of capitalized financing costs:		$2,620,907	$2,276,029
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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of March 29, 2020, the Company had outstanding borrowings under the term loan commitment of $468.8 million. As of March 29, 2020, the Company had outstanding borrowings, outstanding letters of credit and available borrowings under the revolving credit commitment of $350.0 million, $40.4 million and $359.6 million, respectively.
The U.S. Credit Facility includes a $75.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (1) in the case of LIBOR loans, LIBOR plus 1.25% through August 2, 2018 and, thereafter, based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (2) in the case of alternate base rate loans, the base rate plus 0.25% through August 2, 2018 and, based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
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
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (1) LIBOR or, in relation to any loan in euros, EURIBOR, plus (2) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of March 29, 2020, the U.S. dollar-equivalent loan commitment and borrowing availability were both $124.6 million. As of March 29, 2020, there were no outstanding borrowings under the Bank of Ireland Facility Agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of the Company's Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.5%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of March 29, 2020, the U.S. dollar-equivalent of the loan commitment and borrowing availability were both $64.3 million. As of March 29, 2020, there were no outstanding borrowings under the Mexico Credit Facility.
14. STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
        The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Three Months Ended March 29, 2020(a)
	Losses Related to Foreign Currency Translation	Unrealized Gains on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(1,108)	$(2,406)	$(71,615)	$—	$(75,129)
Other comprehensive income (loss) before reclassifications	(96,765)	4,123	(8,105)	9	(100,738)
Amounts reclassified from accumulated other comprehensive loss to net income	—	742	283	—	1,025
Currency translation	—	(75)	—	—	(75)
Net current period other comprehensive loss	(96,765)	4,790	(7,822)	9	(99,788)
Balance, end of period	$(97,873)	$2,384	$(79,437)	$9	$(174,917)

	Three Months Ended March 31, 2019(a)
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(55,770)	$(683)	$(71,463)	$82	$(127,834)
Other comprehensive income before reclassifications	37,442	(915)	2,421	17	$38,965
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(221)	248	(101)	$(74)
Currency translation	—	17	—	—	17
Net current period other comprehensive income	37,442	(1,119)	2,669	(84)	38,908
Balance, end of period	$(18,328)	$(1,802)	$(68,794)	$(2)	$(88,926)
(a) All amounts are net of tax. Amounts in parentheses represent income (expenses) related to results of operations.

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 29, 2020	Three Months Ended March 31, 2019	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gain (loss) on settlement of derivative financial instruments classified as cash flow hedges	$(742)	$221	Cost of sales
Realized gain on sale of securities	—	135	Interest income
Amortization of pension and other postretirement plan actuarial losses:
Union Plan(b)	(24)	(18)	Miscellaneous, net
Legacy Gold Kist Plans(b)(c)	(351)	(310)	Miscellaneous, net
Total before tax	(1,117)	28
Tax benefit	93	46
Total reclassification for the period	$(1,024)	$74
(a) Amounts in parentheses represent income (expenses) related to results of operations.
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See “Note 15. Pension and Other Postretirement Benefits” to the Condensed Consolidated Financial Statements.
(c) The Company sponsors the GK Pension Plan, the SERP Plan, the Directors' Emeriti Plan and the Retiree Life Plan (collectively, the “Legacy Gold Kist Plans”).
Share Repurchase Program and Treasury Stock
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of March 29, 2020, the Company had repurchased approximately 1.6 million shares under this program with a market value of approximately $31.0 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock.
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

15. PENSION AND OTHER POSTRETIREMENT BENEFITS
        The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim's Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim's Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund (together, the “U.K. Plans”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $3.6 million and $3.9 million in the three months ended March 29, 2020 and March 31, 2019, respectively.
Defined Benefit Plans Obligations and Assets
        The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Three Months Ended March 29, 2020		Three Months Ended March 31, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$369,066	$1,527	$157,619	$1,462
Interest cost	2,039	9	1,467	13
Actuarial losses (gains)	(29,447)	(17)	4,235	32
Benefits paid	(4,746)	(40)	(5,611)	(37)
Other	6	—	—	—
Currency translation loss	(9,019)	—	—	—
Projected benefit obligation, end of period	$327,899	$1,479	$157,710	$1,470

	Three Months Ended March 29, 2020		Three Months Ended March 31, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$294,589	$—	$102,414	$—
Actual return on plan assets	(37,302)	—	8,816	—
Contributions by employer	2,172	40	1,752	37
Benefits paid	(4,746)	(40)	(5,611)	(37)
Other	(438)	—	—	—
Currency translation loss	(8,226)	—	—	—
Fair value of plan assets, end of period	$246,049	$—	$107,371	$—

	March 29, 2020		December 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(81,850)	$(1,479)	$(74,477)	$(1,527)

	March 29, 2020		December 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(11,944)	$(157)	$(14,967)	$(158)
Long-term liability	(69,906)	(1,322)	(59,510)	(1,369)
Recognized liability	$(81,850)	$(1,479)	$(74,477)	$(1,527)

	March 29, 2020		December 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss	$68,691	$74	$58,239	$91
        The accumulated benefit obligation for the Company's defined benefit pension plans was $327.9 million and $369.1 million at March 29, 2020 and December 29, 2019, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both March 29, 2020 and December 29, 2019. As of March 29, 2020, the weighted average duration of the Company's defined benefit pension obligation is 28.12 years.
Net Periodic Benefit Costs
        Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended March 29, 2020		Three Months Ended March 31, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$2,039	$9	$1,467	$13
Estimated return on plan assets	(3,283)	—	(1,349)	—
Other	444	—	—	—
Amortization of net loss	376	—	328	—
Net costs	$(424)	$9	$446	$13
Economic Assumptions
        The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	March 29, 2020		December 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	2.91%	2.77%	2.56%	2.77%

	Three Months Ended March 29, 2020		Three Months Ended March 31, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	2.72%	2.77%	4.40%	4.07%
Expected return on plan assets	2.31%	NA	5.50%	NA
        The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of March 29, 2020 and December 29, 2019, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale. As of March 29, 2020 and December 29, 2019, the U.K. Plans used variations of the AxC00 mortality table in combination with the CMI_2018 Sk=7.5 mortality improvement scale for pre-retirement employees and the S3PxA mortality table in combination with the CMI_2018 Sk=7.5 mortality improvement scale for postretirement employees.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(8,777)	$9,240
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
Plan Assets
        The following table reflects the pension plans’ actual asset allocations:

	March 29, 2020	December 29, 2019
Cash and cash equivalents	2%	4%
Pooled separate accounts for the Union Plan(a):
Equity securities	2%	2%
Fixed income securities	2%	2%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Equity securities	17%	20%
Fixed income securities	14%	12%
Real estate	2%	2%
Pooled separate accounts for the UK Plans(a):
Equity securities	32%	40%
Fixed income securities	22%	18%
Real estate	7%	—%
Total assets	100%	100%
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

        The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of March 29, 2020 and December 29, 2019:

	March 29, 2020				December 29, 2019
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$5,485	$—	$—	$5,485	$11,582	$—	$—	$11,582
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	2,420	—	2,420	—	3,071	—	3,071
Small/Mid U.S. equity funds(e)	—	254	—	254	—	372	—	372
International equity funds(f)	—	1,365	—	1,365	—	1,878	—	1,878
Fixed income funds(g)	—	4,236	—	4,236	—	4,452	—	4,452
PSAs and CCTs for the GK Pension Plan:
Large U.S. equity funds(d)	—	15,499	—	15,499	—	20,378	—	20,378
Small/Mid U.S. equity funds(e)	—	8,991	—	8,991	—	12,495	—	12,495
International equity funds(f)	—	17,810	—	17,810	—	25,149	—	25,149
Fixed income funds(g)	—	34,774	—	34,774	—	35,627	—	35,627
Real estate(h)	—	21,026	—	21,026	—	5,613	—	5,613
PSAs for the UK Plans:
Large U.S. equity funds(d)	—	11,120	—	11,120	—	17,756	—	17,756
International equity funds(f)	—	69,945	—	69,945	—	102,494	—	102,494
Fixed income funds(g)	—	53,124	—	53,124	—	53,722	—	53,722
Total assets	$5,485	$240,564	$—	$246,049	$11,582	$283,007	$—	$294,589
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
Benefit Payments
        The following table reflects the benefits as of March 29, 2020 expected to be paid through 2029 from the Company's pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company's other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2020	$20,252	$119
2021	16,706	155
2022	16,541	150
2023	16,676	144
2024	16,668	137
2025-2029	81,853	565
Total	$168,696	$1,270
        As required by funding regulations or laws, the Company anticipates contributing $12.4 million and $0.3 million to its pension plans and other postretirement plans, respectively, during the remainder of 2020.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
        The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Three Months Ended March 29, 2020		Three Months Ended March 31, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$58,239	$91	$54,343	$(34)
Amortization	(376)	—	(328)	—
Actuarial loss (gain)	(29,447)	(17)	4,235	32
Asset loss (gain)	40,578	—	(7,467)	—
Other	(303)	—	—	—
Net actuarial loss (gain), end of period	$68,691	$74	$50,783	$(2)
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
Defined Contribution Plans
        The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $3.6 million at March 29, 2020.
16. STOCK-BASED COMPENSATION
For the three months ended March 29, 2020 and three months ended March 31, 2019, we recognized total stock-based compensation expense of $0.7 million and $1.9 million, respectively. For the three months ended March 29, 2020 and three months ended March 31, 2019, the total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.2 million and $0.5 million, respectively.
During the three months ended March 29, 2020, we granted 316,460 performance-based restricted stock units at a weighted average grant date price of $30.94 per unit. These awards will convert to time-vesting restricted stock units in the first quarter of 2021 if or when the Compensation Committee of the Company's Board of Directors certifies the achievement of 2020 performance targets. Once converted to time-vesting restricted stock units, the awards will vest ratably on December 31, 2021, December 31, 2022, and December 31, 2023.
17. FAIR VALUE MEASUREMENTS
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
As of March 29, 2020 and December 29, 2019, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments and foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	March 29, 2020		December 29, 2019
	Level 1	Total	Level 1	Total
	(In thousands)
Assets:
Commodity futures instruments	$10,602	$10,602	$4,147	$4,147
Commodity options instruments	1,942	1,942	906	906
Foreign currency instruments	12,053	12,053	426	426
Liabilities:
Commodity futures instruments	(12,321)	(12,321)	(4,797)	(4,797)
Commodity options instruments	(5,667)	(5,667)	(633)	(633)
Foreign currency instruments	(98)	(98)	(5,400)	(5,400)
See “Note 5. Derivative Financial Instruments” for additional information.
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	March 29, 2020		December 29, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(1,001,994)	$(985,000)	$(1,002,095)	$(1,034,200)
Fixed-rate senior notes payable at 5.875%, at Level 1 inputs	(844,613)	(851,250)	(844,433)	(919,505)
Secured loans, at Level 3 inputs	(437)	(433)	(948)	(939)
See “Note 13. Debt ” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 1 fixed-rate debt obligations was based on the quoted market price at March 29, 2020 or December 29, 2019, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows at March 29, 2020 or December 29, 2019, as applicable.
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

18. RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$3,453	$3,658
JBS Global (U.K.) Ltd.	—	43
JBS Chile Ltda.	—	78
Combo, Mercado De Congelados	73	4
JBS Australia	786	—
Total sales to related parties	$4,312	$3,783

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Cost of goods purchased from related parties:
JBS USA Food Company(a)	$36,897	$30,413
Seara Meats B.V.	2,643	4,521
JBS Toledo NV	63	120
JBS Global (U.K.) Ltd.	226	—
Total cost of goods purchased from related parties	$39,829	$35,054

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Expenditures paid by related parties:
JBS USA Food Company(b)	$8,081	$10,006
JBS Chile Ltda.	—	5
Total expenditures paid by related parties	$8,081	$10,011

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$2,420	$2,203

	Three Months Ended
	March 29, 2020	December 29, 2019
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$545	$643
JBS Chile Ltda.	130	301
Combo, Mercado de Congelados	26	—
JBS Australia	42	—
Total accounts receivable from related parties	$743	$944

	Three Months Ended
	March 29, 2020	December 29, 2019
	(In thousands)
Accounts payable to related parties:
JBS USA Food Company(a)	$6,552	$2,826
JBS Global (U.K.) Ltd.	111	5
Seara Meats B.V.	1,301	988
JBS Chile Ltda.	34	—
Total accounts payable to related parties	$7,998	$3,819
(a) The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of March 29, 2020, approximately $1.3 million of goods purchased from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.
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

19. REPORTABLE SEGMENTS
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
Additional information regarding reportable segments is as follows:

	Three Months Ended
	March 29, 2020(a)	March 31, 2019(b)
	(In thousands)
Net sales:
U.S.	$1,926,880	$1,883,591
U.K. and Europe	822,262	514,962
Mexico	325,786	326,122
Total	$3,074,928	$2,724,675
(a)For the three months ended March 29, 2020, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $56.6 million. These sales consisted of fresh products, prepared products, and grain.
(b)For the three months ended March 31 2019, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $34.5 million. These sales consisted of fresh products, prepared products, and grain.

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Reportable segment profit:
U.S.	$85,052	$114,840
U.K. and Europe	23,190	12,714
Mexico	(23,880)	9,464
Eliminations	24	24
Total operating income	84,386	137,042
Interest expense, net of capitalized interest	32,688	33,562
Interest income	(1,690)	(3,340)
Foreign currency transaction loss (gain)	(18,385)	2,636
Miscellaneous, net	(34,188)	(357)
Income before income taxes	105,961	104,541
Income tax expense	38,512	20,416
Net income	$67,449	$84,125

	March 29, 2020	December 29, 2019
	(In thousands)
Total assets:
U.S.	$5,539,187	$5,207,282
U.K. and Europe	2,694,024	2,824,382
Mexico	978,970	1,020,331
Eliminations	(1,960,199)	(1,949,631)
Total assets	$7,251,982	$7,102,364

	March 29, 2020	December 29, 2019
	(In thousands)
Long-lived assets(a):
U.S.	$1,791,303	$1,789,530
U.K. and Europe	760,211	801,887
Mexico	302,118	306,413
Eliminations	(4,232)	(4,256)
Total long-lived assets	$2,849,400	$2,893,574
(a)For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.
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
Litigation
The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the Company’s opinion, it has made appropriate and adequate accruals for claims where necessary; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company. For a discussion of the material legal proceedings and claims, see Part II, Item 1. “Legal Proceedings.” The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.
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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and October 22, 2019, 32 individual direct action complaints (Affiliated Foods, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00700; U.S. Foods Inc. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00702; Action Meat Distributors, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Jetro Holdings, LLC v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al., v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ's Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer); Shamrock Foods Company, et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 1:18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00354, Hooters of America, LLC v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00390, Darden Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00530; Associated Grocers, Inc., et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-00638; Checkers Drive-In Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-01283; Conagra Brands, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02190, Giant Eagle, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-02758; Save Mart Supermarkets v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02805; Walmart Inc., et al. v. Pilgrim’s Pride Corporation, et al., Case No. 1:19-cv-03915 (transferred from the U.S. District Court for the Western District of Arkansas on June 11, 2019, following Plaintiffs’ unopposed motion to transfer); Services Group of America, Inc. v. Tyson Food, Inc., et al., Case No. 1:19-cv-04194; Restaurants of America, Inc., et al. v. Tyson Foods, Inc., et al., No. 19-cv-04824; Anaheim Wings, d/b/a Hooters of Anaheim, et al. v. Tyson Foods, Inc., et al., No. 19- cv-05229; Amigos Meat Distributors, LP, et al. v. Tyson Foods, Inc., et al., No. 19-cv-05424; PJ Food Service, Inc. v. Tyson Foods, Inc., et al., No. 19-cv-6141; The Golub Corporation, et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 19-cv-06955; and Commonwealth of Puerto Rico v. Koch Foods, Inc., et al., Case No. 3:19-cv-01605 (transferred from the U.S. District Court for the District of Puerto Rico) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated. On June 21, 2019, the U.S. Department of Justice (the “DOJ”) filed a motion to intervene and stay discovery in the In re Broiler Chicken Antitrust Litigation for a period of six months. Following a hearing on June 27, 2019, on June 28, 2019, the Court granted the government’s motion to intervene, ordering a limited stay first until September 27, 2019, and then, following a subsequent request for an extension by the DOJ, to June 27, 2020. On July 1, 2019, the DOJ issued a subpoena to PPC in connection with its investigation. PPC is currently in the process of complying with the subpoena. On December 18, 2019, the Court reset the date for the lifting of the stay to March 31, 2020. On January 29, 2020, the Court issued a scheduling order through trial, which contemplates class certification briefing and related expert reports proceeding from June 18, 2020 to November 25, 2020, the close of all merits fact discovery on December 18, 2020, and summary judgment briefing and related expert reports proceeding from January 15, 2021 to August 10, 2021. The Court has set a trial date of April 4, 2022. The U.S. District Court for the Northern District of Illinois issued General Orders in re Coronavirus (“COVID-19”) Public Emergency on March 17, 2020, March 20, 2020 and March 30, 2020, which extended all deadlines in all civil cases first 21 and then 28 days. Further revisions to the schedule are anticipated in the coming weeks.
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
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Court initially held oral argument on January 19, 2018, during which it considered and granted only certain other defendants’ motions challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma court occurred on April 20, 2018. In addition, on March 12, 2018, the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) enjoined the plaintiffs from litigating the Grower Litigation complaint as pled against PPC because allegations in the consolidated complaint violate the confirmation order relating to PPC’s bankruptcy proceedings in 2008 and 2009. Specifically, the 2009 bankruptcy confirmation order bars any claims against PPC based on conduct occurring before December 28, 2009. On March 13, 2018, PPC notified the trial court of the Bankruptcy Court’s injunction. On January 6, 2020, the Court held a motion hearing and denied the pending Rule 12 motion and lifted the stay on discovery. A status conference was held on April 6, 2020 and a case schedule is pending.
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
On January 24, 2018 a stockholder derivative action styled as Sciabacucchi v. JBS S.A. et al. was brought against all of PPC’s directors, JBS S.A., JBS USA Holdings and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of PPC’s acquisition of Moy Park. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. Both complaints sought compensatory damages. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. Also by stipulation, various defendants have been voluntarily dismissed from the case without prejudice. The remaining defendants are JBS S.A., JBS USA Holding, and directors Lovette, Nogueira de Souza, Tomazoni, and Molina. PPC also remains in the case as a nominal defendant. On March 15, 2019, the Chancery Court denied the non-PPC defendants’ motion to dismiss. As a result, the case proceeded to discovery, and trial was scheduled to commence in November 2020. On October 3, 2019, the parties entered into a stipulation agreeing to settle the dispute for (1) a cash payment to PPC by the non-PPC defendants of $42.5 million less any fees and expenses awarded to the plaintiffs’ counsel, as well as any applicable taxes (the “Settlement Amount”), and (2) corporate governance changes to be implemented by PPC. No portion of the settlement amount will be paid by PPC to the non-PPC defendants. The settlement was approved by the Court of Chancery on January 28, 2020. On March 2, 2020, the Settlement Amount was transferred to PPC.

Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland against PPC and a number of other chicken producers, as well as WMS (Webber, Meng, Sahl and Company) and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. The four cases are Jien v. Perdue Farms, Inc., Case No. 19-cv-2521; Earnest v. Perdue Farms, Inc. et al., Case No. 19-cv-02680; Robinson v. Tyson Foods, Inc. et al., Case No. 19-cv-02960; and Avila v. Perdue Farms, Inc., et al., Case No. 19-cv-03018 (together, the “Wages Litigation”). On November 12, 2019, the Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs informed the defendants and the Court they would be amending their complaint, which they did on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint extended to include more class members and turkey processors as well as chicken. The defendants filed motions to dismiss the consolidated amended complaint on March 2, 2020, with oppositions originally due on April 24, 2020 and replies on May 21, 2020. The U.S. District Court for the District of Maryland has issued a series of Standing Orders related to the exigent circumstances created by COVID-19, which extended filing deadlines by 84 days, including the deadlines for the response briefings related to defendants' motions to dismiss.
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
On December 11, 2017, the PGR requested that the Federal Supreme Court in Brazil (Supremo Tribunal Federal), or the STF, terminate the Cooperation Agreements executed by Joesley Mendonça Batista and a former executive of J&F in light of allegations that included, among others, their receipt of improper support from a member of the PGR on the negotiation of their Cooperation Agreements. On May 17, 2018, the PGR requested that the STF terminate the Cooperation Agreements executed by Wesley Mendonça Batista and another J&F executive on the same grounds. As part of such proceedings, on December 17, 2018, the STF issued a ruling that there is no necessary link between the termination of the Cooperation Agreements, on the one hand, and the Leniency Agreement on the other hand, and that the termination of the Cooperation Agreements would not automatically invalidate the Leniency Agreement. However, a final decision by the STF on the termination of the Cooperation Agreements may change such ruling and directly impact the Leniency Agreement. On April 30, 2019, in connection with an administrative proceeding relating to the Leniency Agreement, the MPF argued that if the STF terminated the Cooperation Agreements, such termination could have repercussions with respect to the Leniency Agreement. According to the MPF, such repercussions could include termination of the Leniency Agreement and the inclusion of additional fines or other obligations that would be payable by J&F.
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

In accordance with the terms of the Leniency Agreement, J&F is conducting internal investigations and has engaged outside advisors to assist in conducting these investigations, which are ongoing, and with which we are fully cooperating. In addition, JBS S.A., JBS USA and the Company have (1) conducted an independent investigation in connection with matters disclosed in the Leniency Agreement and the Cooperation Agreements; and (2) communicated with relevant U.S. authorities, including the Department of Justice and the Securities and Exchange Commission, regarding the factual findings of these investigations. Additionally, JBS S.A., JBS USA and the Company have taken, and are continuing to take, measures to enhance their compliance programs, including to prevent and detect bribery and corruption.
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
In addition, we cannot guarantee that the investigations will not uncover other instances of prior illicit conduct by any of the parties to the Leniency Agreement or to the Cooperation Agreements, or by other parties affiliated with us (including, without limitation, any of our shareholders, directors, officers, employees, agents or third parties acting in our name) which are not party to the Leniency Agreement or the Cooperation Agreements. It is possible that other facts not covered by the Leniency Agreement or the Cooperation Agreements will be discovered in the future. If that occurs, Brazilian authorities may bring proceedings and impose sanctions, fines or other penalties in relation to any such additional uncovered facts and may seek to use such discoveries to invalidate or terminate the Leniency Agreement or the Cooperation Agreements.
Separately, Joesley Mendonça Batista and Wesley Mendonça Batista (who equally and indirectly own 100% of the equity interests in J&F), JBS S.A. and other defendants are party to administrative proceedings initiated by the Brazilian Securities Commission (Comissao de Valores Mobiliarios), or CVM. The matters under investigation with respect to Joesley Mendonça Batista and Wesley Mendonça Batista include possible violations of Brazilian laws regarding the following: insider trading in regulated market transactions, management due diligence obligations in connection with internal controls, misuse of JBS S.A.’s assets and conflicts of interest in approving management accounts. On September 25, 2018, the Board of Commissioners of the CVM rejected the settlement proposal submitted jointly by Joesley Mendonça Batista and Wesley Mendonça Batista, JBS S.A. and the other defendants to end the administrative proceedings related to insider trading in regulated market transactions and management due diligence obligations in connection with internal controls. On December 3, 2019, the Board of Commissioners of the CVM rejected their settlement proposal to close the administrative proceeding regarding the misuse of JBS S.A.’s assets. These proceedings in Brazil are ongoing and their results cannot be predicted.
Any further adverse developments in these, or other, matters involving Joesley Mendonça Batista and Wesley Mendonça Batista or other parties affiliated with us (including, without limitation, any of our shareholders, directors, officers, employees, agents or third parties acting in our name), could subject us to potential fines or penalties set forth under applicable law, materially adversely affect our public perception or reputation and could have a material adverse effect on us, including: (1) threatening our ability to obtain new financing, which could impair our ability to operate our business; and (2) shifting management’s focus to these matters, which could harm our ability to meet our strategic objectives. Additionally, while we have taken, and are continuing to take, measures to enhance our compliance programs, which are intended to assist us in detecting and preventing bribery and corruption, there can be no assurance that these efforts will enable us to detect or prevent all such activities.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
We reported net income attributable to Pilgrim’s of $67.3 million, or $0.27 per diluted common share, and profit before tax totaling $106.0 million, for the three months ended March 29, 2020. These operating results included net sales of $3.1 billion, gross profit of $177.1 million and $21.1 million of cash generated from operations. We generated operating margins of 2.7% with operating margins of 4.4%, 2.8% and (7.3)% in our United States (“U.S.”), United Kingdom (“U.K.”) and Europe, and Mexico reportable segments, respectively.
Impact of COVID-19
The novel Coronavirus (“COVID-19”), which has been declared a pandemic, has spread to multiple global regions, including the U.S., Mexico and Europe. The extensive impact of this pandemic has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties and other jurisdictions have imposed various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations and extended closures of businesses. On April 28, 2020, President Trump signed an executive order directing the Department of Agriculture to ensure meat and poultry processors in the U.S. continue operations uninterrupted to the maximum extent possible and designating meat and poultry processing plants as critical infrastructure.
The disruptions caused by COVID-19 did not have a material impact on our financial results for the three months ended March 29, 2020; however, as the global spread of the virus began to accelerate late in the three months ended March 29, 2020, we began to experience adverse impacts to our business and financial results. We believe that we will continue to experience disruptions to our business due to the COVID-19 pandemic through the end of the second quarter, and the disruptions due to COVID-19 could also extend into the second half of 2020. The impact of COVID-19 and measures to prevent its spread are affecting our business in a number of ways.
•Our workforce. Employee health and safety is our priority. As an essential business in a critical infrastructure industry, we continue to produce chicken and pork products, while coordinating with and implementing guidance from the U.S. Centers for Disease Control and Prevention, the National Institute of Occupational Safety and Health, and local and regional Departments of Health in an effort to keep our employees safe and healthy. Measures we have implemented include, but are not limited to: increasing physical distancing of our employees, where possible, by staggering start and shift breaks, placing on-site tents to create more space for employees at break and at meal times, and installing physical barriers to distance employees while working on production lines; adding temperature and symptom screening stations for employees prior to entering our facilities; increasing personal hygiene practices and providing our employees additional personal protective equipment and sanitation stations; and increasing sanitation of our facilities. In the U.S., we have provided appreciation bonuses to eligible employees and expanded certain sick leave policies to provide more flexibility. In addition, we implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely.
•Our operations. As of April 10, 2020, all of our 60 production facilities except for three facilities in Europe (which are temporarily closed for commercial reasons) are operating, although some facilities have reduced production levels and outputs due to increased health and safety measures and as a consequence of the decline in demand by restaurants and other foodservice businesses. To date, we have not experienced a material impact from a plant closure and our facilities have largely been exempt from government closure orders.
•Demand for our products. COVID-19 and the implementation of restricted living have led to a shift in demand from restaurants to retail grocery stores, with consumers eating more at home due to stay-at-home orders. In our U.S. and Mexico businesses, demand for parts and whole-birds (typically bound for restaurants) and prepared foods (distributed, in part, to schools) has declined, while our U.K. and Europe business, which is more retail focused, has generally seen less of an impact. In an effort to counter the adverse effects of COVID-19, we have transitioned, where commercially reasonable and possible to do so, our business operations to be in the best position to supply COVID-19 market demands. These efforts have included transferring live supply to case ready, shifting production form and mix from foodservice to retail, increasing capacity utilization of retail packaging equipment, and analyzing export positions.

•Liquidity. Our liquidity position is strong and we have taken additional measures to increase liquidity to prepare for the challenging environment ahead. On March 20, 2020 and March 25, 2020, we elected to borrow $200.0 million and $150.0 million, respectively, under the U.S. Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. The draw-down proceeds are expected to be held on our balance sheet and may be used for general corporate purposes.
•Foreign currency exchange rates and commodity prices. During the three months ended March 29, 2020, we experienced increased volatility in foreign currency exchange rates and commodity prices, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. We expect continued volatility in foreign currency exchange rates and commodity prices during 2020, though we cannot reasonably estimate the duration, extent or impact of that volatility.
•CARES Act. On March 27, 2020, the U.S. government enacted the CARES Act, which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. We estimate the payment of approximately $51 million of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.
Raw Materials and Pricing
Our U.S. and Mexico segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe segment uses wheat, soybean meal and barley as the main ingredients for feed production.
Market prices for chicken products during the three months ended March 29, 2020 trended in-line with seasonality but near the bottom of the historical range as the industry experienced an increase in production compared to the three months ended March 31, 2019. Market prices were at levels higher than the costs of feed ingredients and sufficient to provide positive profits for the industry. However, the spread of COVID-19 and the subsequent market reactions in the latter part of the three months ended March 29, 2020 have resulted in an unexpected shift in demand from foodservice to retail markets. This has triggered a short-term imbalance in supply and demand as some foodservice items cannot be quickly reworked to retail products. As a result, market prices for fresh chicken products became volatile, and more recently, decreased production of poultry and other proteins due to worker absenteeism caused by the COVID-19 pandemic resulted in increased market prices. How quickly and to what levels chicken prices will return to normal price ranges will depend on the recovery of the foodservice industry, together with other factors beyond chicken supply, such as supply of other proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment rates.
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
Reportable Segments
        We operate in three reportable segments: U.S., U.K. and Europe, and Mexico. We measure segment profit as operating income. Corporate expenses are allocated to the Mexico and U.K. and Europe reportable segments based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For additional information, see “Note 19. Reportable Segments” of our Condensed Consolidated Financial Statements included in this quarterly report.

Results of Operations
Three Months Ended Ended March 29, 2020 Compared to Three Months Ended Ended March 31, 2019
        Net sales. Net sales generated in the three months ended March 29, 2020 increased $350.3 million, or 12.9%, from net sales generated in the three months ended ended March 31, 2019. The following table provides net sales information:

Sources of net sales	Three Months Ended March 29, 2020	Change from Three Months Ended March 31, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,926,880	$43,289	2.3%
U.K. and Europe	822,262	307,300	59.7%
Mexico	325,786	(336)	(0.1)%
Total net sales	$3,074,928	$350,253	12.9%
U.S. Reportable Segment. U.S. net sales generated in the three months ended March 29, 2020 increased $43.3 million, or 2.3%, from U.S. net sales generated in the three months ended March 31, 2019 primarily because of increases in both net sales per pound and sales volume. The sales volume increase experienced by the U.S. segment contributed $26.7 million, or 1.4 percentage points, to the increase in net sales. The increase in net sales per pound contributed $16.6 million, or 0.9 percentage points, to the increase in net sales.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the three months ended March 29, 2020 increased $307.3 million, or 59.7%, from U.K. and Europe net sales generated in the three months ended March 31, 2019 primarily because of the recently acquired Tulip operations, partially offset by a decrease in net sales by our existing U.K. and Europe operations. The impact of the acquired Tulip operations contributed $321.1 million, or 62.4 percentage points, to the increase in net sales. The decrease in net sales by our existing U.K. and Europe operations was mainly due to the unfavorable impact of foreign currency translation and a decrease in net sales per pound of $8.9 million, or 1.7 percentage points, and $8.4 million, or 1.6 percentage points, respectively. Partially offsetting the unfavorable impact of foreign currency translation and the decrease in net sales per pound was an increase in sales volume of $3.5 million, or 0.7 percentage points.
Mexico Reportable Segment. Mexico net sales generated in the three months ended March 29, 2020 decreased $0.3 million, or 0.1%, from Mexico net sales generated in the three months ended March 31, 2019 primarily because of the unfavorable impact of foreign currency remeasurement of $12.4 million, or 3.8 percentage points. The unfavorable impact of foreign currency remeasurement was partially offset by an increase in net sales per pound and increase in sales volume of $6.7 million, or 2.0 percentage points, and $5.4 million, or 1.7 percentage points, respectively.
        Gross profit. Gross profit decreased by $41.8 million, or 19.1%, from $218.9 million generated in the three months ended March 31, 2019 to $177.1 million generated in the three months ended March 29, 2020. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended March 29, 2020	Change from Three Months Ended March 31, 2019		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 29, 2020	March 31, 2019
	(In thousands, except percent data)
Net sales	$3,074,928	$350,253	12.9%	100.0%	100.0%
Cost of sales	2,897,829	392,093	15.6%	94.2%	92.0%
Gross profit	$177,099	$(41,840)	(19.1)%	5.8%	8.0%

Sources of gross profit	Three Months Ended March 29, 2020	Change from Three Months Ended March 31, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$138,103	$(32,069)	(18.8)%
U.K. and Europe	52,128	22,544	76.2%
Mexico	(13,156)	(32,315)	(168.7)%
Elimination	24	—	—%
Total gross profit	$177,099	$(41,840)	(19.1)%

Sources of cost of sales	Three Months Ended March 29, 2020	Change from Three Months Ended March 31, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,788,777	$75,358	4.4%
U.K. and Europe	770,134	284,756	58.7%
Mexico	338,942	31,979	10.4%
Elimination	(24)	—	—%
Total cost of sales	$2,897,829	$392,093	15.6%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended March 29, 2020 increased $75.4 million, or 4.4%, from cost of sales incurred by our U.S. segment during the three months ended March 31, 2019. Cost of sales increased primarily because of the impact of increased cost per pound and increased sales volume, resulting in increases of $50.2 million, or 2.9 percentage points, and $24.3 million, or 1.4 percentage points, respectively. Included in the increase in cost per pound sold and increased sales volume was an increase in live input costs of $52.7 million, which included increases in feed cost, grower pay and chick costs of $30.9 million, $10.2 million and $8.6 million, respectively. An increase in payroll costs, mainly due to increased pay rates, contributed $21.5 million to the increase in cost of sales. Other factors affecting cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the three months ended March 29, 2020 increased $284.8 million, or 58.7%, from cost of sales incurred by our U.K. and Europe segment during the three months ended March 31, 2019, primarily because of costs incurred by the acquired Tulip operations, partially offset by a decrease in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales incurred by the acquired Tulip operations contributed $314.5, or 64.8 percentage points, to the increase in cost of sales. Cost of sales related to the existing U.K. and Europe operations decreased $29.8 million, or 6.1 percentage points, primarily from a decrease in cost per pound sold and the favorable impact of foreign currency translation of $25.0 million, or 5.2 percentage points, and $8.1 million, or 1.7 percentage points, respectively. Partially offsetting the decrease in cost per pound sold and favorable impact of foreign currency translation was an increase in sales volume of $3.3 million, or 0.7 percentage points. Included in the increase in cost per pound and decreased sales volume was a $25.6 million decrease in feed costs mainly due to feed deflation during the three months ended March 29, 2020, partially offset by a $4.3 million increase in labor costs due to increased minimum wage and pension costs. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended March 29, 2020 increased $32.0 million, or 10.4%, from cost of sales incurred by our Mexico segment during the three months ended March 31, 2019. This increase was primarily because of an increase in cost per pound sold and increased sales volume contributing $39.8 million, or 13.0 percentage points, and $5.1 million, or 1.7 percentage points, respectively. Partially offsetting these increases to cost of sales by $12.9 million, or 4.2 percentage points, was the favorable impact of foreign currency remeasurement. Included in the increases in cost per pound sold and sales volume were costs and sales volume related to expanded operations in Monterrey and Veracruz and a $6.3 million increase in costs due to grain, labor and egg purchases. Other factors affecting cost of sales were individually immaterial.
        Operating income. Operating income decreased by $52.7 million, or 38.4%, from $137.0 million generated in the three months ended March 31, 2019 to $84.4 million generated in the three months ended March 29, 2020. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended March 29, 2020	Change from Three Months Ended March 31, 2019		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 29, 2020	March 31, 2019
	(In thousands, except percent data)
Gross profit	$177,099	$(41,840)	(19.1)%	5.8%	8.0%
SG&A expense	92,713	10,789	13.2%	3.0%	3.0%
Administrative restructuring activity	—	27	(100.0)%	—%	—%
Operating income	$84,386	$(52,656)	(38.4)%	2.7%	5.0%

Sources of operating income	Three Months Ended March 29, 2020	Change from Three Months Ended March 31, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$85,052	$(29,789)	(25.9)%
U.K. and Europe	23,190	10,477	82.4%
Mexico	(23,880)	(33,344)	(352.3)%
Eliminations	24	—	—%
Total operating income	$84,386	$(52,656)	(38.4)%

Sources of SG&A expense	Three Months Ended March 29, 2020	Change from Three Months Ended March 31, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$53,051	$(2,307)	(4.2)%
U.K. and Europe	28,938	12,067	71.5%
Mexico	10,724	1,029	10.6%
Total SG&A expense	$92,713	$10,789	13.2%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended March 29, 2020 decreased $2.3 million, or 4.2%, from SG&A expense incurred by our U.S. reportable segment during the three months ended March 31, 2019. These decreases were primarily from a $3.8 million reduction in incentive compensation expenses, partially offset by a $1.7 million increase in legal fees due to increased litigation. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the three months ended March 29, 2020 increased $12.1 million, or 71.5%, from SG&A expense incurred by our U.K. and Europe segment during the three months ended March 31, 2019. SG&A expenses by our U.K. and Europe reportable segment increased primarily due to expenses incurred by the acquired Tulip operations and our existing U.K. and Europe operations by $8.5 million and $3.6 million, respectively. The increased expenses in our existing U.K. and Europe operations were primarily due to a $2.2 million increase in payroll expenses and a $2.0 million increase in bad debt expenses. Other factors affecting SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended March 29, 2020 increased approximately $1.0 million, or 10.6%, from SG&A expense incurred by our Mexico segment during the three months ended March 31, 2019. Factors affecting our Mexico segment's SG&A expense were individually immaterial.
        Net interest expense. Net interest expense increased to $31.0 million recognized in the three months ended March 29, 2020 from $30.2 million recognized in the three months ended March 31, 2019. Average borrowings increased $81.9 million from the three months ended March 31, 2019 to the three months ended March 29, 2020 and the weighted average interest rate decreased from 5.4% in the three months ended March 31, 2019 to 5.1% in the three months ended March 29, 2020. As a percent of net sales, interest expense in the three months ended March 29, 2020 and March 31, 2019 was 1.1% and 1.2%, respectively.
        Income taxes. Income tax expense increased to $38.5 million, a 36.3% effective tax rate, for the three months ended March 29, 2020 compared to income tax expense of $20.4 million, a 19.5% effective tax rate, for the three months ended March 31, 2019. The increase in income tax expense resulted primarily from the effects of foreign currency fluctuations.

Liquidity and Capital Resources
        The following table presents our available sources of liquidity as of March 29, 2020:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$511.2
Borrowing arrangements:
U.S. Credit Facility(a)	750.0	350.0	359.6
Mexico Credit Facility(b)	64.3	—	64.3
U.K. and Europe Credit Facilities(c)	135.7	—	135.7
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at March 29, 2020 totaled $40.4 million.
(b)The U.S. dollar-equivalent of the amount available under the Mexico Credit Facility was $64.3 million. The Mexico Credit Facility provides for a loan commitment of $1.5 billion Mexican pesos.
(c)The U.K. and Europe Credit Facilities provide for aggregate loan commitments of £100.0 million (or $124.6 million U.S. dollar-equivalent) and €10.0 million (or $11.1 million U.S. dollar equivalent).
        We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds
Three Months Ended March 29, 2020
        Cash provided by operating activities was $21.1 million for the three months ended March 29, 2020. The cash flows provided by operating activities resulted primarily from net income of $67.4 million, net noncash expenses of $100.3 million, a change in inventory of $9.3 million and a change in other operating assets and liabilities of $7.0 million. These cash flows were offset by the use of $108.0 million related to accounts payable, accrued expenses and other current liabilities, the use of $26.3 million in cash related to trade accounts and other receivables, the use of $22.4 million in cash related to prepaid expenses and other current assets, and the use of $6.3 million in cash related to long-term pension and other postretirement obligations.
Net noncash expenses provided $100.3 million in cash related to operating activities for the three months ended March 29, 2020. Net noncash expense items included depreciation and amortization of $79.8 million, deferred income tax expense of $17.0 million, an adjustment to a previously recognized gain on a bargain purchase of $1.7 million, loan cost amortization of $1.2 million, share-based compensation expense of $0.7 million and a loss in equity-method investments and accretion of discounts related to Senior Notes of $0.3 million and $0.2 million, respectively. These expense items were partially offset by gains on property disposals and amortization of premiums related to Senior Notes of $0.5 million and $0.2 million, respectively.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented $26.3 million use of cash related to operating activities for the three months ended March 29, 2020. This change is primarily due to customer payment timing.
        The change in inventories represented a $9.3 million source of cash related to operating activities for the three months ended March 29, 2020. This change resulted primarily from a decrease in our processed and work-in-process inventories.
        The change in prepaid expenses and other current assets represented a $22.4 million use of cash related to operating activities for the three months ended March 29, 2020. This change resulted primarily from a net increase in commodity and currency rate derivative assets and value-added tax receivables.
        The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $108.0 million use of cash related to operating activities for the three months ended March 29, 2020. This change resulted primarily from the timing of payments and cash payment of incentive compensation.
        Cash used in investing activities totaled $78.3 million for the three months ended March 29, 2020. Cash used to acquire property, plant and equipment totaled $77.2 million and cash used related to the purchase of Tulip totaled $1.7 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs. These uses of cash were partially offset by proceeds generated from property disposals totaled $0.6 million during the three months ended March 29, 2020.
        Cash proceeds from financing activities totaled $315.2 million for the three months ended March 29, 2020. Cash proceeds from revolving line of credit and long-term debt totaled $356.5 million. These cash proceeds were partially offset by cash used to purchase common stock under the share repurchase program of $27.9 million and payments on revolving line of credit and long-term debt of $13.4 million.
Three Months Ended March 31, 2019
Cash provided by operating activities was $120.4 million for the three months ended March 31, 2019. The cash flows provided by operating activities resulted primarily from net income of $84.1 million and net noncash expenses of $65.1 million, a change in accounts payable, accrued expenses and other current liabilities of $22.0 million and a change in prepaid expenses and other current assets of $11.5 million. These cash flows were partially offset by $6.6 million in cash provided by income taxes and $2.4 million in cash provided by trade accounts and other receivables.
        The change in trade accounts and other receivables, including accounts receivable from related parties, represented $2.4 million source of cash related to operating activities for the three months ended March 31, 2019. This change is primarily due to customer payment timing.

        The change in inventories represented a $1.4 million use of cash related to operating activities for the three months ended March 31, 2019. This change resulted primarily from a decrease in our finished chicken products.

        The change in prepaid expenses and other current assets represented a $11.5 million use of cash related to operating activities for the three months ended March 31, 2019. This change resulted primarily from a net increase in value-added tax receivables.

        The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $22.0 million use of cash related to operating activities for the three months ended March 31, 2019. This change resulted primarily from the timing of payments.

        The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $6.6 million source of cash related to operating activities for the three months ended March 31, 2019. This change resulted primarily from the timing of estimated tax payments.

        Net noncash expenses provided $65.1 million in cash related to operating activities for the three months ended March 31, 2019. Net noncash expense items included depreciation and amortization of $67.2 million, share-based compensation of $1.9 million and loan cost amortization of $1.2 million, which were partially offset by a deferred income tax benefit of $4.1 million and a foreign currency transaction gain related to borrowing arrangements of $1.0 million.

Cash used in investing activities totaled $87.4 million for the three months ended March 31, 2019. Cash used to acquire property, plant and equipment totaled $87.9 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs. Cash proceeds generated from property disposals totaled $0.5 million during the thirteen weeks ended March 31, 2019.

        Cash proceeds from financing activities totaled $3.9 million for the three months ended March 31, 2019. Cash proceeds from revolving line of credit and long-term debt totaled $67.2 million. These cash proceeds were offset by cash payments on revolving line of credit and long-term debt of $62.3 million, a cash distribution under our tax sharing agreement with JBS USA Food Company Holdings of $0.5 million and cash used to pay capitalized loan costs of $0.5 million.

Debt
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and other term loan agreements. For a description, refer to “Note 13. Debt.”
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility.

Contractual Obligations
        Contractual obligations at March 29, 2020 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,669,187	$25,408	$50,029	$1,743,750	$850,000
Interest(c)	752,112	127,832	253,444	221,023	149,813
Finance leases	2,267	562	988	717	—
Operating leases	324,473	76,240	119,335	76,186	52,712
Derivative liabilities	18,086	18,086	—	—	—
Purchase obligations(d)	318,529	318,529	—	—	—
Total	$4,084,654	$566,657	$423,796	$2,041,676	$1,052,525
(a)The total amount of unrecognized tax benefits at March 29, 2020 was $12.8 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.
(b)Long-term debt is presented at face value and excludes $40.4 million in letters of credit outstanding related to normal business transactions.
(c)Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of March 29, 2020.
(d)Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
Recent Accounting Pronouncements
        See “Note 1. General” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to these recent accounting pronouncements.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our 2019 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of the periods presented. However, fluctuations greater than 10.0% could occur.

	Three Months Ended
	March 29, 2020
	Amount	Impact of 10% Change to Cost of Sales
	(In thousands)
Feed purchases(a)	$778,496	$77,850
Feed inventory(b)	159,132	(15,913)
(a)Based on our feed consumption, a 10% increase in the price of our feed purchases will increase cost of sales, excluding the impact of any feed ingredients derivative financial instruments in that period.
(b)A 10.0% increase in ending feed ingredient inventories will decrease cost of sales, excluding any potential impact on the production costs of our chicken inventories.

	March 29, 2020
	Amount	Impact of 10% Change to the Fair Value of Commodity Derivative Assets
	(In thousands)
Commodity derivative assets(a)	$31,745	$3,175
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10.0% increase in corn, soybean meal, soybean oil prices and wheat would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of March 29, 2020.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical increase in interest rates of 10.0%. Using a discounted cash flow analysis, a hypothetical 10.0% increase in interest rates would have decreased the fair value of our fixed-rate debt by $52.5 million as of March 29, 2020.
Variable-rate debt. Our variable-rate debt instruments represent approximately 31.2% of our total debt as of March 29, 2020. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by an immaterial amount for the three months ended March 29, 2020.
Foreign Currency
Mexico Subsidiaries
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10.0% deterioration in the current exchange rate used to convert Mexican pesos to U.S. dollars as of March 29, 2020. However, fluctuations greater than 10.0% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Three Months Ended
March 29, 2020
(In thousands, except for exchange rate data)
Foreign currency remeasurement gain(a)	$4,447
Average exchange rate of Mexican pesos to U.S. dollar:
As reported	19.94
Hypothetical 10% change	21.94
Foreign currency transaction loss(b)	15,374
(a)Based on the net monetary asset position of our Mexican subsidiaries, a 10% change on the average exchange rate of Mexican pesos to U.S. dollar will result in recognition of additional foreign currency remeasurement gain for the three months ended March 29, 2020.
(b)Based on the net monetary asset position of our Mexico segment, a 10% change in exchange rates would have resulted in foreign currency transaction loss recognized in the three months ended March 29, 2020.
U.K. and Europe Foreign Investments
We are exposed to foreign exchange-related variability of investments and earnings from our foreign investments in the U.K. and Europe. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. For this sensitivity analysis, market risk is estimated as a hypothetical 10% adverse change in exchange rates would cause the following effect on our U.K. and Europe foreign investments:

	March 29, 2020
	Amount	Impact of 10% Change in Exchange Rates
	(In thousands)
Net assets(a)	$2,005,410	$(182,310)
Foreign currency forward contracts(b):
British pound to U.S. dollar	(36,743)	4,083
Euro to U.S. dollar	(1,762)	(186)
(a)A 10% adverse change in exchange rate, after consideration of our derivative and nonderivative financial instruments, would cause a reduction in the net assets of our U.K. and Europe foreign investments that are denominated in British pound as of March 29, 2020.
(a)We had foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $38.5 million, to hedge a portion of our investments in U.K. and Europe. On the basis of our sensitivity analysis, a weakening of the U.S. dollar against the British pound would result in a positive change in our cash flows on settlement for March 29, 2020 and a weakening of the U.S. dollar against the euro would result in a negative change in our cash flows on settlement for March 29, 2020. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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
Impact of Inflation
Due to low to moderate inflation in the U.S., the U.K. and Europe, and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

Forward Looking Statements
Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made herein, in our other filings with the SEC, in press releases, and in certain other oral and written presentations. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “imply,” “intend,” “should,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:
•The impact of the COVID-19 pandemic, efforts to contain the pandemic and resulting economic downturn on our operations and financial condition;
•Matters affecting the chicken industry generally, including fluctuations in the commodity prices of feed ingredients and chicken;
•Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;
•Our ability to maintain contracts that are critical to our operations;
•Our ability to retain management and other key individuals;
•Outbreaks of avian influenza or other diseases, either in our own flock or elsewhere, affecting our ability to conduct our operations and/or demand for our poultry products;
•Contamination of our products, which has previously and can in the future lead to product liability claims and product recalls;
•Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;
•Changes in laws or regulations affecting our operations or the application thereof;
•Our ability to ensure that our directors, officers, employees, agents, third-party intermediaries and the companies to which we outsource certain of our business operations will comply with anti-corruption laws or other laws governing the conduct of business with government entities;
•New immigration legislation or increased enforcement efforts in connection with existing immigration legislation that cause our costs of business to increase, cause us to change the way in which we do business or otherwise disrupt our operations;
•Competitive factors and pricing pressures or the loss of one or more of our largest customers;
•Inability to consummate, or effectively integrate, any acquisition, including the acquisition of Tulip, or to realize the associated anticipated cost savings and operating synergies;
•Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign segments, including risks associated with Brexit;
•Restrictions imposed by, and as a result of, Pilgrim's Pride's leverage;
•Disruptions in international markets and distribution channels;

•Our ability to maintain favorable labor relations with our employees and our compliance with labor laws;
•Extreme weather or natural disasters;
•The impact of uncertainties in litigation; and
•Other risks described herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 29, 2019 as filed with the SEC.
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
        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 29, 2020. Consistent with guidance issued by the SEC for a recently acquired business, management is excluding the internal control over financial reporting of Tulip from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 29, 2020. Total assets and net sales of Tulip, which the company acquired in the fourth quarter of 2019, included in our Condensed Consolidated Financial Statements as of and for the three months ended March 29, 2020 were $648.3 million and $321.1 million, respectively. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of March 29, 2020, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 29, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As mentioned above, the Company acquired Tulip on October 15, 2019. The Company is in the process of reviewing the internal control structure of Tulip and, if necessary, will make appropriate changes as it integrates Tulip into the Company's overall internal control over financial reporting process.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and October 22, 2019, 32 individual direct action complaints (Affiliated Foods, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00700; U.S. Foods Inc. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00702; Action Meat Distributors, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Jetro Holdings, LLC v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al., v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ's Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer); Shamrock Foods Company, et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 1:18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00354, Hooters of America, LLC v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00390, Darden Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00530; Associated Grocers, Inc., et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-00638; Checkers Drive-In Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-01283; Conagra Brands, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02190, Giant Eagle, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-02758; Save Mart Supermarkets v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02805; Walmart Inc., et al. v. Pilgrim’s Pride Corporation, et al., Case No. 1:19-cv-03915 (transferred from the U.S. District Court for the Western District of Arkansas on June 11, 2019, following Plaintiffs’ unopposed motion to transfer); Services Group of America, Inc. v. Tyson Food, Inc., et al., Case No. 1:19-cv-04194; Restaurants of America, Inc., et al. v. Tyson Foods, Inc., et al., No. 19-cv-04824; Anaheim Wings, d/b/a Hooters of Anaheim, et al. v. Tyson Foods, Inc., et al., No. 19- cv-05229; Amigos Meat Distributors, LP, et al. v. Tyson Foods, Inc., et al., No. 19-cv-05424; PJ Food Service, Inc. v. Tyson Foods, Inc., et al., No. 19-cv-6141; The Golub Corporation, et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 19-cv-06955; and Commonwealth of Puerto Rico v. Koch Foods, Inc., et al., Case No. 3:19-cv-01605 (transferred from the U.S. District Court for the District of Puerto Rico)) were filed with the U.S. District Court for the Northern District of Illinois by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. The Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated. On June 21, 2019, the U.S. Department of Justice (the “DOJ”) filed a motion to intervene and stay discovery in the In re Broiler Chicken Antitrust Litigation for a period of six months. Following a hearing on June 27, 2019, on June 28, 2019, the Court granted the government’s motion to intervene, ordering a limited stay first until September 27, 2019, and then, following a subsequent request for an extension by the DOJ, to June 27, 2020. On July 1, 2019, the DOJ issued a subpoena to PPC in connection with its investigation. PPC is currently in the process of complying with the subpoena. On December 18, 2019, the Court reset the date for the lifting of the stay to March 31, 2020. On January 29, 2020, the Court issued a scheduling order through trial, which contemplates class certification briefing and related expert reports proceeding from June 18, 2020 to November 25, 2020, the close of all merits fact discovery on December 18, 2020, and summary judgment briefing and related expert reports proceeding from January 15, 2021 to August 10, 2021. The Court has set a trial date of April 4, 2022. The U.S. District Court for the Northern District of Illinois issued General Orders in re Coronavirus (“COVID-19”) Public Emergency on March 17, 2020, March 20, 2020 and March 30, 2020, which extended all deadlines in all civil cases first 21 and then 28 days. Further revisions to the schedule are anticipated in the coming weeks.
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
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the Eastern District of Oklahoma, alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Court initially held oral argument on January 19, 2018, during which it considered and granted only certain other defendants’ motions challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma court occurred on April 20, 2018. In addition, on March 12, 2018, the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) enjoined the plaintiffs from litigating the Grower Litigation complaint as pled against PPC because allegations in the consolidated complaint violate the confirmation order relating to PPC’s bankruptcy proceedings in 2008 and 2009. Specifically, the 2009 bankruptcy confirmation order bars any claims against PPC based on conduct occurring before December 28, 2009. On March 13, 2018, PPC notified the trial court of the Bankruptcy Court’s injunction. On January 6, 2020, the Court held a motion hearing and denied the pending Rule 12 motion and lifted the stay on discovery. A status conference was held on April 6, 2020 and a case schedule is pending.
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
On January 24, 2018 a stockholder derivative action styled as Sciabacucchi v. JBS S.A. et al. was brought against all of PPC’s directors, JBS S.A., JBS USA Holdings and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of PPC’s acquisition of Moy Park. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. Both complaints sought compensatory damages. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. Also by stipulation, various defendants have been voluntarily dismissed from the case without prejudice. The remaining defendants are JBS S.A., JBS USA Holding, and directors Lovette, Nogueira de

Souza, Tomazoni, and Molina. PPC also remains in the case as a nominal defendant. On March 15, 2019, the Chancery Court denied the non-PPC defendants’ motion to dismiss. As a result, the case proceeded to discovery, and trial was scheduled to commence in November 2020. On October 3, 2019, the parties entered into a stipulation agreeing to settle the dispute for (1) a cash payment to PPC by the non-PPC defendants of $42.5 million less any fees and expenses awarded to the plaintiffs’ counsel, as well as any applicable taxes (the “Settlement Amount”), and (2) corporate governance changes to be implemented by PPC. No portion of the settlement amount will be paid by PPC to the non-PPC defendants. The settlement was approved by the Court of Chancery on January 28, 2020. On March 2, 2020, the Settlement Amount was transferred to PPC.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland against PPC and a number of other chicken producers, as well as WMS (Webber, Meng, Sahl and Company) and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. The four cases are Jien v. Perdue Farms, Inc., Case No. 19-cv-2521; Earnest v. Perdue Farms, Inc. et al., Case No. 19-cv-02680; Robinson v. Tyson Foods, Inc. et al., Case No. 19-cv-02960; and Avila v. Perdue Farms, Inc., et al., Case No. 19-cv-03018 (together, the “Wages Litigation”). On November 12, 2019, the Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs informed the defendants and the Court they would be amending their complaint, which they did on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint extended to include more class members and turkey processors as well as chicken. The defendants filed motions to dismiss the consolidated amended complaint on March 2, 2020, with oppositions originally due on April 24, 2020 and replies on May 21, 2020. The U.S. District Court for the District of Maryland has issued a series of Standing Orders related to the exigent circumstances created by COVID-19, which extended filing deadlines by 84 days, including the deadlines for the response briefings related to defendants' motions to dismiss.
PPC believes it has strong defenses in each of the above litigations and intends to contest them vigorously. PPC cannot predict the outcome of these actions nor when they will be resolved. If the plaintiffs were to prevail in any of these litigations, PPC could be liable for damages, which could be material and could adversely affect its financial condition or results of operations.
ITEM 1A. RISK FACTORS
        In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 29, 2019, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.
The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect our business, results of operations, financial condition and the trading value of our securities.
The outbreak of COVID-19, which surfaced in Wuhan, China in December 2019, has since been declared a global pandemic. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties and other jurisdictions have imposed a number of measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations and extended closures of businesses. On April 28, 2020, President Trump signed an executive order directing the Department of Agriculture to ensure meat and poultry processors in the U.S. continue operations uninterrupted to the maximum extent possible and designating meat and poultry processing plants as critical infrastructure.
The COVID-19 outbreak has had, and a continuing outbreak or future outbreaks are likely to have, numerous adverse effects on our business and operations.
If COVID-19 continues to spread, we may be required to temporarily close one or more of our production facilities. As of April 10, 2020, all of our 60 production facilities except for three facilities in Europe (which are temporarily closed for commercial reasons) are operating, although some facilities have reduced production levels and outputs due to increased health and safety measures and as a consequence of the decline in demand by restaurants and other foodservice businesses. There can be no assurance that the health and safety measures we have taken (which include adding temperature and symptom screening stations for employees prior to entering our facilities and increasing physical distancing of our employees) will eradicate the risks associated with working in a critical infrastructure industry, including but not limited to, infection of our employees or the temporary closure of a facility, which could, in turn, have a material adverse impact on our reputation, business, results of operations and financial condition.
We may experience decreased production and sales due to the changing demand for food products. COVID-19 and the implementation of restricted living have led to a shift in demand from restaurants to retail grocery stores, with consumers eating more at home due to stay-at-home orders. In our U.S. and Mexico businesses, demand for parts and whole-birds (typically bound for restaurants) and prepared foods (distributed, in part, to schools) has declined, while our U.K. and European business, which is more retail focused, has generally seen less of an impact. Although we are taking steps to shift our production and meet this changing demand, we may be unable to effectively implement our plans to adjust our supply of products, which could materially adversely impact our business and results of operations.
We may face a significant increase in delayed payments from our customers. As a result of the increased financial pressures on our suppliers and customers, we have begun to see an increasing number of requests to delay payments from our customers. If the number of such requests significantly increases, we may face a material increase in uncollectible accounts and write-offs, which could materially adversely affect our financial condition.
Our brand or reputation could be negatively impacted. The meat production industry has recently been the focus of negative press reports in light of the spread of COVID-19 at certain companies’ facilities. Although we have not been the focus of such reports, our brand or reputation could be negatively impacted by such reports.
In addition to the risks described above, the COVID-19 pandemic could have additional adverse effects on our business and financial condition, including, but not limited to, the following:
•a significant increase in the cost or the difficulty to obtain debt or equity financing, or to refinance our debt in the future, or the risk that we may be unable to meet the requirements of the covenants in our existing credit facilities, which could negatively affect our liquidity position and our ability to fund operations or future investment opportunities;
•an impairment in the carrying value of goodwill or intangible assets or a change in the useful life of definite-lived intangible assets;
•significant volatility or decline in the trading price of our securities; and
•our inability to execute strategic business activities including acquisitions and divestiture.
The potential effects of COVID-19 could also impact or heighten many of the risks described in our risk factors included in Part 1, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 29, 2019, filed with the SEC on February 21, 2020, including, but not limited to: increased risk of cyber-attacks, other cyber incidents or security breaches; litigation risks; deterioration in labor relations with our employees; increase in employee turnover; and our dependence on contract growers.
The situation surrounding COVID-19 remains fluid and the likelihood of impacts on the Company that could be material increases the longer the virus impacts activity levels in the countries where we operate, including the U.S., the U.K. and Mexico. Therefore, it is difficult to predict with certainty the potential impact of the virus on the Company’s business, operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
        On October 31, 2018, the Company’s Board of Directors approved a $200 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of March 29, 2020, the Company had repurchased 1,597,267 shares under this program for an aggregate cost of $31.0 million and an average price of $19.4334 per share. Set forth below is information regarding our stock repurchases for the three months ended March 29, 2020.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
December 30, 2019 through January 26, 2020	—	$—	—	$196,865,927
January 27, 2020 through March 1, 2020	—	—	—	196,865,927
March 2, 2020 through March 29, 2020	1,465,695	19.0396	—	168,959,646
Total	1,465,695	$19.0396	—	$168,959,646
(a) Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

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

PILGRIM’S PRIDE CORPORATION

Date: April 29, 2020	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)