Form 10-Q
period 2020-06-28
PILGRIMS PRIDE CORP
filed 2020-07-30
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of July 29, 2020, was 244,031,578.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28, 2020	December 29, 2019
	(In thousands)
Cash and cash equivalents	$507,442	$260,568
Restricted cash and cash equivalents	27,031	20,009
Trade accounts and other receivables, less allowance for doubtful accounts	694,845	741,281
Accounts receivable from related parties	1,109	944
Inventories	1,347,141	1,383,535
Income taxes receivable	73,886	60,204
Prepaid expenses and other current assets	151,532	131,695
Total current assets	2,802,986	2,598,236
Deferred tax assets	4,607	4,426
Other long-lived assets	29,896	36,325
Identified intangible assets, net	558,491	596,053
Goodwill	929,518	973,750
Operating lease assets, net	282,528	301,513
Property, plant and equipment, net	2,548,555	2,592,061
Total assets	$7,156,581	$7,102,364

Accounts payable	$884,423	$993,780
Accounts payable to related parties	7,404	3,819
Revenue contract liability	39,425	41,770
Accrued expenses and other current liabilities	528,256	575,319
Income taxes payable	291	7,075
Current maturities of long-term debt	25,566	26,392
Total current liabilities	1,485,365	1,648,155
Noncurrent operating lease liability, less current maturities	213,829	235,382
Long-term debt, less current maturities	2,615,951	2,276,029
Noncurrent income taxes payable	7,731	7,731
Deferred tax liabilities	310,338	301,907
Other long-term liabilities	148,968	97,100
Total liabilities	4,782,182	4,566,304
Common stock	2,612	2,611
Treasury stock	(312,771)	(234,892)
Additional paid-in capital	1,958,727	1,955,261
Retained earnings	939,044	877,812
Accumulated other comprehensive loss	(223,427)	(75,129)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,364,185	2,525,663
Noncontrolling interest	10,214	10,397
Total stockholders’ equity	2,374,399	2,536,060
Total liabilities and stockholders’ equity	$7,156,581	$7,102,364
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands, except per share data)
Net sales	$2,824,023	$2,843,085	$5,898,951	$5,567,760
Cost of sales	2,704,164	2,475,221	5,601,993	4,980,957
Gross profit	119,859	367,864	296,958	586,803
Selling, general and administrative expense	92,570	88,357	185,283	170,281
Administrative restructuring activity	—	(43)	—	(70)
Operating income	27,289	279,550	111,675	416,592
Interest expense, net of capitalized interest	32,323	33,594	65,011	67,156
Interest income	(1,158)	(3,444)	(2,848)	(6,784)
Foreign currency transaction loss (gain)	5,525	2,260	(12,860)	4,896
Miscellaneous, net	(45)	1,513	(34,233)	1,156
Income (loss) before income taxes	(9,356)	245,627	96,605	350,168
Income tax expense (benefit)	(2,956)	75,547	35,556	95,963
Net income (loss)	(6,400)	170,080	61,049	254,205
Less: Net income (loss) attributable to noncontrolling interests	(364)	12	(183)	126
Net income (loss) attributable to Pilgrim’s Pride Corporation	$(6,036)	$170,068	$61,232	$254,079

Weighted average shares of Pilgrim's Pride Corporation common stock outstanding:
Basic	246,687	249,400	248,017	249,283
Effect of dilutive common stock equivalents	331	236	291	320
Diluted	247,018	249,636	248,308	249,603

Net income (loss) attributable to Pilgrim's Pride Corporation per share of common stock outstanding:
Basic	$(0.02)	$0.68	$0.25	$1.02
Diluted	$(0.02)	$0.68	$0.25	$1.02
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Net income (loss)	$(6,400)	$170,080	$61,049	$254,205
Other comprehensive income:
Foreign currency translation adjustment:
Losses arising during the period	(18,782)	(38,053)	(115,547)	(611)
Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	(2,147)	1,298	1,901	400
Reclassification to net earnings for losses (gains) realized	(162)	48	580	(173)
Available-for-sale securities:
Gains arising during the period	2	172	14	194
Income tax effect	(1)	(42)	(4)	(47)
Reclassification to net earnings for gains realized	(12)	(172)	(12)	(307)
Income tax effect	3	42	3	76
Defined benefit plans:
Losses arising during the period	(34,151)	(7,171)	(44,961)	(3,971)
Income tax effect	6,459	1,877	9,164	1,098
Reclassification to net earnings of losses realized	375	328	751	656
Income tax effect	(94)	(80)	(187)	(160)
Total other comprehensive loss, net of tax	(48,510)	(41,753)	(148,298)	(2,845)
Comprehensive income (loss)	(54,910)	128,327	(87,249)	251,360
Less: Comprehensive income (loss) attributable to noncontrolling interests	(364)	12	(183)	126
Comprehensive income (loss) attributable to Pilgrim's Pride Corporation	$(54,546)	$128,315	$(87,066)	$251,234
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended June 28, 2020	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2019	261,119	$2,611	(11,547)	$(234,892)	$1,955,261	$877,812	$(75,129)	$10,397	$2,536,060
Net income (loss)	—	—	—	—	—	61,232	—	(183)	61,049
Other comprehensive loss, net of tax	—	—	—	—	—	—	(148,298)	—	(148,298)
Stock-based compensation plans:
Common stock issued under compensation plans	66	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	3,467	—	—	—	3,467
Common stock purchased under share repurchase program	—	—	(4,121)	(77,879)	—	—	—	—	(77,879)
Balance at June 28, 2020	261,185	$2,612	(15,668)	$(312,771)	$1,958,727	$939,044	$(223,427)	$10,214	$2,374,399

Three Months Ended June 28, 2020	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 29, 2020	261,185	$2,612	(13,013)	$(262,798)	$1,955,936	$945,080	$(174,917)	$10,578	$2,476,491
Net loss	—	—	—	—	—	(6,036)	—	(364)	(6,400)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48,510)	—	(48,510)
Stock-based compensation plans:
Common stock issued under compensation plans			—	—	—	—	—	—	—
Requisite service period recognition	—	—	—	—	2,791	—	—	—	2,791
Common stock purchased under share repurchase program	—	—	(2,655)	(49,973)	—	—	—	—	(49,973)
Balance at June 28, 2020	261,185	$2,612	(15,668)	$(312,771)	$1,958,727	$939,044	$(223,427)	$10,214	$2,374,399

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)

Six Months Ended June 30, 2019	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 30, 2018	260,396	$2,604	(11,431)	$(231,994)	$1,945,136	$421,888	$(127,834)	$9,785	$2,019,585
Net income	—	—	—	—	—	254,079	—	126	254,205
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,845)	—	(2,845)
Stock-based compensation plans:
Common stock issued under compensation plans	459	5	—	—	(5)	—	—	—	—
Requisite service period recognition	—	—	—	—	5,217	—	—	—	5,217
Common stock purchased under share repurchase program	—	—	(116)	(2,898)	—	—	—	—	(2,898)
Balance at June 30, 2019	260,855	$2,609	(11,547)	$(234,892)	$1,950,348	$675,967	$(130,679)	$9,911	$2,273,264

Three Months Ended June 30, 2019	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 31, 2019	260,855	$2,609	(11,431)	$(231,994)	$1,947,013	$505,899	$(88,926)	$9,899	$2,144,500
Net income	—	—	—	—	—	170,068	—	12	170,080
Other comprehensive loss, net of tax	—	—	—	—	—	—	(41,753)	—	(41,753)
Stock-based compensation plans:
Common stock issued under compensation plans	—	—	—	—	—	—	—	—	—
Requisite service period recognition	—	—	—	—	3,335	—	—	—	3,335
Common stock purchased under share repurchase program	—	—	(116)	(2,898)	—	—	—	—	(2,898)
Balance at June 30, 2019	260,855	$2,609	(11,547)	$(234,892)	$1,950,348	$675,967	$(130,679)	$9,911	$2,273,264
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28, 2020	June 30, 2019
	(In thousands)
Cash flows from operating activities:
Net income	$61,049	$254,205
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	164,376	138,530
Deferred income tax expense (benefit)	25,255	(3,354)
Stock-based compensation	3,467	5,217
Loan cost amortization	2,422	2,401
Negative adjustment to previously recognized gain on bargain purchase	1,740	—
Loss (gain) on property disposals	(1,587)	230
Accretion of discount related to Senior Notes	491	491
Amortization of premium related to Senior Notes	(334)	(334)
Loss (gain) on equity-method investments	304	(32)
Foreign currency transaction gain related to borrowing arrangements	—	37
Changes in operating assets and liabilities:
Trade accounts and other receivables	29,920	(20,385)
Inventories	16,350	(27,212)
Prepaid expenses and other current assets	(22,072)	(1,339)
Accounts payable, accrued expenses and other current liabilities	(122,191)	20,664
Income taxes	(27,350)	34,013
Long-term pension and other postretirement obligations	(1,908)	(1,121)
Other operating assets and liabilities	10,794	1,353
Cash provided by operating activities	140,726	403,364
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(148,175)	(177,609)
Proceeds from property disposals	9,894	1,740
Purchase of acquired business, net of cash acquired	(4,216)	—
Cash used in investing activities	(142,497)	(175,869)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	356,547	99,636
Purchase of common stock under share repurchase program	(77,879)	(2,898)
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(20,105)	(113,079)
Payment from equity distribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	—	(525)
Payment of capitalized loan costs	—	(596)
Cash provided by (used in) financing activities	258,563	(17,462)
Effect of exchange rate changes on cash and cash equivalents	(2,896)	(5)
Increase in cash, cash equivalents and restricted cash	253,896	210,028
Cash, cash equivalents and restricted cash, beginning of period	280,577	361,578
Cash, cash equivalents and restricted cash, end of period	$534,473	$571,606
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 100 countries. Pilgrim’s fresh products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated, processed sausages, bacon, slow-cooked, smoked meat and gammon joints. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts, pre-packed meats, sandwich, deli counter meats, pulled pork balls, meat balls and coated foods. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of June 28, 2020, Pilgrim’s had approximately 52,700 employees and the capacity to process approximately 44.9 million birds per work week for a total of more than 13.1 billion pounds of live chicken annually. Approximately 4,900 contract growers supply chicken for the Company’s operations. As of June 28, 2020, Pilgrim's had 5,500 employees and the capacity to process approximately 43,500 pigs per week for a total of 416.8 million pounds of live pork annually. Approximately 280 contract growers supply pork for the Company's operations. As of June 28, 2020, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 79.6% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the six months ended June 28, 2020 are not necessarily indicative of the results that may be expected for the year ending December 27, 2020. For further information, refer to the consolidated and combined financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2019.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2020) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The six months ended June 28, 2020 represents the period from December 30, 2019 through June 28, 2020. The six months ended June 30, 2019 represents the period from December 31, 2018 through June 30, 2019.
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
The functional currency of the Company's U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K. and Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company's operations in France and the Netherlands is the euro. For foreign currency-denominated entities other than the Company's Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. For the Company's Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records, as well as foreign currency transaction gains and losses, are reflected in Foreign currency transaction loss (gain) in the Condensed Consolidated Statements of Operations.
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 28, 2020	December 29, 2019
	(In thousands)
Cash and cash equivalents	$507,442	$260,568
Restricted cash	27,031	20,009
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$534,473	$280,577
Recent Accounting Pronouncements Adopted as of June 28, 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The adoption of this guidance did not have a material impact on our financial statements.
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
Recent Accounting Pronouncements Not Yet Adopted as of June 28, 2020
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that the ASU 2019-12 will have on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the application of current GAAP to existing contracts, hedging relationships and other transactions affected by reference rate reform. The new guidance will ease the transition to new reference rates by allowing entities to update contracts and hedging relationships without applying many of the contract modification requirements specific to those contracts. The provisions of the new guidance will be effective beginning March 12, 2020, extending through December 31, 2022 with the option to apply the guidance at any point during that time period. Once an entity elects an expedient or exception it must be applied to all eligible contracts or transactions. We currently have hedging transactions and debt agreements that reference LIBOR and will apply the new guidance as these contracts are modified to reference other rates.
2. BUSINESS ACQUISITIONS
Tulip Limited
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
Through June 28, 2020, all transaction costs incurred in conjunction with this acquisition totaled approximately $1.4 million. These costs were expensed as incurred and are reflected within selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
The results of operations of the acquired business since October 15, 2019 are included in the Company’s Condensed Consolidated Statements of Operations. Net sales and net income incurred by the acquired business during the three months ended June 28, 2020 totaled $336.2 million and $1.5 million, respectively. Net sales generated and net loss incurred by the acquired business during the six months ended June 28, 2020 totaled $657.3 million and $2.4 million, respectively.
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

	Six Months Ended
	June 28, 2020	June 30, 2019
	(In thousands, except per share amounts)
Net sales	$5,898,951	$6,246,429
Net income attributable to Pilgrim's	62,425	253,230
Net income attributable to Pilgrim's per common share - diluted	0.25	1.01
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

FAMPAT/Plan Pro
On April 1, 2020, Avícola Pilgrim's Pride de Mexico S.A. de C.V. acquired 100% of the equity of FAMPAT S.A. de C.V. and Plan Pro Restaurantes S.A. de C.V. (together, “FAMPAT/Plan Pro”) for an aggregate purchase price of 70.4 million Mexican pesos, or $3.0 million. The acquisition was funded with cash on hand. Transaction costs were immaterial; these costs were expensed as incurred and are reflected within selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations. The acquired operations produce value-added products such as taquitos, enchiladas and pizza, bringing additional breadth and diversity to the Company's product portfolio. The results of operations and financial position of FAMPAT/Plan Pro have been included in the consolidated results of operations and financial position of the Company from the date of acquisition. The FAMPAT/Plan Pro operations are included in the Company’s Mexico reportable segment.
The allocation of the purchase price reflects fair value using Level 3 unobservable inputs. The values recorded were determined based on a valuation using management’s estimates and assumptions.
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

	Three Months Ended June 28, 2020			Six Months Ended June 28, 2020
	Domestic	Export	Net Sales	Domestic	Export	Net Sales
	(In thousands)
U.S.	$1,701,219	$97,470	$1,798,689	$3,569,246	$156,323	$3,725,569
U.K. and Europe	698,347	58,854	757,201	1,443,446	136,017	1,579,463
Mexico	268,133	—	268,133	593,919	—	593,919
Net sales	$2,667,699	$156,324	$2,824,023	$5,606,611	$292,340	$5,898,951

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Domestic	Export	Net Sales	Domestic	Export	Net Sales
	(In thousands)
U.S.	$1,847,491	$69,463	$1,916,954	$3,665,637	$134,907	$3,800,544
U.K. and Europe	468,882	67,020	535,902	920,681	130,184	1,050,865
Mexico	390,229	—	390,229	716,351	—	716,351
Net sales	$2,706,602	$136,483	$2,843,085	$5,302,669	$265,091	$5,567,760
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
        Changes in the revenue contract liability balances are as follows:

June 28, 2020
(In thousands)
Balance, beginning of period	$41,770
Revenue recognized	(23,339)
Cash received, excluding amounts recognized as revenue during the period	20,994
Balance, end of period	$39,425
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
Our leases have remaining lease terms of one year to 15 years, some of which may include options to extend the lease for up to one year and some which may include options to terminate the lease within one year. The exercise of options to extend lease terms is at our sole discretion. Certain leases also include options to purchase the leased property.
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
The following table presents components of lease expense. Operating lease cost, finance lease amortization and finance lease interest are respectively included in Cost of sales, Selling, general and administrative expense and Interest expense, net of capitalized interest in the Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Operating lease cost(a)	$23,274	$25,637	$45,740	$50,431
Amortization of finance lease assets	109	21	218	48
Interest on finance leases	26	3	53	7
Short-term lease cost	14,018	11,892	30,739	26,110
Variable lease cost(a)	1,007	167	2,049	1,036
Net lease cost	$38,434	$37,720	$78,799	$77,632
(a)Variable lease cost of $0.2 million and $1.0 million during the three months ended and six months ended June 30, 2019 were previously presented in Operating lease cost on our quarterly report on Form 10-Q for the quarterly period ended June 30, 2019. This was reclassified to conform to Variable lease cost presented as of June 28, 2020.
The weighted-average remaining lease term and discount rate for lease liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	Three Months Ended
	June 28, 2020	June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	5.45	5.89
Finance leases	4.11	1.36
Weighted-average discount rate:
Operating leases	4.66%	4.86%
Finance leases	5.05%	8.50%
Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 28, 2020	June 30, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,976	$49,987
Operating cash flows from finance leases	53	7
Financing cash flows from finance leases	243	48
Operating lease assets obtained in exchange for operating lease liabilities	24,673	17,565

Future minimum lease payments under noncancellable leases at June 28, 2020 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
Future minimum lease payments:
Year 1	$78,204	$537
Year 2	65,188	494
Year 3	54,500	494
Year 4	43,370	494
Year 5	29,882	99
Thereafter	47,232	—
Total future minimum lease payments	318,376	2,118
Less: imputed interest	(37,853)	(211)
Present value of lease liabilities	$280,523	$1,907
Lease liabilities as of June 28, 2020 are included in our Condensed Consolidated Balance Sheets as follows:

	Operating Leases	Finance Leases
	(In thousands)
Accrued expenses and other current liabilities	$66,694	$—
Current maturities of long-term debt	—	451
Noncurrent operating lease liability, less current maturities	213,829	—
Long-term debt, less current maturities	—	1,456
Total lease liabilities	$280,523	$1,907
Lease liabilities as of December 29, 2019 are included in our Condensed Consolidated Balance Sheets as follows:

	Operating Leases	Finance Leases
	(In thousands)
Accrued expenses and other current liabilities	$66,239	$—
Current maturities of long-term debt	—	486
Noncurrent operating lease liability, less current maturities	235,382	—
Long-term debt, less current maturities	—	1,664
Total lease liabilities	$301,621	$2,150
As of June 28, 2020, the Company did not have operating and finance leases that have not commenced.
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

The Company has exposure to variability in cash flows from interest payments due to the use of variable interest rates on certain long-term debt arrangements in the U.S. reportable segment. The Company has purchased an interest rate swap contract to convert the variable interest rate to a fixed interest rate on a portion of its outstanding long-term debt arrangements in order to manage this interest rate risk and add stability to interest expense and cash flows.

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
        The Company has not designated certain derivative financial instruments that it has purchased to mitigate commodity purchase exposures in the U.S. and Mexico or foreign currency transaction exposures on our Mexico operations as cash flow hedges. Therefore, the Company recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Operations. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Foreign currency transaction loss (gain) and Cost of sales in the Condensed Consolidated Statements of Operations.
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
The Company has designated a derivative financial instrument related to its U.S. reportable segment that it has purchased to mitigate variable interest rate exposures as a cash flow hedge. The interest rate swap has monthly settlement dates. Upon each settlement date, the Company recognizes changes in the fair value of the effective portion of the cash flow hedge into AOCI, while it recognizes changes in the ineffective portion immediately in earnings. Upon settlement of the effective portion, the amount in AOCI is then reclassified to earnings. Gains or losses related to the interest rate swap derivative financial instrument are included in the line item Interest expense, net of capitalized interest in the Condensed Consolidated Statements of Operations.
The Company recognized net losses of $10.6 million and net losses of $0.5 million related to changes in the fair value of its derivative financial instruments during the three months ended June 28, 2020 and June 30, 2019, respectively. The Company recognized net gains of $17.1 million and net losses of $8.5 million related to changes in the fair value of its derivative financial instruments during the six months ended June 28, 2020 and June 30, 2019, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	June 28, 2020	December 29, 2019
	(In thousands)
Fair values:
Commodity derivative assets	$11,481	$5,053
Commodity derivative liabilities	(25,324)	(5,430)
Foreign currency derivative assets	13,911	426
Foreign currency derivative liabilities	(504)	(5,400)
Interest rate swap derivative liabilities	(931)	—
Cash collateral posted with brokers(a)	27,031	20,009
Derivatives coverage(b):
Corn	7.0%	12.0%
Soybean meal	16.0%	44.0%
Period through which stated percent of needs are covered:
Corn	September 2021	December 2020
Soybean meal	May 2021	July 2020
(a)Collateral posted with brokers consists primarily of cash, short-term treasury bills, or other cash equivalents.
(b)Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Foreign currency derivatives	$(1,423)	$1,303	$2,700	$388
Interest rate swap derivatives	(929)	—	(929)	—
Total	$(2,352)	$1,303	$1,771	$388

	Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Foreign currency derivatives	$160	$(48)	$(582)	$173
Interest rate swap derivatives	2	—	2	—
Total	$162	$(48)	$(580)	$173
        At June 28, 2020, the pre-tax deferred net losses on foreign currency derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Operations during the next twelve months are $2.1 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
        At June 28, 2020, the pre-tax deferred net losses on interest rate swap derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Operations during the next twelve months are $0.4 million. This expectation is based on the anticipated settlements on the hedged interest rate that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
6. TRADE ACCOUNTS AND OTHER RECEIVABLES
        Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	June 28, 2020	December 29, 2019
	(In thousands)
Trade accounts receivable	$662,794	$696,372
Notes receivable - current	3,976	4,187
Other receivables	36,512	48,189
Receivables, gross	703,282	748,748
Allowance for doubtful accounts	(8,437)	(7,467)
Receivables, net	$694,845	$741,281

Accounts receivable from related parties(a)	$1,109	$944
(a) Additional information regarding accounts receivable from related parties is included in “Note 18. Related Party Transactions.”
        Activity in the allowance for doubtful accounts for the six months ended June 28, 2020 was as follows (in thousands):

Balance, beginning of period	$(7,467)
Provision charged to operating results	(1,656)
Account write-offs and recoveries	276
Effect of exchange rate	410
Balance, end of period	$(8,437)

7. INVENTORIES
        Inventories consisted of the following:

	June 28, 2020	December 29, 2019
	(In thousands)
Raw materials and work-in-process	$789,375	$800,749
Finished products	439,657	425,919
Operating supplies	45,440	82,447
Maintenance materials and parts	72,669	74,420
Total inventories	$1,347,141	$1,383,535

8. INVESTMENTS IN SECURITIES
        The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
        The following table summarizes our investments in available-for-sale securities:

	June 28, 2020		December 29, 2019
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$31,019	$31,019	$159,623	$159,623
Other	35,301	35,301	—	—
        Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains during the three months ended and six months ended June 28, 2020 related to the Company’s available-for-sale securities totaled $1.0 million and $2.4 million while gross realized losses were immaterial. Gross realized gains during the three months ended and six months ended June 30, 2019 related to the Company’s available-for-sale securities totaled $2.9 million and $5.1 million while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short or long-term investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the six months ended June 28, 2020 and June 30, 2019 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the six months ended June 28, 2020 and June 30, 2019 are disclosed in “Note 14. Stockholders’ Equity”.
9.  GOODWILL AND INTANGIBLE ASSETS
        The activity in goodwill by segment for the six months ended June 28, 2020 was as follows:

	December 29, 2019	Additions	Currency Translation	June 28, 2020
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	806,207	—	(46,127)	760,080
Mexico	125,607	1,895	—	127,502
Total	$973,750	$1,895	$(46,127)	$929,518
Identified intangible assets consisted of the following:

	December 29, 2019	Amortization	Currency Translation	June 28, 2020
	(In thousands)
Cost:
Trade names	$78,343	$—	$—	$78,343
Customer relationships	292,278	—	(7,534)	284,744
Non-compete agreements	320	—	—	320
Trade names not subject to amortization	391,431	—	(21,858)	369,573
Accumulated amortization:
Trade names	(45,518)	(984)	—	(46,502)
Customer relationships	(120,481)	(9,487)	2,301	(127,667)
Non-compete agreements	(320)	—	—	(320)
Total	$596,053	$(10,471)	$(27,091)	$558,491
        Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years
        At June 28, 2020, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.
10. PROPERTY, PLANT AND EQUIPMENT
        Property, plant and equipment (“PP&E”), net consisted of the following:

	June 28, 2020	December 29, 2019
	(In thousands)
Land	$243,821	$222,076
Buildings	1,890,860	1,754,219
Machinery and equipment	3,038,577	3,139,748
Autos and trucks	71,757	64,122
Finance leases	2,182	2,182
Construction-in-progress	199,071	229,015
PP&E, gross	5,446,268	5,411,362
Accumulated depreciation	(2,897,713)	(2,819,301)
PP&E, net	$2,548,555	$2,592,061
The Company recognized depreciation expense of $79.4 million and $65.7 million during the three months ended June 28, 2020 and June 30, 2019, respectively. The Company recognized depreciation expense of $153.9 million and $127.2 million during the six months ended June 28, 2020 and June 30, 2019, respectively.
        During the six months ended June 28, 2020, Pilgrim's spent $148.2 million on capital projects and transferred $153.6 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the six months ended June 28, 2020 to improve efficiencies and reduce costs. During the six months ended June 30, 2019, the Company spent $177.6 million on capital projects and transferred $116.5 million of completed projects from construction-in-progress to depreciable assets.
        During the three and six months ended June 28, 2020, the Company sold miscellaneous equipment for $9.3 million and $9.9 million respectively, in cash and recognized net gains on these sales of $1.1 million and $1.6 million respectively. During the three and six months ended June 30, 2019, the Company sold miscellaneous equipment for cash of $1.2 million and $1.7 million, respectively, and recognized net losses on these sales of $0.3 million and $0.2 million, respectively.

        The Company has closed or idled various facilities in the U.S. and in the U.K. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of June 28, 2020, the carrying amounts of these idled assets totaled $41.8 million based on depreciable value of $222.1 million and accumulated depreciation of $180.3 million.
        As of June 28, 2020, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.
11. CURRENT LIABILITIES
        Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	June 28, 2020	December 29, 2019
	(In thousands)
Accounts payable:
Trade accounts	$811,456	$875,374
Book overdrafts	53,609	98,267
Other payables	19,358	20,139
Total accounts payable	884,423	993,780
Accounts payable to related parties(a)	7,404	3,819
Revenue contract liability(b)	39,425	41,770
Accrued expenses and other current liabilities:
Compensation and benefits	136,319	164,946
Taxes	41,338	41,901
Interest and debt-related fees	29,913	31,183
Insurance and self-insured claims	66,481	67,332
Current maturities of operating lease liabilities	66,694	66,239
Derivative liability	26,759	10,830
Other accrued expenses	160,752	192,888
Total accrued expenses and other current liabilities	528,256	575,319
Total accounts payable, accrued expenses and other current liabilities	$1,459,508	$1,614,688
(a) Additional information regarding accounts payable to related parties is included in “Note 18. Related Party Transactions.”
(b) Additional information regarding revenue contract liabilities is included in “Note 3. Revenue Recognition.”
12. INCOME TAXES
The Company recorded income tax expense of $35.6 million, a 36.8% effective tax rate, for the six months ended June 28, 2020 compared to income tax expense of $96.0 million, a 27.4% effective tax rate, for the six months ended June 30, 2019. The decrease in income tax expense in 2020 resulted primarily from a decrease in pre-tax income and the effects of foreign currency fluctuations.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 28, 2020, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the six months ended June 28, 2020 and June 30, 2019, there is a tax effect of $9.0 million and $(0.9) million, respectively, reflected in other comprehensive income.

        For the six months ended June 28, 2020 and June 30, 2019, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to stock-based compensation.
        The Company and its subsidiaries file a variety of consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In general, tax returns filed by our Company and our subsidiaries for years prior to 2011 are no longer subject to examination by tax authorities.
13. DEBT
        Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	June 28, 2020	December 29, 2019
		(In thousands)
Senior notes payable, net of premium and discount at 5.75%	2025	$1,001,894	$1,002,095
Senior notes payable, net of discount at 5.875%	2027	844,792	844,433
U.S. Credit Facility (defined below):
Term note payable at 1.42%	2023	462,500	475,000
Revolving note payable at 1.44%	2023	350,000	—
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	Various	136	948
Finance lease obligations	Various	1,907	2,150
Other debt	2020	163	—
Long-term debt		2,661,392	2,324,626
Less: Current maturities of long-term debt		(25,566)	(26,392)
Long-term debt, less current maturities		2,635,826	2,298,234
Less: Capitalized financing costs		(19,875)	(22,205)
Long-term debt, less current maturities, net of capitalized financing costs		$2,615,951	$2,276,029
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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of June 28, 2020, the Company had outstanding borrowings under the term loan commitment of $462.5 million. As of June 28, 2020, the Company had outstanding borrowings, outstanding letters of credit and available borrowings under the revolving credit commitment of $350.0 million, $40.4 million and $359.6 million, respectively.
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
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (1) LIBOR or, in relation to any loan in euros, EURIBOR, plus (2) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of June 28, 2020, the U.S. dollar-equivalent loan commitment and borrowing availability were both $123.4 million. As of June 28, 2020, there were no outstanding borrowings under the Bank of Ireland Facility Agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of the Company's Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.5%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of June 28, 2020, the U.S. dollar-equivalent of the loan commitment and borrowing availability were both $65.1 million. As of June 28, 2020, there were no outstanding borrowings under the Mexico Credit Facility.
14. STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
        The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Six Months Ended June 28, 2020(a)
	Losses Related to Foreign Currency Translation	Unrealized Gains on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(1,108)	$(2,406)	$(71,615)	$—	$(75,129)
Other comprehensive income (loss) before reclassifications	(115,547)	2,003	(35,797)	10	(149,331)
Amounts reclassified from accumulated other comprehensive loss to net income	—	580	564	(9)	1,135
Currency translation	—	(102)	—	—	(102)
Net current period other comprehensive income (loss)	(115,547)	2,481	(35,233)	1	(148,298)
Balance, end of period	$(116,655)	$75	$(106,848)	$1	$(223,427)

	Six Months Ended June, 30 2019(a)
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(55,770)	$(683)	$(71,463)	$82	$(127,834)
Other comprehensive income (loss) before reclassifications	(611)	388	(2,873)	147	(2,949)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(173)	496	(231)	92
Currency translation	—	12	—	—	12
Net current period other comprehensive income (loss)	(611)	227	(2,377)	(84)	(2,845)
Balance, end of period	$(56,381)	$(456)	$(73,840)	$(2)	$(130,679)
(a) All amounts are net of tax. Amounts in parentheses represent income (expenses) related to results of operations.

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 28, 2020	Six Months Ended June 30, 2019	Affected Line Item in the Condensed Consolidated Statements of Operations
	(In thousands)
Realized gain (loss) on settlement of foreign currency derivatives classified as cash flow hedges	$(582)	$173	Cost of sales
Realized gain on settlement of interest rate swap derivatives classified as cash flow hedges	2	—	Interest expense, net of capitalized interest
Realized gain on sale of securities	12	307	Interest income
Amortization of pension and other postretirement plan actuarial losses:
Union Plan(b)	(48)	(36)	Miscellaneous, net
Legacy Gold Kist Plans(b)(c)	(703)	(620)	Miscellaneous, net
Total before tax	(1,319)	(176)
Tax benefit	184	84
Total reclassification for the period	$(1,135)	$(92)
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
Share Repurchase Program and Treasury Stock
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of June 28, 2020, the Company had repurchased approximately 4.3 million shares under this program with a market value of approximately $81.0 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock.
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
15. PENSION AND OTHER POSTRETIREMENT BENEFITS
        The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim's Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim's Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund (together, the “U.K. Plans”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $3.5 million and $5.7 million in the three months ended June 28, 2020 and June 30, 2019, respectively, and $7.1 million and $9.6 million in the six months ended June 28, 2020 and June 30, 2019, respectively.
Defined Benefit Plans Obligations and Assets
        The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Six Months Ended June 28, 2020		Six Months Ended June 30, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$369,066	$1,527	$157,619	$1,462
Interest cost	4,050	18	2,934	26
Actuarial losses	28,806	64	13,734	96
Benefits paid	(9,965)	(80)	(3,020)	(74)
Curtailments and settlements	—	—	(5,718)	—
Other	11	—	—	—
Currency translation gain	(11,001)	—	—	—
Projected benefit obligation, end of period	$380,967	$1,529	$165,549	$1,510

	Six Months Ended June 28, 2020		Six Months Ended June 30, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$294,589	$—	$102,414	$—
Actual return on plan assets	(9,948)	—	12,504	—
Contributions by employer	5,173	80	3,924	74
Benefits paid	(9,965)	(80)	(3,020)	(74)
Curtailments and settlements	—	—	(5,718)	—
Other	(526)	—	—	—
Currency translation loss	(9,849)	—	—	—
Fair value of plan assets, end of period	$269,474	$—	$110,104	$—

	June 28, 2020		December 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(111,493)	$(1,529)	$(74,477)	$(1,527)

	June 28, 2020		December 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(9,356)	$(157)	$(14,967)	$(158)
Long-term liability	(102,137)	(1,372)	(59,510)	(1,369)
Recognized liability	$(111,493)	$(1,529)	$(74,477)	$(1,527)

	June 28, 2020		December 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss	$102,530	$155	$58,239	$91
        The accumulated benefit obligation for the Company's defined benefit pension plans was $381.0 million and $369.1 million at June 28, 2020 and December 29, 2019, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both June 28, 2020 and December 29, 2019. As of June 28, 2020, the weighted average duration of the Company's defined benefit pension obligation is 27.81 years.

Net Periodic Benefit Costs
        Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended June 28, 2020		Three Months Ended June 30, 2019		Six Months Ended June 28, 2020		Six Months Ended June 30, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$2,011	$9	$1,467	$13	$4,050	$18	$2,934	$26
Estimated return on plan assets	(3,215)	—	(1,349)	—	(6,498)	—	(2,698)	—
Settlement loss	—	—	1,930	—	—	—	1,930	—
Other	93	—	—	—	537	—	—	—
Amortization of net loss	375	—	328	—	751	—	656	—
Net costs	$(736)	$9	$2,376	$13	$(1,160)	$18	$2,822	$26

Economic Assumptions
        The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	June 28, 2020		December 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	2.02%	2.19%	2.56%	2.77%

	Six Months Ended June 28, 2020		Six Months Ended June 30, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	2.57%	2.77%	4.40%	4.07%
Expected return on plan assets	4.67%	NA	5.50%	NA
         The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of June 28, 2020 and December 29, 2019, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale. As of June 28, 2020 and December 29, 2019, the U.K. Plans used variations of the AxC00 mortality table in combination with the CMI_2018 Sk=7.5 mortality improvement scale for pre-retirement employees and the S3PxA mortality table in combination with the CMI_2018 Sk=7.5 mortality improvement scale for postretirement employees.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(10,198)	$10,736
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
Plan Assets
        The following table reflects the pension plans’ actual asset allocations:

	June 28, 2020	December 29, 2019
Cash and cash equivalents	1%	4%
Pooled separate accounts for the Union Plan(a):
Equity securities	2%	2%
Fixed income securities	2%	2%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Equity securities	19%	20%
Fixed income securities	13%	12%
Real estate	2%	2%
Pooled separate accounts for the UK Plans(a):
Equity securities	33%	40%
Fixed income securities	21%	18%
Real estate	7%	—%
Total assets	100%	100%
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
        The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of June 28, 2020 and December 29, 2019:

	June 28, 2020				December 29, 2019
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$3,958	$—	$—	$3,958	$11,582	$—	$—	$11,582
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	2,914	—	2,914	—	3,071	—	3,071
Small/Mid U.S. equity funds(e)	—	311	—	311	—	372	—	372
International equity funds(f)	—	1,646	—	1,646	—	1,878	—	1,878
Fixed income funds(g)	—	4,385	—	4,385	—	4,452	—	4,452
PSAs and CCTs for the GK Pension Plan:
Large U.S. equity funds(d)	—	25,181	—	25,181	—	20,378	—	20,378
Small/Mid U.S. equity funds(e)	—	13,139	—	13,139	—	12,495	—	12,495
International equity funds(f)	—	13,459	—	13,459	—	25,149	—	25,149
Fixed income funds(g)	—	35,799	—	35,799	—	35,627	—	35,627
Real estate(h)	—	5,749	—	5,749	—	5,613	—	5,613
PSAs for the UK Plans:
Large U.S. equity funds(d)	—	13,213	—	13,213	—	17,756	—	17,756
International equity funds(f)	—	78,512	—	78,512	—	102,494	—	102,494
Fixed income funds(g)	—	55,827	—	55,827	—	53,722	—	53,722
Real estate(h)	—	15,381	—	15,381	—	—	—	—
Total assets	$3,958	$265,516	$—	$269,474	$11,582	$283,007	$—	$294,589
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
Benefit Payments
        The following table reflects the benefits as of June 28, 2020 expected to be paid through 2029 from the Company's pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company's other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2020	$15,383	$79
2021	16,761	155
2022	16,681	150
2023	16,718	144
2024	16,650	137
2025-2029	81,518	565
Total	$163,711	$1,230

        As required by funding regulations or laws, the Company anticipates contributing $9.6 million and $0.2 million to its pension plans and other postretirement plans, respectively, during the remainder of 2020.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
        The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Six Months Ended June 28, 2020		Six Months Ended June 30, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$58,239	$91	$54,343	$(34)
Amortization	(751)	—	(656)	—
Curtailment and settlement adjustments	—	—	(1,930)	—
Actuarial loss	28,806	64	13,734	96
Asset loss (gain)	16,438	—	(9,806)	—
Other	(202)	—	—	—
Net actuarial loss, end of period	$102,530	$155	$55,685	$62
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
Defined Contribution Plans
        The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $3.6 million in the three months ended June 28, 2020 and $7.2 million and in the six months ended June 28, 2020.
16. STOCK-BASED COMPENSATION
For the three months ended June 28, 2020 and June 30, 2019, we recognized total stock-based compensation expense of $3.2 million and $3.3 million, respectively. For the three months ended June 28, 2020 and June 30, 2019, the total income tax benefit recognized for stock-based compensation arrangements was $0.8 million and $0.8 million, respectively.

For the six months ended June 28, 2020 and June 30, 2019, we recognized total stock-based compensation expense of $3.9 million and $5.2 million, respectively. For the six months ended June 28, 2020 and June 30, 2019, the total income tax benefit recognized for stock-based compensation arrangements was $1.0 million and $1.3 million, respectively.
During the six months ended June 28, 2020, we granted 316,460 performance-based restricted stock units at a grant date price of $30.94 per unit. These awards will convert to time-vesting restricted stock units in the first quarter of 2021 if or when the Compensation Committee of the Company's Board of Directors certifies the achievement of 2020 performance targets. Once converted to time-vesting restricted stock units, the awards will vest ratably on December 31, 2021, December 31, 2022, and December 31, 2023. We also granted 13,630 event-based restricted stock units at a grant date price of $22.01 per unit to the nonemployee members of the Company's Board of Directors. The awards granted to each director will vest in full upon the director's termination of service with the Board of Directors.
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
As of June 28, 2020 and December 29, 2019, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, foreign currency instruments to manage translation and remeasurement risk and interest rate swap instruments.
The following items were measured at fair value on a recurring basis:

	June 28, 2020		December 29, 2019
	Level 1	Total	Level 1	Total
	(In thousands)
Assets:
Commodity futures instruments	$10,845	$10,845	$4,147	$4,147
Commodity options instruments	636	636	906	906
Foreign currency instruments	13,911	13,911	426	426
Liabilities:
Commodity futures instruments	(21,083)	(21,083)	(4,797)	(4,797)
Commodity options instruments	(4,241)	(4,241)	(633)	(633)
Foreign currency instruments	(504)	(504)	(5,400)	(5,400)
Interest rate swap instrument	(931)	(931)	—	—
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	June 28, 2020		December 29, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(1,001,894)	$(1,002,500)	$(1,002,095)	$(1,034,200)
Fixed-rate senior notes payable at 5.875%, at Level 1 inputs	(844,792)	(850,910)	(844,433)	(919,505)
Secured loans, at Level 3 inputs	(136)	(135)	(948)	(939)
See “Note 13. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 1 fixed-rate debt obligations was based on the quoted market price at June 28, 2020 or December 29, 2019, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flow using weighted average cost of capital ranging from 0.5% to 3.6% as of June 28, 2020 and December 29, 2019.
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

18. RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$3,094	$3,511	$6,547	$7,169
JBS Global (U.K.) Ltd.	—	43	—	86
JBS Chile Ltda.(b)	(44)	54	(44)	132
Combo, Mercado De Congelados	414	24	487	28
JBS Australia	495	—	1,281	—
Total sales to related parties	$3,959	$3,632	$8,271	$7,415

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Cost of goods purchased from related parties:
JBS USA Food Company(a)	$35,913	$32,828	$72,810	$63,241
Seara Meats B.V.	1,080	4,369	3,723	8,890
JBS Toledo NV	93	88	156	208
JBS Global (U.K.) Ltd.	219	—	445	—
Total cost of goods purchased from related parties	$37,305	$37,285	$77,134	$72,339

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Expenditures paid by related parties:
JBS USA Food Company(c)	$13,892	$8,103	$21,973	$18,109
Seara Food Europe Holdings	2	—	2	—
JBS Chile Ltda.	—	1	—	6
Seara Alimentos	—	7	—	7
Total expenditures paid by related parties	$13,894	$8,111	$21,975	$18,122

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Expenditures paid on behalf of related parties:
JBS USA Food Company(c)	$4,206	$1,776	$6,626	$3,979
Total expenditures paid on behalf of related parties	$4,206	$1,776	$6,626	$3,979

	June 28, 2020	December 29, 2019
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$642	$643
JBS Chile Ltda.	85	301
Combo, Mercado de Congelados	231	—
JBS Australia	151	—
Total accounts receivable from related parties	$1,109	$944

	June 28, 2020	December 29, 2019
	(In thousands)
Accounts payable to related parties:
JBS USA Food Company(a)	$6,298	$2,826
JBS Global (U.K.) Ltd.	109	5
Seara Meats B.V.	997	988
Total accounts payable to related parties	$7,404	$3,819
(a) The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of June 28, 2020, approximately $2.0 million of goods purchased from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.
(b) The Company currently reflects a sales credit with JBS Chile Ltda. due to a claim against a sale from November 2019.
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
Additional information regarding reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020(a)	June 30, 2019(b)	June 28, 2020(c)	June 30, 2019(d)
	(In thousands)
Net sales:
U.S.	$1,798,689	$1,916,954	$3,725,569	$3,800,544
U.K. and Europe	757,201	535,902	1,579,463	1,050,865
Mexico	268,133	390,229	593,919	716,351
Total	$2,824,023	$2,843,085	$5,898,951	$5,567,760
(a)For the three months ended June 28, 2020, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $57.1 million. These sales consisted of fresh products, prepared products, and grain.
(b)For the three months ended June 30 2019, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $31.6 million. These sales consisted of fresh products, prepared products, and grain.
(c)For the six months ended June 28, 2020, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $113.7 million. These sales consisted of fresh products, prepared products, and grain.
(d)For the six months ended June 30 2019, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $66.0 million. These sales consisted of fresh products, prepared products, and grain.

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Reportable segment profit:
U.S.	$39,448	$186,960	$124,500	$301,800
U.K. and Europe	23,185	24,194	46,375	36,908
Mexico	(35,544)	68,372	(59,424)	77,836
Eliminations	200	24	224	48
Total operating income	27,289	279,550	111,675	416,592
Interest expense, net of capitalized interest	32,323	33,594	65,011	67,156
Interest income	(1,158)	(3,444)	(2,848)	(6,784)
Foreign currency transaction loss (gain)	5,525	2,260	(12,860)	4,896
Miscellaneous, net	(45)	1,513	(34,233)	1,156
Income (loss) before income taxes	(9,356)	245,627	96,605	350,168
Income tax expense (benefit)	(2,956)	75,547	35,556	95,963
Net income (loss)	$(6,400)	$170,080	$61,049	$254,205

	June 28, 2020	December 29, 2019
	(In thousands)
Total assets:
U.S.	$5,437,311	$5,207,282
U.K. and Europe	2,681,166	2,824,382
Mexico	1,007,635	1,020,331
Eliminations	(1,969,531)	(1,949,631)
Total assets	$7,156,581	$7,102,364

	June 28, 2020	December 29, 2019
	(In thousands)
Long-lived assets(a):
U.S.	$1,785,150	$1,789,530
U.K. and Europe	750,977	801,887
Mexico	298,988	306,413
Eliminations	(4,032)	(4,256)
Total long-lived assets	$2,831,083	$2,893,574
(a)For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.
220. COMMITMENTS AND CONTINGENCIES
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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois (the “Illinois Court”) against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and June 12, 2020, 39 individual direct action complaints were filed with the Illinois Court by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints, with four complaints including additional allegations of fixing prices and rigging bids on small birds sold to quick service restaurants. The Illinois Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated. On June 21, 2019, the U.S. Department of Justice (the “DOJ”) filed a motion to intervene and stay discovery in the In re Broiler Chicken Antitrust Litigation for a period of six months. Following a hearing on June 27, 2019, on June 28, 2019, the Illinois Court granted the government’s motion to intervene, ordering a limited stay first until September 27, 2019, and then, following a subsequent request for an extension by the DOJ, to June 27, 2020. On July 1, 2019, the DOJ issued a subpoena to PPC in connection with its investigation. PPC is currently in the process of complying with the subpoena. On December 18, 2019, the Illinois Court reset the date for the lifting of the stay to March 31, 2020. On January 29, 2020, the Illinois Court issued a scheduling order through trial, which contemplates class certification briefing and related expert reports proceeding from June 18, 2020 to November 25, 2020, the close of all merits fact discovery on December 18, 2020, and summary judgment briefing and related expert reports proceeding from January 15, 2021 to August 10, 2021. The Illinois Court has set a trial date of April 4, 2022. The Illinois Court issued General Orders in re Coronavirus (“COVID-19”) Public Emergency on March 17, 2020, March 20, 2020 and March 30, 2020, which extended all deadlines in all civil cases first 21 and then 28 days. Further revisions to the schedule are anticipated in the coming weeks. The Company continues to cooperate with the DOJ in connection with the ongoing federal antitrust investigation into alleged price fixing and other anticompetitive conduct in the broiler chicken industry.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado (the “Colorado Court”) against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (2) its conduct constituted a violation of federal antitrust laws, (3) PPC’s revenues during the class period were the result of illegal conduct and (4) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive and seeks compensatory damages. On April 4, 2017, the Colorado Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Colorado Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Colorado Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Colorado Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. On June 8, 2020, the plaintiff filed a Second Amended Complaint, based in part on the Indictment (defined below). PPC plans to file motions to dismiss in due course.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the U.S. District Court for the Eastern District of Oklahoma (the “Oklahoma Court”) alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Oklahoma Court initially held oral argument on January 19, 2018, during which it considered and granted only certain other defendants’ motions challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma Court occurred on April 20, 2018. In addition, on March 12, 2018, the U.S. District Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) enjoined the plaintiffs from litigating the Grower Litigation complaint as pled against PPC because allegations in the consolidated complaint violate the confirmation order relating to PPC’s bankruptcy proceedings in 2008 and 2009. Specifically, the 2009 bankruptcy confirmation order bars any claims against PPC based on conduct occurring before December 28, 2009. On March 13, 2018, PPC notified the Oklahoma Court of the Bankruptcy Court’s injunction. On January 6, 2020, the Oklahoma Court held a motion hearing and denied the pending Rule 12 motion and lifted the stay on discovery. A status conference was held on April 6, 2020 and a case schedule is pending.
On March 9, 2017, a stockholder derivative action, DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of PPC’s directors and its Chief Financial Officer, Fabio Sandri, in the Nineteenth Judicial District Court for the County of Weld in Colorado (the “Weld County Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. On April 17, 2017, a related stockholder derivative action, Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of PPC’s directors and its Chief Financial Officer in the Weld County Court. The Brima complaint contains largely the same allegations as the DiSalvio complaint. On May 4, 2017, the plaintiffs in both the DiSalvio and Brima actions moved to (1) consolidate the two stockholder derivative cases, (2) stay the consolidated action until the resolution of the motion to dismiss in the Hogan putative securities class action, and (3) appoint co-lead counsel. The Weld County Court granted the motion on May 8, 2017, staying the proceedings pending resolution of the motion to dismiss in the Hogan action.
On January 24, 2018, a stockholder derivative action styled as Sciabacucchi v. JBS S.A. et al. was brought against all of PPC’s directors, JBS S.A., JBS USA Holdings and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of PPC’s acquisition of Moy Park. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. Both complaints sought compensatory damages. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. Also by stipulation, various defendants have been voluntarily dismissed from the case without prejudice. The remaining defendants are JBS S.A., JBS USA Holding, and directors Lovette, Nogueira de Souza, Tomazoni, and Molina. PPC also remains in the case as a nominal defendant. On March 15, 2019, the Chancery Court denied the non-PPC defendants’ motion to dismiss. As a result, the case proceeded to discovery, and trial was scheduled to commence in November 2020. On October 3, 2019, the parties entered into a stipulation agreeing to settle the dispute for (1) a cash payment to PPC by the non-PPC defendants of $42.5 million less any fees and expenses awarded to the plaintiffs’ counsel, as well as any applicable taxes (the “Settlement Amount”), and (2) corporate governance changes to be implemented by PPC. No portion of the Settlement Amount will be paid by PPC to the non-PPC defendants. The settlement was approved by the Chancery Court on January 28, 2020. On March 2, 2020, the Settlement Amount was transferred to PPC, and as a result, PPC recognized income, net of legal fees, of $34.6 million, which is included in Miscellaneous, net in the Condensed Consolidated Statement of Operations for the six months ended June 28, 2020.

Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (the “Maryland Court”) against PPC and a number of other chicken producers, as well as WMS (Webber, Meng, Sahl and Company) and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. On November 12, 2019, the Maryland Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs informed the defendants and the Maryland Court that they would be amending their complaint, which they did on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint, but was extended to include more class members and turkey processors as well as chicken processors. The defendants filed motions to dismiss the consolidated amended complaint on March 2, 2020, with oppositions originally due on April 24, 2020 and replies on May 21, 2020. The Maryland Court has issued a series of Standing Orders related to the exigent circumstances created by COVID-19, which extended filing deadlines by 84 days, including the deadlines for the response briefings related to defendants' motions to dismiss.
PPC believes it has strong defenses in each of the above litigations and intends to contest them vigorously. PPC cannot predict the outcome of these actions nor when they will be resolved. If the plaintiffs were to prevail in any of these litigations, PPC could be liable for damages, which could be material and could adversely affect its financial condition or results of operations.
On June 3, 2020, PPC learned of an indictment by a Grand Jury in the Colorado Court against Jayson Penn, the chief executive officer and president of PPC, in addition to two former employees of PPC and a former employee of a different company (the “Indictment”). The Indictment alleges that the defendants entered into and engaged in a conspiracy to suppress and eliminate competition by rigging bids and fixing prices and other price-related terms for broiler chicken products sold in the United States, in violation of Section 1 of the Sherman Antitrust Act, 15 U.S.C. Section 1. On June 4, 2020, PPC learned that Mr. Penn pleaded not guilty to the charges. Effective June 15, 2020, Mr. Penn began a paid leave of absence from PPC. In connection with Mr. Penn’s leave of absence, PPC’s Board of Directors appointed the chief financial officer of PPC, Fabio Sandri, to serve in the additional role of PPC’s interim president and chief executive officer.
J&F Investigation
On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and together with the companies controlled by J&F, the “J&F Group”), a company organized in Brazil and an indirect controlling stockholder of the Company, including a former senior executive and former board members of the Company, entered into cooperation agreements (acordos de colaboração) (collectively, the “Cooperation Agreements”) with the Office of the Prosecutor General (Procuradoria-Geral da República) (the “PGR”) in connection with certain illicit conduct by J&F and such individuals acting in their capacity as J&F executives. The details of such illicit conduct are set forth in separate annexes to the Cooperation Agreements, and include admissions of improper payments to politicians and political parties in Brazil during a ten-year period in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.
On June 5, 2017, J&F, for itself and as the controlling shareholder of the J&F Group companies, entered into a leniency agreement (the “Leniency Agreement”) with the Federal Prosecution Service (Ministério Público Federal) (the “MPF”) whereby J&F assumed responsibility for the conduct that was described in the annexes to the Cooperation Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of 10.3 billion Brazilian reais (“R$”), adjusted for inflation, over a 25-year period. J&F has made five R$50.0 million payments, representing R$250.0 million of the total fine, which payments have been accepted by the MPF. Various proceedings by Brazilian governmental authorities remain pending against J&F and certain of its former or current officers seeking to invalidate the Cooperation Agreements and impose more severe penalties for additional alleged illicit conduct that was not disclosed in the annexes to the Cooperation Agreements.
On December 11, 2017, the PGR requested that the Federal Supreme Court in Brazil (Supremo Tribunal Federal) (the “STF”) terminate the Cooperation Agreements executed by Joesley Mendonça Batista and a former executive of J&F in light of allegations that included, among others, their receipt of improper support from a member of the PGR on the negotiation of their Cooperation Agreements. On May 17, 2018, the PGR requested that the STF terminate the Cooperation Agreements executed by Wesley Mendonça Batista and another J&F executive on the same grounds. As part of such proceedings, on December 17, 2018, the STF issued a ruling that there is no necessary link between the termination of the Cooperation Agreements, on the one hand, and the Leniency Agreement on the other hand, and that the termination of the Cooperation Agreements would not automatically invalidate the Leniency Agreement. However, a final decision by the STF on the termination of the Cooperation Agreements may change such ruling and directly impact the Leniency Agreement. On April 30, 2019, in connection with an administrative proceeding relating to the Leniency Agreement, the MPF argued that if the STF terminated the Cooperation Agreements, such termination could have repercussions with respect to the Leniency Agreement. According to the MPF, such repercussions could include termination of the Leniency Agreement and the inclusion of additional fines or other obligations that would be payable by J&F.
We cannot predict whether the Leniency Agreement will be impacted by the termination of any of the Cooperation Agreements or whether the MPF will continue to argue to the STF that the termination of the Cooperation Agreements by the STF should affect the Leniency Agreement. If the Leniency Agreement is terminated or nullified, the facts included therein could be exposed to potential proceedings and sanctions by Brazilian governmental authorities, which could have a material adverse effect on our business, reputation and financial condition.
In accordance with the terms of the Leniency Agreement, J&F is conducting internal investigations and has engaged outside advisors to assist in conducting these investigations, which are ongoing, and with which we are fully cooperating. In addition, JBS S.A., JBS USA and the Company have (1) conducted an independent investigation in connection with matters disclosed in the Leniency Agreement and the Cooperation Agreements; and (2) communicated with relevant U.S. authorities, including the DOJ and the SEC, regarding the factual findings of these investigations. Additionally, JBS S.A., JBS USA and the Company have taken, and are continuing to take, measures to enhance their compliance programs, including to prevent and detect bribery and corruption.
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
Separately, Joesley Mendonça Batista and Wesley Mendonça Batista (who equally and indirectly own 100% of the equity interests in J&F), JBS S.A. and other defendants are party to administrative proceedings initiated by the Brazilian Securities Commission (Comissão de Valores Mobiliários) (the “CVM”). The matters under investigation with respect to Joesley Mendonça Batista and Wesley Mendonça Batista include possible violations of Brazilian laws regarding the following: insider trading in regulated market transactions, management due diligence obligations in connection with internal controls, misuse of JBS S.A.’s assets and conflicts of interest in approving management accounts. On September 25, 2018, the Board of Commissioners of the CVM rejected the settlement proposal submitted jointly by Joesley Mendonça Batista and Wesley Mendonça Batista, JBS S.A. and the other defendants to end the administrative proceedings related to insider trading in regulated market transactions and management due diligence obligations in connection with internal controls. On December 3, 2019, the Board of Commissioners of the CVM rejected their settlement proposal to close the administrative proceeding regarding the misuse of JBS S.A.’s assets. These proceedings in Brazil are ongoing and their results cannot be predicted.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
We reported a net loss attributable to Pilgrim’s of $6.0 million, or $(0.02) per diluted common share, and a loss before tax totaling $9.4 million, for the three months ended June 28, 2020. These operating results included net sales of $2.8 billion, gross profit of $119.9 million and $119.6 million of cash generated from operations. We generated a consolidated operating margin of 1.0% with operating margins of 2.2%, 3.1% and (13.3)% in our United States (“U.S.”), United Kingdom (“U.K.”) and Europe, and Mexico reportable segments, respectively.
We reported net income attributable to Pilgrim’s of $61.2 million, or $0.25 per diluted common share, and profit before tax totaling $96.6 million, for the six months ended June 28, 2020. These operating results included net sales of $5.9 billion, gross profit of $297.0 million and $140.7 million of cash generated from operations. We generated a consolidated operating margin of 1.9% with operating margins of 3.3%, 2.9% and (10.0)% in our U.S., U.K. and Europe, and Mexico reportable segments, respectively.
Impact of COVID-19
The extensive impact of the pandemic caused by the novel coronavirus (“COVID-19”) has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties and other jurisdictions have imposed various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations and extended closures of businesses. On April 28, 2020, President Trump signed an executive order directing the Department of Agriculture to ensure meat and poultry processors in the U.S. continue operations uninterrupted to the maximum extent possible and designating meat and poultry processing plants as critical infrastructure.
As the global spread of the virus began to accelerate late in March, we began to experience adverse impacts to our business and financial results. During the three months ended June 28, 2020, our cost of sales were negatively impacted, increasing 9.2 percentage points compared with the same period in 2019, due in part to increased costs per pound related to impacts of the COVID-19 pandemic. The impact of the COVID-19 pandemic included disruptions in supply chain, an increase in both broiler and chick costs and an increase in payroll and benefits costs. We believe that we will continue to experience disruptions to our business due to the COVID-19 pandemic in the second half of 2020.
The impact of COVID-19 and measures to prevent its spread are affecting our business in a number of ways.
•Our workforce. Employee health and safety is our priority. As an essential business in a critical infrastructure industry, we continue to produce chicken and pork products, while coordinating with and implementing guidance from the U.S. Centers for Disease Control and Prevention, the National Institute of Occupational Safety and Health, and local and regional Departments of Health in an effort to keep our employees safe and healthy. Measures we have implemented include, but are not limited to: increasing physical distancing of our employees, where possible, by staggering start and shift breaks, placing on-site tents to create more space for employees at break and at meal times, and installing physical barriers to distance employees while working on production lines; adding temperature and symptom screening stations for employees prior to entering our facilities; increasing personal hygiene practices and providing our employees additional personal protective equipment and sanitation stations; and increasing sanitation of our facilities. In the U.S., we provided appreciation bonuses to eligible employees during the three months ended June 28, 2020 and expanded certain sick leave policies to provide more flexibility. In addition, we implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely.
•Our operations. All of our 60 production facilities are operating, although some facilities have reduced production levels and outputs due to increased health and safety measures, employee absenteeism and as a consequence of the decline in demand by restaurants and other foodservice businesses. To date, we have not experienced a material impact from a plant closure and our facilities have largely been exempt from government closure orders.
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
•Foreign currency exchange rates and commodity prices. During the six months ended June 28, 2020, we experienced increased volatility in foreign currency exchange rates and commodity prices, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. We expect continued volatility in foreign currency exchange rates and commodity prices during 2020, though we cannot reasonably estimate the duration, extent or impact of that volatility.
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
Market prices for chicken products during the three months ended June 28, 2020 experienced higher than normal volatility and were well below the five-year average, but improved in May and June. The spread of COVID-19 and the resulting consumer reaction early in the three months ended June 28, 2020 triggered an unexpected shift in demand from foodservice to retail markets. This drove a short-term imbalance in supply and demand as some foodservice items could not be quickly reworked to retail products, leading to increased amounts of excess products in the market and a decline in unit pricing that was temporarily below cost. As the broiler industry reduced production and a disruption of supply chain for all proteins occurred due to COVID-19, market pricing rebounded back within the five-year range. As the meat industry worked through the disruptions caused by COVID-19, total meat production trended back toward levels experienced in 2019; meanwhile, the demand environment is still recovering. Market pricing has reverted to more normal seasonal patterns, but at levels below the five-year range, similar to levels seen at the beginning of the year. While chicken prices are reverting to more normal seasonal movements, prices will depend on the recovery of the foodservice industry, together with factors such as the evolution of the COVID-19 crisis, how governments impose and ease restrictions, uncertainty surrounding the general economy and unemployment rates, total protein supply, and how these elements affect consumers’ chicken consumption domestically and globally.
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

Results of Operations
Three Months Ended June 28, 2020 Compared to the Three Months Ended June 30, 2019
        Net sales. Net sales generated in the three months ended June 28, 2020 decreased $19.1 million, or 0.7%, from net sales generated in the three months ended June 30, 2019. The following table provides net sales information:

Sources of net sales	Three Months Ended June 28, 2020	Change from Three Months Ended June 30, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,798,689	$(118,265)	(6.2)%
U.K. and Europe	757,201	221,299	41.3%
Mexico	268,133	(122,096)	(31.3)%
Total net sales	$2,824,023	$(19,062)	(0.7)%
U.S. Reportable Segment. U.S. net sales generated in the three months ended June 28, 2020 decreased $118.3 million, or 6.2%, from U.S. net sales generated in the three months ended June 30, 2019 primarily because of a decrease in net sales per pound, partially offset by an increase in sales volume. The decrease in net sales per pound contributed $120.5 million, or 6.3 percentage points, to the decrease in net sales, and resulted from reduced demand for foodservice products due to the COVID-19 pandemic. The sales volume increase experienced by the U.S. segment partially offset the decrease in net sales per pound by $2.2 million, or 0.1 percentage points, and resulted from increased export volume, particularly to China.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the three months ended June 28, 2020 increased $221.3 million, or 41.3%, from U.K. and Europe net sales generated in the three months ended June 30, 2019 primarily because of the Tulip operations, which were acquired in October 2019, partially offset by a decrease in net sales generated by our existing U.K. and Europe operations. The impact of the acquired Tulip operations contributed $336.2 million, or 62.7 percentage points, to the increase in net sales. The decrease in net sales by our existing U.K. and Europe operations offset the favorable impact of the Tulip operations on net sales by $114.9 million, or 21.4 percentage points. The decrease in net sales by our existing U.K. and Europe operations resulted from a decrease in sales volume, a decrease in net sales per pound and the unfavorable impact of foreign currency translation of $54.9 million, $45.5 million and $14.5 million, respectively. The decrease in net sales in our existing U.K and Europe operations is a result of reduced demand for foodservice products due to the COVID-19 pandemic.
Mexico Reportable Segment. Mexico net sales generated in the three months ended June 28, 2020 decreased $122.1 million, or 31.3%, from Mexico net sales generated in the three months ended June 30, 2019 primarily because of the unfavorable impact of foreign currency remeasurement, a decrease in net sales per pound and a decrease in sales volume. The unfavorable impact of foreign currency remeasurement contributed $59.1 million, or 15.1 percentage points, to the decrease in net sales. The decrease in net sales per pound and sales volume contributed $53.7 million, or 13.8 percentage points, and $9.3 million, or 2.4 percentage points, respectively, to the decrease in net sales, and resulted from reduced demand for foodservice products due to the COVID-19 pandemic.
        Gross profit. Gross profit decreased by $248.0 million, or 67.4%, from $367.9 million generated in the three months ended June 30, 2019 to $119.9 million generated in the three months ended June 28, 2020. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended June 28, 2020	Change from Three Months Ended June 30, 2019		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 28, 2020	June 30, 2019
	(In thousands, except percent data)
Net sales	$2,824,023	$(19,062)	(0.7)%	100.0%	100.0%
Cost of sales	2,704,164	228,943	9.2%	95.8%	87.1%
Gross profit	$119,859	$(248,005)	(67.4)%	4.2%	12.9%

Sources of gross profit	Three Months Ended June 28, 2020	Change from Three Months Ended June 30, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$88,021	$(158,549)	(64.3)%
U.K. and Europe	56,648	13,132	30.2%
Mexico	(25,010)	(102,764)	(132.2)%
Elimination	200	176	733.3%
Total gross profit	$119,859	$(248,005)	(67.4)%

Sources of cost of sales	Three Months Ended June 28, 2020	Change from Three Months Ended June 30, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,710,668	$40,284	2.4%
U.K. and Europe	700,553	208,167	42.3%
Mexico	293,143	(19,332)	(6.2)%
Elimination	(200)	(176)	733.3%
Total cost of sales	$2,704,164	$228,943	9.2%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended June 28, 2020 increased $40.3 million, or 2.4%, from cost of sales incurred by our U.S. segment during the three months ended June 30, 2019. Cost of sales increased primarily because of the impact of increased cost per pound and increased sales volume, resulting in increases of $38.4 million, or 2.3 percentage points, and $1.9 million, or 0.1 percentage points, respectively. Included in the increase in cost per pound sold and increased sales volume was an increase in payroll and benefits costs of $13.4 million and live input costs of $11.3 million, which included increases in broiler costs and chick costs of $8.5 million and $3.7 million, respectively. The increase in payroll and benefits costs increased mainly due to bonuses to employees and the increase in live costs were mainly due to eggs scrapped as a result of supply chain issues during the COVID-19 pandemic. Also included in the increased cost per pound sold and sales volume were losses from derivative instruments and contract services contributing $9.4 million and $5.8 million, respectively, to the increase in cost of sales. Contract services increased mainly because of increased costs for processing labor and repair and maintenance services. Other factors affecting cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the three months ended June 28, 2020 increased $208.2 million, or 42.3%, from cost of sales incurred by our U.K. and Europe segment during the three months ended June 30, 2019, primarily because of costs incurred by the acquired Tulip operations, partially offset by a decrease in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales incurred by the acquired Tulip operations contributed $318.8 million, or 64.8 percentage points, to the increase in cost of sales. Cost of sales related to the existing U.K. and Europe operations decreased $110.6 million, or 22.5 percentage points, primarily from a decrease in sales volume, cost per pound sold and the favorable impact of foreign currency translation of $50.4 million, $47.1 million and $13.1 million, respectively. Included in the decrease in sales volume and decreased cost per pound sold in our existing U.K. and Europe operations was a $95.2 million decrease in direct production cost of sales due to lower production volume resulting from decreased foodservice demand, as a result of the COVID-19 pandemic, and a $6.9 million decrease in freight costs from decreased sales and increased efficiency in third party warehouse management. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended June 28, 2020 decreased $19.3 million, or 6.2%, from cost of sales incurred by our Mexico segment during the three months ended June 30, 2019. This decrease was primarily because of the favorable impact of foreign currency remeasurement and a decrease in sales volume of $64.6 million, or 20.7 percentage points, and $7.5 million, or 2.4 percentage points, respectively. These decreases in cost of sales were partially offset by an increase in cost per pound sold of $52.8 million, or 16.9 percentage points. Included in the decrease in sales volume and increased cost per pound sold was a $25.5 million increase in direct production cost of sales, as a result of reduced demand due to the COVID-19 pandemic, $13.8 million increase in payroll costs and a $5.6 million increase in contracted grower pay. Other factors affecting cost of sales were individually immaterial.

        Operating income. Operating income decreased by $252.3 million, or 90.2%, from $279.6 million generated in the three months ended June 30, 2019 to $27.3 million generated in the three months ended June 28, 2020. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended June 28, 2020	Change from Three Months Ended June 30, 2019		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 28, 2020	June 30, 2019
	(In thousands, except percent data)
Gross profit	$119,859	$(248,005)	(67.4)%	4.2%	12.9%
SG&A expense	92,570	4,213	4.8%	3.3%	3.1%
Administrative restructuring activity	—	43	(100.0)%	—%	—%
Operating income	$27,289	$(252,261)	(90.2)%	1.0%	9.8%

Sources of operating income	Three Months Ended June 28, 2020	Change from Three Months Ended June 30, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$39,448	$(147,512)	(78.9)%
U.K. and Europe	23,185	(1,009)	(4.2)%
Mexico	(35,544)	(103,916)	(152.0)%
Eliminations	200	176	733.3%
Total operating income	$27,289	$(252,261)	(90.2)%

Sources of SG&A expense	Three Months Ended June 28, 2020	Change from Three Months Ended June 30, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$48,573	$(11,080)	(18.6)%
U.K. and Europe	33,463	14,141	73.2%
Mexico	10,534	1,152	12.3%
Total SG&A expense	$92,570	$4,213	4.8%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended June 28, 2020 decreased $11.1 million, or 18.6%, from SG&A expense incurred by our U.S. reportable segment during the three months ended June 30, 2019. This aggregate decrease resulted primarily from a $2.8 million decrease in advertising and promotion expenses, a $2.1 million decrease in incentive compensation expense, a $1.9 million decrease in travel and entertainment expenses and a $1.4 million decrease in deferred compensation expenses. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the three months ended June 28, 2020 increased $14.1 million, or 73.2%, from SG&A expense incurred by our U.K. and Europe segment during the three months ended June 30, 2019. SG&A expenses recognized by our U.K. and Europe reportable segment increased primarily due to expenses of $16.2 million incurred by the acquired Tulip operations. This increase was partially offset by a $2.1 million decrease in SG&A expenses incurred in our existing U.K. and Europe operations. Factors affecting SG&A expense in our existing U.K. and Europe operations were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended June 28, 2020 increased approximately $1.2 million, or 12.3%, from SG&A expense incurred by our Mexico segment during the three months ended June 30, 2019. Factors affecting our Mexico segment's SG&A expense were individually immaterial.
        Net interest expense. Net interest expense increased to $31.2 million recognized in the three months ended June 28, 2020 from $30.2 million recognized in the three months ended June 30, 2019. Average borrowings increased $320.7 million from the three months ended June 30, 2019 to the three months ended June 28, 2020. As a percent of net sales, interest expense in the three months ended June 28, 2020 and June 30, 2019 was 1.1% and 1.2%, respectively.

        Income taxes. Income tax expense (benefit) fluctuated to $(3.0) million, a 31.6% effective tax rate, for the three months ended June 28, 2020 compared to income tax expense of $75.5 million, a 30.8% effective tax rate, for the three months ended June 30, 2019. The decrease in income tax expense (benefit) resulted primarily from a decrease in pre-tax income and the effects of foreign currency fluctuations.
Six Months Ended June 28, 2020 Compared to the Six Months Ended June 30, 2019
        Net sales. Net sales generated in the six months ended June 28, 2020 increased $331.2 million, or 5.9%, from net sales generated in the six months ended June 30, 2019. The following table provides net sales information:

Sources of net sales	Six Months Ended June 28, 2020	Change from Six Months Ended June 30, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$3,725,569	$(74,975)	(2.0)%
U.K. and Europe	1,579,463	528,598	50.3%
Mexico	593,919	(122,432)	(17.1)%
Total net sales	$5,898,951	$331,191	5.9%
U.S. Reportable Segment. U.S. net sales generated in the six months ended June 28, 2020 decreased $75.0 million, or 2.0%, from U.S. net sales generated in the six months ended June 30, 2019 primarily because of a decrease in net sales per pound, partially offset by an increase in sales volume. The decrease in net sales per pound contributed $104.0 million, or 2.7 percentage points, to the decrease in net sales, and resulted from reduced demand for foodservice products due to the COVID-19 pandemic. The sales volume increase experienced by the U.S. segment partially offset the decrease in net sales per pound by $29.0 million, or 0.7 percentage points, and resulted from increased export volume, particularly to China.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the six months ended June 28, 2020 increased $528.6 million, or 50.3%, from U.K. and Europe net sales generated in the six months ended June 30, 2019 primarily because of the recently acquired Tulip operations, partially offset by a decrease in net sales by our existing U.K. and Europe operations. The impact of the acquired Tulip operations contributed $657.3 million, or 62.5 percentage points, to the increase in net sales. The decrease in net sales by our existing U.K. and Europe operations offset the favorable impact of the Tulip operations on net sales by $128.7 million, or 12.2 percentage points. The decrease in net sales by our existing U.K. and Europe operations resulted from a decrease in net sales per pound, a decrease in sales volume and the unfavorable impact of foreign currency translation of $54.9 million, $49.7 million and $24.1 million, respectively. The decrease in net sales in our existing U.K and Europe operations is a result of reduced demand for foodservice products due to the COVID-19 pandemic.
Mexico Reportable Segment. Mexico net sales generated in the six months ended June 28, 2020 decreased $122.4 million, or 17.1%, from Mexico net sales generated in the six months ended June 30, 2019 primarily because of the unfavorable impact of foreign currency remeasurement, a decrease in net sales per pound and a decrease in sales volume. The unfavorable impact of foreign currency remeasurement contributed $76.6 million, or 10.7 percentage points, to the decrease in net sales. The decrease in net sales per pound and sales volume contributed $43.6 million, or 6.1 percentage points, and $2.2 million, or 0.3 percentage points, respectively, to the decrease in net sales. The decrease in net sales resulted from reduced demand for foodservice products due to the COVID-19 pandemic.
        Gross profit. Gross profit decreased by $289.8 million, or 49.4%, from $586.8 million generated in the six months ended June 30, 2019 to $297.0 million generated in the six months ended June 28, 2020. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Six Months Ended June 28, 2020	Change from Six Months Ended June 30, 2019		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 28, 2020	June 30, 2019
	(In thousands, except percent data)
Net sales	$5,898,951	$331,191	5.9%	100.0%	100.0%
Cost of sales	5,601,993	621,036	12.5%	95.0%	92.0%
Gross profit	$296,958	$(289,845)	(49.4)%	5.0%	8.0%

Sources of gross profit	Six Months Ended June 28, 2020	Change from Six Months Ended June 30, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$226,124	$(190,617)	(45.7)%
U.K. and Europe	108,776	35,675	48.8%
Mexico	(38,166)	(135,079)	(139.4)%
Elimination	224	176	366.7%
Total gross profit	$296,958	$(289,845)	(49.4)%

Sources of cost of sales	Six Months Ended June 28, 2020	Change from Six Months Ended June 30, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$3,499,445	$115,642	3.4%
U.K. and Europe	1,470,687	492,923	50.4%
Mexico	632,085	12,647	2.0%
Elimination	(224)	(176)	366.7%
Total cost of sales	$5,601,993	$621,036	12.5%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the six months ended June 28, 2020 increased $115.6 million, or 3.4%, from cost of sales incurred by our U.S. segment during the six months ended June 30, 2019. Cost of sales increased primarily because of the impact of increased cost per pound and increased sales volume, resulting in increases of $89.8 million, or 2.6 percentage points, and $25.8 million, or 0.8 percentage points, respectively. Included in the increase in cost per pound sold and increased sales volume was an increase in live input costs of $63.9 million, which included increases in feed cost, chick costs and grower pay of $28.6 million, $12.3 million and $12.3 million, respectively. An increase in payroll costs, mainly due to increased pay rates, contributed $31.9 million to the increase in cost of sales. There were also increases in losses related to derivatives and increased contract services costs, mainly due to outsourced processing labor, contributing $11.4 million and $9.9 million, respectively. Other factors affecting cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the six months ended June 28, 2020 increased $492.9 million, or 50.4%, from cost of sales incurred by our U.K. and Europe segment during the six months ended June 30, 2019, primarily because of costs incurred by the acquired Tulip operations, partially offset by a decrease in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales incurred by the acquired Tulip operations contributed $633.4 million, or 64.8 percentage points, to the increase in cost of sales. Cost of sales related to the existing U.K. and Europe operations decreased $140.5 million, or 14.4 percentage points, primarily from a decrease in cost per pound sold, a decrease in sales volume and the favorable impact of foreign currency translation contributing $72.3 million, $46.3 million and $21.9 million, respectively. Included in the decrease in cost per pound and decreased sales volume in our existing U.K. and Europe operations was a $126.6 million decrease in direct production cost of sales due to lower production volume resulting from decreased foodservice demand, as a result of the COVID-19 pandemic, and a $8.7 million decrease in freight costs from decreased sales and increased efficiency in third party warehouse management. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the six months ended June 28, 2020 increased $12.6 million, or 2.0%, from cost of sales incurred by our Mexico segment during the six months ended June 30, 2019. This increase was primarily because of an increase in cost per pound sold of $96.0 million, or 15.5 percentage points. The increase in cost per pound sold was partially offset by the favorable impact of foreign currency remeasurement and a decrease in sales volume of $81.5 million, or 13.2 percentage points, and $1.9 million, or 0.3 percentage points, respectively. Included in the increased cost per pound sold and decrease in sales volume was a $57.8 million increase in direct production cost of sales, $17.5 million increase in payroll costs, a $12.1 million increase in contracted grower pay and a $5.7 million increase in warehouse costs. Other factors affecting cost of sales were individually immaterial.
        Operating income. Operating income decreased by $304.9 million, or 73.2%, from $416.6 million generated in the six months ended June 30, 2019 to $111.7 million generated in the six months ended June 28, 2020. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Change from Six Months Ended June 30, 2019	Change from Six Months Ended June 30, 2019		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 28, 2020	June 30, 2019
	(In thousands, except percent data)
Gross profit	$296,958	$(289,845)	(49.4)%	5.0%	10.5%
SG&A expense	185,283	15,002	8.8%	3.1%	3.1%
Administrative restructuring activity	—	70	(100.0)%	—%	—%
Operating income	$111,675	$(304,917)	(73.2)%	1.9%	7.5%

Sources of operating income	Six Months Ended June 28, 2020	Change from Six Months Ended June 30, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$124,500	$(177,300)	(58.7)%
U.K. and Europe	46,375	9,467	25.7%
Mexico	(59,424)	(137,260)	(176.3)%
Eliminations	224	176	366.7%
Total operating income	$111,675	$(304,917)	(73.2)%

Sources of SG&A expense	Six Months Ended June 28, 2020	Change from Six Months Ended June 30, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$101,624	$(13,387)	(11.6)%
U.K. and Europe	62,401	26,208	72.4%
Mexico	21,258	2,181	11.4%
Total SG&A expense	$185,283	$15,002	8.8%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the six months ended June 28, 2020 decreased $13.4 million, or 11.6%, from SG&A expense incurred by our U.S. reportable segment during the six months ended June 30, 2019. These decreases were primarily from a $5.9 million reduction in incentive compensation expenses, a $2.7 million increase in advertising and promotion expense, and a $2.4 million increase in payroll and benefits expenses. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the six months ended June 28, 2020 increased $26.2 million, or 72.4%, from SG&A expense incurred by our U.K. and Europe segment during the six months ended June 30, 2019. SG&A expenses by our U.K. and Europe reportable segment increased primarily due to expenses incurred by the acquired Tulip operations and our existing U.K. and Europe operations by $24.7 million and $1.5 million, respectively. Factors affecting SG&A expense in our existing U.K. and Europe operations were individually immaterial
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the six months ended June 28, 2020 increased approximately $2.2 million, or 11.4%, from SG&A expense incurred by our Mexico segment during the six months ended June 30, 2019, mainly from an increase in outside service expenses of $2.8 million. Other factors affecting our Mexico segment's SG&A expense were individually immaterial.
        Net interest expense. Net interest expense increased to $62.2 million recognized in the six months ended June 28, 2020 from $60.4 million recognized in the six months ended June 30, 2019. Average borrowings increased $201.3 million from the six months ended June 30, 2019 to the six months ended June 28, 2020. As a percent of net sales, interest expense in the six months ended June 28, 2020 and June 30, 2019 was 1.1% and 1.2%, respectively.
        Income taxes. Income tax expense decreased to $35.6 million, a 36.8% effective tax rate, for the six months ended June 28, 2020 compared to income tax expense of $96.0 million, a 27.4% effective tax rate, for the six months ended June 30, 2019. The decrease in income tax expense resulted primarily from a decrease in pre-tax income and the effects of foreign currency fluctuations.

Liquidity and Capital Resources
        The following table presents our available sources of liquidity as of June 28, 2020:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$507.4
Borrowing arrangements:
U.S. Credit Facility(a)	750.0	350.0	359.6
Mexico Credit Facilities(b)	80.3	11.9	68.4
U.K. and Europe Credit Facilities(c)	134.6	—	134.6
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at June 28, 2020 totaled $40.4 million.
(b)The U.S. dollar-equivalent of the facility amounts under the Mexico Credit Facilities are $65.1 million ($1.5 billion Mexican pesos) and $15.2 million ($350.0 million Mexican pesos).
(c)The U.K. and Europe Credit Facilities provide for aggregate loan commitments of £100.0 million (or $123.4 million U.S. dollar-equivalent) and €10.0 million (or $11.2 million U.S. dollar equivalent).
        We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds

Cash Flows from Operating Activities	Six Months Ended
	June 28, 2020	June 30, 2019
	(In millions)
Net income	$61.0	$254.2
Net noncash expenses	196.1	143.2
Changes in operating assets and liabilities:
Trade accounts and other receivables	29.9	(20.4)
Inventories	16.4	(27.2)
Prepaid expenses and other current assets	(22.1)	(1.3)
Accounts payable, accrued expenses and other current liabilities	(122.2)	20.7
Income taxes	(27.4)	34.0
Long-term pension and other postretirement obligations	(1.9)	(1.1)
Other operating assets and liabilities	10.8	1.4
Cash provided by operating activities	$140.6	$403.5
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $196.1 million for the six months ended June 28, 2020. Net noncash expense items included depreciation and amortization of $164.4 million, deferred income tax expense of $25.3 million, stock-based compensation expense of $3.5 million, loan cost amortization of $2.4 million, an adjustment to a previously recognized gain on a bargain purchase of $1.7 million, accretion of discounts related to Senior Notes and a loss in equity-method investments and of $0.5 million and $0.3 million, respectively. These expense items were partially offset by gains on property disposals and amortization of premiums related to Senior Notes of $1.6 million and $0.3 million, respectively.
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $143.2 million for the six months ended June 30, 2019. Net noncash expense items included depreciation and amortization of $138.5 million, share based compensation of $5.2 million, loan cost amortization of $2.4 million, accretion of discount related to Senior Notes of $0.5 million and loss on property disposals of $0.2 million. These expense items were partially offset by a deferred income tax benefit of $3.4 million and amortization of premium related to Senior Notes of $0.3 million.
Changes in Operating Assets and Liabilities

The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $29.9 million source of cash related to operating activities for the six months ended June 28, 2020. The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $20.4 million use of cash related to operating activities for the six months ended June 30, 2019. These changes are primarily due to customer payment timing.
        The change in inventories represented a $16.4 million source of cash related to operating activities for the six months ended June 28, 2020. This change resulted primarily from a decrease in our semi-processed and work-in-process inventories, partially offset by foreign currency fluctuations in our U.K. and Europe reporting segment. The change in inventories represented a $27.2 million use of cash related to operating activities for the six months ended June 30, 2019. This change resulted primarily from an increase in our finished products inventory.
        The change in prepaid expenses and other current assets represented a $22.1 million use of cash related to operating activities for the six months ended June 28, 2020. This change resulted primarily from a net increase in currency rate derivative assets and an increase in prepaid inventory in our Mexico reporting segment, partially offset by a decrease in value-added tax receivables. The change in prepaid expenses and other current assets represented a $1.3 million use of cash related to operating activities for the six months ended June 30, 2019. This change resulted primarily from a net increase in value-added tax receivables.
        The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $122.2 million use of cash related to operating activities for the six months ended June 28, 2020. This change resulted primarily from the timing of receipt of invoicing and payments, and cash payment of incentive compensation, partially offset by an increase in commodity derivative liabilities. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $20.7 million source of cash related to operating activities for the six months ended June 30, 2019. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $27.4 million use of cash related to operating activities for the six months ended June 28, 2020. This change resulted primarily from the timing of estimated tax payments. The change in income taxes represented a $34.0 million source of cash related to operating activities for the six months ended June 30, 2019. This change resulted primarily from the timing of estimated tax payments and an increase in unrecognized tax benefits in Mexico.

Cash Flows from Investing Activities	Six Months Ended
	June 28, 2020	June 30, 2019
	(In millions)
Acquisitions of property, plant and equipment	$(148.2)	$(177.6)
Proceeds from property disposals	9.9	1.7
Business acquisition	(4.2)	—
Cash used in investing activities	$(142.5)	$(175.9)
        Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the six months ended June 28, 2020 and June 30, 2019.

Cash Flows from Financing Activities	Six Months Ended
	June 28, 2020	June 30, 2019
	(In millions)
Proceeds from revolving line of credit and long-term borrowings	$356.5	$99.6
Purchase of common stock under share repurchase program	(77.9)	(2.9)
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(20.1)	(113.1)
Payment of capitalized loan costs	—	(0.6)
Distributions from Tax Sharing Agreement with JBS USA Food Company Holdings	—	(0.5)
Cash provided by (used in) financing activities	$258.5	$(17.5)
The cash provided by financing activities during the six months ended June 28, 2020 included $356.5 million in proceeds, mainly due to borrowings on our revolving loan commitment under the U.S. Credit Facility, partially offset by purchase of common stock under our share repurchase program of $77.9 million and payments on debt obligations of $20.1 million. On March 20, 2020 and March 25, 2020, we elected to borrow $200.0 million and $150.0 million, respectively, under the U.S. Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. The draw-down proceeds are expected to be held on our balance sheet and may be used for general corporate purposes. Shares repurchased under the share repurchase program during the six months ended June 28, 2020 totaled 4.1 million. For further information relating to the share repurchase program, refer to “Note 14. Stockholders' Equity.”
Debt
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and other term loan agreements. For a description, refer to “Note 13. Debt.”
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility.
Contractual Obligations
        Contractual obligations at June 28, 2020 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,662,799	$25,279	$50,020	$1,737,500	$850,000
Interest(c)	696,291	118,929	236,764	215,754	124,844
Finance leases	2,118	537	988	593	—
Operating leases	318,376	78,204	119,688	73,252	47,232
Derivative liabilities	26,759	26,759	—	—	—
Purchase obligations(d)	335,875	335,798	77	—	—
Total	$4,042,218	$585,506	$407,537	$2,027,099	$1,022,076
(a)The total amount of unrecognized tax benefits at June 28, 2020 was $12.8 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.
(b)Long-term debt is presented at face value and excludes $40.4 million in letters of credit outstanding related to normal business transactions.
(c)Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of June 28, 2020.
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
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC on February 21, 2020 (the “2019 Annual Report”).

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
For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the weighted-average cost of our primary feed ingredients as of the periods presented. However, fluctuations greater than 10% could occur.

	Three Months Ended June 28, 2020
	Amount	Impact of 10% Change to Cost of Sales
	(In thousands)
Feed purchases(a)	$698,951	$69,895
Feed inventory(b)	132,383	13,238
(a)Based on our feed consumption, a 10% increase in the price of our feed purchases will increase cost of sales, excluding the impact of any feed ingredients derivative financial instruments in that period for the three months ended June 28, 2020.
(b)A 10% increase in ending feed ingredient inventories will decrease cost of sales, excluding any potential impact on the production costs of our chicken inventories.

	June 28, 2020
	Amount	Impact of 10% Change to the Fair Value of Commodity Derivative Assets
	(In thousands)
Commodity derivative assets(a)	$25,664	$2,566
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of June 28, 2020.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $51.4 million as of June 28, 2020.
Variable-rate debt. Our variable-rate debt instruments represent approximately 31.1% of our total debt as of June 28, 2020. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by an immaterial amount for the three months ended June 28, 2020.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of June 28, 2020. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Three Months Ended June 28, 2020
	Impact of 10% Deterioration in Exchange Rate(a)	Impact of 10% Appreciation in Exchange Rate(b)
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(10,609)	$12,967
Exchange rate of Mexican peso to the U.S. dollar:
As reported	23.05	23.05
Hypothetical 10% change	25.36	20.75
(a)Based on the net monetary asset position of our Mexican subsidiaries, a 10% weakening in the exchange rate of Mexican pesos to U.S. dollar will result in recognition of foreign currency remeasurement loss for the three months ended June 28, 2020.
(b)Based on the net monetary asset position of our Mexican subsidiaries, a 10% strengthening in the exchange rate of Mexican pesos to U.S. dollar will result in recognition of foreign currency remeasurement gain for the three months ended June 28, 2020.
U.K. and Europe Foreign Investments
We are exposed to foreign exchange-related variability of investments and earnings from our foreign investments in the U.K. and Europe. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in exchange rates used to convert U.S. dollars to British pound and euro would cause the following effect on our U.K. and Europe foreign investments:

	June 28, 2020
	Amount	Impact of 10% Deterioration in Exchange Rates	Impact of 10% Appreciation in Exchange Rates
	(In thousands)
Net assets(a)	$1,983,669	$(180,334)	$220,408
Foreign currency forward contracts(b):
British pound to U.S. dollar	(31,106)	3,456	(2,828)
Euro to U.S. dollar	(6,178)	686	(562)
(a)A 10% deterioration in exchange rate, after consideration of our derivative and nonderivative financial instruments, would cause a decrease in the net assets of our U.K. and Europe foreign investments that are denominated in British pound as of June 28, 2020. A 10% appreciation in exchange rate, after consideration of our derivative and nonderivative financial instruments, would cause an increase in the net assets of our U.K. and Europe foreign investments that are denominated in British pound as of June 28, 2020.
(a)We had foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $37.3 million, to hedge a portion of our investments in U.K. and Europe. On the basis of our sensitivity analysis, the weakening of the U.S. dollar against the British pound and U.S. dollar against the euro would result in positive changes in our cash flows on settlement for June 28, 2020 while the strengthening of the U.S. dollar against the British pound and U.S. dollar against the euro would result in negative changes in our cash flows on settlement for June 28, 2020. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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
•Restrictions imposed by, and as a result of, Pilgrim's leverage;
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
        Under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
        The Company’s management, with the participation of the Company’s interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 28, 2020. Consistent with guidance issued by the SEC for a recently acquired business, management is excluding the internal control over financial reporting of Tulip from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 28, 2020. Total assets and net sales of Tulip, which the Company acquired on October 15, 2019, included in our Condensed Consolidated Financial Statements as of and for the six months ended June 28, 2020 were $650.3 million and $657.3 million, respectively. Based on that evaluation and subject to the foregoing, the Company’s interim Chief Executive Officer and Chief Financial Officer, concluded that, as of June 28, 2020, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 28, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As mentioned above, the Company acquired Tulip on October 15, 2019. The Company is in the process of reviewing the internal control structure of Tulip and, if necessary, will make appropriate changes as it integrates Tulip into the Company's overall internal control over financial reporting process.

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
Other Claims and Proceedings
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois (the “Illinois Court”) against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and June 12, 2020, 39 individual direct action complaints (Affiliated Foods, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00700; U.S. Foods Inc. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00702; Action Meat Distributors, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Jetro Holdings, LLC v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al., v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ's Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer); Shamrock Foods Company, et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 1:18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00354; Hooters of America, LLC v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00390; Darden Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00530; Associated Grocers, Inc., et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-00638; Checkers Drive-In Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-01283; Conagra Brands, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02190; Giant Eagle, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-02758; Save Mart Supermarkets v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02805; Walmart Inc., et al. v. Pilgrim’s Pride Corporation, et al., Case No. 1:19-cv-03915 (transferred from the U.S. District Court for the Western District of Arkansas on June 11, 2019, following Plaintiffs’ unopposed motion to transfer); Services Group of America, Inc. v. Tyson Food, Inc., et al., Case No. 1:19-cv-04194; Restaurants of America, Inc., et al. v. Tyson Foods, Inc., et al., No. 19-cv-04824; Anaheim Wings, d/b/a Hooters of Anaheim, et al. v. Tyson Foods, Inc., et al., No. 19- cv-05229; Amigos Meat Distributors, LP, et al. v. Tyson Foods, Inc., et al., No. 19-cv-05424; PJ Food Service, Inc. v. Tyson Foods, Inc., et al., No. 19-cv-6141; The Golub Corporation, et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 19-cv-06955; Commonwealth of Puerto Rico v. Koch Foods, Inc., et al., Case No. 3:19-cv-01605 (transferred from the U.S. District Court for the District of Puerto Rico); El Pollo Loco, Inc. v. Tyson Foods et al., Case No. 20-cv-01943; Independent Purchasing Cooperative, Inc. v. Koch Foods, Inc. et al., Case No. 20-cv-02013; Kraft Heinz Foods Company v. Amick Farms, LLC et al., Case No. 20-cv-02278; Boston Market Corporation v. Tyson Foods, Inc. et al., Case No. 20-cv-03450; Barbeque Integrated, Inc. v. Tyson Foods, Inc. et al., Case No. 20-cv-03454; FIC Restaurants, Inc., v. Tyson Foods, Inc. et al., Case No. 20-cv-03458; and The Johnny Rockets Group, Inc., v. Tyson Foods, et al., Case No. 20-cv-03459) were filed with the Illinois Court by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints, with four complaints including additional allegations of fixing prices and rigging bids on small birds sold to quick service restaurants. The Illinois Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to  reflect time of filing. Discovery will be consolidated. On June 21, 2019, the U.S. Department of Justice (the “DOJ”) filed a motion to intervene and stay discovery in the In re Broiler Chicken Antitrust Litigation for a period of six months. Following a hearing on June 27, 2019, on June 28, 2019, the Illinois Court granted the government’s motion to intervene, ordering a limited stay first until September 27, 2019, and then, following a subsequent request for an extension by the DOJ, to June 27, 2020. On July 1, 2019, the DOJ issued a subpoena to PPC in connection with its investigation. PPC is currently in the process of complying with the subpoena. On December 18, 2019, the Illinois Court reset the date for the lifting of the stay to March 31, 2020. On January 29, 2020, the Illinois Court issued a scheduling order through trial, which contemplates class certification briefing and related expert reports proceeding from June 18, 2020 to November 25, 2020, the close of all merits fact discovery on December 18, 2020, and summary judgment briefing and related expert reports proceeding from January 15, 2021 to August 10, 2021. The Illinois Court has set a trial date of April 4, 2022. The Illinois Court issued General Orders in re Coronavirus (“COVID-19”) Public Emergency on March 17, 2020, March 20, 2020 and March 30, 2020, which extended all deadlines in all civil cases first 21 and then 28 days. Further revisions to the schedule are anticipated in the coming weeks. The Company continues to cooperate with the DOJ in connection with the ongoing federal antitrust investigation into alleged price fixing and other anticompetitive conduct in the broiler chicken industry.
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado (the “Colorado Court”) against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (2) its conduct constituted a violation of federal antitrust laws, (3) PPC’s revenues during the class period were the result of illegal conduct and (4) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive and seeks compensatory damages. On April 4, 2017, the Colorado Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Colorado Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Colorado Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Colorado Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. On June 8, 2020, the plaintiff filed a Second Amended Complaint, based in part on the Indictment (defined below). PPC plans to file motions to dismiss in due course.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the U.S. District Court for the Eastern District of Oklahoma (the “Oklahoma Court”) alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Oklahoma Court initially held oral argument on January 19, 2018, during which it considered and granted only certain other defendants’ motions challenging jurisdiction. Oral argument on the remaining pending motions in the Oklahoma Court occurred on April 20, 2018. In addition, on March 12, 2018, the U.S. District Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) enjoined the plaintiffs from litigating the Grower Litigation complaint as pled against PPC because allegations in the consolidated complaint violate the confirmation order relating to PPC’s bankruptcy proceedings in 2008 and 2009. Specifically, the 2009 bankruptcy confirmation order bars any claims against PPC based on conduct occurring before December 28, 2009. On March 13, 2018, PPC notified the Oklahoma Court of the Bankruptcy Court’s injunction. On January 6, 2020, the Oklahoma Court held a motion hearing and denied the pending Rule 12 motion and lifted the stay on discovery. A status conference was held on April 6, 2020 and a case schedule is pending.
On March 9, 2017, a stockholder derivative action, DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of PPC’s directors and its Chief Financial Officer, Fabio Sandri, in the Nineteenth Judicial District Court for the County of Weld in Colorado (the “Weld County Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. On April 17, 2017, a related stockholder derivative action, Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of PPC’s directors and its Chief Financial Officer in the Weld County Court. The Brima complaint contains largely the same allegations as the DiSalvio complaint. On May 4, 2017, the plaintiffs in both the DiSalvio and Brima actions moved to (1) consolidate the two stockholder derivative cases, (2) stay the consolidated action until the resolution of the motion to dismiss in the Hogan putative securities class action, and (3) appoint co-lead counsel. The Weld County Court granted the motion on May 8, 2017, staying the proceedings pending resolution of the motion to dismiss in the Hogan action.

On January 24, 2018, a stockholder derivative action styled as Sciabacucchi v. JBS S.A. et al. was brought against all of PPC’s directors, JBS S.A., JBS USA Holdings and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of PPC’s acquisition of Moy Park. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. Both complaints sought compensatory damages. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. Also by stipulation, various defendants have been voluntarily dismissed from the case without prejudice. The remaining defendants are JBS S.A., JBS USA Holding, and directors Lovette, Nogueira de Souza, Tomazoni, and Molina. PPC also remains in the case as a nominal defendant. On March 15, 2019, the Chancery Court denied the non-PPC defendants’ motion to dismiss. As a result, the case proceeded to discovery, and trial was scheduled to commence in November 2020. On October 3, 2019, the parties entered into a stipulation agreeing to settle the dispute for (1) a cash payment to PPC by the non-PPC defendants of $42.5 million less any fees and expenses awarded to the plaintiffs’ counsel, as well as any applicable taxes (the “Settlement Amount”), and (2) corporate governance changes to be implemented by PPC. No portion of the Settlement Amount will be paid by PPC to the non-PPC defendants. The settlement was approved by the Chancery Court on January 28, 2020. On March 2, 2020, the Settlement Amount was transferred to PPC, and as a result, PPC recognized income, net of legal fees, of $34.6 million.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (the “Maryland Court”) against PPC and a number of other chicken producers, as well as WMS (Webber, Meng, Sahl and Company) and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. The four cases are Jien v. Perdue Farms, Inc., Case No. 19-cv-2521; Earnest v. Perdue Farms, Inc. et al., Case No. 19-cv-02680; Robinson v. Tyson Foods, Inc. et al., Case No. 19-cv-02960; and Avila v. Perdue Farms, Inc., et al., Case No. 19-cv-03018. On November 12, 2019, the Maryland Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs informed the defendants and the Maryland Court that they would be amending their complaint, which they did on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint, but was extended to include more class members and turkey processors as well as chicken processors. The defendants filed motions to dismiss the consolidated amended complaint on March 2, 2020, with oppositions originally due on April 24, 2020 and replies on May 21, 2020. The Maryland Court has issued a series of Standing Orders related to the exigent circumstances created by COVID-19, which extended filing deadlines by 84 days, including the deadlines for the response briefings related to defendants' motions to dismiss.
PPC believes it has strong defenses in each of the above litigations and intends to contest them vigorously. PPC cannot predict the outcome of these actions nor when they will be resolved. If the plaintiffs were to prevail in any of these litigations, PPC could be liable for damages, which could be material and could adversely affect its financial condition or results of operations.
On June 3, 2020, PPC learned of an indictment by a Grand Jury in the Colorado Court against Jayson Penn, the chief executive officer and president of PPC, in addition to two former employees of PPC and a former employee of a different company (the “Indictment”). The Indictment alleges that the defendants entered into and engaged in a conspiracy to suppress and eliminate competition by rigging bids and fixing prices and other price-related terms for broiler chicken products sold in the United States, in violation of Section 1 of the Sherman Antitrust Act, 15 U.S.C. Section 1. On June 4, 2020, PPC learned that Mr. Penn pleaded not guilty to the charges. Effective June 15, 2020, Mr. Penn began a paid leave of absence from PPC. In connection with Mr. Penn’s leave of absence, PPC’s Board of Directors appointed the chief financial officer of PPC, Fabio Sandri, to serve in the additional role of PPC’s interim president and chief executive officer.
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

The outbreak of COVID-19 and its impact on business and economic conditions have negatively affected, and could continue to negatively affect our business, results of operations, financial condition and the trading value of our securities.
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
If COVID-19 continues to spread, we may be required to temporarily close one or more of our production facilities. As of July 29, 2020, all of our 60 production facilities are operating, although some facilities have reduced production levels and outputs due to increased health and safety measures and the decline in demand by restaurants and other foodservice businesses. There can be no assurance that the health and safety measures we have taken (which include adding temperature and symptom screening stations for employees prior to entering our facilities and increasing physical distancing of our employees) will eradicate the risks associated with working in a critical infrastructure industry, including but not limited to, infection of our employees or the temporary closure of a facility, which could, in turn, have a material adverse impact on our reputation, business, results of operations and financial condition.
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
We are involved on an ongoing basis in litigation relating to alleged antitrust violations or arising in the ordinary course of business or otherwise. For example, between September 2, 2016 and October 13, 2016, a series of purported class action lawsuits were brought against Pilgrim’s and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens. The complaints, which were filed with the U.S. District Court for the Northern District of Illinois, seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. For additional information, see “Part II, Item 1. Legal Proceedings” and Note 20. “Commitments and Contingencies” of this report. Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty, and adverse litigation trends and outcomes could result in material damages, which could adversely affect our financial condition and results of operations.
On June 3, 2020, PPC learned of an indictment by a Grand Jury in the United States District Court for the District of Colorado against Jayson Penn, the chief executive officer and president of PPC, in addition to two former employees of PPC and a former employee of a different company (the “Indictment”). The Indictment alleges that they had entered into and engaged in a conspiracy to suppress and eliminate competition by rigging bids and fixing prices and other price-related terms for broiler chicken products sold in the United States, in violation of Section 1 of the Sherman Antitrust Act, 15 U.S.C. Section 1. On June 4, 2020, PPC learned that Mr. Penn pleaded not guilty to the charges. Effective June 15, 2020, Mr. Penn began a paid leave of absence from PPC. In connection with Mr. Penn’s leave of absence, PPC’s Board of Directors appointed the chief financial officer of PPC, Fabio Sandri, to serve in the additional role of PPC’s interim president and chief executive officer.
The consequences of the criminal indictment against Mr. Penn, as well as consequences of any governmental investigation or lawsuit of any related or unrelated matter, could have a material adverse effect on our business, results of operations and stock price. Moreover, the results of In re Broiler Chicken Antitrust Litigation, the DOJ antitrust investigation into alleged price fixing and other anticompetitive conduct in the broiler chicken industry, and other litigation matters are inherently uncertain, and adverse actions, judgments or settlements in some or all of these legal matters may result in materially adverse monetary damages, fines, penalties or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
        On October 31, 2018, the Company’s Board of Directors approved a $200 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of June 28, 2020, the Company had repurchased 4,252,780 shares under this program for an aggregate cost of $81.0 million and an average price of $19.0494 per share. Set forth below is information regarding our stock repurchases for the three months ended June 28, 2020.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
March 30, 2020 through April 26, 2020	1,284,396	$18.5558	2,881,663	$145,126,660
April 27, 2020 through May 31, 2020	345,021	20.8665	3,226,684	137,927,279
June 1, 2020 through June 28, 2020	1,026,096	18.4586	4,252,780	118,987,003
Total	2,655,513	$18.8185	4,252,780	$118,987,003

(a) Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

3.2
Amended and Restated Corporate Bylaws of Pilgrim’s Pride Corporation, as amended (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on November 8, 2017).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: July 29, 2020	/s/ Fabio Sandri
Fabio Sandri
Interim President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer
(Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)