Form 10-Q
period 2020-09-27
PILGRIMS PRIDE CORP
filed 2020-10-29
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of October 28, 2020, was 243,553,038.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27, 2020	December 29, 2019
	(In thousands)
Cash and cash equivalents	$768,031	$260,568
Restricted cash and cash equivalents	17,105	20,009
Trade accounts and other receivables, less allowance for doubtful accounts	706,123	741,281
Accounts receivable from related parties	616	944
Inventories	1,328,704	1,383,535
Income taxes receivable	77,651	60,204
Prepaid expenses and other current assets	159,643	131,695
Total current assets	3,057,873	2,598,236
Deferred tax assets	4,126	4,426
Other long-lived assets	15,079	36,325
Operating lease assets, net	284,820	301,513
Identified intangible assets, net	566,696	596,053
Goodwill	955,087	973,750
Property, plant and equipment, net	2,585,818	2,592,061
Total assets	$7,469,499	$7,102,364

Accounts payable	$915,661	$993,780
Accounts payable to related parties	5,752	3,819
Revenue contract liability	57,221	41,770
Accrued expenses and other current liabilities	691,329	575,319
Income taxes payable	—	7,075
Current maturities of long-term debt	25,485	26,392
Total current liabilities	1,695,448	1,648,155
Noncurrent operating lease liability, less current maturities	215,924	235,382
Long-term debt, less current maturities	2,610,668	2,276,029
Noncurrent income taxes payable	7,731	7,731
Deferred tax liabilities	339,051	301,907
Other long-term liabilities	169,365	97,100
Total liabilities	5,038,187	4,566,304
Common stock	2,612	2,611
Treasury stock	(342,698)	(234,892)
Additional paid-in capital	1,953,969	1,955,261
Retained earnings	972,490	877,812
Accumulated other comprehensive loss	(165,520)	(75,129)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,420,853	2,525,663
Noncontrolling interest	10,459	10,397
Total stockholders’ equity	2,431,312	2,536,060
Total liabilities and stockholders’ equity	$7,469,499	$7,102,364
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands, except per share data)
Net sales	$3,075,121	$2,777,970	$8,974,072	$8,345,730
Cost of sales	2,761,279	2,495,773	8,363,272	7,476,731
Gross profit	313,842	282,197	610,800	868,999
Selling, general and administrative expense	219,554	94,032	404,837	264,313
Administrative restructuring activity	—	(20)	—	(90)
Operating income	94,288	188,185	205,963	604,776
Interest expense, net of capitalized interest	30,564	32,028	95,575	99,184
Interest income	(1,763)	(4,698)	(4,611)	(11,481)
Foreign currency transaction loss (gain)	9,092	3,027	(3,768)	7,923
Miscellaneous, net	360	1,367	(33,873)	2,521
Income before income taxes	56,035	156,461	152,640	506,629
Income tax expense	22,344	46,365	57,900	142,328
Net income	33,691	110,096	94,740	364,301
Less: Net income attributable to noncontrolling interests	245	331	62	457
Net income attributable to Pilgrim’s Pride Corporation	$33,446	$109,765	$94,678	$363,844

Weighted average shares of Pilgrim's Pride Corporation common stock outstanding:
Basic	244,186	249,467	246,740	249,344
Effect of dilutive common stock equivalents	190	262	158	308
Diluted	244,376	249,729	246,898	249,652

Net income attributable to Pilgrim's Pride Corporation per share of common stock outstanding:
Basic	$0.14	$0.44	$0.38	$1.46
Diluted	$0.14	$0.44	$0.38	$1.46
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Net income	$33,691	$110,096	$94,740	$364,301
Other comprehensive income:
Foreign currency translation adjustment:
Gains (losses) arising during the period	66,626	(50,213)	(48,921)	(50,824)
Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	1,281	(1,669)	3,182	(1,269)
Income tax effect	194	—	194	—
Reclassification to net earnings for losses (gains) realized	(1,619)	247	(1,039)	74
Available-for-sale securities:
Gains (losses) arising during the period	(8)	312	6	506
Income tax effect	—	(76)	(4)	(123)
Reclassification to net earnings for gains realized	(6)	(159)	(18)	(466)
Income tax effect	1	37	4	113
Defined benefit plans:
Losses arising during the period	1,250	(5,231)	(43,711)	(9,202)
Income tax effect	(10,094)	1,142	(930)	2,240
Reclassification to net earnings of losses realized	376	328	1,127	984
Income tax effect	(94)	(79)	(281)	(239)
Total other comprehensive income (loss), net of tax	57,907	(55,361)	(90,391)	(58,206)
Comprehensive income	91,598	54,735	4,349	306,095
Less: Comprehensive income attributable to noncontrolling interests	245	331	62	457
Comprehensive income attributable to Pilgrim's Pride Corporation	$91,353	$54,404	$4,287	$305,638
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended September 27, 2020	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2019	261,119	$2,611	(11,547)	$(234,892)	$1,955,261	$877,812	$(75,129)	$10,397	$2,536,060
Net income	—	—	—	—	—	94,678	—	62	94,740
Other comprehensive loss, net of tax	—	—	—	—	—	—	(90,391)	—	(90,391)
Stock-based compensation plans:
Common stock issued under compensation plans	66	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	(1,291)	—	—	—	(1,291)
Common stock purchased under share repurchase program	—	—	(5,974)	(107,806)	—	—	—	—	(107,806)
Balance at September 27, 2020	261,185	$2,612	(17,521)	$(342,698)	$1,953,969	$972,490	$(165,520)	$10,459	$2,431,312

Three Months Ended September 27, 2020	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 28, 2020	261,185	$2,612	(15,668)	$(312,771)	$1,958,727	$939,044	$(223,427)	$10,214	$2,374,399
Net income	—	—	—	—	—	33,446	—	245	33,691
Other comprehensive income, net of tax	—	—	—	—	—	—	57,907	—	57,907
Stock-based compensation plans:
Common stock issued under compensation plans			—	—	—	—	—	—	—
Requisite service period recognition	—	—	—	—	(4,758)	—	—	—	(4,758)
Common stock purchased under share repurchase program	—	—	(1,853)	(29,927)	—	—	—	—	(29,927)
Balance at September 27, 2020	261,185	$2,612	(17,521)	$(342,698)	$1,953,969	$972,490	$(165,520)	$10,459	$2,431,312

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)

Nine Months Ended September 29, 2019	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 30, 2018	260,396	$2,604	(11,431)	$(231,994)	$1,945,136	$421,888	$(127,834)	$9,785	$2,019,585
Net income	—	—	—	—	—	363,844	—	457	364,301
Other comprehensive loss, net of tax	—	—	—	—	—	—	(58,206)	—	(58,206)
Stock-based compensation plans:
Common stock issued under compensation plans	722	7	—	—	(7)	—	—	—	—
Requisite service period recognition	—	—	—	—	7,322	—	—	—	7,322
Common stock purchased under share repurchase program	—	—	(116)	(2,898)	—	—	—	—	(2,898)
Balance at September 29, 2019	261,118	$2,611	(11,547)	$(234,892)	$1,952,451	$785,732	$(186,040)	$10,242	$2,330,104

Three Months Ended September 29, 2019	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 30, 2019	260,855	$2,609	(11,547)	$(234,892)	$1,950,348	$675,967	$(130,679)	$9,911	$2,273,264
Net income	—	—	—	—	—	109,765	—	331	110,096
Other comprehensive loss, net of tax	—	—	—	—	—	—	(55,361)	—	(55,361)
Stock-based compensation plans:
Common stock issued under compensation plans	263	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	2,105	—	—	—	2,105
Common stock purchased under share repurchase program	—	—			—	—	—	—	—
Balance at September 29, 2019	261,118	$2,611	(11,547)	$(234,892)	$1,952,451	$785,732	$(186,040)	$10,242	$2,330,104
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 27, 2020	September 29, 2019
	(In thousands)
Cash flows from operating activities:
Net income	$94,740	$364,301
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	248,641	210,381
Deferred income tax expense	37,739	2,396
Gain on property disposals	(8,009)	(9,546)
Negative adjustment to previously recognized gain on bargain purchase	3,746	—
Loan cost amortization	3,635	3,609
Stock-based compensation	(1,291)	7,322
Accretion of discount related to Senior Notes	737	737
Amortization of premium related to Senior Notes	(501)	(501)
Loss (gain) on equity-method investments	297	(48)
Foreign currency transaction loss related to borrowing arrangements	—	1,259
Changes in operating assets and liabilities:
Trade accounts and other receivables	44,615	(46,648)
Inventories	41,292	(108,117)
Prepaid expenses and other current assets	(29,290)	3,536
Accounts payable, accrued expenses and other current liabilities	93,114	67,308
Income taxes	(30,868)	40,549
Long-term pension and other postretirement obligations	(823)	(1,578)
Other operating assets and liabilities	10,561	544
Cash provided by operating activities	508,335	535,504
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(242,603)	(258,725)
Proceeds from property disposals	21,715	15,168
Purchase of acquired business, net of cash acquired	(4,216)	—
Cash used in investing activities	(225,104)	(243,557)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	386,696	99,638
Purchase of common stock under share repurchase program	(107,806)	(2,898)
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(56,763)	(123,276)
Payment from equity distribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	—	(525)
Payment of capitalized loan costs	—	(652)
Cash provided by (used in) financing activities	222,127	(27,713)
Effect of exchange rate changes on cash and cash equivalents	(799)	(808)
Increase in cash, cash equivalents and restricted cash	504,559	263,426
Cash, cash equivalents and restricted cash, beginning of period	280,577	361,578
Cash, cash equivalents and restricted cash, end of period	$785,136	$625,004
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    GENERAL
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 110 countries. Pilgrim’s fresh products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated, processed sausages, bacon, slow-cooked, smoked meat and gammon joints. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts, pre-packed meats, sandwich, deli counter meats, pulled pork balls, meat balls and coated foods. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of September 27, 2020, Pilgrim’s had approximately 55,400 employees. As of September 27, 2020, PPC had the capacity to process approximately 44.9 million birds per work week for a total of more than 13.2 billion pounds of live chicken annually. Approximately 4,800 contract growers supply chicken for the Company’s operations. As of September 27, 2020, PPC had the capacity to process approximately 44,000 pigs per week for a total of 423.6 million pounds of live pork annually and approximately 295 contract growers supply pork for the Company's operations. As of September 27, 2020, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 80.2% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 27, 2020 are not necessarily indicative of the results that may be expected for the year ending December 27, 2020. For further information, refer to the consolidated and combined financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2019.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2020) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The nine months ended September 27, 2020 represents the period from December 30, 2019 through September 27, 2020. The nine months ended September 29, 2019 represents the period from December 31, 2018 through September 29, 2019.
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 27, 2020	December 29, 2019
	(In thousands)
Cash and cash equivalents	$768,031	$260,568
Restricted cash	17,105	20,009
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$785,136	$280,577
Recent Accounting Pronouncements Adopted as of September 27, 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The adoption of this guidance did not have a material impact on our financial statements.
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
Recent Accounting Pronouncements Not Yet Adopted as of September 27, 2020
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that the ASU 2019-12 will have on our consolidated financial statements.
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
2. BUSINESS ACQUISITIONS
Tulip Limited
On October 15, 2019, the Company acquired 100% of the equity of Tulip Limited and its subsidiaries (together, “Tulip”) from Danish Crown AmbA for £311.3 million, or $393.3 million. The acquisition was funded with cash on hand. Tulip, which has subsequently changed its name to Pilgrim's Pride Ltd. (“PPL”), is a leading, integrated prepared pork supplier headquartered in Warwick, U.K. The acquisition solidifies Pilgrim's as a leading European food company, creating one of the largest integrated prepared foods businesses in the U.K. The PPL operations are included in the Company’s U.K. and Europe reportable segment.
Through September 27, 2020, all transaction costs incurred in conjunction with this acquisition totaled approximately $1.4 million. These costs were expensed as incurred and are reflected within Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Income.
The results of operations of the acquired business since October 15, 2019 are included in the Company’s Condensed Consolidated Statements of Income. Net sales and net income generated by the acquired business during the three months ended September 27, 2020 totaled $341.8 million and $2.2 million, respectively. Net sales generated and net loss incurred by the acquired business during the nine months ended September 27, 2020 totaled $999.1 million and $0.3 million, respectively.
The assets acquired and liabilities assumed in the acquisition were measured at their fair values as of October 15, 2019 as set forth below. The excess of the fair values of the net tangible assets and identifiable intangible assets over the purchase price was recorded as gain on bargain purchase in the Company’s U.K. and Europe reportable segment. The fair values recorded were determined based upon various external and internal valuations. The fair values recorded for the assets acquired and liabilities assumed for PPL are as follows (in thousands):

Cash and cash equivalents	$6,854
Trade accounts and other receivables	146,423
Inventories	104,211
Prepaid expenses and other current assets	6,579
Operating lease assets	5,613
Property, plant and equipment	329,711
Identified intangible assets	40,418
Other assets	14,647
Total assets acquired	654,456
Accounts payable	110,296
Other current liabilities	55,830
Operating lease liabilities	5,613
Deferred tax liabilities	16,804
Pension obligations	18,435
Other long-term liabilities	1,056
Total liabilities assumed	208,034
Total identifiable net assets	446,422
Gain on bargain purchase	(53,134)
Total consideration transferred	$393,288
Significant assumptions used in the Company's valuation of the assets and liabilities of PPL and the bases for their determination are summarized as follows:
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
Customer relationships. The Company valued PPL customer relationships using the income approach, specifically the multi-period excess earnings model. Under this model, the fair value of the customer relationships asset was determined by estimating the net cash inflows from the relationships discounted to present value. In estimating the fair value of the customer relationships, net sales related to existing PPL customers were estimated to grow at a rate of 2.0% annually, but the Company also anticipates losing existing PPL customers at an attrition rate of 10.0%. Income taxes were estimated at 18.0% of pre-tax income in 2020 and 17.0% of pre-tax income thereafter and net cash flows attributable to the Company's existing customers were discounted using a rate of 22.0%. The resulting customer relationships intangible asset has a fair value of $40.4 million and a useful life of 11 years.
    See “Note 9. Goodwill and Intangible Assets” for additional information regarding the goodwill and intangible assets recognized by the Company in the acquisition.
The following unaudited pro forma information presents the combined financial results for the Company and PPL as if the acquisition had been completed at the beginning of 2019.

	Nine Months Ended
	September 27, 2020	September 29, 2019
	(In thousands, except per share amounts)
Net sales	$8,972,602	$9,348,098
Net income attributable to Pilgrim's	97,150	341,501
Net income attributable to Pilgrim's per common share - diluted	0.39	1.37
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

FAMPAT/Plan Pro
On April 1, 2020, Avícola Pilgrim's Pride de Mexico S.A. de C.V. acquired 100% of the equity of FAMPAT S.A. de C.V. and Plan Pro Restaurantes S.A. de C.V. (together, “FAMPAT/Plan Pro”) for an aggregate purchase price of 70.4 million Mexican pesos, or $3.0 million. The acquisition was funded with cash on hand. Transaction costs were immaterial; these costs were expensed as incurred and are reflected within Selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Income. The acquired operations produce value-added products such as taquitos, enchiladas and pizza, bringing additional breadth and diversity to the Company's product portfolio. The results of operations and financial position of FAMPAT/Plan Pro have been included in the consolidated results of operations and financial position of the Company from the date of acquisition. The FAMPAT/Plan Pro operations are included in the Company’s Mexico reportable segment.
The allocation of the purchase price reflects fair value using Level 3 unobservable inputs and resulted in a fair value of goodwill of $2.2 million, which is not deductible for income tax purposes. The values recorded were determined based on a valuation using management’s estimates and assumptions.
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

	Three Months Ended September 27, 2020			Nine Months Ended September 27, 2020
	Domestic	Export	Net Sales	Domestic	Export	Net Sales
	(In thousands)
U.S.	$1,835,351	$58,871	$1,894,222	$5,404,597	$215,194	$5,619,791
U.K. and Europe	764,516	81,161	845,677	2,207,962	217,178	2,425,140
Mexico	335,222	—	335,222	929,141	—	929,141
Net sales	$2,935,089	$140,032	$3,075,121	$8,541,700	$432,372	$8,974,072

	Three Months Ended September 29, 2019			Nine Months Ended September 29, 2019
	Domestic	Export	Net Sales	Domestic	Export	Net Sales
	(In thousands)
U.S.	$1,857,859	$73,798	$1,931,657	$5,523,497	$208,704	$5,732,201
U.K. and Europe	451,347	66,184	517,531	1,372,028	196,368	1,568,396
Mexico	328,782	—	328,782	1,045,133	—	1,045,133
Net sales	$2,637,988	$139,982	$2,777,970	$7,940,658	$405,072	$8,345,730
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
    Changes in the revenue contract liability balances are as follows:

September 27, 2020
(In thousands)
Balance, beginning of period	$41,770
Revenue recognized	(25,449)
Cash received, excluding amounts recognized as revenue during the period	40,900
Balance, end of period	$57,221
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

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Operating lease cost(a)	$22,210	$25,021	$67,951	$75,452
Amortization of finance lease assets	109	64	327	111
Interest on finance leases	24	15	77	22
Short-term lease cost	16,684	13,826	47,423	39,936
Variable lease cost(a)	797	864	2,845	1,900
Net lease cost	$39,824	$39,790	$118,623	$117,421
(a)Variable lease cost of $0.8 million and $1.9 million during the three months ended and nine months ended September 29, 2019 were previously presented in Operating lease cost on our quarterly report on Form 10-Q for the quarterly period ended September 29, 2019. This was reclassified to conform to Variable lease cost presented as of September 27, 2020.
The weighted-average remaining lease term and discount rate for lease liabilities included in our Condensed Consolidated Balance Sheets are as follows:

	September 27, 2020	September 29, 2019
Weighted-average remaining lease term (years):
Operating leases	5.62	5.82
Finance leases	3.90	4.54
Weighted-average discount rate:
Operating leases	4.56%	4.86%
Finance leases	5.05%	5.31%
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 27, 2020	September 29, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$69,627	$74,988
Operating cash flows from finance leases	77	22
Financing cash flows from finance leases	367	111
Operating lease assets obtained in exchange for operating lease liabilities	42,986	24,290
Finance lease assets obtained in exchange for finance lease liabilities	—	1,435

Future minimum lease payments under noncancellable leases at September 27, 2020 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
Future minimum lease payments:
Year 1	$78,963	$513
Year 2	65,771	494
Year 3	54,493	494
Year 4	42,446	440
Year 5	29,175	29
Thereafter	50,445	—
Total future minimum lease payments	321,293	1,970
Less: imputed interest	(37,873)	(187)
Present value of lease liabilities	$283,420	$1,783
Lease liabilities as of September 27, 2020 are included in our Condensed Consolidated Balance Sheets as follows:

	Operating Leases	Finance Leases
	(In thousands)
Accrued expenses and other current liabilities	$67,496	$—
Current maturities of long-term debt	—	432
Noncurrent operating lease liability, less current maturities	215,924	—
Long-term debt, less current maturities	—	1,351
Total lease liabilities	$283,420	$1,783
Lease liabilities as of December 29, 2019 are included in our Condensed Consolidated Balance Sheets as follows:

	Operating Leases	Finance Leases
	(In thousands)
Accrued expenses and other current liabilities	$66,239	$—
Current maturities of long-term debt	—	486
Noncurrent operating lease liability, less current maturities	235,382	—
Long-term debt, less current maturities	—	1,664
Total lease liabilities	$301,621	$2,150
As of September 27, 2020, the Company had $5.0 million operating leases and no finance leases that have not yet commenced.
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
The Company has designated certain derivative financial instruments related to its U.K. and Europe reportable segment that it has purchased to mitigate foreign currency transaction exposures as cash flow hedges. Before the settlement date of the financial derivative instruments, the Company recognizes changes in the fair value of the effective portion of the cash flow hedge into accumulated other comprehensive income (“AOCI”) while it recognize changes in the fair value of the ineffective portion immediately in earnings. When the derivative financial instruments associated with the effective portion are settled, the amount in AOCI is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line item Net sales and Cost of sales in the Condensed Consolidated Statements of Income.
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
The Company recognized net gains of $12.0 million and net losses of $10.0 million related to changes in the fair value of its derivative financial instruments during the three months ended September 27, 2020 and September 29, 2019, respectively. The Company recognized net gains of $29.2 million and net losses of $18.5 million related to changes in the fair value of its derivative financial instruments during the nine months ended September 27, 2020 and September 29, 2019, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	September 27, 2020	December 29, 2019
	(In thousands)
Fair values:
Commodity derivative assets	$12,639	$5,053
Commodity derivative liabilities	(6,079)	(5,430)
Foreign currency derivative assets	7,919	426
Foreign currency derivative liabilities	(316)	(5,400)
Interest rate swap derivative liabilities	(780)	—
Cash collateral posted with brokers(a)	17,106	20,009
Derivatives coverage(b):
Corn	—%	12.0%
Soybean meal	17.0%	44.0%
Period through which stated percent of needs are covered:
Corn	NA	December 2020
Soybean meal	July 2021	July 2020
(a)Collateral posted with brokers consists primarily of cash, short-term treasury bills, or other cash equivalents.
(b)Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Foreign currency derivatives	$1,388	$(1,644)	$4,088	$(1,257)
Interest rate swap derivatives	50	—	(879)	—
Total	$1,438	$(1,644)	$3,209	$(1,257)

	Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Foreign currency derivatives	$1,720	$247	$1,138	$74
Interest rate swap derivatives	(101)	—	(99)	—
Total	$1,619	$247	$1,039	$74
    At September 27, 2020, the pre-tax deferred net losses on foreign currency derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months are $1.9 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
    At September 27, 2020, the pre-tax deferred net losses on interest rate swap derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months are $0.5 million. This expectation is based on the anticipated settlements on the hedged interest rate that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
6.    TRADE ACCOUNTS AND OTHER RECEIVABLES
    Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	September 27, 2020	December 29, 2019
	(In thousands)
Trade accounts receivable	$646,696	$696,372
Notes receivable - current	24,265	4,187
Other receivables	42,704	48,189
Receivables, gross	713,665	748,748
Allowance for doubtful accounts	(7,542)	(7,467)
Receivables, net	$706,123	$741,281

Accounts receivable from related parties(a)	$616	$944
(a)    Additional information regarding accounts receivable from related parties is included in “Note 18. Related Party Transactions.”
    Activity in the allowance for doubtful accounts for the nine months ended September 27, 2020 was as follows (in thousands):

Balance, beginning of period	$(7,467)
Provision charged to operating results	(560)
Account write-offs and recoveries	278
Effect of exchange rate	207
Balance, end of period	$(7,542)

7.    INVENTORIES
    Inventories consisted of the following:

	September 27, 2020	December 29, 2019
	(In thousands)
Raw materials and work-in-process	$778,118	$800,749
Finished products	427,667	425,919
Operating supplies	45,561	82,447
Maintenance materials and parts	77,358	74,420
Total inventories	$1,328,704	$1,383,535

8.    INVESTMENTS IN SECURITIES
    The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
    The following table summarizes our investments in available-for-sale securities:

	September 27, 2020		December 29, 2019
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$120,841	$120,841	$159,623	$159,623
Other	99,697	99,697	—	—
    Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains during the three months ended and nine months ended September 27, 2020 related to the Company’s available-for-sale securities totaled $1.5 million and $3.9 million while gross realized losses were immaterial. Gross realized gains during the three months ended and nine months ended September 29, 2019 related to the Company’s available-for-sale securities totaled $4.1 million and $9.3 million while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities recognized as either short or long-term investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the nine months ended September 27, 2020 and September 29, 2019 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the nine months ended September 27, 2020 and September 29, 2019 are disclosed in “Note 14. Stockholders’ Equity”.
9.     GOODWILL AND INTANGIBLE ASSETS
    The activity in goodwill by segment for the nine months ended September 27, 2020 was as follows:

	December 29, 2019	Additions	Currency Translation	September 27, 2020
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	806,207	—	(20,860)	785,347
Mexico	125,607	2,197	—	127,804
Total	$973,750	$2,197	$(20,860)	$955,087
Identified intangible assets consisted of the following:

	December 29, 2019	Amortization	Currency Translation	September 27, 2020
	(In thousands)
Cost:
Trade names	$78,343	$—	$—	$78,343
Customer relationships	292,278	—	(3,407)	288,871
Non-compete agreements	320	—	—	320
Trade names not subject to amortization	391,431	—	(9,915)	381,516
Accumulated amortization:
Trade names	(45,518)	(1,476)	—	(46,994)
Customer relationships	(120,481)	(15,549)	990	(135,040)
Non-compete agreements	(320)	—	—	(320)
Total	$596,053	$(17,025)	$(12,332)	$566,696
    Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years
    At September 27, 2020, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.
10.    PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment (“PP&E”), net consisted of the following:

	September 27, 2020	December 29, 2019
	(In thousands)
Land	$250,438	$222,076
Buildings	1,913,680	1,754,219
Machinery and equipment	3,087,897	3,139,748
Autos and trucks	72,419	64,122
Finance leases	2,182	2,182
Construction-in-progress	248,984	229,015
PP&E, gross	5,575,600	5,411,362
Accumulated depreciation	(2,989,782)	(2,819,301)
PP&E, net	$2,585,818	$2,592,061
The Company recognized depreciation expense of $77.7 million and $66.2 million during the three months ended September 27, 2020 and September 29, 2019, respectively. The Company recognized depreciation expense of $231.6 million and $193.4 million during the nine months ended September 27, 2020 and September 29, 2019, respectively.
    During the nine months ended September 27, 2020, Pilgrim's spent $242.6 million on capital projects and transferred $190.1 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the nine months ended September 27, 2020 to improve efficiencies and reduce costs. During the nine months ended September 29, 2019, the Company spent $258.7 million on capital projects and transferred $189.9 million of completed projects from construction-in-progress to depreciable assets.
    During the three and nine months ended September 27, 2020, the Company sold certain PP&E for $11.8 million and $21.7 million, respectively, in cash and recognized net gains on these sales of $6.4 million and $8.0 million, respectively. PP&E sold during the nine months ended September 27, 2020 consisted of broiler farms and related machinery in Mexico and other miscellaneous equipment. During the three and nine months ended September 29, 2019, the Company sold miscellaneous equipment for cash of $13.4 million and $15.2 million, respectively, and recognized net gains on these sales of $9.8 million and $9.5 million, respectively.
    The Company has closed or idled various facilities in the U.S. and in the U.K. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of September 27, 2020, the carrying amounts of these idled assets totaled $41.9 million based on depreciable value of $185.0 million and accumulated depreciation of $143.1 million.
    As of September 27, 2020, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.
11.    CURRENT LIABILITIES
    Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	September 27, 2020	December 29, 2019
	(In thousands)
Accounts payable:
Trade accounts	$816,210	$875,374
Book overdrafts	81,633	98,267
Other payables	17,818	20,139
Total accounts payable	915,661	993,780
Accounts payable to related parties(a)	5,752	3,819
Revenue contract liability(b)	57,221	41,770
Accrued expenses and other current liabilities:
Compensation and benefits	157,935	164,946
Taxes	55,596	41,901
Interest and debt-related fees	27,853	31,183
Insurance and self-insured claims	61,001	67,332
Current maturities of operating lease liabilities	67,496	66,239
Derivative liability	7,175	10,830
DOJ antitrust fine(c)	110,524	—
Other accrued expenses	203,749	192,888
Total accrued expenses and other current liabilities	691,329	575,319
Total accounts payable, accrued expenses and other current liabilities	$1,669,963	$1,614,688
(a)    Additional information regarding accounts payable to related parties is included in “Note 18. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 3. Revenue Recognition.”
(c)    Additional information regarding the DOJ antitrust fine is included in "Note 20. Commitments and Contingencies."

12.    INCOME TAXES
The Company recorded income tax expense of $57.9 million, a 37.9% effective tax rate, for the nine months ended September 27, 2020 compared to income tax expense of $142.3 million, a 28.1% effective tax rate, for the nine months ended September 29, 2019. The decrease in income tax expense in 2020 resulted primarily from a decrease in pre-tax income and the effects of foreign currency fluctuations, partially offset by the recognition of a non-deductible fine of $110.5 million accrued during the year, refer to “Note 20. Commitments and Contingencies” for more information. In addition, the Company recognized deferred tax expense of $10.6 million related to the repeal of the previously enacted reduction of the U.K. corporate tax rate to 17.0%. Therefore, the current corporate tax rate in the U.K. is maintained at 19.0%.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 27, 2020, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the nine months ended September 27, 2020 and September 29, 2019, there is a tax effect of $(1.0) million and $2.0 million, respectively, reflected in other comprehensive income.
    For the nine months ended September 27, 2020 and September 29, 2019, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to share-based compensation.
    The Company and its subsidiaries file a variety of consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In general, tax returns filed by the Company and its subsidiaries for years prior to 2011 are no longer subject to examination by tax authorities.
As of July 27, 2020, JBS own in excess of 80% of Pilgrim's. JBS has a federal tax election to file a consolidated tax return with subsidiaries in which it holds an ownership of at least 80%. The Company is currently analyzing the related impacts to our federal and state tax return filings.

13.    DEBT
    Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	September 27, 2020	December 29, 2019
		(In thousands)
Senior notes payable, net of premium and discount at 5.75%	2025	$1,001,793	$1,002,095
Senior notes payable, net of discount at 5.875%	2027	844,972	844,433
U.S. Credit Facility (defined below):
Term note payable at 1.42%	2023	456,250	475,000
Revolving note payable at 1.44%	2023	350,000	—
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	Various	64	948
Finance lease obligations	Various	1,783	2,150
Long-term debt		2,654,862	2,324,626
Less: Current maturities of long-term debt		(25,485)	(26,392)
Long-term debt, less current maturities		2,629,377	2,298,234
Less: Capitalized financing costs		(18,709)	(22,205)
Long-term debt, less current maturities, net of capitalized financing costs		$2,610,668	$2,276,029
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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of September 27, 2020, the Company had outstanding borrowings under the term loan commitment of $456.3 million. As of September 27, 2020, the Company had outstanding borrowings, outstanding letters of credit and available borrowings under the revolving credit commitment of $350.0 million, $40.4 million and $359.6 million, respectively.
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
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (1) LIBOR or, in relation to any loan in euros, EURIBOR, plus (2) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of September 27, 2020, the U.S. dollar-equivalent loan commitment and borrowing availability were both $127.5 million. As of September 27, 2020, there were no outstanding borrowings under the Bank of Ireland Facility Agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of the Company's Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.5%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of September 27, 2020, the U.S. dollar-equivalent of the loan commitment and borrowing availability were both $67.2 million. As of September 27, 2020, there were no outstanding borrowings under the Mexico Credit Facility.
14.    STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
    The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Nine Months Ended September 27, 2020(a)
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(1,108)	$(2,406)	$(71,615)	$—	$(75,129)
Other comprehensive income (loss) before reclassifications	(48,921)	3,403	(44,641)	2	(90,157)
Amounts reclassified from accumulated other comprehensive loss to net income	—	(1,039)	846	(14)	(207)
Currency translation	—	(27)	—	—	(27)
Net current period other comprehensive income (loss)	(48,921)	2,337	(43,795)	(12)	(90,391)
Balance, end of period	$(50,029)	$(69)	$(115,410)	$(12)	$(165,520)

	Nine Months Ended September 29, 2019(a)
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(55,770)	$(683)	$(71,463)	$82	$(127,834)
Other comprehensive income (loss) before reclassifications	(50,824)	(1,257)	(6,962)	383	(58,660)
Amounts reclassified from accumulated other comprehensive loss to net income	—	74	745	(353)	466
Currency translation	—	(12)	—	—	(12)
Net current period other comprehensive income (loss)	(50,824)	(1,195)	(6,217)	30	(58,206)
Balance, end of period	$(106,594)	$(1,878)	$(77,680)	$112	$(186,040)
(a)    All amounts are net of tax. Amounts in parentheses represent income (expenses) related to results of operations.

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 27, 2020	Nine Months Ended September 29, 2019	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gain on settlement of foreign currency derivatives classified as cash flow hedges	$1,452	$—	Net sales
Realized loss on settlement of foreign currency derivatives classified as cash flow hedges	(314)	(74)	Cost of sales
Realized gain on settlement of interest rate swap derivatives classified as cash flow hedges	(99)	—	Interest expense, net of capitalized interest
Realized gain on sale of securities	18	466	Interest income
Amortization of pension and other postretirement plan actuarial losses:
Union Plan(b)	(72)	(54)	Miscellaneous, net
Legacy Gold Kist Plans(b)(c)	(1,055)	(930)	Miscellaneous, net
Total before tax	(70)	(592)
Tax benefit	277	126
Total reclassification for the period	$207	$(466)
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
Share Repurchase Program and Treasury Stock
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of September 27, 2020, the Company had repurchased approximately 6.1 million shares under this program with a market value of approximately $110.9 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock.

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
15.    PENSION AND OTHER POSTRETIREMENT BENEFITS
    The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim's Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim's Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund (together, the “U.K. Plans”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $6.2 million and $5.0 million in the three months ended September 27, 2020 and September 29, 2019, respectively, and $13.3 million and $14.6 million in the nine months ended September 27, 2020 and September 29, 2019, respectively.
Defined Benefit Plans Obligations and Assets
    The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Nine Months Ended September 27, 2020		Nine Months Ended September 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of period	$369,066	$1,527	$157,619	$1,462
Interest cost	6,047	27	4,402	39
Actuarial losses	30,650	75	20,726	130
Benefits paid	(9,763)	(120)	(4,564)	(111)
Curtailments and settlements	(7,083)	—	(8,783)	—
Other	22	—	—	—
Currency translation gain	(4,071)	—	—	—
Projected benefit obligation, end of period	$384,868	$1,509	$169,400	$1,520

	Nine Months Ended September 27, 2020		Nine Months Ended September 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of period	$294,589	$—	$102,414	$—
Actual return on plan assets	(5,343)	—	12,637	—
Contributions by employer	11,801	120	6,096	111
Benefits paid	(9,763)	(120)	(4,564)	(111)
Curtailments and settlements	(7,083)	—	(8,783)	—
Other	(603)	—	—	—
Currency translation loss	(4,337)	—	—	—
Fair value of plan assets, end of period	$279,261	$—	$107,800	$—

	September 27, 2020		December 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status:	(In thousands)
Unfunded benefit obligation, end of period	$(105,607)	$(1,509)	$(74,477)	$(1,527)

	September 27, 2020		December 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:	(In thousands)
Current liability	$(3,605)	$(156)	$(14,967)	$(158)
Long-term liability	(102,002)	(1,353)	(59,510)	(1,369)
Recognized liability	$(105,607)	$(1,509)	$(74,477)	$(1,527)

	September 27, 2020		December 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Amounts recognized in accumulated other comprehensive loss at end of period:	(In thousands)
Net actuarial loss	$100,579	$166	$58,239	$91
    The accumulated benefit obligation for the Company's defined benefit pension plans was $384.9 million and $369.1 million at September 27, 2020 and December 29, 2019, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both September 27, 2020 and December 29, 2019. As of September 27, 2020, the weighted average duration of the Company's defined benefit pension obligation is 27.73 years.
Net Periodic Benefit Costs
    Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended September 27, 2020		Three Months Ended September 29, 2019		Nine Months Ended September 27, 2020		Nine Months Ended September 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,997	$9	$1,468	$13	$6,047	$27	$4,402	$39
Estimated return on plan assets	(3,256)	—	(1,349)	—	(9,754)	—	(4,047)	—
Settlement loss	2,941	—	1,134	—	2,941	—	3,064	—
Other	87	—	—	—	624	—	—	—
Amortization of net loss	376	—	328	—	1,127	—	984	—
Net costs	$2,145	$9	$1,581	$13	$985	$27	$4,403	$39
Economic Assumptions
    The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	September 27, 2020		December 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	1.97%	2.05%	2.56%	2.77%

	Nine Months Ended September 27, 2020		Nine Months Ended September 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	2.51%	2.77%	4.40%	4.07%
Expected return on plan assets	4.67%	NA	5.50%	NA

     The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of September 27, 2020 and December 29, 2019, all pension and other postretirement benefit plans used variations of the RP2014 mortality table and the MP2015 mortality improvement scale. As of September 27, 2020 and December 29, 2019, the U.K. Plans used variations of the AxC00 mortality table in combination with the CMI_2018 Sk=7.5 mortality improvement scale for pre-retirement employees and the S3PxA mortality table in combination with the CMI_2018 Sk=7.5 mortality improvement scale for postretirement employees.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(10,302)	$10,846
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
Plan Assets
    The following table reflects the pension plans’ actual asset allocations:

	September 27, 2020	December 29, 2019
Cash and cash equivalents	2%	4%
Pooled separate accounts for the Union Plan(a):
Equity securities	2%	2%
Fixed income securities	2%	2%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Equity securities	19%	20%
Fixed income securities	13%	12%
Real estate	2%	2%
Pooled separate accounts for the UK Plans(a):
Equity securities	33%	40%
Fixed income securities	20%	18%
Real estate	7%	—%
Total assets	100%	100%
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
    The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of September 27, 2020 and December 29, 2019:

	September 27, 2020				December 29, 2019
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$6,819	$—	$—	$6,819	$11,582	$—	$—	$11,582
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	2,962	—	2,962	—	3,071	—	3,071
Small/Mid U.S. equity funds(e)	—	368	—	368	—	372	—	372
International equity funds(f)	—	1,772	—	1,772	—	1,878	—	1,878
Fixed income funds(g)	—	5,037	—	5,037	—	4,452	—	4,452
PSAs and CCTs for the GK Pension Plan:
Large U.S. equity funds(d)	—	26,324	—	26,324	—	20,378	—	20,378
Small/Mid U.S. equity funds(e)	—	13,763	—	13,763	—	12,495	—	12,495
International equity funds(f)	—	14,105	—	14,105	—	25,149	—	25,149
Fixed income funds(g)	—	37,365	—	37,365	—	35,627	—	35,627
Real estate(h)	—	5,664	—	5,664	—	5,613	—	5,613
PSAs for the UK Plans:
Large U.S. equity funds(d)	—	35,091	—	35,091	—	17,756	—	17,756
International equity funds(f)	—	56,792	—	56,792	—	102,494	—	102,494
Fixed income funds(g)	—	57,223	—	57,223	—	53,722	—	53,722
Real estate(h)	—	15,976	—	15,976	—	—	—	—
Total assets	$6,819	$272,442	$—	$279,261	$11,582	$283,007	$—	$294,589
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

Benefit Payments
    The following table reflects the benefits as of September 27, 2020 expected to be paid through 2029 from the Company's pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company's other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2020	$11,551	$40
2021	16,430	155
2022	16,403	150
2023	16,472	144
2024	16,452	137
2025-2029	81,067	565
Total	$158,375	$1,191
    As required by funding regulations or laws, the Company anticipates contributing $3.7 million and $0.2 million to its pension plans and other postretirement plans, respectively, during the remainder of 2020.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
    The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Nine Months Ended September 27, 2020		Nine Months Ended September 29, 2019
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$58,239	$91	$54,343	$(34)
Amortization	(1,127)	—	(984)	—
Curtailment and settlement adjustments	(2,941)	—	(3,064)	—
Actuarial loss	30,650	75	20,726	129
Asset loss (gain)	15,089	—	(8,590)	—
Currency translation loss	669	—	—	—
Net actuarial loss, end of period	$100,579	$166	$62,431	$95
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
Defined Contribution Plans
    The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $3.3 million in the three months ended September 27, 2020 and $10.4 million and in the nine months ended September 27, 2020.
16.    STOCK-BASED COMPENSATION
For the three months ended September 27, 2020 and September 29, 2019, we recognized total stock-based compensation gain of $1.7 million and expense $2.1 million, respectively. For the three months ended September 27, 2020 and September 29, 2019, the total income tax expense and benefit recognized for stock-based compensation arrangements was $0.4 million and $0.5 million, respectively.
For the nine months ended September 27, 2020 and September 29, 2019, we recognized total stock-based compensation expense of $2.2 million and $7.3 million, respectively. For the nine months ended September 27, 2020 and September 29, 2019, the total income tax benefit recognized for stock-based compensation arrangements was $0.6 million and $1.8 million, respectively.
During the nine months ended September 27, 2020, we granted 316,460 performance-based restricted stock units at a grant date price of $30.94 per unit. These awards will convert to time-vesting restricted stock units in the first quarter of 2021 if or when the Compensation Committee of the Company's Board of Directors certifies the achievement of 2020 performance targets. Once converted to time-vesting restricted stock units, the awards will vest ratably on December 31, 2021, December 31, 2022, and December 31, 2023. We also granted 13,630 event-based restricted stock units at a grant date price of $22.01 per unit to the nonemployee members of the Company's Board of Directors. The awards granted to each director will vest in full upon the director's termination of service with the Board of Directors.
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
As of September 27, 2020 and December 29, 2019, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, foreign currency instruments to manage translation and remeasurement risk and interest rate swap instruments.
The following items were measured at fair value on a recurring basis:

	September 27, 2020		December 29, 2019
	Level 1	Total	Level 1	Total
	(In thousands)
Assets:
Commodity futures instruments	$5,327	$5,327	$4,147	$4,147
Commodity options instruments	7,312	7,312	906	906
Foreign currency instruments	7,919	7,919	426	426
Liabilities:
Commodity futures instruments	(2,957)	(2,957)	(4,797)	(4,797)
Commodity options instruments	(3,122)	(3,122)	(633)	(633)
Foreign currency instruments	(316)	(316)	(5,400)	(5,400)
Interest rate swap instrument	(780)	(780)	—	—
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	September 27, 2020		December 29, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(1,001,793)	$(1,018,880)	$(1,002,095)	$(1,034,200)
Fixed-rate senior notes payable at 5.875%, at Level 1 inputs	(844,972)	(875,500)	(844,433)	(919,505)
Secured loans, at Level 3 inputs	(64)	(64)	(948)	(939)
See “Note 13. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 1 fixed-rate debt obligations was based on the quoted market price at September 27, 2020 or December 29, 2019, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flow using weighted average cost of capital ranging from 0.5% to 3.6% as of September 27, 2020 and December 29, 2019.
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

18.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$3,768	$3,799	$10,315	$10,968
JBS Global (U.K.) Ltd.	—	32	—	118
JBS Chile Ltda.	114	—	70	132
Combo, Mercado De Congelados	293	118	780	146
JBS Australia Pty. Ltd.	660	—	1,941	—
Total sales to related parties	$4,835	$3,949	$13,106	$11,364

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Cost of goods purchased from related parties:
JBS USA Food Company(a)	$27,657	$31,270	$100,467	$94,511
Seara Meats B.V.	2,637	7,297	6,360	16,187
JBS Toledo NV	—	64	156	272
JBS Global (U.K.) Ltd.	224	—	669	—
Total cost of goods purchased from related parties	$30,518	$38,631	$107,652	$110,970

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Expenditures paid by related parties:
JBS USA Food Company(b)	$6,429	$7,919	$28,402	$26,028
Seara Food Europe Holdings	3	—	5	—
JBS Chile Ltda.	—	—	—	6
Seara Alimentos	—	—	—	7
Total expenditures paid by related parties	$6,432	$7,919	$28,407	$26,041

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$6,689	$1,675	$13,315	$5,654
Total expenditures paid on behalf of related parties	$6,689	$1,675	$13,315	$5,654

	September 27, 2020	December 29, 2019
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$531	$643
JBS Chile Ltda.	33	301
Combo, Mercado de Congelados	10	—
JBS Australia Pty. Ltd.	42	—
Total accounts receivable from related parties	$616	$944

	September 27, 2020	December 29, 2019
	(In thousands)
Accounts payable to related parties:
JBS USA Food Company(a)	$4,778	$2,826
JBS Global (U.K.) Ltd.	—	5
Seara Meats B.V.	974	988
Total accounts payable to related parties	$5,752	$3,819
(a)    The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of September 27, 2020, approximately $1.3 million of goods purchased from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.
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
Additional information regarding reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020(a)	September 29, 2019(b)	September 27, 2020(c)	September 29, 2019(d)
	(In thousands)
Net sales:
U.S.	$1,894,222	$1,931,657	$5,619,791	$5,732,201
U.K. and Europe	845,677	517,531	2,425,140	1,568,396
Mexico	335,222	328,782	929,141	1,045,133
Total	$3,075,121	$2,777,970	$8,974,072	$8,345,730
(a)For the three months ended September 27, 2020, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $46.2 million. These sales consisted of fresh products, prepared products, and grain.
(b)For the three months ended September 29, 2019, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $56.9 million. These sales consisted of fresh products, prepared products, and grain.
(c)For the nine months ended September 27, 2020, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $159.9 million. These sales consisted of fresh products, prepared products, and grain.
(d)For the nine months ended September 29, 2019, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $122.9 million. These sales consisted of fresh products, prepared products, and grain.

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Reportable segment profit:
U.S.	$2,451	$125,169	$126,951	$426,968
U.K. and Europe	29,949	25,325	76,324	62,233
Mexico	61,653	37,667	2,229	115,503
Eliminations	235	24	459	72
Total operating income	94,288	188,185	205,963	604,776
Interest expense, net of capitalized interest	30,564	32,028	95,575	99,184
Interest income	(1,763)	(4,698)	(4,611)	(11,481)
Foreign currency transaction loss (gain)	9,092	3,027	(3,768)	7,923
Miscellaneous, net	360	1,367	(33,873)	2,521
Income before income taxes	56,035	156,461	152,640	506,629
Income tax expense	22,344	46,365	57,900	142,328
Net income	$33,691	$110,096	$94,740	$364,301

	September 27, 2020	December 29, 2019
	(In thousands)
Total assets:
U.S.	$5,570,836	$5,207,282
U.K. and Europe	2,824,974	2,824,382
Mexico	1,033,958	1,020,331
Eliminations	(1,960,269)	(1,949,631)
Total assets	$7,469,499	$7,102,364

	September 27, 2020	December 29, 2019
	(In thousands)
Long-lived assets(a):
U.S.	$1,799,455	$1,789,530
U.K. and Europe	782,952	801,887
Mexico	292,028	306,413
Eliminations	(3,797)	(4,256)
Total long-lived assets	$2,870,638	$2,893,574
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
Litigation
The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the Company’s opinion, it has made appropriate and adequate accruals for claims where necessary; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company. For a discussion of material legal proceedings and claims, see Part II, Item 1. “Legal Proceedings.” The Company believes it has substantial defenses to the claims made in the pending litigations described below and intends to vigorously defend these cases.
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
In re Broiler Chicken Antitrust Litigation
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois (the “Illinois Court”) against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and October 14, 2020, 44 individual direct action complaints were filed with the Illinois Court by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints, with four complaints including additional allegations of fixing prices and rigging bids on small birds sold to quick service restaurants. On August 26, 2020, the Commonwealth of Puerto Rico, one of the plaintiffs, filed a notice dismissing its case. On September 22, 2020, the Illinois Court required direct action plaintiffs to file a consolidated complaint by October 23, 2020 and stayed bid-rigging claims until the resolution of plaintiffs’ supply reduction and other conspiracy claims are resolved. The Illinois Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated.
On June 21, 2019, the U.S. Department of Justice (the “DOJ”) filed a motion to intervene and stay discovery in the In re Broiler Chicken Antitrust Litigation for a period of six months. Following a hearing on June 27, 2019, on June 28, 2019, the Illinois Court granted the government’s motion to intervene, ordering a limited stay, which was subsequently reset, until March 31, 2020. The stay was lifted on March 31, 2020. See “DOJ Antitrust Matter” below for a discussion of developments related to the DOJ.
On August 28, 2020, the Illinois Court issued a revised scheduling order through trial, which contemplates class certification briefing and related expert reports proceeding from October 30, 2020 to May 6, 2021, the close of all merits fact discovery on June 11, 2021, and summary judgment briefing and related expert reports proceeding from July 2, 2021 to February 22, 2022. The Illinois Court has set a trial date of October 17, 2022.
On September 1, 2020, the Attorney General of New Mexico filed a complaint raising similar allegations as the class action and direct action complaints before the Illinois Court. The case is styled as State of New Mexico ex rel. Hector Balderas v. Koch Foods, et al., No. D-101-CV-2020-0891 and is pending before the First Judicial District Court in the County of Santa Fe. PPC has not been served with the complaint.

Other Claims and Proceedings
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado (the “Colorado Court”) against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (2) its conduct constituted a violation of federal antitrust laws, (3) PPC’s revenues during the class period were the result of illegal conduct and (4) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive and seeks compensatory damages. On April 4, 2017, the Colorado Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Colorado Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Colorado Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Colorado Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. On June 8, 2020, the plaintiff filed a Second Amended Complaint against the same defendants, based in part on the Indictment (defined below). On July 31, 2020, defendants filed a motion to dismiss the Second Amended Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. Plaintiffs filed an opposition to the motion to dismiss on August 31, 2020, and defendants filed their reply on September 20, 2020. The Court's decision on the motion to dismiss is pending.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the U.S. District Court for the Eastern District of Oklahoma (the “Oklahoma Court”) alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017 for failure to state a claim under Rule 12(b)(6) of the Federal Rules of Civil Procedure. The Oklahoma Court granted only certain other defendants’ motions challenging jurisdiction. In addition, on March 12, 2018, the U.S. District Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) enjoined the Oklahoma Court plaintiffs from litigating the Grower Litigation complaint as pled against PPC because allegations in the consolidated complaint violate the confirmation order relating to PPC’s bankruptcy proceedings in 2008 and 2009. Specifically, the 2009 bankruptcy confirmation order bars any claims against PPC based on conduct occurring before December 28, 2009. On January 6, 2020, the Oklahoma Court denied the defendants' motion to dismiss the consolidated amended complaint and lifted the stay on discovery. On February 21, 2020, the Oklahoma Court plaintiffs filed a Second Amended Complaint in light of the Bankruptcy Court’s injunction. On April 13, 2020, the Oklahoma Court entered a case management order setting a September 24, 2021 deadline for the close of fact discovery. In September 2020, similar class action complaints were filed in the Colorado Court and the U.S. District Court for the District of Kansas (the “Kansas Court”) alleging claims that mirror those before the Oklahoma Court. On October 6, 2020, the Oklahoma Court plaintiffs filed a motion with the U.S. Judicial Panel on Multidistrict Litigation (the “JPML”) seeking consolidation of the various cases, including any tag-along cases, and transfer of them to the Oklahoma Court. On October 8, 2020, another similar class action complaint was filed in the U.S. District Court for the Northern District of California. Defendants, on October 13, 2020, in the Kansas Court case and, on October 14, 2020, in the Colorado Court case, filed motions seeking dismissal of those complaints under the first-to-file rule. The motions before the JPML, Colorado Court, and Kansas Court are pending. Discovery in the Oklahoma Court case is ongoing.
On March 9, 2017, a stockholder derivative action, DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of PPC’s directors and its Chief Financial Officer, Fabio Sandri, in the Nineteenth Judicial District Court for the County of Weld in Colorado (the “Weld County Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. On April 17, 2017, a related stockholder derivative action, Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of PPC’s directors and its Chief Financial Officer in the Weld County Court. The Brima complaint contains largely the same allegations as the DiSalvio complaint. On May 4, 2017, the plaintiffs in both the DiSalvio and Brima litigations moved to (1) consolidate the two stockholder derivative cases, (2) stay the consolidated action until the resolution of the motion to dismiss in the Hogan putative securities class action, and (3) appoint co-lead counsel. The Weld County Court granted the motion on May 8, 2017, staying the proceedings pending resolution of the motion to dismiss in the Hogan litigation.

On January 24, 2018, a stockholder derivative action styled as Sciabacucchi v. JBS S.A. et al. was brought against all of PPC’s directors, JBS S.A., JBS USA Holdings and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of PPC’s acquisition of Moy Park. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. Both complaints sought compensatory damages. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. Also by stipulation, various defendants have been voluntarily dismissed from the case without prejudice. The remaining defendants are JBS S.A., JBS USA Holding, and directors Lovette, Nogueira de Souza, Tomazoni, and Molina. PPC also remains in the case as a nominal defendant. On March 15, 2019, the Chancery Court denied the non-PPC defendants’ motion to dismiss. As a result, the case proceeded to discovery, and trial was scheduled to commence in November 2020. On October 3, 2019, the parties entered into a stipulation agreeing to settle the dispute for (1) a cash payment to PPC by the non-PPC defendants of $42.5 million less any fees and expenses awarded to the plaintiffs’ counsel, as well as any applicable taxes (the “Settlement Amount”), and (2) corporate governance changes to be implemented by PPC. No portion of the Settlement Amount will be paid by PPC to the non-PPC defendants. The settlement was approved by the Chancery Court on January 28, 2020. On March 2, 2020, the Settlement Amount was transferred to PPC, and as a result, PPC recognized income, net of legal fees, of $34.6 million, which is included in Miscellaneous, net in the Condensed Consolidated Statement of Income for the nine months ended September 27, 2020.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (the “Maryland Court”) against PPC and a number of other chicken producers, as well as WMS (Webber, Meng, Sahl and Company) and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. On November 12, 2019, the Maryland Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs informed the defendants and the Maryland Court that they would be amending their complaint, which they did on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint, but was extended to include more class members and turkey processors as well as chicken processors. The defendants filed motions to dismiss the consolidated amended complaint on March 2, 2020, with oppositions originally due on April 24, 2020 and replies on May 21, 2020. The Maryland Court has issued a series of Standing Orders related to the exigent circumstances created by COVID-19, which extended filing deadlines by 84 days, including the deadlines for the response briefings related to defendants' motions to dismiss. The Company filed its motion to dismiss, and on September 16, 2020, the Maryland Court granted the motion without prejudice. The Maryland Court did allow, however, the plaintiffs to amend their Complaint, which they are expected to do.
On July 6, 2020, United Food and Commercial Workers International Union Local 464A (“UFCW”), acting on behalf of itself and a putative class of persons who purchased shares of PPC stock between February 9, 2017 and June 3, 2020, filed a class action complaint in the Colorado Court against PPC, and Messrs. Lovette, Penn, and Sandri. The complaint alleges, among other things, that PPC’s public statements regarding its business and the drivers behind its financial results were false and misleading due to the defendants’ purported failure to disclose its participation in an antitrust conspiracy as alleged in the Broiler litigation and the Indictment (defined below). On September 4, 2020, UFCW and the New Mexico State Investment Council filed competing motions to be appointed lead plaintiff under the Private Litigation Securities Reform Act. A decision on the lead plaintiff motions is currently pending.
PPC believes it has strong defenses in the pending litigations described above and intends to contest them vigorously. PPC cannot predict the outcome of these pending litigations nor when they will be resolved. The consequences of the pending litigation matters are inherently uncertain, and adverse actions, judgments or settlements in some or all of these matters may result in materially adverse monetary damages, fines, penalties or injunctive relief against PPC. Any claims or litigation, even if fully indemnified or insured, could damage PPC’s reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
DOJ Antitrust Matter
On July 1, 2019, the DOJ issued a subpoena to PPC in connection with its investigation arising from the In re Broiler Chicken Antitrust Litigation. The Company has been cooperating with the DOJ investigation.
On June 3, 2020, PPC learned of an indictment by a Grand Jury in the Colorado Court against Jayson Penn, the chief executive officer and president of PPC at that time, in addition to two former employees of PPC and a former employee of a different company (the “Indictment”). The Indictment alleges that the defendants entered into and engaged in a conspiracy to suppress and eliminate competition by rigging bids and fixing prices and other price-related terms for broiler chicken products sold in the U.S., in violation of Section 1 of the Sherman Antitrust Act, 15 U.S.C. Section 1. On June 4, 2020, PPC learned that Mr. Penn pleaded not guilty to the charges. Effective June 15, 2020, Mr. Penn began a paid leave of absence from PPC. In connection with Mr. Penn’s leave of absence, PPC’s Board of Directors appointed the chief financial officer of PPC, Fabio Sandri, to serve in the additional role of PPC’s interim president and chief executive officer. On September 22, 2020, PPC's Board of Directors appointed Fabio Sandri as PPC's President and Chief Executive Officer in addition to his role as Chief Financial Officer. On September 22, 2020, PPC disclosed that Mr. Penn was no longer with the Company. The Company has initiated a search process to identify a new chief financial officer.
On October 13, 2020, the Company announced that it had entered into a plea agreement (the “Plea Agreement”) with the DOJ pursuant to which the Company agreed to (1) plead guilty to one count of conspiracy in restraint of competition involving sales of broiler chicken products in the U.S. in violation of the Sherman Antitrust Act, 15 U.S.C. § 1, and (2) pay a fine of $110,524,140. The Company recognized the fine as expense which is included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income for the three and nine months ended September 27, 2020. Under the Plea Agreement, which is subject to the approval of the Colorado Court, the DOJ agreed not to bring further charges against the Company for any antitrust violation involving the sale of broiler chicken products in the U.S. occurring prior to the date of the Plea Agreement. The Company continues to cooperate with the DOJ in connection with the ongoing federal antitrust investigation into alleged price fixing and other anticompetitive conduct in the broiler chicken industry.
J&F Investigation
On May 3, 2017, certain officers of J&F Investimentos S.A. (“J&F,” and together with the companies controlled by J&F, the “J&F Group”), a company organized in Brazil and an indirect controlling stockholder of the Company, including a former senior executive and former board members of the Company, entered into cooperation agreements (acordos de colaboração) (collectively, the “Cooperation Agreements”) with the Brazilian Office of the Prosecutor General (Procuradoria-Geral da República) in connection with certain illicit conduct by J&F and such individuals acting in their capacity as J&F executives. The details of such illicit conduct are set forth in separate annexes to the Cooperation Agreements, and include admissions of improper payments to politicians and political parties in Brazil during a ten-year period in exchange for receiving, or attempting to receive, favorable treatment for certain J&F Group companies in Brazil.
On June 5, 2017, J&F, for itself and as the controlling shareholder of the J&F Group companies, entered into a leniency agreement (the “Leniency Agreement”) with the Brazilian Federal Prosecutor (Ministério Público Federal) whereby J&F assumed responsibility for the conduct that was described in the annexes to the Cooperation Agreements. In connection with the Leniency Agreement, J&F has agreed to pay a fine of 10.3 billion Brazilian reais, adjusted for inflation, over a 25-year period. Various proceedings by Brazilian governmental authorities remain pending against J&F and certain of its former or current officers seeking to invalidate the Cooperation Agreements and impose more severe penalties for additional alleged illicit conduct that was not disclosed in the annexes to the Cooperation Agreements.
On October 14, 2020, certain affiliates of the Company – J&F Investimentos, S.A., JBS S.A., Joesley Batista and Wesley Batista – entered into a settlement agreement (the “Settlement”) with the SEC. The Company was not a party to the Settlement, was not a respondent in the related proceedings, and is not required to make any related payment. Under the Settlement, the SEC issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934 (the “SEC Order”) finding securities law violations by such affiliates that resulted in the Company, an indirect subsidiary, failing to maintain accurate books and records and internal accounting controls. According to the SEC Order, the violations, which related to certain intercompany transactions from 2009 to 2015, were unbeknownst to the Company’s management, and the SEC Order will have no impact on the Company’s previously filed financial statements or its prior assessments of internal control over financial reporting.
On October 14, 2020, J&F reached an agreement (the “J&F Plea Agreement”) with the DOJ regarding violations stemming from the same facts and conduct that were the subject of the Leniency Agreement and the Cooperation Agreements (described above). Pursuant to the J&F Plea Agreement, J&F pled guilty to one count of conspiracy to violate the U.S. Foreign Corrupt Practices Act. The J&F Plea Agreement imposed a fine of $256,497,026, and J&F was required to make a payment of $128,248,513 under the J&F Plea Agreement (due to J&F receiving a 50% credit for amounts paid to Brazilian authorities). JBS and PPC are not parties to the J&F Plea Agreement and will not bear any liabilities arising from it. The J&F Plea Agreement resolved the U.S. criminal legal exposure of J&F and all its affiliates related to the conduct that was the subject of the Leniency Agreement and the Cooperation Agreements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
We reported a net income attributable to Pilgrim’s of $33.4 million, or $0.14 per diluted common share, and net income before tax totaling $56.0 million, for the three months ended September 27, 2020. These operating results included net sales of $3.1 billion, gross profit of $313.8 million and $367.6 million of cash generated from operations. We generated a consolidated operating margin of 3.1% with operating margins of 0.1%, 3.5% and 18.4% in our United States (“U.S.”), United Kingdom (“U.K.”) and Europe, and Mexico reportable segments, respectively.
We reported net income attributable to Pilgrim’s of $94.7 million, or $0.38 per diluted common share, and profit before tax totaling $152.6 million, for the nine months ended September 27, 2020. These operating results included net sales of $9.0 billion, gross profit of $610.8 million and $508.3 million of cash generated from operations. We generated a consolidated operating margin of 2.3% with operating margins of 2.3%, 3.1% and 0.2% in our U.S., U.K. and Europe, and Mexico reportable segments, respectively.
As discussed in “Note 20. Commitments and Contingencies”, on October 13, 2020, we announced that we have entered into a plea agreement (the “Plea Agreement”) with the U.S. Department of Justice (the “DOJ”). As a result of the Plea Agreement, we recognized a fine of $110,524,140 as expense, which is included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income for the three and nine months ended September 27, 2020. In addition, as discussed below under “Hometown Strong Initiative”, we launched an initiative during the third quarter to support the communities in which we operate with unexpected challenges, such as the COVID-19 pandemic, and as a result, we recorded $14.5 million in incremental donation expense related to this initiative during the third quarter. Adjusted net income for the three and nine months ended September 27, 2020, which excludes the DOJ antitrust fine, increase in donation expense and other items shown in the “Reconciliation of Adjusted Net Income” table below, was $161.7 million and $206.9 million, respectively. See “Reconciliation of Adjusted Net Income” section below for a reconciliation of Net income attributable to Pilgrim's to Adjusted net income attributable to Pilgrim's.
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
As the global spread of the virus began to accelerate late in March, we began to experience adverse impacts to our business and financial results. The impact of the COVID-19 pandemic included disruptions in supply chain, an increase in both broiler and chick costs and an increase in payroll and benefits costs. During the three months ended September 27, 2020, the impact of the COVID-19 pandemic on our financial results decreased because of increased demand for our products at retail grocery stores and quick service restaurants and our ability to meet this demand through our transitioned business operations, as further discussed below. We believe that we will continue to experience disruptions to our business due to the COVID-19 pandemic for the remainder of 2020 and into 2021.
The impact of COVID-19 and measures to prevent its spread have affected and continue to affect our business in a number of ways.
•Our workforce. Employee health and safety is our priority. As an essential business in a critical infrastructure industry, we continue to produce chicken and pork products, while coordinating with and implementing guidance from the U.S. Centers for Disease Control and Prevention, the National Institute of Occupational Safety and Health, and local and regional Departments of Health in an effort to keep our employees safe and healthy. Measures we have implemented include, but are not limited to: increasing physical distancing of our employees, where possible, by staggering start and shift breaks, placing on-site tents to create more space for employees at break and at meal times, and installing physical barriers to distance employees while working on production lines; adding temperature and symptom screening stations for employees prior to entering our facilities; increasing personal hygiene practices and providing our employees additional personal protective equipment and sanitation stations; and increasing sanitation of our facilities. In the U.S., we provided appreciation bonuses to eligible employees in April and May of 2020 and expanded certain sick leave policies to provide more flexibility. In addition, we implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely.
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
•Foreign currency exchange rates and commodity prices. During the nine months ended September 27, 2020, we experienced increased volatility in foreign currency exchange rates and commodity prices, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. We expect continued volatility in foreign currency exchange rates and commodity prices during 2020, though we cannot reasonably estimate the duration, extent or impact of that volatility.
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
The spread of COVID-19 and the resulting consumer reaction early in the second quarter triggered an unexpected shift in demand from foodservice to retail markets. While the industry redirected supply from foodservice to retail, not all foodservice items could be quickly reworked toward retail. This drove a sudden supply and demand imbalance during the second quarter, with increased amounts of excess products on the market and a decline in unit pricing temporarily below cost. The industry adjusted through reductions of egg sets and chick placements which continued throughout the three months ended September 27, 2020, resulting in lower levels of broiler production. Retail demand remained robust as consumers predominantly favored food at home consumption.
During the third quarter, foodservice demand, while not yet at pre-COVID-19 levels, has improved since the onset of the COVID-19 pandemic and the low point of demand experienced April 2020. As a result, the market prices for the three months ended September 27, 2020 have become relatively more stable and settled at a level within the five-year range, moving with seasonal norms. While chicken prices have reverted to more normal seasonal levels and movements, prices for the remainder of 2020 and into 2021 will depend on the continued recovery of the foodservice industry, together with factors such as the evolution of the COVID-19 crisis, how governments impose and ease restrictions, uncertainty surrounding the general economy and unemployment rates, total protein supply and how these elements affect consumers’ chicken consumption domestically and globally.
Hometown Strong Initiative

The Hometown Strong initiative was developed in order to help the communities in which we operate respond to the unexpected challenges on society, such as the COVID-19 pandemic. We believe the Hometown Strong initiative will provide consequential investment projects for a lasting impact on these communities and help them prepare for unanticipated challenges and build for the future. For 2020, we committed to Hometown Strong donations of $20.0 million, and during the three months and nine months ended September 27, 2020, we recorded $14.5 million in incremental donations expense relating to this initiative.
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
Results of Operations
Three Months Ended September 27, 2020 Compared to the Three Months Ended September 29, 2019
    Net sales. Net sales generated in the three months ended September 27, 2020 increased $297.2 million, or 10.7%, from net sales generated in the three months ended September 29, 2019. The following table provides net sales information:

Sources of net sales	Three Months Ended September 27, 2020	Change from Three Months Ended September 29, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,894,222	$(37,435)	(1.9)%
U.K. and Europe	845,677	328,146	63.4%
Mexico	335,222	6,440	2.0%
Total net sales	$3,075,121	$297,151	10.7%
U.S. Reportable Segment. U.S. net sales generated in the three months ended September 27, 2020 decreased $37.4 million, or 1.9%, from U.S. net sales generated in the three months ended September 29, 2019 primarily because of a decrease in net sales per pound, partially offset by an increase in sales volume. The decrease in net sales per pound contributed $57.2 million, or 2.9 percentage points, to the decrease in net sales, and resulted from reduced demand for foodservice products and commodity pricing volatility due to the COVID-19 pandemic. The sales volume increase experienced by the U.S. segment partially offset the decrease in net sales per pound by $19.8 million, or 1.0 percentage points. When compared with the three months ended June 28, 2020, however, U.S. net sales generated in the three months ended September 27, 2020 increased $95.5 million, or 5.3 percentage points, as a result of increasing demand for foodservice products and the stabilizing of commodity pricing due to recent developments in the COVID-19 pandemic.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the three months ended September 27, 2020 increased $328.1 million, or 63.4%, from U.K. and Europe net sales generated in the three months ended September 29, 2019 primarily because of the acquired Pilgrim's Pride Ltd. (“PPL”) operations, which were acquired in October 2019, partially offset by a decrease in net sales generated by our existing U.K. and Europe operations. The impact of the acquired PPL operations contributed $341.8 million, or 66.0 percentage points, to the increase in net sales. The decrease in net sales by our existing U.K. and Europe operations offset the favorable impact of the PPL operations on net sales by $13.6 million, or 2.6 percentage points. The decrease in net sales by our existing U.K. and Europe operations primarily resulted from a decrease in sales volume of $38.0 million. This decrease in sales volume was partially offset by the favorable impact of foreign currency translation and an increase in net sales per pound of $21.3 million and $3.1 million, respectively. The decrease in net sales in our existing U.K and Europe operations is a result of reduced demand for foodservice products due to the COVID-19 pandemic.
Mexico Reportable Segment. Mexico net sales generated in the three months ended September 27, 2020 increased $6.4 million, or 2.0%, from Mexico net sales generated in the three months ended September 29, 2019 primarily because of an increase in net sales per pound and an increase in sales volume. These increases in net sales were partially offset by the unfavorable impact of foreign currency remeasurement. The increase in net sales per pound and sales volume contributed $47.5 million, or 14.5 percentage points, and $5.2 million, or 1.6 percentage points, respectively, to the increase in net sales. The unfavorable impact of foreign currency remeasurement partially offset these increases with a decrease to net sales of $46.3 million, or 14.1 percentage points.

    Gross profit. Gross profit increased by $31.6 million, or 11.2%, from $282.2 million generated in the three months ended September 29, 2019 to $313.8 million generated in the three months ended September 27, 2020. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended September 27, 2020	Change from Three Months Ended September 29, 2019		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 27, 2020	September 29, 2019
	(In thousands, except percent data)
Net sales	$3,075,121	$297,151	10.7%	100.0%	100.0%
Cost of sales	2,761,279	265,506	10.6%	89.8%	89.8%
Gross profit	$313,842	$31,645	11.2%	10.2%	10.2%

Sources of gross profit	Three Months Ended September 27, 2020	Change from Three Months Ended September 29, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$183,133	$(9,050)	(4.7)%
U.K. and Europe	60,330	17,289	40.2%
Mexico	70,144	23,195	49.4%
Elimination	235	211	879.2%
Total gross profit	$313,842	$31,645	11.2%

Sources of cost of sales	Three Months Ended September 27, 2020	Change from Three Months Ended September 29, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,711,089	$(28,385)	(1.6)%
U.K. and Europe	785,347	310,857	65.5%
Mexico	265,078	(16,755)	(5.9)%
Elimination	(235)	(211)	879.2%
Total cost of sales	$2,761,279	$265,506	10.6%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended September 27, 2020 decreased $28.4 million, or 1.6%, from cost of sales incurred by our U.S. segment during the three months ended September 29, 2019. Cost of sales decreased primarily because of the impact of decreased cost per pound sold of $46.3 million, or 2.6 percentage points, partially offset by increased sales volume of $17.9 million, or 1.0 percentage points. Included in the decrease in cost per pound sold was a decrease in feed costs of $39.3 million, primarily due to a $44.5 million decrease in feed ingredient costs. Also included in the decrease in cost per pound sold was a decrease in derivative expense of $31.8 million resulting from higher realized losses in commodity derivatives in the three months ended September 29, 2019. Partially offsetting these decreases in cost per pound sold were increases in other live costs, benefit costs and outside services of $19.8 million, $15.7 million and $4.4 million, respectively. Benefits increased mainly because of increases related to the COVID-19 pandemic and the increased live costs were mainly a result of an increase in grower costs due to higher contract rates. The increase in outside services resulted from an increase in outside processing labor. Other factors affecting cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the three months ended September 27, 2020 increased $310.9 million, or 65.5%, from cost of sales incurred by our U.K. and Europe segment during the three months ended September 29, 2019, primarily because of costs incurred by the acquired PPL operations, partially offset by a decrease in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales incurred by the acquired PPL operations contributed $325.6 million, or 68.6 percentage points, to the increase in cost of sales. Cost of sales related to the existing U.K. and Europe operations decreased $14.8 million, or 3.1 percentage points, primarily from a decrease in sales volume of $34.8 million, partially offset by the unfavorable impact of foreign currency translation and an increase in cost per pound sold of $19.4 million and $0.6 million, respectively. Included in the increased cost per pound sold in our existing U.K. and Europe operations was a $4.0 million increase in payroll costs from increased pay rates and bonuses during the COVID-19 pandemic. Other factors affecting cost of sales were individually immaterial.

Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended September 27, 2020 decreased $16.8 million, or 5.9%, from cost of sales incurred by our Mexico segment during the three months ended September 29, 2019. This decrease was primarily because of the favorable impact of foreign currency remeasurement of $36.6 million, or 13.0 percentage points. The favorable impact of foreign currency remeasurement was partially offset by increases in cost per pound sold and sales volume of $15.3 million, or 5.5 percentage points, and $4.5 million, or 1.6 percentage points, respectively. Included in the increased cost per pound sold was a $6.5 million increase in utility costs due to increased natural gas costs from increased rates and a $3.2 million increase in contracted grower pay due to increased pay rates. Other factors affecting cost of sales were individually immaterial.
    Operating income. Operating income decreased by $93.9 million, or 49.9%, from $188.2 million generated in the three months ended September 29, 2019 to $94.3 million generated in the three months ended September 27, 2020. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended September 27, 2020	Change from Three Months Ended September 29, 2019		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 27, 2020	September 29, 2019
	(In thousands, except percent data)
Gross profit	$313,842	$31,645	11.2%	10.2%	10.2%
SG&A expense	219,554	125,522	133.5%	7.1%	3.4%
Administrative restructuring activity	—	20	(100.0)%	—%	—%
Operating income	$94,288	$(93,897)	(49.9)%	3.1%	6.8%

Sources of operating income	Three Months Ended September 27, 2020	Change from Three Months Ended September 29, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,451	$(122,718)	(98.0)%
U.K. and Europe	29,949	4,625	18.3%
Mexico	61,653	23,985	63.7%
Eliminations	235	211	879.2%
Total operating income	$94,288	$(93,897)	(49.9)%

Sources of SG&A expense	Three Months Ended September 27, 2020	Change from Three Months Ended September 29, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$180,682	$113,648	169.5%
U.K. and Europe	30,381	12,664	71.5%
Mexico	8,491	(790)	(8.5)%
Total SG&A expense	$219,554	$125,522	133.5%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended September 27, 2020 increased $113.6 million, or 169.5%, from SG&A expense incurred by our U.S. reportable segment during the three months ended September 29, 2019. This increase in SG&A expense incurred resulted primarily from the $110.5 million DOJ antitrust fine, $14.5 million in incremental donations expense related to the Hometown Strong initiative and a $7.3 million increase in professional fees due to increased legal fees. Partially offsetting these increases in SG&A expense was a $7.8 million decrease in benefit expenses primarily from decreased incentive compensation, a $3.7 million decrease in payroll expenses primarily from decreased stock-based compensation and a $3.7 million decrease in marketing costs mainly due to decreased internet media expenses. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the three months ended September 27, 2020 increased $12.7 million, or 71.5%, from SG&A expense incurred by our U.K. and Europe segment during the three months ended September 29, 2019. SG&A expenses recognized by our U.K. and Europe reportable segment increased primarily due to expenses of $11.7 million incurred by the acquired PPL operations. Our existing U.K. and Europe operation's SG&A expense increased $1.0 million. Factors affecting SG&A expense in our existing U.K. and Europe operations were individually immaterial.

Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended September 27, 2020 decreased approximately $0.8 million, or 8.5%, from SG&A expense incurred by our Mexico segment during the three months ended September 29, 2019. Factors affecting our Mexico segment's SG&A expense were individually immaterial.
    Net interest expense. Net interest expense increased to $28.8 million recognized in the three months ended September 27, 2020 from $27.3 million recognized in the three months ended September 29, 2019. Average borrowings increased by $323.5 million from $2.3 billion during the three months ended September 29, 2019 to $2.7 billion during the three months ended September 27, 2020. As a percent of net sales, interest expense in the three months ended September 27, 2020 and September 29, 2019 was 1.0% and 1.2%, respectively.
    Income taxes. Income tax expense decreased to $22.3 million, a 39.9% effective tax rate, for the three months ended September 27, 2020 compared to income tax expense of $46.4 million, a 29.6% effective tax rate, for the three months ended September 29, 2019. The decrease in income tax expense resulted primarily from a decrease in pre-tax income and the effects of foreign currency fluctuations partially offset by the recognition of the non-deductible DOJ antitrust fine of $110.5 million, refer to “Note 20. Commitments and Contingencies” for more information. In addition, we recognized deferred tax expense of $10.6 million related to the repeal of the previously enacted reduction of the U.K corporate tax rate to 17.0%. Therefore, the current corporate tax rate is maintained at 19.0%.
Nine Months Ended September 27, 2020 Compared to the Nine Months Ended September 29, 2019
    Net sales. Net sales generated in the nine months ended September 27, 2020 increased $628.3 million, or 7.5%, from net sales generated in the nine months ended September 29, 2019. The following table provides net sales information:

Sources of net sales	Nine Months Ended September 27, 2020	Change from Nine Months Ended September 29, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$5,619,791	$(112,410)	(2.0)%
U.K. and Europe	2,425,140	856,744	54.6%
Mexico	929,141	(115,992)	(11.1)%
Total net sales	$8,974,072	$628,342	7.5%
U.S. Reportable Segment. U.S. net sales generated in the nine months ended September 27, 2020 decreased $112.4 million, or 2.0%, from U.S. net sales generated in the nine months ended September 29, 2019 primarily because of a decrease in net sales per pound, partially offset by an increase in sales volume. The decrease in net sales per pound contributed $161.3 million, or 2.9 percentage points, to the decrease in net sales, and resulted from a decrease in net sales per pound in both our fresh and prepared foods lines of business. The sales volume increase experienced by the U.S. segment partially offset the decrease in net sales per pound by $48.9 million, or 0.9 percentage points.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the nine months ended September 27, 2020 increased $856.7 million, or 54.6%, from U.K. and Europe net sales generated in the nine months ended September 29, 2019 primarily because of the recently acquired PPL operations, partially offset by a decrease in net sales by our existing U.K. and Europe operations. The impact of the acquired PPL operations contributed $999.1 million, or 63.7 percentage points, to the increase in net sales. The decrease in net sales by our existing U.K. and Europe operations offset the favorable impact of the PPL operations on net sales by $142.4 million, or 9.1 percentage points. The decrease in net sales by our existing U.K. and Europe operations resulted from a decrease in sales volume, a decrease in net sales per pound and the unfavorable impact of foreign currency translation of $88.2 million, $50.4 million and $3.8 million, respectively. The decrease in net sales in our existing U.K and Europe operations is a result of reduced demand for foodservice products due to the COVID-19 pandemic.
Mexico Reportable Segment. Mexico net sales generated in the nine months ended September 27, 2020 decreased $116.0 million, or 11.1%, from Mexico net sales generated in the nine months ended September 29, 2019 primarily because of the unfavorable impact of foreign currency remeasurement, offset by an increase in net sales per pound and an increase in sales volume. The unfavorable impact of foreign currency remeasurement contributed $122.7 million, or 11.7 percentage points, to the decrease in net sales. This decrease in net sales was partially offset by the increase net sales per pound and sales volume of $3.6 million, or 0.3 percentage points, and $3.1 million, or 0.3 percentage points, respectively.
    Gross profit. Gross profit decreased by $258.2 million, or 29.7%, from $869.0 million generated in the nine months ended September 29, 2019 to $610.8 million generated in the nine months ended September 27, 2020. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Nine Months Ended September 27, 2020	Change from Nine Months Ended September 29, 2019		Percent of Net Sales
				Nine Months Ended
		Amount	Percent	September 27, 2020	September 29, 2019
	(In thousands, except percent data)
Net sales	$8,974,072	$628,342	7.5%	100.0%	100.0%
Cost of sales	8,363,272	886,541	11.9%	93.2%	89.6%
Gross profit	$610,800	$(258,199)	(29.7)%	6.8%	10.4%

Sources of gross profit	Nine Months Ended September 27, 2020	Change from Nine Months Ended September 29, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$409,257	$(199,666)	(32.8)%
U.K. and Europe	169,106	52,964	45.6%
Mexico	31,978	(111,884)	(77.8)%
Elimination	459	387	537.5%
Total gross profit	$610,800	$(258,199)	(29.7)%

Sources of cost of sales	Nine Months Ended September 27, 2020	Change from Nine Months Ended September 29, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$5,210,534	$87,256	1.7%
U.K. and Europe	2,256,034	803,780	55.3%
Mexico	897,163	(4,108)	(0.5)%
Elimination	(459)	(387)	537.5%
Total cost of sales	$8,363,272	$886,541	11.9%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the nine months ended September 27, 2020 increased $87.3 million, or 1.7%, from cost of sales incurred by our U.S. segment during the nine months ended September 29, 2019. Cost of sales increased primarily because of the impact of increased sales volume and increased cost per pound sold, resulting in increases of $43.7 million, or 0.9 percentage points, and $43.5 million, or 0.8 percentage points, respectively. Included in increased cost per pound sold was an increase in live input costs of $53.8 million, which resulted from increased grower pay costs due to higher contract rates. An increase in payroll costs, mainly due to increased pay rates, contributed $19.0 million to the increase in cost of sales. There were also increases in contract services costs, mainly due to outsourced processing labor, and increased benefit costs, mainly due to the COVID-19 pandemic, contributing $15.2 million and $11.0 million, respectively. These increases in cost of sales were partially offset by a $20.4 million decrease in derivative losses compared to the nine months ended September 29, 2019. Other factors affecting cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the nine months ended September 27, 2020 increased $803.8 million, or 55.3%, from cost of sales incurred by our U.K. and Europe segment during the nine months ended September 29, 2019, primarily because of costs incurred by the acquired PPL operations, partially offset by a decrease in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales incurred by the acquired PPL operations contributed $959.0 million, or 66.0 percentage points, to the increase in cost of sales. Cost of sales related to the existing U.K. and Europe operations decreased $155.2 million, or 10.7 percentage points, primarily from a decrease in sales volume, a decrease in cost per pound sold and the favorable impact of foreign currency translation contributing $81.6 million, $70.2 million and $3.4 million, respectively. Included in the decrease in cost per pound in our existing U.K. and Europe operations was a $9.9 million decrease in freight costs resulting from decreased sales and increased efficiency in third party warehouse management. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the nine months ended September 27, 2020 decreased $4.1 million, or 0.5%, from cost of sales incurred by our Mexico segment during the nine months ended September 29, 2019. This decrease in cost of sales was primarily because of the favorable impact of foreign currency remeasurement of $118.4 million, or 13.2 percentage points. Partially offsetting the favorable impact of foreign currency remeasurement was an increase in cost per pound sold and sales volume of $111.7 million, or 12.4 percentage points, and $2.6 million, or 0.3 percentage points, respectively. Included in the increased cost per pound sold was a $17.3 million increase in payroll costs resulting from increased direct labor costs, a $15.4 million increase in contracted grower pay due to higher rates, a $6.1 million increase in utilities due to higher natural gas rates and a $5.9 million increase in warehouse costs. Other factors affecting cost of sales were individually immaterial.
    Operating income. Operating income decreased by $398.8 million, or 65.9%, from $604.8 million generated in the nine months ended September 29, 2019 to $206.0 million generated in the nine months ended September 27, 2020. The following tables provide information regarding operating income and SG&A expense:

Components of operating income	Nine Months Ended September 27, 2020	Change from Nine Months Ended September 29, 2019		Percent of Net Sales
				Nine Months Ended
		Amount	Percent	September 27, 2020	September 29, 2019
	(In thousands, except percent data)
Gross profit	$610,800	$(258,199)	(29.7)%	6.8%	10.4%
SG&A expense	404,837	140,524	53.2%	4.5%	3.2%
Administrative restructuring activity	—	90	(100.0)%	—%	—%
Operating income	$205,963	$(398,813)	(65.9)%	2.3%	7.2%

Sources of operating income	Nine Months Ended September 27, 2020	Change from Nine Months Ended September 29, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$126,951	$(300,017)	(70.3)%
U.K. and Europe	76,324	14,091	22.6%
Mexico	2,229	(113,274)	(98.1)%
Eliminations	459	387	537.5%
Total operating income	$205,963	$(398,813)	(65.9)%

Sources of SG&A expense	Nine Months Ended September 27, 2020	Change from Nine Months Ended September 29, 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$282,306	$100,261	55.1%
U.K. and Europe	92,782	38,873	72.1%
Mexico	29,749	1,390	4.9%
Total SG&A expense	$404,837	$140,524	53.2%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the nine months ended September 27, 2020 increased $100.3 million, or 55.1%, from SG&A expense incurred by our U.S. reportable segment during the nine months ended September 29, 2019. This increase in SG&A expense incurred resulted primarily from the $110.5 million DOJ antitrust fine, a $14.5 million increase in donations expense resulting primarily from the Hometown Strong initiative and a $10.3 million increase in professional fees due to increased legal fees. These increases in SG&A expense were partially offset by a $13.5 million decrease in benefit expenses resulting from lower incentive compensation, a $7.0 million decrease in marketing costs mainly due to reduced internet media expenses, a $6.0 million decrease in payroll costs resulting from reduced stock-based compensation expenses and a $3.9 million decrease in travel and entertainment expenses due to less travel during the COVID-19 pandemic. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the nine months ended September 27, 2020 increased $38.9 million, or 72.1%, from SG&A expense incurred by our U.K. and Europe segment during the nine months ended September 29, 2019. SG&A expenses by our U.K. and Europe reportable segment increased primarily due to expenses incurred by the acquired PPL operations and our existing U.K. and Europe operations by $36.4 million and $1.7 million, respectively. Factors affecting SG&A expense in our existing U.K. and Europe operations were individually immaterial

Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the nine months ended September 27, 2020 increased approximately $1.4 million, or 4.9%, from SG&A expense incurred by our Mexico segment during the nine months ended September 29, 2019, mainly from an increase in employee relations expenses of $1.6 million. Other factors affecting our Mexico segment's SG&A expense were individually immaterial.
    Net interest expense. Net interest expense increased to $91.0 million recognized in the nine months ended September 27, 2020 from $87.7 million recognized in the nine months ended September 29, 2019. Average borrowings increased by $242.0 million from $2.3 billion during the nine months ended September 29, 2019 to $2.6 billion during the nine months ended September 27, 2020. As a percent of net sales, interest expense in the nine months ended September 27, 2020 and September 29, 2019 was 1.1% and 1.2%, respectively.
    Income taxes. Income tax expense decreased to $57.9 million, a 37.9% effective tax rate, for the nine months ended September 27, 2020 compared to income tax expense of $142.3 million, a 28.1% effective tax rate, for the nine months ended September 29, 2019. The decrease in income tax expense resulted primarily from a decrease in pre-tax income and the effects of foreign currency fluctuation, partially offset by the recognition of the non-deductible DOJ antitrust fine of $110.5 million, refer to “Note 20. Commitments and Contingencies” for more information. In addition, we recognized deferred tax expense of $10.6 million related to the repeal of the previously enacted reduction of the U.K corporate tax rate to 17.0%. Therefore, the current corporate tax rate is maintained at 19.0%.
Liquidity and Capital Resources
    The following table presents our available sources of liquidity as of September 27, 2020:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$768.0
Borrowing arrangements:
U.S. Credit Facility(a)	750.0	350.0	359.6
Mexico Credit Facility(b)	67.2	—	67.2
U.K. and Europe Credit Facilities(c)	139.1	—	139.1
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at September 27, 2020 totaled $40.4 million.
(b)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $67.2 million ($1.5 billion Mexican pesos).
(c)The U.S. dollar-equivalent of the facility amounts under the U.K. and Europe Credit Facilities are $127.5 million (£100.0 million) and $11.6 million (€10.0 million).
    We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds

Cash Flows from Operating Activities	Nine Months Ended
	September 27, 2020	September 29, 2019
	(In millions)
Net income	$94.7	$364.3
Net noncash expenses	285.0	215.6
Changes in operating assets and liabilities:
Trade accounts and other receivables	44.6	(46.6)
Inventories	41.3	(108.1)
Prepaid expenses and other current assets	(29.3)	3.5
Accounts payable, accrued expenses and other current liabilities	93.1	67.3
Income taxes	(30.9)	40.5
Long-term pension and other postretirement obligations	(0.8)	(1.5)
Other operating assets and liabilities	10.6	0.5
Cash provided by operating activities	$508.3	$535.5
Net Noncash Expenses

Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $285.0 million for the nine months ended September 27, 2020. Net noncash expense items included depreciation and amortization of $248.6 million, deferred income tax expense of $37.7 million, an adjustment to a previously recognized gain on a bargain purchase of $3.7 million, loan cost amortization of $3.6 million, accretion of discounts related to Senior Notes and a loss in equity-method investments and of $0.7 million and $0.3 million, respectively. These expense items were partially offset by gains on property disposals, stock-based compensation and amortization of premiums related to Senior Notes of $8.0 million, $1.3 million and $0.5 million, respectively.
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $215.6 million for the nine months ended September 29, 2019. Net noncash expense items included depreciation and amortization of $210.4 million, share based compensation of $7.3 million, loan cost amortization of $3.6 million, deferred income tax expense of $2.4 million, foreign currency transaction loss related to borrowing arrangements of $1.3 million and accretion of discount related to Senior Notes of $0.7 million. These expense items were partially offset by a gain on property disposals of $9.5 million and amortization of premium related to Senior Notes of $0.5 million.
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $44.6 million source of cash related to operating activities for the nine months ended September 27, 2020. The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $46.6 million use of cash related to operating activities for the nine months ended September 29, 2019. These changes are primarily due to customer payment timing.
    The change in inventories represented a $41.3 million source of cash related to operating activities for the nine months ended September 27, 2020. This change resulted primarily from a decrease in our semi-processed and work-in-process inventories. The change in inventories represented a $108.1 million use of cash related to operating activities for the nine months ended September 29, 2019. This change resulted primarily from an increase in our finished products inventory.
    The change in prepaid expenses and other current assets represented a $29.3 million use of cash related to operating activities for the nine months ended September 27, 2020. This change resulted primarily from an increase in prepaid inventory in our Mexico reporting segment. The change in prepaid expenses and other current assets represented a $3.5 million source of cash related to operating activities for the nine months ended September 29, 2019. This change resulted primarily from a net decrease in value-added tax receivables.
    The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $93.1 million source of cash related to operating activities for the nine months ended September 27, 2020. This change resulted primarily from the timing of receipt of invoicing and payments as well as the accrual of the $110.5 million DOJ antitrust fine. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $67.3 million source of cash related to operating activities for the nine months ended September 29, 2019. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $30.9 million use of cash related to operating activities for the nine months ended September 27, 2020. This change resulted primarily from the timing of estimated tax payments. The change in income taxes represented a $40.5 million source of cash related to operating activities for the nine months ended September 29, 2019. This change resulted primarily from the timing of estimated tax payments.

Cash Flows from Investing Activities	Nine Months Ended
	September 27, 2020	September 29, 2019
	(In millions)
Acquisitions of property, plant and equipment	$(242.6)	$(258.7)
Proceeds from property disposals	21.7	15.1
Business acquisition	(4.2)	—
Cash used in investing activities	$(225.1)	$(243.6)
    Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the nine months ended September 27, 2020 and September 29, 2019.

Cash Flows from Financing Activities	Nine Months Ended
	September 27, 2020	September 29, 2019
	(In millions)
Proceeds from revolving line of credit and long-term borrowings	$386.7	$99.6
Purchase of common stock under share repurchase program	(107.8)	(2.9)
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(56.8)	(123.3)
Payment of capitalized loan costs	—	(0.6)
Distributions from Tax Sharing Agreement with JBS USA Food Company Holdings	—	(0.5)
Cash provided by (used in) financing activities	$222.1	$(27.7)
Proceeds from revolving line of credit and long-term borrowings is mainly due to borrowings on our revolving loan commitment under the U.S. Credit Facility. Payments on debt obligations primarily represent payments under the Mexico Credit Facility and the U.S. Credit Facility. Shares repurchased under the share repurchase program during the nine months ended September 27, 2020 totaled 6.1 million. For further information relating to the share repurchase program, refer to “Note 14. Stockholders' Equity.”
Debt
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and other term loan agreements. For a description, refer to “Note 13. Debt.”
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility.
Contractual Obligations
    Contractual obligations at September 27, 2020 were as follows:

Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,656,314	$25,052	$781,262	$1,000,000	$850,000
Interest(c)	664,162	118,666	234,527	186,125	124,844
Finance leases	1,970	513	988	469	—
Operating leases	321,293	78,963	120,264	71,621	50,445
Derivative liabilities	7,175	7,175	—	—	—
DOJ antitrust fine	110,524	110,524	—	—	—
Purchase obligations(d)	219,074	216,820	2,254	—	—
Total	$3,980,512	$557,713	$1,139,295	$1,258,215	$1,025,289
(a)The total amount of unrecognized tax benefits at September 27, 2020 was $12.8 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.
(b)Long-term debt is presented at face value and excludes $40.4 million in letters of credit outstanding related to normal business transactions.
(c)Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of September 27, 2020.
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
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the fiscal year ended December 29, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2020 (the “2019 Annual Report”).

Reconciliation of Adjusted Net Income
Adjusted net income attributable to Pilgrim's is calculated by adding to Net income attributable to Pilgrim's certain items of expense and deducting from Net income attributable to Pilgrim's certain items of income. Management believes that presentation of Adjusted net income attributable to Pilgrim's provides useful supplemental information about our operating performance and enables comparison of our performance between periods because certain costs shown below are not indicative of our current operating performance. A reconciliation of Net income attributable to Pilgrim's to Adjusted net income attributable to Pilgrim's is as follows:

PILGRIM'S PRIDE CORPORATION
Reconciliation of Adjusted Net Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Net income attributable to Pilgrim's	$33,446	$109,765	$94,678	$363,844
Adjustments:
Acquisition charges and restructuring activity	—	43	134	(26)
DOJ agreement	110,524	—	110,524	—
Hometown Strong commitment	14,506	—	14,506	—
Foreign currency transaction losses (gains)	9,092	3,027	(3,768)	7,923
Net tax benefit of adjustments(a)	(5,916)	(747)	(9,158)	(1,923)
Adjusted net income attributable to Pilgrim's	$161,652	$112,088	$206,916	$369,818
(a)    Net tax benefit of adjustments represents the tax impact of all adjustments shown above with the exclusion of the DOJ antitrust fine as this item is non-deductible for tax purposes.

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
For this sensitivity analysis, market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of the periods presented. The impact of this fluctuation, if realized, could be mitigated by related commodity hedging activity. However, fluctuations greater than 10% could occur.

	Three Months Ended September 27, 2020
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed purchases(a)	$674,470	$67,447
Feed inventory(b)	120,074	12,007
(a)Based on our feed consumption, a 10% increase in the price of our feed purchases will increase cost of sales for the three months ended September 27, 2020.
(b)A 10% increase in ending feed ingredient prices will increase inventories as of September 27, 2020.

	September 27, 2020
	Amount	Impact of 10% Increase to the Fair Value of Commodity Derivative Assets
	(In thousands)
Commodity derivative assets(a)	$30,489	$3,049
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of September 27, 2020.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $48.9 million as of September 27, 2020.
Variable-rate debt. Our variable-rate debt instruments represent approximately 30.9% of our total debt as of September 27, 2020. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by an immaterial amount for the three months ended September 27, 2020.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of September 27, 2020. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Three Months Ended September 27, 2020
	Impact of 10% Deterioration in Exchange Rate(a)	Impact of 10% Appreciation in Exchange Rate(b)
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(14,849)	$18,149
Exchange rate of Mexican peso to the U.S. dollar:
As reported	22.34	22.34
Hypothetical 10% change	24.57	20.11
(a)Based on the net monetary asset position of our Mexican subsidiaries, a 10% weakening in the exchange rate of Mexican pesos to U.S. dollar will result in recognition of foreign currency remeasurement loss for the three months ended September 27, 2020.
(b)Based on the net monetary asset position of our Mexican subsidiaries, a 10% strengthening in the exchange rate of Mexican pesos to U.S. dollar will result in recognition of foreign currency remeasurement gain for the three months ended September 27, 2020.
U.K. and Europe Foreign Investments
We are exposed to foreign exchange-related variability of investments and earnings from our foreign investments in the U.K. and Europe. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in exchange rates used to convert U.S. dollars to British pound and to euro, and the effect of this change on our U.K. and Europe foreign investments:

	September 27, 2020
	Amount	Impact of 10% Deterioration in Exchange Rates	Impact of 10% Appreciation in Exchange Rates
	(In thousands)
Net assets(a)	$2,071,602	$(188,327)	$230,178
Foreign currency forward contracts(b):
British pound to U.S. dollar	(22,255)	2,473	(2,023)
Euro to U.S. dollar	(28,775)	3,197	(2,616)
(a)A 10% weakening in exchange rate, after consideration of our derivative and nonderivative financial instruments, would cause a decrease in the net assets of our U.K. and Europe foreign investments that are denominated in British pound as of September 27, 2020. A 10% strengthening in exchange rate, after consideration of our derivative and nonderivative financial instruments, would cause an increase in the net assets of our U.K. and Europe foreign investments that are denominated in British pound as of September 27, 2020.
(a)We had foreign currency forward contracts, which were designated and qualify as cash flow hedges, with an aggregate notional amount of $51.0 million, to hedge a portion of our investments in U.K. and Europe. On the basis of our sensitivity analysis, the weakening of the U.S. dollar against the British pound and U.S. dollar against the euro would result in positive changes in our cash flows on settlement for September 27, 2020 while the strengthening of the U.S. dollar against the British pound and U.S. dollar against the euro would result in negative changes in our cash flows on settlement for September 27, 2020. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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
Impact of Inflation

Due to low to moderate inflation in the U.S., the U.K. and Europe, and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation.
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
•Inability to consummate, or effectively integrate, any acquisition, including the acquisition of PPL (formerly Tulip), or to realize the associated anticipated cost savings and operating synergies;
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
    Under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 27, 2020. Consistent with guidance issued by the SEC for a recently acquired business, management is excluding the internal control over financial reporting of PPL, formerly known as Tulip, from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 27, 2020. Total assets and net sales of PPL, which the Company acquired on October 15, 2019, included in our Condensed Consolidated Financial Statements as of and for the nine months ended September 27, 2020 were $691.2 million and $999.1 million, respectively. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of September 27, 2020, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 27, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As mentioned above, the Company acquired PPL, on October 15, 2019. The Company is in the process of reviewing the internal control structure of PPL and, if necessary, will make appropriate changes as it integrates PPL into the Company's overall internal control over financial reporting process.

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
In re Broiler Chicken Antitrust Litigation
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois (the “Illinois Court”) against PPC and 13 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and October 14, 2020, 44 individual direct action complaints (Affiliated Foods, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:17-cv-08850; Sysco Corp. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00700; U.S. Foods Inc. v. Tyson Foods Inc., et al., Case No. 1:18-cv-00702; Action Meat Distributors, Inc., et al. v. Claxton Poultry Farms, Inc., et al., Case No. 1:18-cv-03471; Jetro Holdings, LLC v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04000; Associated Grocers of the South, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-4616; The Kroger Co., et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-04534; Ahold Delhaize USA, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-05351; Samuels as Trustee In Bankruptcy for Central Grocers, Inc. et al., v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05341; W. Lee Flowers & Company, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, Inc. et al., Case No. 1:18-cv-05345; BJ's Wholesale Club, Inc. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-05877; United Supermarkets LLC, et al. v. Tyson Foods Inc., et al., Case No. 1:18-cv-06693; Associated Wholesale Grocers, Inc. v. Koch Foods, Inc., et al., Case No. 1:18-cv-06316 (transferred from the U.S. District Court for the District of Kansas on September 17, 2018, following Defendants’ successful motion to transfer); Shamrock Foods Company, et al. v. Tyson Foods, Inc., et al., Case No. 1:18-cv-7284; Winn-Dixie Stores, Inc., et al. v. Koch Foods, Inc., et al., Case No. 1:18-cv-00245; Quirch Foods, LLC, f/k/a Quirch Foods Co. v. Koch Foods, Inc., et al., Case No. 1:18-cv-08511; Sherwood Food Distributors, L.L.C., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00354; Hooters of America, LLC v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00390; Darden Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-00530; Associated Grocers, Inc., et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-00638; Checkers Drive-In Restaurants, Inc. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-01283; Conagra Brands, Inc., et al. v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02190; Giant Eagle, Inc. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 1:19-cv-02758; Save Mart Supermarkets v. Tyson Foods, Inc., et al., Case No. 1:19-cv-02805; Walmart Inc., et al. v. Pilgrim’s Pride Corporation, et al., Case No. 1:19-cv-03915 (transferred from the U.S. District Court for the Western District of Arkansas on June 11, 2019, following Plaintiffs’ unopposed motion to transfer); Services Group of America, Inc. v. Tyson Food, Inc., et al., Case No. 1:19-cv-04194; Restaurants of America, Inc., et al. v. Tyson Foods, Inc., et al., No. 19-cv-04824; Anaheim Wings, d/b/a Hooters of Anaheim, et al. v. Tyson Foods, Inc., et al., No. 19- cv-05229; Amigos Meat Distributors, LP, et al. v. Tyson Foods, Inc., et al., No. 19-cv-05424; PJ Food Service, Inc. v. Tyson Foods, Inc., et al., No. 19-cv-6141; The Golub Corporation, et al. v. Norman W. Fries, Inc., d/b/a Claxton Poultry Farms, et al., Case No. 19-cv-06955; Commonwealth of Puerto Rico v. Koch Foods, Inc., et al., Case No. 3:19-cv-01605 (transferred from the U.S. District Court for the District of Puerto Rico); El Pollo Loco, Inc. v. Tyson Foods et al., Case No. 20-cv-01943; Independent Purchasing Cooperative, Inc. v. Koch Foods, Inc. et al., Case No. 20-cv-02013; Kraft Heinz Foods Company v. Amick Farms, LLC et al., Case No. 20-cv-02278; Boston Market Corporation v. Tyson Foods, Inc. et al., Case No. 20-cv-03450; Barbeque Integrated, Inc. v. Tyson Foods, Inc. et al., Case No. 20-cv-03454; FIC Restaurants, Inc., v. Tyson Foods, Inc. et al., Case No. 20-cv-03458; The Johnny Rockets Group, Inc., v. Tyson Foods, et al., Case No. 20-cv-03459; WZ Franchise Corp. v. Tyson Foods, Inc., et al., Case No. 20-cv-05204; Bob Evans Farms Inc. v. Tyson Foods, Inc., et al., Case No. 20-cv-05253; The Fresh Market, Inc. v. Tyson Foods, Inc., et al., Case No. 20-cv-05257; Wawa, Inc. v. Tyson Foods, Inc., et al., Case No. 20-cv-05259; and Brookshire Brothers, Inc., et al. v. Norman W. Fries, Inc., et al., Case No. 20-cv-06123) were filed with the Illinois Court by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints, with four complaints including additional allegations of fixing prices and rigging bids on small birds sold to quick service restaurants. On August 26, 2020, the Commonwealth of Puerto Rico, one of the plaintiffs, filed a notice dismissing its case. On September 22, 2020, the Illinois Court required direct action plaintiffs to file a consolidated complaint by October 23, 2020 and stayed bid-rigging claims until the resolution of plaintiffs’ supply reduction and other conspiracy claims are resolved. The Illinois Court has ordered the parties to coordinate scheduling of the direct action complaints with the class complaints with any necessary modifications to reflect time of filing. Discovery will be consolidated.
On June 21, 2019, the U.S. Department of Justice (the “DOJ”) filed a motion to intervene and stay discovery in the In re Broiler Chicken Antitrust Litigation for a period of six months. Following a hearing on June 27, 2019, on June 28, 2019, the Illinois Court granted the government’s motion to intervene, ordering a limited stay, which was subsequently reset, until March 31, 2020. The stay was lifted on March 31, 2020. See “DOJ Antitrust Matter” below for a discussion of developments related to the DOJ.
On August 28, 2020, the Illinois Court issued a revised scheduling order through trial, which contemplates class certification briefing and related expert reports proceeding from October 30, 2020 to May 6, 2021, the close of all merits fact discovery on June 11, 2021, and summary judgment briefing and related expert reports proceeding from July 2, 2021 to February 22, 2022. The Illinois Court has set a trial date of October 17, 2022.
On September 1, 2020, the Attorney General of New Mexico filed a complaint raising similar allegations as the class action and direct action complaints before the Illinois Court. The case is styled as State of New Mexico ex rel. Hector Balderas v. Koch Foods, et al., No. D-101-CV-2020-0891 and is pending before the First Judicial District Court in the County of Santa Fe. PPC has not been served with the complaint.
Other Claims and Proceedings
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado (the “Colorado Court”) against PPC and its named executive officers. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (2) its conduct constituted a violation of federal antitrust laws, (3) PPC’s revenues during the class period were the result of illegal conduct and (4) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive and seeks compensatory damages. On April 4, 2017, the Colorado Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Colorado Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Colorado Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Colorado Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. On June 8, 2020, the plaintiff filed a Second Amended Complaint against the same defendants, based in part on the Indictment (defined below). On July 31, 2020, defendants filed a motion to dismiss the Second Amended Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. Plaintiffs filed an opposition to the motion to dismiss on August 31, 2020, and defendants filed their reply on September 20, 2020. The Court's decision on the motion to dismiss is pending.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the U.S. District Court for the Eastern District of Oklahoma (the “Oklahoma Court”) alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017 for failure to state a claim under Rule 12(b)(6) of the Federal Rules of Civil Procedure. The Oklahoma Court granted only certain other defendants’ motions challenging jurisdiction. In addition, on March 12, 2018, the U.S. District Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) enjoined the Oklahoma Court plaintiffs from litigating the Grower Litigation complaint as pled against PPC because allegations in the consolidated complaint violate the confirmation order relating to PPC’s bankruptcy proceedings in 2008 and 2009. Specifically, the 2009 bankruptcy confirmation order bars any claims against PPC based on conduct occurring before December 28, 2009. On January 6, 2020, the Oklahoma Court denied defendants' motion to dismiss the consolidated amended complaint and lifted the stay on discovery. On February 21, 2020, the Oklahoma Court plaintiffs filed a Second Amended Complaint in light of the Bankruptcy Court’s injunction. On April 13, 2020, the Oklahoma Court entered a case management order setting a September 24, 2021 deadline for the close of fact discovery. In September 2020, similar class action complaints were filed in the Colorado Court and the U.S. District Court for the District of Kansas (the “Kansas Court”) alleging claims that mirror those before the Oklahoma Court. On October 6, 2020, the Oklahoma Court plaintiffs filed a motion with the U.S. Judicial Panel on Multidistrict Litigation (the “JPML”) seeking consolidation of the various cases, including any tag-along cases, and transfer of them to the Oklahoma Court. On October 8, 2020, another similar class action complaint was filed in the U.S. District Court for the Northern District of California. Defendants, on October 13, 2020, in the Kansas Court case and, on October 14, 2020, in the Colorado Court case, filed motions seeking dismissal of those complaints under the first-to-file rule. The motions before the JPML, Colorado Court, and Kansas Court are pending. Discovery in the Oklahoma Court case is ongoing.
On March 9, 2017, a stockholder derivative action, DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of PPC’s directors and its Chief Financial Officer, Fabio Sandri, in the Nineteenth Judicial District Court for the County of Weld in Colorado (the “Weld County Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. On April 17, 2017, a related stockholder derivative action, Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of PPC’s directors and its Chief Financial Officer in the Weld County Court. The Brima complaint contains largely the same allegations as the DiSalvio complaint. On May 4, 2017, the plaintiffs in both the DiSalvio and Brima litigations moved to (1) consolidate the two stockholder derivative cases, (2) stay the consolidated action until the resolution of the motion to dismiss in the Hogan putative securities class action, and (3) appoint co-lead counsel. The Weld County Court granted the motion on May 8, 2017, staying the proceedings pending resolution of the motion to dismiss in the Hogan litigation.
On January 24, 2018, a stockholder derivative action styled as Sciabacucchi v. JBS S.A. et al. was brought against all of PPC’s directors, JBS S.A., JBS USA Holdings and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of PPC’s acquisition of Moy Park. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. Both complaints sought compensatory damages. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. Also by stipulation, various defendants have been voluntarily dismissed from the case without prejudice. The remaining defendants are JBS S.A., JBS USA Holding, and directors Lovette, Nogueira de Souza, Tomazoni, and Molina. PPC also remains in the case as a nominal defendant. On March 15, 2019, the Chancery Court denied the non-PPC defendants’ motion to dismiss. As a result, the case proceeded to discovery, and trial was scheduled to commence in November 2020. On October 3, 2019, the parties entered into a stipulation agreeing to settle the dispute for (1) a cash payment to PPC by the non-PPC defendants of $42.5 million less any fees and expenses awarded to the plaintiffs’ counsel, as well as any applicable taxes (the “Settlement Amount”), and (2) corporate governance changes to be implemented by PPC. No portion of the Settlement Amount will be paid by PPC to the non-PPC defendants. The settlement was approved by the Chancery Court on January 28, 2020. On March 2, 2020, the Settlement Amount was transferred to PPC, and as a result, PPC recognized income, net of legal fees, of $34.6 million, which is included in Miscellaneous, net in the Condensed Consolidated Statement of Income for the nine months ended September 27, 2020.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (the “Maryland Court”) against PPC and a number of other chicken producers, as well as WMS (Webber, Meng, Sahl and Company) and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. The four cases are Jien v. Perdue Farms, Inc., Case No. 19-cv-2521; Earnest v. Perdue Farms, Inc. et al., Case No. 19-cv-02680; Robinson v. Tyson Foods, Inc. et al., Case No. 19-cv-02960; and Avila v. Perdue Farms, Inc., et al., Case No. 19-cv-03018. On November 12, 2019, the Maryland Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs informed the defendants and the Maryland Court that they would be amending their complaint, which they did on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint, but was extended to include more class members and turkey processors as well as chicken processors. The defendants filed motions to dismiss the consolidated amended complaint on March 2, 2020, with oppositions originally due on April 24, 2020 and replies on May 21, 2020. The Maryland Court has issued a series of Standing Orders related to the exigent circumstances created by COVID-19, which extended filing deadlines by 84 days, including the deadlines for the response briefings related to defendants' motions to dismiss. The Company filed its motion to dismiss, and on September 16, 2020, the Maryland Court granted the motion without prejudice. The Maryland Court did allow, however, the plaintiffs to amend their Complaint, which they are expected to do.

On July 6, 2020, United Food and Commercial Workers International Union Local 464A (“UFCW”), acting on behalf of itself and a putative class of persons who purchased shares of PPC stock between February 9, 2017 and June 3, 2020, filed a class action complaint in the Colorado Court against PPC, and Messrs. Lovette, Penn, and Sandri. The complaint alleges, among other things, that PPC’s public statements regarding its business and the drivers behind its financial results were false and misleading due to the defendants’ purported failure to disclose its participation in an antitrust conspiracy as alleged in the Broiler litigation and the Indictment (defined below). On September 4, 2020, UFCW and the New Mexico State Investment Council filed competing motions to be appointed lead plaintiff under the Private Litigation Securities Reform Act. A decision on the lead plaintiff motions is currently pending.
PPC believes it has strong defenses in the pending litigations described above and intends to contest them vigorously. PPC cannot predict the outcome of these pending litigations nor when they will be resolved. The consequences of the pending litigation matters are inherently uncertain, and adverse actions, judgments or settlements in some or all of these matters may result in materially adverse monetary damages, fines, penalties or injunctive relief against PPC. Any claims or litigation, even if fully indemnified or insured, could damage PPC’s reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
DOJ Antitrust Matter
On July 1, 2019, the DOJ issued a subpoena to PPC in connection with its investigation arising from the In re Broiler Chicken Antitrust Litigation. The Company has been cooperating with the DOJ investigation.
On June 3, 2020, PPC learned of an indictment by a Grand Jury in the Colorado Court against Jayson Penn, the chief executive officer and president of PPC at that time, in addition to two former employees of PPC and a former employee of a different company (the “Indictment”). The Indictment alleges that the defendants entered into and engaged in a conspiracy to suppress and eliminate competition by rigging bids and fixing prices and other price-related terms for broiler chicken products sold in the U.S., in violation of Section 1 of the Sherman Antitrust Act, 15 U.S.C. Section 1. On June 4, 2020, PPC learned that Mr. Penn pleaded not guilty to the charges. Effective June 15, 2020, Mr. Penn began a paid leave of absence from PPC. In connection with Mr. Penn’s leave of absence, PPC’s Board of Directors appointed the chief financial officer of PPC, Fabio Sandri, to serve in the additional role of PPC’s interim president and chief executive officer. On September 22, 2020, PPC's Board of Directors appointed Fabio Sandri as PPC's President and Chief Executive Officer, in addition to his role as Chief Financial Officer. Effective September 22, 2020, PPC disclosed that Mr. Penn was no longer with the Company. The Company has initiated a search process to identify a new Chief Financial Officer.
On October 13, 2020, the Company announced that it had entered into a plea agreement (the “Plea Agreement”) with the DOJ pursuant to which the Company agreed to (1) plead guilty to one count of conspiracy in restraint of competition involving sales of broiler chicken products in the U.S. in violation of the Sherman Antitrust Act, 15 U.S.C. § 1, and (2) pay a fine of $110,524,140. The Company recognized the fine as expense which is included in Selling, general and administrative expense in the Condensed Consolidated Statement of Income for the three and nine months ended September 27, 2020. Under the Plea Agreement, which is subject to the approval of the Colorado Court, the DOJ agreed not to bring further charges against the Company for any antitrust violation involving the sale of broiler chicken products in the U.S. occurring prior to the date of the Plea Agreement. The Company continues to cooperate with the DOJ in connection with the ongoing federal antitrust investigation into alleged price fixing and other anticompetitive conduct in the broiler chicken industry.
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
If COVID-19 continues to spread, we may be required to temporarily close one or more of our production facilities. As of October 28, 2020, all of our 60 production facilities are operating, although some facilities have reduced production levels and outputs due to increased health and safety measures and the decline in demand by restaurants and other foodservice businesses. There can be no assurance that the health and safety measures we have taken (which include adding temperature and symptom screening stations for employees prior to entering our facilities and increasing physical distancing of our employees) will eradicate the risks associated with working in a critical infrastructure industry, including but not limited to, infection of our employees or the temporary closure of a facility, which could, in turn, have a material adverse impact on our reputation, business, results of operations and financial condition.
We may experience decreased production and sales due to the changing demand for food products. COVID-19 and the implementation of restricted living have led to a shift in demand from restaurants to retail grocery stores, with consumers eating more at home due to stay-at-home orders. In our U.S. and Mexico businesses, demand for parts and whole-birds (typically bound for restaurants) and prepared foods (distributed, in part, to schools) has declined, while our U.K. and European business, which is more retail focused, has generally seen less of an impact. Although we have taken and continue to take steps to shift our production and meet this changing demand, we may be unable to effectively implement our plans to adjust our supply of products, which could materially adversely impact our business and results of operations.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of September 27, 2020, the Company had repurchased 6,105,444 shares under this program for an aggregate cost of $110.9 million and an average price of $18.1707 per share. Set forth below is information regarding our stock repurchases for the three months ended September 27, 2020.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
June 29, 2020 through July 26, 2020	1,467,987	$16.3515	5,720,767	$94,983,270
July 27, 2020 through August 30, 2020	82,750	15.4028	5,803,517	93,708,689
August 31, 2020 through September 27, 2020	301,927	15.3965	6,105,444	89,060,082
Total	1,852,664	$16.1535	6,105,444	$89,060,082
(a)    Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization.

ITEM 6.    EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

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

PILGRIM’S PRIDE CORPORATION

Date: October 28, 2020	/s/ Fabio Sandri
Fabio Sandri
President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer
(Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)