Form 10-K
period 2020-12-27
PILGRIMS PRIDE CORP
filed 2021-02-11
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by non-affiliates of the registrant as of June 28, 2020 was $824,401,315. The number of shares of the registrant’s Common Stock outstanding as of February 10, 2021 was 243512490 .
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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
Item 1. Business
Company Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken and pork products to retailers, distributors and foodservice operators. JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owns 80.26% of our outstanding common stock.
We market our balanced portfolio of fresh, prepared and value-added meat products to a diverse set of over 6,100 customers across the U.S., the U.K. and Europe, Mexico and in approximately 115 other countries. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors, such as Chick-fil-A® and retail customers, including grocery store chains and wholesale clubs, such as Kroger®, Costco®, Publix® and H-E-B® in the U.S., chain restaurants such as McDonald’s® and grocery store chains such as Tesco and Waitrose in the U.K. and Europe, and grocery store chains such as Wal-Mart® in Mexico.
As a vertically integrated company, we are able to control every phase of the production process, which helps us manage food safety and quality, control margins and improve customer service. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 5,100 growers, 39 feed mills, 48 hatcheries, 39 processing plants, 27 prepared foods cook plants, 25 distribution centers, ten rendering facilities and four pet food plants, we believe we are well-positioned to supply the growing demand for our products.
On October 15, 2019, the Company acquired 100% of the equity of Tulip Limited and its subsidiaries (together, “Tulip”) from Danish Crown AmbA for £311.3 million, or $393.3 million for cash. Tulip, which has subsequently changed its name to Pilgrim’s Pride Ltd. (“PPL”), is a leading, integrated prepared pork supplier headquartered in Warwick, U.K. This acquisition solidifies Pilgrim's as a leading European food company, creating one of the largest integrated prepared foods businesses in the U.K. The PPL operations are included in our U.K. and Europe reportable segment.
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
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year, for example, 2020, applies to our fiscal year and not the calendar year. Fiscal 2020 was a 52-week fiscal year.
Reportable Segments
We operate in three reportable segments: U.S., U.K. and Europe, and Mexico. We either produce or purchase for resale chicken and pork products through our operations in the U.S., the U.K. and continental Europe, and Mexico. We conduct separate operations in the U.S., the U.K., continental Europe, Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our U.S. operations. See “Note 19. Reportable Segments” of our Consolidated Financial Statements included in this annual report for additional information.
Products and Markets
Fresh Chicken and Pork Overview. Our fresh products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated, frozen whole chickens, breast fillets, mini breast fillets and prepackaged case-ready chicken, primary pork cuts, added value pork and pork ribs. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens, chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Additionally, we are an important player in the live market in Mexico. In 2020, our fresh chicken sales accounted for 85.7%, 46.9%, and 94.8% of our total U.S., U.K. and Europe, and Mexico chicken sales, respectively. In 2020, our fresh pork sales accounted for 56.8% of our total U.K. and Europe pork sales.
Prepared Chicken and Pork Overview. Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Our prepared pork includes processed sausages, bacon, slow cooked, smoked meat, gammon joints, ready-to-cook variety of meat products, pre-packed meats, sandwich and deli counter meats, pulled pork balls, meatballs and coated foods. In 2020, our prepared chicken products sales accounted for 10.0%, 40.8%, and 5.2% of our total U.S., U.K. and Europe, and Mexico chicken sales, respectively. In 2020, our prepared pork products sales accounted for 37.8% of our total U.K. and Europe pork sales.
Exported Chicken and Pork Overview. Exported chicken and pork products primarily consist of whole chickens and chicken parts sold either refrigerated for distributors in the U.S. or frozen for distribution to export markets and primary pork cuts, hog heads and trotters frozen for distribution to export markets. In 2020, our export chicken products sales accounted for 4.3% and 12.3% of our total U.S. and U.K. and Europe chicken sales, respectively. In 2020, our export pork products sales accounted for 5.5% of our total U.K. and Europe pork sales.
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
Net Sales for Primary Product Lines and Markets
The following table sets forth, for the periods beginning with 2018, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
U.S. chicken:
Fresh	$6,137,265	$6,214,954	$5,959,458
Prepared	714,563	842,365	773,983
Export	306,478	282,791	258,732
Total U.S. chicken	7,158,306	7,340,110	6,992,173
U.K. and Europe chicken:
Fresh	863,670	918,852	925,124
Prepared	751,196	817,292	865,864
Export	227,224	262,041	303,921
Total U.K. and Europe chicken	1,842,090	1,998,185	2,094,909
Mexico chicken:
Fresh	1,210,952	1,245,976	1,252,403
Prepared	66,572	95,733	76,860
Total Mexico chicken	1,277,524	1,341,709	1,329,263
Total chicken	10,277,920	10,680,004	10,416,345
U.K. and Europe pork:
Fresh	730,703	135,985	—
Prepared	486,290	134,426	—
Export	70,190	16,174	—
Total U.K. and Europe pork	1,287,183	286,585	—
Other products:
U.S.	337,711	296,606	433,488
U.K. and Europe	145,019	99,023	53,757
Mexico	44,068	47,001	34,194
Total other products	526,798	442,630	521,439
Total net sales	$12,091,901	$11,409,219	$10,937,784
Raw Materials
Grains. The Company utilizes various raw materials in its operations, including corn, soybean meal and wheat, along with various other ingredients from which the Company produces its own formulated feeds. In 2020, corn, soybean meal and wheat accounted for approximately 41.0%, 35.9% and 5.8% of our feed costs, respectively. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. We attempt to mitigate the impact of price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed-price contracts, broadening our product portfolio and expanding the variety of contracts within our book of business. To also manage this risk, we purchase derivative financial instruments. The Company has long standing relationships with its sources of grain and other feed ingredients and expects to have an adequate supply for its present needs.
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
Live pigs. The Company’s pork operations maintain a pig production base that makes up approximately 65% of the total number of pigs processed by the Company each year. Additionally, the Company’s pork operations procure live pigs for slaughter within a few days of purchase from numerous independent farmers throughout the U.K. Live pigs sourced from independent farmers make up approximately 35% of the total number of pigs processed by the Company each year. Although we generally expect adequate supply of live pigs in the U.K., there may be periods of imbalance in supply and demand.

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
Key Customers
Our two largest customers accounted for approximately 13.1% and 12.9% of our net sales in 2020 and 2019, respectively. No single customer accounted for ten percent or more of our net sales in either 2020 or 2019.
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
In the U.K., all Moy Park poultry farms which exceed a threshold size of 40,000 birds placed are required to carry out activities in compliance with their environmental permits and they must use Best Available Techniques in order to achieve a high level of environmental protection. PPL’s sites are independently audited and certified by the British Retail Consortium standard. Many of PPL’s sites are certified by additional and traceability schemes including Royal Society for the Prevention of Cruelty to Animals Assured, Soil Association, Organic Farmers and Growers and Assured Food Standards.

Human Capital Resources
As of December 27, 2020, we employed approximately 30,900 persons in the U.S., approximately 10,500 persons in Mexico and approximately 15,000 persons in the U.K. and Europe. Our success is largely dependent on the skills, experience and efforts of our employees. We rely on an adequate number of skilled employees to serve in critical production roles, such as processing workers and operations supervisors. In managing our business, we focus on a number of human capital measures or objectives, which are rooted in our core values and include the following items:
Health and Safety. A core tenet of our Company is the promotion of a healthy and safe working environment. Key examples of our focus and commitment include:
•We conduct safety audits of all facilities on an annual basis. These audits include auditing the physical state of the plant, policies, safety culture and our occupational health clinics.
•We engage with our team members through the use of safety committees and other safety initiatives to improve the overall safety of the workplace and advance a safety first culture.
•We seek to control ergonomic risks and prevent injuries by conducting focused annual ergonomic and physical hazard assessment at all facilities.
•Our efforts have resulted in year-over-year reductions in severe injuries, total recordable incident rate, lost time incident rate and days away restricted or transferred of 12%, 22%, 7% and 19%, respectively.
•As discussed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19,” we have implemented and continue to implement numerous health and safety policies and procedures focused on reducing the spread of novel coronavirus (“COVID-19”) and protecting our facility workers from risks of illness while maintaining our business continuity.
Diversity and Inclusion. We believe that promoting diversity and inclusion among our workforce helps to create a trusting and productive workplace. We encourage the management teams at each facility to hire from the local regions in which they are located. In addition:
•Our Equal Employment Opportunity Policy (“EEO Policy”) affirms our commitment to employ and support employees of all races, religions, colors, national origins, sexes, sexual orientations, gender identities and ages. Through the EEO Policy, we have been involved in diversity hiring initiatives and partnered with universities with an aim of recruiting from a diverse talent pool.
•We track our progress in our efforts to promote diversity and inclusion. For example, in 2019, women comprised 43%, 37% and 35% of our total workforce in the U.S., the U.K. and Europe, and Mexico, respectively, and 68% of our total workforce in the U.S. were minorities.
•Our management team members are expected to attend People First leadership training, which includes a model dedicated to training and awareness on diversity and inclusion.
•We provide workshops on diversity and inclusion for our employees and we engage in targeted recruitment at 20 of the nation’s largest historically black colleges and universities.
Retention and Career Development. We are committed to retaining talented employees at both production and management levels by offering competitive compensation and benefits, as well as leadership training and development opportunities.
•We strive to provide competitive pay to our team members and reward top performers. Our benefits offerings include a minimum paid time off and paid sick leave for salaried employees, life and disability insurance and Company-matching retirement plans.
•We have extensive leadership training programs, such as our Summit Program, designed to improve the skill set of our senior leadership, and our Supervisor Development Program, created to help identify and develop production workers into frontline supervisors. We have found that recognizing our employees’ efforts through training for continued advancement strengthens their performance and helps with our goals to achieve business results. Our employees completed over 390,000 training hours during 2019 and over 330,000 training hours during 2020 for our career development programs.
Community Support. We are focused on supporting the communities in which we operate and serve.

•Hometown Strong Initiative. During 2020, we launched our Hometown Strong initiative to help the communities in which we operate respond to the unexpected challenges on society, such as the COVID-19 pandemic. We believe the Hometown Strong initiative will provide consequential investment projects and help them prepare for unanticipated challenges and build for the future. For 2020, we committed to Hometown Strong donations of $20.0 million and during the year ended December 27, 2020 we recorded $15.0 million in incremental donations expense relating to this initiative.
•Tomorrow Fund. During 2019, we launched the Tomorrow Fund, a scholarship program designed to support the collegiate scholastic pursuits of our employees and their direct dependents. The Tomorrow Fund awards certain employees scholarships to an eligible university of their choice.
Employee Relations. We respect our team members’ rights of association, including by joining labor unions and collective bargaining. Approximately 35.2% of our workforce are covered by a collective bargaining agreement. For additional information, see “Item 1A. Risk Factors - Our performance depends on favorable labor relations with our employees and our compliance with labor laws. Any deterioration of those relations or increase in labor costs due to our compliance with labor laws could adversely affect our business.”
Available Information
The Company’s website is www.pilgrims.com. The Company makes available, free of charge, through its website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, directors and officers Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at http://ir.pilgrims.com. Information contained on the Company’s website is not included as part of, or incorporated by reference into, this annual report.
Information about our Executive Officers

Name	Age	Background and Experience	Dates
Fabio Sandri	49	President and Chief Executive Officer	September 2020 to Present
		Chief Financial Officer	June 2011 to Present
Fabio Sandri was named the Chief Executive Officer in September 2020 and has served as our Chief Financial Officer since June 2011. From April 2010 to June 2011, Mr. Sandri served as the Chief Financial Officer of Estacio Participações, the private post-secondary educational institution in Brazil. From November 2008 until April 2010, he was the Chief Financial Officer of Imbra SA, a provider of dental services based in Sao Paolo, Brazil. Commencing in 2005 through October 2008, he was employed by Braskem S.A., a New York Stock Exchange-listed petrochemical company headquartered in Camaçari, Brazil, first from 2005 to 2007 as its strategy director, then from 2007 until his departure as its corporate controller. He earned his Masters in Business Administration in 2001 from the Wharton School at the University of Pennsylvania and a degree in electrical engineering in 1993 from Escola Politécnica da Universidade de São Paulo.
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
Business and Operational Risk Factors
The COVID-19 pandemic and its impact on business and economic conditions have negatively affected, and could continue to negatively affect our business, results of operations, financial condition and the trading value of our securities.
The outbreak of COVID-19, which surfaced in Wuhan, China in December 2019, has since been declared a global pandemic. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties and other jurisdictions have imposed a number of measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations and extended closures of businesses. On April 28, 2020, an executive order designated meat and poultry processing plants as critical infrastructure.
The COVID-19 outbreak has had, and a continuing outbreak or future outbreaks are likely to have, numerous adverse effects on our business and operations. As of February 10, 2021, all of our 60 production facilities are operating, although some facilities have reduced production levels and outputs due to increased health and safety measures and the decline in demand by restaurants and other foodservice businesses. There can be no assurance that the health and safety measures we have taken (which include adding temperature and symptom screening stations for employees prior to entering our facilities and increasing physical distancing of our employees) will eradicate the risks associated with working in a critical infrastructure industry, including but not limited to, infection of our employees or the temporary closure of a facility, which could, in turn, have a material adverse impact on our reputation, business, results of operations and financial condition.
We have and may continue to experience decreased production and sales due to the changing demand for food products. COVID-19 and the implementation of restricted living have led to a shift in demand from restaurants to retail grocery stores, with consumers eating more at home due to stay-at-home orders. In our U.S. and Mexico businesses, demand for parts and whole-birds (typically bound for restaurants) and prepared foods (distributed, in part, to schools) has declined, while our U.K. and European business, which is more retail focused, has generally seen less of an impact. Although we have taken and continue to take steps to shift our production and meet this changing demand, we may be unable to effectively implement our plans to adjust our supply of products, which could materially adversely impact our business and results of operations.
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
The situation surrounding COVID-19 remains fluid and the full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future development in the countries where we operate, including the U.S., the U.K. and Mexico. Therefore, it is difficult to predict with certainty the full potential impact of the virus on the Company’s business, operations and financial condition.
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
Poultry and pork products may be subject to contamination by disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella, generic E.coli, Yersinia enterocolitica and Staphylococcus aureus. These pathogens are generally found in the environment and there is a risk that, as a result of food processing, they could be present in our processed poultry products. These pathogens can also be introduced as a result of improper handling at the further processing, foodservice or consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling once the product has been shipped. Illness and death may result if the pathogens are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on our business, reputation and prospects. The packaging, marketing and distribution of food products entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death.

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
Historically, we have targeted international markets to generate additional demand for our products. In particular, given the general preference for white chicken meat by U.S. and U.K. consumers, we have targeted international markets for the sale of dark chicken meat and parts, such as chicken paws, which are generally not consumed in the U.S. or U.K. We have also targeted international markets for excess primary pork cuts and parts, such as hog heads and trotters, which are generally not consumed in the U.K. As part of this initiative, we have created a significant international distribution network into several markets in Mexico, the Middle East and Asia. Our success in these markets may be, and our success in recent periods has been, adversely affected by disruptions in export markets. A significant risk is disruption due to import restrictions and tariffs, other trade protection measures, and import or export licensing requirements regarding food products imposed by foreign countries. Significant political or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the presidential administration in the United States, are difficult to predict and may have a material adverse effect on us. For example, the implementation of new tariff schemes by various governments, such as those implemented by the United States and China in recent years, could increase the costs of our operations and ultimately increase the cost of products sold from one country into another country. In addition, disruptions may be caused by outbreaks of diseases, either in our flocks and herds or elsewhere in the world, and resulting changes in consumer preferences. One or more of these or other disruptions in the international markets and distribution channels could adversely affect our business.
Competition in the chicken and pork industries with other vertically integrated chicken or pork companies may make us unable to compete successfully in this industry, which could adversely affect our business.
Both the chicken and pork industries are highly competitive. In the U.S., Mexico, the U.K. and continental Europe, we primarily compete with other vertically integrated chicken and pork companies. In general, the competitive factors in these industries include price, product quality, product development, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, competition is based on product quality, brand awareness, customer service and price. Further, there is some competition with non-vertically integrated further processors in the prepared chicken business. In the Mexico retail and foodservice markets, where product differentiation has traditionally been limited, product quality and price have been the most critical competitive factors. In the U.K. and continental Europe retail and food service markets, key competitive factors include price, delivering consistent levels of the highest quality, service level and delivering strong innovation. The fresh U.K. and continental Europe market is almost exclusively retailer private label. The U.K. fresh market is almost exclusively sourced from within the U.K., making vertical integration a prerequisite for operating in that market. The U.K. prepared foods market is less exclusively sourced from within the U.K. so vertical integration is less of a consideration and competition is opened up to other processors, some of whom produce or source from abroad. Our success depends in part on our ability to manage costs and be efficient in the highly competitive poultry and pork industries, and our failure to manage costs and be efficient could materially and adversely affect our business, financial condition and results of operations.
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
For example, between September 2, 2016 and October 13, 2016, a series of purported class action lawsuits were brought against PPC and 19 other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers (“the Direct Purchaser Plaintiff Class”) and two on behalf of distinct groups of indirect purchasers. On January 11, 2021, PPC announced that it had entered into an agreement to settle all claims made by the putative Direct Purchaser Plaintiff Class, which is subject to court approval. Pursuant to this agreement, PPC agreed to pay the Direct Purchaser Plaintiff Class $75.0 million, which PPC recognized as an expense during the fourth quarter of fiscal 2020. In addition, on October 13, 2020, the Company announced that it had entered into a plea agreement with the U.S. Department of Justice (the “DOJ”) pursuant to which the Company agreed to (1) plead guilty to one count of conspiracy in restraint of competition involving sales of broiler chicken products in the U.S. in violation of the Sherman Antitrust Act, 15 U.S.C. § 1, and (2) pay a fine of $110,524,140. For additional information, see Part II, Item 8, Notes to Consolidated Financial Statements, “Note 20. Commitments and Contingencies” in this annual report. The consequences of the litigation matters PPC faces are inherently uncertain, and adverse actions, judgments or settlements in some or all of these matters has resulted and may in the future result in materially adverse monetary damages, fines, penalties, or injunctive relief against PPC. Any claims or litigation, even if fully indemnified or insured, could damage PPC’s reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
We may not be able to successfully integrate the operations of companies we acquire or benefit from growth opportunities.
We continue to pursue selective acquisitions of complementary businesses, such as PPL, which we acquired in 2019. Inherent in any future acquisitions are certain risks such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following such acquisitions. Additional debt or equity capital may be required to complete future acquisitions, and there can be no assurance that we will be able to raise the required capital. These opportunities may expose us to successor liability relating to actions involving any acquired entities, their respective management or contingent liabilities incurred prior to our involvement and will expose us to liabilities associated with ongoing operations, in particular to the extent we are unable to adequately and safely manage such acquired operations. A material liability associated with these types of opportunities, or our failure to successfully integrate any acquired entities into our business, could adversely affect our reputation and have a material adverse effect on us.
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
Our two largest customers accounted for approximately 13.1% of our net sales in 2020. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.
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
Legal and Regulatory Risk Factors
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
On January 31, 2020, the U.K. withdrew from the European Union, which is commonly referred to as Brexit. A transition period ended on December 31, 2020, during which the U.K. and European Union negotiated the terms of the U.K.’s relationship with the European Union going forward. Despite the implementation of the EU-U.K. Trade and Cooperation Agreement beginning on January 1, 2021, it is still unclear how Brexit will ultimately impact relationships within the U.K. and between the U.K. and other countries on many aspects of fiscal policy, cross-border trade and international relations. The effects of and the perceptions as to the impact from the withdrawal of the U.K. from the European Union has and may continue to adversely affect business activity and economic and market conditions in the U.K., Europe and globally, and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit could lead to additional political, legal and economic instability in the European Union. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business in the U.K., as well as our financial condition, results of operations and cash flows. It is also unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the EU will have and how such withdrawal will affect our customers and our operations in the U.K. and Europe. If the U.K. were to significantly alter its regulations affecting the food industry, we could face significant new costs. Any of the effects of Brexit could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. In addition, the U.K.’s withdrawal from the European Union will result in changes to the interactions that the Company has with regulators, as the U.K.’s domestic regulators will no longer participate in the EU’s regulatory enforcement structure. This may affect relationships that the Company has developed with its regulators to date.
Labor and Employment Risk Factors
Our performance depends on favorable labor relations with our employees and our compliance with labor laws. Any deterioration of those relations or increase in labor costs due to our compliance with labor laws could adversely affect our business.
As of December 27, 2020, we employed approximately 30,900 persons in the U.S., approximately 10,500 persons in Mexico and approximately 15,000 persons in the U.K. and Europe. Approximately 35.2% of our workforce are covered by a collective bargaining agreement. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2021 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
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
Stock Ownership and Financial Risk Factors
JBS USA beneficially owns a majority of our common stock and has the ability to control the vote on most matters brought before the holders of our common stock.
JBS USA beneficially owns a majority of the shares and voting power of our common stock and is entitled to appoint a majority of the members of our Board of Directors. As a result, subject to restrictions on its voting power and actions in a stockholders agreement between JBS USA and us and our organization documents, JBS USA has and will have the ability to control our management, policies and financing decisions, elect a majority of the members of our Board of Directors at the annual meeting and control the vote on most matters coming before the holders of our common stock. Under the stockholders agreement between JBS USA and us, JBS USA has the ability to elect up to seven members of our Board of Directors and the other holders of our common stock have the ability to elect up to two members of our Board of Directors.
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
On a consolidated basis, as of December 27, 2020, we had approximately $451.7 million in secured indebtedness, $1.8 billion of unsecured indebtedness and had the ability to borrow approximately $933.6 million under our credit agreements. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness. The degree to which we are leveraged could have important consequences because (1) it could affect our ability to satisfy our obligations under our credit agreements, (2) a substantial portion of our cash flow from operations is required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes, (3) our ability to obtain additional financing and to fund working capital, capital expenditures and other general corporate requirements in the future may be impaired; (4) we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage, (5) our flexibility in planning for, or reacting to, changes in our business may be limited, (6) it may limit our ability to pursue acquisitions and sell assets and (7) it may make us more vulnerable in the event of a continued or new downturn in our business or the economy in general.
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
The London Interbank Offered Rate (“LIBOR”), is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in our term loans such that the interest due to our creditors pursuant to a term loan extended to us is calculated using LIBOR. Some of our term loan agreements and revolving credit facilities contain a stated minimum value for LIBOR, and as of December 27, 2020, the Company had $450.0 million in outstanding indebtedness tied to LIBOR.
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

General Risk Factors
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
Item 1B. Unresolved Staff Comments
    None.

Item 2. Properties
Operating Facilities
    Our main operating facilities are as follows:

	Number of Facilities(a)
	Owned	Leased	Total	Capacity(b)	Unit of Measure	Average Capacity Utilization
Chicken Operations:
Fresh processing facilities	35	1	36	8.6 million	Birds per day	83.9%
Prepared foods facilities	13	2	15	32.5 million	Tons per year	68.1%
Hatcheries	47	1	48	3.2 billion	Eggs per year	76.2%
Other operation facilities(c)	51	3	54	17.1 million	Tons per year	64.4%
Grain elevator	1	—	1	8.6 million	Bushels per year	23.6%
Pork Operations:
Fresh processing facilities	3	—	3	9,900	Pigs per day	82.9%
Prepared foods facilities	12	—	12	246,144	Tons per year	70.4%
Distribution centers and other facilities	10	16	26	N/A		N/A
(a)Substantially all of our U.S. property, plant and equipment is used as collateral for our secured U.S. credit facility. See Part II, Item 8, Notes to Consolidated Financial Statements, “Note 13. Debt.”
(b)Capacity and utilization numbers do not include idled facilities.
(c)Other operation facilities includes feed mills, protein conversion and rendering facilities, pet food facilities and one freezer in the U.S.

Item 3. Legal Proceedings
The information required with respect to this item can be found in Part II, Item 8, Notes to Consolidated Financial Statements, “Note 20. Commitments and Contingencies” in this annual report and is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “PPC.”
Holders
The Company estimates that there were approximately 52,600 holders (including individual participants in security position listings) of the Company’s common stock as of February 10, 2021.
Dividends
The Company has no current intention to pay any dividends to its stockholders. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations and other factors deemed relevant by our Board of Directors in its discretion.
Both the U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. In addition, the terms of the Moy Park Multicurrency Revolving Facility Agreement restrict Moy Park’s ability and the ability of certain of Moy Park’s subsidiaries to, among other things, make payments and distributions to us, which could in turn impair our ability to pay dividends to our stockholders. See "Note 13. Debt” of our Consolidated Financial Statements included in this annual report for additional information.
Issuer Purchases of Equity Securities
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its share and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of December 27, 2020, the Company had repurchased 6,257,135 shares under this program for an aggregate cost of $113.4 million and an average price of $18.1195 per share. Set forth below is information regarding our stock repurchases for the three months ended December 27, 2020.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
September 28, 2020 through October 25, 2020	49,700	$15.62	6,155,144	$88,283,745
October 26, 2020 through November 29, 2020	101,991	16.27	6,257,135	86,624,088
November 30, 2020 through December 27, 2020	—	—	6,257,135	86,624,088
Total	151,691	$16.06	6,257,135	$86,624,088
(a)Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization, the parameters of which are described above. The plan was announced on October 31, 2018.
Performance Graph
The graph below shows a comparison from December 27, 2015 through December 27, 2020 of the cumulative 5-year total stockholder return of holders of the Company’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of three companies: Hormel Foods Corp, Sanderson Farms Inc. and Tyson Foods Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 27, 2015 and tracks it through December 27, 2020.

The graph covers the period from December 27, 2015 to December 27, 2020, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

	12/27/15	06/30/16	12/25/16	06/30/17	12/31/17	06/30/18	12/30/18	06/30/19	12/29/19	06/01/20	12/27/20
PPC	$100.00	$125.88	$93.96	$108.29	$153.44	$99.45	$77.02	$125.43	$162.88	$83.44	$95.59
Russell 2000	100.00	102.22	121.31	127.36	139.08	149.73	123.76	144.78	155.35	135.19	186.36
Peer Group	100.00	106.20	102.35	102.92	122.77	113.35	108.34	131.79	150.91	127.43	132.33

Item 6. Selected Financial Data

	2020	2019(c)	2018(c)	2017(c)	2016
Operating Results Data:	(In thousands, except ratios and per share data)
Net sales	$12,091,901	$11,409,219	$10,937,784	$10,767,863	$9,878,564
Gross profit	838,196	1,070,394	843,476	1,471,614	1,103,983
Operating income	245,463	690,568	495,686	1,072,322	792,082
Interest expense, net(a)	118,813	118,353	149,001	99,453	73,335
Gain on bargain purchase	3,746	(56,880)	—	—	—
Loss on early extinguishment of debt	—	—	16,758	166	—
Income before income taxes	161,825	617,545	332,227	982,066	724,036
Income tax expense	66,755	161,009	85,423	263,899	243,919
Net income	95,070	456,536	246,804	718,167	480,117
Net income (loss) attributable to noncontrolling interest	313	612	(1,141)	102	(803)
Net income attributable to Pilgrim’s Pride Corporation	94,757	455,924	247,945	694,579	440,532
Per Common Diluted Share Data:
Net income attributable to Pilgrim’s Pride Corporation	$0.39	$1.83	$1.00	$2.79	$1.73
Adjusted net income attributable to Pilgrim’s Pride Corporation(b)	1.02	1.62	1.28	2.89	1.75
Book value	10.52	10.11	8.06	7.45	8.21
Balance Sheet Summary:
Working capital	$965,131	$950,081	$938,434	$1,063,765	$624,728
Total assets	7,474,497	7,102,364	5,931,202	6,248,652	5,021,942
Notes payable and current maturities of long-term debt	25,455	26,392	30,405	47,775	15,712
Long-term debt, less current maturities	2,255,546	2,276,029	2,295,190	2,635,617	1,396,124
Total stockholders’ equity	2,575,347	2,536,060	2,019,585	1,855.661	2,086,132
Cash Flow Summary:
Cash flows from operating activities	$724,247	$666,521	$491,650	$801,321	$795,362
Depreciation and amortization	337,104	287,230	274,088	271,824	226,384
Impairment of property, plant and equipment	—	—	3,504	5,156	790
Acquisitions of property, plant and equipment	(354,762)	(348,120)	(348,666)	(339,872)	(340,960)
Purchase of acquired business, net of cash acquired	(4,216)	(384,694)	—	(658,520)	—
Payment of cash dividends	—	—	—	—	(714,785)
Cash flows from financing activities	(136,708)	(34,526)	(384,246)	466,395	(828,219)
Other Data:
EBITDA(d)	$617,742	$1,023,128	$755,316	$1,353,343	$1,023,755
Adjusted EBITDA(d)	788,073	973,771	798,187	1,388,029	1,029,682
Key Indicators (as a percent of net sales):
Gross profit	6.9%	9.4%	7.7%	13.7%	11.2%
Selling, general and administrative expenses	4.9%	3.3%	3.1%	3.6%	3.1%
Operating income	2.0%	6.1%	4.5%	10.0%	8.0%
Interest expense, net	1.0%	1.0%	1.4%	0.9%	0.7%
Net income	0.8%	4.0%	2.3%	6.5%	4.5%
(a)Interest expense, net, consists of interest expense less interest income.
(b)Adjusted net income attributable to Pilgrim’s Pride Corporation is calculated by adding to net income attributable to Pilgrim’s certain items of expense and deducting from net income attributable to Pilgrim’s certain items of income, as shown in the reconciliation table below. Adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share is presented because it is used by us, and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We also believe that this non-U.S. GAAP financial measure, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of such charges on net income attributable to Pilgrim’s Pride Corporation per common diluted share. Adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share is not a measurement of financial performance under U.S. GAAP, has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under U.S. GAAP. Management believes that presentation of adjusted net income attributable to Pilgrim’s provides useful supplemental information about our operating performance and enables comparison of our performance between periods because certain costs shown below are not indicative of our current operating performance.
    A reconciliation of net income attributable to Pilgrim’s Pride Corporation per common diluted share to adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share is as follows:

	2020	2019	2018	2017	2016
	(In thousands except per share data)
Net income attributable to Pilgrim’s Pride Corporation	$94,757	$455,924	$247,945	$694,579	$440,532
Adjustments, net of tax:
Loss on early extinguishment of debt	—	—	16,758	166	—
Other nonrecurring losses	—	—	19,486	8,066	—
Foreign currency transaction losses (gains)	760	6,917	17,160	(2,659)	4,055
Restructuring activities and transaction costs related to acquisitions	257	1,218	5,085	29,381	1,069
DOJ agreement	110,524	—	—	—	—
Nonrecurring legal settlement	75,000	—	—	—	—
Hometown Strong commitment	15,000	—	—	—	—
Gain on bargain purchase	3,746	(56,880)	—	—	—
Shareholder litigation settlement	(34,643)
Net tax expense of adjustments	(14,976)	(2,122)	(15,039)	(9,402)	(1,773)
	250,425	405,057	291,395	720,131	443,883
U.S. Tax Cuts & Jobs Act transition tax	—	—	26,400	—	—
Adjusted net income attributable to Pilgrim’s Pride Corporation	250,425	405,057	317,795	720,131	443,883
Weighted average diluted shares of common stock outstanding	246,124	249,709	249,149	248,971	254,126
Adjusted net income attributable to Pilgrim’s Pride Corporation per common diluted share	$1.02	$1.62	$1.28	$2.89	$1.75

(c)Includes the material impact of new business acquisitions as follows:
•Fiscal 2019 includes approximately two and one-half months of operating results from the acquisition of PPL, acquired for cash of $391.5 million on October 15, 2019.
•Fiscal 2017 includes approximately three and one-half months of operating results from the acquisition of Moy Park, acquired for cash of $301.3 million and a note payable to the seller in the amount of £562.5 million on September 8, 2017. Fiscal 2018 and thereafter includes a full year of operating results.
•Fiscal 2017 includes approximately eleven and one-half months of operating results from the acquisition of GNP, acquired for a cash purchase price of $350 million on January 6, 2017. Fiscal 2018 and thereafter includes a full year of operating results.
(d)“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses (gains), (2) transaction costs from business acquisitions, (3) DOJ agreement, (4) nonrecurring legal settlement, (5) restructuring activities, (6) Hometown Strong initiative expenses, (7) gain on bargain purchase, (8) shareholder litigation settlement, (9) net income (loss) attributable to noncontrolling interests and (10) other nonrecurring losses. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
•They do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
•They do not reflect changes in, or cash requirements for, our working capital needs;
•They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;
•They are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;
•EBITDA does not reflect the impact of earnings or charges attributable to noncontrolling interests;
•They do not reflect the impact of earnings or charges resulting from matters we consider to not be indicative of our ongoing operations; and
•They do not reflect limitations on or costs related to transferring earnings from our subsidiaries to us.
In addition, other companies in our industry may calculate these measures differently than we do, limiting their usefulness as a comparative measure. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. You should compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA and Adjusted EBITDA only on a supplemental basis.

A reconciliation of net income to EBITDA and Adjusted EBITDA is as follows:

	2020	2019	2018	2017	2016
	(In thousands)
Net income	$95,070	$456,536	$246,804	$718,167	$480,117
Add:
Interest expense, net(a)	118,813	118,353	149,001	99,453	73,335
Income tax expense	66,755	161,009	85,423	263,899	243,919
Depreciation and amortization	337,104	287,230	274,088	271,824	226,384
EBITDA	617,742	1,023,128	755,316	1,353,343	1,023,755
Add:
Other nonrecurring losses(b)	—	—	19,485	8,066	—
Foreign currency transaction loss (gain)(c)	760	6,917	17,160	(2,659)	4,055
Transaction costs related to acquisitions(d)	134	1,302	320	19,606	—
DOJ agreement(e)	110,524	—	—	—	—
Nonrecurring legal settlement(f)	75,000	—	—	—	—
Restructuring activities loss (gain)(g)	123	(84)	4,765	9,775	1,069
Hometown Strong commitment(h)	15,000	—	—	—	—
Minus:
Gain on bargain purchase(i)	(3,746)	56,880	—	—	—
Shareholder litigation settlement(j)	34,643	—	—	—	—
Net income (loss) attributable to noncontrolling interest	313	612	(1,141)	102	(803)
Adjusted EBITDA	$788,073	$973,771	$798,187	$1,388,029	$1,029,682
(a)Interest expense, net, consists of interest expense less interest income.
(b)Other nonrecurring losses include expenses incurred for Hurricane Maria in Puerto Rico, Hurricane Michael in Florida and certain Moy Park severance charges.
(c)The Company measures the financial statements of its Mexico reportable segment as if the U.S. dollar were the functional currency. Accordingly, we remeasure assets and liabilities, other than nonmonetary assets, of the Mexico reportable segment at current exchange rates. We remeasure nonmonetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Currency exchange gains or losses resulting from these remeasurements, as well as, from our U.K. and Europe reportable segment are included in the line item Foreign currency transaction losses (gains) in the Consolidated Statements of Income.
(d)Transaction costs related to acquisitions includes those charges that are incurred in conjunction with business acquisitions. See Part II, Item 8, Notes to Consolidated Financial Statements, “Note 2. Business Acquisitions” for more information regarding recent business acquisitions.
(e)On October 13, 2020, Pilgrims announced that we have entered into a plea agreement (the “Plea Agreement”) with the DOJ. As a result of the Plea Agreement, we recognized a fine of $110,524,140.
(f)On January 11, 2021, we announced that we have entered an agreement to settle all claims made by the putative Direct Purchaser Plaintiff Class relating to broiler chicken antitrust litigation. As a result of the settlement, we recognized an expense of $75.0 million.
(g)Restructuring charges includes tangible asset impairment, severance, change-in-control compensation costs and losses incurred on both the sale of unneeded broiler eggs and flock depletion.
(h)The Hometown Strong initiative was developed to help communities in which we operate respond to unexpected challenges. For the year ended December 27, 2020, we recorded $15.0 million in incremental donations expense relating to this initiative.
(i)The gain on bargain purchase was recognized as a result of the PPL acquisition in October 2019. See Part II, Item 8, Notes to Consolidated Financial Statements, “Note 2. Business Acquisitions” for more information regarding this acquisition.
(j)Shareholder litigation settlement is income received as a result of a settlement in the first quarter of 2020. See Part II, Item 8, Notes to Consolidated Financial Statements, “Note 20. Commitments and Contingencies” for more information regarding this settlement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Overview
We are one of the largest chicken producers in the world, and as a vertically integrated company, we are able to control every phase of the production process, which helps us manage food safety and quality, control margins and improve customer service. This gives us the opportunity to continue to create growth and development opportunities, further increasing our position as a leading domestic and global protein company. With the acquisition of Pilgrim’s Pride Ltd. (“PPL”) and Moy Park in 2019 and 2017, respectively, we solidified ourselves as a leading European food company while diversifying our product mix with introduction into the pork market. With the acquisition of GNP in 2017, we further solidified ourselves as a leading poultry company within the U.S. See “Note 2. Business Acquisitions” of our Consolidated Financial Statements included in this annual report for additional information relating to these acquisitions.
We reported net income attributable to Pilgrim’s Pride Corporation of $94.8 million, or $0.39 per diluted common share, and profit before tax totaling $161.8 million, for 2020. These operating results included gross profit of $838.2 million and generated $724.2 million of cash from operations. We generated operating margins of 2.0% with operating margins of 0.9%, 3.1% and 5.5% in our U.S., U.K. and Europe, and Mexico reportable segments, respectively. During 2020, we generated EBITDA and Adjusted EBITDA of $617.7 million and $788.1 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included in “Item 6. Selected Financial Data” in this annual report.
As discussed in “Note 20. Commitments and Contingencies”, on October 13, 2020, we announced that we have entered into the Plea Agreement with the DOJ. As a result of the Plea Agreement, we recognized a fine of $110,524,140 as expense during the third quarter of fiscal 2020. On January 11, 2021, we announced that we have entered an agreement to settle all claims made by the putative Direct Purchaser Plaintiff Class in the In re Broiler Chicken Antitrust Litigation. As a result of the settlement, we recognized a fine of $75.0 million as expense during the fourth quarter of fiscal 2020. The Plea Agreement and Direct Purchaser Plaintiff Class settlement are included in Selling, general and administrative expense in the Consolidated Statements of Income for the year ended December 27, 2020. In addition, as discussed below under “Hometown Strong Initiative”, we launched an initiative during 2020 to support the communities in which we operate with unexpected challenges, such as the novel coronavirus (“COVID-19”) pandemic, and as a result, we recorded $15.0 million in incremental donation expense related to this initiative during the third quarter of fiscal 2020. Adjusted net income for the year ended December 27, 2020, which excludes the DOJ antitrust fine, the Direct Purchaser Plaintiff Class settlement, increase in donation expense and other items shown in the “Reconciliation of Adjusted Net Income”, was $250.4 million. See “Item 6. Selected Financial Data” section for a reconciliation of Net income attributable to Pilgrim's to Adjusted net income attributable to Pilgrim's.
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year applies to our fiscal year and not the calendar year. Fiscal 2019 and 2018 were 52-week accounting cycles.
Impact of COVID-19
The extensive impact of the pandemic caused by COVID-19 has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties and other jurisdictions have imposed various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations and extended closures of businesses. On April 28, 2020, an executive order designated meat and poultry processing plants as critical infrastructure.
As the global spread of the virus began to accelerate late in March of 2020, we began to experience adverse impacts to our business and financial results. The impact of the COVID-19 pandemic included disruptions in supply chain, an increase in both broiler and chick costs and an increase in payroll and benefits costs. During the second quarter of 2020, the impact of the COVID-19 pandemic on our financial results generally decreased because of increased demand for our products at retail grocery stores and quick service restaurants and our ability to meet this demand through our transitioned business operations, as further discussed below. We believe that we will continue to experience disruptions and other changes to our business due to the COVID-19 pandemic into 2021.
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
•Liquidity. Our liquidity position is strong and we have taken additional measures to increase liquidity to prepare for the challenging environment ahead. On March 20, 2020 and March 25, 2020, we elected to borrow $200.0 million and $150.0 million, respectively, under the U.S. Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. The draw-down proceeds borrowed on March 20, 2020 and March 25, 2020 were repaid during the fourth quarter of 2020.
•Foreign currency exchange rates and commodity prices. During the year ended December 27, 2020, we experienced increased volatility in foreign currency exchange rates and commodity prices, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19.
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
Raw Materials
Our profitability is materially affected by the commodity prices of feed ingredients and chicken. Our U.S. and Mexico reportable segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe reportable segment uses wheat, soybean meal and barley as the main ingredients for feed production.
During fiscal 2020, chicken prices in the market were volatile, beginning the fiscal year on the low end and then subsequently stabilizing and improving by the end of the fiscal year. In particular, during the first quarter of 2020, market prices for chicken trended near the bottom of the historical range while sustaining prices sufficiently higher than the cost of feed and ingredients to provide positive margins. During this time, the industry experienced increased production compared to the first quarter of 2019. The spread of COVID-19 and subsequent market reactions late into the first quarter of 2020 resulted in an unexpected shift in demand from foodservice to retail markets, triggering a shift in supply and demand, causing volatility in market prices. The industry adjusted through reductions of egg sets and chick placements, which continued to trend throughout the year ended December 27, 2020, resulting in reduced broiler production in the last half of 2020. Reduced broiler production coincided with robust retail demand, quickly recovering foodservice throughout the second half of 2020, which had significantly improved over the low point during the second quarter of 2020. As a result, chicken market prices stabilized moving into the third quarter, and even improved in the fourth quarter compared to the previous year.
While chicken prices have improved in the second half of 2020, prices in 2021 will depend on the recovery of the foodservice industry, influenced by factors such as the COVID-19 pandemic, government regulation, uncertainty surrounding the general economy and protein supply.
Hometown Strong Initiative
The Hometown Strong initiative was developed in order to help the communities in which we operate respond to the unexpected challenges on society, such as the COVID-19 pandemic. We believe the Hometown Strong initiative will provide consequential investment projects for a lasting impact on these communities and help them prepare for unanticipated challenges and build for the future. For 2020, we committed to Hometown Strong donations of $20.0 million and during the year ended December 27, 2020, we recorded $15.0 million in incremental donations expense relating to this initiative.
Potential Impact of Tariffs
We continue to monitor recent trade and tariff activity and its potential impact to exports and inputs costs across our reportable segments. Currently, we are experiencing impacts to domestic and export prices of chicken resulting from uncertainty in trade policies and increased tariffs. With the implementation of the EU-U.K Trade and Cooperation Agreement, there is uncertainty regarding the processing of imports and administration costs that will follow. This could lead to potential new tariffs and regulations from both the European Union and the U.K. We are unable to give any assurance as to the scope, duration, or impact of any changes in trade policies or tariffs, how successful any mitigation efforts will be, or the extent to which mitigation will be necessary, and accordingly, changes in trade policies and increased tariffs could have a material adverse effect on our business and results of operations.
Reportable Segments
We operate in three reportable segments: the U.S., the U.K. and Europe, and Mexico. We measure segment profit as operating income. Corporate expenses are allocated to Mexico and U.K. and Europe reportable segments based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For additional information, see “Note 19. Reportable Segments” of our Consolidated Financial Statements included in this annual report.
Results of Operations
2020 Compared to 2019
Net sales. Net sales for 2020 increased $682.7 million, or 6.0%, from $11.4 billion generated in 2019 to $12.1 billion generated in 2020. The following table provides additional information regarding net sales:

		Change from 2019
Sources of net sales	2020	Amount	Percent
	(In thousands, except percent data)
U.S.	$7,496,017	$(140,699)	(1.8)%
U.K. and Europe	3,274,292	890,499	37.4%
Mexico	1,321,592	(67,118)	(4.8)%
Total net sales	$12,091,901	$682,682	6.0%
U.S. Reportable Segment. U.S. net sales generated in 2020 decreased $140.7 million, or 1.8%, from U.S. net sales generated in 2019 primarily because of a decrease in net sales per pound, contributing $188.2 million, or 2.4 percentage points, to the decrease in net sales. This decrease in net sales per pound was partially offset by $47.5 million, or 0.6 percentage points, due to an increase in sales volume.
U.K. and Europe Reportable Segment. U.K. and Europe sales generated in 2020 increased $890.5 million, or 37.4%, from U.K. and Europe sales generated in 2019, primarily because of the recently acquired PPL operations, partially offset by a decrease in net sales by our existing U.K. and Europe operations. The impact of the acquired business contributed $1.1 billion, or 44.3 percentage points, to the increase in net sales. The decrease in our existing U.K. and Europe operations was driven by a decrease in sales volume and a decrease in net sales per pound, contributing $159.6 million, or 6.7 percentage points, and $14.5 million, or 0.6 percentage points, respectively, to the decrease in net sales. These decreases in sales volume and net sales per pound were partially offset by $8.0 million, or 0.4 percentage points, due to the favorable impact of foreign currency translation.
Mexico Reportable Segment. Mexico sales generated in 2020 decreased $67.1 million, or 4.8%, from Mexico sales generated in 2019 primarily because of the unfavorable impact of foreign currency remeasurement and a decrease in sales volume, partially offset by an increase in net sales per pound. The impact of the unfavorable impact of foreign currency remeasurement and decreased sales volume contributed $154.9 million, or 11.1 percentage points, and $22.1 million, or 1.6 percentage points, to the decrease in net sales. Partially offsetting these decreases in net sales by $109.9 million, or 7.9 percentage points, was an increase in net sales per pound.
Gross profit. Gross profit decreased by $232.2 million, or 21.7%, from $1.1 billion generated in 2019 to $838.2 million generated in 2020. The following tables provide gross profit information:

		Change from 2019		Percent of Net Sales
Components of gross profit	2020	Amount	Percent	2020	2019
	(In thousands, except percent data)
Net sales	$12,091,901	$682,682	6.0%	100.0%	100.0%
Cost of sales	11,253,705	914,880	8.8%	93.1%	90.6%
Gross profit	$838,196	$(232,198)	(21.7)%	6.9%	9.4%

Sources of gross profit	2020	Change from 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$500,465	$(233,014)	(31.8)%
U.K. and Europe	218,327	46,576	27.1%
Mexico	118,931	(46,137)	(28.0)%
Elimination	473	377	392.7%
Total gross profit	$838,196	$(232,198)	(21.7)%

Sources of cost of sales	2020	Change from 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$6,995,552	$92,315	1.3%
U.K. and Europe	3,055,965	843,923	38.2%
Mexico	1,202,661	(20,981)	(1.7)%
Elimination(a)	(473)	(377)	392.7%
Total cost of sales	$11,253,705	$914,880	8.8%
(a)Our Consolidated Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations in 2020 increased $92.3 million, or 1.3%, from cost of sales incurred by our U.S. operations in 2019. Cost of sales increased primarily because of increased cost per pound sold and increased poultry sales volume of $49.3 million, or 0.7 percentage points, and $43.0 million, or 0.6 percentage points, respectively. Included in the increase in cost per pound sold and increased sales volume was a $43.4 million increase in live input costs, a $34.6 million increase in benefits costs mainly due to the COVID-19 pandemic, an $18.0 million increase in depreciation costs, a $16.9 million increase in payroll costs due to higher pay rates, a $15.8 million increase in outside service costs from increased outside processing labor and a $15.6 million increase in insurance costs, mainly from higher workers’ compensation costs. Partially offsetting these increases in cost per pound sold and increased sales volume was a decrease in derivative expense of $59.9 million resulting from higher realized losses on commodity derivatives in 2019. Other factors affecting U.S. cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by the U.K. and Europe operations during 2020 increased $843.9 million, or 38.2%, from cost of sales incurred by the U.K. and Europe operations during 2019 primarily because of costs incurred by the acquired PPL operations, partially offset by decreases in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales incurred by the acquired PPL operations contributed $1.0 billion, or 45.9 percentage points, to the increase in cost of sales. Cost of sales related to the existing U.K. and Europe operations decreased $169.7 million, or 7.7 percentage points, due to a decrease in poultry sales volume and a decrease in cost per pound sold of $147.1 million and

$29.9 million, respectively. These decreases in cost of sales were partially offset by the $7.3 million unfavorable impact of foreign currency translation. The decrease in cost per pound sold is due to the adjusted product mix from foodservice to retail due to the COVID-19 pandemic. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by the Mexico operations during 2020 decreased $21.0 million, or 1.7%, from cost of sales incurred by the Mexico operations during 2019 primarily because of the favorable impact of foreign currency remeasurement and decreased poultry sales volume of $141.0 million, or 11.5 percentage points, and $19.4 million, or 1.6 percentage points, respectively. Partially offsetting these decreases in cost of sales was an increase of $139.4 million, or 11.4 percentage points in cost per pound sold. Included in the decreased poultry sales volume and increased cost per pound sold was a $73.7 million increase in poultry input costs due to increased grain and ingredient costs. Other factors affecting cost of sales were individually immaterial.
Operating income. Operating income decreased $445.1 million, or 64.5%, from $690.6 million generated for 2019 to $245.5 million generated for 2020. The following tables provide operating income information:

		Change from 2019		Percent of Net Sales
Components of operating income	2020	Amount	Percent	2020	2019
	(In thousands, except percent data)
Gross profit	$838,196	$(232,198)	(21.7)%	6.9%	9.4%
SG&A expenses	592,610	212,700	56.0%	4.9%	3.3%
Administrative restructuring activities	123	207	(246.4)%	—%	—%
Operating income	$245,463	$(445,105)	(64.5)%	2.0%	6.1%

		Change from 2019
Sources of operating income	2020	Amount	Percent
	(In thousands, except percent data)
U.S.	$69,377	$(417,898)	(85.8)%
U.K. and Europe	102,734	23,552	29.7%
Mexico	72,879	(51,136)	(41.2)%
Elimination	473	377	392.7%
Total operating income	$245,463	$(445,105)	(64.5)%

Sources of SG&A expenses	2020	Change from 2019
		Amount	Percent
	(In thousands, except percent data)
U.S.	$431,088	$184,800	75.0%
U.K. and Europe	115,470	22,901	24.7%
Mexico	46,052	4,999	12.2%
Total SG&A expense	$592,610	$212,700	56.0%
U.S. Reportable Segment. Selling, general and administrative (“SG&A”) expense incurred by the U.S. operations during 2020 increased $184.8 million, or 75.0%, from SG&A expense incurred by the U.S. operations during 2019 primarily from the $110.5 million DOJ agreement, the $75.0 million Direct Purchaser Plaintiff Class settlement, $15.0 million in incremental donations expense related to the Hometown Strong initiative and a $25.6 million increase in professional fees mainly due to increased legal representation services. These increases in SG&A expense were partially offset by a $20.0 million decrease in payroll and benefit costs due to decreased incentive and stock-based compensation. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by the U.K. and Europe operations during 2020 increased $22.9 million, or 24.7%, from SG&A expense incurred by the U.K. and Europe operations during 2019 primarily because of expenses incurred by the acquired PPL operations of $25.7 million, partially offset by a decrease in SG&A expense incurred from our existing U.K. and Europe operations of $2.8 million. The decrease in SG&A expense in our existing U.K. and Europe was mainly due to a $2.1 million decrease in travel and entertainment expense due to the COVID-19 pandemic and a $2.0 million decrease in legal and other professional fees expense. Other factors affecting SG&A expense were individually immaterial.

Mexico Reportable Segment. SG&A expense incurred by the Mexico operations during 2020 increased $5.0 million, or 12.2%, from SG&A expense incurred by the Mexico operations during 2019 primarily because of a $2.4 million increase in employee relations expenses and a $1.5 million increase in professional fees expense. Other factors affecting SG&A expense were individually immaterial.
Interest expense. Consolidated interest expense decreased 4.9% to $126.1 million in 2020 from $132.6 million in 2019, primarily because of a decrease in weighted average interest rates to 4.7% in 2020 from 5.3% in 2019. As a percent of net sales, interest expense in 2020 and 2019 was 1.0% and 1.2%, respectively.
Income taxes. Our consolidated income tax expense in 2020 was $66.8 million, compared to income tax expense of $161.0 million in 2019. The decrease in income tax expense in 2020 resulted from a decrease in pre-tax income during 2020.
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
U.K. and Europe Reportable Segment. U.K. and Europe sales generated in 2019 increased $235.1 million, or 10.9%, from U.K. and Europe sales generated in 2018, primarily because of the recently acquired PPL operations, partially offset by a decrease in net sales by our existing U.K. and Europe operations. The impact of the acquired business contributed $306.7 million, or 14.2 percentage points, to the increase in net sales. The decrease in our existing U.K. and Europe operations was mainly due to the unfavorable impact of foreign currency translation of $94.4 million, or 4.4 percentage points. The unfavorable impact of foreign currency translation was partially offset by an increase in sales volume and net sales per pound of $15.3 million, or 0.7 percentage points, and $7.6 million, or 0.4 percentage points, respectively.
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
(a)Our Consolidated Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
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
U.K. and Europe Reportable Segment. Cost of sales incurred by the U.K. and Europe operations during 2019 increased $234.2 million, or 11.8%, from cost of sales incurred by the U.K. and Europe operations during 2018 primarily because of costs incurred by the acquired PPL operations, partially offset by decreases in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales incurred by the acquired PPL operations contributed $297.5 million to the increase in cost of sales. Cost of sales related to the existing U.K. and Europe operations decreased due to the favorable impact of foreign currency translation of $87.1 million, partially offset by an increase in poultry sales volume of $14.1 million and an increase in cost per pound sold of $9.6 million. Included in the increase in sales volume and cost per pound was a $22.8 million increase in payroll cost due to national minimum wage increases, a $7.8 million increase in maintenance costs due to additional equipment and production lines and a $4.4 million increase in utilities as a result of increased rates. Partially offsetting these increases in cost of sales was a $12.7 million decrease in live costs mainly due to increased efficiencies. Other factors affecting cost of sales were individually immaterial.
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
U.K. and Europe Reportable Segment. SG&A expense incurred by the U.K. and Europe operations during 2019 increased $8.9 million, or 10.6%, from SG&A expense incurred by the U.K. and Europe operations during 2018 primarily because of expenses incurred by the acquired PPL operations, partially offset by a decrease in SG&A expense incurred from our existing U.K. and Europe operations. SG&A expense incurred by the acquired PPL operations contributed $13.1 million to the increase in SG&A expense. The decrease in SG&A expense in our existing U.K. and Europe was mainly due to favorable impact of foreign currency translation of $3.3 million. Other factors affecting SG&A expense were individually immaterial.
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
Interest expense. Consolidated interest expense decreased 18.5% to $132.6 million in 2019 from $162.8 million in 2018, primarily because of a decrease in average borrowings to $2.3 billion in 2019 from $2.5 billion in 2018. As a percent of net sales, interest expense in 2019 and 2018 was 1.2% and 1.5%, respectively.
Income taxes. Our consolidated income tax expense in 2019 was $161.0 million, compared to income tax expense of $85.4 million in 2018. The increase in income tax expense in 2019 resulted from an increase in pre-tax income during 2019.
Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. The following table presents our available sources of liquidity as of December 27, 2020:

Sources of Liquidity(a)	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$548.4
Borrowing arrangements:
U.S. Credit Facility(a)	750.0	39.7	710.3
Mexico Credit Facility(b)	75.5	—	75.5
U.K. and Europe Credit Facilities(c)	147.8	—	147.8
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at December 27, 2020 totaled $39.7 million.
(b)As of December 27, 2020, the U.S. dollar-equivalent of the amount available under the Mexican Credit Facility was $75.5 million ($1.5 billion Mexican pesos).
(c)As of December 27, 2020, the U.S. dollar-equivalent of the amount available under the U.K. and Europe Credit Facilities are $135.6 million (£100.0 million) and $12.2 million (€10.0 million).

	Year Ended
Cash Flows from Operating Activities	December 27, 2020	December 29, 2019
	(In millions)
Net income	$95.1	$456.5
Net noncash expenses	369.7	272.2
Changes in operating assets and liabilities:
Trade accounts and other receivables	29.1	(25.0)
Inventories	26.0	(111.8)
Prepaid expenses and other current assets	(50.3)	(15.5)
Accounts payable and accrued expenses	295.3	119.9
Income taxes	(39.4)	(26.4)
Long-term pension and other postretirement obligations	(7.9)	(9.2)
Other operating assets and liabilities	6.6	5.8
Cash provided by operating activities	$724.2	$666.5
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $369.7 million for the year ended December 27, 2020. Net noncash expense items included $337.1 million of depreciation and amortization, $37.3 million of deferred income tax expense, loan cost amortization of $4.8 million, and a $3.7 million negative adjustment to a previously recognized gain on bargain purchase from the PPL acquisition. Partially offsetting the net noncash expenses was a $13.8 million gain on property disposals. Other items affecting net noncash expenses were individually immaterial.
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $272.2 million for the year ended December 29, 2019. Net noncash expenses included depreciation and amortization of $287.2 million, $42.5 million of deferred income tax expense, stock-based compensation of $10.1 million and loan cost amortization of $4.8 million. Partially offsetting the net noncash expenses are a $56.9 million gain on bargain purchase from the PPL acquisition, a $10.9 million net gain on property disposals and foreign currency transaction gain related to borrowing arrangements of $5.0 million. Other items affecting net noncash expenses were individually immaterial.
Changes in Operating Assets and Liabilities
Accounts payable and accrued expenses, including accounts payable to related parties, represented a $295.3 million source of cash in 2020. This change resulted primarily from the accrual of the $110.5 million DOJ agreement, the accrual of the $75.0 million Direct Purchaser Plaintiff Class settlement and the timing of payments. Accounts payable and accrued expenses, including accounts payable to related parties, represented a $119.9 million source of cash in 2019. This change resulted primarily from the timing of payments.
The change in inventories represented a $26.0 million source of cash in 2020. The change in cash related to a decrease in our finished products inventory. The change in inventories represented a $111.7 million use of cash in 2019. The change in cash related to an increase in our finished products inventory.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $29.1 million source of cash in 2020. The change in cash is primarily due to the timing of customer payments and receipt of insurance claims. The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $25.0 million use of cash in 2019. The change is primarily due to the timing of customer payments.
The change in prepaid expenses and other current assets represented a $50.3 million use of cash in 2020. This change resulted primarily from a net increase in both commodity derivatives and value-added tax receivables. The change in prepaid expenses and other current assets represented a $15.5 million use of cash in 2019. The change resulted primarily from a net increase in both commodity derivatives and value-added tax receivables.
The change in income taxes, which includes income taxes receivables, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions and the tax components within accumulated other comprehensive loss, represented a $39.4 million use of cash in 2020. This change resulted primarily from the timing of estimated tax payments. The change in income taxes, which includes income taxes receivables, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions and the tax components within accumulated other comprehensive loss, represented a $26.4 million use of cash. This change resulted primarily from the timing of estimated tax payments.

	Year Ended
Cash Flows from Investing Activities	December 27, 2020	December 29, 2019
	(In millions)
Acquisitions of property, plant and equipment	$(354.8)	$(348.1)
Proceeds from property disposals	32.0	15.8
Purchase of acquired business, net of cash acquired	(4.2)	(384.8)
Cash used in investing activities	$(327.0)	$(717.1)
Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the years ended December 27, 2020 and December 29, 2019.

	Year Ended
Cash Flows from Financing Activities	December 27, 2020	December 29, 2019
	(In millions)
Payments on revolving line of credit and long-term borrowings	$(431.0)	$(289.9)
Proceeds from revolving line of credit and long-term borrowings	404.5	259.5
Purchase of common stock under share repurchase program	(110.2)	(2.9)
Payment of capitalized loan costs	—	(0.7)
Distribution of equity under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim's Pride Corporation	—	(0.5)
Cash used in financing activities	$(136.7)	$(34.5)

Proceeds from revolving line of credit and long-term borrowings and payments on revolving line of credit and long-term borrowings are mainly due to borrowings and payments on our U.S. Credit Facility and Mexico Credit Facility. Shares repurchased under the share repurchase program during the year ended December 27, 2020 totaled 6.3 million. For further information on the share repurchase program, refer to Part II, Item 8, Notes to Consolidated Financial Statements, “Note 14. Stockholders’ Equity.”
Long-Term Debt and Other Borrowing Arrangements
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and and other term loan agreements. For a description, refer to Part II, Item 8, Notes to Consolidated Financial Statements, “Note 13. Debt.”
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility.
Capital Expenditures
We anticipate spending between $375 million and $400 million on the acquisition of property, plant and equipment in 2021. Capital expenditures will primarily be incurred to improve efficiencies and reduce costs. We expect to fund these capital expenditures with cash flow from operations and proceeds from the revolving lines of credit under our various debt facilities.
Contractual Obligations
In addition to our debt commitments at December 27, 2020, we had other commitments and contractual obligations that require us to make specified payments in the future. The following table summarizes the total amounts due as of December 27, 2020 under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$2,300,038	$25,035	$425,003	$1,000,000	$850,000
Interest(c)	623,566	113,620	223,946	186,125	99,875
Finance leases	1,829	494	988	347	—
Operating leases	326,203	83,116	124,608	71,589	46,890
Derivative liabilities	7,599	7,599	—	—	—
Purchase obligations(d)	450,558	450,356	202	—	—
Total	$3,709,793	$680,220	$774,747	$1,258,061	$996,765
(a)The total amount of unrecognized tax benefits at December 27, 2020 was $13.3 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.
(b)Long-term debt is presented at face value and excludes $39.7 million in letters of credit outstanding related to normal business transactions.
(c)Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of December 27, 2020.
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
Recent Accounting Pronouncements
Refer to Part II, Item 8, Notes to Consolidated Financial Statements, “Note 1. General.”
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
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine if an indication of impairment exists for a reporting unit. If management determines there is an indication that the carrying amount of reporting unit goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of goodwill impairment in any of its reporting units as of December 27, 2020. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine if an indication of impairment exists. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, and quantitative analysis is performed. Management performed a qualitative analysis noting no indications of impairment for any of its indefinite-lived intangible assets as of December 27, 2020.
Identifiable intangible assets with definite lives, such as customer relationships, non-compete agreements and trade names that we expect to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from three to 20 years for non-compete agreements and trade names and three to 16 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the year ended December 27, 2020 and year ended December 29, 2019.
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
Income Taxes. We follow provisions under ASC No. 740-10-30-27 in the Expenses-Income Taxes topic with regard to members of a group that file a consolidated tax return but issue separate financial statements. We file our U.S. federal tax return and certain state unitary returns with JBS USA Holdings. Our income tax expense is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. For the unitary states, we have an obligation to make tax payments to JBS USA Holdings for our share of the unitary taxable income, which is included in taxes payable in our Consolidated Balance Sheets. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date. We recognize potential interest and penalties related to income tax positions as a part of the income tax provision.
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

	Year Ended December 27, 2020
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed purchases(a)	$2,989,963	$298,996
Feed inventory(b)	132,937	13,294
(a)Based on our feed consumption, a 10% increase in the price of our feed purchases will increase cost of sales for the year ended December 27, 2020.
(b)A 10% increase in ending feed ingredient prices will increase inventories as of December 27, 2020.

	December 27, 2020
	Amount	Impact of 10% Increase to the Fair Value of Commodity Derivative Assets
	(In thousands)
Commodity derivative assets(a)	$19,446	$1,945
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of December 27, 2020.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $47.7 million as of December 27, 2020.
Variable-rate debt. Our variable-rate debt instruments represent approximately 20.0% of our total debt as of December 27, 2020. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by an immaterial amount for the year ended December 27, 2020.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of December 27, 2020. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Year Ended December 27, 2020
	Impact of 10% Deterioration in Exchange Rate(a)	Impact of 10% Appreciation in Exchange Rate(b)
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(22,256)	$27,201
Exchange rate of Mexican pesos to the U.S. dollar:
As reported	19.86	19.86
Hypothetical 10% change	21.85	17.87
(a)Based on the net monetary asset position of our Mexican subsidiaries, a 10% weakening in the exchange rate of Mexican pesos to U.S. dollar will result in recognition of foreign currency remeasurement loss for the year ended December 27, 2020.
(b)Based on the net monetary asset position of our Mexican subsidiaries, a 10% strengthening in the exchange rate of Mexican pesos to U.S. dollar will result in recognition of foreign currency remeasurement gain for the year ended December 27, 2020.

U.K. and Europe Subsidiaries
We are exposed to foreign exchange-related variability of investments and earnings from our U.K. and Europe subsidiaries. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in exchange rates used to convert U.S. dollars to British pound and to euro, and the effect of this change on our U.K. and Europe subsidiaries.
Net assets. As of December 27, 2020, our U.K. and Europe subsidiaries that are denominated in British pound had net assets of $2.2 billion. A 10% weakening in U.S. dollar against the British pound exchange rate would cause a decrease in the net assets of our U.K. and Europe subsidiaries by $202.5 million. A 10% strengthening in U.S. dollar against the British pound exchange rate would cause an increase in the net assets of our U.K. and Europe subsidiaries by $247.5 million.
Cash flow hedging transactions. We periodically enter into foreign currency forward contracts, which are designated and qualify as cash flow hedges, to hedge foreign currency risk on a portion of sales generated and purchases made by our U.K. and Europe subsidiaries. A 10% weakening or strengthening of the U.S. dollar against the British pound and U.S. dollar against the euro would result in immaterial changes in the fair values of these derivative instruments. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Pilgrim's Pride Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries (the Company) as of December 27, 2020 and December 29, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 27, 2020 and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 27, 2020 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
ASU 2016-13
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for expected credit losses on financial instruments as of December 30, 2019 due to the adoption of ASU 2016-13, Financial Instruments-Credit Losses.
ASU 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 31, 2018 due to the adoption of ASU 2016-02, Leases.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
    Evaluation of cost of inventory

As discussed in Note 1 to the consolidated financial statements, certain types of inventory are recorded at the lower of cost or net realizable value. The Company had inventories of approximately $1.4 billion as of December 27, 2020. Certain inventory is recorded at standard cost, which is set by management to reflect the actual costs incurred. The production of inventory is a process with many steps. When transferred to the next stage in the production process, the transfer is often done at a standard cost, where additional costs may be incurred. As such, the cost of inventory at a particular step in the production process is often dependent on the costs recorded at a previous step in the production process.
We identified the evaluation of the cost of certain types of inventory as a critical audit matter. Due to the frequent movement of products, the many steps that a product takes through the production cycle, and the variety of costs incurred at certain steps, especially challenging auditor judgement was required to evaluate the amounts recorded as the costs are incurred and transferred throughout steps in the production process.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s inventory costing process, including controls over 1) actual costs incurred, 2) the monitoring of variances between actual costs incurred and standard costs, and 3) the accumulation and transfer of costs throughout steps in the production process. For a sample of transactions, we assessed the actual costs incurred and the transfer of costs throughout steps in the production process by obtaining evidence over the actual costs incurred and tracing the standard cost transferred to the prior step in the production process. For certain aggregate variances between actual costs incurred and standard costs, we assessed the reasonableness of standard cost by evaluating the nature and cause of the variance.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Denver, Colorado
February 10, 2021

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 27, 2020	December 29, 2019
	(In thousands, except share and par value data)
Cash and cash equivalents	$547,624	$260,568
Restricted cash and cash equivalents	782	20,009
Trade accounts and other receivables, less allowance for doubtful accounts	741,992	741,281
Accounts receivable from related parties	1,084	944
Inventories	1,358,793	1,383,535
Income taxes receivable	69,397	60,204
Prepaid expenses and other current assets	183,039	131,695
Total current assets	2,902,711	2,598,236
Deferred tax assets	5,471	4,426
Other long-lived assets	24,780	36,325
Operating lease assets, net	288,886	301,513
Identified intangible assets, net	589,913	596,053
Goodwill	1,005,245	973,750
Property, plant and equipment, net	2,657,491	2,592,061
Total assets	$7,474,497	$7,102,364

Accounts payable	$1,028,710	$993,780
Accounts payable to related parties	9,650	3,819
Revenue contract liability	65,918	41,770
Accrued expenses and other current liabilities	807,847	575,319
Income taxes payable	—	7,075
Current maturities of long-term debt	25,455	26,392
Total current liabilities	1,937,580	1,648,155
Noncurrent operating lease liability, less current maturities	217,432	235,382
Long-term debt, less current maturities	2,255,546	2,276,029
Noncurrent income taxes payable	—	7,731
Deferred tax liabilities	339,831	301,907
Other long-term liabilities	148,761	97,100
Total liabilities	4,899,150	4,566,304

Common stock, $.01 par value, 800,000,000 shares authorized; 261,184,998 and 261,119,064 shares issued at year-end 2020 and year-end 2019, respectively; 243,512,490 and 249,572,119 shares outstanding at year-end 2020 and year-end 2019, respectively	2,612	2,611
Treasury stock, at cost, 17,672,508 shares and 11,546,945 shares at year-end 2020 and year-end 2019, respectively	(345,134)	(234,892)
Additional paid-in capital	1,954,334	1,955,261
Retained earnings	972,569	877,812
Accumulated other comprehensive loss	(20,620)	(75,129)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,563,761	2,525,663
Noncontrolling interest	11,586	10,397
Total stockholders’ equity	2,575,347	2,536,060
Total liabilities and stockholders’ equity	$7,474,497	$7,102,364

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands, except per share data)
Net sales	$12,091,901	$11,409,219	$10,937,784
Cost of sales	11,253,705	10,338,825	10,094,308
Gross profit	838,196	1,070,394	843,476
Selling, general and administrative expense	592,610	379,910	343,025
Administrative restructuring activities	123	(84)	4,765
Operating income	245,463	690,568	495,686
Interest expense, net of capitalized interest	126,118	132,630	162,812
Interest income	(7,305)	(14,277)	(13,811)
Foreign currency transaction loss	760	6,917	17,160
Gain on bargain purchase	3,746	(56,880)	—
Miscellaneous, net	(39,681)	4,633	(2,702)
Income before income taxes	161,825	617,545	332,227
Income tax expense	66,755	161,009	85,423
Net income	95,070	456,536	246,804
Less: Net income (loss) attributable to noncontrolling interest	313	612	(1,141)
Net income attributable to Pilgrim’s Pride Corporation	$94,757	$455,924	$247,945

Weighted average shares of Pilgrim's Pride Corporation common stock outstanding:
Basic	245,944	249,401	248,945
Effect of dilutive common stock equivalents	180	308	204
Diluted	246,124	249,709	249,149

Net income attributable to Pilgrim's Pride Corporation per share of common stock outstanding:
Basic	$0.39	$1.83	$1.00
Diluted	$0.39	$1.83	$1.00
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	Year Ended December 27, 2020	Year Ended December 29, 2019	Year Ended December 30, 2018
	(In thousands)
Net income	$95,070	$456,536	$246,804
Other comprehensive income:
Foreign currency translation adjustment
Gains (losses) arising during the period	83,890	54,662	(99,475)
Income tax effect	—	—	1,624
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	3,719	(2,106)	817
Income tax effect	160	—	—
Reclassification to net earnings for losses (gains) realized	(2,664)	383	348
Available-for-sale securities
Gains arising during the period	73	510	1,146
Income tax effect	(18)	(124)	(279)
Reclassification to net earnings for gains realized	(73)	(619)	(1,118)
Income tax effect	18	151	272
Defined benefit plans
Losses realized during the period	(38,845)	(2,161)	(1,242)
Income tax effect	7,121	1,016	303
Reclassification to net earnings of losses realized	1,502	1,313	1,203
Income tax effect	(374)	(320)	(293)
Total other comprehensive income (loss), net of tax	54,509	52,705	(96,694)
Comprehensive income	149,579	509,241	150,110
Less: Comprehensive income (loss) attributable to noncontrolling interests	313	612	(1,141)
Comprehensive income attributable to Pilgrim's Pride Corporation	$149,266	$508,629	$151,251
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2017	260,168	$2,602	(11,416)	$(231,758)	$1,932,509	$173,943	$(31,140)	$9,505	$1,855,661
Comprehensive income:
Net income (loss)	—	—	—	—	—	247,945	—	(1,141)	246,804
Other comprehensive loss, net of tax benefit of $1,627	—	—	—	—	—	—	(96,694)	—	(96,694)
Capital distribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim's Pride Corporation (the "TSA")	—	—	—	—	(524)	—	—	—	(524)
Stock-based compensation plans:
Common stock issued under compensation plans	228	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	13,153	—	—	—	13,153
Common stock purchased under share repurchase program	—	—	(15)	(236)	—	—	—	—	(236)
Capital contribution to subsidiary by noncontrolling interest	—	—	—	—	—	—	—	1,421	1,421
Balance at December 30, 2018	260,396	2,604	(11,431)	$(231,994)	$1,945,136	$421,888	$(127,834)	$9,785	$2,019,585
Comprehensive income:
Net income	—	—	—	—	—	455,924	—	612	456,536
Other comprehensive income, net of tax benefit of $723	—	—	—	—	—	—	52,705	—	52,705
Stock-based compensation plans:
Common stock issued under compensation plans	723	7	—	—	(7)	—	—	—	—
Requisite service period recognition	—	—	—	—	10,132	—	—	—	10,132
Common stock purchased under share repurchase program	—	—	(116)	(2,898)	—	—	—	—	(2,898)
Balance at December 29, 2019	261,119	$2,611	(11,547)	$(234,892)	$1,955,261	$877,812	$(75,129)	$10,397	$2,536,060
Comprehensive income:
Net income	—	—	—	—	—	94,757	—	313	95,070
Other comprehensive income, net of tax benefit of $6,907	—	—	—	—	—	—	54,509	—	54,509
Capital distribution under TSA	—	—	—	—	(650)	—	—	—	(650)
Stock-based compensation plans:
Common stock issued under compensation plans	66	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	(276)	—	—	—	(276)
Common stock purchased under share repurchase program	—	—	(6,126)	(110,242)	—	—	—	—	(110,242)
Dissolution of subsidiary	—	—	—	—	—	—	—	876	876
Balance at December 27, 2020	261,185	$2,612	(17,673)	$(345,134)	$1,954,334	$972,569	$(20,620)	$11,586	$2,575,347
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
Cash flows from operating activities:
Net income	$95,070	$456,536	$246,804
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	337,104	287,230	274,088
Deferred income tax expense	37,337	42,478	32,540
Gain on property disposals	(13,766)	(10,896)	(1,889)
Loan cost amortization	4,848	4,821	5,569
Gain on bargain purchase	3,746	(56,880)	—
Accretion of bond discount	982	982	812
Amortization of bond premium	(668)	(668)	(668)
Loss (gain) on equity method investments	291	(63)	(63)
Stock-based compensation	(276)	10,132	13,153
Noncash loss on subsidiary dissolution	115	—	—
Foreign currency transaction losses (gains) related to borrowing arrangements	—	(4,970)	5,267
Loss on early extinguishment of debt recognized as a component of interest expense	—	—	15,818
Asset impairment	—	—	3,504
Changes in operating assets and liabilities:
Trade accounts and other receivables	29,154	(25,000)	(10,918)
Inventories	26,041	(111,748)	83,174
Prepaid expenses and other current assets	(50,347)	(15,490)	(11,612)
Accounts payable and accrued expenses	295,327	119,892	86,834
Income taxes	(39,436)	(26,378)	(248,470)
Long-term pension and other postretirement obligations	(7,883)	(9,221)	(6,751)
Other operating assets and liabilities	6,608	5,764	4,458
Cash provided by operating activities	724,247	666,521	491,650
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(354,762)	(348,120)	(348,666)
Proceeds from property disposals	31,976	15,753	9,775
Purchase of acquired business, net of cash acquired	(4,216)	(384,694)	—
Cash used in investing activities	(327,002)	(717,061)	(338,891)
Cash flows from financing activities:
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(430,988)	(289,917)	(1,117,009)
Proceeds from revolving line of credit and long-term borrowings	404,522	259,466	748,382
Purchase of common stock under stock repurchase program	(110,242)	(2,898)	(236)
Payment of capitalized loan costs	—	(652)	(12,581)
Proceeds (distribution) from capital contribution under the TSA	—	(525)	5,558
Payment on early extinguishment of debt	—	—	(9,781)
Capital contributions to subsidiary by noncontrolling stockholders	—	—	1,421
Cash used in financing activities	(136,708)	(34,526)	(384,246)
Effect of exchange rate changes on cash and cash equivalents	7,292	4,065	3,534
Increase (decrease) in cash and cash equivalents	267,829	(81,001)	(227,953)
Cash and cash equivalents, beginning of year	280,577	361,578	589,531
Cash and cash equivalents, end of year	$548,406	$280,577	$361,578
Supplemental Disclosure Information:
Interest paid (net of amount capitalized)	$130,641	$130,882	$154,627
Income taxes paid	51,710	125,856	253,932
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 115 countries. Pilgrim’s fresh products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded, either marinated or non-marinated, processed sausages, bacon, slow-cooked, smoked meat and gammon joints. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts, pre-packed meats, sandwich, deli counter meats, pulled pork balls, meat balls and coated foods. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of December 27, 2020, Pilgrim’s had approximately 56,400 employees. As of December 27, 2020, Pilgrim’s had the capacity to process more than 44.9 million birds per week for a total of more than 13.2 billion pounds of live chicken annually. Approximately 4,800 contract growers supply poultry for the Company’s operations. As of December 27, 2020, Pilgrim’s had the capacity to process more than 45,000 pigs per week for a total of 436.7 million pounds of live pork annually. Approximately 300 contract growers supply pork for the Company’s operations. As of December 27, 2020, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”) beneficially owned 80.26% of the Company’s outstanding common stock.
Consolidated Financial Statements
The Company operates on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year.
    On September 8, 2017, a subsidiary of the Company acquired 100% of the issued and outstanding shares of Granite Holdings Sàrl and its subsidiaries (together, “Moy Park”) from JBS S.A. in a common-control transaction. Moy Park was acquired by JBS S.A. from an unrelated third party on September 30, 2015. For the period from September 30, 2015 through September 7, 2017, the Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries combined with the accounts of Moy Park. For the periods subsequent to September 8, 2017, the Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, including Moy Park. We eliminate all significant affiliate accounts and transactions upon consolidation.
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) using management’s best estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. Significant estimates made by the Company include the allowance for doubtful accounts, reserves related to inventory obsolescence or valuation, useful lives of long-lived assets, goodwill, valuation of deferred tax assets, insurance accruals, valuation of pension and other postretirement benefits obligations, income tax accruals, certain derivative positions and valuations of acquired businesses.
The functional currency of the Company's U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K. and Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company's operations in France and the Netherlands is the euro. For foreign currency-denominated entities other than the Company's Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. For the Company's Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records are reflected in Foreign currency transaction losses (gains) in the Consolidated Statements of Income.
The Company or its subsidiaries may use derivatives for the purpose of mitigating exposure to changes in foreign currency exchange rates. Foreign currency transaction gains or losses are reported in the Consolidated Statements of Income.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative (“SG&A”) expense and totaled $20.2 million, $26.5 million and $20.8 million for 2020, 2019 and 2018, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $5.4 million, $5.1 million and $4.0 million for 2020, 2019 and 2018, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reconciles cash, cash equivalents and restricted cash as reported in the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 27, 2020	December 29, 2019
	(In thousands)
Cash and cash equivalents	$547,624	$260,568
Restricted cash	782	20,009
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$548,406	$280,577
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
Pork inventories are stated at the lower of cost or net realizable value. Cost includes expenditures incurred in bringing each product to its present location and condition such as purchase price, transportation, labor, and appropriate proportion of manufacturing overhead based on actual production.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records valuation adjustments for its inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory, including significantly aged products, discontinued product lines, or damaged or obsolete products. The Company allocates meat costs between its various finished chicken products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as its breast meat cost.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease assets, net, Accrued expenses and other current liabilities, and Noncurrent operating lease liability, less current maturities, in our Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt and Long-term debt, less current maturities in our Consolidated Balance Sheets.
Beginning with the adoption of Accounting Standards Update (“ASU”) 2016-02 on December 31, 2018, operating lease assets and operating lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate (“IBR”) based on the information available at commencement date in determining the present value of future payments. IBR is derived from the Company’s credit facility’s margin as a basis with adjustments to periodically updated LIBOR swap rate and foreign currency curve. The operating lease asset also includes any lease payments made, including upfront costs and prepayments, and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate a lease when it is reasonably certain that it will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with a corresponding reduction to the operating lease asset.
The Company has lease agreements with lease and non-lease components. Beginning in 2019, lease and non-lease components are generally accounted for separately. For certain equipment leases, such as vehicles, the Company accounts for the lease and non-lease components as a single lease component.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine if an indication of impairment exists for a reporting unit. If management determines there is an indication that the carrying amount of reporting unit goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of goodwill impairment in any of its reporting units as of December 27, 2020. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine if an indication of impairment exists. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of impairment for any of its indefinite-lived intangible assets as of December 27, 2020.
Identifiable intangible assets with definite lives, such as customer relationships, non-compete agreements and trade names that the Company expects to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from three to 20 years for non-compete agreements and trade names and three to 16 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the year ended December 27, 2020 and year ended December 29, 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Income Taxes
The Company follows provisions under ASC No. 740-10-30-27 in the Expenses-Income Taxes topic with regard to members of a group that file a consolidated tax return but issue separate financial statements. The Company files its U.S. federal tax return and certain state unitary returns with JBS USA Food Company Holdings (“JBS USA Holdings”). The income tax expense of the Company is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. For the unitary states, we have an obligation to make tax payments to JBS USA Holdings for our share of the unitary taxable income, which is included in taxes payable in our Consolidated Balance Sheets. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.
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
The Company deems its earnings from Mexico, Puerto Rico and the U.K. as of December 27, 2020 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.
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
Derivative Financial Instruments
The Company uses derivative financial instruments (e.g., futures, forwards options and swaps) for the purpose of mitigating exposure to changes in commodity prices, foreign currency exchange rates and interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Commodity Price Risk - The Company utilizes various raw materials, which are all considered commodities, in its operations, including corn, soybean meal, soybean oil, wheat, natural gas, electricity and diesel fuel. The Company considers these raw materials to be generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company enters into derivative contracts such as physical forward contracts and exchange-traded futures or option contracts in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods up to 12 months. The Company may enter into longer-term derivatives on particular commodities if deemed appropriate.
•Foreign Currency Risk - The Company has foreign operations and, therefore, has exposure to foreign exchange risk when the financial results of those operations are translated to US dollars. The Company will occasionally purchase derivative financial instruments such as foreign currency forward contracts in an attempt to mitigate currency exchange rate exposure related to the net assets of its Mexico reportable segment that are denominated in Mexican pesos. The Company’s U.K. and Europe reportable segment also attempts to mitigate foreign currency exposure on certain transactions denominated in foreign currencies through the use of derivative financial instruments.
•Interest Rate Risk - The Company has exposure to variability in cash flows from interest payments due to the use of variable interest rates on certain long-term debt arrangements. The Company has purchased an interest rate swap contract to convert the variable interest rate to a fixed interest rate on a portion of its outstanding long-term debt arrangements in order to manage this interest rate risk and add stability to interest expense and cash flows.
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
The Company has generally applied the NPNS exception to its forward physical grain purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Consolidated Financial Statements at December 27, 2020 and December 29, 2019.
Undesignated contracts may include contracts not designated as a hedge or for which the NPNS exception was not elected, contracts that do not qualify for hedge accounting and derivatives that do not or no longer qualify for the NPNS scope exception. The fair value of these derivatives is recognized in the Consolidated Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of these derivatives are recognized immediately in the Consolidated Statements of Income within Net sales, Cost of sales or Selling, general and administrative expense, depending on the risk they are intended to mitigate. While management believes these instruments help mitigate various market risks, they are not designated nor accounted for as hedges as a result of the extensive record keeping requirements.
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
Recent Accounting Pronouncements Adopted in 2020
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The adoption of this guidance did not have a material impact on our financial statements.
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
Recent Accounting Pronouncements Adopted in 2019
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
permitted. We adopted this standard as of December 31, 2018. The adoption of this guidance did not have a material impact on our financial statements.
Recent Accounting Pronouncements Adopted in 2018
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. We adopted this as of January 1, 2018, the beginning of our 2018 fiscal year, using the cumulative effect adjustment, often referred to as modified retrospective approach. Under this method, we did not restate the prior financial statements presented, and would record any adjustments in the opening balance sheet for January 2018. There was no cumulative effect to be recorded as an adjustment to the opening balance of retained earnings. The comparative information was not restated and continues to be presented under the accounting standards in effect for those periods. Additional disclosures will include the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the prior guidance. We expect minimal impact from the adoption of the new standard to the financial statements on a go forward basis, except for expanded disclosures. Revenue is currently recognized at destination and will continue to be recognized at point in time under the new guidance. Additional information regarding revenue recognition is included in “Note 3. Revenue Recognition.”
Recent Accounting Pronouncements Not Yet Adopted as of December 27, 2020
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that the ASU 2019-12 will have on our consolidated financial statements.
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
2. BUSINESS ACQUISITIONS
Tulip Limited
On October 15, 2019, the Company acquired 100% of the equity of Tulip Limited and its subsidiaries (together “Tulip”) from Danish Crown AmbA for £311.3 million, or $393.3 million, subject to customary working capital adjustments. The acquisition was funded with cash on hand. Tulip, which has subsequently changed its name to Pilgrim’s Pride Ltd. (“PPL”), is a leading, integrated prepared pork supplier headquartered in Warwick, U.K. The acquisition solidifies Pilgrim's as a leading European food company, creating one of the largest integrated prepared foods businesses in the U.K. The PPL operations are included in the Company’s U.K. and Europe reportable segment.
Transaction costs incurred in conjunction with the acquisition were approximately $1.4 million. These costs were expensed as incurred and are reflected within Selling, general and administrative expense in the Company’s Consolidated Statements of Income.
The results of operations of the acquired business since October 15, 2019 are included in the Company’s Consolidated Statements of Income. Net sales and net income generated by the acquired business during 2020 totaled $1.4 billion and $9.6 million, respectively.
The assets acquired and liabilities assumed in the acquisition were measured at their fair values as of October 15, 2019 as set forth below. The excess of the fair values of the net tangible assets and identifiable intangible assets over the purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company performed a valuation of the assets and liabilities of PPL as of October 15, 2019. Significant assumptions used in the valuation and the bases for their determination are summarized as follows:
Property, plant and equipment, net. Property, plant and equipment at fair value gave consideration to the highest and best use of the assets. The valuation of PPL’s real property improvements and the majority of its personal property was based on the cost approach. The valuation of PPL’s land, as if vacant, and certain personal property assets was based on the market or sales comparison approach.
Customer relationships. The Company valued PPL customer relationships using the income approach, specifically the multi-period excess earnings model. Under this model, the fair value of the customer relationships asset was determined by estimating the net cash inflows from the relationships discounted to present value. In estimating the fair value of the customer relationships, net sales related to existing PPL customers were estimated to grow at a rate of 2.0% annually, but the Company also anticipates losing existing PPL customers at an attrition rate of 10.0%. Income taxes were estimated at 18.0% of pre-tax income in 2020 and 17.0% of pre-tax income thereafter and net cash flows attributable to PPL’s existing customers were discounted using a rate of 22.0%. The resulting customer relationships intangible asset has a fair value of $40.4 million and a useful life of 11 years.
See “Note 9. Goodwill and Intangible Assets” for additional information regarding the goodwill and intangible assets recognized by the Company in the acquisition.
The following unaudited pro forma information presents the combined financial results for the Company and PPL as if the acquisition had been completed at the beginning of 2018:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019	2018
	(In thousands, except per share amounts)
Net sales	$12,091,901	$12,462,566	$12,342,474
Net income attributable to Pilgrim's Pride Corporation	97,038	344,869	189,152
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	0.39	1.38	0.76
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
FAMPAT/Plan Pro
On April 1, 2020, Avícola Pilgrim's Pride de Mexico S.A. de C.V. acquired 100% of the equity of FAMPAT S.A. de C.V. and Plan Pro Restaurantes S.A. de C.V. (together, “FAMPAT/Plan Pro”) for an aggregate purchase price of 70.4 million Mexican pesos, or $3.0 million. The acquisition was funded with cash on hand. Transaction costs were immaterial; these costs were expensed as incurred and are reflected within Selling, general and administrative expense in the Company’s Consolidated Statements of Income. The acquired operations produce value-added products such as taquitos, enchiladas and pizza, bringing additional breadth and diversity to the Company's product portfolio. The results of operations and financial position of FAMPAT/Plan Pro have been included in the consolidated results of operations and financial position of the Company from the date of acquisition. The FAMPAT/Plan Pro operations are included in the Company’s Mexico reportable segment.
The allocation of the purchase price reflects fair value using Level 3 unobservable inputs and resulted in a fair value of goodwill of $2.2 million at the acquisition date, which is not deductible for income tax purposes. The values recorded were determined based on a valuation using management’s estimates and assumptions.
3.    REVENUE RECOGNITION
The vast majority of the Company's revenue is derived from contracts which are based upon a customer ordering its products. See “Note 1. General” for more information regarding the Company’s policies for revenue recognition.
Disaggregated Revenue
Revenue has been disaggregated into the following categories to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Year Ended December 27, 2020
	Domestic	Export	Net Sales
	(In thousands)
U.S.	$7,189,539	$306,478	$7,496,017
U.K. and Europe	2,976,878	297,414	3,274,292
Mexico	1,321,592	—	1,321,592
Net sales	$11,488,009	$603,892	$12,091,901

	Year Ended December 29, 2019
	Domestic	Export	Net Sales
	(In thousands)
U.S.	$7,353,925	$282,791	$7,636,716
U.K. and Europe	2,105,578	278,215	2,383,793
Mexico	1,388,710	—	1,388,710
Net sales	$10,848,213	$561,006	$11,409,219
Shipping and Handling Costs
See “Note 1. General” for more information regarding shipping and handling costs.
Contract Costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company can incur incremental costs to obtain or fulfill a contract such as broker expenses that are not expected to be recovered. The amortization period for such expenses is less than one year; therefore, the costs are expensed as incurred.
Taxes
There is no change in accounting for taxes due to the adoption of the new revenue standard, as there is no material change to the timing of revenue recognition. The Company excludes all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, sales, use, value added and some excise taxes) from the transaction price.
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
Changes in the revenue contract liability balances for the years ended December 27, 2020 and December 29, 2019 were as follows:

	December 27, 2020	December 29, 2019
	(In thousands)
Balance, beginning of year	$41,770	$33,328
Revenue recognized	(32,816)	(57,074)
Cash received, excluding amounts recognized as revenue during the period	56,964	65,516
Balance, end of year	$65,918	$41,770
Accounts Receivable
See “Note 1. General” for more information regarding the Company’s policies for accounts receivable.
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
The Company’s leases have remaining lease terms of one year to 15 years, some of which may include options to extend the lease for up to one year and some of which may include options to terminate the lease within one year. The exercise of options to extend lease terms is at the Company’s sole discretion. Certain leases also include options to purchase the leased property.
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
The following table presents components of lease expense (in thousands). Operating lease cost, finance lease amortization and finance lease interest are respectively included in Cost of sales, Selling, general and administrative expense and Interest expense, net of capitalized interest in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 27, 2020	December 29, 2019
Operating lease cost(a)	$90,887	$99,242
Amortization of finance lease assets	436	167
Interest on finance leases	99	32
Short-term lease cost	64,410	59,225
Variable lease cost	3,839	3,031
Net lease cost	$159,671	$161,697
(a)Sublease income is immaterial and not included in operating lease costs.
The weighted-average remaining lease term and discount rate for lease liabilities included in our Consolidated Balance Sheets are as follows:

	December 27, 2020	December 29, 2019
Weighted-average remaining lease term (years):
Operating leases	5.44	5.77
Finance leases	3.69	4.54
Weighted-average discount rate:
Operating leases	4.53%	4.80%
Finance leases	5.08%	5.21%
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended
	December 27, 2020	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$91,254	$100,473
Operating cash flow from finance leases	99	32
Financing cash flows from finance leases	486	167

Operating lease assets obtained in exchange for operating lease liabilities	$60,776	$34,648
Finance lease assets obtained in exchange for finance lease liabilities	—	2,182
Future minimum lease payments under noncancelable leases as of December 27, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
For the fiscal years ending December:
2021	$83,116	$494
2022	68,373	494
2023	56,235	494
2024	42,328	347
2025	29,261	—
Thereafter	46,890	—
Total future minimum lease payments	326,203	1,829
Less: imputed interest	(37,179)	(165)
Present value of lease liabilities	$289,024	$1,664
Lease liabilities as of December 27, 2020 are included in our Consolidated Balance Sheets as follows (in thousands):

	Operating Leases	Finance Leases(a)
Accrued expenses and other current liabilities	$71,592	$—
Current maturities of long-term debt	—	420
Noncurrent operating lease liability, less current maturities	217,432	—
Long-term debt, less current maturities	—	1,244
Total lease liabilities	$289,024	$1,664

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a)Additional information regarding finance lease assets is included in “Note 10. Property, Plant and Equipment.”
As of December 27, 2020, the Company had $1.7 million operating leases and no finance leases that have not yet commenced.
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
The Company has not designated certain derivative financial instruments that it has purchased to mitigate commodity purchase exposures in the U.S. and Mexico or foreign currency transaction exposures on our Mexico operations as cash flow hedges. Therefore, the Company recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Income. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Foreign currency transaction loss (gain) and Cost of sales in the Consolidated Statements of Income.
The Company has designated certain derivative financial instruments related to its U.K. and Europe reportable segment that it has purchased to mitigate foreign currency transaction exposures as cash flow hedges. Before the settlement date of the financial derivative instruments, the Company recognizes changes in the fair value of the effective portion of the cash flow hedge into accumulated other comprehensive income (“AOCI”) while it recognize changes in the fair value of the ineffective portion immediately in earnings. When the derivative financial instruments associated with the effective portion are settled, the amount in AOCI is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line item Net sales and Cost of sales in the Consolidated Statements of Income.
The Company has designated a derivative financial instrument related to its U.S. reportable segment that it has purchased to mitigate variable interest rate exposures as a cash flow hedge. The interest rate swap has monthly settlement dates. Upon each settlement date, the Company recognizes changes in the fair value of the effective portion of the cash flow hedge into AOCI, while it recognizes changes in the ineffective portion immediately in earnings. Upon settlement of the effective portion, the amount in AOCI is then reclassified to earnings. Gains or losses related to the interest rate swap derivative financial instrument are included in the line item Interest expense, net of capitalized interest in the Consolidated Statements of Income.
The Company recognized $40.7 million in net gains during 2020 and $30.1 million and $27.1 million in net losses related to changes in the fair value of its derivative financial instruments during 2019 and 2018, respectively.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 27, 2020	December 29, 2019
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$24,059	$5,053
Commodity derivative liabilities	(6,531)	(5,430)
Foreign currency derivative assets	2,204	426
Foreign currency derivative liabilities	(428)	(5,400)
Interest rate swap derivative liabilities	(640)	—
Cash collateral posted with brokers(a)	782	20,009
Derivatives Coverage(b):
Corn	16.0%	12.0%
Soybean meal	24.0%	44.0%
Period through which stated percent of needs are covered:
Corn	December 2021	December 2020
Soybean meal	December 2021	July 2020
(a)Collateral posted with brokers consists primarily of cash, short term treasury bills, or other cash equivalents.
(b)Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Loss on Derivative
	December 27, 2020	December 29, 2019	December 30, 2018
Foreign currency derivatives	$4,514	$(2,052)	$829
Interest rate swap derivatives	(850)	—	—
Total	$3,664	$(2,052)	$829

	Gain (Loss) Reclassified from AOCI into Income
	December 27, 2020	December 29, 2019	December 30, 2018
Foreign currency derivatives	$2,873	$(383)	$(348)
Interest rate swap derivatives	(209)	—	—
Total	$2,664	$(383)	$(348)
As of December 27, 2020, the pre-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Consolidated Statements of Income during the next twelve months are $0.7 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains to earnings.
At December 27, 2020, the pre-tax deferred net losses on interest rate swap derivatives recorded in AOCI that are expected to be reclassified to the Consolidated Statements of Income during the next twelve months are $0.5 million. This expectation is based on the anticipated settlements on the hedged interest rate that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
6. TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables (including accounts receivable from related parties), less allowance for doubtful accounts, consisted of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 27, 2020	December 29, 2019
	(In thousands)
Trade accounts receivable	$691,499	$696,372
Notes receivable	25,712	4,187
Other receivables	31,954	48,189
Receivables, gross	749,165	748,748
Allowance for doubtful accounts	(7,173)	(7,467)
Receivables, net	$741,992	$741,281

Accounts receivable from related parties(a)	$1,084	$944
(a)    Additional information regarding accounts receivable from related parties is included in “Note 18. Related Party Transactions.”
Changes in the allowance for doubtful accounts were as follows:

Total
(In thousands)
Balance, beginning of year	$(7,467)
Provision charged to operating results	(94)
Account write-offs and recoveries	574
Effect of exchange rate	(186)
Balance, end of year	$(7,173)
7. INVENTORIES
    Inventories consisted of the following:

	December 27, 2020	December 29, 2019
	(In thousands)
Raw materials and work-in-process	$868,369	$800,749
Finished products	356,052	425,919
Operating supplies	66,495	82,447
Maintenance materials and parts	67,877	74,420
Total inventories	$1,358,793	$1,383,535
8. INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities accounted for as cash equivalents:

	December 27, 2020		December 29, 2019
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Fixed income securities	$178,677	$178,677	$159,623	$159,623
Securities classified as cash and cash equivalents mature within 90 days. Securities classified as short-term investments mature between 91 and 365 days. Securities classified as long-term investments mature after 365 days. The specific identification method is used to determine the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss to earnings. Gross realized gains recognized during 2020 and 2019 related to the Company’s available-for-sale securities totaled $5.8 million and $11.5 million, respectively, while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities investments during 2020 and 2019 are disclosed in the Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during 2020 and 2019 that have been included in accumulated other comprehensive loss and the net amount of gains

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and losses reclassified out of accumulated other comprehensive loss to earnings during 2020 and 2019 are disclosed in “Note 14. Stockholders’ Equity.”
9. GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by reportable segment for the years ended December 27, 2020 and December 29, 2019 were as follows:

	December 29, 2019	Additions	Currency Translation	December 27, 2020
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	806,207	—	29,298	835,505
Mexico	125,607	2,197	—	127,804
Total	$973,750	$2,197	$29,298	$1,005,245

	December 30, 2018	Additions	Currency Translation	December 29, 2019
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	782,207	—	24,000	806,207
Mexico	125,607	—	—	125,607
Total	$949,750	$—	$24,000	$973,750
Identified intangible assets consisted of the following:

	December 29, 2019	Additions	Amortization	Currency Translation	December 27, 2020
	(In thousands)
Carrying amount:
Trade names	$78,343	$—	$—	$—	$78,343
Customer relationships	292,278	—	—	4,784	297,062
Non-compete agreements	320	—	—	—	320
Trade names not subject to amortization	391,431	—	—	13,809	405,240
Accumulated amortization:
Trade names	(45,518)	—	(1,968)	—	(47,486)
Customer relationships	(120,481)	—	(20,747)	(2,018)	(143,246)
Non-compete agreements	(320)	—	—	—	(320)
Total	$596,053	$—	$(22,715)	$16,575	$589,913

	December 30, 2018	Additions	Amortization	Currency Translation	December 29, 2019
	(In thousands)
Carrying amount:
Trade names	$78,343	$—	$—	$—	$78,343
Customer relationships	247,706	40,418	—	4,154	292,278
Non-compete agreements	320	—	—	—	320
Trade names not subject to amortization	380,067	—	—	11,364	391,431
Accumulated amortization:
Trade names	(43,552)	—	(1,966)	—	(45,518)
Customer relationships	(98,441)	—	(20,920)	(1,120)	(120,481)
Non-compete agreements	(315)	—	(5)	—	(320)
Total	$564,128	$40,418	$(22,891)	$14,398	$596,053

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additions shown in above table for 2019 are comprised of a customer relationships intangible asset recorded as part of the PPL acquisition. The Company valued this asset using the income approach resulting in a fair value of $40.4 million. The intangible asset has a useful life of eleven years. For additional information regarding the initial valuation and assumptions used, refer to “Note 2. Business Acquisitions.”
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-16 years
Trade names	20 years
Non-compete agreements	3 years
The Company recognized amortization expense related to identified intangible assets of $22.7 million in 2020, $22.9 million in 2019 and $25.7 million in 2018.
The Company expects to recognize amortization expense associated with identified intangible assets of $23.3 million in 2021, $23.3 million in 2022, $22.3 million in 2023 and $21.2 million in 2024, and $21.2 million in 2025.
As of December 27, 2020, the Company assessed qualitative factors to determine if it was necessary to perform either the two-step quantitative impairment test related to the carrying amount of its goodwill or quantitative impairment tests related to the carrying amounts of its identified intangible assets not subject to amortization. Based on these assessments, the Company determined that it was not necessary to perform either the two-step quantitative impairment test related to the carrying amount of its goodwill nor the quantitative impairment tests related to the carrying amounts of its identified intangible assets not subject to amortization at that date.
As of December 27, 2020, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.
10. PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment (“PP&E”), net consisted of the following:

	December 27, 2020	December 29, 2019
	(In thousands)
Land	$255,171	$222,076
Buildings	1,983,823	1,754,219
Machinery and equipment	3,230,199	3,139,748
Autos and trucks	73,647	64,122
Finance lease assets	2,182	2,182
Construction-in-progress	199,161	229,015
PP&E, gross	5,744,183	5,411,362
Accumulated depreciation	(3,086,692)	(2,819,301)
PP&E, net	$2,657,491	$2,592,061
The Company recognized depreciation expense of $314.4 million, $264.3 million and $248.3 million during 2020, 2019 and 2018, respectively.
During 2020, the Company spent $354.8 million on capital projects and transferred $423.7 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during 2020 to improve operational efficiencies and reduce costs. During 2019, the Company spent $348.1 million on capital projects and transferred $400.8 million of completed projects from construction-in-progress to depreciable assets.
During 2020, the Company sold certain PP&E for $32.0 million and recognized a gain of $13.8 million. PP&E sold in 2020 consisted of broiler farms in Mexico, vacant land in Alabama and other miscellaneous equipment. During 2019, the Company sold certain PP&E for $15.8 million and recognized a gain of $10.9 million. PP&E sold in 2019 included broiler farms in Mexico, a breeder farm in Texas, vacant land in Minnesota and miscellaneous equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has closed or idled various facilities in the U.S. and the U.K. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of December 27, 2020, the carrying amount of these idled assets was $42.3 million based on depreciable value of $185.5 million and accumulated depreciation of $143.2 million.
As of December 27, 2020, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.
11. CURRENT LIABILITIES
    Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 27, 2020	December 29, 2019
	(In thousands)
Accounts payable:
Trade accounts	$904,674	$875,374
Book overdrafts	106,435	98,267
Other payables	17,601	20,139
Total accounts payable	1,028,710	993,780
Accounts payable to related parties(a)	9,650	3,819
Revenue contract liabilities(b)	65,918	41,770
Accrued expenses and other current liabilities:
Compensation and benefits	189,767	164,946
Other accrued expenses(d)	150,074	172,510
DOJ agreement	110,524	—
Nonrecurring legal settlement	75,000	—
Current maturities of operating lease liabilities(c)	71,592	66,239
Taxes	67,812	41,901
Insurance and self-insured claims	61,212	67,332
Accrued sales rebates(d)	44,708	20,378
Interest and debt-related fees	29,559	31,183
Derivative liabilities(e)	7,599	10,830
Total accrued expenses and other current liabilities	807,847	575,319
Total current liabilities	$1,912,125	$1,614,688
(a)Additional information regarding accounts payable to related parties is included in “Note 18. Related Party Transactions.”
(b)Additional information regarding revenue contract liabilities is included in “Note 3. Revenue Recognition.”
(c)Additional information regarding current maturities of operating lease liabilities is included in “Note 4. Leases.”
(d)Accrued sales rebates contains a $20.4 million reclassification previously presented in Other accrued expenses on our annual Form 10-K report for the year ended December 29, 2019 to conform to Current liabilities presented as of December 27, 2020.
(e)Additional information regarding derivative liabilities is included in “Note 5. Derivative Financial Instruments.”
12. INCOME TAXES
    Income (loss) before income taxes by jurisdiction is as follows:

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
U.S.	$(27,095)	$342,110	$175,805
Foreign	188,920	275,435	156,422
Total	$161,825	$617,545	$332,227
The components of income tax expense (benefit) are set forth below:

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
Current:
Federal	$(8,800)	$27,585	$8,835
Foreign	28,985	78,099	45,311
State and other	9,234	12,847	(1,263)
Total current	29,419	118,531	52,883
Deferred:
Federal	13,864	51,387	41,104
Foreign	19,622	(18,596)	(17,160)
State and other	3,850	9,687	8,596
Total deferred	37,336	42,478	32,540
	$66,755	$161,009	$85,423
The effective tax rate for 2020 was 41.2% compared to 26.1% for 2019 and 25.7% for 2018.
The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Federal income tax rate	21.0%	21.0%	21.0%
State tax rate, net	6.7	3.0	3.6
One-time transition tax	—	—	7.9
Global intangible low-taxed income	(7.3)	1.5	4.4
DOJ fine	14.3	—	—
Intercompany financing	(9.5)	(1.6)	(2.0)
Permanent items	1.2	(1.6)	(1.0)
Difference in U.S. statutory tax rate and foreign country effective tax rate	5.4	2.1	2.3
Rate change	5.2	(0.1)	(2.5)
Foreign currency translation	3.0	(0.6)	1.1
Tax credits	(1.4)	(0.7)	(7.9)
Change in reserve for unrecognized tax benefits	0.3	2.7	(1.7)
Change in valuation allowance	1.2	0.1	2.7
Other	1.1	0.3	(2.2)
Total	41.2%	26.1%	25.7%
Included in the change in reserve for unrecognized tax benefits is an increase of 2.6% in the effective tax rate related to a specific transaction undertaken by a Mexico subsidiary of the Company during tax year 2011. The amount was recorded and paid during the year ended December 29, 2019.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 27, 2020	December 29, 2019
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$322,660	$290,427
Inventories	116,226	81,469
Insurance claims and losses	32,679	31,642
Business combinations	54,257	47,450
Incentive compensation	16,204	12,860
Operating lease assets	65,906	68,846
Other	26,968	14,267
Total deferred tax liabilities	634,900	546,961
Deferred tax assets:
U.S. net operating losses	3,034	3,120
Foreign net operating losses	56,213	50,806
Credit carry forwards	15,223	15,575
Allowance for doubtful accounts	4,005	5,429
Accrued liabilities	94,769	51,148
Workers’ compensation	36,759	36,147
Pension and other postretirement benefits	35,899	29,429
Operating lease liabilities	65,906	68,846
Other	21,640	22,502
Total deferred tax assets	333,448	283,002
Valuation allowance	(32,908)	(33,522)
Net deferred tax assets	300,540	249,480
Net deferred tax liabilities	$334,360	$297,481
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
As of December 27, 2020, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and foreign net deferred tax assets are more likely than not to be realized. As of December 27, 2020, the Company’s valuation allowance is $32.9 million, of which $12.4 million relates to Moy Park operations, $7.7 million relates to PPL operations, $11.8 million relates to U.S. foreign tax credits and $1.0 million relates to state net operating losses.
As of December 27, 2020, the Company had state net operating loss carry forwards of approximately $77.6 million that begin to expire in 2021. The Company also had Mexico net operating loss carry forwards as of December 27, 2020 of approximately $1.6 million that begin to expire in 2028. The Company also had U.K. net operating loss carry forwards as of December 27, 2020 of approximately $269.2 million that may be carried forward indefinitely.
As of December 27, 2020, the Company had approximately $3.3 million of state tax credit carry forwards that begin to expire in 2022.
For the year ended December 27, 2020 and year ended December 29, 2019, there is a tax effect of $6.9 million and $0.7 million, respectively, reflected in other comprehensive income.
For the year ended December 27, 2020, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to stock-based compensation. For the year ended December 29, 2019, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to stock-based compensation. See “Note 1. General” for additional information.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 27, 2020	December 29, 2019
	(In thousands)
Unrecognized tax benefits, beginning of year	$12,776	$12,412
Increase as a result of tax positions taken during prior years	731	597
Decrease for lapse in statute of limitations	(236)	(233)
Unrecognized tax benefits, end of year	$13,271	$12,776
Included in unrecognized tax benefits of $13.3 million as of December 27, 2020, was $1.1 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 27, 2020, the Company had recorded a liability of $2.8 million for interest and penalties. During 2020, accrued interest and penalty amounts related to uncertain tax positions increased by $0.5 million.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and several foreign locations including Mexico and the U.K. With few exceptions, the Company is no longer subject to examinations by taxing authorities for years prior to 2016 in U.S. federal, state and local jurisdictions, for years prior to 2011 in Mexico, and for years prior to 2017 in the U.K.
As of July 27, 2020, JBS owns in excess of 80% of the outstanding common stock of Pilgrim’s. JBS has a federal tax election to file a consolidated tax return with subsidiaries in which it holds an ownership of at least 80%. The Company is currently analyzing the related impacts to our federal and state tax return filings.
The Company has a tax sharing agreement with JBS USA Holdings effective for tax years beginning 2010. The net tax payable for year 2020 of $0.6 million was accrued in 2020 as a capital contribution and an account payable to a related party in our Consolidated Balance Sheet. The tax sharing agreement was updated during 2020 to consider the impact of Pilgrims’s joining the JBS consolidated tax return.
13. DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	December 27, 2020	December 29, 2019
		(In thousands)
Senior notes payable, net of premium and discount at 5.75%	2025	$1,001,693	$1,002,095
Senior notes payable, net of discount at 5.875%	2027	845,149	844,433
U.S. Credit Facility (defined below):
Term note payable at 1.40%	2023	450,000	475,000
Revolving note payable at 1.39%	2023	—	—
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	Various	38	948
Finance lease obligations	Various	1,664	2,150
Long-term debt		2,298,544	2,324,626
Less: Current maturities of long-term debt		(25,455)	(26,392)
Long-term debt, less current maturities		2,273,089	2,298,234
Less: Capitalized financing costs		(17,543)	(22,205)
Long-term debt, less current maturities, net of capitalized financing costs		$2,255,546	$2,276,029

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Senior Notes due 2025 are governed by, and were issued pursuant to, an indenture dated as of March 11, 2015 by and among the Company, its guarantor subsidiaries and Regions Bank, as trustee (the “2015 Indenture”). The 2015 Indenture provides, among other things, that the Senior Notes due 2025 bear interest at a rate of 5.75% per annum from the date of issuance until maturity, payable semiannually in cash in arrears, beginning on September 15, 2015 for the Senior Notes due 2025 that were issued in March 2015 and beginning on March 15, 2018 for the Senior Notes due 2025 that were issued in September 2017 and March 2018.
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
The Senior Notes due 2027 are governed by, and were issued pursuant to, an indenture dated as of September 29, 2017 by and among the Company, its guarantor subsidiaries and Regions Bank, as trustee (the “2017 Indenture”). The 2017 Indenture provides, among other things, that the Senior Notes due 2027 bear interest at a rate of 5.875% per annum from the date of issuance until maturity, payable semiannually in cash in arrears, beginning on March 30, 2018 for the Senior Notes due 2027 that were issued in September 2017 and beginning on March 15, 2018 for the Senior Notes due 2027 that were issued in March 2018.
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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 27, 2020, the Company had outstanding borrowings under the term loan commitment of $450.0 million. As of December 27, 2020, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $39.7 million and $710.3 million, respectively.
The U.S. Credit Facility includes a $75.0 million sublimit for swingline loans and a $125.0 million sublimit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate equal to (1) in the case of LIBOR loans, LIBOR plus a margin based on the Company’s net senior secured leverage ratio, between LIBOR plus 1.25% and LIBOR plus 2.75% and (2) in the case of alternate base rate loans, the base rate plus a margin based on the Company’s net senior secured leverage ratio, between the base rate plus 0.25% and base rate plus 1.75% thereafter.
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
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (1) LIBOR or, in relation to any loan in euros, EURIBOR, plus (2) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of December 27, 2020, the U.S. dollar-equivalent loan commitment and borrowing availability were both $135.6 million. As of December 27, 2020, there were no outstanding borrowings under the Bank of Ireland Facility Agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of the Company's Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.50%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of December 27, 2020, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility is $75.5 million. As of December 27, 2020, there were no outstanding borrowings under the Mexico Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss during 2020 and 2019:

	2020
	Gains (Losses) Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(1,108)	$(2,406)	$(71,615)	$—	$(75,129)
Other comprehensive income (loss) before reclassifications	83,890	3,823	(31,724)	55	56,044
Amounts reclassified from accumulated other comprehensive loss to net income	—	(2,664)	1,128	(55)	(1,591)
Currency translation	—	56	—	—	56
Net current year other comprehensive income (loss)	83,890	1,215	(30,596)	—	54,509
Balance, end of year	$82,782	$(1,191)	$(102,211)	$—	$(20,620)

	2019
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(55,770)	$(683)	$(71,463)	$82	$(127,834)
Other comprehensive income (loss) before reclassifications	54,662	(2,052)	(1,145)	386	51,851
Amounts reclassified from accumulated other comprehensive loss to net income	—	383	993	(468)	908
Currency translation	—	(54)	—	—	(54)
Net current year other comprehensive income (loss)	54,662	(1,723)	(152)	(82)	52,705
Balance, end of year	$(1,108)	$(2,406)	$(71,615)	$—	$(75,129)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(a)		Affected Line Item in the Consolidated Statements of Income
	2020	2019
	(In thousands)
Realized gain on settlement of foreign currency derivatives classified as cash flow hedges	$2,987	$—	Net sales
Realized loss on settlement of foreign currency derivatives classified as cash flow hedges	(114)	(383)	Cost of sales
Realized loss on settlement of interest rate swap derivatives classified as cash flow hedges	(209)	—	Interest expense, net of capitalized interest
Realized gain on sale of securities	73	619	Interest income
Amortization of pension and other postretirement plan actuarial losses(b)	(1,503)	(1,313)	Miscellaneous, net
Total before tax	1,234	(1,077)
Tax expense	357	169
Total reclassification for the period	$1,591	$(908)
(a)    Amounts in parentheses represent income (expenses) related to results of operations.
(b)    These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See “Note 15. Pension and Other Postretirement Benefits.”
Share Repurchase Program and Treasury Stock
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of December 27, 2020, the Company had repurchased approximately 6.3 million shares under this program with a market value of approximately $113.4 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock.
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
15. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim's Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim's Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund (together, the “U.K. Plans”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $17.4 million, $19.0 million and $12.1 million in 2020, 2019 and 2018, respectively.
The Company used a year-end measurement date of December 27, 2020 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$369,066	$157,619	$1,527	$1,462
Interest cost	8,102	6,673	36	52
Actuarial losses	38,822	20,729	90	132
Benefits paid	(13,745)	(8,288)	—	—
Curtailments and settlements	(8,226)	(10,076)	(60)	(119)
Prior service cost	20	8	—	—
Tulip acquisition	—	198,417	—	—
Currency translation loss	10,155	3,984	—	—
Projected benefit obligation, end of year	$404,194	$369,066	$1,593	$1,527

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$294,589	$102,414	$—	$—
Actual return on plan assets	12,672	18,904	—	—
Contributions by employer	14,774	8,295	60	119
Benefits paid	(13,745)	(8,288)	—	—
Curtailments and settlements	(8,226)	(10,076)	(60)	(119)
Expenses paid from assets	(715)	(70)	—	—
Tulip acquisition	—	179,702	—	—
Currency translation gain	6,634	3,708	—	—
Fair value of plan assets, end of year	$305,983	$294,589	$—	$—

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Funded status:	(In thousands)
Unfunded benefit obligation, end of year	$(98,211)	$(74,477)	$(1,593)	$(1,527)

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Amounts recognized in the Consolidated Balance Sheets as of end of year:	(In thousands)
Current liability	$(7,510)	$(14,967)	$(169)	$(158)
Long-term liability	(90,701)	(59,510)	(1,424)	(1,369)
Recognized liability	$(98,211)	$(74,477)	$(1,593)	$(1,527)

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Amounts recognized in accumulated other comprehensive loss at end of year:	(In thousands)
Net actuarial loss	$95,522	$58,239	$174	$91
The accumulated benefit obligation for the Company's defined benefit pension plans was $404.2 million and $369.1 million as of December 27, 2020 and December 29, 2019, respectively. Each of the Company’s defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets as of December 27, 2020 and December 29, 2019. As of December 27, 2020, the weighted average duration of our defined benefit obligation is 27.50 years.
Net Periodic Benefit Costs
Net benefit costs include the following components:

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
	(In thousands)
Interest cost	$8,102	$6,673	$5,463	$36	$52	$46
Estimated return on plan assets	(13,071)	(6,921)	(6,065)	—	—	—
Settlement loss (gain)	3,371	3,538	—	7	7	(3)
Other	735	(62)	—	—	—	—
Amortization of net loss	1,503	1,313	1,203	—	—	—
Net cost	$640	$4,541	$601	$43	$59	$43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Benefit obligation:
Discount rate	1.83%	2.56%	4.40%	1.80%	2.77%	4.07%
Net pension and other postretirement cost:
Discount rate	2.16%	3.10%	3.69%	2.77%	4.07%	3.39%
Expected return on plan assets	4.34%	4.62%	5.50%	NA	NA	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The weighted average discount rate for each plan was established by comparing the projection of expected benefit payments to the AA Above Median yield curve. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. The U.S. pension and other postretirement benefit plans used variations of the Pri-2012 mortality table for both 2020 and 2019 in combination with the MP2020 mortality improvement scale for 2020 and the MP2019 mortality improvement scale for 2019. For pre-retirement employees, the U.K. pension plans used variations of the AxC00 mortality table for both 2020 and 2019 in combination with the CMI_2019 Sk=7.5 mortality improvement scale for 2020 and the CMI_2018 Sk=7.5 mortality improvement scale for 2019. For postretirement employees, the U.K. pension plans used variations of the S3PMA mortality table for both 2020 and 2019 in combination with the CMI_2019 Sk=7.5 mortality improvement scale for 2020 and the CMI_2018 Sk=7.5 mortality improvement scale for 2019.
The sensitivity of the projected benefit obligation for pension benefits to changes in the discount rate is set out below. The impact of a change in the discount rate of 0.25% on the projected benefit obligation for other benefits is immaterial. This sensitivity analysis is based on changing one assumption while holding all other assumptions constant. In practice, this is unlikely to occur, and changes in some of the assumptions may be correlated. When calculating the sensitivity of the defined benefit obligation to variations in significant actuarial assumptions, the same method (present value of the defined benefit obligation calculated with the projected unit credit method at the end of the reporting period) has been applied as that for calculating the liability recognized in the Consolidated Balance Sheets.

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(10,820)	$11,391
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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019
Cash and cash equivalents	1%	4%
Pooled separate accounts for the Union Plan(a):
Equity securities	2%	2%
Fixed income securities	2%	2%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Equity securities	20%	20%
Fixed income securities	13%	12%
Real estate	1%	2%
Pooled separate accounts for the U.K. Plans(a):
Equity securities	35%	40%
Fixed income funds	20%	18%
Real estate	6%	—%
Total assets	100%	100%
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
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 27, 2020 and December 29, 2019:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020				2019
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$1,487	$—	$—	$1,487	$11,582	$—	$—	$11,582
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	3,100	—	3,100	—	3,071	—	3,071
Small/Mid U.S. equity funds(e)	—	392	—	392	—	372	—	372
International equity funds(f)	—	1,874	—	1,874	—	1,878	—	1,878
Fixed income funds(g)	—	5,365	—	5,365	—	4,452	—	4,452
PSAs and CCTs for the GK Pension Plan:
Large U.S. equity funds(d)	—	29,602	—	29,602	—	20,378	—	20,378
Small/Mid U.S. equity funds(e)	—	17,569	—	17,569	—	12,495	—	12,495
International equity funds(f)	—	16,320	—	16,320	—	25,149	—	25,149
Fixed income funds(g)	—	38,944	—	38,944	—	35,627	—	35,627
Real estate(h)	—	5,677	—	5,677	—	5,613	—	5,613
PSAs for the U.K. Plans:
Large U.S. equity funds(d)	—	39,002	—	39,002	—	17,756	—	17,756
International equity funds(f)	—	69,251	—	69,251	—	102,494	—	102,494
Fixed income funds(e)	—	60,212	—	60,212	—	53,722	—	53,722
Real estate(h)	—	17,188	—	17,188	—	—	—	—
Total assets	$1,487	$304,496	$—	$305,983	$11,582	$283,007	$—	$294,589
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
Benefit Payments
The following table reflects the benefits as of December 27, 2020 expected to be paid through 2030 from the Company's pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company's other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2021	$26,629	$169
2022	16,912	163
2023	16,411	156
2024	16,043	149
2025	15,612	140
2026-2030	71,456	555
Total	$163,063	$1,332

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As required by funding regulations or laws, the Company anticipates contributing $7.5 million and $0.2 million to its pension and other postretirement plans, respectively, during 2021.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss (Gain)
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
	(In thousands)
Net actuarial loss (gain), beginning of year	$58,239	$54,343	$54,235	$91	$(34)	$35
Amortization	(1,503)	(1,313)	(1,203)	—	—	—
Settlement adjustments	(3,371)	(3,538)	—	(7)	(7)	3
Actuarial loss (gain)	38,822	20,729	(15,635)	90	132	(72)
Asset loss (gain)	400	(11,982)	16,946	—	—	—
Net prior service cost	378	—	—	—	—	—
Currency translation loss	2,557	—	—	—	—	—
Net actuarial loss (gain), end of year	$95,522	$58,239	$54,343	$174	$91	$(34)
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
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $14.1 million, $13.7 million and $11.4 million in 2020, 2019 and 2018, respectively.
16. INCENTIVE COMPENSATION
The Company sponsors short-term incentive plans that provides the grant of either cash or stock-based bonus awards payable upon achievement of specified performance goals. Full-time, salaried exempt employees of the Company's U.S. operations who are selected by the administering committee are eligible to participate in the Pilgrim's Short Term Incentive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan (“STIP”). Certain full-time, salaried employees of the Company’s Mexico operations are eligible to participate in the Pilgrim’s Mexico Incentive Plan (“PMIP”). The Company assumed responsibility for the Moy Park Incentive Plan dated January 1, 2013, as amended (the “MPIP”) through its acquisition of Moy Park on September 8, 2017. As of December 27, 2020, the Company has accrued $27.9 million, $3.8 million and $2.9 million related to cash bonus awards that could potentially be awarded under the STIP, MPIP and PMIP, respectively.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and liability-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). Awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). Equity-based awards are converted into shares of the Company's common stock shortly after award vesting. Compensation cost to be recognized for an equity-based awards grant is determined by multiplying the number of awards granted by the closing price of a share of the Company's common stock on the award grant date. Liability-based awards granted under the LTIP are converted into cash shortly after award vesting. Compensation cost to be recognized for a liability-based awards grant is first determined by multiplying the number of awards granted by the closing price of a share of PPC’s common stock on the award grant date. However, the compensation cost to be recognized is adjusted at each subsequent milestone date (i.e., forfeiture date, vesting date or financial reporting date) by multiplying the number of awards granted by the closing price of a share of PPC’s common stock on the milestone date. On May 1, 2019, the Company's stockholders approved the Pilgrim’s Pride Corporation 2019 Long Term Incentive Plan (the “2019 LTIP”), which replaced the expiring Pilgrim’s Pride Corporation 2009 Long-Term Incentive Plan (the “2009 LTIP”). The 2019 LTIP became effective as of December 28, 2019. As of December 27, 2020, we have in reserve approximately 1.8 million shares of common stock for future issuance under the 2019 LTIP.
The following awards were outstanding during 2020:

Benefit Plan	Award Type	Grant Date	Grant Date Fair Value per Award	Vesting Condition	Vesting Date	Intended Settlement Method	Milestone Date Fair Value per Award	Awards Granted	Performance Target Achievement Award Adjustment	Awards Forfeited to Date
2009 LTIP	RSU	3/1/2018	$24.93	Service	(a)	Stock	NA	163,764	—	(51,473)
2009 LTIP	RSU	3/1/2018	$24.93	Performance/Service	(b)	Stock	NA	217,253	(53,381)	(78,449)
2009 LTIP	RSU	3/1/2018	$24.93	Performance/Service	(c)	Cash	$19.35	66,272	(17,863)	(15,235)
2009 LTIP	RSU	5/10/2018	$21.54	Service	(d)	Stock	NA	8,358	—	—
2009 LTIP	RSU	1/7/2019	$16.47	Performance/Service	(e)	Stock	NA	414,620	39,620	(137,413)
2009 LTIP	RSU	1/7/2019	$16.47	Performance/Service	(f)	Cash	$19.35	109,654	13,705	—
2009 LTIP	RSU	4/30/2019	$26.91	Service	7/1/2020	Cash	$15.12	200,000	—	—
2009 LTIP	RSU	4/30/2019	$26.91	Performance/Service	(g)	Stock	NA	470,000	—	(470,000)
2009 LTIP	RSU	5/24/2019	$27.86	Service	(d)	Stock	NA	11,170	—	—
2019 LTIP	RSU	1/8/2020	$30.94	Performance/Service	(h)	Stock	NA	195,140	—	(33,729)
2019 LTIP	RSU	1/8/2020	$30.94	Performance/Service	(i)	Cash	$19.35	121,310	—	—
2019 LTIP	RSU	4/29/2020	$22.01	Service	(d)	Stock	NA	13,630	—	—
(a)    The restricted stock units vest in ratable tranches on December 31, 2018, December 31, 2019 and December 31, 2020. Expected compensation cost related to these units totals $2.8 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.
(b)    The restricted stock units vest in ratable tranches on December 31, 2019, December 31, 2020 and December 31, 2021. Expected compensation cost related to these units totals $2.1 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.
(c)    The restricted stock units vest in ratable tranches on December 31, 2019, December 31, 2020 and December 31, 2021. Expected compensation cost related to these units totals $0.6 million based on a closing stock price for the Company's common stock of $19.35 per share on December 27, 2020. Compensation cost will be amortized to profit/loss over the remaining vesting period.
(d)    These restricted stock units were granted to the non-employees who currently serve on the Company's Board of Directors. Each participating director's units will vest upon his departure from the Company's Board of Directors. Compensation cost was recognized in profit/loss upon the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(e)    The restricted stock units vest in ratable tranches on December 31, 2020, December 31, 2021 and December 31, 2022. Expected compensation cost related to these units totals $5.2 million based on a closing stock price for the Company's common stock of $16.47 per share on January 7, 2019. Compensation cost will be amortized to profit/loss over the remaining vesting period.
(f)    The restricted stock units vest in ratable tranches on December 31, 2020, December 31, 2021 and December 31, 2022. Expected compensation cost related to these units totals $2.1 million based on a closing stock price for the Company's common stock of $19.35 per share on December 27, 2020. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.
(g)    The restricted stock units were cancelled in their entirety by the Company's Board of Directors on December 8, 2020.
(h)    If performance conditions related to the Company's 2020 operating results are satisfied, the restricted stock units vest in ratable tranches on December 31, 2021, December 31, 2022 and December 31, 2023. Expected compensation cost related to these units totals $5.0 million based on a closing stock price for the Company's common stock of $30.94 per share on January 8, 2020. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.
(i)    If performance conditions related to the Company's 2020 operating results are satisfied, the restricted stock units vest in ratable tranches on December 31, 2021, December 31, 2022 and December 31, 2023. Expected compensation cost related to these units totals $3.8 million based on a closing stock price for the Company's common stock of $30.94 per share on December 27, 2020. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.
Compensation costs and the income tax benefit recognized for our stock-based compensation arrangements are included below:

	2020	2019	2018
	(In thousands)
Equity-based awards compensation cost:
Cost of sales	$838	$461	$389
Selling, general and administrative expense	1,938	9,671	12,764
Total cost	2,776	10,132	13,153
Income tax benefit	676	2,466	3,202
Net cost	$2,100	$7,666	$9,951

Liability-based awards compensation cost:
Selling, general and administrative expense	$1,081	$671	$—
Income tax benefit	263	163	—
Net cost	$818	$508	$—
The Company’s RSU activity is included below:

	2020		2019		2018
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Equity-based RSUs:
Outstanding at beginning of year	926	$24.04	1,069	$22.97	389	$18.39
Transferred to liability-based awards	(200)	26.91	(36)	24.67	—	—
Granted	249	28.14	843	22.01	1,114	23.05
Vested	(66)	24.93	(723)	22.08	—	—
Forfeited	(325)	25.95	(227)	21.51	(434)	19.06
Outstanding at end of year	584	$22.12	926	$24.04	1,069	$22.97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020		2019		2018
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Liability-based RSUs:
Outstanding at beginning of year	143	$32.97	—	$—	—	$—
Transferred from equity-based awards	200	26.91	36	14.77	—	—
Granted	135	29.47	110	16.47	—	—
Vested	(211)	16.04	(3)	26.86	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of year	267	$19.35	143	$32.97	—	$—
(a)    The milestone date fair value is either the closing price of the Company’s common stock on the grant date for equity-based awards or the closing price of a share of the Company's common stock on the respective milestone date for cash-based liability-based awards (i.e., grant date, vesting date, forfeiture date or financial reporting date).
The total fair values of equity-based awards and liability-based awards vested during 2020 were $2.5 million and $3.0 million, respectively. The total fair values of equity-based awards and liability-based awards vested during 2019 were $14.0 million and $0.1 million, respectively.
As of December 27, 2020, the total unrecognized compensation cost related to all nonvested equity-based awards was $5.1 million. This cost is expected to be recognized over a weighted average period of 1.76 years. As of December 27, 2020, the total unrecognized compensation cost related to all nonvested liability-based awards was $3.8 million. This cost is expected to be recognized over a weighted average period of 1.74 years.
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
As of December 27, 2020 and December 29, 2019, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, foreign currency forward contracts to manage translation and remeasurement risk and interest rate swap instruments.
The following items were measured at fair value on a recurring basis:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 27, 2020		December 29, 2019
	Level 1	Total	Level 1	Total
	(In thousands)		(In thousands)
Assets:
Commodity futures instruments	$13,285	$13,285	$4,147	$4,147
Commodity options instruments	10,774	10,774	906	906
Foreign currency instruments	2,204	2,204	426	426
Liabilities:
Commodity futures instruments	(4,496)	(4,496)	(4,797)	(4,797)
Commodity options instruments	(2,035)	(2,035)	(633)	(633)
Foreign currency instruments	(428)	(428)	(5,400)	(5,400)
Interest rate swap instrument	(640)	(640)	—	—
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Consolidated Balance Sheets consisted of the following:

	December 27, 2020		December 29, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 1 inputs	$(1,001,693)	$(1,024,510)	$(1,002,095)	$(1,034,200)
Fixed-rate senior notes payable at 5.875%, at Level 1 inputs	(845,149)	(911,957)	(844,433)	(919,505)
Secured loans, at Level 3 inputs	(38)	(38)	(948)	(939)
See “Note 13. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The fair values of the Company’s Level 1 fixed-rate debt obligation was based on the quoted market price at December 27, 2020 or December 29, 2019, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flow using weighted average cost of capital of 0.5% as of December 27, 2020 and ranging from 0.5% to 3.6% as of December 29, 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. RELATED PARTY TRANSACTIONS
    Pilgrim's has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$14,228	$14,108	$13,843
JBS Five Rivers	—	—	7,096
JBS Global (UK) Ltd.	—	141	—
JBS Chile Ltda.	225	482	60
Combo, Mercado de Congelados	887	207	159
JBS Australia Pty. Ltd.	2,540	—	—
Total sales to related parties	$17,880	$14,938	$21,158

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
Cost of goods purchased from related parties:
JBS USA Food Company(a)	$142,615	$134,790	$117,596
Seara Meats B.V.	8,138	22,797	36,223
JBS Aves Ltda.	—	—	1,123
JBS Toledo NV	155	307	445
JBS Global (UK) Ltd.	674	170	21
Total cost of goods purchased from related parties	$151,582	$158,064	$155,408

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
Expenditures paid by related parties:
JBS USA Food Company(b)	$39,025	$32,161	$62,189
JBS Chile Ltda.	—	6	33
Seara Food Europe Holdings	9	77	—
Total expenditures paid by related parties	$39,034	$32,244	$62,222

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$16,266	$9,103	$9,192
JBS S.A.	—	—	170
Seara International Ltd.	—	—	45
Total expenditures paid on behalf of related parties	$16,266	$9,103	$9,407

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
Other related party transactions:
Capital distribution under tax sharing agreement (c)	$650	$—	$525
Total other related party transactions	$650	$—	$525

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 27, 2020	December 29, 2019
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$714	$643
JBS Chile Ltda.	—	301
JBS Australia Pty. Ltd.	370	—
Total accounts receivable from related parties	$1,084	$944

	December 27, 2020	December 29, 2019
	(In thousands)
Accounts payable to related parties:
JBS USA Food Company(a)	$8,562	$2,826
JBS Global UK Ltd.	5	5
Seara Meats B.V.	1,075	988
JBS Chile Ltda.	8	—
Total accounts payable to related parties	$9,650	$3,819
(a)    The Company routinely execute transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of December 27, 2020, approximately $1.5 million of goods from JBS USA were in transit and not reflected on our Consolidated Balance Sheets.
(b)    The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for both companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. This agreement expires on December 31, 2021.
(c)    The Company entered into a tax sharing agreement during 2014 with JBS USA Holdings effective for tax years starting in 2010. The net tax payable for tax year 2020 was accrued in 2020 and will be paid in 2021. The net tax payable for tax year 2018 was accrued in 2018 and was paid in 2019.
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
Additional information regarding reportable segments is as follows:

	Year Ended
	December 27, 2020(a)	December 29,2019(b)	December 30, 2018(c)
	(In thousands)
Net sales
U.S.	$7,496,017	$7,636,716	$7,425,661
U.K. and Europe	3,274,292	2,383,793	2,148,666
Mexico	1,321,592	1,388,710	1,363,457
Total	$12,091,901	$11,409,219	$10,937,784

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a)For the year 2020, the United States reportable segment had intercompany sales to the Mexico reportable segment of $210.6 million. These sales consisted of fresh products, prepared products and grain.
(b)For the year 2019, the United States reportable segment had intercompany sales to the Mexico reportable segment of $188.9 million. These sales consisted of fresh products, prepared products and grain.
(c)For the year 2018, the United States reportable segment had intercompany sales to the Mexico reportable segment of $100.7 million. These sales consisted of fresh products, prepared products and grain.

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
Operating income
U.S.	$69,377	$487,275	$291,381
U.K. and Europe	102,734	79,182	84,524
Mexico	72,879	124,015	119,649
Elimination	473	96	132
Total operating income	245,463	690,568	495,686
Interest expense, net of capitalized interest	126,118	132,630	162,812
Interest income	(7,305)	(14,277)	(13,811)
Foreign currency transaction loss	760	6,917	17,160
Gain on bargain purchase	3,746	(56,880)	—
Miscellaneous, net	(39,681)	4,633	(2,702)
Income before income taxes	161,825	617,545	332,227
Income tax expense	66,755	161,009	85,423
Net income	$95,070	$456,536	$246,804

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
Depreciation and amortization:
U.S.	$218,244	$207,584	$196,079
U.K. and Europe	92,673	60,499	50,586
Mexico	26,187	19,147	27,423
Total	$337,104	$287,230	$274,088

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
Capital expenditures:
U.S.	$264,149	$269,609	$257,913
U.K. and Europe	77,597	58,795	58,334
Mexico	13,016	19,716	32,419
Total	$354,762	$348,120	$348,666

	December 27, 2020	December 29, 2019
	(In thousands)
Total assets:
U.S.	$5,189,021	$5,207,282
U.K. and Europe	3,034,219	2,824,382
Mexico	1,212,428	1,020,331
Eliminations	(1,961,171)	(1,949,631)
Total	$7,474,497	$7,102,364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
Net sales to customers by customer location:
U.S.	$7,190,809	$7,355,631	$7,173,280
Europe	3,225,717	2,363,017	2,134,822
Mexico	1,350,588	1,437,081	1,411,727
Asia-Pacific	252,573	175,898	159,515
Canada, Caribbean and Central America	30,792	31,808	26,450
Africa	25,321	28,400	21,286
South America	16,101	17,384	10,704
Total	$12,091,901	$11,409,219	$10,937,784

	December 27, 2020	December 29, 2019
	(In thousands)
Long-lived assets(a):
U.S.	$1,815,460	$1,789,530
U.K. and Europe	842,049	801,887
Mexico	292,651	306,413
Eliminations	(3,783)	(4,256)
Total	$2,946,377	$2,893,574
(a)For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.
The following table sets forth net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(In thousands)
U.S. chicken:
Fresh	$6,137,265	$6,214,954	$5,959,458
Prepared	714,563	842,365	773,983
Exports	306,478	282,791	258,732
Total U.S. chicken	7,158,306	7,340,110	6,992,173
U.K. and Europe chicken:
Fresh	863,670	918,852	925,124
Prepared	751,196	817,292	865,864
Exports	227,224	262,041	303,921
Total U.K. and Europe chicken	1,842,090	1,998,185	2,094,909
Mexico chicken:
Fresh	1,210,952	1,245,976	1,252,403
Prepared	66,572	95,733	76,860
Total Mexico chicken	1,277,524	1,341,709	1,329,263
Total chicken	10,277,920	10,680,004	10,416,345
U.K. and Europe pork:
Fresh	730,703	135,985	—
Prepared	486,290	134,426	—
Exports	70,190	16,174	—
Total U.K. and Europe pork	1,287,183	286,585	—
Other products:
U.S.	337,711	296,606	433,488
U.K. and Europe	145,019	99,023	53,757
Mexico	44,068	47,001	34,194
Total other products	526,798	442,630	521,439
Total net sales	$12,091,901	$11,409,219	$10,937,784
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
Purchase Obligations
The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, wheat and electricity. As of December 27, 2020, the Company was party to outstanding purchase contracts totaling $450.4 million payable in 2021 and $0.2 million payable in 2022. There were no outstanding purchase contracts in 2023 and thereafter.
Operating Leases
Additional information regarding operating leases is included in “Note 4. Leases.”
Financial Instruments
The Company’s loan agreements generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (1) any reserve or special deposit requirement against assets of, deposits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Tax Claims and Proceedings
During 2014 and 2015 the Mexican tax authorities opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“PPC Mexico”) in regards to tax years 2009 and 2010, respectively. In both instances, the Mexican tax authorities claim that controlled company status did not exist for certain subsidiaries because PPC Mexico did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Comercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R. L. de C.V. (in 2010). As a result, PPC Mexico should have considered dividends paid out of these subsidiaries partially taxable since a portion of the dividend amount was not paid from the net tax profit account (CUFIN). PPC Mexico is currently appealing. Amounts under appeal are $24.3 million and $16.1 million for tax years 2009 and 2010, respectively. No loss has been recorded for these amounts at this time.
In re Broiler Chicken Antitrust Litigation
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois (the “Illinois Court”) against PPC and 19 other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers (“the Direct Purchaser Plaintiff Class”) and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and January 15, 2021, 61 individual direct action complaints were filed with the Illinois Court by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. Subsequent amendments to certain complaints added allegations of price fixing and bid rigging on certain sales, which have been stayed by the Illinois Court pending resolution of the original supply reduction conspiracy. On August 28, 2020, the Illinois Court issued a revised scheduling order through trial, which contemplates class certification briefing and related expert reports proceeding from October 30, 2020 to May 6, 2021, the close of all merits fact discovery on June 11, 2021, and summary judgment briefing and related expert reports proceeding from July 2, 2021 to February 22, 2022. The Illinois Court has set a trial date of October 17, 2022.
On January 11, 2021, PPC announced that it had entered into an agreement to settle all claims made by the putative Direct Purchaser Plaintiff Class, which is subject to court approval. Pursuant to this agreement, PPC agreed to pay the Direct Purchaser Plaintiff Class $75.0 million, which PPC recognized as an expense during the fourth quarter of fiscal 2020.
On September 1, 2020, the Attorney General of New Mexico filed a complaint in the First Judicial District Court in the County of Santa Fe, New Mexico. The complaint alleges the same claims as those made in the In re Broiler Chicken Antitrust Litigation under New Mexico state law.
Other Claims and Proceedings
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado (the “Colorado Court”) against PPC and its named executive officers (the “Hogan Litigation”). The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
misleading by PPC’s failure to disclose that (2) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (2) its conduct constituted a violation of federal antitrust laws, (3) PPC’s revenues during the class period were the result of illegal conduct and (4) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive and seeks compensatory damages. On April 4, 2017, the Colorado Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Colorado Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Colorado Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Colorado Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. On June 8, 2020, the plaintiff filed a Second Amended Complaint against the same defendants, based in part on the Indictment (defined below). On July 31, 2020, defendants filed a motion to dismiss the Second Amended Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. Plaintiffs filed an opposition to the motion to dismiss on August 31, 2020, and defendants filed their reply on September 20, 2020. The Colorado Court's decision on the motion to dismiss is pending.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the U.S. District Court for the Eastern District of Oklahoma (the “Oklahoma Court”) alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Antitrust Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017 for failure to state a claim under Rule 12(b)(6) of the Federal Rules of Civil Procedure. The Oklahoma Court granted only certain other defendants’ motions challenging jurisdiction. On January 6, 2020, the Oklahoma Court denied the pending Rule 12 motion, and lifted the stay on discovery. The case is currently in discovery. On October 6, 2020, the Oklahoma plaintiffs filed a motion with the U.S. Judicial Panel on Multidistrict Litigation (the “JPML”) seeking consolidation of a series of copycat complaints filed in September and October 2020 in the U.S. District Courts for the District of Colorado, the District of Kansas, and the Northern District of California. On December 15, 2020, the JPML ordered the transfer of all cases to the Oklahoma Court for consolidated or coordinated pretrial proceedings.
On March 9, 2017, a stockholder derivative action, DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of PPC’s directors and its Chief Financial Officer, Fabio Sandri, in the Nineteenth Judicial District Court for the County of Weld in Colorado (the “Weld County Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. On April 17, 2017, a related stockholder derivative action, Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of PPC’s directors and its Chief Financial Officer in the Weld County Court. The Brima complaint contains largely the same allegations as the DiSalvio complaint. The DiSalvio and Brima litigations (“the Derivative Litigation”) have been consolidated, and on October 14, 2020, an amended shareholder derivative complaint was filed which alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC from engaging in an antitrust conspiracy as alleged in the Broiler litigation, the Indictment (as defined below), and other related proceedings; and by failing to prevent the issuance of false and misleading statements as alleged in the Hogan securities litigation and the UFCW securities litigation (as defined below). The consolidated case is currently stayed, pending the resolution of the motion to dismiss in the Hogan Litigation described above.
On January 24, 2018, a stockholder derivative action styled as Sciabacucchi v. JBS S.A. et al. was brought against all of PPC’s directors, JBS S.A., JBS USA Holdings and several members of the Batista family, in the Court of Chancery of the State of Delaware (the “Chancery Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties arising out of PPC’s acquisition of Moy Park. On May 24, 2018, Employees Retirement System of the City of St. Louis filed a derivative complaint, which was virtually identical to the Sciabacucchi complaint. Both complaints sought compensatory damages. On July 2, 2018, the Chancery Court granted a stipulation consolidating the cases and making the first complaint (Sciabacucchi) the operative complaint. Also by stipulation, various defendants have been voluntarily dismissed from the case without prejudice. The remaining defendants are JBS S.A., JBS USA Holding, and directors Lovette, Nogueira de Souza, Tomazoni, and Molina. PPC also remains in the case as a nominal defendant. On March 15, 2019, the Chancery Court denied the non-PPC defendants’ motion to dismiss. As a result, the case proceeded to discovery, and trial was scheduled to commence in November 2020. On October 3, 2019, the parties entered into a stipulation agreeing to settle the dispute for (1) a cash payment to PPC by the non-PPC defendants of $42.5 million less any fees and expenses awarded to the plaintiffs’ counsel,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as well as any applicable taxes (the “Settlement Amount”), and (2) corporate governance changes to be implemented by PPC. No portion of the Settlement Amount will be paid by PPC to the non-PPC defendants. The settlement was approved by the Chancery Court on January 28, 2020. On March 2, 2020, the Settlement Amount was transferred to PPC, and as a result, PPC recognized income, net of legal fees, of $34.6 million, which is included in Miscellaneous, net in the Consolidated Statement of Income for the year ended December 27, 2020.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (the “Maryland Court”) against PPC and a number of other chicken producers, as well as WMS (Webber, Meng, Sahl and Company) and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. On November 12, 2019, the Maryland Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs informed the defendants and the Maryland Court that they would be amending their complaint, which they did on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint, but was expanded to include more class members and turkey processors as well as chicken processors. The defendants moved to dismiss the consolidated amended complaint on March 2, 2020. The Maryland Court dismissed PPC and a number of other defendants on September 16, 2020 without prejudice. Plaintiffs subsequently filed amended complaints on November 2, 2020 re-naming PPC and the other dismissed defendants. Defendants moved to dismiss on December 18, 2020. The briefing is set to be complete on February 25, 2021.
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
PPC believes it has strong defenses in the pending litigations described above and intends to contest them vigorously. PPC cannot predict the outcome of these pending litigations nor when they will be resolved. The consequences of the pending litigation matters are inherently uncertain, and adverse actions, judgments or settlements in some or all of these matters has resulted and may in the future result in materially adverse monetary damages, fines, penalties or injunctive relief against PPC. Any claims or litigation, even if fully indemnified or insured, could damage PPC’s reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
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
On October 6, 2020, PPC learned of a superseding indictment by a Grand Jury in the Colorado Court against former Chief Executive Officer of PPC, William Lovette, one additional former employee of PPC, and four employees of different companies. The superseding indictment alleges similar claims to the Indictment.
On October 13, 2020, the Company announced that it had entered into a plea agreement (the “Plea Agreement”) with the DOJ pursuant to which the Company agreed to (1) plead guilty to one count of conspiracy in restraint of competition involving sales of broiler chicken products in the U.S. in violation of the Sherman Antitrust Act, 15 U.S.C. § 1, and (2) pay a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fine of $110,524,140. The Company recognized the fine as expense which is included in Selling, general and administrative expense in the Consolidated Statements of Income for the year ended December 27, 2020. Under the Plea Agreement, which is subject to the approval of the Colorado Court, the DOJ agreed not to bring further charges against the Company for any antitrust violation involving the sale of broiler chicken products in the U.S. occurring prior to the date of the Plea Agreement. The Company continues to cooperate with the DOJ in connection with the ongoing federal antitrust investigation into alleged price fixing and other anticompetitive conduct in the broiler chicken industry.
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
21. MARKET RISKS AND CONCENTRATIONS
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. The Company does not have a single customer that exceeds the 10% of net sales. For the year ended December 27, 2020, our largest single customer was 6.9% of net sales. The Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.
As of December 27, 2020, we employed approximately 30,900 persons in the U.S. reportable segment, approximately 10,500 persons in the Mexico reportable segment and approximately 15,000 persons in the U.K. and Europe reportable segment. Approximately 35.2% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2021 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
As of December 27, 2020, the aggregate carrying amount of net assets belonging to our Mexico and U.K. and Europe reportable segments was $922.5 million and $2.3 billion, respectively. As of December 29, 2019, the aggregate carrying amount of net assets belonging to our Mexico and U.K. and Europe reportable segments was $873.9 million and $2.1 billion, respectively.
22. QUARTERLY RESULTS (UNAUDITED)

2020	First(a)	Second	Third(b)	Fourth	Year
	(In thousands, except per share data)
Net sales	$3,074,928	$2,824,023	$3,075,121	$3,117,829	$12,091,901
Gross profit	177,099	119,859	313,842	227,396	838,196
Net income (loss) attributable to PPC	67,268	(6,036)	33,446	79	94,757
Net income (loss) per share amounts - basic	0.27	(0.02)	0.14	—	0.39
Net income (loss) per share amounts - diluted	0.27	(0.02)	0.14	—	0.39
Number of days in period	91	91	91	91	364

2019	First	Second	Third	Fourth(c)	Year
	(In thousands, except per share data)
Net sales	$2,724,675	$2,843,085	$2,777,970	$3,063,489	$11,409,219
Gross profit	218,939	367,864	282,197	201,394	1,070,394
Net income attributable to PPC	84,011	170,068	109,765	92,080	455,924
Net income per share amounts - basic	0.34	0.68	0.44	0.37	1.83
Net income per share amounts - diluted	0.34	0.68	0.44	0.37	1.83
Number of days in period	91	91	91	91	364

2018	First(d)	Second(e)	Third(f)	Fourth(g)	Year
	(In thousands, except per share data)
Net sales	$2,746,678	$2,836,713	$2,697,604	$2,656,789	$10,937,784
Gross profit	287,665	274,222	169,741	111,848	843,476
Net income (loss) attributable to PPC	119,418	106,541	29,310	(7,324)	247,945
Net income (loss) per share amounts - basic	0.48	0.43	0.12	(0.03)	1.00
Net income (loss) per share amounts - diluted	0.48	0.43	0.12	(0.03)	1.00
Number of days in period	91	91	91	91	364
(a)In the first quarter of 2020, the company recognized a negative adjustment to the previously recognized gain on bargain purchase from the 2019 acquisition of PPL for approximately $1.7 million.
(b)In the third quarter of 2020, the company recognized a negative adjustment to the previously recognized gain on bargain purchase from the 2019 acquisition of PPL for approximately $2.0 million.
(c)On October 15, 2019, the Company acquired 100% of the equity of PPL and its subsidiaries (together, “PPL”) from Danish Crown AmbA for £311.3 million, or $393.3 million for cash. In the fourth quarter of 2019, the Company recognized a gain on bargain purchase of $56.9 million and transaction costs of approximately $1.3 million related to the acquisition of PPL.
(d)In the first quarter of 2018, the Company recognized impairment charges of approximately $0.5 million related to the Luverne, Minnesota plant held for sale. Also in the first quarter of 2018, the Company had transaction costs of approximately $0.2 million related to the acquisition of Moy Park and GNP.
(e)In the second quarter of 2018, the Company recognized impairment charges of approximately $0.1 million related to its 40 North Foods leasehold improvements.
(f)In the third quarter of 2018, the Company recognized impairment charges of approximately $0.3 million related to the Luverne, Minnesota plant held for sale.
(g)In the fourth quarter of 2018, the Company recognized impairment charges of approximately $2.6 million related to Rose Energy Ltd. within its U.K. and Europe reportable segment. Also in the fourth quarter of 2018, the Company recognized nonrecurring charges of $3.0 million and $11.9 million related to Hurricane Michael and Hurricane Maria, respectively. Hurricane Michael hit the Company’s Live Oak complex in October 2018, causing two days of plant closure. Hurricane Maria hit the Company’s Puerto Rico complex in September 2017, causing six months of plant closure.
SCHEDULE II
PILGRIM’S PRIDE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged to Operating Results	Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Trade Accounts and Other Receivables—
Allowance for Doubtful Accounts:
2020	$7,467	$94	$186	$574	(a)	$7,173
2019	8,057	1,690	110	2,390	(a)	7,467
2018	8,145	1,633	(39)	1,682	(a)	8,057
Trade Accounts and Other Receivables—
Allowance for Sales Adjustments:
2020	$8,380	$287,193	$—	$289,571	(b)	$6,002
2019	12,987	267,165	—	271,772	(b)	8,380
2018	9,477	254,135	—	250,625	(b)	12,987
Deferred Tax Assets—
Valuation Allowance:
2020	$33,522	$156	$—	$—	(c)	$33,678
2019	26,150	—	8,190	818	(c)	33,522
2018	14,479	11,776	—	105	(c)	26,150
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 27, 2020. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 27, 2020, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 27, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PPC's management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2020 based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control Integrated Framework (2013). Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 27, 2020.
KPMG LLP, an independent registered public accounting firm which audited our Consolidated Financial Statements included in this Form 10-K, has issued an unqualified report on the effectiveness of the Company’s internal control over financial reporting as of December 27, 2020. That report is included in this Item 9A of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Pilgrim’s Pride Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Pilgrim’s Pride Corporation’s and subsidiaries’ (the Company) internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2020 and December 29, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year December 27, 2020 and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 10, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 10, 2021

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
The other information required by Item 10 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan Category(a)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(b)	Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by securities holders	161,411	$30.94	1,838,589
Equity compensation plans not approved by securities holders	—	—	—
Total	161,411	$30.94	1,838,589
(a)The table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 27, 2020. For additional information concerning terms of the LTIP, see Part II. Item 8, Notes to Consolidated Financial Statements, “Note 16. Incentive Compensation” in this annual report.
(b)These amounts represent restricted stock units outstanding, but not yet vested, under the 2019 LTIP as of December 27, 2020.
The other information required by Item 12 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements
(i)The financial statements and schedules listed in the index to financial statements and schedules on page 1 of this annual report are filed as part of this annual report.
(ii)All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.
(iii)The financial statements schedule entitled “Valuation and Qualifying Accounts and Reserves” is filed as part of this annual report on page 94.
(b)Exhibits
Exhibit Number

2.1
Share Purchase Agreement, dated as of September 8, 2017, among JBS S.A., Granite Holdings S.à r.l., Onix Investments UK Limited and the Company (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 11, 2017).

2.2
Share Purchase Agreement, dated as of August 25, 2019, by and among Tulip International (UK) Limited and Onix Investments UK Limited (incorporated by reference from Exhibit 2.4 of the Company’s Annual Report Form 10-K filed on February 21, 2020).

2.3
Exhibits to the Share Purchase Agreement, dated as of August 25, 2019, by and among Tulip International (UK) Limited and Onix Investments UK Limited (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K filed on February 21, 2020).

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

4.5	Form of Senior 5.750% Note due 2025 (included in Exhibit 4.3).

4.6	Form of Senior 5.875% Note due 2027 (included in Exhibit 4.4).

4.7	Description of Securities Registered Pursuant to Section 12(b) of the Exchange Act. (incorporated by reference from Exhibit 4.7 of the Company’s Annual Report on Form 10-K filed on February 21, 2020).

10.1	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 30, 2009). †

10.2	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 10, 2012). †

10.3
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

10.4
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

10.5
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

10.6
Multicurrency Revolving Facility Agreement, dated as of June 2, 2018, by and among Moy Park Holdings (Europe) Limited, certain of its subsidiaries, the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on June 12, 2018).

10.7
Fourth Amended and Restated Credit Agreement, dated as of July 20, 2018, by and among Pilgrim’s Pride Corporation, certain of its subsidiaries, CoBank ACB, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on July 24, 2018).

10.8
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

10.9	2019 Pilgrim’s Pride Corporation Long-Term Incentive Plan (incorporated by reference from Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on February 21, 2020).†

10.10	Incentive Compensation Agreement, dated as of 03/22/2019, between Jayson Penn and the Company.†

21	Subsidiaries of Registrant.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement

Item 16. Form 10-K Summary

    None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2021.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Fabio Sandri
Fabio Sandri
President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT that the undersigned officers and directors of Pilgrim’s Pride Corporation do hereby constitute and appoint Fabio Sandri as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorney-in-fact and agent, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gilberto Tomazoni	Chairman of the Board	February 10, 2021
Gilberto Tomazoni

/s/ Fabio Sandri	President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	February 10, 2021
Fabio Sandri	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

/s/ Farha Aslam	Director	February 10, 2021
Farha Aslam

/s/ Arquimedes A. Celis	Director	February 10, 2021
Arquimedes A. Celis

/s/ Michael L. Cooper	Director	February 10, 2021
Michael L. Cooper

/s/ Wallim Cruz de Vasconcellos Junior	Director	February 10, 2021
Wallim Cruz de Vasconcellos Junior

/s/ Charles Macaluso	Director	February 10, 2021
Charles Macaluso

/s/ Denilson Molina	Director	February 10, 2021
Denilson Molina

/s/ Andre Nogueira de Souza	Director	February 10, 2021
Andre Nogueira de Souza

/s/ Vincent Trius	Director	February 10, 2021
Vincent Trius