Form 10-K/A
period 2020-12-27
PILGRIMS PRIDE CORP
filed 2021-02-16
CIK 802481

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

Explanatory Note
We are filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 27, 2020 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on February 11, 2021 (the “Original Filing Date”), solely to correct an administrative error in the content of Exhibit 23.1, Consent of Independent Registered Public Accounting Firm (the “Consent”) that resulted in an improperly worded auditor’s consent. A new Exhibit 23.1 with the appropriate corrections is filed as Exhibit 23.1 attached hereto.
Except as described above, no changes have been made to the Original Form 10-K and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains a new certification for our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 have been omitted from such certification.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Exhibit Number

23.1	Consent of KPMG LLP.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date:	February 16, 2021	By:	/s/ Fabio Sandri
Fabio Sandri
President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer