Form 10-Q
period 2021-03-28
PILGRIMS PRIDE CORP
filed 2021-04-29
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of April 28, 2021, was 243,666,063.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 28, 2021	December 27, 2020
	(In thousands)
Cash and cash equivalents	$367,015	$547,624
Restricted cash and cash equivalents	43,225	782
Trade accounts and other receivables, less allowance for doubtful accounts	800,838	741,992
Accounts receivable from related parties	1,227	1,084
Inventories	1,439,915	1,358,793
Income taxes receivable	59,026	69,397
Prepaid expenses and other current assets	164,744	183,039
Total current assets	2,875,990	2,902,711
Deferred tax assets	5,358	5,471
Other long-lived assets	25,744	24,780
Operating lease assets, net	279,795	288,886
Identified intangible assets, net	592,182	589,913
Goodwill	1,019,323	1,005,245
Property, plant and equipment, net	2,682,369	2,657,491
Total assets	$7,480,761	$7,474,497

Accounts payable	$1,025,249	$1,028,710
Accounts payable to related parties	9,556	9,650
Revenue contract liabilities	35,334	65,918
Accrued expenses and other current liabilities	606,759	807,847
Income taxes payable	9,204	—
Current maturities of long-term debt	25,457	25,455
Total current liabilities	1,711,559	1,937,580
Noncurrent operating lease liability, less current maturities	208,152	217,432
Long-term debt, less current maturities	2,350,429	2,255,546
Deferred tax liabilities	360,015	339,831
Other long-term liabilities	114,850	148,761
Total liabilities	4,745,005	4,899,150
Common stock	2,613	2,612
Treasury stock	(345,134)	(345,134)
Additional paid-in capital	1,956,375	1,954,334
Retained earnings	1,072,777	972,569
Accumulated other comprehensive income (loss)	37,279	(20,620)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,723,910	2,563,761
Noncontrolling interest	11,846	11,586
Total stockholders’ equity	2,735,756	2,575,347
Total liabilities and stockholders’ equity	$7,480,761	$7,474,497
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 28, 2021	March 29, 2020
	(in thousands, except per share data)
Net sales	$3,273,425	$3,074,928
Cost of sales	3,012,182	2,897,829
Gross profit	261,243	177,099
Selling, general and administrative expense	102,779	92,713
Operating income	158,464	84,386
Interest expense, net of capitalized interest	30,334	32,688
Interest income	(2,366)	(1,690)
Foreign currency transaction loss (gain)	2,514	(18,385)
Miscellaneous, net	(7,844)	(34,188)
Income before income taxes	135,826	105,961
Income tax expense	35,358	38,512
Net income	100,468	67,449
Less: Net income attributable to noncontrolling interests	260	181
Net income attributable to Pilgrim’s Pride Corporation	$100,208	$67,268

Weighted average shares of Pilgrim's Pride Corporation common stock outstanding:
Basic	243,580	249,347
Effect of dilutive common stock equivalents	278	275
Diluted	243,858	249,622

Net income attributable to Pilgrim's Pride Corporation per share of common stock outstanding:
Basic	$0.41	$0.27
Diluted	$0.41	$0.27
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 28, 2021	March 29, 2020
	(in thousands)
Net income	$100,468	$67,449
Other comprehensive income:
Foreign currency translation adjustment:
Gains (losses) arising during the period	33,291	(96,765)
Derivative financial instruments designated as cash flow hedges:
Gains arising during the period	1,468	4,048
Income tax effect	7	—
Reclassification to net earnings for losses (gains) realized	(168)	742
Income tax effect	(32)	—
Available-for-sale securities:
Gains arising during the period	—	12
Income tax effect	—	(3)
Defined benefit plans:
Gains (losses) arising during the period	29,227	(10,810)
Income tax effect	(6,330)	2,705
Reclassification to net earnings of losses realized	571	376
Income tax effect	(135)	(93)
Total other comprehensive income (loss), net of tax	57,899	(99,788)
Comprehensive income (loss)	158,367	(32,339)
Less: Comprehensive income attributable to noncontrolling interests	260	181
Comprehensive income (loss) attributable to Pilgrim's Pride Corporation	$158,107	$(32,520)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended March 28, 2021	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 27, 2020	261,185	$2,612	(17,673)	$(345,134)	$1,954,334	$972,569	$(20,620)	$11,586	$2,575,347
Net income	—	—	—	—	—	100,208	—	260	100,468
Other comprehensive income, net of tax	—	—	—	—	—	—	57,899	—	57,899
Stock-based compensation plans:
Common stock issued under compensation plans	153	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	2,042	—	—	—	2,042
Balance at March 28, 2021	261,338	$2,613	(17,673)	$(345,134)	$1,956,375	$1,072,777	$37,279	$11,846	$2,735,756

Three Months Ended March 29, 2020	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2019	261,119	$2,611	(11,547)	$(234,892)	$1,955,261	$877,812	$(75,129)	$10,397	$2,536,060
Net income	—	—	—	—	—	67,268	—	181	67,449
Other comprehensive loss, net of tax	—	—	—	—	—	—	(99,788)	—	(99,788)
Stock-based compensation plans:
Common stock issued under compensation plans	66	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	676	—	—	—	676
Common stock purchased under share repurchase program	—	—	(1,466)	(27,906)	—	—	—	—	(27,906)
Balance at March 29, 2020	261,185	$2,612	(13,013)	$(262,798)	$1,955,936	$945,080	$(174,917)	$10,578	$2,476,491
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Cash flows from operating activities:
Net income	$100,468	$67,449
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	86,532	79,773
Deferred income tax expense	12,483	17,023
Gain on property disposals	(2,396)	(521)
Stock-based compensation	2,042	676
Loan cost amortization	1,215	1,212
Accretion of discount related to Senior Notes	246	246
Amortization of premium related to Senior Notes	(167)	(167)
Loss (gain) on equity-method investments	(4)	309
Negative adjustment to previously recognized gain on bargain purchase	—	1,740
Changes in operating assets and liabilities:
Trade accounts and other receivables	(54,892)	(26,296)
Inventories	(82,550)	9,333
Prepaid expenses and other current assets	20,228	(22,419)
Accounts payable, accrued expenses and other current liabilities	(240,183)	(108,004)
Income taxes	25,440	(16)
Long-term pension and other postretirement obligations	(10,841)	(6,282)
Other operating assets and liabilities	(1,172)	7,008
Cash provided by (used in) operating activities	(143,551)	21,064
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(102,167)	(77,168)
Proceeds from property disposals	13,074	632
Purchase of acquired business, net of cash acquired	—	(1,740)
Cash used in investing activities	(89,093)	(78,276)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	328,932	356,547
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(235,292)	(13,396)
Payment of equity distribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	(650)	—
Purchase of common stock under share repurchase program	—	(27,906)
Cash provided by financing activities	92,990	315,245
Effect of exchange rate changes on cash and cash equivalents	1,488	(2,193)
Increase (decrease) in cash, cash equivalents and restricted cash	(138,166)	255,840
Cash, cash equivalents and restricted cash, beginning of period	548,406	280,577
Cash, cash equivalents and restricted cash, end of period	$410,240	$536,417
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    GENERAL
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 117 countries. Pilgrim’s fresh products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated, processed sausages, bacon, slow-cooked, smoked meat and gammon joints. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts, pre-packed meats, sandwich, deli counter meats, pulled pork balls, meat balls and coated foods. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of March 28, 2021, Pilgrim’s had approximately 54,900 employees. As of March 28, 2021, PPC had the capacity to process approximately 45.8 million birds per work week for a total of more than 13.4 billion pounds of live chicken annually. Approximately 4,800 contract growers supply chicken for the Company’s operations. As of March 28, 2021, PPC had the capacity to process approximately 47,000 pigs per week for a total of 479.2 million pounds of live pork annually and approximately 290 contract growers supply pork for the Company's operations. As of March 28, 2021, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 80.2% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 2021 are not necessarily indicative of the results that may be expected for the year ending December 26, 2021. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2020.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2021) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The three months ended March 28, 2021 represents the period from December 28, 2020 through March 28, 2021. The three months ended March 29, 2020 represents the period from December 30, 2019 through March 29, 2020.
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
The functional currency of the Company's U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company's operations in France and the Netherlands is the euro. For foreign currency-

denominated entities other than the Company's Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. For the Company's Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records, as well as foreign currency transaction gains and losses, are reflected in Foreign currency transaction loss (gain) in the Condensed Consolidated Statements of Income.
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 28, 2021	December 27, 2020
	(In thousands)
Cash and cash equivalents	$367,015	$547,624
Restricted cash	43,225	782
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$410,240	$548,406
Recent Accounting Pronouncements Adopted as of December 28, 2020
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption of this guidance did not have a material impact on our financial statements.
In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. This update also specifies that for the purpose of applying paragraph 815-10-15-1419(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. The entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. The adoption of this guidance did not have a material impact on our financial statements.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which provided codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements. Additionally, changes to clarify the codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities were also included in this update. The adoption of this guidance did not have a material impact on our financial statements.
Recent Accounting Pronouncements Not Yet Adopted as of March 28, 2021
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the application of current GAAP to existing contracts, hedging relationships and other transactions affected by reference rate reform. The new guidance will ease the transition to new reference rates by allowing entities to update contracts and hedging relationships without applying many of the contract modification requirements specific to those contracts. The provisions of the new guidance will be effective beginning March 12, 2020, extending through December 31, 2022 with the option to apply the guidance at any point during that time period. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides further clarification on the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. Once an entity elects an expedient or exception it must be applied to all eligible contracts or transactions. We currently have hedging transactions and debt agreements that reference LIBOR and will apply the new guidance as these contracts are modified to reference other rates.
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
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended March 28, 2021
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S. chicken	$1,597,423	$194,272	$113,971	$93,893	$1,999,559
U.K. and Europe chicken	210,445	216,313	63,551	11,602	501,911
Mexico chicken	372,721	27,404	—	19,006	419,131
Total chicken	2,180,589	437,989	177,522	124,501	2,920,601
U.K. and Europe pork	176,441	159,809	15,831	743	352,824
Total net sales	$2,357,030	$597,798	$193,353	$125,244	$3,273,425

	Three Months Ended March 29, 2020
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S. chicken	$1,541,640	$216,087	$58,854	$110,299	$1,926,880
U.K. and Europe chicken	231,953	194,405	59,112	15,703	501,173
Mexico chicken	292,912	24,971	—	7,903	325,786
Total chicken	2,066,505	435,463	117,966	133,905	2,753,839
U.K. and Europe pork	164,682	117,630	18,050	20,727	321,089
Total net sales	$2,231,187	$553,093	$136,016	$154,632	$3,074,928

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
Taxes
The Company excludes all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, sales, use, value added and some excise taxes) from the transaction price.
Contract Balances
The Company receives payment from customers based on terms established with the customer. Payments are typically due within two weeks of delivery. Revenue contract liabilities relate to payments received in advance of satisfying the performance under the customer contract. The revenue contract liability relates to customer prepayments and the advanced consideration, such as cash, received from governmental agency contracts for which performance obligations to the end customer have not been satisfied.
Changes in the revenue contract liabilities balance are as follows:

March 28, 2021
(In thousands)
Balance, beginning of period	$65,918
Revenue recognized	(48,218)
Cash received, excluding amounts recognized as revenue during the period	17,634
Balance, end of period	$35,334
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
3.     DERIVATIVE FINANCIAL INSTRUMENTS
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
Undesignated contracts may include contracts not designated as a hedge or for which the normal purchase normal sales (“NPNS”) exception was not elected, contracts that do not qualify for hedge accounting and derivatives that do not or no longer qualify for the NPNS scope exception. The fair value of each of these derivatives is recognized in the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of each derivative are recognized immediately in the Condensed Consolidated Statements of Income within Net sales, Cost of sales, Selling, general and administrative expense, or Foreign currency transaction loss (gain) depending on the risk the derivative is intended to mitigate. While management believes these instruments help mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive record keeping requirements.
The Company has elected not to apply the NPNS exemption to a fixed-price product sales contract with a certain customer in order to mitigate various risk exposures and to try to achieve an accounting result that aligns the accounting for the derivative with the economics achieved through the use of the derivative. Transactions originating from this contact are accounted for as undesignated derivatives and recognized at fair value.
The Company does not apply hedge accounting treatment to certain derivative financial instruments that it has purchased to mitigate commodity purchase exposures in the U.S. and Mexico or foreign currency transaction exposures on our Mexico operations. Therefore, the Company recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Foreign currency transaction loss (gain) and Cost of sales in the Condensed Consolidated Statements of Income.
The Company does apply hedge accounting to certain derivative financial instruments related to its U.K. and Europe reportable segment that it has purchased to mitigate foreign currency transaction exposures. Before the settlement date of the financial derivative instruments, the Company recognizes changes in the fair value of the cash flow hedge into accumulated other comprehensive income (“AOCI”). When the derivative financial instruments are settled, the amount in AOCI is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line item Net sales and Cost of sales in the Condensed Consolidated Statements of Income.
The Company does apply hedge accounting to a derivative financial instrument related to its U.S. reportable segment that it has purchased to mitigate variable interest rate exposures. The interest rate swap has monthly settlement dates. Upon each settlement date, the Company recognizes changes in the fair value of the cash flow hedge into AOCI. Upon settlement of the derivative instrument, the amount in AOCI is then reclassified to earnings. Gains or losses related to the interest rate swap derivative financial instrument are included in the line item Interest expense, net of capitalized interest in the Condensed Consolidated Statements of Income.

Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	March 28, 2021	December 27, 2020
	(In thousands)
Fair values:
Commodity derivative assets	$6,074	$24,059
Commodity derivative liabilities	(13,863)	(6,531)
Foreign currency derivative assets	2,410	2,204
Foreign currency derivative liabilities	(7,180)	(428)
Interest rate swap derivative liabilities	(538)	(640)
Sales contract derivative liabilities	(18,104)	—
Cash collateral posted with brokers(a)	43,169	782
Derivatives coverage(b):
Corn	13.8%	16.0%
Soybean meal	21.0%	24.0%
Period through which stated percent of needs are covered:
Corn	May 2022	December 2021
Soybean meal	January 2022	December 2021
(a)Collateral posted with brokers consists primarily of cash, short-term treasury bills, or other cash equivalents.
(b)Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.
    The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

Type of Derivative Contract	Three Months Ended March 28, 2021	Three Months Ended March 29, 2020	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Foreign currency derivatives gain	$(5,340)	$(33,031)	Foreign currency transaction loss (gain)
Commodity derivative loss (gain)	(17,378)	5,271	Cost of sales
Sales contract derivative loss	18,104	—	Net sales
Total	$(4,614)	$(27,760)
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Foreign currency derivatives	$1,485	$4,123
Interest rate swap derivatives	(29)	—
Total	$1,456	$4,123

	Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Foreign currency derivatives	$300	$(742)
Interest rate swap derivatives	(132)	—
Total	$168	$(742)
At March 28, 2021, the pre-tax deferred net gains on foreign currency derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months are $1.8 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
At March 28, 2021, the pre-tax deferred net losses on interest rate swap derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months are $0.5 million. This expectation is based on the anticipated settlements on the hedged interest rate that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	March 28, 2021	December 27, 2020
	(In thousands)
Trade accounts receivable	$731,988	$691,499
Notes receivable	28,484	25,712
Other receivables	47,749	31,954
Receivables, gross	808,221	749,165
Allowance for doubtful accounts	(7,383)	(7,173)
Receivables, net	$800,838	$741,992

Accounts receivable from related parties(a)	$1,227	$1,084
(a)    Additional information regarding accounts receivable from related parties is included in “Note 16. Related Party Transactions.”
Activity in the allowance for doubtful accounts was as follows:

March 28, 2021
(In thousands)
Balance, beginning of period	$(7,173)
Provision charged to operating results	(266)
Account write-offs and recoveries	(1)
Effect of exchange rate	57
Balance, end of period	$(7,383)

5.    INVENTORIES
Inventories consisted of the following:

	March 28, 2021	December 27, 2020
	(In thousands)
Raw materials and work-in-process	$966,319	$868,369
Finished products	343,772	356,052
Operating supplies	61,560	66,495
Maintenance materials and parts	68,264	67,877
Total inventories	$1,439,915	$1,358,793

6.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. The following table summarizes our investments in available-for-sale securities:

	March 28, 2021		December 27, 2020
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$123,658	$123,658	$178,677	$178,677
Gross realized gains during the three months ended March 28, 2021 and three months ended March 29, 2020 related to the Company’s available-for-sale securities totaled $2.1 million and $1.5 million while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the three months ended March 28, 2021 and March 29, 2020 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the three months ended March 28, 2021 and March 29, 2020 are disclosed in “Note 12. Stockholders’ Equity”.
7.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the three months ended March 28, 2021 was as follows:

	December 27, 2020	Currency Translation	March 28, 2021
	(In thousands)
U.S.	$41,936	$—	$41,936
U.K. and Europe	835,505	14,078	849,583
Mexico	127,804	—	127,804
Total	$1,005,245	$14,078	$1,019,323

Identified intangible assets consisted of the following:

	December 27, 2020	Amortization	Currency Translation	March 28, 2021
	(In thousands)
Cost:
Trade names	$78,343	$—	$—	$78,343
Customer relationships	297,062	—	2,299	299,361
Non-compete agreements	320	—	—	320
Trade names not subject to amortization	405,240	—	6,643	411,883
Accumulated amortization:
Trade names	(47,486)	(492)	—	(47,978)
Customer relationships	(143,246)	(5,321)	(860)	(149,427)
Non-compete agreements	(320)	—	—	(320)
Total	$589,913	$(5,813)	$8,082	$592,182
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	5-16 years
Trade names	3-20 years
Non-compete agreements	3 years
At March 28, 2021, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its identified intangible assets subject to amortization at that date.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	March 28, 2021	December 27, 2020
	(In thousands)
Land	$246,271	$255,171
Buildings	1,975,578	1,983,823
Machinery and equipment	3,296,982	3,230,199
Autos and trucks	73,760	73,647
Finance leases	2,182	2,182
Construction-in-progress	233,867	199,161
PP&E, gross	5,828,640	5,744,183
Accumulated depreciation	(3,146,271)	(3,086,692)
PP&E, net	$2,682,369	$2,657,491
The Company recognized depreciation expense of $80.7 million and $74.5 million during the three months ended March 28, 2021 and March 29, 2020, respectively.
During the three months ended March 28, 2021, Pilgrim's spent $102.2 million on capital projects and transferred $68.3 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the three months ended March 28, 2021 to improve efficiencies and reduce costs. During the three months ended March 29, 2020, the Company spent $77.2 million on capital projects and transferred $87.2 million of completed projects from construction-in-progress to depreciable assets.
During the three months ended March 28, 2021, the Company sold certain PP&E for $13.1 million in cash and recognized net gain on these sales of $2.4 million. PP&E sold during the three months ended March 28, 2021 consisted of a broiler farm in Mexico, a processing plant within the U.K. and other miscellaneous equipment. During the three months ended March 29, 2020, the Company sold miscellaneous equipment for cash of $0.6 million and recognized a net gain on these sales of $0.5 million.
The Company has closed or idled various facilities in the U.S. and in the U.K. Neither the Board of Directors nor JBS has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of March 28, 2021, the carrying amounts of these idled assets totaled $45.0 million based on depreciable value of $234.7 million and accumulated depreciation of $189.7 million.
As of March 28, 2021, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its property, plant and equipment held for use at that date.
9.    CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	March 28, 2021	December 27, 2020
	(In thousands)
Accounts payable:
Trade accounts	$942,100	$904,674
Book overdrafts	66,820	106,435
Other payables	16,329	17,601
Total accounts payable	1,025,249	1,028,710
Accounts payable to related parties(a)	9,556	9,650
Revenue contract liabilities(b)	35,334	65,918
Accrued expenses and other current liabilities:
Compensation and benefits	154,591	189,767
Taxes	72,629	67,812
Current maturities of operating lease liabilities	70,994	71,592
Insurance and self-insured claims	65,586	61,212
Derivative liabilities	39,685	7,599
Accrued sales rebate	30,315	44,708
Interest and debt-related fees	28,146	29,559
U.S. Department of Justice agreement	—	110,524
Legal settlement	—	75,000
Other accrued expenses	144,813	150,074
Total accrued expenses and other current liabilities	606,759	807,847
Total accounts payable, accrued expenses and other current liabilities	$1,676,898	$1,912,125
(a)    Additional information regarding accounts payable to related parties is included in “Note 16. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 2. Revenue Recognition.”
10.    INCOME TAXES
The Company recorded income tax expense of $35.4 million, a 26.0% effective tax rate, for the three months ended March 28, 2021 compared to income tax expense of $38.5 million, a 36.3% effective tax rate, for the three months ended March 29, 2020. The decrease in income tax expense in 2021 resulted primarily from the effects of foreign currency fluctuations.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 28, 2021, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the three months ended March 28, 2021 and March 29, 2020, there is a tax effect of $(6.5) million and $2.6 million, respectively, reflected in other comprehensive income.
For the three months ended March 28, 2021 and March 29, 2020, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to stock-based compensation.
The Company and its subsidiaries file a variety of consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In general, tax returns filed by the Company and its subsidiaries for years prior to 2011 are no longer subject to examination by tax authorities.
As of July 27, 2020, JBS owns in excess of 80% of Pilgrim's. JBS has a federal tax election to file a consolidated tax return with subsidiaries in which it holds an ownership of at least 80%. The Company is currently analyzing the related impacts to our federal and state tax return filings.

11.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	March 28, 2021	December 27, 2020
		(In thousands)
Senior notes payable, net of premium and discount at 5.75%	2025	$1,001,592	$1,001,693
Senior notes payable, net of discount at 5.875%	2027	845,329	845,149
U.S. Credit Facility (defined below):
Term note payable at 1.37%	2023	443,750	450,000
Revolving note payable at 1.36%	2023	100,000	—
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	2022	32	38
Finance lease obligations	Various	1,561	1,664
Long-term debt		2,392,264	2,298,544
Less: Current maturities of long-term debt		(25,457)	(25,455)
Long-term debt, less current maturities		2,366,807	2,273,089
Less: Capitalized financing costs		(16,378)	(17,543)
Long-term debt, less current maturities, net of capitalized financing costs		$2,350,429	$2,255,546
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
On April 8, 2021, the Company announced the early tender results in connection with its previously announced offer to purchase for cash any and all of the $1.0 billion aggregate principal amount of the Senior Notes due 2025. Outstanding principal totaling $896.1 million, representing 89.6% of the Senior Notes due 2025, was validly tendered. On April 14, 2021, the Company redeemed $103.9 million, which represented the remaining outstanding principal balance of the Senior Notes due 2025. Tender and call premium of $21.3 million, capitalized financing costs of $4.7 million, remaining original issue premium of $2.6 million from the add-on offering in September 2017 and remaining original issue discount of $1.1 million from the add-on offering in March 2018 will be recognized in earnings during the second quarter of 2021.
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
On April 8, 2021, the Company completed a sale of $1.0 billion aggregate principal amount of its 4.25% sustainability-linked senior notes due 2031 (“Senior Notes due 2031”). The Company used the net proceeds, together with cash on hand, to redeem the Senior Notes due 2025. The issuance price of this offering was 98.994%, which created gross proceeds of $989.9 million. The $10.1 million discount will be amortized over the remaining life of the Senior Notes due 2031. Each issuance of the Senior Notes due 2031 is treated as a single class for all purposes under the 2021 Indenture (defined below) and have the same terms.
The Senior Notes due 2031 are governed by, and were issued pursuant to, an indenture dated as of April 8, 2021 by and among the Company, its guarantor subsidiaries and Regions Bank, as trustee (the “2021 Indenture”). The 2021 Indenture provides, among other things, that the Senior Notes due 2031 bear interest at a rate of 4.25% per annum payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. From and including October 15, 2026, the interest rate payable on the notes shall be increased to 4.50% per annum unless the Company has notified the trustee at least 30 days prior to October 15, 2026 that in respect of the year ended December 31, 2025, (1) the Company’s greenhouse gas emissions intensity reduction target of 17.679% by December 31, 2025 from a 2019 baseline (the “Sustainability Performance Target”) has been satisfied and (2) the satisfaction of the Sustainability Performance Target has been confirmed by a qualified provider of third-party assurance or attestation services appointed by the Company to review the Company’s statement of the greenhouse gas emissions intensity in accordance with its customary procedures.
The Senior Notes due 2025, the Senior Notes due 2027 and the Senior Notes due 2031 were and are each guaranteed on a senior unsecured basis by the Company’s guarantor subsidiaries. In addition, any of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2027 and the Senior Notes due 2031. The Senior Notes due 2025, the Senior Notes due 2027 and the Senior Notes due 2031 and related guarantees were and are unsecured senior obligations of the Company and its guarantor subsidiaries and rank equally with all of the Company’s and its guarantor subsidiaries’ other unsubordinated indebtedness. The Senior Notes due 2027, the 2017 Indenture, the Senior Notes due 2031 and the 2021 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2027 and the Senior Notes due 2031, respectively, when due, among others.
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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of March 28, 2021, the Company had outstanding borrowings under the term loan commitment of $443.8 million. As of March 28, 2021, the Company had outstanding borrowings, outstanding letters of credit and available borrowings under the revolving credit commitment of $100.0 million, $39.7 million and $610.3 million, respectively.
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
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (1) LIBOR or, in relation to any loan in euros, EURIBOR, plus (2) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park's subsidiaries. As of March 28, 2021, the U.S. dollar-equivalent loan commitment and borrowing availability were both $137.9 million. As of March 28, 2021, there were no outstanding borrowings under the Bank of Ireland Facility Agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of the Company's Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.5%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of March 28, 2021, the U.S. dollar-equivalent of the loan commitment and borrowing availability were both $72.9 million. As of March 28, 2021, there were no outstanding borrowings under the Mexico Credit Facility.
12.    STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Income
The following tables provide information regarding the changes in accumulated other comprehensive income:

	Three Months Ended March 28, 2021(a)
	Gains Related to Foreign Currency Translation	Gains on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$82,782	$(1,191)	$(102,211)	$—	$(20,620)
Other comprehensive income before reclassifications	33,291	1,463	22,897	—	57,651
Amounts reclassified from accumulated other comprehensive income to net income	—	(200)	436	—	236
Currency translation	—	12	—	—	12
Net current period other comprehensive income	33,291	1,275	23,333	—	57,899
Balance, end of period	$116,073	$84	$(78,878)	$—	$37,279
(a)     All amounts are net of tax. Amounts in parentheses represent income (expenses) related to results of operations.

	Three Months Ended March 29, 2020(a)
	Losses Related to Foreign Currency Translation	Gains on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(1,108)	$(2,406)	$(71,615)	$—	$(75,129)
Other comprehensive income (loss) before reclassifications	(96,765)	4,123	(8,105)	9	(100,738)
Amounts reclassified from accumulated other comprehensive loss to net income	—	742	283	—	1,025
Currency translation	—	(75)	—	—	(75)
Net current period other comprehensive income (loss)	(96,765)	4,790	(7,822)	9	(99,788)
Balance, end of period	$(97,873)	$2,384	$(79,437)	$9	$(174,917)
(a)    All amounts are net of tax. Amounts in parentheses represent income (expenses) related to results of operations.

	Amount Reclassified from Accumulated Other Comprehensive Income(a)
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 28, 2021	Three Months Ended March 29, 2020	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gain on settlement of foreign currency derivatives classified as cash flow hedges	$278	$—	Net sales
Realized gain (loss) on settlement of foreign currency derivatives classified as cash flow hedges	22	(742)	Cost of sales
Realized loss on settlement of interest rate swap derivatives classified as cash flow hedges	(132)	—	Interest expense, net of capitalized interest
Amortization of pension and other postretirement plan actuarial losses(b)	(571)	(375)	Miscellaneous, net
Total before tax	(403)	(1,117)
Tax expense	167	93
Total reclassification for the period	$(236)	$(1,024)
(a)    Positive amounts represent income to the results of operations while amounts in parentheses represent expenses to the results of operations.
(b)    These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See “Note 13. Pension and Other Postretirement Benefits.”

Share Repurchase Program and Treasury Stock
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of March 28, 2021, the Company had repurchased approximately 6.3 million shares under this program with a market value of approximately $113.4 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock.
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
13.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim's Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim's Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund (together, the “U.K. Plans”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $5.3 million and $3.6 million in the three months ended March 28, 2021 and March 29, 2020, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Three Months Ended
	March 28, 2021		March 29, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$404,194	$1,593	$369,066	$1,527
Interest cost	1,450	5	2,039	9
Actuarial gain	(27,980)	(53)	(29,447)	(17)
Benefits paid	(4,583)	(42)	(4,746)	(40)
Prior service cost	—	—	6	—
Currency translation loss (gain)	3,674	—	(9,019)	—
Projected benefit obligation, end of period	$376,755	$1,503	$327,899	$1,479

	Three Months Ended
	March 28, 2021		March 29, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in plan assets
Fair value of plan assets, beginning of period	$305,983	$—	$294,589	$—
Actual return on plan assets	4,291	—	(37,302)	—
Contributions by employer	3,916	42	2,172	40
Benefits paid	(4,828)	(42)	(4,746)	(40)
Expenses paid from assets	(78)	—	(438)	—
Currency translation gain (loss)	3,145	—	(8,226)	—
Fair value of plan assets, end of period	$312,429	$—	$246,049	$—

	March 28, 2021		December 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Funded status
Unfunded benefit obligation, end of period	$(64,326)	$(1,503)	$(98,211)	$(1,593)

	March 28, 2021		December 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period
Current liability	$(2,962)	$(168)	$(7,510)	$(169)
Long-term liability	(61,364)	(1,335)	(90,701)	(1,424)
Recognized liability	$(64,326)	$(1,503)	$(98,211)	$(1,593)

	March 28, 2021		December 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in accumulated other comprehensive loss at end of period
Net actuarial loss	$65,831	$120	$95,522	$174
The accumulated benefit obligation for the Company's defined benefit pension plans was $376.8 million and $404.2 million at March 28, 2021 and December 27, 2020, respectively. Each of the Company's defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both March 28, 2021 and December 27, 2020. As of March 28, 2021, the weighted average duration of the Company's defined benefit pension obligation is 19.61 years.

Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended
	March 28, 2021		March 29, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,450	$5	$2,039	$9
Estimated return on plan assets	(2,641)	—	(3,283)	—
Expenses paid from assets	78	—	444	—
Amortization of net loss	565	1	376	—
Amortization of past service cost	5	—	—	—
Net costs(a)	$(543)	$6	$(424)	$9
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	March 28, 2021		December 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period
Discount rate	2.36%	2.37%	1.83%	1.80%

	Three Months Ended
	March 28, 2021		March 29, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost
Discount rate	1.83%	1.80%	2.72%	2.77%
Expected return on plan assets	3.53%	NA	2.31%	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company's pension and other benefit obligations. The discount rate assumptions used to determine future pension obligations at March 28, 2021 and December 27, 2020 were based on Prudential Financial, Inc.'s (“Prudential”) Pru Above Mean yield curve and Aon, PLC's (“Aon”) AA Only Above Median yield curve, which were designed by Prudential and Aon, respectively, to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The Pru Above Mean yield curve and the AA Only Above Median yield curve each represent a series of annual discount rates from bonds with an AA minimum average credit quality rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan's payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of March 28, 2021 and December 27, 2020, the U.S. pension and other postretirement benefit plans used variations of the Pri-2012 mortality table and the MP2020 mortality improvement scale. As of March 28, 2021 and December 27, 2020, the U.K. pension plans used variations of the AxC00 mortality table in combination with the CMI_2019 Sk=7.5 mortality improvement scale for pre-retirement employees and the S3PMA mortality table in combination with the CMI_2019 Sk=7.5 mortality improvement scale for postretirement employees.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(10,085)	$10,618
The expected rate of return on plan assets was primarily based on the determination of an expected return and for each plan's current asset portfolio that the Company believes are likely to prevail over long periods. This determination was made using assumptions for return and volatility of the portfolio. Asset class assumptions were set using a combination of empirical and forward-looking analysis. To the extent historical results were affected by unsustainable trends or events, the effects of those trends or events were quantified and removed. The Company also considered anticipated asset allocations, investment strategies and the views of various investment professionals when developing this rate.
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	March 28, 2021	December 27, 2020
Cash and cash equivalents	2%	1%
Pooled separate accounts for the Union Plan(a):
Equity securities	2%	2%
Fixed income securities	2%	2%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Equity securities	20%	20%
Fixed income securities	12%	13%
Real estate	2%	1%
Pooled separate accounts for the U.K. Plans(a):
Equity securities	35%	35%
Fixed income securities	19%	20%
Real estate	6%	6%
Total assets	100%	100%
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

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of March 28, 2021 and December 27, 2020:

	March 28, 2021				December 27, 2020
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$5,975	$—	$—	$5,975	$1,487	$—	$—	$1,487
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	3,339	—	3,339	—	3,100	—	3,100
Small/Mid U.S. equity funds(e)	—	451	—	451	—	392	—	392
International equity funds(f)	—	2,013	—	2,013	—	1,874	—	1,874
Fixed income funds(g)	—	5,055	—	5,055	—	5,365	—	5,365
PSAs and CCTs for the GK Pension Plan:
Large U.S. equity funds(d)	—	31,190	—	31,190	—	29,602	—	29,602
Small/Mid U.S. equity funds(e)	—	16,602	—	16,602	—	17,569	—	17,569
International equity funds(f)	—	15,682	—	15,682	—	16,320	—	16,320
Fixed income funds(g)	—	37,860	—	37,860	—	38,944	—	38,944
Real estate(h)	—	5,163	—	5,163	—	5,677	—	5,677
PSAs for the U.K. Plans:
Large U.S. equity funds(d)	—	43,792	—	43,792	—	39,002	—	39,002
International equity funds(f)	—	68,524	—	68,524	—	69,251	—	69,251
Fixed income funds(g)	—	59,076	—	59,076	—	60,212	—	60,212
Real estate(h)	—	17,707	—	17,707	—	17,188	—	17,188
Total assets	$5,975	$306,454	$—	$312,429	$1,487	$304,496	$—	$305,983
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
Benefit Payments
The following table reflects the benefits as of March 28, 2021 expected to be paid through 2030 from the Company's pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company's other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2021	$21,520	$127
2022	17,010	163
2023	16,509	156
2024	16,141	149
2025	15,710	140
2026-2030	71,936	555
Total	$158,826	$1,290

As required by funding regulations or laws, the Company anticipates contributing $11.7 million and $0.3 million to its pension plans and other postretirement plans, respectively, during the remainder of 2021.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Income
The amounts in accumulated other comprehensive income that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Three Months Ended
	March 28, 2021		March 29, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss, beginning of period	$95,522	$174	$58,239	$91
Amortization	(570)	(1)	(376)	—
Actuarial gain	(27,980)	(53)	(29,447)	(17)
Asset loss (gain)	(1,505)	—	40,578	—
Currency translation loss (gain)	364	—	(303)	—
Net actuarial loss, end of period	$65,831	$120	$68,691	$74
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
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $4.6 million in the three months ended March 28, 2021 and $3.6 million in the three months ended March 29, 2020.
14.    STOCK-BASED COMPENSATION
For the three months ended March 28, 2021 and March 29, 2020, we recognized total stock-based compensation expense of $2.0 million and $0.7 million, respectively. For the three months ended March 28, 2021 and March 29, 2020, the total income tax benefit recognized for stock-based compensation arrangements was $0.5 million and $0.2 million, respectively.
During the three months ended March 28, 2021, we granted 145,000 time-vesting restricted stock units at a grant date price of $19.73 per unit. Theses awards will vest equally on July 1, 2022, July 1, 2023 and July 1, 2024. We also granted

561,236 performance-based restricted stock units at a grant date price of $22.39 per unit. These awards will convert to time-vesting restricted stock units in the first quarter of 2022 if or when the Compensation Committee of the Company's Board of Directors certifies the achievement of 2021 performance targets. Once converted to time-vesting restricted stock units, the awards will vest equally on December 31, 2022, December 31, 2023, and December 31, 2024. We also granted 400,000 performance-based restricted stock units at a grant date price of $19.73 per unit. These awards will convert to time-vesting restricted stock units in the first quarter of 2024 if or when the Compensation Committee of the Company's Board of Directors certifies the achievement of performance targets over a three-year period of January 1, 2021 through December 31, 2023. Once converted to time-vesting restricted stock units, the awards will vest equally on July 1, 2024, July 1, 2025 and July 1, 2026.
15.    FAIR VALUE MEASUREMENTS
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
As of March 28, 2021 and December 27, 2020, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk and interest rate swap instruments.
The following items were measured at fair value on a recurring basis:

	March 28, 2021		December 27, 2020
	Level 1	Total	Level 1	Total
	(In thousands)
Assets:
Commodity futures instruments	$4,171	$4,171	$13,285	$13,285
Commodity options instruments	1,903	1,903	10,774	10,774
Foreign currency instruments	2,410	2,410	2,204	2,204
Liabilities:
Commodity futures instruments	(5,153)	(5,153)	(4,496)	(4,496)
Commodity options instruments	(8,710)	(8,710)	(2,035)	(2,035)
Foreign currency instruments	(7,180)	(7,180)	(428)	(428)
Interest rate swap instrument	(538)	(538)	(640)	(640)
Sales contract instruments	(18,104)	(18,104)	—	—
See “Note 3. Derivative Financial Instruments” for additional information.
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	March 28, 2021		December 27, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 2 inputs	$(1,001,592)	$(1,021,700)	$(1,001,693)	$(1,024,510)
Fixed-rate senior notes payable at 5.875%, at Level 2 inputs	(845,329)	(901,000)	(845,149)	(911,957)
Secured loans, at Level 3 inputs	(32)	(32)	(38)	(38)
See “Note 11. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at March 28, 2021 or December 27, 2020, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows using weighted average cost of debt of 0.5% for the periods ending March 28, 2021 and December 27, 2020.
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
16.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Sales to related parties
JBS USA Food Company(a)	$3,065	$3,453
JBS Australia Pty. Ltd.	883	786
Combo, Mercado de Congelados	451	73
JBS Chile Ltda.	88	—
Total sales to related parties	$4,487	$4,312

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$56,249	$36,897
Penasul UK LTD	2,318	—
Seara Meats B.V.	1,701	2,643
JBS Global (U.K.) Ltd.	369	226
JBS Asia	5	—
JBS Toledo NV	—	63
Total cost of goods purchased from related parties	$60,642	$39,829

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$23,745	$8,081
Seara Food Europe Holdings	10	—
Total expenditures paid by related parties	$23,755	$8,081

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$16,374	$2,420

	March 28, 2021	December 27, 2020
	(In thousands)
Accounts receivable from related parties
JBS USA Food Company(a)	$478	$714
JBS Australia Pty. Ltd.	437	370
Combo, Mercado de Congelados	296	—
JBS Chile Ltda.	16	—
Total accounts receivable from related parties	$1,227	$1,084

	March 28, 2021	December 27, 2020
	(In thousands)
Accounts payable to related parties
JBS USA Food Company(a)	$7,368	$8,562
Penasul UK LTD	1,396	—
Seara Meats B.V.	524	1,075
JBS Global (U.K.) Ltd.	246	5
Seara Food Europe Holdings	10	—
JBS Chile Ltda.	8	8
JBS Asia	4	—
Total accounts payable to related parties	$9,556	$9,650
(a)    The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of March 28, 2021, approximately $1.4 million of goods purchased from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.
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
17.    REPORTABLE SEGMENTS
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
Additional information regarding reportable segments is as follows:

	Three Months Ended
	March 28, 2021(a)	March 29, 2020(b)

Net sales
U.S.	$1,999,559	$1,926,880
U.K. and Europe	854,734	822,262
Mexico	419,132	325,786
Total	$3,273,425	$3,074,928
(a)For the three months ended March 28, 2021, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $68.1 million. These sales consisted of fresh products and grain.
(b)For the three months ended March 29, 2020, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $56.6 million. These sales consisted of fresh products, prepared products, and grain.

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Reportable segment profit (loss)
U.S.	$68,125	$85,052
U.K. and Europe	10,495	23,190
Mexico	79,830	(23,880)
Eliminations	14	24
Total operating income	158,464	84,386
Interest expense, net of capitalized interest	30,334	32,688
Interest income	(2,366)	(1,690)
Foreign currency transaction loss (gain)	2,514	(18,385)
Miscellaneous, net	(7,844)	(34,188)
Income before income taxes	135,826	105,961
Income tax expense	35,358	38,512
Net income	$100,468	$67,449

	March 28, 2021	December 27, 2020
	(In thousands)
Total assets
U.S.	$5,265,188	$5,189,021
U.K. and Europe	3,044,968	3,034,219
Mexico	1,132,460	1,212,428
Eliminations	(1,961,855)	(1,961,171)
Total assets	$7,480,761	$7,474,497

	March 28, 2021	December 27, 2020
	(In thousands)
Long-lived assets(a)
U.S.	$1,843,425	$1,815,460
U.K. and Europe	837,729	842,049
Mexico	284,780	292,651
Eliminations	(3,770)	(3,783)
Total long-lived assets	$2,962,164	$2,946,377
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
Tax Claims and Proceedings
During 2014 and 2015 the Mexican Tax Authorities opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“APPM”) in regards to tax years 2009 and 2010, respectively. In both instances, the Mexican Tax Authorities claim that controlled company status did not exist for certain subsidiaries because APPM did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Commercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R. L. de C.V. (in 2010). As a result, APPM should have considered dividends paid out of these subsidiaries partially taxable since a portion of the dividend amount was not paid from the net tax profit account (CUFIN). APPM is currently appealing. Amounts under appeal are $29.6 million and $17.9 million for tax years 2009 and 2010, respectively. No loss has been recorded for these amounts at this time.
In re Broiler Chicken Antitrust Litigation
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois (the “Illinois Court”) against PPC and 19 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers (“the Direct Purchaser Plaintiff Class”) and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and April 16, 2021, 72 individual direct action complaints were filed with the Illinois Court by individual direct purchaser entities naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. Subsequent amendments to certain complaints added allegations of price fixing and bid rigging on certain sales, which have been stayed by the Illinois Court pending resolution of the original supply reduction conspiracy. On August 28, 2020, the Illinois Court issued a revised scheduling order through trial, which contemplates the close of all merits fact discovery on June 11, 2021, and summary judgment briefing and related expert reports proceeding from July 2, 2021 to February 22, 2022. The Illinois Court has set a trial date of for a first trial on October 17, 2022. On January 22, 2021, PPC filed oppositions to the indirect purchaser plaintiffs motions for class certification. Briefing on class certification, related expert reports and motions requiring expert testimony is currently scheduled to conclude on May 6, 2021. On March 17, 2021, the defendants filed a motion to amend certain deadlines relating to summary judgment briefing, expert reports, and fact discovery as it relates to certain plaintiffs. As of April 28, 2021, the Illinois Court has yet to rule on the motion.
On January 11, 2021, PPC announced that it had entered into an agreement to settle all claims made by the putative Direct Purchaser Plaintiff Class, which the Illinois Court preliminarily approved February 25, 2021. As a result of this agreement, PPC recognized an expense of $75.0 million within Selling, general and administrative expense in the Consolidated Statements of Income for the year ended December 27, 2020. Pursuant to this agreement, PPC paid the Direct Purchaser Plaintiff Class this amount during the first quarter of 2021.
On February 21, 2017, the Attorney General of Florida (“Florida AG”) issued a civil investigative demand (“CID”) regarding the broiler chicken market. The CID requests, among other things, data and information related to the acquisition and processing of broiler chickens and the sale of chicken products. PPC is cooperating with the Florida AG in producing documents pursuant to the CID.
On August 6, 2020, the Attorney General of Washington (“Washington AG”) issued a CID regarding similar broiler chicken matters that are the subject of Florida CID. The CID requests, among other things, data and information related to the acquisition and processing of broiler chickens and the sale of chicken products. PPC is cooperating with the Washington AG in producing documents pursuant to the CID.
On February 24, 2021, the Attorney General of Louisiana (“Louisiana AG”) issued a CID regarding similar broiler chicken matters that are the subject of Florida CID. The CID requests, among other things, data and information related to the acquisition and processing of broiler chickens and the sale of chicken products. PPC is cooperating with the Louisiana AG in producing documents pursuant to the CID.
On September 1, 2020, the Attorney General of New Mexico filed a complaint in the First Judicial District Court in the County of Santa Fe, New Mexico. The complaint alleges the same claims as those made in the In re Broiler Chicken Antitrust Litigation under New Mexico state law. PPC filed its answer to the complaint on February 1, 2021.
On February 22, 2021, the Attorney General of Alaska filed a complaint in Superior Court in the Third Judicial District in Anchorage, Alaska. The complaint alleges the same claims as those made in the Broilers Antitrust Litigation under Alaska state law. PPC plans to file its answer in due course.
Other Claims and Proceedings
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado (the “Colorado Court”) against PPC and its named executive officers (the “Hogan Litigation”). The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (2) its conduct constituted a violation of federal antitrust laws, (3) PPC’s revenues during the class period were the result of illegal conduct and (4) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive and seeks compensatory damages. On April 4, 2017, the Colorado Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Colorado Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Colorado Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Colorado Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. On June 8, 2020, the plaintiff filed a Second Amended Complaint against the same defendants, based in part on the Indictment (defined below). On July 31, 2020, defendants filed a motion to dismiss the Second Amended Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. The Colorado Court granted the motion to dismiss on April 19, 2021 and issued judgment in favor of defendants.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the U.S. District Court for the Eastern District of Oklahoma (the “Oklahoma Court”) alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Antitrust Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017 for failure to state a claim under Rule 12(b)(6) of the Federal Rules of Civil Procedure. The Oklahoma Court granted only certain other defendants’ motions challenging jurisdiction. On January 6, 2020, the Oklahoma Court denied the pending Rule 12 motion, and lifted the stay on discovery. The case is currently in discovery. On October 6, 2020, the Oklahoma plaintiffs filed a motion with the U.S. Judicial Panel on Multidistrict Litigation (the “JPML”) seeking consolidation of a series of copycat complaints filed in September and October 2020 in the U.S. District Courts for the District of Colorado, the District of Kansas, and the Northern District of California. On December 15, 2020, the JPML ordered the transfer of all cases to the Oklahoma Court for consolidated or coordinated pretrial proceedings. On February 12, 2020, the Oklahoma Court entered a case management order in the multi-district litigation setting a February 1, 2022 deadline for the close of fact discovery. That order also set a deadline of September 15, 2022 for the filing of class certification motions, with deadlines of October 27, 2022 for opposition briefing and December 1, 2022 for reply briefing. Under the order, motions for summary judgment are to be filed on February 1, 2023, with oppositions and replies due March 22, 2023, and April 12, 2023, respectively.
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
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (the “Maryland Court”) against PPC and a number of other chicken producers, as well as WMS Webber, Meng, Sahl and Company and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. On November 12, 2019, the Maryland Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs informed the defendants and the Maryland Court that they would be amending their complaint, which they did on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint, but was extended to include more class members and turkey processors as well as chicken processors. The defendants filed motions to dismiss the consolidated amended complaint on March 2, 2020. The Maryland Court dismissed PPC and a number of other defendants on September 16, 2020 without prejudice. The plaintiffs subsequently filed amended complaints on November 2, 2020 re-naming PPC and the other dismissed defendants. The defendants moved to dismiss on December 18, 2020, which was denied by the Maryland Court on March 10, 2021. The Company believes it can be successful in defending and defeating the legal claims brought by the plaintiffs in this matter and, therefore, believes no accrual is required at this time. Notwithstanding the foregoing, the Company is exploring its options to settle this matter for cost of defense and to avoid all risk associated therewith provided it can reach acceptable monetary and non-monetary terms with the plaintiff class. All potential settlement discussions to date have been predicated on reaching agreement on both the monetary and non-monetary terms being satisfactory to the Company. If non-monetary terms (which are substantial and important to the Company’s decision to settle) cannot be reached, the Company is prepared to litigate the matter and, as stated above, the Company believes it can defeat the legal claims brought by the plaintiffs.

On July 6, 2020, United Food and Commercial Workers International Union Local 464A (“UFCW”), acting on behalf of itself and a putative class of persons who purchased shares of PPC stock between February 9, 2017 and June 3, 2020, filed a class action complaint in the Colorado Court against PPC, and Messrs. Lovette, Penn, and Sandri. The complaint alleges, among other things, that PPC’s public statements regarding its business and the drivers behind its financial results were false and misleading due to the defendants’ purported failure to disclose its participation in an antitrust conspiracy as alleged in the Broiler litigation and the Indictment (defined below). On September 4, 2020, UFCW and the New Mexico State Investment Council (“NMSIC”) filed competing motions to be appointed lead plaintiff under the Private Litigation Securities Reform Act. On March 17, 2021, the court appointed NMSIC as lead plaintiff. The deadline for filing or designation of the operative complaint is May 26, 2021, and any motions to dismiss that complaint must be fully briefed by September 30, 2021.
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
DOJ Antitrust Matter
On July 1, 2019, the U.S. Department of Justice (the “DOJ”) issued a subpoena to PPC in connection with its investigation arising from the In re Broiler Chicken Antitrust Litigation. The Company has been cooperating with the DOJ investigation.
On June 3, 2020, PPC learned of an indictment by a Grand Jury in the Colorado Court against Jayson Penn, the chief executive officer and president of PPC at that time, in addition to two former employees of PPC and a former employee of a different company (the “Indictment”). The Indictment alleges that the defendants entered into and engaged in a conspiracy to suppress and eliminate competition by rigging bids and fixing prices and other price-related terms for broiler chicken products sold in the U.S., in violation of Section 1 of the Sherman Antitrust Act, 15 U.S.C. Section 1. On June 4, 2020, PPC learned that Mr. Penn pleaded not guilty to the charges. Effective June 15, 2020, Mr. Penn began a paid leave of absence from PPC. In connection with Mr. Penn’s leave of absence, PPC’s Board of Directors appointed the chief financial officer of PPC, Fabio Sandri, to serve in the additional role of PPC’s interim president and chief executive officer. On September 22, 2020, PPC's Board of Directors appointed Fabio Sandri as PPC's President and Chief Executive Officer in addition to his role as Chief Financial Officer. On September 22, 2020, PPC disclosed that Mr. Penn was no longer with the Company. On February 10, 2021, the Company appointed Matthew Galvanoni as its new Chief Financial Officer, effective March 15, 2021.
On October 6, 2020, PPC learned of a superseding indictment by a Grand Jury in the Colorado Court against former Chief Executive Officer of PPC, William Lovette, one additional former employee of PPC, and four employees of different companies. The superseding indictment alleges similar claims to the Indictment.
On October 13, 2020, the Company announced that it had entered into a plea agreement (the “Plea Agreement”) with the DOJ pursuant to which the Company agreed to (1) plead guilty to one count of conspiracy in restraint of competition involving sales of broiler chicken products in the U.S. in violation of the Sherman Antitrust Act, 15 U.S.C. § 1, and (2) pay a fine of $110,524,140. The Company recognized the fine as expense which is included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income for the three months ended September 27, 2020. Under the Plea Agreement, the DOJ agreed not to bring further charges against the Company for any antitrust violation involving the sale of broiler chicken products in the U.S. occurring prior to the date of the Plea Agreement. On February 23, 2021, the Colorado Court approved the Plea Agreement and assessed a fine of $107.9 million. The Company continues to cooperate with the DOJ in connection with the ongoing federal antitrust investigation into alleged price fixing and other anticompetitive conduct in the broiler chicken industry.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
We are one of the largest chicken producers in the world, and as a vertically integrated company, we are able to control every phase of the production process, which helps us manage food safety and quality, control margins and improve customer service. This gives us the opportunity to continue to create growth and development opportunities, further increasing our position as a leading domestic and global protein company. With the acquisition of Pilgrim's Pride Limited (“PPL”) and Moy Park in 2019 and 2017, respectively, we solidified ourselves as a leading European food company while diversifying our product mix with introduction into the pork market. With the acquisition of GNP in 2017, we further solidified ourselves as a leading poultry company within the U.S.
We reported net income attributable to Pilgrim’s of $100.2 million, or $0.41 per diluted common share, and profit before tax totaling $135.8 million, for the three months ended March 28, 2021. These operating results included net sales of $3.3 billion, gross profit of $261.2 million and $143.6 million of cash used in operating activities. We generated a consolidated operating margin of 4.8% with operating margins of 3.4%, 1.2% and 19.0% in our U.S., U.K. and Europe, and Mexico reportable segments, respectively.
Impact of COVID-19
The extensive impact of the pandemic caused by the novel coronavirus (“COVID-19”) has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties and other jurisdictions have imposed various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations and extended closures of businesses. On April 28, 2020, former President Trump signed an executive order directing the Department of Agriculture to ensure meat and poultry processors in the U.S. continue operations uninterrupted to the maximum extent possible and designating meat and poultry processing plants as critical infrastructure.
As the global spread of the virus began to accelerate late in March of 2020, we began to experience adverse impacts to our business and financial results. The impact of the COVID-19 pandemic included disruptions in supply chain, an increase in both broiler and chick costs and an increase in payroll and benefits costs. With the uncertainty surrounding COVID-19, we believe that we will continue to experience certain disruptions to our business for the remainder of 2021.
As the quarter progressed, COVID-19 vaccinations increased while daily COVID-19 case rates decreased, leading to gradual relaxations of COVID-19 restrictions, such as those directly affecting restaurants’ indoor dining capacities and increased consumer mobility. The delivery of the second and third COVID-19 direct relief packages to taxpayers, in addition to extended unemployment benefits, were supportive of consumer income. These same relief packages have been a factor in labor shortages and higher absenteeism at our facilities, which has caused a reduction in chicken production.
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
•Our operations. All of our 60 production facilities are operating, although some facilities reduced production levels and outputs for a period of time due to increased health and safety measures, employee absenteeism and as a consequence of the decline in demand by restaurants and other foodservice businesses. To date, we have not experienced a material impact from a plant closure and our facilities have largely been exempt from government closure orders.
•Demand for our products. COVID-19 and the implementation of restricted living have led to a shift in demand from restaurants to retail grocery stores, with consumers eating more at home due to pandemic restrictions. In our U.S. and Mexico businesses, demand for parts and whole-birds (typically bound for restaurants) and prepared foods (distributed, in part, to schools) has declined, while our U.K. and Europe business, which is more retail focused, has generally seen less of an impact. However, two PPL plants had their export licenses to China suspended due to pandemic issues. In an effort to counter the adverse effects of COVID-19, we have transitioned, where commercially reasonable and possible to do so, our business operations to be in the best position to supply COVID-19 market demands. These efforts have included transferring live supply to case ready, shifting production form and mix from foodservice to retail, increasing capacity utilization of retail packaging equipment, and analyzing export positions.
•Liquidity. Our liquidity position is strong and we have taken additional measures to increase liquidity to stay prepared during this challenging environment. On February 18, 2021, we borrowed $100.0 million under the U.S. Credit Facility. The draw-down proceeds may be used for general corporate purposes.
•Foreign currency exchange rates and commodity prices. During the three months ended March 28, 2021, we experienced increased volatility in foreign currency exchange rates and commodity prices, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. We expect continued volatility in foreign currency exchange rates and commodity prices during 2021, though we cannot reasonably estimate the duration, extent or impact of that volatility.
•CARES Act. On March 27, 2020, the U.S. government enacted the CARES Act, which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. As of the three months ended March 28, 2021, we have delayed approximately $52.3 million of employer payroll taxes with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.
Senior Notes due 2031
On April 8, 2021, we completed a sale of $1.0 billion aggregate principal amount of 4.25% sustainability-linked senior notes due 2031 (“Senior Notes due 2031”). We used the net proceeds of the sale, together with cash on hand, to redeem our 5.75% senior notes due 2025. From and including October 15, 2026, the interest rate payable on the notes will increase to 4.50% per annum unless we timely notify the related indenture trustee that our greenhouse gas emissions intensity reduction target has been satisfied and that the satisfaction of the target has been confirmed by a qualified provider of third-party assurance or attestation services appointed by us to review our statement of the greenhouse gas emissions intensity in accordance with its customary procedures.
Additional information regarding the Senior Notes due 2031 is included in “Note 11. Debt.”
Raw Materials and Pricing
Our U.S. and Mexico segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe segment uses wheat, soybean meal and barley as the main ingredients for feed production.
Market prices for chicken products during the three months ended March 28, 2021 began the period slightly above the 5-year average and increased steadily at a rate higher than would be expected for historical seasonal movements, remaining well above the 5-year range throughout the quarter. During this time, the industry's broiler production trended below prior year levels as a result of fewer egg sets and chick placements. These were partially due to the impacts of a severe winter storm in February 2021. The trend of fewer egg sets and chick placements continued from the fourth quarter of 2020. With the easing of COVID-19 restrictions and vaccinations against COVID-19 increasing throughout the U.S., reduced broiler production coincided with robust retail demand and the continuing recovery of the foodservice environment, leading to the strong movements in market prices for chicken products experienced in the three months ended March 28, 2021.
While market prices for chicken products have improved thus far in 2021, prices for the remainder of the year will depend on the recovery of the foodservice industry and the evolution of retail meat demand, influenced by factors such as the COVID-19 pandemic, government regulation and uncertainty surrounding both the general economy and protein supply.

Reportable Segments
We operate in three reportable segments: U.S., U.K. and Europe, and Mexico. We measure segment profit as operating income. Corporate expenses are allocated to the Mexico and U.K. and Europe reportable segments based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For additional information, see “Note 17. Reportable Segments” of our Condensed Consolidated Financial Statements included in this quarterly report.
Results of Operations
Three Months Ended March 28, 2021 Compared to the Three Months Ended March 29, 2020
Net sales. Net sales generated in the three months ended March 28, 2021 increased $198.5 million, or 6.5%, from net sales generated in the three months ended March 29, 2020. The following table provides net sales information:

Sources of net sales	Three Months Ended March 28, 2021	Change from Three Months Ended March 29, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,999,559	$72,679	3.8%
U.K. and Europe	854,734	32,472	3.9%
Mexico	419,132	93,346	28.7%
Total net sales	$3,273,425	$198,497	6.5%
U.S. Reportable Segment. U.S. net sales generated in the three months ended March 28, 2021 increased $72.7 million, or 3.8%, from U.S. net sales generated in the three months ended March 29, 2020 primarily because of an increase in net sales per pound and an increase in sales volume. The increase in net sales per pound contributed $63.4 million, or 3.3 percentage points, to the increase in net sales. This increase in net sales per pound was driven primarily from higher than average chicken commodity prices in the U.S. during the three months ended March 28, 2021. The sales volume increase experienced by the U.S. segment contributed $9.3 million, or 0.5 percentage points, to the increase in net sales.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the three months ended March 28, 2021 increased $32.5 million, or 3.9%, from U.K. and Europe net sales generated in the three months ended March 29, 2020 primarily because of the favorable impact of foreign currency translation, increasing net sales by $61.1 million, or 7.4 percentage points. The favorable impact of foreign currency translation was partially offset by a decrease in sales volume and net sales per pound of $21.3 million, or 2.6 percentage points, and $7.3 million, or 0.9 percentage points, respectively.
Mexico Reportable Segment. Mexico net sales generated in the three months ended March 28, 2021 increased $93.3 million, or 28.7%, from Mexico net sales generated in the three months ended March 29, 2020 primarily because of an increase in net sales per pound contributing $145.4 million, or 44.6 percentage points, to the increase in net sales. This increase in net sales per pound was driven primarily by higher live chicken commodity prices in Mexico during the three months ended March 28, 2021 in comparison to the three months ended March 29, 2020. The increase in net sales per pound was partially offset by a decrease in sales volume and the unfavorable impact of foreign currency remeasurement of $44.6 million, or 13.6 percentage points, and $7.5 million, or 2.3 percentage points, respectively.
Gross profit. Gross profit increased by $84.1 million, or 47.5%, from $177.1 million generated in the three months ended March 29, 2020 to $261.2 million generated in the three months ended March 28, 2021. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended March 28, 2021	Change from Three Months Ended March 29, 2020		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 28, 2021	March 29, 2020
	(In thousands, except percent data)
Net sales	$3,273,425	$198,497	6.5%	100.0%	100.0%
Cost of sales	3,012,182	114,353	3.9%	92.0%	94.2%
Gross profit	$261,243	$84,144	47.5%	8.0%	5.8%

Sources of gross profit	Three Months Ended March 28, 2021	Change from Three Months Ended March 29, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$132,859	$(5,244)	(3.8)%
U.K. and Europe	37,808	(14,320)	(27.5)%
Mexico	90,562	103,718	(788.4)%
Elimination	14	(10)	(41.7)%
Total gross profit	$261,243	$84,144	47.5%

Sources of cost of sales	Three Months Ended March 28, 2021	Change from Three Months Ended March 29, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,866,700	$77,923	4.4%
U.K. and Europe	816,926	46,792	6.1%
Mexico	328,570	(10,372)	(3.1)%
Elimination	(14)	10	(41.7)%
Total cost of sales	$3,012,182	$114,353	3.9%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended March 28, 2021 increased $77.9 million, or 4.4%, from cost of sales incurred by our U.S. segment during the three months ended March 29, 2020. Cost of sales increased primarily because of the impact of increased cost per pound sold of $69.3 million, or 3.9 percentage points, and increased cost from sales volume of $8.6 million, or 0.5 percentage points. Included in the increased cost of sales was an $80.7 million increase in feed costs. This increase in feed costs is driven primarily from higher corn and soy commodity prices, our main ingredients in feed, for the three months ended March 28, 2021 compared to the three months ended March 29, 2020. Other factors affecting cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the three months ended March 28, 2021 increased $46.8 million, or 6.1%, from cost of sales incurred by our U.K. and Europe segment during the three months ended March 29, 2020. The increase in cost of sales was primarily from the unfavorable impact of foreign currency translation and increased cost per pound sold, contributing $58.4 million, or 7.6 percentage points, and $8.4 million, or 1.1 percentage points, respectively, to the increase in cost of sales. Partially offsetting the unfavorable impact of foreign currency translation and increased cost per pound sold was a decrease in cost due to reduced sales volume of $20.0 million, or 2.6 percentage points. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended March 28, 2021 decreased $10.4 million, or 3.1%, from cost of sales incurred by our Mexico segment during the three months ended March 29, 2020. This decrease was primarily because of a decrease in cost from sales volume and the favorable impact of foreign currency remeasurement of $46.3 million, or 13.7 percentage points, and $5.9 million, or 1.7 percentage points, respectively. These decreases were partially offset by an increase in cost per pound sold of $41.8 million, or 12.3 percentage points due to higher feed, chick and commodity meat costs. Other factors affecting cost of sales were individually immaterial.
Operating income. Operating income increased by $74.1 million, or 87.8%, from $84.4 million generated in the three months ended March 29, 2020 to $158.5 million generated in the three months ended March 28, 2021. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended March 28, 2021	Change from Three Months Ended March 29, 2020		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 28, 2021	March 29, 2020
	(In thousands, except percent data)
Gross profit	$261,243	$84,144	47.5%	8.0%	5.8%
SG&A expense	102,779	10,066	10.9%	3.1%	3.0%
Operating income	$158,464	$74,078	87.8%	4.8%	2.7%

Sources of operating income	Three Months Ended March 28, 2021	Change from Three Months Ended March 29, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$68,125	$(16,927)	(19.9)%
U.K. and Europe	10,495	(12,695)	(54.7)%
Mexico	79,830	103,710	(434.3)%
Eliminations	14	(10)	(41.7)%
Total operating income	$158,464	$74,078	87.8%

Sources of SG&A expense	Three Months Ended March 28, 2021	Change from Three Months Ended March 29, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$64,734	$11,683	22.0%
U.K. and Europe	27,313	(1,625)	(5.6)%
Mexico	10,732	8	0.1%
Total SG&A expense	$102,779	$10,066	10.9%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended March 28, 2021 increased $11.7 million, or 22.0%, from SG&A expense incurred by our U.S. reportable segment during the three months ended March 29, 2020. This increase in SG&A expense resulted primarily from legal fees and expenses of $11.1 million resulting from increased litigation. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the three months ended March 28, 2021 decreased $1.6 million, or 5.6%, from SG&A expense incurred by our U.K. and Europe segment during the three months ended March 29, 2020. Factors affecting SG&A expense in our U.K. and Europe operations were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended March 28, 2021 increased approximately $8,000, or 0.1%, from SG&A expense incurred by our Mexico segment during the three months ended March 29, 2020. Factors affecting our Mexico segment's SG&A expense were individually immaterial.
Net interest expense. Net interest expense decreased to $28.0 million recognized in the three months ended March 28, 2021 from $31.0 million recognized in the three months ended March 29, 2020. Average borrowings decreased by $75.7 million from $2.44 billion during the three months ended March 29, 2020 to $2.36 billion during the three months ended March 28, 2021. As a percent of net sales, interest expense in the three months ended March 28, 2021 and March 29, 2020 was 0.9% and 1.1%, respectively.
Income taxes. Income tax expense decreased to $35.4 million, a 26.0% effective tax rate, for the three months ended March 28, 2021 compared to income tax expense of $38.5 million, a 36.3% effective tax rate, for the three months ended March 29, 2020. The decrease in income tax expense resulted primarily from the effects of foreign currency fluctuations.
Liquidity and Capital Resources
    The following table presents our available sources of liquidity as of March 28, 2021:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$367.0
Borrowing arrangements:
U.S. Credit Facility(a)	750.0	100.0	610.3
Mexico Credit Facility(b)	72.9	—	72.9
U.K. and Europe Credit Facilities(c)	137.9	—	137.9
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at March 28, 2021 totaled $39.7 million.
(b)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $72.9 million ($1.5 billion Mexican pesos).
(c)The U.S. dollar-equivalent of the facility amount under the Europe Credit Facilities is $137.9 million (£100.0 million).

We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds

Cash Flows from Operating Activities	Three Months Ended
	March 28, 2021	March 29, 2020
	(In millions)
Net income	$100.5	$67.4
Net noncash expenses	100.0	100.3
Changes in operating assets and liabilities:
Trade accounts and other receivables	(54.9)	(26.3)
Inventories	(82.6)	9.3
Prepaid expenses and other current assets	20.2	(22.4)
Accounts payable, accrued expenses and other current liabilities	(240.2)	(108.0)
Income taxes	25.4	—
Long-term pension and other postretirement obligations	(10.8)	(6.3)
Other operating assets and liabilities	(1.2)	7.0
Cash provided by (used in) operating activities	$(143.6)	$21.1
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $100.0 million for the three months ended March 28, 2021. Net noncash expense items included depreciation and amortization of $86.5 million, deferred income tax expense of $12.5 million, stock-based compensation of $2.0 million, loan cost amortization of $1.2 million and accretion of discounts related to Senior Notes of $0.2 million. These expense items were partially offset by gains on property disposals of $2.4 million and amortization of premiums related to Senior Notes of $0.2 million.
Net noncash expenses provided $100.3 million in cash related to operating activities for the three months ended March 29, 2020. Net noncash expense items included depreciation and amortization of $79.8 million, deferred income tax expense of $17.0 million, an adjustment to a previously recognized gain on a bargain purchase of $1.7 million, loan cost amortization of $1.2 million, stock-based compensation expense of $0.7 million and a loss in equity-method investments and accretion of discounts related to Senior Notes of $0.3 million and $0.2 million, respectively. These expense items were partially offset by gains on property disposals and amortization of premiums related to Senior Notes of $0.5 million and $0.2 million, respectively.
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $54.9 million use of cash related to operating activities for the three months ended March 28, 2021. This change primarily resulted from an increase in trade accounts receivable due to customer payment timing and increased sales. The change in trade accounts and other receivables, including accounts receivable from related parties, represented $26.3 million use of cash related to operating activities for the three months ended March 29, 2020. This change is primarily due to customer payment timing.
The change in inventories represented a $82.6 million use of cash related to operating activities for the three months ended March 28, 2021. This change resulted primarily from an increase in our raw materials and work-in-process inventories due to increased grain and chick costs. The change in inventories represented a $9.3 million source of cash related to operating activities for the three months ended March 29, 2020. This change resulted primarily from a decrease in our processed and work-in-process inventories.
The change in prepaid expenses and other current assets represented a $20.2 million source of cash related to operating activities for the three months ended March 28, 2021. This change resulted primarily from a net decrease in both commodity derivative assets and value-added tax receivables. The change in prepaid expenses and other current assets represented a $22.4 million use of cash related to operating activities for the three months ended March 29, 2020. This change resulted primarily from a net increase in commodity and currency rate derivative assets and value-added tax receivables.

The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $240.2 million use of cash related to operating activities for the three months ended March 28, 2021. This change resulted primarily from payment of the previously accrued DOJ agreement and a $75.0 million legal settlement, as well as cash payment of incentive compensation. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $108.0 million use of cash related to operating activities for the three months ended March 29, 2020. This change resulted primarily from the timing of receipt of invoicing and payments and cash payment of incentive compensation.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $25.4 million source of cash related to operating activities for the three months ended March 28, 2021. This change resulted primarily from the timing of estimated tax payments.

Cash Flows from Investing Activities	Three Months Ended
	March 28, 2021	March 29, 2020
	(In millions)
Acquisitions of property, plant and equipment	$(102.2)	$(77.2)
Proceeds from property disposals	13.1	0.6
Business acquisition	—	(1.7)
Cash used in investing activities	$(89.1)	$(78.3)
Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the three months ended March 28, 2021 and March 29, 2020. Proceeds from property disposals were mainly a result of sales of a processing plant in our U.K. and Europe reportable segment, as well as a farm in our Mexico reportable segment during the three months ended March 28, 2021.

Cash Flows from Financing Activities	Three Months Ended
	March 28, 2021	March 29, 2020
	(In millions)
Proceeds from revolving line of credit and long-term borrowings	$328.9	$356.5
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(235.3)	(13.4)
Distribution from Tax Sharing Agreement with JBS USA Food Company Holdings	(0.6)	—
Purchase of common stock under share repurchase program	—	(27.9)
Cash provided by financing activities	$93.0	$315.2
Proceeds and payments from revolving line of credit and long-term borrowings is mainly due to borrowings and repayment on our revolving loan commitment under the U.S. and Mexico Credit Facilities. During the three months ended March 29, 2020, 1.5 million shares were repurchased under the share repurchase program. For further information relating to the share repurchase program, refer to “Note 12. Stockholders’ Equity.”
Debt
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and other term loan agreements. For a description, refer to “Note 11. Debt.”
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
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the fiscal year ended December 27, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2021 (the “2020 Annual Report”).

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

	Three Months Ended March 28, 2021
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed purchases(a)	$966,587	$96,659
Feed inventory(b)	209,277	20,928
(a)Based on our feed consumption, a 10% increase in the price of our feed purchases would have increased cost of sales for the three months ended March 28, 2021.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of March 28, 2021.
The impact of this fluctuation, if realized, could be mitigated by related commodity hedging activity. However, fluctuations greater than 10% could occur.

	March 28, 2021
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$35,380	$3,538
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of March 28, 2021.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $45.2 million as of March 28, 2021.
Variable-rate debt. Our variable-rate debt instruments represent approximately 23.1% of our total debt as of March 28, 2021. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by an immaterial amount for the three months ended March 28, 2021.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of March 28, 2021. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Three Months Ended March 28, 2021
	Impact of 10% Deterioration in Exchange Rate(a)	Impact of 10% Appreciation in Exchange Rate(b)
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(13,708)	$16,754
Exchange rate of Mexican peso to the U.S. dollar:
As reported	20.58	20.58
Hypothetical 10% change	22.64	18.53
(a)Based on the net monetary asset position of our Mexican subsidiaries, a 10% weakening in the exchange rate of Mexican pesos to U.S. dollar will result in recognition of foreign currency remeasurement loss for the three months ended March 28, 2021.
(b)Based on the net monetary asset position of our Mexican subsidiaries, a 10% strengthening in the exchange rate of Mexican pesos to U.S. dollar will result in recognition of foreign currency remeasurement gain for the three months ended March 28, 2021.
U.K. and Europe Foreign Investments
We are exposed to foreign exchange-related variability of investments and earnings from our U.K. and Europe subsidiaries. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in exchange rates used to convert U.S. dollars to British pound and to euro, and the effect of this change on our U.K. and Europe foreign investments.
Net Assets. As of March 28, 2021, our U.K. and Europe subsidiaries that are denominated in British pound had net assets of $2.3 billion. A 10% deterioration in the British pound to U.S. dollar exchange rate would cause a decrease in the net assets of our U.K. and Europe subsidiaries of $207.7 million. A 10% appreciation in the British pound to U.S. dollar exchange rate would cause an increase in the net assets of our U.K. and Europe subsidiaries of $253.8 million.
Cash flow hedging transactions. We periodically enter into foreign currency forward contracts, which are designated and qualify as cash flow hedges, to hedge foreign currency risk on a portion of sales generated and purchases made by our U.K. and Europe subsidiary. A 10% weakening or strengthening of the U.S. dollar against the British pound and U.S. dollar against the euro would result in immaterial changes in the fair values of these derivative instruments. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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
•Inability to consummate, or effectively integrate, any acquisition or to realize the associated anticipated cost savings and operating synergies;
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
•Extreme weather or natural disasters;
•The impact of uncertainties in litigation; and
•Other risks described herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 27, 2020 as filed with the SEC.
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
As of March 28, 2021, the Company’s management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended March 28, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required with respect to this item can be found in Part I, Item 1, Notes to Consolidated Financial Statements, “Note 18. Commitments and Contingencies” in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A.    RISK FACTORS
For a discussion of the Company's potential risks and uncertainties, please see “ Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's annual report on Form 10-K for the year ended December 27, 2020 and “Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC. The have been no material changes to the risk factors disclosed in “ Part I—Item 1A—Risk Factors” in the annual report on Form 10-K for the year ended December 27, 2020.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of March 28, 2021, the Company had repurchased 6,105,444 shares under this program for an aggregate cost of $110.9 million and an average price of $18.1707 per share. Set forth below is information regarding our stock repurchases for the three months ended March 28, 2021.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
December 28, 2020 through January 24, 2021	—	$—	6,105,444	$89,060,082
January 25, 2021 through February 28, 2021	—	—	6,105,444	89,060,082
March 1, 2021 through March 28, 2021	—	—	6,105,444	89,060,082
Total	—	$—	6,105,444	$89,060,082
(a)    Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization.

ITEM 6.    EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

3.2
Amended and Restated Corporate Bylaws of Pilgrim’s Pride Corporation, as amended (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (No. 001-09273) filed on November 8, 2017).

4.1
Indenture dated as of April 8, 2021 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc., Gold’n Plump Poultry, LLC, Gold’n Plump Farms, LLC, JFC LLC and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on April 9, 2021).

10.1	Form of Stock Award Agreement.*†

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or compensation plan arrangement.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: April 28, 2021	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)