Form 10-Q
period 2021-06-27
PILGRIMS PRIDE CORP
filed 2021-07-29
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of July 28, 2021, was 243,675,522.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 27, 2021	December 27, 2020
	(In thousands)
Cash and cash equivalents	$391,805	$547,624
Restricted cash and cash equivalents	98,212	782
Trade accounts and other receivables, less allowance for doubtful accounts	866,476	741,992
Accounts receivable from related parties	868	1,084
Inventories	1,530,014	1,358,793
Income taxes receivable	51,351	69,397
Prepaid expenses and other current assets	190,574	183,039
Total current assets	3,129,300	2,902,711
Deferred tax assets	5,494	5,471
Other long-lived assets	26,837	24,780
Operating lease assets, net	295,391	288,886
Identified intangible assets, net	589,536	589,913
Goodwill	1,024,900	1,005,245
Property, plant and equipment, net	2,677,387	2,657,491
Total assets	$7,748,845	$7,474,497

Accounts payable	$1,092,164	$1,028,710
Accounts payable to related parties	8,595	9,650
Revenue contract liabilities	36,275	65,918
Accrued expenses and other current liabilities	1,051,546	807,847
Income taxes payable	30,681	—
Current maturities of long-term debt	25,453	25,455
Total current liabilities	2,244,714	1,937,580
Noncurrent operating lease liability, less current maturities	221,345	217,432
Long-term debt, less current maturities	2,270,298	2,255,546
Deferred tax liabilities	318,159	339,831
Other long-term liabilities	99,817	148,761
Total liabilities	5,154,333	4,899,150
Common stock	2,614	2,612
Treasury stock	(345,134)	(345,134)
Additional paid-in capital	1,959,558	1,954,334
Retained earnings	906,090	972,569
Accumulated other comprehensive income (loss)	59,354	(20,620)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,582,482	2,563,761
Noncontrolling interest	12,030	11,586
Total stockholders’ equity	2,594,512	2,575,347
Total liabilities and stockholders’ equity	$7,748,845	$7,474,497
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(in thousands, except per share data)
Net sales	$3,637,698	$2,824,023	$6,911,123	$5,898,951
Cost of sales	3,257,457	2,704,164	6,269,639	5,601,993
Gross profit	380,241	119,859	641,484	296,958
Selling, general and administrative expense	503,372	92,570	606,151	185,283
Operating income (loss)	(123,131)	27,289	35,333	111,675
Interest expense, net of capitalized interest	50,651	32,323	80,985	65,011
Interest income	(842)	(1,158)	(3,208)	(2,848)
Foreign currency transaction loss (gain)	4,145	5,525	6,659	(12,860)
Miscellaneous, net	(770)	(45)	(8,614)	(34,233)
Income (loss) before income taxes	(176,315)	(9,356)	(40,489)	96,605
Income tax expense (benefit)	(9,812)	(2,956)	25,546	35,556
Net income (loss)	(166,503)	(6,400)	(66,035)	61,049
Less: Net income (loss) attributable to noncontrolling interests	184	(364)	444	(183)
Net income (loss) attributable to Pilgrim’s Pride Corporation	$(166,687)	$(6,036)	$(66,479)	$61,232

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	243,675	246,687	243,627	248,017
Effect of dilutive common stock equivalents	—	—	—	291
Diluted	243,675	246,687	243,627	248,308

Net income (loss) attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$(0.68)	$(0.02)	$(0.27)	$0.25
Diluted	$(0.68)	$(0.02)	$(0.27)	$0.25
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
Net income (loss)	$(166,503)	$(6,400)	$(66,035)	$61,049
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	15,847	(18,782)	49,138	(115,547)
Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	741	(2,147)	2,209	1,901
Income tax effect	25	—	32	—
Reclassification to net earnings for losses (gains) realized	(1,080)	(162)	(1,248)	580
Income tax effect	(40)	—	(72)	—
Available-for-sale securities:
Gains arising during the period	—	2	—	14
Income tax effect	—	(1)	—	(4)
Reclassification to net earnings for gains realized	—	(12)	—	(12)
Income tax effect	—	3	—	3
Defined benefit plans:
Gains (losses) arising during the period	9,876	(34,151)	39,103	(44,961)
Income tax effect	(3,588)	6,459	(9,918)	9,164
Reclassification to net earnings of losses realized	384	375	955	751
Income tax effect	(90)	(94)	(225)	(187)
Total other comprehensive income (loss), net of tax	22,075	(48,510)	79,974	(148,298)
Comprehensive income (loss)	(144,428)	(54,910)	13,939	(87,249)
Less: Comprehensive income (loss) attributable to noncontrolling interests	184	(364)	444	(183)
Comprehensive income (loss) attributable to Pilgrim’s Pride Corporation	$(144,612)	$(54,546)	$13,495	$(87,066)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended June 27, 2021	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 27, 2020	261,185	$2,612	(17,673)	$(345,134)	$1,954,334	$972,569	$(20,620)	$11,586	$2,575,347
Net loss	—	—	—	—	—	(66,479)	—	444	(66,035)
Other comprehensive income, net of tax	—	—	—	—	—	—	79,974	—	79,974
Stock-based compensation plans:
Common stock issued under compensation plans	162	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	5,226	—	—	—	5,226
Balance at June 27, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,959,558	$906,090	$59,354	$12,030	$2,594,512

Three Months Ended June 27, 2021	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 28, 2021	261,338	$2,613	(17,673)	$(345,134)	$1,956,375	$1,072,777	$37,279	$11,846	$2,735,756
Net loss	—	—	—	—	—	(166,687)	—	184	(166,503)
Other comprehensive income, net of tax	—	—	—	—	—	—	22,075	—	22,075
Stock-based compensation plans:
Common stock issued under compensation plans	9	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	3,184	—	—	—	3,184
Balance at June 27, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,959,558	$906,090	$59,354	$12,030	$2,594,512

Six Months Ended June 28, 2020	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2019	261,119	$2,611	(11,547)	$(234,892)	$1,955,261	$877,812	$(75,129)	$10,397	$2,536,060
Net income	—	—	—	—	—	61,232	—	(183)	61,049
Other comprehensive loss, net of tax	—	—	—	—	—	—	(148,298)	—	(148,298)
Stock-based compensation plans:
Common stock issued under compensation plans	66	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	3,467	—	—	—	3,467
Common stock purchased under share repurchase program	—	—	(4,121)	(77,879)	—	—	—	—	(77,879)
Balance at June 28, 2020	261,185	$2,612	(15,668)	$(312,771)	$1,958,727	$939,044	$(223,427)	$10,214	$2,374,399

Three Months Ended June 28, 2020	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 29, 2020	261,185	$2,612	(13,013)	$(262,798)	$1,955,936	$945,080	$(174,917)	$10,578	$2,476,491
Net loss	—	—	—	—	—	(6,036)	—	(364)	(6,400)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48,510)	—	(48,510)
Stock-based compensation plans:
Common stock issued under compensation plans	—	—	—	—	—	—	—	—	—
Requisite service period recognition	—	—	—	—	2,791	—	—	—	2,791
Common stock purchased under share repurchase program	—	—	(2,655)	(49,973)	—	—	—	—	(49,973)
Balance at June 28, 2020	261,185	$2,612	(15,668)	$(312,771)	$1,958,727	$939,044	$(223,427)	$10,214	$2,374,399
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 27, 2021	June 28, 2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(66,035)	$61,049
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	182,260	164,376
Deferred income tax expense (benefit)	(32,809)	25,255
Loss on early extinguishment of debt recognized as a component of interest expense	24,254	—
Stock-based compensation	5,168	3,467
Gain on property disposals	(5,057)	(1,587)
Loan cost amortization	2,279	2,422
Accretion of discount related to Senior Notes	675	491
Amortization of premium related to Senior Notes	(167)	(334)
Loss (gain) on equity-method investments	(8)	304
Negative adjustment to previously recognized gain on bargain purchase	—	1,740
Changes in operating assets and liabilities:
Trade accounts and other receivables	(117,610)	29,920
Inventories	(173,947)	16,350
Prepaid expenses and other current assets	(6,027)	(22,072)
Accounts payable, accrued expenses and other current liabilities	266,487	(122,191)
Income taxes	46,638	(27,350)
Long-term pension and other postretirement obligations	(9,507)	(1,908)
Other operating assets and liabilities	(1,642)	10,794
Cash provided by operating activities	114,952	140,726
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(183,744)	(148,175)
Proceeds from property disposals	21,385	9,894
Purchase of acquired business, net of cash acquired	—	(4,216)
Cash used in investing activities	(162,359)	(142,497)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	1,540,133	356,547
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(1,522,416)	(20,105)
Payment on early extinguishment of debt	(21,258)	—
Payment of capitalized loan costs	(8,650)	—
Payment of equity distribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	(650)	—
Purchase of common stock under share repurchase program	—	(77,879)
Cash provided by (used in) financing activities	(12,841)	258,563
Effect of exchange rate changes on cash and cash equivalents	1,859	(2,896)
Increase (decrease) in cash, cash equivalents and restricted cash	(58,389)	253,896
Cash, cash equivalents and restricted cash, beginning of period	548,406	280,577
Cash, cash equivalents and restricted cash, end of period	$490,017	$534,473
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    GENERAL
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico and the Netherlands. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 120 countries. Pilgrim’s fresh products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated, processed sausages, bacon, slow-cooked, smoked meat and gammon joints. The Company’s other products include ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts, pre-packed meats, sandwich, deli counter meats, pulled pork balls, meat balls and coated foods. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico and the Netherlands. As of June 27, 2021, Pilgrim’s had approximately 54,700 employees. As of June 27, 2021, PPC had the capacity to process approximately 45.8 million birds per work week for a total of more than 13.3 billion pounds of live chicken annually. Approximately 4,800 contract growers supply chicken for the Company’s operations. As of June 27, 2021, PPC had the capacity to process approximately 45,000 pigs per week for a total of 449.4 million pounds of live pork annually and approximately 275 contract growers supply pork for the Company’s operations. As of June 27, 2021, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 80.2% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the six months ended June 27, 2021 are not necessarily indicative of the results that may be expected for the year ending December 26, 2021. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2020.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2021) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The three months ended June 27, 2021 represents the period from March 29, 2021 through June 27, 2021. The six months ended June 27, 2021 represents the period from December 28, 2020 through June 27, 2021. The three months ended June 28, 2020 represents the period from March 30, 2020 through June 28, 2020. The six months ended June 28, 2020 represents the period from December 30, 2019 through June 28, 2020.
The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
The Condensed Consolidated Financial Statements have been prepared in conformity with U.S. GAAP using management’s best estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. Significant estimates made by the Company include the allowance for doubtful accounts, reserves related to inventory obsolescence or valuation, useful lives of long-lived assets, goodwill, valuation of deferred tax assets, insurance accruals, valuation of pension and other postretirement benefits obligations, income tax accruals, certain derivative positions, certain litigation reserves and valuations of acquired businesses.

The functional currency of the Company’s U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company’s operations in France and the Netherlands is the euro. For foreign currency-denominated entities other than the Company’s Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. For the Company’s Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records, as well as foreign currency transaction gains and losses, are reflected in Foreign currency transaction loss (gain) in the Condensed Consolidated Statements of Income.
Sale and purchase agreement
On June 17, 2021, the Company entered into a sale and purchase agreement (the “SPA”) with Kerry Group plc, a public limited company incorporated in the Republic of Ireland and listed on the Irish Stock Exchange (the “Seller”) and certain wholly-owned subsidiaries of the Company, Onix Investments UK Limited, a company incorporated in England and Wales, and Arkose Investments ULC, a company incorporated in the Republic of Ireland (together, the “Designated Buyers”), pursuant to which the Designated Buyers shall acquire the entire issued share capital of certain target companies which are wholly-owned indirect subsidiaries of the Seller, that conduct the meats and meals businesses of the Seller (“Kerry Meats” and “Kerry Meals” respectively) in the United Kingdom and Ireland (the “Target Companies”) for an aggregate purchase price of £680,000,000 (or approximately $952,000,000 based on a USD to GBP exchange rate of 1.40 as of June 16, 2021) (the “Acquisition”) to be paid by the Designated Buyers (or, failing which, by the Company) in cash upon the Closing (the “Closing”), subject to certain routine closing adjustments in respect of working capital and net indebtedness.
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 27, 2021	December 27, 2020
	(In thousands)
Cash and cash equivalents	$391,805	$547,624
Restricted cash	98,212	782
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$490,017	$548,406
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
Recent Accounting Pronouncements Not Yet Adopted as of June 27, 2021
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the application of current GAAP to existing contracts, hedging relationships and other transactions affected by reference rate reform. The new guidance will ease the transition to new reference rates by allowing entities to update contracts and hedging relationships without applying many of the contract modification requirements specific to those contracts. The provisions of the new guidance will be effective beginning March 12, 2020, extending through December 31, 2022 with the option to apply the guidance at any point during that time period. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides further clarification on the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. Once an entity elects an expedient or exception it must be applied to all eligible contracts or transactions. We currently have hedging transactions and debt agreements that reference LIBOR and will apply the new guidance as these contracts are modified to reference other rates.
2.    REVENUE RECOGNITION
The vast majority of the Company’s revenue is derived from contracts which are based upon a customer ordering our products. While there may be master agreements, the contract is only established when the customer’s order is accepted by the Company. The Company accounts for a contract, which may be verbal or written, when it is approved and committed by both parties, the rights of the parties are identified along with payment terms, the contract has commercial substance and collectability is probable.
The Company evaluates the transaction for distinct performance obligations, which are the sale of its products to customers. Since its products are commodity market-priced, the sales price is representative of the observable, standalone selling price. Each performance obligation is recognized based upon a pattern of recognition that reflects the transfer of control to the customer at a point in time, which is upon destination (customer location or port of destination), which faithfully depicts the transfer of control and recognition of revenue. There are instances of customer pick-up at the Company’s facility, in which case control transfers to the customer at that point and the Company recognizes revenue. The Company’s performance obligations are typically fulfilled within days to weeks of the acceptance of the order.
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

Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended June 27, 2021
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S. chicken	$1,807,640	$207,309	$115,844	$117,676	$2,248,469
U.K. and Europe chicken	218,002	245,397	76,167	22,126	561,692
Mexico chicken	402,295	29,738	—	21,350	453,383
Total chicken	2,427,937	482,444	192,011	161,152	3,263,544
U.K. and Europe pork	61,966	280,372	18,646	13,170	374,154
Total net sales	$2,489,903	$762,816	$210,657	$174,322	$3,637,698

	Three Months Ended June 28, 2020
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S. chicken	$1,452,519	$156,268	$97,470	$92,432	1,798,689
U.K. and Europe chicken	224,554	137,573	42,761	16,083	420,971
Mexico chicken	236,690	18,514	—	12,929	268,133
Total chicken	1,913,763	312,355	140,231	121,444	2,487,793
U.K. and Europe pork	168,315	138,907	16,093	12,915	336,230
Total net sales	$2,082,078	$451,262	$156,324	$134,359	$2,824,023

	Six Months Ended June 27, 2021
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S. chicken	$3,405,063	$401,581	$229,815	$211,570	$4,248,029
U.K. and Europe chicken	428,448	461,709	139,717	33,728	1,063,602
Mexico chicken	775,016	57,143	—	40,356	872,515
Total chicken	4,608,527	920,433	369,532	285,654	6,184,146
U.K. and Europe pork	238,407	440,180	34,477	13,913	726,977
Total net sales	$4,846,934	$1,360,613	$404,009	$299,567	$6,911,123

	Six Months Ended June 28, 2020
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S. chicken	$2,994,159	$372,355	$156,323	$202,731	$3,725,568
U.K. and Europe chicken	456,507	331,978	101,873	31,786	922,144
Mexico chicken	529,602	43,485	—	20,832	593,919
Total chicken	3,980,268	747,818	258,196	255,349	5,241,631
U.K. and Europe pork	332,997	256,537	34,144	33,642	657,320
Total net sales	$4,313,265	$1,004,355	$292,340	$288,991	$5,898,951
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
Changes in the revenue contract liabilities balance are as follows:

June 27, 2021
(In thousands)
Balance, beginning of period	$65,918
Revenue recognized	(54,875)
Cash received, excluding amounts recognized as revenue during the period	25,232
Balance, end of period	$36,275
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
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	June 27, 2021	December 27, 2020
	(In thousands)
Fair values:
Commodity derivative assets	$28,838	$24,059
Commodity derivative liabilities	(86,806)	(6,531)
Foreign currency derivative assets	2,957	2,204
Foreign currency derivative liabilities	(135)	(428)
Interest rate swap derivative liabilities	(478)	(640)
Sales contract derivative assets	5,133	—
Cash collateral posted with brokers(a)	98,210	782
Derivatives coverage(b):
Corn	28.6%	16.0%
Soybean meal	31.8%	24.0%
Period through which stated percent of needs are covered:
Corn	May 2022	December 2021
Soybean meal	July 2022	December 2021
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

    The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended		Six Months Ended
Gains (Losses) by Type of Contract	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Foreign currency derivatives gain (loss)	$(8,822)	$(5,475)	$(3,482)	$27,556	Foreign currency transaction loss (gain)
Commodity derivative gain (loss)	1,420	(5,154)	18,798	(10,425)	Cost of sales
Sales contract derivative gain	23,237	—	5,133	—	Net sales
Total	$15,835	$(10,629)	$20,449	$17,131

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
Foreign currency derivatives	$824	$(1,423)	$2,309	$2,700
Interest rate swap derivatives	(98)	(929)	(127)	(929)
Total	$726	$(2,352)	$2,182	$1,771

	Three Months Ended
	June 27, 2021			June 28, 2020
	Net sales	Cost of sales	Interest expense, net of capitalized interest	Net sales	Cost of sales	Interest expense, net of capitalized interest
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$3,637,698	$3,257,457	$50,651	$2,824,023	$2,704,164	$32,323
Gain (loss) on cash flow hedging relationships:
Interest rate swaps	—	—	(158)	—	—	2
Foreign currency contracts	1,582	(344)	—	(199)	359	—

	Six Months Ended
	June 27, 2021			June 28, 2020
	Net sales	Cost of sales	Interest expense, net of capitalized interest	Net sales	Cost of sales	Interest expense, net of capitalized interest
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$6,911,123	$6,269,639	$80,985	$5,898,951	$5,601,993	$65,011
Gain (loss) on cash flow hedging relationships:
Interest rate swaps	—	—	(290)	—	—	2
Foreign currency contracts	2,408	(870)	—	(450)	(132)	—
At June 27, 2021, the pre-tax deferred net gains on foreign currency derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months are $1.4 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
At June 27, 2021, the pre-tax deferred net losses on interest rate swap derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months are $0.5 million. This expectation is based on the anticipated settlements on the hedged interest rate that will occur over the next twelve months, at which time the Company will recognize the deferred losses or gains to earnings.
4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	June 27, 2021	December 27, 2020
	(In thousands)
Trade accounts receivable	$800,959	$691,499
Notes receivable	29,441	25,712
Other receivables	43,817	31,954
Receivables, gross	874,217	749,165
Allowance for doubtful accounts	(7,741)	(7,173)
Receivables, net	$866,476	$741,992

Accounts receivable from related parties(a)	$868	$1,084
(a)    Additional information regarding accounts receivable from related parties is included in “Note 16. Related Party Transactions.”
Activity in the allowance for doubtful accounts was as follows:

June 27, 2021
(In thousands)
Balance, beginning of period	$(7,173)
Provision charged to operating results	(517)
Account write-offs and recoveries	(2)
Effect of exchange rate	(49)
Balance, end of period	$(7,741)

5.    INVENTORIES
Inventories consisted of the following:

	June 27, 2021	December 27, 2020
	(In thousands)
Raw materials and work-in-process	$1,044,299	$868,369
Finished products	354,015	356,052
Operating supplies	62,640	66,495
Maintenance materials and parts	69,060	67,877
Total inventories	$1,530,014	$1,358,793
6.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	June 27, 2021		December 27, 2020
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$34,123	$34,123	$178,677	$178,677
Gross realized gains during the three months ended and six months ended June 27, 2021 related to the Company’s available-for-sale securities totaled $0.8 million and $2.9 million while gross realized losses were immaterial. Gross realized gains during the three months ended and six months ended June 28, 2020 related to the Company’s available-for-sale securities totaled $1.0 million and $2.4 million while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the six months ended June 27, 2021 and June 28, 2020 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during the six months ended June 27, 2021 and June 28, 2020 are disclosed in “Note 12. Stockholders’ Equity”.

7.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the six months ended June 27, 2021 was as follows:

	December 27, 2020	Currency Translation	June 27, 2021
	(In thousands)
U.S.	$41,936	$—	$41,936
U.K. and Europe	835,505	19,655	855,160
Mexico	127,804	—	127,804
Total	$1,005,245	$19,655	$1,024,900
Identified intangible assets consisted of the following:

	December 27, 2020	Amortization	Currency Translation	June 27, 2021
	(In thousands)
Cost:
Trade names	$78,343	$—	$—	$78,343
Customer relationships	297,062	—	3,209	300,271
Non-compete agreements	320	—	—	320
Trade names not subject to amortization	405,240	—	9,262	414,502
Accumulated amortization:
Trade names	(47,486)	(984)	—	(48,470)
Customer relationships	(143,246)	(10,677)	(1,187)	(155,110)
Non-compete agreements	(320)	—	—	(320)
Identified intangible assets, net	$589,913	$(11,661)	$11,284	$589,536
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-16 years
Trade names	20 years
Non-compete agreements	3 years
At June 27, 2021, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its identified intangible assets subject to amortization at that date.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	June 27, 2021	December 27, 2020
	(In thousands)
Land	$251,602	$255,171
Buildings	1,972,410	1,983,823
Machinery and equipment	3,305,901	3,230,199
Autos and trucks	73,227	73,647
Finance leases	2,182	2,182
Construction-in-progress	254,811	199,161
PP&E, gross	5,860,133	5,744,183
Accumulated depreciation	(3,182,746)	(3,086,692)
PP&E, net	$2,677,387	$2,657,491
The Company recognized depreciation expense of $89.9 million and $79.4 million during the three months ended June 27, 2021 and June 28, 2020, respectively. The Company recognized depreciation expense of $170.6 million and $153.9 million during the six months ended June 27, 2021 and June 28, 2020, respectively.

During the six months ended June 27, 2021, Pilgrim’s spent $183.7 million on capital projects and transferred $129.4 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the six months ended June 27, 2021 to improve efficiencies and reduce costs. During the six months ended June 28, 2020, the Company spent $148.2 million on capital projects and transferred $153.6 million of completed projects from construction-in-progress to depreciable assets.
During the three and six months ended June 27, 2021, the Company sold certain PP&E for $8.3 million and $21.4 million, respectively, in cash and recognized net gains on these sales of $2.7 million and $5.1 million, respectively. PP&E sold during the six months ended June 27, 2021 consisted of a broiler farm in Mexico, two processing plants within the U.K. and other miscellaneous equipment. During the three and six months ended June 28, 2020, the Company sold miscellaneous equipment for cash of $9.3 million and $9.9 million, respectively, and recognized net gains on these sales of $1.1 million and $1.6 million, respectively.
The Company has closed or idled various facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of June 27, 2021, the carrying amounts of these idled assets totaled $43.3 million based on depreciable value of $206.2 million and accumulated depreciation of $162.9 million.
As of June 27, 2021, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its property, plant and equipment held for use at that date.
9.    CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	June 27, 2021	December 27, 2020
	(In thousands)
Accounts payable:
Trade accounts	$1,010,576	$904,674
Book overdrafts	64,056	106,435
Other payables	17,532	17,601
Total accounts payable	1,092,164	1,028,710
Accounts payable to related parties(a)	8,595	9,650
Revenue contract liabilities(b)	36,275	65,918
Accrued expenses and other current liabilities:
Legal settlements	391,000	75,000
Compensation and benefits	171,905	189,767
Derivative liabilities	87,419	7,599
Taxes	74,901	67,812
Current maturities of operating lease liabilities	73,643	71,592
Insurance and self-insured claims	66,120	61,212
Accrued sales rebates	25,561	44,708
Interest and debt-related fees	22,736	29,559
U.S. Department of Justice agreement	—	110,524
Other accrued expenses	138,261	150,074
Total accrued expenses and other current liabilities	1,051,546	807,847
Total accounts payable, accrued expenses and other current liabilities	$2,188,580	$1,912,125
(a)    Additional information regarding accounts payable to related parties is included in “Note 16. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 2. Revenue Recognition.”

\10.    INCOME TAXES
The Company recorded income tax expense of $25.5 million, a (63.1)% effective tax rate, for the six months ended June 27, 2021 compared to income tax expense of $35.6 million, a 36.8% effective tax rate, for the six months ended June 28, 2020. The decrease in income tax expense in 2021 resulted primarily from a decrease in pre-tax income partially offset by the recognition of deferred tax expense of $32.2 million related to enactment of the U.K. tax rate change to 25% effective April 1, 2023.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 27, 2021, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the six months ended June 27, 2021 and June 28, 2020, there is a tax effect of $(10.2) million and $9.0 million, respectively, reflected in other comprehensive income.
For the six months ended June 27, 2021 and June 28, 2020, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to stock-based compensation.
The Company and its subsidiaries file a variety of consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In general, tax returns filed by the Company and its subsidiaries for years prior to 2011 are no longer subject to examination by tax authorities.
As of July 27, 2020, JBS owns in excess of 80% of Pilgrim’s. JBS has a federal tax election to file a consolidated tax return with subsidiaries in which it holds an ownership of at least 80%. The Company is currently analyzing the related impacts to our federal and state tax return filings.
11.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	June 27, 2021	December 27, 2020
		(In thousands)
Senior notes payable, net of discount at 4.25%	2031	$990,190	$—
Senior notes payable, net of discount at 5.875%	2027	845,508	845,149
Senior notes payable, net of premium and discount at 5.75%	2025	—	1,001,693
U.S. Credit Facility (defined below):
Term note payable at 1.34%	2023	437,500	450,000
Revolving note payable at 3.50%	2023	40,500	—
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	2022	23	38
Finance lease obligations	Various	1,456	1,664
Long-term debt		2,315,177	2,298,544
Less: Current maturities of long-term debt		(25,453)	(25,455)
Long-term debt, less current maturities		2,289,724	2,273,089
Less: Capitalized financing costs		(19,426)	(17,543)
Long-term debt, less current maturities, net of capitalized financing costs		$2,270,298	$2,255,546

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
On April 8, 2021, the Company announced the early tender results in connection with its previously announced offer to purchase for cash any and all of the $1.0 billion aggregate principal amount of the Senior Notes due 2025. Outstanding principal totaling $896.1 million, representing 89.6% of the Senior Notes due 2025, was validly tendered. On April 14, 2021, the Company redeemed $103.9 million, which represented the remaining outstanding principal balance of the Senior Notes due 2025. Tender and call premium of $21.3 million, capitalized financing costs of $4.6 million, remaining original issue premium of $2.6 million from the add-on offering in September 2017 and remaining original issue discount of $1.1 million from the add-on offering in March 2018 were recognized in earnings during the second quarter of 2021.
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
The revolving loan commitment under the U.S. Credit Facility matures on July 20, 2023. All principal on the Term Loans is due at maturity on July 20, 2023. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans. Covenants in the U.S. Credit Facility also require the Company to use the proceeds it receives from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. As of June 27, 2021, the Company had outstanding borrowings under the term loan commitment of $437.5 million. As of June 27, 2021, the Company had outstanding borrowings, outstanding letters of credit and available borrowings under the revolving credit commitment of $40.5 million, $38.5 million and $671.0 million, respectively.
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
The U.S. Credit Facility contains customary financial and other various covenants for transactions of this type, including restrictions on the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make certain restricted payments, consummate certain asset sales, enter into certain transactions with the Company’s affiliates, or merge, consolidate and/or sell or dispose of all or substantially all of its assets, among other things. The U.S. Credit Facility requires the Company to comply with a minimum level of tangible net worth covenant. The U.S. Credit Facility also provides that the Company may not incur capital expenditures in excess of $500.0 million in any fiscal year.
All obligations under the U.S. Credit Facility continue to be unconditionally guaranteed by certain of the Company’s subsidiaries and continue to be secured by a first priority lien on (1) the accounts receivable and inventory of the Company and its domestic subsidiaries, To-Ricos, Ltd and To-Ricos Distribution, Ltd, (2) 100% of the equity interests in the Company’s domestic subsidiaries, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., and 65% of the equity interests in its direct foreign subsidiaries and (3) substantially all of the assets of the Company and the guarantors under the U.S. Credit Facility. The Company is currently in compliance with the covenants under the U.S. Credit Facility.

Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (1) LIBOR or, in relation to any loan in euros, EURIBOR, plus (2) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park’s subsidiaries. As of June 27, 2021, the U.S. dollar-equivalent loan commitment and borrowing availability were both $138.8 million. As of June 27, 2021, there were no outstanding borrowings under the Bank of Ireland Facility Agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.5%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of June 27, 2021, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $75.7 million. As of June 27, 2021, there were no outstanding borrowings under the Mexico Credit Facility.
12.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The following tables provide information regarding the changes in accumulated other comprehensive income:

	Six Months Ended June 27, 2021(a)
	Gains Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Gains (losses) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$82,782	$(1,191)	$(102,211)	$—	$(20,620)
Other comprehensive income before reclassifications	49,138	2,214	29,185	—	80,537
Amounts reclassified from accumulated other comprehensive income to net income	—	(1,320)	730	—	(590)
Currency translation	—	27	—	—	27
Net current period other comprehensive income	49,138	921	29,915	—	79,974
Balance, end of period	$131,920	$(270)	$(72,296)	$—	$59,354
(a)     All amounts are net of tax. Amounts in parentheses represent income (expenses) related to results of operations.

	Six Months Ended June 28, 2020(a)
	Losses Related to Foreign Currency Translation	Gains on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(1,108)	$(2,406)	$(71,615)	$—	$(75,129)
Other comprehensive income (loss) before reclassifications	(115,547)	2,003	(35,797)	10	(149,331)
Amounts reclassified from accumulated other comprehensive loss to net income	—	580	564	(9)	1,135
Currency translation	—	(102)	—	—	(102)
Net current period other comprehensive income (loss)	(115,547)	2,481	(35,233)	1	(148,298)
Balance, end of period	$(116,655)	$75	$(106,848)	$1	$(223,427)
(a)    All amounts are net of tax. Amounts in parentheses represent income (expenses) related to results of operations.

	Amount Reclassified from Accumulated Other Comprehensive Income(a)
Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 27, 2021	Six Months Ended June 28, 2020	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gain (loss) on settlement of foreign currency derivatives classified as cash flow hedges	$1,282	$(582)	Net sales
Realized gain on settlement of foreign currency derivatives classified as cash flow hedges	255	—	Cost of sales
Realized loss on settlement of interest rate swap derivatives classified as cash flow hedges	(289)	2	Interest expense, net of capitalized interest
Realized gain on sale of securities	—	12	Interest income
Amortization of pension and other postretirement plan actuarial losses(b)	(955)	(751)	Miscellaneous, net
Total before tax	293	(1,319)
Tax expense	297	184
Total reclassification for the period	$590	$(1,135)
(a)    Positive amounts represent income to the results of operations while amounts in parentheses represent expenses to the results of operations.
(b)    These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See “Note 13. Pension and Other Postretirement Benefits.”
Share Repurchase Program and Treasury Stock
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company repurchased shares through open market purchases. As of June 27, 2021, the Company repurchased approximately 6.3 million shares under this program with a market value of approximately $113.4 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock. This program expired on February 16, 2021.
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

13.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund (together, the “U.K. Plans”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $4.0 million and $3.5 million in the three months ended June 27, 2021 and June 28, 2020, respectively, and $9.3 million and $7.1 million in the six months ended June 27, 2021 and June 28, 2020, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Six Months Ended
	June 27, 2021		June 28, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$404,194	$1,593	$369,066	$1,527
Interest cost	2,437	8	4,050	18
Actuarial loss (gain)	(28,552)	(35)	28,806	64
Benefits paid	(5,978)	(70)	(9,965)	(80)
Curtailments and settlements	(2,689)	—	—	—
Prior service cost	—	—	11	—
Currency translation loss (gain)	10,196	—	(11,001)	—
Projected benefit obligation, end of period	$379,608	$1,496	$380,967	$1,529

	Six Months Ended
	June 27, 2021		June 28, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in plan assets
Fair value of plan assets, beginning of period	$305,983	$—	$294,589	$—
Actual return on plan assets	14,564	—	(9,948)	—
Contributions by employer	6,832	70	5,173	80
Benefits paid	(5,978)	(70)	(9,965)	(80)
Curtailments and settlements	(2,689)	—	—	—
Expenses paid from assets	(169)	—	(526)	—
Currency translation gain (loss)	8,764	—	(9,849)	—
Fair value of plan assets, end of period	$327,307	$—	$269,474	$—

	June 27, 2021		December 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Funded status
Unfunded benefit obligation, end of period	$(52,301)	$(1,496)	$(98,211)	$(1,593)

	June 27, 2021		December 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period
Current liability	$(819)	$(167)	$(7,510)	$(169)
Long-term liability	(51,482)	(1,329)	(90,701)	(1,424)
Recognized liability	$(52,301)	$(1,496)	$(98,211)	$(1,593)

	June 27, 2021		December 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in accumulated other comprehensive loss at end of period
Net actuarial loss	$55,846	$138	$95,522	$174
The accumulated benefit obligation for the Company’s defined benefit pension plans was $379.6 million and $404.2 million at June 27, 2021 and December 27, 2020, respectively. Each of the Company’s defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both June 27, 2021 and December 27, 2020. As of June 27, 2021, the weighted average duration of the Company’s defined benefit pension obligation is 19.67 years.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended June 27, 2021		Three Months Ended June 28, 2020		Six Months Ended June 27, 2021		Six Months Ended June 28, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$987	$3	$2,011	$9	$2,437	$8	$4,050	$18
Estimated return on plan assets	(1,815)	—	(3,215)	—	(4,456)	—	(6,498)	—
Settlement loss	837	—	—	—	837	—	—	—
Expenses paid from assets	91	—	93	—	169	—	537	—
Amortization of net loss	381	—	375	—	946	1	751	—
Amortization of past service cost	3	—	—	—	8	—	—	—
Net costs(a)	$484	$3	$(736)	$9	$(59)	$9	$(1,160)	$18
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	June 27, 2021		December 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period
Discount rate	2.31%	2.20%	1.83%	1.80%

	Six Months Ended
	June 27, 2021		June 28, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost
Discount rate	1.86%	1.80%	2.57%	2.77%
Expected return on plan assets	3.53%	NA	4.67%	NA

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The discount rate assumptions used to determine future pension obligations at June 27, 2021 and December 27, 2020 were based on Prudential Financial, Inc.’s (“Prudential”) Pru Above Mean yield curve, which was designed by Prudential to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The Pru Above Mean yield curve represents a series of annual discount rates from bonds with an AA minimum average credit quality rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. The discount rate assumptions used to determine future pension obligations for the U.K. pension plans at June 27, 2021 and December 27, 2020 were based on corporate bond spot yield curves provided by Merrill Lynch. Merrill Lynch bases this calculation entirely on AA1-AA3 rated bonds. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of June 27, 2021 and December 27, 2020, the U.S. pension and other postretirement benefit plans used variations of the Pri-2012 mortality table and the MP2020 mortality improvement scale. As of June 27, 2021 and December 27, 2020, the U.K. pension plans used variations of the AxC00 mortality table in combination with the CMI_2019 Sk=7.5 mortality improvement scale for pre-retirement employees and the S3PMA mortality table in combination with the CMI_2019 Sk=7.5 mortality improvement scale for postretirement employees.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(10,162)	$10,698
The expected rate of return on plan assets was primarily based on the determination of an expected return and for each plan’s current asset portfolio that the Company believes are likely to prevail over long periods. This determination was made using assumptions for return and volatility of the portfolio. Asset class assumptions were set using a combination of empirical and forward-looking analysis. To the extent historical results were affected by unsustainable trends or events, the effects of those trends or events were quantified and removed. The Company also considered anticipated asset allocations, investment strategies and the views of various investment professionals when developing this rate.

Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	June 27, 2021	December 27, 2020
Cash and cash equivalents	2%	1%
Pooled separate accounts for the Union Plan(a):
Equity securities	2%	2%
Fixed income securities	2%	2%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Equity securities	20%	20%
Fixed income securities	12%	13%
Real estate	1%	1%
Pooled separate accounts for the U.K. Plans(a):
Equity securities	36%	35%
Fixed income securities	19%	20%
Real estate	6%	6%
Total assets	100%	100%
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

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of June 27, 2021 and December 27, 2020:

	June 27, 2021				December 27, 2020
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$6,170	$—	$—	$6,170	$1,487	$—	$—	$1,487
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	2,776	—	2,776	—	3,100	—	3,100
Small/Mid U.S. equity funds(e)	—	1,116	—	1,116	—	392	—	392
International equity funds(f)	—	2,175	—	2,175	—	1,874	—	1,874
Fixed income funds(g)	—	5,042	—	5,042	—	5,365	—	5,365
PSAs and CCTs for the GK Pension Plan:
Large U.S. equity funds(d)	—	32,409	—	32,409	—	29,602	—	29,602
Small/Mid U.S. equity funds(e)	—	16,636	—	16,636	—	17,569	—	17,569
International equity funds(f)	—	16,600	—	16,600	—	16,320	—	16,320
Fixed income funds(g)	—	39,229	—	39,229	—	38,944	—	38,944
Real estate(h)	—	4,852	—	4,852	—	5,677	—	5,677
PSAs for the U.K. Plans:
Large U.S. equity funds(d)	—	46,814	—	46,814	—	39,002	—	39,002
International equity funds(f)	—	73,672	—	73,672	—	69,251	—	69,251
Fixed income funds(g)	—	61,276	—	61,276	—	60,212	—	60,212
Real estate(h)	—	18,540	—	18,540	—	17,188	—	17,188
Total assets	$6,170	$321,137	$—	$327,307	$1,487	$304,496	$—	$305,983
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

Benefit Payments
The following table reflects the benefits as of June 27, 2021 expected to be paid through 2030 from the Company’s pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company’s other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2021	$17,363	$99
2022	16,792	163
2023	16,348	156
2024	15,962	149
2025	15,607	140
2026-2030	71,821	555
Total	$153,893	$1,262
As required by funding regulations or laws, the Company anticipates contributing $4.8 million and $0.2 million to its pension plans and other postretirement plans, respectively, during the remainder of 2021.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Income
The amounts in accumulated other comprehensive income that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Six Months Ended
	June 27, 2021		June 28, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss, beginning of period	$95,522	$174	$58,239	$91
Amortization	(954)	(1)	(751)	—
Curtailment and settlement adjustments	(837)	—	—	—
Actuarial loss (gain)	(28,552)	(35)	28,806	64
Asset loss (gain)	(10,109)	—	16,438	—
Currency translation loss (gain)	776	—	(202)	—
Net actuarial loss, end of period	$55,846	$138	$102,530	$155
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
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $3.5 million in the three months ended June 27, 2021 and $8.1 million in the six months ended June 27, 2021.
14.    STOCK-BASED COMPENSATION
For the three months ended June 27, 2021 and June 28, 2020, we recognized total stock-based compensation expense of $3.2 million and $3.2 million, respectively. For the three months ended June 27, 2021 and June 28, 2020, the total income tax benefit recognized for stock-based compensation arrangements was $0.8 million and $0.8 million, respectively.
For the six months ended June 27, 2021 and June 28, 2020, we recognized total stock-based compensation expense of $5.2 million and $3.9 million, respectively. For the six months ended June 27, 2021 and June 28, 2020, the total income tax benefit recognized for stock-based compensation arrangements was $1.3 million and $1.0 million, respectively.
During the six months ended June 27, 2021, we granted 145,000 time-vesting restricted stock units at a grant date price of $19.73 per unit. Theses awards will vest equally on July 1, 2022, July 1, 2023 and July 1, 2024. We also granted 561,236 performance-based restricted stock units at a grant date price of $22.39 per unit. These awards will convert to time-vesting restricted stock units in the first quarter of 2022 if or when the Compensation Committee of the Company’s Board of Directors certifies the achievement of 2021 performance targets. Once converted to time-vesting restricted stock units, the awards will vest equally on December 31, 2022, December 31, 2023 and December 31, 2024. During the same period we also granted 400,000 performance-based restricted stock units at a grant date price of $19.73 per unit. These awards will convert to time-vesting restricted stock units in the first quarter of 2024 if or when the Compensation Committee of the Company’s Board of Directors certifies the achievement of performance targets over a three-year period of January 1, 2021 through December 31, 2023. Once converted to time-vesting restricted stock units, the awards will vest equally on July 1, 2024, July 1, 2025 and July 1, 2026. We also granted 63,000 time-vesting restricted stock units on May 3, 2021 at a grant date price of $23.81 per unit and 2,951 restricted stock units on April 6, 2021 at a grant date price of $24.16.
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
As of June 27, 2021 and December 27, 2020, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk and interest rate swap instruments.

The following items were measured at fair value on a recurring basis:

	June 27, 2021			December 27, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Commodity derivative assets	$28,838	—	$28,838	$24,059	—	$24,059
Foreign currency derivative assets	2,957	—	2,957	2,204	—	2,204
Liabilities:
Commodity derivative liabilities	(86,806)	—	(86,806)	(6,531)	—	(6,531)
Foreign currency derivative liabilities	(135)	—	(135)	(428)	—	(428)
Interest rate swap derivative liabilities	—	(478)	(478)	—	(640)	(640)
Sales contract derivative liabilities	—	5,133	5,133	—	—	—
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	June 27, 2021		December 27, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 2 inputs	$—	$—	$(1,001,693)	$(1,024,510)
Fixed-rate senior notes payable at 5.875%, at Level 2 inputs	(845,508)	(907,732)	(845,149)	(911,957)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(990,190)	(1,036,250)	—	—
Secured loans, at Level 3 inputs	(23)	(23)	(38)	(38)
See “Note 11. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts’ margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at June 27, 2021 or December 27, 2020, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows using weighted average cost of debt of 0.5% for the periods ending June 27, 2021 and December 27, 2020.
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

16.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
Sales to related parties
JBS USA Food Company(a)	$4,017	$3,094	$7,082	$6,547
JBS Australia Pty. Ltd.	939	495	1,822	1,281
Combo, Mercado de Congelados	326	414	777	487
JBS Chile Ltda.	(1)	(44)	87	(44)
Total sales to related parties	$5,281	$3,959	$9,768	$8,271

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$49,547	$35,913	$105,796	$72,810
Penasul UK LTD	2,838	—	5,156	—
Seara Meats B.V.	643	1,080	2,344	3,723
Planterra Food Company	150	—	150	—
JBS Global (U.K.) Ltd.	126	219	495	445
JBS Food Trading (Shanghai) Limited	42	—	42	—
JBS Toledo NV	—	93	—	156
JBS Asia Co Limited	—	—	5	—
Total cost of goods purchased from related parties	$53,346	$37,305	$113,988	$77,134

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$16,987	$13,892	$40,732	$21,973
Seara Food Europe Holdings	2	2	12	2
Total expenditures paid by related parties	$16,989	$13,894	$40,744	$21,975

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$11,072	$4,206	$27,446	$6,626

	June 27, 2021	December 27, 2020
	(In thousands)
Accounts receivable from related parties
JBS USA Food Company(a)	$803	$714
Combo, Mercado de Congelados	35	—
JBS Australia Pty. Ltd.	29	370
Seara International Ltd.	1	—
Total accounts receivable from related parties	$868	$1,084

	June 27, 2021	December 27, 2020
	(In thousands)
Accounts payable to related parties
JBS USA Food Company(a)	$6,844	$8,562
Penasul UK LTD	1,144	—
Seara Meats B.V.	429	1,075
JBS Global (U.K.) Ltd.	125	5
JBS Food Trading (Shanghai) Limited	42	—
JBS Chile Ltda.	11	8
Total accounts payable to related parties	$8,595	$9,650
(a)    The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of June 27, 2021, approximately $1.4 million of goods purchased from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.
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
Additional information regarding reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2021(a)	June 28, 2020(b)	June 27, 2021(c)	June 28, 2020(d)
	(In thousands)
Net sales
U.S.	$2,248,470	$1,798,689	$4,248,029	$3,725,569
U.K. and Europe	935,845	757,201	1,790,579	1,579,463
Mexico	453,383	268,133	872,515	593,919
Total	$3,637,698	$2,824,023	$6,911,123	$5,898,951
(a)For the three months ended June 27, 2021, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $82.8 million. These sales consisted of fresh products, prepared products and grain.
(b)For the three months ended June 28, 2020, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $57.1 million. These sales consisted of fresh products, prepared products and grain.
(c)For the six months ended June 27, 2021, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $150.8 million. These sales consisted of fresh products, prepared products and grain.
(d)For the six months ended June 28, 2020, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $113.7 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
Reportable segment profit (loss)
U.S.	$(224,171)	$39,448	$(156,046)	$124,500
U.K. and Europe	21,831	23,185	32,326	46,375
Mexico	79,195	(35,544)	159,025	(59,424)
Eliminations	14	200	28	224
Total operating income (loss)	(123,131)	27,289	35,333	111,675
Interest expense, net of capitalized interest	50,651	32,323	80,985	65,011
Interest income	(842)	(1,158)	(3,208)	(2,848)
Foreign currency transaction loss (gain)	4,145	5,525	6,659	(12,860)
Miscellaneous, net	(770)	(45)	(8,614)	(34,233)
Income (loss) before income taxes	(176,315)	(9,356)	(40,489)	96,605
Income tax expense (benefit)	(9,812)	(2,956)	25,546	35,556
Net income (loss)	$(166,503)	$(6,400)	$(66,035)	$61,049

	June 27, 2021	December 27, 2020
	(In thousands)
Total assets
U.S.	$5,502,300	$5,189,021
U.K. and Europe	3,108,881	3,034,219
Mexico	1,099,050	1,212,428
Eliminations	(1,961,386)	(1,961,171)
Total assets	$7,748,845	$7,474,497

	June 27, 2021	December 27, 2020
	(In thousands)
Long-lived assets(a)
U.S.	$1,843,412	$1,815,460
U.K. and Europe	852,059	842,049
Mexico	281,063	292,651
Eliminations	(3,756)	(3,783)
Total long-lived assets	$2,972,778	$2,946,377
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
Tax Claims and Proceedings
During 2014 and 2015 the Mexican Tax Authorities opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“APPM”) in regards to tax years 2009 and 2010, respectively. In both instances, the Mexican Tax Authorities claim that controlled company status did not exist for certain subsidiaries because APPM did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Commercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R. L. de C.V. (in 2010). As a result, APPM should have considered dividends paid out of these subsidiaries partially taxable since a portion of the dividend amount was not paid from the net tax profit account (CUFIN). APPM is currently appealing. Amounts under appeal are $30.8 million and $18.6 million for tax years 2009 and 2010, respectively. No loss has been recorded for these amounts at this time.
In re Broiler Chicken Antitrust Litigation
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois (the “Illinois Court”) against PPC and 19 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers (“the Direct Purchaser Plaintiff Class”) and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and July 9, 2021, 77 individual direct action complaints were filed with the Illinois Court by individual direct purchaser entities (“DAPs”) naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. Subsequent amendments to certain complaints added allegations of price fixing and bid rigging on certain sales, which have been stayed by the Illinois Court pending resolution of the original supply reduction conspiracy. On June 17, 2021, the Illinois Court issued a revised scheduling order through trial, which contemplates the close of merits fact discovery for defendants and most plaintiffs on July 31, 2021, with additional discovery of subsequent DAPs proceeding in six month increments following consolidation of each DAP complaint. Expert discovery will proceed from August 31, 2021 through May 13, 2022 with summary judgment briefing beginning on June 10, 2022 and concluding on November 21, 2022. The Court has not yet set a trial date.
On January 11, 2021, PPC announced that it had entered into an agreement to settle all claims made by the putative Direct Purchaser Plaintiff Class (“DPPs”), which the Illinois Court preliminarily approved February 25, 2021. As a result of this agreement, PPC recognized an expense of $75.0 million within Selling, general and administrative expense in the Consolidated Statements of Income for the year ended December 27, 2020. Pursuant to this agreement, PPC paid the DPPs this amount during the first quarter of 2021.

On July 16, 2021, PPC and the putative End-User Consumer Indirect Purchaser Plaintiff Class (“EUCPs”) jointly informed the Court that they had reached an agreement to settle all claims, subject to Court approval under Rule 23. The EUCPs will file a motion for preliminary, and ultimately final, approval of the proposed settlement in the near future. In addition, PPC has agreed in principle to settle all claims made by the putative Commercial and Institutional Indirect Purchaser Plaintiff Class (“CIIPPs”). PPC and CIIPPs are negotiating a long-form settlement agreement, which the Illinois Court will need to approve. Under the terms of these settlements, PPC has agreed to pay the EUCPs and CIIPPs an aggregate amount of $120.5 million to release all outstanding claims brought by such Classes. These settlements are subject to the execution of long-form settlement agreements with the respective parties and Illinois Court approval thereafter. As a result of these agreements, PPC recognized this expense within Selling, general and administrative expense in the Consolidated Statements of Income for the three and six months ended June 27, 2021.
The settlements with the DPPs, EUCPs and CIIPPs do not cover the claims of the DAPs or other parties who have or will opt out of such settlements (collectively, the “Opt Outs”). PPC will therefore continue to litigate against such Opt Outs and will seek reasonable settlements where they are available. PPC has recognized an expense of $251.4 million to cover potential settlements with various Opt Outs. The amount accrued is an estimate that is subject to change. PPC recognized this expense within Selling, general and administrative expense in the Consolidated Statements of Income for the three and six months ended June 27, 2021.
On February 21, 2017, the Attorney General of Florida (“Florida AG”) issued a civil investigative demand (“CID”) regarding the broiler chicken market. The CID requests, among other things, data and information related to the acquisition and processing of broiler chickens and the sale of chicken products. PPC is cooperating with the Florida AG in producing documents pursuant to the CID.
On August 6, 2020, the Attorney General of Washington (“Washington AG”) issued a CID regarding similar broiler chicken matters that are the subject of the Florida CID. The CID requests, among other things, data and information related to the acquisition and processing of broiler chickens and the sale of chicken products. PPC is cooperating with the Washington AG in producing documents pursuant to the CID.
On each of February 24, 2021 and May 4, 2021, the Attorney General of Louisiana (“Louisiana AG”) issued a CID regarding similar broiler chicken matters that are the subject of Florida CID. The CID requests, among other things, data and information related to the acquisition and processing of broiler chickens and the sale of chicken products. PPC is cooperating with the Louisiana AG in producing documents pursuant to the CID.
On September 1, 2020, the Attorney General of New Mexico filed a complaint in the First Judicial District Court in the County of Santa Fe, New Mexico. The complaint alleges the same claims as those made in the In re Broiler Chicken Antitrust Litigation under New Mexico state law. PPC filed its answer to the complaint on February 1, 2021.
On February 22, 2021, the Attorney General of Alaska filed a complaint in Superior Court in the Third Judicial District in Anchorage, Alaska. The complaint alleges the same claims as those made in the In re Broiler Chicken Antitrust Litigation under Alaska state law. PPC answered the complaint on June 14, 2021.
Other Claims and Proceedings
On October 10, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado (the “Colorado Court”) against PPC and its named executive officers (the “Hogan Litigation”). The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the In re Broiler Chicken Antitrust Litigation, (2) its conduct constituted a violation of federal antitrust laws, (3) PPC’s revenues during the class period were the result of illegal conduct and (4) that PPC lacked effective internal control over financial reporting. The complaint also states that PPC’s industry was anticompetitive and seeks compensatory damages. On April 4, 2017, the Colorado Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2017. PPC and the other defendants moved to dismiss on June 12, 2017, and the plaintiff filed its opposition on July 12, 2017. PPC and the other defendants filed their reply on August 1, 2017. On March 14, 2018, the Colorado Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Colorado Court’s decision and for permission to file a Second Amended Complaint. PPC and the other defendants filed a response to the plaintiff’s motion on April 25, 2018. On November 19, 2018, the Colorado Court denied the plaintiff’s motion for reconsideration and granted plaintiff leave to file a Second Amended Complaint. On June 8, 2020, the plaintiff filed a Second Amended Complaint against the same defendants, based in part on the Indictment (defined below). On July 31, 2020, defendants filed a motion to dismiss the Second Amended Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. The Colorado Court granted the motion to dismiss on April 19, 2021 and issued judgment in favor of defendants. On May 17, 2021, the plaintiff filed a motion for amended judgment. PPC and the other defendants filed their opposition to the motion for amended judgment on June 7, 2021. The Colorado Court’s decision on the motion for the amended judgment is currently pending.
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
On March 9, 2017, a stockholder derivative action, DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of PPC’s directors and its Chief Financial Officer, Fabio Sandri, in the Nineteenth Judicial District Court for the County of Weld in Colorado (the “Weld County Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the In re Broiler Chicken Antitrust Litigation, and issuing false and misleading statements as alleged in the Hogan class action litigation. On April 17, 2017, a related stockholder derivative action, Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of PPC’s directors and its Chief Financial Officer in the Weld County Court. The Brima complaint contains largely the same allegations as the DiSalvio complaint. The DiSalvio and Brima litigations (“the Derivative Litigation”) have been consolidated, and on October 14, 2020, an amended shareholder derivative complaint was filed which alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC from engaging in an antitrust conspiracy as alleged in the Broiler litigation, the Indictment (as defined below), and other related proceedings; and by failing to prevent the issuance of false and misleading statements as alleged in the Hogan securities litigation and the UFCW securities litigation (as defined below). The consolidated case was stayed, pending the resolution of the motion to dismiss in the Hogan Litigation described above. Following the Colorado Court granting defendants’ motion to dismiss in the Hogan litigation, the stay was lifted. The parties then filed a joint motion to continue the stay pending the Colorado Court’s decision on the motion for amended judgment. The Weld County Court granted the motion to continue the stay on June 22, 2021.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (the “Maryland Court”) against PPC and a number of other chicken producers, as well as WMS Webber, Meng, Sahl and Company and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. On November 12, 2019, the Maryland Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs informed the defendants and the Maryland Court that they would be amending their complaint, which they did on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint, but was extended to include more class members and turkey processors as well as chicken processors. The defendants filed motions to dismiss the consolidated amended complaint on March 2, 2020. The Maryland Court dismissed PPC and a number of other defendants on September 16, 2020 without prejudice. The plaintiffs subsequently filed amended complaints on November 2, 2020 re-naming PPC and the other dismissed defendants. On June 14, 2021, PPC entered into a binding Settlement Agreement to settle all claims with the putative class for $29.0 million. As a result of this agreement, PPC recognized this expense within Selling, general and administrative expense in the Consolidated Statements of Income for the three and six months ended June 27, 2021. A motion for preliminary approval of the settlement was filed on July 16, 2021, which the Maryland Court granted on July 20, 2021. The settlement is still subject to final approval by the Maryland Court.

On July 6, 2020, United Food and Commercial Workers International Union Local 464A (“UFCW”), acting on behalf of itself and a putative class of persons who purchased shares of PPC stock between February 9, 2017 and June 3, 2020, filed a class action complaint in the Colorado Court against PPC, and Messrs. Lovette, Penn, and Sandri. The complaint alleges, among other things, that PPC’s public statements regarding its business and the drivers behind its financial results were false and misleading due to the defendants’ purported failure to disclose its participation in an antitrust conspiracy as alleged in the Broiler litigation and the Indictment (defined below). On September 4, 2020, UFCW and the New Mexico State Investment Council (“NMSIC”) filed competing motions to be appointed lead plaintiff under the Private Litigation Securities Reform Act. On March 17, 2021, the court appointed NMSIC as lead plaintiff. On May 26, 2021, NMSIC filed an amended complaint, which shortened the end date of the putative class period to June 3, 2020. PPC and the other defendants moved to dismiss the amended complaint on July 19, 2021. NMSIC’s opposition to the motions to dismiss is due on September 1, 2021.
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
On June 3, 2020, PPC learned of an indictment by a Grand Jury in the Colorado Court against Jayson Penn, the chief executive officer and president of PPC at that time, in addition to two former employees of PPC and a former employee of a different company (the “Indictment”). The Indictment alleges that the defendants entered into and engaged in a conspiracy to suppress and eliminate competition by rigging bids and fixing prices and other price-related terms for broiler chicken products sold in the U.S., in violation of Section 1 of the Sherman Antitrust Act, 15 U.S.C. Section 1. On June 4, 2020, PPC learned that Mr. Penn pleaded not guilty to the charges. Effective June 15, 2020, Mr. Penn began a paid leave of absence from PPC. In connection with Mr. Penn’s leave of absence, PPC’s Board of Directors appointed the chief financial officer of PPC, Fabio Sandri, to serve in the additional role of PPC’s interim president and chief executive officer. On September 22, 2020, PPC’s Board of Directors appointed Fabio Sandri as PPC’s President and Chief Executive Officer in addition to his role as Chief Financial Officer. On September 22, 2020, PPC disclosed that Mr. Penn was no longer with the Company. On February 10, 2021, the Company appointed Matthew Galvanoni as its new Chief Financial Officer, effective March 15, 2021.
On October 6, 2020, PPC learned of a superseding indictment by a Grand Jury in the Colorado Court against former Chief Executive Officer of PPC, William Lovette, one additional former employee of PPC, and four employees of different companies. The superseding indictment alleges similar claims to the Indictment.
On October 13, 2020, the Company announced that it had entered into a plea agreement (the “Plea Agreement”) with the DOJ pursuant to which the Company agreed to (1) plead guilty to one count of conspiracy in restraint of competition involving sales of broiler chicken products in the U.S. in violation of the Sherman Antitrust Act, 15 U.S.C. § 1, and (2) pay a fine of $110.5 million. The Company recognized the fine as expense which is included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income for the three months ended September 27, 2020. Under the Plea Agreement, the DOJ agreed not to bring further charges against the Company for any antitrust violation involving the sale of broiler chicken products in the U.S. occurring prior to the date of the Plea Agreement. On February 23, 2021, the Colorado Court approved the Plea Agreement and assessed a fine of $107.9 million. The Company continues to cooperate with the DOJ in connection with the ongoing federal antitrust investigation into alleged price fixing and other anticompetitive conduct in the broiler chicken industry.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
We are one of the largest chicken producers in the world, and as a vertically integrated company, we are able to control every phase of the production process, which helps us manage food safety and quality, control margins and improve customer service. This gives us the opportunity to continue to create growth and development opportunities, further increasing our position as a leading domestic and global protein company. With the acquisition of Pilgrim’s Pride Limited (“PPL”) and Moy Park in 2019 and 2017, respectively, we solidified ourselves as a leading European food company while diversifying our product mix with introduction into the pork market. With the acquisition of GNP in 2017, we further solidified ourselves as a leading poultry company within the U.S.
We reported net loss attributable to Pilgrim’s of $66.5 million, or $0.27 per diluted common share, and loss before tax totaling $40.5 million, for the six months ended June 27, 2021. These operating results included net sales of $6.9 billion, gross profit of $641.5 million and $115.0 million of cash used in operating activities. We generated a consolidated operating margin of 0.5% with operating margins of (3.7)%, 1.8% and 18.2% in our U.S., U.K. and Europe, and Mexico reportable segments, respectively. For the six months ended June 27, 2021, we generated EBITDA and Adjusted EBITDA of $219.5 million and $625.5 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Cybersecurity Attack
On May 30, 2021, we determined that we were the target of an organized cybersecurity attack (the “Cyberattack”) affecting some of the servers supporting our global IT systems. Upon learning of the intrusion, we contacted federal officials and activated our cybersecurity protocols, including voluntarily shutting down all affected systems to isolate the intrusion, limit the potential infection and preserve core systems. Restoring systems critical to production was prioritized. In addition, encrypted backup servers, which were not affected by the Cyberattack, allowed for a return to full operations within two days. We incurred a loss of approximately $10.0 million related to the Cyberattack, which included an allocation of $2.4 million of the total $11.0 million ransom paid by our parent company.
Our response, IT systems and encrypted backup servers allowed for a rapid recovery from the Cyberattack. As a result, the loss of food produced was limited to less than one day of production. We continue to cooperate with government officials regarding this incident. We are not aware of any evidence that any customer, supplier, employee or financial data has been compromised or misused as a result of the Cyberattack.
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
During 2021, COVID-19 vaccinations have increased while daily COVID-19 case rates decreased, leading to gradual relaxations of COVID-19 restrictions, such as those directly affecting restaurants’ indoor dining capacities and increased consumer mobility. The delivery of the second and third COVID-19 direct relief packages to taxpayers, in addition to extended unemployment benefits, were supportive of consumer income. These same relief packages have been a factor in labor shortages and higher absenteeism at our facilities, which has caused a reduction in chicken production.
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
•Our operations. All of our 60 production facilities are operating. To date, we have not experienced a material impact from a plant closure and our facilities have largely been exempt from government closure orders.
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
•Foreign currency exchange rates and commodity prices. During the six months ended June 27, 2021, we experienced increased volatility in foreign currency exchange rates and commodity prices, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. We expect continued volatility in foreign currency exchange rates and commodity prices during 2021, though we cannot reasonably estimate the duration, extent or impact of that volatility.
•CARES Act. On March 27, 2020, the U.S. government enacted the CARES Act, which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. As of the June 27, 2021, we have delayed approximately $52.3 million of employer payroll taxes with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.
Senior Notes due 2031
On April 8, 2021, we completed a sale of $1.0 billion aggregate principal amount of 4.25% sustainability-linked senior notes due 2031 (“Senior Notes due 2031”). We used the net proceeds of the sale, together with cash on hand, to redeem our 5.75% senior notes due 2025 (“Senior Notes due 2025”). From and including October 15, 2026, the interest rate payable on the notes will increase to 4.50% per annum unless we timely notify the related indenture trustee that our greenhouse gas emissions intensity reduction target has been satisfied and that the satisfaction of the target has been confirmed by a qualified provider of third-party assurance or attestation services appointed by us to review our statement of the greenhouse gas emissions intensity in accordance with its customary procedures.
Additional information regarding the Senior Notes due 2031 is included in “Note 11. Debt.”
Announced Acquisition
On June 17, 2021, the Company announced that it has executed an acquisition agreement to acquire the Meats and Meals business of Kerry Consumer Foods in the United Kingdom and Ireland (the “Acquisition”). The Acquisition, which was unanimously approved by Pilgrim’s Board of Directors, values the acquired businesses at a £680 million (or approximately $952 million based on a 1.40 USD/GBP exchange rate as of June 16, 2021) enterprise value.
Kerry Meats is a leading manufacturer of branded and private label meats, meat snacks and food-to-go products in the United Kingdom and Ireland. Kerry Meals is a leading ethnic chilled and frozen ready meals business in the United Kingdom. The combined businesses produced over £725 million in annual sales during the year ended December 31, 2020 and have more than 4,500 team members.

The Acquisition is expected to close in the fourth quarter of 2021 and is subject to routine closing purchase price adjustments (including working capital and net debt adjustments), customer closing conditions and regulatory approvals.
Raw Materials and Pricing
Our U.S. and Mexico segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe segment uses wheat, soybean meal and barley as the main ingredients for feed production.
Market prices for chicken products during the three months ended June 27, 2021 began the period slightly above the 5-year average and maintained levels well above historical norms throughout the period. During the second quarter of 2021, the industry saw higher levels of egg sets, chick placements and production than second quarter of 2020 due to the reductions in prior year resulting from the onset of the COVID-19 pandemic. The result of these increases drove an increase in broiler production relative to levels in the prior year. The continued easing of COVID-19 restrictions and increased vaccinations against COVID-19 throughout the U.S. drove a significantly improved foodservice demand environment for chicken. The retail environment maintained consistent levels as consumers continue to utilize chicken as a staple in their at-home meal preparation. Increased chicken demand coincided with mild production growth and already pressured cold storage inventory levels, which entered the quarter well below the 5-year average, resulting in the continued strength of market prices for chicken products in the three months ended June 27, 2021.
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
Results of Operations
Three Months Ended June 27, 2021 Compared to the Three Months Ended June 28, 2020
Net sales. Net sales generated in the three months ended June 27, 2021 increased $813.7 million, or 28.8%, from net sales generated in the three months ended June 28, 2020. The following table provides net sales information:

Sources of net sales	Three Months Ended June 27, 2021	Change from Three Months Ended June 28, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,248,470	$449,781	25.0%
U.K. and Europe	935,845	178,644	23.6%
Mexico	453,383	185,250	69.1%
Total net sales	$3,637,698	$813,675	28.8%
U.S. Reportable Segment. U.S. net sales generated in the three months ended June 27, 2021 increased $449.8 million, or 25.0%, from U.S. net sales generated in the three months ended June 28, 2020 primarily due to an increase in net sales per pound which contributed $447.7 million, or 24.9 percentage points, to the increase in net sales. The increase in net sales per pound was driven primarily from higher than average chicken commodity prices in the U.S. during the three months ended June 27, 2021. Also contributing to the increase in net sales was an increase from sales volume of $2.1 million, or 0.1 percentage points.

U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the three months ended June 27, 2021 increased $178.6 million, or 23.6%, from U.K. and Europe net sales generated in the three months ended June 28, 2020 primarily due to a favorable impact of foreign currency translation, an increase in net sales per pound and an increase in sales volume. The favorable impact of foreign currency translation contributed $103.6 million, or 13.7 percentage points, to the increase in net sales. The increase in sales volume contributed $61.5 million, or 8.1 percentage points, to the increase in net sales and was primarily driven by market recoveries in foodservice from the lessening of restrictions due to the COVID-19 pandemic from prior year. The increase in net sales per pound contributed $13.5 million, or 1.8 percentage points, to the increase in net sales and was primarily driven by changes to feed and other production input costs.
Mexico Reportable Segment. Mexico net sales generated in the three months ended June 27, 2021 increased $185.3 million, or 69.1%, from Mexico net sales generated in the three months ended June 28, 2020 primarily due to an increase in net sales per pound of $119.9 million, or 44.7 percentage points, and a favorable impact of foreign currency remeasurement of $63.6 million, or 23.7 percentage points. This increase in net sales per pound was driven primarily by higher live chicken commodity prices in Mexico during the three months ended June 27, 2021 in comparison to the three months ended June 28, 2020. Also contributing to the increase in net sales was an increase from sales volume of $1.8 million, or 0.7 percentage points.
Gross profit. Gross profit increased by $260.4 million, or 217.2%, from $119.9 million generated in the three months ended June 28, 2020 to $380.2 million generated in the three months ended June 27, 2021. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended June 27, 2021	Change from Three Months Ended June 28, 2020		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 27, 2021	June 28, 2020
	(In thousands, except percent data)
Net sales	$3,637,698	$813,675	28.8%	100.0%	100.0%
Cost of sales	3,257,457	553,293	20.5%	89.5%	95.8%
Gross profit	$380,241	$260,382	217.2%	10.5%	4.2%

Sources of gross profit	Three Months Ended June 27, 2021	Change from Three Months Ended June 28, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$240,348	$152,327	173.1%
U.K. and Europe	50,045	(6,603)	(11.7)%
Mexico	89,834	114,844	459.2%
Elimination	14	(186)	(93.0)%
Total gross profit	$380,241	$260,382	217.2%

Sources of cost of sales	Three Months Ended June 27, 2021	Change from Three Months Ended June 28, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,008,122	$297,454	17.4%
U.K. and Europe	885,800	185,247	26.4%
Mexico	363,549	70,406	24.0%
Elimination	(14)	186	93.0%
Total cost of sales	$3,257,457	$553,293	20.5%

U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended June 27, 2021 increased $297.5 million, or 17.4%, from cost of sales incurred by our U.S. segment during the three months ended March 29, 2020. Cost of sales increased primarily because of the impact of increased cost per pound sold of $281.0 million, or 16.4 percentage points, and increased cost from sales volume of $16.5 million, or 1.0 percentage point. Included in the increased cost of sales was an $248.9 million increase in live operations costs and a $14.0 million increase in payroll expenses. The increase in live operations costs includes an increase in feed costs of $216.0 million driven primarily from higher corn and soy commodity prices, one of our main ingredients in feed, an increase of $20.6 million in chick costs and an increase of $17.1 million in contract grower costs. Other factors affecting cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the three months ended June 27, 2021 increased $185.2 million, or 26.4%, from cost of sales incurred by our U.K. and Europe segment during the three months ended June 28, 2020. The increase in cost of sales was primarily from the unfavorable impact of foreign currency translation, increased sales volume and increased cost per pound sold, contributing $98.0 million, or 14.0 percentage points, $56.9 million, or 8.1 percentage points, and $30.3 million, or 4.3 percentage points, respectively, to the increase in cost of sales. The increase in sales volume is primarily from market recoveries in foodservice from the lessening of restrictions due to the COVID-19 pandemic from prior year. The increase in net sales per pound is primarily from changes to feed and other input costs. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended March 28, 2021 increased $70.4 million, or 24.0%, from cost of sales incurred by our Mexico segment during the three months ended June 28, 2020. This increase was driven by an unfavorable impact of foreign currency remeasurement, increased cost per pound sold and an increase in sales volume of $51.0 million, or 17.3 percentage points, $17.5 million, or 6.0 percentage points, and $1.9 million, or 0.7 percentage points, respectively. The increase in cost per pound sold was primarily driven by increases in corn and soy costs, which are used as feed. Other factors affecting cost of sales were individually immaterial.
Operating income. Operating income decreased by $150.4 million, or 551.2%, from $27.3 million generated in the three months ended June 28, 2020 to $123.1 million generated in the three months ended June 27, 2021. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended June 27, 2021	Change from Three Months Ended June 28, 2020		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 27, 2021	June 28, 2020
	(In thousands, except percent data)
Gross profit	$380,241	$260,382	217.2%	10.5%	4.2%
SG&A expense	503,372	410,802	443.8%	13.8%	3.3%
Operating income	$(123,131)	$(150,420)	(551.2)%	(3.4)%	1.0%

Sources of operating income	Three Months Ended June 27, 2021	Change from Three Months Ended June 28, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$(224,171)	$(263,619)	(668.3)%
U.K. and Europe	21,831	(1,354)	(5.8)%
Mexico	79,195	114,739	322.8%
Eliminations	14	(186)	(93.0)%
Total operating income	$(123,131)	$(150,420)	(551.2)%

Sources of SG&A expense	Three Months Ended June 27, 2021	Change from Three Months Ended June 28, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$464,519	$415,946	856.3%
U.K. and Europe	28,214	(5,249)	(15.7)%
Mexico	10,639	105	1.0%
Total SG&A expense	$503,372	$410,802	443.8%

U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended June 27, 2021 increased $415.9 million, or 856.3%, from SG&A expense incurred by our U.S. reportable segment during the three months ended June 28, 2020. This increase in SG&A expense resulted primarily from an increase in legal fees of $12.0 million and $395.9 million recognized in anticipation of probable settlements of ongoing litigation. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the three months ended June 27, 2021 decreased $5.2 million, or 15.7%, from SG&A expense incurred by our U.K. and Europe segment during the three months ended June 28, 2020. The decrease in SG&A expense was driven primarily by a reduction of $2.8 million in third-party hardware and software support expenses. Other factors affecting SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended June 27, 2021 increased approximately $105,000, or 1.0%, from SG&A expense incurred by our Mexico segment during the three months ended June 28, 2020. Factors affecting our Mexico segment’s SG&A expense were individually immaterial.
Net interest expense. Net interest expense increased to $49.8 million recognized in the three months ended June 27, 2021 from $31.2 million recognized in the three months ended June 28, 2020. The increase in net interest expense resulted primarily from a loss on early extinguishment of debt recognized as a component of interest expense of $24.3 million, partially offset by a decrease in interest expense on outstanding borrowings of $5.7 million. Average borrowings decreased by $337.8 million from $2.66 billion during the three months ended June 28, 2020 to $2.33 billion during the three months ended June 27, 2021. As a percent of net sales, interest expense in the three months ended June 27, 2021 and June 28, 2020 was 1.4% and 1.1%, respectively.
Income taxes. Income tax benefit increased to $9.8 million, a 5.6% effective tax rate, for the three months ended June 27, 2021 compared to an income tax benefit of $3.0 million, a 31.6% effective tax rate, for the three months ended June 28, 2020. The increase in income tax benefit resulted primarily from the recognition of deferred tax expense of $32.2 million related to enactment of the U.K. tax rate change to 25% effective April 1, 2023, partially offset by a decrease in pre-tax income.
Six Months Ended June 27, 2021 Compared to the Six Months Ended June 28, 2020
Net sales. Net sales generated in the six months ended June 27, 2021 increased $1.0 billion, or 17.2%, from net sales generated in the six months ended June 28, 2020. The following table provides net sales information:

Sources of net sales	Six Months Ended June 27, 2021	Change from Six Months Ended June 28, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$4,248,029	$522,460	14.0%
U.K. and Europe	1,790,579	211,116	13.4%
Mexico	872,515	278,596	46.9%
Total net sales	$6,911,123	$1,012,172	17.2%
U.S. Reportable Segment. U.S. net sales generated in the six months ended June 27, 2021 increased $522.5 million, or 14.0%, from U.S. net sales generated in the six months ended June 28, 2020 primarily because of an increase in net sales per pound and an increase in sales volume. The increase in net sales per pound contributed $511.3 million, or 13.7 percentage points, to the increase in net sales. This increase in net sales per pound was driven primarily from higher than average chicken commodity prices in the U.S. during the six months ended June 27, 2021. The increase in sales volume contributed $11.2 million, or 0.3 percentage points to the increase in net sales.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the six months ended June 27, 2021 increased $211.1 million, or 13.4%, from U.K. and Europe net sales generated in the six months ended June 28, 2020 primarily because of a favorable impact of foreign currency translation of $163.6 million, or 10.4 percentage points, an increase in sales volume of $41.0 million, or 2.6 percentage points, and an increase in net sales per pound of $6.5 million, or 0.4 percentage points. The increase in sales volume was primarily driven by market recoveries in foodservice from the lessening of restrictions due to the COVID-19 pandemic from prior year.

Mexico Reportable Segment. Mexico net sales generated in the six months ended June 27, 2021 increased $278.6 million, or 46.9%, from Mexico net sales generated in the six months ended June 28, 2020 primarily because of an increase in net sales per pound of $260.7 million, or 43.9 percentage points, and the favorable impact of foreign currency remeasurement of $58.8 million, or 9.9 percentage points. The increase in net sales per pound was driven primarily by higher live chicken commodity prices in Mexico during the six months ended June 27, 2021 in comparison to the six months ended June 28, 2020. The increases from foreign currency remeasurement and net sales per pound were partially offset by a decrease in sales volume of $40.9 million, or 6.9 percentage points.
Gross profit. Gross profit increased by $344.5 million, or 116.0%, from $297.0 million generated in the six months ended June 28, 2020 to $641.5 million generated in the six months ended June 27, 2021. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Six Months Ended June 27, 2021	Change from Six Months Ended June 28, 2020		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 27, 2021	June 28, 2020
	(In thousands, except percent data)
Net sales	$6,911,123	$1,012,172	17.2%	100.0%	100.0%
Cost of sales	6,269,639	667,646	11.9%	90.7%	95.0%
Gross profit	$641,484	$344,526	116.0%	9.3%	5.0%

Sources of gross profit	Six Months Ended June 27, 2021	Change from Six Months Ended June 28, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$373,207	$147,083	65.0%
U.K. and Europe	87,853	(20,923)	(19.2)%
Mexico	180,396	218,562	572.7%
Elimination	28	(196)	(87.5)%
Total gross profit	$641,484	$344,526	116.0%

Sources of cost of sales	Six Months Ended June 27, 2021	Change from Six Months Ended June 28, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$3,874,822	$375,377	10.7%
U.K. and Europe	1,702,726	232,039	15.8%
Mexico	692,119	60,034	9.5%
Elimination	(28)	196	87.5%
Total cost of sales	$6,269,639	$667,646	11.9%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the six months ended June 27, 2021 increased $375.4 million, or 10.7%, from cost of sales incurred by our U.S. segment during the six months ended June 28, 2020. Cost of sales increased primarily because of the impact of increased cost per pound sold of $364.9 million, or 10.4 percentage points, and increased cost from sales volume of $10.5 million, or 0.3 percentage points. Included in the increased cost of sales were a $296.7 million increase in feed costs, $30.2 million in chick costs and an increase in contract grower costs of $21.2 million. The increase in feed costs is driven primarily from higher corn and soy commodity prices, our main ingredients in feed. Other factors affecting cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the six months ended June 27, 2021 increased $232.0 million, or 15.8%, from cost of sales incurred by our U.K. and Europe segment during the six months ended June 28, 2020. The increase in cost of sales was driven by the unfavorable impact of foreign currency translation, increased cost per pound sold and increased sales volume contributing $155.6 million, or 10.6 percentage points, $38.3 million, or 2.6 percentage points, and $38.1 million, or 2.6 percentage points, respectively, to the increase in cost of sales. Other factors affecting cost of sales were individually immaterial.

Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the six months ended June 27, 2021 increased $60.0 million, or 9.5%, from cost of sales incurred by our Mexico segment during the six months ended June 28, 2020. This increase was primarily because of an increase in cost per pound sold and the unfavorable impact of foreign currency remeasurement of $57.0 million, or 9.0 percentage points, and $46.6 million, or 7.4 percentage points, respectively. The increase in cost per pound sold was primarily driven by the cost of grains used as feed. These increases were partially offset by a decrease in sales volume of $43.6 million, or 6.9 percentage points. Other factors affecting cost of sales were individually immaterial.
Operating income. Operating income decreased by $76.3 million, or 68.4%, from $111.7 million generated in the six months ended June 28, 2020 to $35.3 million generated in the six months ended June 27, 2021. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Six Months Ended June 27, 2021	Change from Six Months Ended June 28, 2020		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 27, 2021	June 28, 2020
	(In thousands, except percent data)
Gross profit	$641,484	$344,526	116.0%	9.3%	5.0%
SG&A expense	606,151	420,868	227.1%	8.8%	3.1%
Operating income	$35,333	$(76,342)	(68.4)%	0.5%	1.9%

Sources of operating income	Six Months Ended June 27, 2021	Change from Six Months Ended June 28, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$(156,046)	$(280,546)	(225.3)%
U.K. and Europe	32,326	(14,049)	(30.3)%
Mexico	159,025	218,449	367.6%
Eliminations	28	(196)	(87.5)%
Total operating income	$35,333	$(76,342)	(68.4)%

Sources of SG&A expense	Six Months Ended June 27, 2021	Change from Six Months Ended June 28, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$529,253	$427,629	420.8%
U.K. and Europe	55,527	(6,874)	(11.0)%
Mexico	21,371	113	0.5%
Total SG&A expense	$606,151	$420,868	227.1%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the six months ended June 27, 2021 increased $427.6 million, or 420.8%, from SG&A expense incurred by our U.S. reportable segment during the six months ended June 28, 2020. This increase in SG&A expense resulted primarily from an increase of $18.1 million in legal fees and $398.3 million recognized in anticipation of probable settlements in ongoing litigation. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the six months ended June 27, 2021 decreased $6.9 million, or 11.0%, from SG&A expense incurred by our U.K. and Europe segment during the six months ended June 28, 2020. The decrease in SG&A expense was driven primarily by a reduction of $3.4 million in third-party hardware and software support expenses. Other factors affecting SG&A expense in our U.K. and Europe operations were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the six months ended June 27, 2021 increased approximately $113,000, or 0.5%, from SG&A expense incurred by our Mexico segment during the six months ended June 28, 2020. Factors affecting our Mexico segment’s SG&A expense were individually immaterial.

Net interest expense. Net interest expense increased to $77.8 million recognized in the six months ended June 27, 2021 from $62.2 million recognized in the six months ended June 28, 2020. The increase in net interest expense resulted primarily from a loss on early extinguishment of debt recognized as a component of interest expense of $24.3 million, partially offset by a decrease in interest expense on average outstanding borrowings of $8.7 million. Average borrowings decreased by $206.7 million from $2.5 billion during the six months ended June 28, 2020 to $2.3 billion during the six months ended June 27, 2021. As a percent of net sales, interest expense in the six months ended June 27, 2021 and June 28, 2020 was 1.2% and 1.1%, respectively.
Income taxes. Income tax expense decreased to $25.5 million, a (63.1)% effective tax rate, for the six months ended June 27, 2021 compared to income tax expense of $35.6 million, a 36.8% effective tax rate, for the six months ended June 28, 2020. The decrease in income tax expense resulted primarily from a decrease in pre-tax income partially offset by the recognition of deferred tax expense of $32.2 million related to enactment of the U.K. tax rate change to 25% effective April 1, 2023.
Liquidity and Capital Resources
    The following table presents our available sources of liquidity as of June 27, 2021:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$391.8
Borrowing arrangements:
U.S. Credit Facility(a)	750.0	40.5	671.0
Mexico Credit Facility(b)	75.7	—	75.7
U.K. and Europe Credit Facilities(c)	138.8	—	138.8
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at June 27, 2021 totaled $38.5 million.
(b)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $75.7 million (MX$1.5 billion).
(c)The U.S. dollar-equivalent of the facility amount under the Europe Credit Facilities is $138.8 million (£100.0 million).
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Additionally, we have executed an agreement to acquire the meats and meals businesses of Kerry Consumer Foods in the U.K. and Ireland (the “Acquisition”). The Acquisition has valued the acquired businesses at a £680 million (or approximately $952 million based on a 1.40 USD/GBP exchange rate as of June 16, 2021) enterprise value. The Acquisition is expected to close in the fourth quarter of 2021 and is subject to routine closing purchase price adjustments, customer closing conditions and regulatory approvals. We intend to fund the acquisition through a mix of cash on hand, existing credit facilities and debt issuance.
In July 2021, one of our Mexican subsidiaries received an observation letter from the Mexican Tax Authority asserting a withholding tax liability due in connection with our 2015 acquisition of Provemex Holding LLC and its subsidiaries. Although we do not expect any claims or assessments set forth in the observation letter to result in future cash outlays, we are currently evaluating the claims and assessments as set forth in the observation letter.

Historical Flow of Funds

Cash Flows from Operating Activities	Six Months Ended
	June 27, 2021	June 28, 2020
	(In millions)
Net income (loss)	$(66.0)	$61.0
Net noncash expenses	176.6	196.1
Changes in operating assets and liabilities:
Trade accounts and other receivables	(117.6)	29.9
Inventories	(173.9)	16.4
Prepaid expenses and other current assets	(6.0)	(22.1)
Accounts payable, accrued expenses and other current liabilities	266.5	(122.2)
Income taxes	46.6	(27.4)
Long-term pension and other postretirement obligations	(9.5)	(1.9)
Other operating assets and liabilities	(1.7)	10.8
Cash provided by operating activities	$115.0	$140.6
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $176.6 million for the six months ended June 27, 2021. Net noncash expense items included depreciation and amortization of $182.3 million, loss on early extinguishment of debt of $24.3 million, stock-based compensation of $5.2 million, loan cost amortization of $2.3 million and accretion of discounts related to Senior Notes of $0.7 million. These expense items were partially offset by deferred income tax benefit of $32.8 million, gains on property disposals of $5.1 million and amortization of premiums related to Senior Notes of $0.2 million.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $117.6 million use of cash related to operating activities for the six months ended June 27, 2021. This change primarily resulted from an increase in trade accounts receivable due to customer payment timing and increased sales. The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $29.9 million source of cash related to operating activities for the six months ended June 28, 2020.
The change in inventories represented a $173.9 million use of cash related to operating activities for the six months ended June 27, 2021. This change resulted primarily from an increase in our raw materials and work-in-process inventories due to increased feed and chick costs. The change in inventories represented a $16.4 million source of cash related to operating activities for the six months ended June 28, 2020. This change resulted primarily from a decrease in our semi-processed and work-in-process inventories, partially offset by foreign currency fluctuations in our U.K. and Europe reporting segment.
The change in prepaid expenses and other current assets represented a $6.0 million use of cash related to operating activities for the six months ended June 27, 2021. This change resulted primarily from a net increase in commodity derivative assets. The change in prepaid expenses and other current assets represented a $22.1 million use of cash related to operating activities for the six months ended June 28, 2020. This change resulted primarily from a net increase in currency rate derivative assets and an increase in prepaid inventory in our Mexico reporting segment, partially offset by a decrease in value-added tax receivables.

The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $266.5 million source of cash related to operating activities for the six months ended June 27, 2021. This change resulted primarily from an accrual for probable settlement of ongoing litigation and a net increase in the liability position of commodity derivatives, partially offset by the payments of the previously accrued DOJ agreement and a $75.0 million legal settlement, as well as payment of incentive compensation and revenue recognized on contract liabilities. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $122.2 million use of cash related to operating activities for the six months ended June 28, 2020. This change resulted primarily from the timing of receipt of invoicing and payments, and cash payment of incentive compensation, partially offset by an increase in commodity derivative liabilities.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $46.6 million source of cash related to operating activities for the six months ended June 27, 2021. The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $27.4 million use of cash related to operating activities for the six months ended June 28, 2020. These changes were both a result of the timing of estimated tax payments.

Cash Flows from Investing Activities	Six Months Ended
	June 27, 2021	June 28, 2020
	(In millions)
Acquisitions of property, plant and equipment	$(183.8)	$(148.2)
Proceeds from property disposals	21.4	9.9
Business acquisition	—	(4.2)
Cash used in investing activities	$(162.4)	$(142.5)
Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the six months ended June 27, 2021 and June 28, 2020. Proceeds from property disposals were primarily from sales of two processing plants in our U.K. and Europe reportable segment and a broiler farm in our Mexico reportable segment during the six months ended June 27, 2021.

Cash Flows from Financing Activities	Six Months Ended
	June 27, 2021	June 28, 2020
	(In millions)
Proceeds from revolving line of credit and long-term borrowings	$1,540.3	$356.5
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(1,522.4)	(20.1)
Payment on early extinguishment of debt	(21.3)	—
Payment of capitalized loan costs	(8.7)	—
Distribution from Tax Sharing Agreement with JBS USA Food Company Holdings	(0.7)	—
Purchase of common stock under share repurchase program	—	(77.9)
Cash provided by (used in) financing activities	$(12.8)	$258.5
Proceeds from revolving line of credit and long-term borrowings include the sale of $1.0 billion of sustainability-linked senior notes due 2031 with the remaining primarily from borrowings on our revolving loan commitments under our U.S. and Mexico Credit Facilities. The net proceeds of the senior notes due 2031 were used, together with cash on hand, to redeem the senior notes due 2025. This redemption of the senior notes due 2025 of $1.0 billion is the primary driver of the payments on long-term borrowings with the remaining amount primarily from payments on our revolving loan commitments under our U.S. and Mexico Credit Facilities and finance lease obligations.
The payment on early extinguishment of debt is the early tender consideration paid as a result of the redemption of the senior notes due 2025. The payment of capitalized loan costs were those loan costs incurred as a part of the sale of the senior notes due 2031. The Distribution from Tax Sharing Agreement with JBS USA Food Company Holdings is payment of net tax incurred during the tax year 2020 under the tax sharing agreement. During the six months ended June 28, 2020, 4.1 million shares were repurchased under the share repurchase program. For further information relating to the share repurchase program, refer to “Note 12. Stockholders’ Equity.”

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
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses (gains), (2) transaction costs related to business acquisitions, (3) costs related to the DOJ agreement and legal settlements, (4) gains (losses) related to the deconsolidation of subsidiaries, and (5) net income (loss) attributable to noncontrolling interests. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
•They do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
•They do not reflect changes in, or cash requirements for, our working capital needs;
•They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•Although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;
•They are not adjusted for all noncash income or expense items that are reflected in our statements of cash flows;
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

Six Months Ended
June 27, 2021
(In thousands)
Net loss	$(66,035)
Add:
Interest expense, net	77,777
Income tax expense	25,546
Depreciation and amortization	182,260
EBITDA	219,548
Add:
Foreign currency transaction loss (gain)	6,659
Transaction costs related to business acquisitions	2,545
DOJ agreement and litigation settlements	398,285
Minus:
Deconsolidation of subsidiary	1,131
Net income attributable to noncontrolling interest	444
Adjusted EBITDA	$625,462

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

	Three Months Ended June 27, 2021
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed purchases(a)	$1,067,773	$106,777
Feed inventory(b)	200,320	20,032
(a)Based on our feed consumption, a 10% increase in the price of our feed purchases would have increased cost of sales for the three months ended June 27, 2021.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of June 27, 2021.
The impact of this fluctuation, if realized, could be mitigated by related commodity hedging activity. However, fluctuations greater than 10% could occur.

	June 27, 2021
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$40,242	$4,024
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of June 27, 2021.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $58.2 million as of June 27, 2021.
Variable-rate debt. Our variable-rate debt instruments represent approximately 21.1% of our total debt as of June 27, 2021. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by an immaterial amount for the three months ended June 27, 2021.

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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of June 27, 2021. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Three Months Ended June 27, 2021
	Impact of 10% Deterioration in Exchange Rate	Impact of 10% Appreciation in Exchange Rate
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(2,870)	$3,508
Exchange rate of Mexican peso to the U.S. dollar:
As reported	19.82	19.82
Hypothetical 10% change	21.81	17.84
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
Net Assets. As of June 27, 2021, our U.K. and Europe subsidiaries that are denominated in British pound had net assets of $2.3 billion. A 10% deterioration in the British pound to U.S. dollar exchange rate would cause a decrease in the net assets of our U.K. and Europe subsidiaries of $208.2 million. A 10% appreciation in the British pound to U.S. dollar exchange rate would cause an increase in the net assets of our U.K. and Europe subsidiaries of $254.5 million.
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
•Restrictions imposed by, and as a result of, Pilgrim’s leverage;
•Disruptions in international markets and distribution channels;
•The impact of cyber-attacks, natural disasters, power losses, unauthorized access, telecommunication failures, and other problems on our information systems;

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
As of June 27, 2021, the Company’s management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended June 27, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required with respect to this item can be found in Part I, Item 1, Notes to Consolidated Financial Statements, “Note 18. Commitments and Contingencies” in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A.    RISK FACTORS
For a discussion of the Company’s potential risks and uncertainties, please see “ Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 27, 2020 and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC. Material changes to the risk factors disclosed in “ Part I—Item 1A—Risk Factors” in the annual report on Form 10-K for the year ended December 27, 2020 are included below:
We are increasingly dependent on information technology, and our business and reputation could suffer if we are unable to protect our information technology systems against, or effectively respond to, cyber-attacks, other cyber incidents or security breaches or if our information technology systems are otherwise disrupted.

The proper functioning of our information systems is critical to the successful operation of our business. We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. Although our information systems are protected with robust backup systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to cyber-attacks, natural disasters, power losses, unauthorized access, telecommunication failures, and other problems. In addition, certain software used by us is licensed from, and certain services related to our information systems are provided by, third parties who could choose to discontinue their relationship with us. If critical information systems fail or these systems or related software or services are otherwise unavailable, our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of Company and customer data could be adversely affected. Cyber-attacks and other cyber incidents are occurring more frequently and are constantly evolving in nature and sophistication. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our information technology systems or networks. To date, none of these actual or attempted cyber-attacks has had a material effect on our operations or financial condition.
For example, we determined on May 30, 2021 that we were the target of an organized cybersecurity attack (the “Cyberattack”) affecting some of the servers supporting our global IT systems. Upon learning of the intrusion, we contacted federal officials and activated our cybersecurity protocols, including voluntarily shutting down all affected systems to isolate the intrusion, limit the potential infection and preserve core systems. Restoring systems critical to production was prioritized. In addition, encrypted backup servers, which were not affected by the Cyberattack, allowed for a return to full operations within two days. We incurred a loss of approximately $10.0 million related to the Cyberattack, which included an allocation of $2.4 million of the total $11.0 million ransom paid by our parent company.
Our response, IT systems and encrypted backup servers allowed for a rapid recovery from the Cyberattack. As a result, the loss of food produced was limited to less than one day of production. We continue to cooperate with government officials regarding this incident. We are not aware of any evidence that any customer, supplier, employee or financial data has been compromised or misused as a result of the Cyberattack.

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
For example, between September 2, 2016 and October 13, 2016, a series of purported class action lawsuits were brought against PPC and 19 other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints sought, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. In March 2021, PPC paid the direct purchasers $75.0 million, which PPC recognized as an expense during the fourth quarter of fiscal 2020. In June 2021, PPC announced that it had entered into agreements to settle all claims made by the two distinct groups of indirect purchasers. Pursuant to these agreements, PPC agreed to pay the two distinct groups of indirect purchases an aggregate $120.5 million, which PPC recognized as an expense during the second quarter of fiscal 2021.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were brought against PPC, a number of other chicken producers and various other defendants on behalf of a nationwide class of processing plant production and maintenance workers alleging that the defendants conspired to fix and depress the compensation paid to these workers in violation of the Sherman Act and sought damages from January 1, 2009 to the present. In June 2021, PPC announced that it had entered into an agreement to settle all claims made by the workers. Pursuant to this agreement, PPC agreed to pay the workers an aggregate $29.0 million, which PPC recognized as an expense during the second quarter of fiscal 2021.

In addition, on October 13, 2020, PPC announced that it had entered into a plea agreement with the U.S. Department of Justice pursuant to which the it agreed to plead guilty to one count of conspiracy in restraint of competition involving sales of broiler chicken products in the U.S. in violation of the Sherman Antitrust Act. In March 2021, PPC paid a fine of $107.9 million.

For additional information, see Part I, Item 1, Notes to Condensed Consolidated Financial Statements, “Note 18. Commitments and Contingencies” in this quarterly report.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of June 27, 2021, the Company had repurchased 6,105,444 shares under this program for an aggregate cost of $110.9 million and an average price of $18.1707 per share. This program expired on February 16, 2021. Set forth below is information regarding our stock repurchases for the three months ended June 27, 2021.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
March 29, 2021 through April 25, 2021	—	$—	6,105,444	$89,060,082
April 26, 2021 through May 30, 2021	—	—	6,105,444	89,060,082
May 31, 2021 through June 27, 2021	—	—	6,105,444	89,060,082
Total	—	$—	6,105,444	$89,060,082
(a)    Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization.

ITEM 6.    EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

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

10.1	Share Purchase Agreement, dated as of June 17, 2021, by and among Kerry Group PLC, Pilgrim's Pride Corporation, Onix Investments UK Limited and Arkose Investments ULC.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or compensation plan arrangement.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: July 28, 2021	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)