Form 10-Q
period 2021-09-26
PILGRIMS PRIDE CORP
filed 2021-10-28
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of October 27, 2021, was 243,675,522.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 26, 2021	December 27, 2020
	(In thousands)
Cash and cash equivalents	$511,084	$547,624
Restricted cash and cash equivalents	54,111	782
Trade accounts and other receivables, less allowance for doubtful accounts	889,586	741,992
Accounts receivable from related parties	1,330	1,084
Inventories	1,556,821	1,358,793
Income taxes receivable	51,619	69,397
Prepaid expenses and other current assets	177,156	183,039
Total current assets	3,241,707	2,902,711
Deferred tax assets	5,465	5,471
Other long-lived assets	26,190	24,780
Operating lease assets, net	300,476	288,886
Identified intangible assets, net	1,028,664	589,913
Goodwill	1,381,872	1,005,245
Property, plant and equipment, net	2,848,469	2,657,491
Total assets	$8,832,843	$7,474,497

Accounts payable	$1,176,866	$1,028,710
Accounts payable to related parties	6,594	9,650
Revenue contract liabilities	20,564	65,918
Accrued expenses and other current liabilities	999,014	807,847
Income taxes payable	48,006	—
Current maturities of long-term debt	19,885	25,455
Total current liabilities	2,270,929	1,937,580
Noncurrent operating lease liability, less current maturities	223,071	217,432
Long-term debt, less current maturities	3,195,866	2,255,546
Deferred tax liabilities	418,430	339,831
Other long-term liabilities	108,164	148,761
Total liabilities	6,216,460	4,899,150
Common stock	2,614	2,612
Treasury stock	(345,134)	(345,134)
Additional paid-in capital	1,962,750	1,954,334
Retained earnings	966,815	972,569
Accumulated other comprehensive income (loss)	17,198	(20,620)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,604,243	2,563,761
Noncontrolling interest	12,140	11,586
Total stockholders’ equity	2,616,383	2,575,347
Total liabilities and stockholders’ equity	$8,832,843	$7,474,497
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(in thousands, except per share data)
Net sales	$3,827,566	$3,075,121	$10,738,689	$8,974,072
Cost of sales	3,455,723	2,761,279	9,725,362	8,363,272
Gross profit	371,843	313,842	1,013,327	610,800
Selling, general and administrative expense	251,066	219,554	857,217	404,837
Operating income	120,777	94,288	156,110	205,963
Interest expense, net of capitalized interest	29,833	30,564	110,818	95,575
Interest income	(1,244)	(1,763)	(4,452)	(4,611)
Foreign currency transaction loss (gain)	2,359	9,092	9,018	(3,768)
Miscellaneous, net	(1,391)	360	(10,005)	(33,873)
Income before income taxes	91,220	56,035	50,731	152,640
Income tax expense	30,385	22,344	55,931	57,900
Net income (loss)	60,835	33,691	(5,200)	94,740
Less: Net income attributable to noncontrolling interests	110	245	554	62
Net income (loss) attributable to Pilgrim’s Pride Corporation	$60,725	$33,446	$(5,754)	$94,678

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	243,675	244,186	243,643	246,740
Effect of dilutive common stock equivalents	520	190	—	158
Diluted	244,195	244,376	243,643	246,898

Net income (loss) attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.25	$0.14	$(0.02)	$0.38
Diluted	$0.25	$0.14	$(0.02)	$0.38
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(In thousands)
Net income (loss)	$60,835	$33,691	$(5,200)	$94,740
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	(36,003)	66,626	13,135	(48,921)
Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	(1,030)	1,281	1,179	3,182
Income tax effect	9	194	41	194
Reclassification to net earnings for losses (gains) realized	102	(1,619)	(1,146)	(1,039)
Income tax effect	(43)	—	(115)	—
Available-for-sale securities:
Gains (losses) arising during the period	—	(8)	—	6
Income tax effect	—	—	—	(4)
Reclassification to net earnings for gains realized	—	(6)	—	(18)
Income tax effect	—	1	—	4
Defined benefit plans:
Gains (losses) arising during the period	(7,073)	1,250	32,030	(43,711)
Income tax effect	1,412	(10,094)	(8,506)	(930)
Reclassification to net earnings of losses realized	613	376	1,568	1,127
Income tax effect	(143)	(94)	(368)	(281)
Total other comprehensive income (loss), net of tax	(42,156)	57,907	37,818	(90,391)
Comprehensive income	18,679	91,598	32,618	4,349
Less: Comprehensive income attributable to noncontrolling interests	110	245	554	62
Comprehensive income attributable to Pilgrim’s Pride Corporation	$18,569	$91,353	$32,064	$4,287
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended September 26, 2021	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 27, 2020	261,185	$2,612	(17,673)	$(345,134)	$1,954,334	$972,569	$(20,620)	$11,586	$2,575,347
Net loss	—	—	—	—	—	(5,754)	—	554	(5,200)
Other comprehensive income, net of tax	—	—	—	—	—	—	37,818	—	37,818
Stock-based compensation plans:
Common stock issued under compensation plans	162	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	8,418	—	—	—	8,418
Balance at September 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,962,750	$966,815	$17,198	$12,140	$2,616,383

Three Months Ended September 26, 2021	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 27, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,959,558	$906,090	$59,354	$12,030	$2,594,512
Net income	—	—	—	—	—	60,725	—	110	60,835
Other comprehensive loss, net of tax	—	—	—	—	—	—	(42,156)	—	(42,156)
Stock-based compensation plans:
Common stock issued under compensation plans	—	—	—	—	—	—	—	—	—
Requisite service period recognition	—	—	—	—	3,192	—	—	—	3,192
Balance at September 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,962,750	$966,815	$17,198	$12,140	$2,616,383

Nine Months Ended September 27, 2020	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2019	261,119	$2,611	(11,547)	$(234,892)	$1,955,261	$877,812	$(75,129)	$10,397	$2,536,060
Net income	—	—	—	—	—	94,678	—	62	94,740
Other comprehensive loss, net of tax	—	—	—	—	—	—	(90,391)	—	(90,391)
Stock-based compensation plans:
Common stock issued under compensation plans	66	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	(1,291)	—	—	—	(1,291)
Common stock purchased under share repurchase program	—	—	(5,974)	(107,806)	—	—	—	—	(107,806)
Balance at September 27, 2020	261,185	$2,612	(17,521)	$(342,698)	$1,953,969	$972,490	$(165,520)	$10,459	$2,431,312

Three Months Ended September 27, 2020	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 28, 2020	261,185	$2,612	(15,668)	$(312,771)	$1,958,727	$939,044	$(223,427)	$10,214	$2,374,399
Net income	—	—	—	—	—	33,446	—	245	33,691
Other comprehensive income, net of tax	—	—	—	—	—	—	57,907	—	57,907
Stock-based compensation plans:
Common stock issued under compensation plans	—	—	—	—	—	—	—	—	—
Requisite service period recognition	—	—	—	—	(4,758)	—	—	—	(4,758)
Common stock purchased under share repurchase program	—	—	(1,853)	(29,927)	—	—	—	—	(29,927)
Balance at September 27, 2020	261,185	$2,612	(17,521)	$(342,698)	$1,953,969	$972,490	$(165,520)	$10,459	$2,431,312
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 26, 2021	September 27, 2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,200)	$94,740
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	274,336	248,641
Deferred income tax expense (benefit)	(26,436)	37,739
Loss on early extinguishment of debt recognized as a component of interest expense	24,654	—
Stock-based compensation	8,418	(1,291)
Loan cost amortization	3,762	3,635
Gain on property disposals	(3,605)	(8,009)
Accretion of discount related to Senior Notes	1,104	737
Amortization of premium related to Senior Notes	(167)	(501)
Loss (gain) on equity-method investments	(12)	297
Negative adjustment to previously recognized gain on bargain purchase	—	3,746
Changes in operating assets and liabilities:
Trade accounts and other receivables	(138,948)	44,615
Inventories	(149,653)	41,292
Prepaid expenses and other current assets	13,718	(29,290)
Accounts payable, accrued expenses and other current liabilities	274,932	93,114
Income taxes	66,413	(30,868)
Long-term pension and other postretirement obligations	(13,491)	(823)
Other operating assets and liabilities	(2,330)	10,561
Cash provided by operating activities	327,495	508,335
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(280,820)	(242,603)
Proceeds from property disposals	22,896	21,715
Purchase of acquired business, net of cash acquired	(953,947)	(4,216)
Cash used in investing activities	(1,211,871)	(225,104)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	2,951,707	386,696
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(2,005,960)	(56,763)
Payments on early extinguishment of debt	(21,258)	—
Payments of capitalized loan costs	(22,293)	—
Payment of equity distribution under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	(650)	—
Purchase of common stock under share repurchase program	—	(107,806)
Cash provided by financing activities	901,546	222,127
Effect of exchange rate changes on cash and cash equivalents	(381)	(799)
Increase in cash, cash equivalents and restricted cash	16,789	504,559
Cash, cash equivalents and restricted cash, beginning of period	548,406	280,577
Cash, cash equivalents and restricted cash, end of period	$565,195	$785,136
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    GENERAL
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and Ireland. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 124 countries. Pilgrim’s fresh products consist of refrigerated whole chickens, whole cut-up chickens, both marinated and non-marinated chicken parts, primary pork cuts, value-added pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually-frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meat balls. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food-to-go solutions in the U.K. and Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and Ireland. As of September 26, 2021, Pilgrim’s had approximately 58,900 employees. As of September 26, 2021, PPC had the capacity to process approximately 43.7 million birds per work week for a total of more than 13.7 billion pounds of live chicken annually. Approximately 4,800 contract growers supply chicken for the Company’s operations. As of September 26, 2021, PPC had the capacity to process approximately 44,300 pigs per work week for a total of 445.1 million pounds of live pork annually and approximately 285 contract growers supply pork for the Company’s operations. As of September 26, 2021, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 80.2% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 26, 2021 are not necessarily indicative of the results that may be expected for the year ending December 26, 2021. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2020.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2021) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The three months ended September 26, 2021 represents the period from June 28, 2021 through September 26, 2021. The nine months ended September 26, 2021 represents the period from December 28, 2020 through September 26, 2021. The three months ended September 27, 2020 represents the period from June 29, 2020 through September 27, 2020. The nine months ended September 27, 2020 represents the period from December 30, 2019 through September 27, 2020.
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

The functional currency of the Company’s U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company’s operations in France, the Netherlands and Ireland is the euro. For foreign currency-denominated entities other than the Company’s Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. For the Company’s Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records, as well as foreign currency transaction gains and losses, are reflected in Foreign currency transaction loss (gain) in the Condensed Consolidated Statements of Income.
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 26, 2021	December 27, 2020
	(In thousands)
Cash and cash equivalents	$511,084	$547,624
Restricted cash	54,111	782
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$565,195	$548,406
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
Recent Accounting Pronouncements Not Yet Adopted as of September 26, 2021

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
Disaggregated Revenue

Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended September 26, 2021
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S. chicken	$1,931,953	$235,763	$117,454	$181,680	$2,466,850
U.K. and Europe chicken	195,967	274,275	83,430	22,036	575,708
Mexico chicken	375,470	31,209	—	23,597	430,276
Total chicken	2,503,390	541,247	200,884	227,313	3,472,834
U.K. and Europe pork	52,265	269,563	21,012	11,892	354,732
Total net sales	$2,555,655	$810,810	$221,896	$239,205	$3,827,566

	Three Months Ended September 27, 2020
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S. chicken	$1,590,003	$163,604	$58,871	$81,744	1,894,222
U.K. and Europe chicken	221,862	201,884	62,783	17,368	503,897
Mexico chicken	314,233	10,830	—	10,159	335,222
Total chicken	2,126,098	376,318	121,654	109,271	2,733,341
U.K. and Europe pork	176,667	125,963	18,378	20,772	341,780
Total net sales	$2,302,765	$502,281	$140,032	$130,043	$3,075,121

	Nine Months Ended September 26, 2021
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S. chicken	$5,337,016	$637,344	$347,269	$393,250	$6,714,879
U.K. and Europe chicken	624,414	735,985	223,147	55,764	1,639,310
Mexico chicken	1,150,486	88,352	—	63,953	1,302,791
Total chicken	7,111,916	1,461,681	570,416	512,967	9,656,980
U.K. and Europe pork	290,673	709,743	55,489	25,804	1,081,709
Total net sales	$7,402,589	$2,171,424	$625,905	$538,771	$10,738,689

	Nine Months Ended September 27, 2020
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S. chicken	$4,584,162	$535,960	$215,194	$284,475	$5,619,791
U.K. and Europe chicken	678,369	533,862	164,657	49,154	1,426,042
Mexico chicken	843,835	54,315	—	30,991	929,141
Total chicken	6,106,366	1,124,137	379,851	364,620	7,974,974
U.K. and Europe pork	509,663	382,500	52,521	54,414	999,098
Total net sales	$6,616,029	$1,506,637	$432,372	$419,034	$8,974,072
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
Changes in the revenue contract liabilities balance are as follows:

September 26, 2021
(In thousands)
Balance as of December 27, 2020	$65,918
Revenue recognized	(57,494)
Cash received, excluding amounts recognized as revenue during the period	12,140
Balance as of September 26, 2021	$20,564
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
The Company has operations in Mexico, the U.K., France, the Netherlands and Ireland. Therefore, it has exposure to translational foreign exchange risk when the financial results of those operations are remeasured in U.S. dollars. The Company has purchased foreign currency forward contracts to manage this translational foreign exchange risk.
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
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	September 26, 2021	December 27, 2020
	(In thousands)
Fair values
Commodity derivative assets	$8,443	$24,059
Commodity derivative liabilities	(29,744)	(6,531)
Foreign currency derivative assets	1,814	2,204
Foreign currency derivative liabilities	(139)	(428)
Interest rate swap derivative liabilities	(345)	(640)
Sales contract derivative assets	2,201	—
Cash collateral posted with brokers(a)	54,111	782
Derivatives coverage(b):
Corn	13.8%	16.0%
Soybean meal	35.0%	24.0%
Period through which stated percent of needs are covered:
Corn	September 2022	December 2021
Soybean meal	March 2022	December 2021
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

    The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended		Nine Months Ended
Losses (Gains) by Type of Contract (a)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Foreign currency derivatives gain (loss)	$(4,493)	$(7,741)	$(7,975)	$19,815	Foreign currency transaction loss (gain)
Commodity derivative gain	25,632	19,883	44,430	9,458	Cost of sales
Sales contract derivative gain (loss)	(2,932)	—	2,201	—	Net sales
Total	$18,207	$12,142	$38,656	$29,273
(a)Amounts in parentheses represent income (expenses) related to results of operations.
    The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(In thousands)
Foreign currency derivatives	$(984)	$1,388	$1,327	4,088
Interest rate swap derivatives	(35)	50	(164)	(879)
Total	$(1,019)	$1,438	$1,163	3,209

	Three Months Ended September 26, 2021			Three Months Ended September 27, 2020
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$3,827,566	$3,455,723	$29,833	$3,075,121	$2,761,279	$30,564
Impact from cash flow hedging instruments:
Interest rates swaps	—	—	170	—	—	101
Foreign currency contracts	67	(2)	—	(206)	649	—
(a)    Amounts in parentheses represent income (expenses) related to net sales.
(b)    Amounts in parentheses represent (income) expenses related to cost of sales and interest expense.

	Nine Months Ended September 26, 2021			Nine Months Ended September 27, 2020
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$10,738,689	$9,725,362	$110,818	$8,974,072	$8,363,272	$95,575
Impact from cash flow hedging instruments:
Interest rates swaps	—	—	460	—	—	99
Foreign currency contracts	2,475	868	—	(656)	517	—
(a)    Amounts in parentheses represent income (expenses) related to net sales.
(b)    Amounts in parentheses represent (income) expenses related to cost of sales and interest expense.
At September 26, 2021, the pre-tax deferred net gains on foreign currency derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months are

$378.0 thousand. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
At September 26, 2021, the pre-tax deferred net losses on interest rate swap derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months are $345.0 thousand. This expectation is based on the anticipated settlements on the hedged interest rate that will occur over the next twelve months, at which time the Company will recognize the deferred losses or gains to earnings.
4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	September 26, 2021	December 27, 2020
	(In thousands)
Trade accounts receivable	$822,878	$691,499
Notes receivable	25,079	25,712
Other receivables	49,220	31,954
Receivables, gross	897,177	749,165
Allowance for doubtful accounts	(7,591)	(7,173)
Receivables, net	$889,586	$741,992

Accounts receivable from related parties(a)	$1,330	$1,084
(a)    Additional information regarding accounts receivable from related parties is included in “Note 16. Related Party Transactions.”
Activity in the allowance for doubtful accounts was as follows:

September 26, 2021
(In thousands)
Balance, beginning of period	$(7,173)
Provision charged to operating results	(436)
Account write-offs and recoveries	4
Effect of exchange rate	14
Balance, end of period	$(7,591)
5.    INVENTORIES
Inventories consisted of the following:

	September 26, 2021	December 27, 2020
	(In thousands)
Raw materials and work-in-process	$1,040,242	$868,369
Finished products	382,799	356,052
Operating supplies	62,830	66,495
Maintenance materials and parts	70,950	67,877
Total inventories	$1,556,821	$1,358,793
6.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	September 26, 2021		December 27, 2020
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$79,394	$79,394	$178,677	$178,677

Gross realized gains during the three and nine months ended September 26, 2021 related to the Company’s available-for-sale securities totaled $1.0 million and $3.9 million, respectively, while gross realized losses were immaterial. Gross realized gains during the three and nine months ended September 27, 2020 related to the Company’s available-for-sale securities totaled $1.5 million and $3.9 million, respectively, while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the nine months ended September 26, 2021 and September 27, 2020 that have been included in accumulated other comprehensive income (loss) and the net amount of gains and losses reclassified out of accumulated other comprehensive income (loss) to earnings during the nine months ended September 26, 2021 and September 27, 2020 are disclosed in “Note 12. Stockholders’ Equity”.
7.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the nine months ended September 26, 2021 was as follows:

	December 27, 2020	Additions	Currency Translation	September 26, 2021
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	835,505	370,237	6,390	1,212,132
Mexico	127,804	—	—	127,804
Total	$1,005,245	$370,237	$6,390	$1,381,872
Identified intangible assets consisted of the following:

	December 27, 2020	Additions	Amortization	Currency Translation	September 26, 2021
	(In thousands)
Cost:
Trade names	$78,343	$—	$—	$—	$78,343
Customer relationships	297,062	395,719	—	195	692,976
Non-compete agreements	320	—	—	—	320
Trade names not subject to amortization	405,240	57,349	—	3,257	465,846
Accumulated amortization:
Trade names	(47,486)	—	(1,476)	—	(48,962)
Customer relationships	(143,246)	—	(16,010)	(283)	(159,539)
Non-compete agreements	(320)	—	—	—	(320)
Intangible assets, net	$589,913	$453,068	$(17,486)	$3,169	$1,028,664
Additions shown in above tables are comprised of goodwill, trade names not subject to amortization, and a customer relationships intangible asset recorded as part of the acquisition of the Kerry Consumer Foods’ Specialty Meats and Ready Meals businesses (“Kerry Meats and Meals Acquisition”). For additional information regarding the initial valuation and assumptions used, refer to “Note 19. Business Acquisitions.”
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-20 years
Trade names subject to amortization	20 years
Non-compete agreements	3 years
At September 26, 2021, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its identified intangible assets subject to amortization at that date.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	September 26, 2021	December 27, 2020
	(In thousands)
Land	$258,701	$255,171
Buildings	2,075,174	1,983,823
Machinery and equipment	3,444,602	3,230,199
Autos and trucks	74,524	73,647
Finance leases	2,182	2,182
Construction-in-progress	213,488	199,161
PP&E, gross	6,068,671	5,744,183
Accumulated depreciation	(3,220,202)	(3,086,692)
PP&E, net	$2,848,469	$2,657,491
The Company recognized depreciation expense of $86.3 million and $77.7 million during the three months ended September 26, 2021 and September 27, 2020, respectively. The Company recognized depreciation expense of $256.9 million and $231.6 million during the nine months ended September 26, 2021 and September 27, 2020, respectively.
During the nine months ended September 26, 2021, Pilgrim’s spent $280.8 million on capital projects and transferred $324.1 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the nine months ended September 26, 2021 to improve efficiencies and reduce costs. During the nine months ended September 27, 2020, the Company spent $242.6 million on capital projects and transferred $190.1 million of completed projects from construction-in-progress to depreciable assets.
During the three and nine months ended September 26, 2021, the Company sold certain PP&E for $1.5 million and $22.9 million, respectively, in cash and recognized a net loss of $1.5 million and a net gain of $3.6 million on these sales, respectively. PP&E sold during the nine months ended September 26, 2021 consisted of a broiler farm in Mexico, two processing plants within the U.K. and other miscellaneous equipment. During the three and nine months ended September 27, 2020, the Company sold miscellaneous equipment for cash of $11.8 million and $21.7 million, respectively, and recognized net gains on these sales of $6.4 million and $8.0 million, respectively.
The Company has closed or idled various facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of September 26, 2021, the carrying amounts of these idled assets totaled $41.8 million based on depreciable value of $205.8 million and accumulated depreciation of $164.0 million.
As of September 26, 2021, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its property, plant and equipment held for use at that date.

9.    CURRENT LIABILITIES
Current liabilities, other than current notes payable to banks, income taxes and current maturities of long-term debt, consisted of the following components:

	September 26, 2021	December 27, 2020
	(In thousands)
Accounts payable:
Trade accounts	$1,093,534	$904,674
Book overdrafts	64,908	106,435
Other payables	18,424	17,601
Total accounts payable	1,176,866	1,028,710
Accounts payable to related parties(a)	6,594	9,650
Revenue contract liabilities(b)	20,564	65,918
Accrued expenses and other current liabilities:
Legal settlements(c)	312,500	75,000
Compensation and benefits	197,206	189,767
Taxes	83,072	67,812
Current maturities of operating lease liabilities	76,318	71,592
Insurance and self-insured claims	63,036	61,212
Interest and debt-related fees	47,670	29,559
Accrued sales rebates	47,252	44,708
Derivative liabilities	30,228	7,599
U.S. Department of Justice agreement	—	110,524
Other accrued expenses	141,732	150,074
Total accrued expenses and other current liabilities	999,014	807,847
Total accounts payable, accrued expenses and other current liabilities	$2,203,038	$1,912,125
(a)    Additional information regarding accounts payable to related parties is included in “Note 16. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 2. Revenue Recognition.”
(c)    Additional information regarding legal settlements is included in “Note 18. Commitments and Contingencies.”

10.    INCOME TAXES
The Company recorded income tax expense of $55.9 million, a 110.3% effective tax rate, for the nine months ended September 26, 2021 compared to income tax expense of $57.9 million, a 37.9% effective tax rate, for the nine months ended September 27, 2020. The decrease in income tax expense in 2021 resulted primarily from a decrease in pre-tax income partially offset by the recognition of a $6.1 million reserve recognized against certain U.K. interest deductions, $3.8 million in adjustments to tax returns, and the recognition of deferred tax expense of $32.2 million related to enactment of the U.K. tax rate change to 25% effective April 1, 2023.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 26, 2021, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the nine months ended September 26, 2021 and September 27, 2020, there is a tax effect of $(8.5) million and $(1.0) million, respectively, reflected in other comprehensive income.
For the nine months ended September 26, 2021 and September 27, 2020, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to stock-based compensation.
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
For the nine months ended September 26, 2021, the Company recognized a $6.1 million uncertain tax position related to interest deductions in the U.K. for tax years 2017 through 2021.
11.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	September 26, 2021	December 27, 2020
		(In thousands)
Senior notes payable, net of discount at 3.50%	2032	$900,000	$—
Senior notes payable, net of discount at 4.25%	2031	990,440	—
Senior notes payable, net of discount at 5.875%	2027	845,687	845,149
Senior notes payable, net of premium and discount at 5.75%	2025	—	1,001,693
Fifth Amended and Restated U.S. Credit Facility (defined below):
Term note payable at 1.33%	2026	506,250	—
Revolving note payable at 3.50%	2026	—	—
Fourth Amended and Restated U.S. Credit Facility (defined below):
Term note payable at 1.33%	2023	—	450,000
Revolving note payable at 3.50%	2023	—	—
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	2022	13	38
Finance lease obligations	Various	4,596	1,664
Long-term debt		3,246,986	2,298,544
Less: Current maturities of long-term debt		(19,885)	(25,455)
Long-term debt, less current maturities		3,227,101	2,273,089
Less: Capitalized financing costs		(31,235)	(17,543)
Long-term debt, less current maturities, net of capitalized financing costs		$3,195,866	$2,255,546
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
On April 8, 2021, the Company completed a sale of $1.0 billion aggregate principal amount of its 4.25% sustainability-linked senior notes due 2031 (“Senior Notes due 2031”). The Company used the net proceeds, together with cash on hand, to redeem the Senior Notes due 2025. The issuance price of this offering was 98.994%, which created gross proceeds of $989.9 million. The $10.1 million discount will be amortized over the remaining life of the Senior Notes due 2031. Each issuance of the Senior Notes due 2031 is treated as a single class for all purposes under the April 2021 Indenture (defined below) and have the same terms.
The Senior Notes due 2031 are governed by, and were issued pursuant to, an indenture dated as of April 8, 2021 by and among the Company, its guarantor subsidiaries and Regions Bank, as trustee (the “April 2021 Indenture”). The April 2021 Indenture provides, among other things, that the Senior Notes due 2031 bear interest at a rate of 4.25% per annum payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. From and including October 15, 2026, the interest rate payable on the notes shall be increased to 4.50% per annum unless the Company has notified the trustee at least 30 days prior to October 15, 2026 that in respect of the year ended December 31, 2025, (1) the Company’s greenhouse gas emissions intensity reduction target of 17.679% by December 31, 2025 from a 2019 baseline (the “Sustainability Performance Target”) has been satisfied and (2) the satisfaction of the Sustainability Performance Target has been confirmed by a qualified provider of third-party assurance or attestation services appointed by the Company to review the Company’s statement of the greenhouse gas emissions intensity in accordance with its customary procedures.
On September 2, 2021, the Company completed a sale of $900.0 million in aggregate principal amount of its 3.50% senior notes due 2032 (“Senior Notes due 2032”). The Company used the proceeds, together with borrowings under the delayed draw term loan under its U.S. Credit Facility, to finance the Kerry Meats and Meals Acquisition and to pay related fees and expenses. Each issuance of the Senior Notes due 2032 is treated as a single class for all purposes under the September 2021 Indenture (defined below) and have the same terms.
The Senior Notes due 2032 are governed by, and were issued pursuant to, an indenture dated as of September 2, 2021 by and among the Company, its guarantor subsidiaries and Regions Bank, as trustee (the “September 2021 Indenture”). The September 2021 Indenture provides, among other things, that the Senior Notes due 2032 bear interest at a rate of 3.50% per annum payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2022.
The Senior Notes due 2025, the Senior Notes due 2027, the Senior Notes due 2031 and the Senior Notes due 2032 were and are each guaranteed on a senior unsecured basis by the Company’s guarantor subsidiaries. In addition, any of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes due 2027 and the Senior Notes due 2031. The Senior Notes due 2025, the Senior Notes due 2027, the Senior Notes due 2031 and the Senior Notes due 2032 and related guarantees were and are unsecured senior obligations of the Company and its guarantor subsidiaries and rank equally with all of the Company’s and its guarantor subsidiaries’ other unsubordinated indebtedness. The Senior Notes due 2027, the 2017 Indenture, the Senior Notes due 2031, the April 2021 Indenture, the Senior Notes due 2032 and the September 2021 Indenture also contain customary covenants and events of default, including failure to pay principal or interest on the Senior Notes due 2027, the Senior Notes due 2031 and the Senior Notes due 2032, respectively, when due, among others.
U.S. Credit Facilities
On July 20, 2018, the Company, and certain of the Company’s subsidiaries entered into a Fourth Amended and Restated Credit Agreement (the “Fourth U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto. The Fourth U.S. Credit Facility provides for a $750.0 million revolving credit commitment and a term loan commitment of up to $500.0 million (the “Term Loans”). The Company used the proceeds from the term loan commitment under the Fourth U.S. Credit Facility, together with cash on hand, to repay the outstanding loans under the Company’s previous credit agreement with Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the other lenders and financial institutions party thereto. On August 9, 2021, the Company refinanced the Fourth U.S. Credit Facility resulting in a loss on early extinguishment of debt of $400.0 thousand from capitalized loan costs recognized as a component of interest expense.

On August 9, 2021, the Company, and certain of the Company’s subsidiaries refinanced the Fourth U.S. Credit Facility, entering into a Fifth Amended and Restated Credit Agreement (the “Fifth U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto. The Fifth U.S. Credit Facility provides for an $800.0 million revolving credit commitment and a term loan commitment of up to $700.0 million (the “New Term Loans”) which includes a delayed draw commitment of $268.8 million for up to six months from the effective date. The Company used the proceeds of the New Term Loans for refinancing the Fourth U.S. Credit Facility maturing on July 20, 2023, to pay the fees and expenses incurred in connection with the transaction and for general corporate purposes.
The Fifth U.S. Credit Facility includes an incremental commitment and loan feature that allows the Company, subject to certain conditions, to increase the aggregate revolving loan and term loan commitments. The aggregate amount of incremental commitments and loans shall not exceed the sum of $500.0 million plus the maximum amount that would result in a senior secured leverage ratio, on a pro-forma basis, of not more than 3.00 to 1.00.
The revolving loan commitment under the Fifth U.S. Credit Facility matures on August 9, 2026. All principal on the New Term Loans is due at maturity on August 9, 2026. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the New Term Loans, on a quarterly basis prior to the maturity date of the New Term Loans beginning in January 2022. As of September 26, 2021, the Company had outstanding borrowings under the term loan commitment of $506.3 million. As of September 26, 2021, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $38.5 million and $761.5 million, respectively.
The Fifth U.S. Credit Facility includes an $80.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the New Term Loans bear interest at a per annum rate, based on Company's senior secured net leverage ratio, equal to (1) in the case of LIBOR loans, between LIBOR plus 1.25% and LIBOR plus 2.75% and (2) in the case of base rate loans, between the base rate plus 0.25% and the base rate plus 1.75%.
The Fifth U.S. Credit Facility contains customary financial and other various covenants for transactions of this type, including restrictions on the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make certain restricted payments, consummate certain asset sales, enter into certain transactions with the Company’s affiliates, or merge, consolidate and/or sell or dispose of all or substantially all of its assets, among other things. The Fifth U.S. Credit Facility requires the Company to comply with a minimum net leverage ratio and a minimum interest coverage ratio.
All obligations under the Fifth U.S. Credit Facility continue to be secured by first priority liens on (1) all present and future personal property of the the Company, and certain of the Company’s subsidiaries and the guarantors, including all material domestic and first-tier direct foreign subsidiaries, (2) all present and future shares of capital stock of the borrowers and guarantors, and (3) substantially all of the present and future assets of the Company and the guarantors under the Fifth U.S. Credit Facility. The Company is currently in compliance with the covenants under the Fifth U.S. Credit Facility.

Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (1) LIBOR or, in relation to any loan in euros, EURIBOR, plus (2) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park’s subsidiaries. As of September 26, 2021, the U.S. dollar-equivalent loan commitment and borrowing availability were both $136.8 million. As of September 26, 2021, there were no outstanding borrowings under the Bank of Ireland Facility Agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is 1.5 billion Mexican pesos and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.5%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of September 26, 2021, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $74.8 million. As of September 26, 2021, there were no outstanding borrowings under the Mexico Credit Facility.
12.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The following tables provide information regarding the changes in accumulated other comprehensive income:

	Nine Months Ended September 26, 2021(a)
	Gains Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Gains (losses) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$82,782	$(1,191)	$(102,211)	$—	$(20,620)
Other comprehensive income before reclassifications	13,135	1,204	23,524	—	37,863
Amounts reclassified from accumulated other comprehensive income to net income	—	(1,261)	1,200	—	(61)
Currency translation	—	16	—	—	16
Net current period other comprehensive income	13,135	(41)	24,724	—	37,818
Balance, end of period	$95,917	$(1,232)	$(77,487)	$—	$17,198
(a)     All amounts are net of tax. Amounts in parentheses represent income (expenses) related to results of operations.

	Nine Months Ended September 27, 2020(a)
	Losses Related to Foreign Currency Translation	Gains on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(1,108)	$(2,406)	$(71,615)	$—	$(75,129)
Other comprehensive income (loss) before reclassifications	(48,921)	3,403	(44,641)	2	(90,157)
Amounts reclassified from accumulated other comprehensive loss to net income	—	(1,039)	846	(14)	(207)
Currency translation	—	(27)	—	—	(27)
Net current period other comprehensive income (loss)	(48,921)	2,337	(43,795)	(12)	(90,391)
Balance, end of period	$(50,029)	$(69)	$(115,410)	$(12)	$(165,520)
(a)    All amounts are net of tax. Amounts in parentheses represent income (expenses) related to results of operations.

	Amount Reclassified from Accumulated Other Comprehensive Income(a)
Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 26, 2021	Nine Months Ended September 27, 2020	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gain on settlement of foreign currency derivatives classified as cash flow hedges	$746	$1,452	Net sales
Realized gain (loss) on settlement of foreign currency derivatives classified as cash flow hedges	860	(314)	Cost of sales
Realized loss on settlement of interest rate swap derivatives classified as cash flow hedges	(460)	(99)	Interest expense, net of capitalized interest
Realized gain on sale of securities	—	18	Interest income
Amortization of pension and other postretirement plan actuarial losses(b)	(1,568)	(1,127)	Miscellaneous, net
Total before tax	(422)	(70)
Tax expense	483	277
Total reclassification for the period	$61	$207
(a)    Positive amounts represent income to the results of operations while amounts in parentheses represent expenses to the results of operations.
(b)    These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See “Note 13. Pension and Other Postretirement Benefits.”
Share Repurchase Program and Treasury Stock
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company repurchased shares through open market purchases. As of September 26, 2021, the Company repurchased approximately 6.3 million shares under this program with a market value of approximately $113.4 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock. This program expired on February 16, 2021.
Restrictions on Dividends
Both the Fifth U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. Additionally, Moy Park’s Bank of Ireland Facility Agreement restricts Moy Park’s ability and the ability of certain of Moy Park’s subsidiaries to, among other things, make payments and distributions to the Company.
13.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan and

the Geo Adams Group Pension Fund (together, the “U.K. Plans”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $4.3 million and $6.2 million in the three months ended September 26, 2021 and September 27, 2020, respectively, and $13.6 million and $13.3 million in the nine months ended September 26, 2021 and September 27, 2020, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Nine Months Ended
	September 26, 2021		September 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$404,194	$1,593	$369,066	$1,527
Interest cost	4,119	12	6,047	27
Actuarial loss (gain)	(9,873)	(20)	30,650	75
Benefits paid	(9,792)	(113)	(9,763)	(120)
Curtailments and settlements	(4,393)	—	(7,083)	—
Prior service cost	—	—	22	—
Currency translation loss (gain)	2,169	—	(4,071)	—
Projected benefit obligation, end of period	$386,424	$1,472	$384,868	$1,509

	Nine Months Ended
	September 26, 2021		September 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in plan assets
Fair value of plan assets, beginning of period	$305,983	$—	$294,589	$—
Actual return on plan assets	28,325	—	(5,343)	—
Contributions by employer	10,569	113	11,801	120
Benefits paid	(9,792)	(113)	(9,763)	(120)
Curtailments and settlements	(4,393)	—	(7,083)	—
Expenses paid from assets	(279)	—	(603)	—
Currency translation gain (loss)	1,466	—	(4,337)	—
Fair value of plan assets, end of period	$331,879	$—	$279,261	$—

	September 26, 2021		December 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Funded status
Unfunded benefit obligation, end of period	$(54,545)	$(1,472)	$(98,211)	$(1,593)

	September 26, 2021		December 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period
Current liability	$(6,775)	$(164)	$(7,510)	$(169)
Long-term liability	(47,770)	(1,308)	(90,701)	(1,424)
Recognized liability	$(54,545)	$(1,472)	$(98,211)	$(1,593)

	September 26, 2021		December 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in accumulated other comprehensive loss at end of period
Net actuarial loss	$62,515	$153	$95,522	$174
The accumulated benefit obligation for the Company’s defined benefit pension plans was $386.4 million and $404.2 million at September 26, 2021 and December 27, 2020, respectively. Each of the Company’s defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both September 26, 2021 and December 27, 2020. As of September 26, 2021, the weighted average duration of the Company’s defined benefit pension obligation is 18.22 years.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended September 26, 2021		Three Months Ended September 27, 2020		Nine Months Ended September 26, 2021		Nine Months Ended September 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,682	$4	$1,997	$9	$4,119	$12	$6,047	$27
Estimated return on plan assets	(3,170)	—	(3,256)	—	(7,626)	—	(9,754)	—
Settlement loss	539	—	2,941	—	1,376	—	2,941	—
Expenses paid from assets	110	—	87	—	279	—	624	—
Amortization of net loss	607	—	376	—	1,553	1	1,127	—
Amortization of past service cost	6	—	—	—	14	—	—	—
Net costs(a)	$(226)	$4	$2,145	$9	$(285)	$13	$985	$27
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	September 26, 2021		December 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period
Discount rate	2.01%	2.08%	1.83%	1.80%

	Nine Months Ended
	September 26, 2021		September 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost
Discount rate	1.87%	1.80%	2.51%	2.77%
Expected return on plan assets	3.53%	NA	4.67%	NA

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The discount rate assumptions used to determine future pension obligations at September 26, 2021 and December 27, 2020 were based on Prudential Financial, Inc.’s (“Prudential”) Pru Above Mean yield curve, which was designed by Prudential to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The Pru Above Mean yield curve represents a series of annual discount rates from bonds with an AA minimum average credit quality rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. The discount rate assumptions used to determine future pension obligations for the U.K. pension plans at September 26, 2021 and December 27, 2020 were based on corporate bond spot yield curves provided by Merrill Lynch. Merrill Lynch bases this calculation entirely on AA1-AA3 rated bonds. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of September 26, 2021 and December 27, 2020, the U.S. pension and other postretirement benefit plans used variations of the Pri-2012 mortality table and the MP2020 mortality improvement scale. As of September 26, 2021 and December 27, 2020, the U.K. pension plans used variations of the AxC00 mortality table in combination with the CMI_2019 Sk=7.5 mortality improvement scale for pre-retirement employees and the S3PMA mortality table in combination with the CMI_2019 Sk=7.5 mortality improvement scale for postretirement employees.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(10,344)	$10,890
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

Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	September 26, 2021	December 27, 2020
Cash and cash equivalents	2%	1%
Pooled separate accounts for the Union Plan(a):
Equity securities	2%	2%
Fixed income securities	2%	2%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Equity securities	20%	20%
Fixed income securities	12%	13%
Real estate	1%	1%
Pooled separate accounts for the U.K. Plans(a):
Equity securities	36%	35%
Fixed income securities	19%	20%
Real estate	6%	6%
Total assets	100%	100%
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

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of September 26, 2021 and December 27, 2020:

	September 26, 2021				December 27, 2020
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$7,748	$—	$—	$7,748	$1,487	$—	$—	$1,487
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	2,979	—	2,979	—	3,100	—	3,100
Small/Mid U.S. equity funds(e)	—	1,155	—	1,155	—	392	—	392
International equity funds(f)	—	2,060	—	2,060	—	1,874	—	1,874
Fixed income funds(g)	—	5,167	—	5,167	—	5,365	—	5,365
PSAs and CCTs for the GK Pension Plan:
Large U.S. equity funds(d)	—	33,199	—	33,199	—	29,602	—	29,602
Small/Mid U.S. equity funds(e)	—	16,905	—	16,905	—	17,569	—	17,569
International equity funds(f)	—	16,823	—	16,823	—	16,320	—	16,320
Fixed income funds(g)	—	40,951	—	40,951	—	38,944	—	38,944
Real estate(h)	—	5,032	—	5,032	—	5,677	—	5,677
PSAs for the U.K. Plans:
Large U.S. equity funds(d)	—	47,598	—	47,598	—	39,002	—	39,002
International equity funds(f)	—	71,175	—	71,175	—	69,251	—	69,251
Fixed income funds(g)	—	62,844	—	62,844	—	60,212	—	60,212
Real estate(h)	—	18,243	—	18,243	—	17,188	—	17,188
Total assets	$7,748	$324,131	$—	$331,879	$1,487	$304,496	$—	$305,983
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

Benefit Payments
The following table reflects the benefits as of September 26, 2021 expected to be paid through 2030 from the Company’s pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company’s other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2021	$13,675	$56
2022	17,084	163
2023	16,584	156
2024	16,172	149
2025	15,674	140
2026-2030	72,166	555
Total	$151,355	$1,219
As required by funding regulations or laws, the Company anticipates contributing $1.8 million and $0.1 million to its pension plans and other postretirement plans, respectively, during the remainder of 2021.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Income
The amounts in accumulated other comprehensive income that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Nine Months Ended
	September 26, 2021		September 27, 2020
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss, beginning of period	$95,522	$174	$58,239	$91
Amortization	(1,567)	(1)	(1,127)	—
Curtailment and settlement adjustments	(1,376)	—	(2,941)	—
Actuarial loss (gain)	(9,873)	(20)	30,650	75
Asset loss (gain)	(20,699)	—	15,089	—
Currency translation loss	508	—	669	—
Net actuarial loss, end of period	$62,515	$153	$100,579	$166
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
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $3.6 million in the three months ended September 26, 2021 and $11.7 million in the nine months ended September 26, 2021.
14.    STOCK-BASED COMPENSATION
For the three months ended September 26, 2021 and September 27, 2020, we recognized total stock-based compensation expense of $2.4 million and gain of $1.7 million, respectively. For the three months ended September 26, 2021 and September 27, 2020, the total income tax benefit and expense recognized for stock-based compensation arrangements was $0.6 million and $0.4 million, respectively.
For the nine months ended September 26, 2021 and September 27, 2020, we recognized total stock-based compensation expense of $7.6 million and $2.2 million, respectively. For the nine months ended September 26, 2021 and September 27, 2020, the total income tax benefit recognized for stock-based compensation arrangements was $1.9 million and $0.6 million, respectively.
During the nine months ended September 26, 2021, we granted 123,851 time-vesting restricted stock units at a grant date price of $19.73 per unit. These awards will vest equally on July 1, 2022, July 1, 2023 and July 1, 2024. We also granted 533,883 performance-based restricted stock units at a grant date price of $22.79 per unit, 27,350 performance-based restricted stock units at a grant date price of $25.45 per unit and 5,470 performance-based restricted stock units at a grant date price of $27.46 per unit. These awards will convert to time-vesting restricted stock units in the first quarter of 2022 if or when the Compensation Committee of the Company’s Board of Directors certifies the achievement of 2021 performance targets. Once converted to time-vesting restricted stock units, the awards will vest equally on December 31, 2022, December 31, 2023 and December 31, 2024. During the same period we also granted 400,000 performance-based restricted stock units at a grant date price of $19.73 per unit. These awards will convert to time-vesting restricted stock units in the first quarter of 2024 if or when the Compensation Committee of the Company’s Board of Directors certifies the achievement of performance targets over a three-year period of January 1, 2021 through December 31, 2023. Once converted to time-vesting restricted stock units, the awards will vest equally on July 1, 2024, July 1, 2025 and July 1, 2026. We also granted 9,459 restricted stock units on April 6, 2021 at a grant date price of $24.26 and 14,586 vesting restricted stock units on April 28, 2021 at a grant date price of $24.69.
15.    FAIR VALUE MEASUREMENT
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
As of September 26, 2021 and December 27, 2020, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk and interest rate swap instruments.
The following items were measured at fair value on a recurring basis:

	September 26, 2021			December 27, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Commodity derivative assets	$8,443	$—	$8,443	$24,059	$—	$24,059
Foreign currency derivative assets	1,814	—	1,814	2,204	—	2,204
Sales contract derivative assets	—	2,201	2,201	—	—	—
Liabilities:
Commodity derivative liabilities	(29,744)	—	(29,744)	(6,531)	—	(6,531)
Foreign currency derivative liabilities	(139)	—	(139)	(428)	—	(428)
Interest rate swap derivative liabilities	—	(345)	(345)	(640)	—	(640)
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	September 26, 2021		December 27, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 2 inputs	$—	$—	$(1,001,693)	$(1,024,510)
Fixed-rate senior notes payable at 5.875%, at Level 2 inputs	(845,687)	(906,313)	(845,149)	(911,957)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(990,440)	(1,075,000)	—	—
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	(900,000)	(924,003)	—	—
Secured loans, at Level 3 inputs	(13)	(13)	(38)	(38)
See “Note 11. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts’ margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at September 26, 2021 or December 27, 2020, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows using weighted average cost of debt of 0.5% for the periods ending September 26, 2021 and December 27, 2020.
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

16.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(In thousands)
Sales to related parties
JBS USA Food Company(a)	$4,437	$3,768	$11,519	$10,315
JBS Chile Ltda.	266	114	353	70
Combo, Mercado de Congelados	201	293	978	780
JBS Australia Pty. Ltd.	172	660	1,994	1,941
Total sales to related parties	$5,076	$4,835	$14,844	$13,106

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$62,371	$27,657	$168,167	$100,467
Seara Meats B.V.	1,074	2,637	3,418	6,360
Penasul UK LTD	1,071	—	6,227	—
Planterra Food Company	—	—	150	—
JBS Global (U.K.) Ltd.	247	224	742	669
JBS Food Trading (Shanghai) Limited	19	—	61	—
JBS Toledo NV	—	—	—	156
JBS Asia Co Limited	—	—	5	—
Total cost of goods purchased from related parties	$64,782	$30,518	$178,770	$107,652

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$27,295	$6,429	$68,027	$28,402
Seara Food Europe Holdings	—	3	12	5
Total expenditures paid by related parties	$27,295	$6,432	$68,039	$28,407

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$8,011	$6,689	$35,457	$13,315

	September 26, 2021	December 27, 2020
	(In thousands)
Accounts receivable from related parties
JBS USA Food Company(a)	$1,221	$714
Combo, Mercado de Congelados	79	—
JBS Australia Pty. Ltd.	28	370
JBS Chile Ltda.	2	—
Total accounts receivable from related parties	$1,330	$1,084

	September 26, 2021	December 27, 2020
	(In thousands)
Accounts payable to related parties
JBS USA Food Company(a)	$5,439	$8,562
Penasul UK LTD	271	—
Seara Meats B.V.	754	1,075
JBS Global (U.K.) Ltd.	122	5
JBS Chile Ltda.	8	8
Total accounts payable to related parties	$6,594	$9,650
(a)    The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of September 26, 2021, approximately $255.0 thousand of goods purchased from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.
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
The U.K. and Europe reportable segment processes primarily chicken and pork products that are sold to foodservice, retail and frozen entrée customers. The segment’s primary distribution is through retailers, foodservice distributors and restaurants. On September 24, 2021, the Company completed the Kerry Meats and Meals Acquisition, which will operate as a business unit within the U.K. and Europe reportable segment.
The chicken products processed by the Mexico reportable segment are sold to foodservice, retail and frozen entrée customers. The segment’s primary distribution is through retailers, foodservice distributors and restaurants.
Additional information regarding reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2021(a)	September 27, 2020(b)	September 26, 2021(c)	September 27, 2020(d)
	(In thousands)
Net sales
U.S.	$2,466,850	$1,894,222	$6,714,879	$5,619,791
U.K. and Europe	930,440	845,677	2,721,019	2,425,140
Mexico	430,276	335,222	1,302,791	929,141
Total	$3,827,566	$3,075,121	$10,738,689	$8,974,072
(a)For the three months ended September 26, 2021, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $83.9 million. These sales consisted of fresh products, prepared products and grain.
(b)For the three months ended September 27, 2020, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $46.2 million. These sales consisted of fresh products, prepared products and grain.
(c)For the nine months ended September 26, 2021, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $234.7 million. These sales consisted of fresh products, prepared products and grain.
(d)For the nine months ended September 27, 2020, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $159.9 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(In thousands)
Reportable segment profit (loss)
U.S.	$70,666	$2,451	$(85,380)	$126,951
U.K. and Europe	445	29,949	32,771	76,324
Mexico	49,652	61,653	208,677	2,229
Eliminations	14	235	42	459
Total operating income	120,777	94,288	156,110	205,963
Interest expense, net of capitalized interest	29,833	30,564	110,818	95,575
Interest income	(1,244)	(1,763)	(4,452)	(4,611)
Foreign currency transaction loss (gain)	2,359	9,092	9,018	(3,768)
Miscellaneous, net	(1,391)	360	(10,005)	(33,873)
Income before income taxes	91,220	56,035	50,731	152,640
Income tax expense	30,385	22,344	55,931	57,900
Net income (loss)	$60,835	$33,691	$(5,200)	$94,740

	September 26, 2021	December 27, 2020
	(In thousands)
Total assets by reportable segment
U.S.	$6,472,756	$5,189,021
U.K. and Europe	4,146,047	3,034,219
Mexico	1,132,193	1,212,428
Eliminations	(2,918,153)	(1,961,171)
Total assets	$8,832,843	$7,474,497

	September 26, 2021	December 27, 2020
	(In thousands)
Long-lived assets by reportable segment(a)
U.S.	$1,850,525	$1,815,460
U.K. and Europe	1,022,966	842,049
Mexico	279,197	292,651
Eliminations	(3,743)	(3,783)
Total long-lived assets	$3,148,945	$2,946,377
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
Tax Claims and Proceedings
During 2014 and 2015 the Mexican Tax Authorities opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“APPM”) in regards to tax years 2009 and 2010, respectively. In both instances, the Mexican Tax Authorities claim that controlled company status did not exist for certain subsidiaries because APPM did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Commercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R. L. de C.V. (in 2010). As a result, APPM should have considered dividends paid out of these subsidiaries partially taxable since a portion of the dividend amount was not paid from the net tax profit account (CUFIN). APPM is currently appealing. Amounts under appeal are $30.4 million and $18.4 million for tax years 2009 and 2010, respectively. No loss has been recorded for these amounts at this time as the Company does not believe a loss is probable.
In re Broiler Chicken Antitrust Litigation
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois (the “Illinois Court”) against PPC and 19 other producers by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers (“the Direct Purchaser Plaintiff Class”) and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and September 1, 2021, 81 individual direct action complaints were filed with the Illinois Court by individual direct purchaser entities (“DAPs”) naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. Subsequent amendments to certain complaints added allegations of price fixing and bid rigging on certain sales. On June 17, 2021, the Illinois Court issued a revised scheduling order through trial, under which merits fact discovery for defendants and most plaintiffs closed on July 31, 2021, with additional discovery of subsequent DAPs proceeding in six month increments following consolidation of each DAP complaint. Expert discovery will proceed from August 31, 2021 through May 13, 2022 with summary judgment briefing beginning on June 10, 2022 and concluding on November 21, 2022. The Court has not yet set a trial date.
On January 11, 2021, PPC announced that it had entered into an agreement to settle all claims made by the putative Direct Purchaser Plaintiff Class (“DPPs”). The Illinois Court granted final approval of the settlement on June 29, 2021. As a result of this agreement, PPC recognized an expense of $75.0 million within Selling, general and administrative expense in the Condensed Consolidated Statements of Income for the year ended December 27, 2020. Pursuant to this agreement, PPC paid the DPPs this amount during the first quarter of 2021.
On July 28, 2021, PPC and the putative End-User Consumer Indirect Purchaser Plaintiff Class (“EUCPs”) reached an agreement to settle all claims, subject to Court approval under Rule 23. Preliminary, and ultimately final, approval of the settlement was granted on August 12, 2021 and final approval hearing is scheduled for December 20, 2021. In addition, on August 3, 2021, PPC and the putative Commercial and Institutional Indirect Purchaser Plaintiff Class (“CIIPPs”) reached an agreement, to settle all claims subject to Court approval under Rule 23. A motion for preliminary approval of that settlement was filed on September 30, 2021 and a hearing on the motion was held on October 15, 2021. Under the terms of these settlements, PPC has paid the EUCPs an amount of $75.5 million and has agreed to pay the CIIPPs an amount of $45.0 million to release all outstanding claims brought by such Classes. Settlement with the CIIPPs is subject to the final approval of the Illinois Court. As a result of these agreements, PPC recognized this expense within Selling, general and administrative expense in the Condensed Consolidated Statements of Income for the nine months ended September 26, 2021.
The settlements with the DPPs, EUCPs and CIIPPs do not cover the claims of the DAPs or other parties who have or will opt out of such settlements (collectively, the “Opt Outs”). PPC will therefore continue to litigate against such Opt Outs and will seek reasonable settlements where they are available. PPC has recognized an expense of $257.4 million to cover both negotiated and potential settlements with various Opt Outs. The amount accrued is an estimate that is subject to change. PPC recognized this expense within Selling, general and administrative expense in the Condensed Consolidated Statements of Income for the nine months ended September 26, 2021.
On February 21, 2017, the Attorney General of Florida (the “Florida AG”) issued a civil investigative demand (“CID”) regarding the broiler chicken market. The CID requests, among other things, data and information related to the acquisition and processing of broiler chickens and the sale of chicken products. PPC is cooperating with the Florida AG in producing documents pursuant to the CID.
On August 6, 2020, the Attorney General of Washington (the “Washington AG”) issued a CID regarding similar broiler chicken matters that are the subject of the Florida CID. The CID requests, among other things, data and information related to the acquisition and processing of broiler chickens and the sale of chicken products. PPC is cooperating with the Washington AG in producing documents pursuant to the CID.
On each of February 24, 2021 and May 4, 2021, the Attorney General of Louisiana (the “Louisiana AG”) issued CIDs regarding similar broiler chicken matters that are the subject of Florida CID. The CIDs requested, among other things, data and information related to the sale of chicken products in Louisiana. PPC is cooperating with the Louisiana AG in producing documents pursuant to the CID.
On September 1, 2020, the Attorney General of New Mexico filed a complaint in the First Judicial District Court in the County of Santa Fe, New Mexico. The complaint alleges the same claims as those made in the In re Broiler Chicken Antitrust Litigation under New Mexico state law. PPC answered the complaint on February 1, 2021.
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
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the U.S. District Court for the Eastern District of Oklahoma (the “Oklahoma Court”) alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Antitrust Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS (the “Grower Litigation”). The defendants jointly moved to dismiss the consolidated amended complaint on September 9, 2017 for failure to state a claim under Rule 12(b)(6) of the Federal Rules of Civil Procedure. The Oklahoma Court granted only certain other defendants’ motions challenging jurisdiction. On January 6, 2020, the Oklahoma Court denied the pending Rule 12 motion, and lifted the stay on discovery. On October 6, 2020, the Oklahoma plaintiffs filed a motion with the U.S. Judicial Panel on Multidistrict Litigation (the “JPML”) seeking consolidation of a series of copycat complaints filed in September and October 2020 in the U.S. District Courts for the District of Colorado, the District of Kansas, and the Northern District of California. On December 15, 2020, the JPML ordered the transfer of all cases to the Oklahoma Court for consolidated or coordinated pretrial proceedings. On February 12, 2020, the Oklahoma Court entered a case management order in the multi-district litigation setting a February 1, 2022 deadline for the close of fact discovery. That order also set a deadline of September 15, 2022 for the filing of class certification motions, with deadlines of October 27, 2022 for opposition briefing and December 1, 2022 for reply briefing. Under the order, motions for summary judgment are to be filed on February 1, 2023, with oppositions and replies due March 22, 2023, and April 12, 2023, respectively. PPC will continue to litigate against the putative class of plaintiffs and will seek a reasonable settlement if it is available. PPC has recognized an estimate of probable loss as expense that is subject to change. PPC recognized this expense within Selling, general and administrative expense in the Condensed Consolidated Statements of Income for the three and nine months ended September 26, 2021.
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
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (the “Maryland Court”) against PPC and a number of other chicken producers, as well as WMS Webber, Meng, Sahl and Company and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. On November 12, 2019, the Maryland Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs informed the defendants and the Maryland Court that they would be amending their complaint, which they did on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint, but was extended to include more class members and turkey processors as well as chicken processors. The defendants filed motions to dismiss the consolidated amended complaint on March 2, 2020. The Maryland Court dismissed PPC and a number of other defendants on September 16, 2020 without prejudice. The plaintiffs subsequently filed amended complaints on November 2, 2020 re-naming PPC and the other dismissed defendants. On June 14, 2021, PPC entered into a binding Settlement Agreement to settle all claims with the putative class for $29.0 million and paid the plaintiffs this amount during the third quarter of 2021. PPC recognized this expense within Selling, general and administrative expense in the Condensed Consolidated Statements of Income for the nine months ended September 26, 2021.

On July 6, 2020, United Food and Commercial Workers International Union Local 464A (“UFCW”), acting on behalf of itself and a putative class of persons who purchased shares of PPC stock between February 9, 2017 and June 3, 2020, filed a class action complaint in the Colorado Court against PPC, and Messrs. Lovette, Penn, and Sandri. The complaint alleges, among other things, that PPC’s public statements regarding its business and the drivers behind its financial results were false and misleading due to the defendants’ purported failure to disclose its participation in an antitrust conspiracy as alleged in the Broiler litigation and the Indictment (defined below). On September 4, 2020, UFCW and the New Mexico State Investment Council (“NMSIC”) filed competing motions to be appointed lead plaintiff under the Private Litigation Securities Reform Act. On March 17, 2021, the court appointed NMSIC as lead plaintiff. On May 26, 2021, NMSIC filed an amended complaint, which shortened the end date of the putative class period to June 3, 2020. PPC and the other defendants moved to dismiss the amended complaint on July 19, 2021. NMSIC filed an opposition to the motion to dismiss on September 1, 2021, and PPC and the other defendants filed their reply on September 30, 2021. The Colorado Court’s decision on the motion to dismiss is currently pending.
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
On October 6, 2020, PPC learned of a superseding indictment by a Grand Jury in the Colorado Court against those individuals in the first Indictment as well as the former Chief Executive Officer of PPC, William Lovette, one additional former employee of PPC, and four employees of different companies. The superseding indictment alleges similar claims to the Indictment.
On October 13, 2020, the Company announced that it had entered into a plea agreement (the “Plea Agreement”) with the DOJ pursuant to which the Company agreed to (1) plead guilty to one count of conspiracy in restraint of competition involving sales of broiler chicken products in the U.S. in violation of the Sherman Antitrust Act, 15 U.S.C. § 1, and (2) pay a fine of $110.5 million. The Company recognized the fine as an expense which is included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income for the three months ended September 27, 2020. Under the Plea Agreement, the DOJ agreed not to bring further charges against the Company for any antitrust violation involving the sale of broiler chicken products in the U.S. occurring prior to the date of the Plea Agreement. On February 23, 2021, the Colorado Court approved the Plea Agreement and assessed a fine of $107.9 million. The Company continues to cooperate with the DOJ in connection with the ongoing federal antitrust investigation into alleged price fixing and other anticompetitive conduct in the broiler chicken industry.
On July 29, 2021, PPC learned of an additional indictment by a Grand Jury in the Colorado Court against four former employees of PPC, which alleged similar claims to the Indictment.

19.    BUSINESS ACQUISITION
Kerry Consumer Foods' Meats and Meals
On September 24, 2021, the Company acquired 100% of the equity of the Kerry Consumer Foods' Meats and Meals businesses for cash of £695.3 million, or $954.1 million, subject to customary working capital adjustments. The acquisition was funded with the Company's recent senior notes offering and borrowings under the credit facility. The acquisition solidifies Pilgrim's as a leading European food company. The Specialty Meats business is a leading manufacturer of branded and private label meats, meat snacks and food-to-go products in the U.K. and Ireland. The Ready Meals business is a leading ethnic chilled and frozen ready meals business in the U.K. The acquired operations are included in the Company's U.K. and Europe reportable segment. Kerry Consumer Foods' Meats and Meals businesses operations for the period from September 24, 2021 through September 26, 2021 were insignificant.
Transaction costs incurred in conjunction with the acquisition were approximately $9.3 million for the nine months ended September 26, 2021. These costs were expensed as incurred and are reflected within Selling, general and administrative expense in the Company's Consolidated Statements of Income.
The assets acquired and liabilities assumed in the acquisition were measured at their values as of September 24, 2021 as set forth below. The excess of the purchase price over the preliminary fair value of the net intangible assets and identifiable assets was recorded as goodwill in the Company's U.K. and Europe reportable segment. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition as well the assembled workforce. Benefits include (1) complementary product offerings, (2) an enhanced footprint in the U.K. and Ireland and (3) an enhanced position in the fast-growing plant-based protein, direct-to-consumer and hot food-to-go markets. The goodwill is not expected to be tax deductible for tax purposes. The fair values of the assets acquired and liabilities assumed are preliminary and we are currently completing our fair value assessment with the assistance of third-party valuation specialists. Any adjustments identified in the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.
The preliminary fair values recorded for the assets acquired and liabilities assumed for the acquisition are as follows (in thousands):

Preliminary
Cash and cash equivalents	$113
Trade accounts and other receivables	7,386
Inventories	60,339
Prepaid expenses and other current assets	7,953
Operating lease assets	14,967
Property, plant and equipment	170,617
Identified intangible assets	453,068
Total assets acquired	714,443

Accounts payable	8,016
Other current liabilities	9,568
Operating lease liabilities	13,405
Deferred tax liabilities	97,040
Other long-term liabilities	2,591
Total liabilities assumed	130,620
Total identifiable net assets	583,823
Goodwill	370,237
Total consideration transferred	$954,060

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
We are one of the largest chicken producers in the world, and as a vertically integrated chicken producer, we are able to control every phase of the production process, which helps us manage food safety and quality, control margins and improve customer service. This gives us the opportunity to continue to create growth and development opportunities, further increasing our position as a leading domestic and global protein company. With the acquisitions of Kerry Consumer Foods' specialty meats and ready meals businesses, Pilgrim’s Pride Limited (“PPL”) and Moy Park in 2021, 2019 and 2017, respectively, we solidified ourselves as a leading European food company while diversifying our product mix with introduction into the pork market. With the acquisition of GNP in 2017, we further solidified ourselves as a leading poultry company within the U.S.
We reported net loss attributable to Pilgrim’s of $5.8 million, or $0.02 per diluted common share, and income before tax totaling $50.7 million, for the nine months ended September 26, 2021. These operating results included net sales of $10.7 billion, gross profit of $1.0 billion and $327.5 million of cash provided by operating activities. We generated a consolidated operating margin of 1.5% with operating margins of (1.3)%, 1.2% and 16.0% in our U.S., U.K. and Europe, and Mexico reportable segments, respectively. For the nine months ended September 26, 2021, we generated EBITDA and Adjusted EBITDA of $431.4 million and $972.4 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Kerry Meats and Meals Acquisition
On September 24, 2021, the Company acquired 100% of the equity of the Kerry Consumer Foods' specialty meats and ready meals businesses (the “Kerry Meats and Meals Acquisition”) for £695.3 million, or $954.1 million, subject to customary working capital adjustments. The acquisition was funded with the Company's recent senior notes offering and borrowings under the credit facility.
Kerry Consumer Foods' specialty meats business is a leading manufacturer of branded and private label meats, meat snacks and food-to-go products in the U.K. and Ireland. Kerry Consumer Foods' ready meals business is a leading ethnic chilled and frozen ready meals business in the U.K. The combined businesses produced over £725 million in annual sales during the year ended December 31, 2020 and have more than 4,000 team members.
The acquisition solidifies Pilgrim's as a leading European food company. The acquired operations are included in the Company's U.K. and Europe reportable segment.
Unsolicited Offer from JBS S.A. to Purchase Outstanding Shares of PPC Common Stock
On September 20, 2021, the Company announced that its board of directors had formed a special committee of independent directors to review and evaluate the previously announced unsolicited proposal received on August 12, 2021 from JBS S.A. to acquire all of the outstanding shares of common stock of PPC that JBS does not currently own.
U.K. Economic Conditions
During the third quarter of 2021, we experienced unprecedented challenges in the U.K. economic environment. We were confronted with sudden, serious labor shortages as European Union workers returned home following Brexit, affecting our ability to process, pack and transport products. In addition, we also faced significant cost pressure from feed ingredients – specifically oils and micronutrients – and increased costs for utilities, logistics, chemicals, labor and packaging. Our U.K. pork operations also had to overcome low hog prices resulting from an oversupply in Europe. Although chicken sales were robust during the quarter, pork foodservice sales increased to pre-COVID-19 (defined below) levels and pork retail sales remained stable from the prior year, these sales were generated at significantly reduced margins.
We have responded to these challenges by opening negotiations with customers to recoup extraordinary costs we have experienced. We also continue to focus on operational excellence initiatives that deliver labor efficiencies, better agricultural performance and improved yields. We’re also maintaining tight control over selling, general and administrative expenses.
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
•Our operations. All of our 69 production facilities are operating. To date, we have not experienced a material impact from a plant closure and our facilities have largely been exempt from government closure orders.
•Demand for our products. COVID-19 and the implementation of restricted living have led to a shift in demand from restaurants to retail grocery stores, with consumers eating more at home due to pandemic restrictions. Two PPL plants had their export licenses to China suspended due to pandemic issues. In an effort to counter the adverse effects of COVID-19, we have transitioned, where commercially reasonable and possible to do so, our business operations to be in the best position to supply changing COVID-19 market demands.
•Foreign currency exchange rates and commodity prices. During the nine months ended September 26, 2021, we experienced increased volatility in foreign currency exchange rates and commodity prices, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. We expect continued volatility in foreign currency exchange rates and commodity prices during 2021, though we cannot reasonably estimate the duration, extent or impact of that volatility.
•CARES Act. On March 27, 2020, the U.S. government enacted the CARES Act, which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. As of the September 26, 2021, we have delayed approximately $52.3 million of employer payroll taxes with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.
U.S. Credit Facility
On August 9, 2021, we, and certain of our subsidiaries entered into a Fifth Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto. The U.S. Credit Facility provides for a $800.0 million revolving credit commitment and a term loan commitment of up to $700.0 million. The maturity date of the revolving loan commitment and the term loans was extended from July 20, 2023 to August 9, 2026.

Additional information regarding the U.S. Credit Facility is included in “Note 11. Debt.”
Senior Notes due 2032
On September 2, 2021, we completed a sale of $900.0 million aggregate principal amount of 3.50% senior notes due 2032 (“Senior Notes due 2032”). We used the proceeds, together with borrowings under the delayed draw term loan under the U.S. Credit Facility, to finance the Kerry Meats and Meals Acquisition and to pay related fees and expenses. The remaining proceeds will be used to repay outstanding revolver borrowings under the U.S. Credit Facility and for general corporate purposes.
Additional information regarding the Senior Notes due 2032 is included in “Note 11. Debt.”
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
Market prices for chicken products during the three months ended September 26, 2021 remained above the 5-year average and maintained levels well above historical norms throughout the period. During the third quarter of 2021, industry chick placements were flat relative to levels from a year as declining hatchability rates offset increased egg sets. The result was mild growth of +1.8% primarily driven by both increased liveweights and head counts. While the U.S. experienced a renewed wave of COVID-19 cases in the third quarter of 2021, foodservice demand remained consistent. The retail environment maintained its consistency as consumers continued to use chicken as a cost effective staple in home meal preparation. As a result, robust chicken demand coincided with mild production growth and already pressured cold storage inventory levels, which entered the quarter well below the 5-year average, resulting in the continued strength of market prices for chicken products in the three months ended September 26, 2021.
While market prices for chicken products have improved thus far in 2021, prices for the remainder of the year will depend on the status of the foodservice industry and the evolution of retail meat demand, influenced by factors such as the COVID-19 pandemic, government regulation and uncertainty surrounding both the general economy and protein supply.
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

Results of Operations
Three Months Ended September 26, 2021 Compared to the Three Months Ended September 27, 2020
Net sales. Net sales generated in the three months ended September 26, 2021 increased $752.4 million, or 24.5%, from net sales generated in the three months ended September 27, 2020. The following table provides net sales information:

Sources of net sales	Three Months Ended September 26, 2021	Change from Three Months Ended September 27, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,466,850	$572,628	30.2%
U.K. and Europe	930,440	84,763	10.0%
Mexico	430,276	95,054	28.4%
Total net sales	$3,827,566	$752,445	24.5%
U.S. Reportable Segment. U.S. net sales generated in the three months ended September 26, 2021 increased $572.6 million, or 30.2%, from U.S. net sales generated in the three months ended September 27, 2020 primarily due to an increase in net sales per pound which contributed $582.4 million, or 30.7 percentage points, to the increase in net sales. The increase in net sales per pound was driven primarily from higher than average chicken commodity prices in the U.S. during the three months ended September 26, 2021. The increase in net sales was partially offset by a decrease in sales volume of $9.8 million, or 0.5 percentage points.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the three months ended September 26, 2021 increased $84.8 million, or 10.0%, from U.K. and Europe net sales generated in the three months ended September 27, 2020 primarily due to a favorable impact of foreign currency translation and an increase in sales volume, partially offset by a decrease in net sales per pound. The favorable impact of foreign currency translation contributed $61.7 million, or 7.3 percentage points, to the increase in net sales. The increase in sales volume contributed $25.8 million, or 3.0 percentage points, to the increase in net sales and was primarily driven by market recoveries in foodservice from the lessening of restrictions due to the COVID-19 pandemic from prior year. The decrease in net sales per pound of $2.8 million, or 0.3 percentage points, partially offset the increase in net sales and was primarily driven by falling pork prices in the U.K.
Mexico Reportable Segment. Mexico net sales generated in the three months ended September 26, 2021 increased $95.1 million, or 28.4%, from Mexico net sales generated in the three months ended September 27, 2020 primarily due to an increase in net sales per pound of $46.5 million, or 13.9 percentage points, and a favorable impact of foreign currency remeasurement of $40.9 million, or 12.2 percentage points. This increase in net sales per pound was driven primarily by higher live chicken commodity prices in Mexico from increased demand during the three months ended September 26, 2021 in comparison to the three months ended September 27, 2020. Also contributing to the increase in net sales was an increase from sales volume of $7.7 million, or 2.3 percentage points.
Gross profit. Gross profit increased by $58.0 million, or 18.5%, from $313.8 million generated in the three months ended September 27, 2020 to $371.8 million generated in the three months ended September 26, 2021. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended September 26, 2021	Change from Three Months Ended September 27, 2020		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 26, 2021	September 27, 2020
	(In thousands, except percent data)
Net sales	$3,827,566	$752,445	24.5%	100.0%	100.0%
Cost of sales	3,455,723	694,444	25.1%	90.3%	89.8%
Gross profit	$371,843	$58,001	18.5%	9.7%	10.2%

Sources of gross profit	Three Months Ended September 26, 2021	Change from Three Months Ended September 27, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$278,028	$94,895	51.8%
U.K. and Europe	32,324	(28,006)	(46.4)%
Mexico	61,477	(8,667)	12.4%
Elimination	14	(221)	(94.0)%
Total gross profit	$371,843	$58,001	18.5%

Sources of cost of sales	Three Months Ended September 26, 2021	Change from Three Months Ended September 27, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,188,822	$477,733	27.9%
U.K. and Europe	898,116	112,769	14.4%
Mexico	368,799	103,721	39.1%
Elimination	(14)	221	94.0%
Total cost of sales	$3,455,723	$694,444	25.1%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended September 26, 2021 increased $477.7 million, or 27.9%, from cost of sales incurred by our U.S. segment during the three months ended March 29, 2020. Cost of sales increased primarily because of the impact of increased cost per pound sold of $486.6 million, or 28.4 percentage points, and was partially offset by a decrease in sales volume of $8.9 million, or 0.5 percentage points. Included in the increased cost of sales was a $307.0 million in live operations costs, a $65.0 million increase in payroll costs, $57.0 million increase in prepared foods purchases, and $38.0 million in freight costs. The increase in live operations costs includes an increase of $277.6 million in feed costs and an $18.2 increase in chick costs. The increase in feed costs was driven primarily from higher corn and soy commodity prices, our main ingredients in feed. Other factors affecting cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the three months ended September 26, 2021 increased $112.8 million, or 14.4%, from cost of sales incurred by our U.K. and Europe segment during the three months ended September 27, 2020. The increase in cost of sales was primarily from an unfavorable impact of foreign currency translation of $59.5 million, or 7.6 percentage points, increased cost per pound sold of $29.3 million, or 3.7 percentage points, and increased sales volume of $24.0 million, or 3.1 percentage points. The increase in sales volume is primarily from market recoveries in foodservice from the lessening of restrictions due to the COVID-19 pandemic from prior year. The increase in cost per pound sold is primarily from increases in feed costs and inflationary pressures. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended March 28, 2021 increased $103.7 million, or 39.1%, from cost of sales incurred by our Mexico segment during the three months ended September 27, 2020. This increase was driven by increased cost per pound sold of $62.6 million, or 23.6 percentage points, an unfavorable impact of foreign currency remeasurement of $35.0, or 13.2 percentage points and an increase in sales volume of $6.1 million, or 2.3 percentage points. The increase in cost per pound sold was primarily driven by increases in corn and soy commodity prices, our main ingredients in feed, and by increased hatchery egg costs. Other factors affecting cost of sales were individually immaterial.
Operating income. Operating income increased by $26.5 million, or 28.1%, from $94.3 million generated in the three months ended September 27, 2020 to $120.8 million generated in the three months ended September 26, 2021. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended September 26, 2021	Change from Three Months Ended September 27, 2020		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 26, 2021	September 27, 2020
	(In thousands, except percent data)
Gross profit	$371,843	$58,001	18.5%	9.7%	10.2%
SG&A expense	251,066	31,512	14.4%	6.6%	7.1%
Operating income	$120,777	$26,489	28.1%	3.2%	3.1%

Sources of operating income	Three Months Ended September 26, 2021	Change from Three Months Ended September 27, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$70,666	$68,215	2,783.1%
U.K. and Europe	445	(29,504)	(98.5)%
Mexico	49,652	(12,001)	19.5%
Eliminations	14	(221)	(94.0)%
Total operating income	$120,777	$26,489	28.1%

Sources of SG&A expense	Three Months Ended September 26, 2021	Change from Three Months Ended September 27, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$207,362	$26,680	14.8%
U.K. and Europe	31,879	1,498	4.9%
Mexico	11,825	3,334	39.3%
Total SG&A expense	$251,066	$31,512	14.4%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended September 26, 2021 increased $26.7 million, or 14.8%, from SG&A expense incurred by our U.S. reportable segment during the three months ended September 27, 2020. This increase in SG&A expense resulted primarily from an increase in legal defense costs of $8.7 million and $15.5 million recognized in anticipation of probable losses related to ongoing litigation. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the three months ended September 26, 2021 increased $1.5 million, or 4.9%, from SG&A expense incurred by our U.K. and Europe segment during the three months ended September 27, 2020. Factors affecting SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended September 26, 2021 increased approximately $3.3 million, or 39.3%, from SG&A expense incurred by our Mexico segment during the three months ended September 27, 2020. The primary driver of the increase in SG&A expense was payroll and bonus costs. Other factors affecting our Mexico segment’s SG&A expense were individually immaterial.
Net interest expense. Net interest expense decreased to $28.6 million recognized in the three months ended September 26, 2021 from $28.8 million recognized in the three months ended September 27, 2020. The decrease in net interest expense resulted primarily due to a decrease in interest expense on outstanding borrowings of $0.6 million, partially offset by a loss on early extinguishment of debt recognized as a component of interest expense of $0.4 million. Average borrowings decreased by $21.3 million from $2.66 billion during the three months ended September 27, 2020 to $2.64 billion during the three months ended September 26, 2021. As a percent of net sales, interest expense in the three months ended September 26, 2021 and September 27, 2020 was 0.8% and 1.0%, respectively.
Income taxes. Income tax expense increased to $30.4 million, a 33.3% effective tax rate, for the three months ended September 26, 2021 compared to an income tax expense of $22.3 million, a 39.9% effective tax rate, for the three months ended September 27, 2020. The increase in income tax expense resulted primarily from an increase in pre-tax income as well as the recognition of a $6.1 million reserve recognized against certain U.K. interest deductions and $3.8 million in adjustments to tax returns.

Nine Months Ended September 26, 2021 Compared to the Nine Months Ended September 27, 2020
Net sales. Net sales generated in the nine months ended September 26, 2021 increased $1.8 billion, or 19.7%, from net sales generated in the nine months ended September 27, 2020. The following table provides net sales information:

Sources of net sales	Nine Months Ended September 26, 2021	Change from Nine Months Ended September 27, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$6,714,879	$1,095,088	19.5%
U.K. and Europe	2,721,019	295,879	12.2%
Mexico	1,302,791	373,650	40.2%
Total net sales	$10,738,689	$1,764,617	19.7%
U.S. Reportable Segment. U.S. net sales generated in the nine months ended September 26, 2021 increased $1.1 billion, or 19.5%, from U.S. net sales generated in the nine months ended September 27, 2020 primarily because of an increase in net sales per pound and an increase in sales volume. The increase in net sales per pound contributed $1.1 billion, or 19.5 percentage points, to the increase in net sales. This increase in net sales per pound was driven primarily from higher than average chicken commodity prices in the U.S. during the nine months ended September 26, 2021. There was also an increase in sales volume that contributed $1.2 million to the increase in net sales.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the nine months ended September 26, 2021 increased $295.9 million, or 12.2%, from U.K. and Europe net sales generated in the nine months ended September 27, 2020 primarily because of a favorable impact of foreign currency translation of $226.2 million, or 9.3 percentage points, an increase in sales volume of $66.7 million, or 2.8 percentage points, and an increase in net sales per pound of $3.0 million, or 0.1 percentage points. The increase in sales volume was primarily driven by market recoveries in foodservice from the lessening of restrictions due to the COVID-19 pandemic from prior year. The increase in net sales per pound was driven by increased feed costs.
Mexico Reportable Segment. Mexico net sales generated in the nine months ended September 26, 2021 increased $373.7 million, or 40.2%, from Mexico net sales generated in the nine months ended September 27, 2020 primarily because of an increase in net sales per pound of $310.4 million, or 33.4 percentage points, and the favorable impact of foreign currency remeasurement of $100.0 million, or 10.8 percentage points. The increase in net sales per pound was driven primarily by higher live chicken commodity prices in Mexico during the nine months ended September 26, 2021 in comparison to the nine months ended September 27, 2020. The increases from foreign currency remeasurement and net sales per pound were partially offset by a decrease in sales volume of $36.7 million, or 4.0 percentage points.
Gross profit. Gross profit increased by $402.5 million, or 65.9%, from $610.8 million generated in the nine months ended September 27, 2020 to $1,013.3 million generated in the nine months ended September 26, 2021. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Nine Months Ended September 26, 2021	Change from Nine Months Ended September 27, 2020		Percent of Net Sales
				Nine Months Ended
		Amount	Percent	September 26, 2021	September 27, 2020
	(In thousands, except percent data)
Net sales	$10,738,689	$1,764,617	19.7%	100.0%	100.0%
Cost of sales	9,725,362	1,362,090	16.3%	90.6%	93.2%
Gross profit	$1,013,327	$402,527	65.9%	9.4%	6.8%

Sources of gross profit	Nine Months Ended September 26, 2021	Change from Nine Months Ended September 27, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$651,235	$241,978	59.1%
U.K. and Europe	120,177	(48,929)	(28.9)%
Mexico	241,873	209,895	656.4%
Elimination	42	(417)	(90.8)%
Total gross profit	$1,013,327	$402,527	65.9%

Sources of cost of sales	Nine Months Ended September 26, 2021	Change from Nine Months Ended September 27, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$6,063,644	$853,110	16.4%
U.K. and Europe	2,600,842	344,808	15.3%
Mexico	1,060,918	163,755	18.3%
Elimination	(42)	417	90.8%
Total cost of sales	$9,725,362	$1,362,090	16.3%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the nine months ended September 26, 2021 increased $853.1 million, or 16.4%, from cost of sales incurred by our U.S. segment during the nine months ended September 27, 2020. Cost of sales increased primarily because of the impact of increased cost per pound sold of $852.0 million, or 16.4 percentage points, and increased sales volume of $1.1 million. Included in the increased cost of sales was a $621.6 million in live operations costs, a $101.0 increase in prepared foods purchases, and a $97.0 million increase in payroll costs. The primary drivers of the increase in live operations costs are a $555.4 million increase in feed costs, $45.1 million in chick costs and an increase in contract grower costs of $17.3 million. The increase in feed costs is driven primarily from higher corn and soy commodity prices, our main ingredients in feed. Other factors affecting cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the nine months ended September 26, 2021 increased $344.8 million, or 15.3%, from cost of sales incurred by our U.K. and Europe segment during the nine months ended September 27, 2020. The increase in cost of sales was driven by the unfavorable impact of foreign currency translation, increased cost per pound sold and increased sales volume contributing $216.2 million, or 9.6 percentage points, $66.6 million, or 3.0 percentage points, and $62.0 million, or 2.7 percentage points, respectively, to the increase in cost of sales. The increase in cost per pound sold is driven by increased feed and other input costs. The increase in sales volume is primarily from market recoveries in foodservice from the lessening of restrictions due to the COVID-19 pandemic from prior year. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the nine months ended September 26, 2021 increased $163.8 million, or 18.3%, from cost of sales incurred by our Mexico segment during the nine months ended September 27, 2020. This increase was primarily because of an increase in cost per pound sold and the unfavorable impact of foreign currency remeasurement of $117.8 million, or 13.2 percentage points, and $81.4 million, or 9.1 percentage points, respectively. The increase in cost per pound sold was primarily driven by an increase in corn and soy commodity prices, which are our main feed ingredients. These increases were partially offset by a decrease in sales volume of $35.4 million, or 4.0 percentage points. Other factors affecting cost of sales were individually immaterial.
Operating income. Operating income decreased by $49.9 million, or 24.2%, from $206.0 million generated in the nine months ended September 27, 2020 to $156.1 million generated in the nine months ended September 26, 2021. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Nine Months Ended September 26, 2021	Change from Nine Months Ended September 27, 2020		Percent of Net Sales
				Six Months Ended
		Amount	Percent	September 26, 2021	September 27, 2020
	(In thousands, except percent data)
Gross profit	$1,013,327	$402,527	65.9%	9.4%	6.8%
SG&A expense	857,217	452,380	111.7%	8.0%	4.5%
Operating income	$156,110	$(49,853)	(24.2)%	1.5%	2.3%

Sources of operating income	Nine Months Ended September 26, 2021	Change from Nine Months Ended September 27, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$(85,380)	$(212,331)	(167.3)%
U.K. and Europe	32,771	(43,553)	(57.1)%
Mexico	208,677	206,448	(9,261.9)%
Eliminations	42	(417)	(90.8)%
Total operating income	$156,110	$(49,853)	(24.2)%

Sources of SG&A expense	Nine Months Ended September 26, 2021	Change from Nine Months Ended September 27, 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$736,615	$454,309	160.9%
U.K. and Europe	87,406	(5,376)	(5.8)%
Mexico	33,196	3,447	11.6%
Total SG&A expense	$857,217	$452,380	111.7%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the nine months ended September 26, 2021 increased $454.3 million, or 160.9%, from SG&A expense incurred by our U.S. reportable segment during the nine months ended September 27, 2020. This increase in SG&A expense resulted primarily from an increase of $26.5 million in legal defense costs and $413.8 million recognized in anticipation of probable losses related to ongoing litigation. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the nine months ended September 26, 2021 decreased $5.4 million, or 5.8%, from SG&A expense incurred by our U.K. and Europe segment during the nine months ended September 27, 2020. The decrease in SG&A expense was driven primarily by a reduction in bonus expenses and reduced information technology costs. Other factors affecting SG&A expense in our U.K. and Europe operations were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the nine months ended September 26, 2021 increased approximately $3.4 million, or 11.6%, from SG&A expense incurred by our Mexico segment during the nine months ended September 27, 2020. The primary driver of the increase in SG&A expense was payroll and bonus costs. Other factors affecting our Mexico segment’s SG&A expense were individually immaterial.
Net interest expense. Net interest expense increased to $106.4 million recognized in the nine months ended September 26, 2021 from $91.0 million recognized in the nine months ended September 27, 2020. The increase in net interest expense resulted primarily from a loss on early extinguishment of debt recognized as a component of interest expense of $24.7 million, partially offset by a decrease in interest expense on average outstanding borrowings of $9.3 million. Average borrowings decreased by $144.9 million from $2.6 billion during the nine months ended September 27, 2020 to $2.4 billion during the nine months ended September 26, 2021. As a percent of net sales, interest expense in the nine months ended September 26, 2021 and September 27, 2020 was 1.0% and 1.1%, respectively.
Income taxes. Income tax expense decreased to $55.9 million, a 110.3% effective tax rate, for the nine months ended September 26, 2021 compared to income tax expense of $57.9 million, a 37.9% effective tax rate, for the nine months ended September 27, 2020. The decrease in income tax expense resulted primarily from a decrease in pre-tax income partially offset by the recognition of a $6.1 million reserve recognized against certain U.K. interest deductions, $3.8 million in adjustments to tax returns and the recognition of deferred tax expense of $32.2 million related to enactment of the U.K. tax rate change to 25% effective April 1, 2023.

Liquidity and Capital Resources
    The following table presents our available sources of liquidity as of September 26, 2021:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$511.1
Borrowing arrangements:
U.S. Credit Facility Revolving Note Payable(a)	800.0	—	761.5
U.S. Credit Facility Term Loans(b)	700.0	506.3	193.7
Mexico Credit Facility(c)	74.8	—	74.8
U.K. and Europe Credit Facilities(d)	136.8	—	136.8
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at September 26, 2021 totaled $38.5 million.
(b)For more information on the U.S. Credit Facility Term Loans, refer to “Note 11. Debt.”
(c)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $74.8 million (MX$1.5 billion).
(d)The U.S. dollar-equivalent of the facility amount under the Europe Credit Facilities is $136.8 million (£100.0 million).
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
In July 2021, one of our Mexican subsidiaries received an observation letter from the Mexican Tax Authority (the “MTA”) asserting a withholding tax liability due in connection with our 2015 acquisition of Provemex Holding LLC and its subsidiaries. Although we do not expect any claims or assessments set forth in the observation letter to result in future cash outlays, we are currently evaluating the claims and assessments as set forth in the observation letter. We responded to the observation letter in August 2021 and are awaiting further response from the MTA.
Historical Flow of Funds

Cash Flows from Operating Activities	Nine Months Ended
	September 26, 2021	September 27, 2020
	(In millions)
Net income (loss)	$(5.2)	$94.7
Net noncash expenses	282.1	285.0
Changes in operating assets and liabilities:
Trade accounts and other receivables	(138.9)	44.6
Inventories	(149.7)	41.3
Prepaid expenses and other current assets	13.7	(29.3)
Accounts payable, accrued expenses and other current liabilities	274.9	93.1
Income taxes	66.4	(30.9)
Long-term pension and other postretirement obligations	(13.5)	(0.8)
Other operating assets and liabilities	(2.4)	10.6
Cash provided by operating activities	$327.4	$508.3
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $282.1 million for the nine months ended September 26, 2021. Net noncash expense items included depreciation and amortization of $274.3 million, loss on early extinguishment of debt of $24.7 million, stock-based compensation of $8.4 million, loan cost amortization of $3.8 million and accretion of discounts related to Senior Notes of $1.1 million. These expense items were partially offset by deferred income tax benefit of $26.4 million, gains on property disposals of $3.6 million and amortization of premiums related to Senior Notes of $0.2 million.
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $285.0 million for the nine months ended September 27, 2020. Net noncash expense items included depreciation and amortization of $248.6 million, deferred income tax expense of $37.7 million, an adjustment to a previously recognized gain on a bargain purchase of $3.7 million, loan cost amortization of $3.6 million, accretion of discounts related to Senior

Notes and a loss in equity-method investments of $0.7 million and $0.3 million, respectively. These expense items were partially offset by gains on property disposals, stock-based compensation and amortization of premiums related to Senior Notes of $8.0 million, $1.3 million and $0.5 million, respectively.
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $138.9 million use of cash related to operating activities for the nine months ended September 26, 2021. This change primarily resulted from an increase in trade accounts receivable due to customer payment timing and increased sales. The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $44.6 million source of cash related to operating activities for the nine months ended September 27, 2020.
The change in inventories represented a $149.7 million use of cash related to operating activities for the nine months ended September 26, 2021. This change resulted primarily from an increase in our raw materials and work-in-process inventories due to increased feed and chick costs. The change in inventories represented a $41.3 million source of cash related to operating activities for the nine months ended September 27, 2020. This change resulted primarily from a decrease in our semi-processed and work-in-process inventories.
The change in prepaid expenses and other current assets represented a $13.7 million source of cash related to operating activities for the nine months ended September 26, 2021. This change resulted primarily from a net increase in commodity derivative assets. The change in prepaid expenses and other current assets represented a $29.3 million use of cash related to operating activities for the nine months ended September 27, 2020. This change resulted primarily from an increase in prepaid inventory in our Mexico reporting segment.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $274.9 million source of cash related to operating activities for the nine months ended September 26, 2021. This change resulted primarily from an accrual for probable losses related to ongoing litigation. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $93.1 million source of cash related to operating activities for the nine months ended September 27, 2020. This change resulted primarily from the timing of receipt of invoicing and payments as well as the accrual of the $110.5 million DOJ antitrust fine.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $66.4 million source of cash related to operating activities for the nine months ended September 26, 2021. The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $30.9 million use of cash related to operating activities for the nine months ended September 27, 2020.

Cash Flows from Investing Activities	Nine Months Ended
	September 26, 2021	September 27, 2020
	(In millions)
Acquisitions of property, plant and equipment	$(280.9)	$(242.6)
Proceeds from property disposals	22.9	21.7
Business acquisition	(953.9)	(4.2)
Cash used in investing activities	$(1,211.9)	$(225.1)
Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the nine months ended September 26, 2021 and September 27, 2020. Proceeds from property disposals were primarily from sales of two processing plants in our U.K. and Europe reportable segment and a broiler farm in our Mexico reportable segment during the nine months ended September 26, 2021. Cash used for the Kerry Meats and Meals Acquisition, less cash acquired, totaled $953.9 million.

Cash Flows from Financing Activities	Nine Months Ended
	September 26, 2021	September 27, 2020
	(In millions)
Proceeds from revolving line of credit and long-term borrowings	$2,951.9	$386.7
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(2,006.0)	(56.8)
Payments on early extinguishment of debt	(21.3)	—
Payments of capitalized loan costs	(22.3)	—
Distribution from Tax Sharing Agreement with JBS USA Food Company Holdings	(0.7)	—
Purchase of common stock under share repurchase program	—	(107.8)
Cash provided by financing activities	$901.6	$222.1
Proceeds from revolving line of credit and long-term borrowings include the sale of $1.0 billion of sustainability-linked senior notes due 2031, the sale of the $900.0 million senior notes due 2032 and $431.3 million from the refinancing of the U.S. Credit Facility with the remaining primarily from borrowings on our revolving loan commitments under our U.S. and Mexico Credit Facilities. The net proceeds of the senior notes due 2031 were used, together with cash on hand, to redeem the senior notes due 2025. This redemption of the senior notes due 2025 of $1.0 billion is the primary driver of the payments on long-term borrowings with the remaining amount primarily from payments on our revolving loan commitments under our U.S. and Mexico Credit Facilities and finance lease obligations. The net proceeds of the senior notes due 2032 were used to finance the Kerry Meats and Meals Acquisition and to pay related fees and expenses. The net proceeds of the U.S. Credit Facility refinancing were used to pay the balance due on the Fourth U.S. Credit Facility and the fees and expenses for the refinancing transaction.
The payment on early extinguishment of debt is the early tender consideration paid as a result of the redemption of the senior notes due 2025, the repayment of the Fourth U.S. Credit Facility with the refinancing and repayments on our revolving loan commitments under our U.S. and Mexico Credit Facilities. The payment of capitalized loan costs were those loan costs incurred as a part of the sale of the senior notes due 2031, the sale of the senior notes due 2032 and the fees and expenses for the refinancing of the U.S. Credit Facility. The Distribution from Tax Sharing Agreement with JBS USA Food Company Holdings is payment of net tax incurred during the tax year 2020 under the tax sharing agreement. During the nine months ended September 27, 2020, 4.1 million shares were repurchased under the share repurchase program. For further information relating to the share repurchase program, refer to “Note 12. Stockholders’ Equity.”
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

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses, (2) transaction costs related to business acquisitions, (3) costs related to the DOJ agreement and litigation settlements, (4) deconsolidation of a subsidiary and (5) net income attributable to noncontrolling interests. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

Nine Months Ended
September 26, 2021
(In thousands)
Net loss	$(5,200)
Add:
Interest expense, net	106,366
Income tax expense	55,931
Depreciation and amortization	274,336
EBITDA	431,433
Add:
Foreign currency transaction losses	9,018
Transaction costs related to business acquisitions	9,318
DOJ agreement and litigation settlements	524,285
Minus:
Deconsolidation of a subsidiary	1,131
Net income attributable to noncontrolling interest	554
Adjusted EBITDA	$972,369

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

	Three Months Ended September 26, 2021
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed purchases(a)	$1,071,132	$107,113
Feed inventory(b)	167,943	16,794
(a)Based on our feed consumption, a 10% increase in the price of our feed purchases would have increased cost of sales for the three months ended September 26, 2021.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of September 26, 2021.
The impact of this fluctuation, if realized, could be mitigated by related commodity hedging activity. However, fluctuations greater than 10% could occur.

	September 26, 2021
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$32,810	$3,281
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of September 26, 2021.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $86.0 million as of September 26, 2021.
Variable-rate debt. Our variable-rate debt instruments represent approximately 15.7% of our total debt as of September 26, 2021. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by an immaterial amount for the three months ended September 26, 2021.

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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of September 26, 2021. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Three Months Ended September 26, 2021
	Impact of 10% Deterioration in Exchange Rate	Impact of 10% Appreciation in Exchange Rate
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(4,723)	$5,772
Exchange rate of Mexican peso to the U.S. dollar:
As reported	20.05	20.05
Hypothetical 10% change	22.06	18.05
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
Net Assets. As of September 26, 2021, our U.K. and Europe subsidiaries that are denominated in British pound had net assets of $2.9 billion. A 10% deterioration in the British pound to U.S. dollar exchange rate would cause a decrease in the net assets of our U.K. and Europe subsidiaries of $262.9 million. A 10% appreciation in the British pound to U.S. dollar exchange rate would cause an increase in the net assets of our U.K. and Europe subsidiaries of $321.4 million.
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
Impact of Inflation
The U.S., Mexico and most of Europe are currently experiencing low to moderate inflation. The U.K. is currently experiencing more pronounced inflation. None of the locations in which we operate are experiencing hyperinflation. Due to this and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation.

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
As of September 26, 2021, the Company’s management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Consistent with guidance issued by the SEC for a recently acquired business, management is excluding the internal control over financial reporting of Kerry Meats and Meals from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 26, 2021. Total assets of Kerry Meats and Meals, which the company acquired on September 24, 2021, included in our Condensed Consolidated Financial Statements as of and for the three months ended September 26, 2021 were $1.1 billion.
Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended September 26, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
For example, we determined on May 30, 2021 that we were the target of an organized cybersecurity attack (the “Cyberattack”) affecting some of the servers supporting our global IT systems. Upon learning of the intrusion, we contacted federal officials and activated our cybersecurity protocols, including voluntarily shutting down all affected systems to isolate the intrusion, limit the potential infection and preserve core systems. Restoring systems critical to production was prioritized. In addition, encrypted backup servers, which were not affected by the Cyberattack, allowed for a return to full operations within two days. We incurred a loss of approximately $10.0 million related to the Cyberattack during the second quarter of 2021, which included an allocation of $2.4 million of the total $11.0 million ransom paid by our parent company.
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
For example, between September 2, 2016 and October 13, 2016, a series of purported class action lawsuits were brought against PPC and 19 other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of federal and state antitrust and unfair competition laws. The complaints sought, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs filed three consolidated amended complaints: one on behalf of direct purchasers and two on behalf of distinct groups of indirect purchasers. In March 2021, PPC paid the direct purchasers $75.0 million, which PPC recognized as an expense during the fourth quarter of fiscal 2020. In June 2021, PPC announced that it had entered into agreements to settle all claims made by the two distinct groups of indirect purchasers. Pursuant to these agreements, PPC agreed to pay the two distinct groups of indirect purchasers an aggregate $120.5 million, which PPC recognized as an expense during the second quarter of fiscal 2021. PPC also recognized expense of $183.9 million for probable losses to opt-out plaintiffs in the broiler chicken antitrust litigation during the second and third quarters of 2021.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company plans to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The Company reserves the right to limit or terminate the repurchase program at any time without notice. As of September 26, 2021, the Company had repurchased 6,105,444 shares under this program for an aggregate cost of $110.9 million and an average price of $18.1707 per share. This program expired on February 16, 2021. Set forth below is information regarding our stock repurchases for the three months ended September 26, 2021.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
June 28, 2021 through July 25, 2021	—	$—	6,105,444	$89,060,082
July 26, 2021 through August 29, 2021	—	—	6,105,444	89,060,082
August 30, 2021 through September 26, 2021	—	—	6,105,444	89,060,082
Total	—	$—	6,105,444	$89,060,082
(a)    Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization.

ITEM 6.    EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A (No. 001-09273) filed on December 27, 2012).

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

4.2
Fifth Amended and Restated Credit Agreement, dated as of August 9, 2021, by and among Pilgrim’s Pride Corporation, certain of its subsidiaries, CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on August 11, 2021).

4.3
Indenture, dated as of September 2, 2021 among the Company, as issuer, Pilgrim's Pride Corporation of West Virginia, Inc., Gold'n Plump Poultry, LLC, Gold'n Plump Farms, LLC and JFC LLC, as Guarantors, and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 2, 2021).

10.1
Share Purchase Agreement, dated as of June 17, 2021, by and among Kerry Group PLC, Pilgrim's Pride Corporation, Onix Investments UK Limited and Arkose Investments ULC (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (No. 001-09273) filed on July 29, 2021).

10.2	Side Letter to the Sale and Purchase Agreement, dated as of September 24, 2021, by and among Kerry Group PLC, Pilgrim's Pride Corporation, Onix Investments UK Limited and Arkose Investments ULC*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or compensation plan arrangement.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: October 27, 2021	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)