Form 10-K
period 2021-12-26
PILGRIMS PRIDE CORP
filed 2022-02-18
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by non-affiliates of the registrant as of June 27, 2021 was $1,096,706,728. The number of shares of the registrant’s Common Stock outstanding as of February 18, 2022 was 243,896,170.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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
Item 1. Business
Company Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken and pork products to retailers, distributors and foodservice operators. JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owns 80.21% of our outstanding common stock.
We market our balanced portfolio of fresh, prepared and value-added meat products to a diverse set of over 55,000 customers across the U.S., the U.K. and Europe, Mexico and in approximately 125 other countries. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors, such as Chick-fil-A® and retail customers, including grocery store chains and wholesale clubs, such as Kroger®, Costco®, Publix® and H-E-B® in the U.S., chain restaurants such as McDonald’s® and grocery store chains such as Tesco and Waitrose in the U.K. and Europe, and grocery store chains such as Wal-Mart® in Mexico.
As a vertically integrated company, we are able to control every phase of the production process, which helps us manage food safety and quality, control margins and improve customer service. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 5,100 growers, 35 feed mills, 48 hatcheries, 43 processing plants, 37 prepared foods cook plants, 30 distribution centers, 10 rendering facilities and four pet food plants, we believe we are well-positioned to supply the growing demand for our products.
On September 24, 2021, the Company acquired 100% of the equity of the specialty meats and ready meals businesses of Kerry Group plc for cash of £695.3 million, or $954.1 million, subject to customary working capital adjustments. The specialty meats and ready meals businesses of Kerry Group plc, which have subsequently changed their name to Pilgrim’s Food Masters (“PFM”), are leading manufacturers of branded and private label meats, meat snacks, food to-go products in the U.K. and the Republic of Ireland and a leading ethnic chilled and frozen ready meals business in the U.K. The acquired operations are included in our U.K. and Europe reportable segment.
On October 15, 2019, the Company acquired 100% of the equity of Tulip Limited and its subsidiaries (together, “Tulip”) from Danish Crown AmbA for £311.3 million, or $393.3 million for cash. Tulip, which has subsequently changed its name to Pilgrim’s Pride Ltd. (“PPL”), is a leading, integrated prepared pork supplier headquartered in Warwick, U.K. This acquisition solidifies Pilgrim’s as a leading European food company, creating one of the largest integrated prepared foods businesses in the U.K. The PPL operations are included in our U.K. and Europe reportable segment.
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year, for example, 2021, applies to our fiscal year and not the calendar year. Fiscal 2021 was a 52-week fiscal year.
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
Products and Markets
Fresh Products Overview. Our fresh products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated, frozen whole chickens, breast fillets, mini breast fillets and prepackaged case-ready chicken, primary pork cuts, added value pork and pork ribs. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens, chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Additionally, we are an important player in the live market in Mexico. In 2021, our fresh product sales accounted for 79.7%, 29.3%, and 87.6% of our total U.S., U.K. and Europe, and Mexico product sales, respectively.
Prepared Products Overview.. Our prepared products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Our prepared products include processed sausages, bacon, slow cooked, smoked meat, gammon joints, ready-to-cook variety of meat products, pre-packed meats, sandwich and deli counter meats, pulled pork balls, meatballs and coated foods. In 2021, our prepared foods products sales accounted for 9.9%, 56.3%, and 7.4% of our total U.S., U.K. and Europe, and Mexico chicken and pork sales, respectively.
Exported Products Overview. Exported products primarily consist of whole chickens and chicken parts sold either refrigerated for distributors in the U.S. or frozen for distribution to export markets and primary pork cuts, hog heads and trotters frozen for distribution to export markets. In 2021, our export product sales accounted for 5.0% and 11.7% of our total U.S. and U.K. and Europe product sales, respectively.
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
Net Sales for Primary Product Lines and Markets
The following table sets forth, for the periods beginning with 2019, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
U.S. reportable segment:
Fresh products	$7,264,448	$6,137,265	$6,214,954
Prepared foods	898,614	714,563	842,365
Export	459,371	306,478	282,791
Other products	491,446	337,711	296,606
Total U.S. reportable segment	9,113,879	7,496,017	7,636,716
U.K. and Europe reportable segment:
Fresh products	1,151,330	1,594,373	1,054,837
Prepared foods	2,214,180	1,237,486	951,718
Export	458,588	297,414	278,215
Other products	109,964	145,019	99,023
Total U.K. and Europe reportable segment	3,934,062	3,274,292	2,383,793
Mexico reportable segment:
Fresh products	1,515,453	1,210,952	1,245,976
Prepared foods	128,208	66,572	95,733
Other products	85,856	44,068	47,001
Total Mexico reportable segment	1,729,517	1,321,592	1,388,710
Total net sales	$14,777,458	$12,091,901	$11,409,219
Raw Materials
Grains. The Company utilizes various raw materials in its operations, including corn, soybean meal and wheat, along with various other ingredients from which the Company produces its own formulated feeds. In 2021, corn, soybean meal and wheat accounted for approximately 52.9%, 41.0% and 6.0% of our feed costs, respectively. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. We attempt to mitigate the impact of price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed-price contracts, broadening our product portfolio and expanding the variety of contracts within our book of business. To also manage this risk, we purchase derivative financial instruments. The Company has long-standing relationships with its sources of grain and other feed ingredients and expects to have an adequate supply for its present needs.
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
Live pigs. The Company’s pork operations maintain a pig production base that makes up approximately 50.0% of the total number of pigs processed by the Company each year. Additionally, the Company’s pork operations procure live pigs for slaughter within a few days of purchase from numerous independent farmers throughout the U.K. Live pigs sourced from independent farmers make up approximately 50.0% of the total number of pigs processed by the Company each year. Although we generally expect adequate supply of live pigs in the U.K., there may be periods of imbalance in supply and demand.
Trademarks
We own registered trademarks which are used in connection with our activity in our business. The trademarks are important to the overall marketing and branding of our products. All major trademarks in our business are registered. In part, our success can be attributed to the existence and continued protection of these trademarks. As long as the Company continues to use its trademarks, they are renewed indefinitely. Some of the more significant owned or licensed trademarks used by the Company or its affiliates are Pilgrim’s®, Just BARE®, Gold’n Pump®, Gold Kist®, County Pride®, Pierce Chicken®, Pilgrim’s® Mexico, County Post®, Savoro, To-Ricos, Del Dia®, Moy Park, O’Kane, Richmond, Fridge Raiders and Denny.
Seasonality

The demand for our chicken products generally is greatest during the spring and summer months and lowest during the winter months. The demand for our pork products generally is higher during the summer and peaks during the winter primarily due to the holiday season.
Key Customers
Our two largest customers accounted for approximately 12.0% and 13.1% of our net sales in 2021 and 2020, respectively. No single customer accounted for ten percent or more of our net sales in either 2021 or 2020.
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
Human Capital Resources
As of December 26, 2021, we employed almost 59,400 persons. Our success is largely dependent on the skills, experience and efforts of our employees. We rely on an adequate number of skilled employees to serve in critical production roles, such as processing workers and operations supervisors. In managing our business, we focus on a number of human capital measures or objectives, which are rooted in our core values and include the following items:
Health and Safety. A core tenet of our Company is the promotion of a safe and healthy working environment. Key examples of our focus and commitment include:
•We engage with our team members through the use of safety committees and other safety initiatives to improve the overall safety of the workplace and advance a safety first culture.

•We train team members on how to identify physical hazards, conduct focused daily, monthly and annual physical hazard assessments at all facilities, ensure that all identified physical hazards are logged and ensure timely remediation.
•Leveraging third party experts, we conduct regular ergonomic assessments, ensure that all identified ergonomic issues are logged and ensure timely remediation.
•We conduct safety audits of all facilities on an annual basis. These audits include auditing the physical state of the plant, policies, safety culture and our occupational health clinics.
•Our efforts have resulted in year-over-year reductions in severe injuries, lost time incident rate and days away restricted or transferred of 13%, 6% and 8%, respectively.
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
•We track our progress in our efforts to promote diversity and inclusion. For example, in 2021, women comprised 41%, 38% and 35% of our total workforce in the U.S., the U.K. and Europe, and Mexico, respectively, and 68% of our total workforce in the U.S. were minorities.
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
•We have extensive leadership training programs, such as our Supervisor Development Program, created to help identify and develop production workers into frontline supervisors, the aforementioned People First Program, designed to equip frontline supervisors with the behavioral and technical skills needed to effectively lead their production teams and our Summit Program, designed to improve the skill set of our senior leadership team. We have found that recognizing our employees’ efforts through training for continued advancement strengthens their performance and helps with our goals to achieve business results. Our employees completed over 350,000 training hours during 2021 and over 330,000 training hours during 2020.
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
•Better Futures. During 2021, we launched Better Futures, the largest privately funded free community college program in rural America, offering free community college to our team members and their dependents. So far, nearly 400 team members or dependents have signed up and nearly 200 have already started their selected academic pathway.
Employee Relations. We respect our team members’ rights of association, including by joining labor unions and collective bargaining. Approximately 45.4% of our workforce are covered by a collective bargaining agreement. For additional information, see “Item 1A. Risk Factors - Our performance depends on favorable labor relations with our employees and our compliance with labor laws. Any deterioration of those relations or increase in labor costs due to our compliance with labor laws could adversely affect our business.”
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
Information about our Executive Officers

Name	Age	Background and Experience	Dates
Fabio Sandri	50	President and Chief Executive Officer	September 2020 to Present
Matthew Galvanoni	49	Chief Financial Officer	March 2021 to Present
Fabio Sandri was named the Chief Executive Officer in September 2020 and previously served as our Chief Financial Officer from June 2011 to March 2021. From April 2010 to June 2011, Mr. Sandri served as the Chief Financial Officer of Estacio Participações, the private post-secondary educational institution in Brazil. From November 2008 until April 2010, he was the Chief Financial Officer of Imbra SA, a provider of dental services based in Sao Paolo, Brazil. Commencing in 2005 through October 2008, he was employed by Braskem S.A., a New York Stock Exchange-listed petrochemical company headquartered in Camaçari, Brazil, first from 2005 to 2007 as its strategy director, then from 2007 until his departure as its corporate controller. He earned his Master of Business Administration degree in 2001 from the Wharton School at the University of Pennsylvania and a degree in electrical engineering in 1993 from Escola Politécnica da Universidade de São Paulo.
Matthew Galvanoni was named the Chief Financial Officer in February 2021, effective March 2021. Prior to his appointment to the Company, Mr. Galvanoni served as Vice President, Finance, of Ingredion Incorporated, a leading global ingredients solution company, since 2016. Mr. Galvanoni joined Ingredion in 2012, serving in the role of Global Corporate Controller and Chief Accounting Officer, where he managed the company’s accounting-related and external financial reporting responsibilities. Mr. Galvanoni started his career at PricewaterhouseCoopers LLP in 1994 and subsequently held several financial leadership positions at Exelon Corporation, where he most recently served as Assistant Corporate Controller. Mr. Galvanoni graduated from the University of Illinois with a Bachelor of Accounting degree and later received a Master of Business Administration degree from the Kellogg School of Management at Northwestern University.
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
We face risks related to outbreaks of public health crises, including epidemics and infectious diseases such as the ongoing COVID-19 pandemic. The continued spread of COVID-19 and the emergence of new variants of the virus across the globe continues to impact economic activity worldwide by causing disruption and volatility in the global capital markets, as well as a sustained economic slowdown. National and local governments in the United States and around the world continue to implement measures to prevent the spread of COVID-19 and its variants, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines, curfews, and recommendations to practice physical distancing. These preventative measures which have restricted and continue to restrict individuals’ daily activities and curtail or cease many businesses’ normal operations. We continue to monitor and work to comply with the COVID-19 guidelines from public health and governmental authorities concerning the prevention and spread of COVID-19 and its variants, as well as the protection of the health and safety of our personnel, including the April 28, 2020 executive order that designated meat and poultry processing plants as critical infrastructure. Implementing these measures, as well as the global economic impact of the COVID-19 pandemic generally, has resulted in the adverse effects to our results of operations, financial condition and liquidity, including reduced activity at our businesses and limited availability and productivity among our workforce and suppliers, as noted below.
The COVID-19 outbreak has had, and a continuing outbreak or future outbreaks are likely to have, numerous adverse effects on our business and operations. As of February 18, 2022, all of our production facilities are operating, although some facilities have reduced production levels and outputs due to increased health and safety measures and current labor shortages experienced throughout both the U.S. and the U.K. There can be no assurance that the health and safety measures we have taken (which include adding temperature and symptom screening stations for employees prior to entering our facilities and increasing physical distancing of our employees) will eradicate the risks associated with working in a critical infrastructure industry, including but not limited to, infection of our employees or the temporary closure of a facility, which could, in turn, have a material adverse impact on our reputation, business, results of operations and financial condition.
We have and may continue to experience decreased production and sales due to the changing demand for food products. COVID-19 and the implementation of restricted living led to a shift in demand from restaurants to retail grocery stores, with consumers eating more at home due to stay-at-home orders during the pandemic. In our U.S. and Mexico businesses, demand for parts and whole-birds (typically bound for restaurants) and prepared foods (distributed, in part, to schools) declined, while our U.K. and European business, which is more retail focused, saw less of an impact. Although we were able to take steps to shift our production and meet the changing demand, we may be unable to effectively implement our plans in the future to adjust our supply of products, which could materially adversely impact our business and results of operations.
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
There have been recent outbreaks of both high- and low-pathogenic strains of avian influenza in the U.S. and the U.K., and in Mexico outbreaks of both high and low-pathogenic strains of avian influenza are a fairly common occurrence. Historically, the outbreaks of low pathogenic strains of avian influenza have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with highly pathogenic strains such as HPAI H5 and H7N3 or highly infectious strains such as H7N9. Even if no further highly pathogenic or highly contagious strains of avian influenza are confirmed in the U.S., the U.K. or Mexico, there can be no assurance that outbreaks of these strains in other countries will not materially adversely affect international demand for poultry produced in our operating countries, and, if any of these strains were to spread to the U.S., the U.K. or Mexico, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.
The outbreak of African swine fever in China during 2018 and 2019 and its subsequent spread across the world has had a significant effect on both the global supply of pork and on pork prices. Given its island status, the U.K. has an element of built-in biosecurity, but there are risks, mainly as a result of human movement of infected meat from the European Union. The National Pig Association and the British Meat Processors Association are pressing the U.K. government to increase the level of communication to travelers of the risks. The Company’s own pig production is geographically dispersed. In the event of an outbreak of African Swine Fever in the U.K., we believe the Company’s risks are limited to infection. However, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.
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
To conduct our operations, we regularly move data across national borders (including data related to business, financial, marketing and regulatory matters) and must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, in 2018, the European Union (the “E.U.”) recently commenced enforcement of the General Data Protection Regulation (the “GDPR”). The GDPR imposes significant additional compliance obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. The GDPR grants enforcement powers to certain E.U. regulators including extra-territorial powers in some cases. These enforcement powers enable regulators to conduct investigations and dawn raids, to issue penalties up to the greater of €20 million or 4% of worldwide turnover for the most serious violations, and to require changes to the way that organizations (including the Company) use personal data. Due to the geographic scope of our operations, the GDPR may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to minimize the risk of non-compliance with applicable privacy laws and regulations. Privacy laws such as the GDPR and similar laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states’ laws and regulations, including where permitted derivations from the GDPR are introduced. Additional laws may be enacted in U.S. states or at the U.S. federal level. Compliance with such existing, proposed and recently enacted laws and regulations can be costly and may necessitate the review and implementation of policies and processes relating to our collection, security, and use of data; any failure to comply with these regulatory standards could subject us to legal and reputational risks including proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
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
Changes in consumer preference and failure to maintain favorable consumer perception of our branded products could negatively impact our U.S. Prepared Foods and Pilgrim’s Food Masters businesses.
Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our branded products. We strive to respond to consumer preferences and expectations, but we may not be successful in our efforts.
We could be adversely affected if consumers lose confidence in quality of certain food products or ingredients. Prolonged negative perceptions certain food products or ingredients could influence consumer preferences and acceptance of some of our products and marketing programs. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our product sales, financial condition and results of operations. Our Pilgrim’s Food Masters business has a number of iconic brands with significant value; while we have recently increased the market share of our Just Bare® and Pilgrim’s® brands in the U.S. market. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences or the products becoming unavailable to consumers.
Media campaigns related to food production; regulatory and customer focus on environmental, social and governance responsibility; and recent increased focus and attention by the U.S. government on market dynamics in the meat processing industry could expose us to additional costs or risks.
Individuals or organizations can use social media platforms to publicize inappropriate or inaccurate stories or perceptions about the food production industry or our company. Such practices could cause damage to the reputations of our company and/or the food production industry in general. This damage could adversely affect our financial results. In addition, regulators, stockholders, customers and other interested parties have focused increasingly on the environmental, social and governance practices of companies. This has led to an increase in regulations and may continue to cause us to be subject to additional regulations in the future. Our customers or other interested parties may also require us to implement certain environmental, social or governance procedures or standards before doing or continuing to do business with us. Also, the U.S. government has increased its focus on market dynamics within the meat industry. The U.S. government has inquired with the meat processing industry on matters such as market pricing to end consumers and market dynamics associated with the relationship between meat processors and the farming community. This increased attention on environmental, social and governance practices could cause us to incur additional compliance costs, divert management attention from operating our business, impair our access to capital among certain investors and subject us to litigation risk for disclosures we make and practices we adopt regarding these issues. This in turn could have a material adverse effect on our business, financial condition and results of operations.
We are increasingly dependent on information technology, and our business and reputation could suffer if we are unable to protect our information technology systems against, or effectively respond to, cyber-attacks, other cyber incidents or security breaches or if our information technology systems are otherwise disrupted.
The proper functioning of our information systems is critical to the successful operation of our business. We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. Although our information systems are protected with robust backup systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to cyber-attacks, natural disasters, power losses, unauthorized access, telecommunication failures, and other problems. In addition, certain software used by us is licensed from, and certain services related to our information systems are provided by, third parties who could choose to discontinue their relationship with us. If critical information systems fail or these systems or related software or services are otherwise unavailable, our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of Company and customer data could be adversely affected. Cyber-attacks and other cyber incidents are occurring more frequently and are constantly evolving in nature and sophistication. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our information technology systems or networks. To date, none of these actual or attempted cyber-attacks has had a material effect on our operations or financial condition. For example, we determined on May 30, 2021 that we were the target of an organized cybersecurity attack (the “Cyberattack”) affecting some of the servers supporting our global IT systems. Upon learning of the intrusion, we contacted federal officials and activated our cybersecurity protocols, including voluntarily shutting down all affected systems to isolate the intrusion, limit the potential infection and preserve core systems. Restoring systems critical to production was prioritized. In addition, the encrypted backup servers, which were not affected by the Cyberattack, allowed for a return to full operations within two days. We incurred a loss of approximately $10.0 million related to the Cyberattack during the second quarter of 2021, which included an allocation of $2.4 million of the total $11.0 million ransom paid by our parent company. Our response, IT systems and encrypted backup servers allowed for a rapid recovery from the Cyberattack. As a result, the loss of food produced was limited to less than one day of production. We continue to cooperate with government officials regarding this incident. We are not aware of any evidence that any customer, supplier, employee or financial data has been compromised or misused as a result of the Cyberattack.
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
For example, between September 2, 2016 and October 13, 2016, a series of purported class action lawsuits were brought against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. In addition, on October 13, 2020, the Company announced that it had entered into a plea agreement with the U.S. Department of Justice (the “DOJ”) pursuant to which it (1) pled guilty to one count of conspiracy in restraint of competition involving sales of broiler chicken products in the U.S. in violation of the Section 1 of the Sherman Antitrust Act, and (2) paid an amended fine of $107.9 million. For additional information on these and other litigation matters, see Part II, Item 8, Notes to Consolidated Financial Statements, “Note 20. Commitments and Contingencies” in this annual report. The consequences of the litigation matters PPC faces are inherently uncertain, and adverse actions, judgments or settlements in some or all of these matters has resulted and may in the future result in materially adverse monetary damages, fines, penalties, or injunctive relief against PPC. Any claims or litigation, even if fully indemnified or insured, could damage PPC’s reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
We may not be able to successfully integrate the operations of companies we acquire or benefit from growth opportunities.
We continue to pursue selective acquisitions of complementary businesses, such as PPL, which we acquired in 2019, and Pilgrim’s Food Masters, which we acquired in 2021. Inherent in any future acquisitions are certain risks such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following such acquisitions. Additional debt or equity capital may be required to complete future acquisitions, and there can be no assurance that we will be able to raise the required capital. These opportunities may expose us to successor liability relating to actions involving any acquired entities, their respective management or contingent liabilities incurred prior to our involvement and will expose us to liabilities associated with ongoing operations, in particular to the extent we are unable to adequately and safely manage such acquired operations. A material liability associated with these types of opportunities, or our failure to successfully integrate any acquired entities into our business, could adversely affect our reputation and have a material adverse effect on us.
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
Our two largest customers accounted for approximately 12.0% of our net sales in 2021. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.
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
Climate change may have a long-term adverse impact on our business and results of operations.

Global average temperatures are gradually increasing due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere, which may contribute to significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities and natural resources, as well as raw materials such as corn, soybean meal and other feed ingredients, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may adversely impact demand for our products due to changes in consumer preferences and result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements could be prohibitively costly and may cause disruptions in, or an increase in the costs associated with, the running of our production facilities. Furthermore, compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations and strategy, which will likely incur substantial time, attention and costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant fines if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. We currently have outstanding Senior Notes that are linked to our achievement of targeted reductions in greenhouse gas emissions intensity by 2026. If we fail to meet these targeted reductions in 2026, the interest rate applied to these Senior Notes will increase. Finally, from time to time we establish and publicly announce goals and commitments to reduce our carbon footprint. If we fail to achieve or improperly report on our progress toward achieving our carbon emissions reduction goals and commitments, the resulting negative publicity could adversely affect consumer preference for our products.
Legal and Regulatory Risk Factors
Regulation, present and future, is a constant factor affecting our business.
Our operations will continue to be subject to or otherwise affected by federal, state and local governmental legislation and regulation, including in the health, safety and environmental areas. Changes in laws or regulations or the application thereof regarding areas such as wage and hour and environmental compliance may lead to government enforcement actions and resulting litigation by private litigants. In addition, unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may also materially affect our business or operations in the future, including potential COVID-19 vaccine mandates.
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
Anti-Corruption
We are subject to a number of anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act (“UKBA”). The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments or improperly providing anything of value to foreign officials, directly or indirectly, for the purpose of obtaining or keeping business and/or other benefits. Some of these laws have legal effect outside the jurisdictions in which they are adopted under certain circumstances. The FCPA also requires maintenance of adequate record-keeping and internal accounting practices to accurately reflect transactions. Under the FCPA, companies operating in the U.S. may be held liable for actions taken by their strategic or local partners or representatives.
The UKBA is broader in scope than the FCPA in that it directly prohibits commercial bribery (i.e. bribing others than government officials) in addition to bribery of government officials and it does not recognize certain exceptions, notably for facilitation payments, that are permitted by the FCPA. The UKBA also has wide jurisdiction. It covers any offense committed in the U.K., but proceedings can also be brought if a person who has a close connection with the U.K. commits the relevant acts or omissions outside the U.K. It defines a person with a close connection to include British citizens, individuals ordinarily resident in the U.K. and bodies incorporated in the U.K. The UKBA also provides that any organization that conducts part of its business in the U.K., even if it is not incorporated in the U.K., can be prosecuted for the corporate offense of failing to prevent bribery by an associated person, even if the bribery took place entirely outside the U.K. and the associated person had no connection with the U.K.
Other jurisdictions in which we operate have adopted similar anti-corruption, anti-bribery and anti-kickback laws to which we are subject. Civil and criminal penalties may be imposed for violations of these laws.
Despite our ongoing efforts to ensure compliance with the FCPA, the UKBA and similar laws, there can be no assurance that our directors, officers, employees, agents, third-party intermediaries and the companies to which we outsource certain of our business operations, have previously complied or will comply with those laws and our anti-corruption policies or that our compliance program will be sufficient to prevent or detect bribery, and we may be ultimately held responsible for any such non-compliance. If we or our directors or officers violate anti-corruption laws or other laws governing the conduct of business with government entities (including local laws), we or our directors or officers may be subject to criminal and civil penalties or other remedial measures, which could harm our reputation and have a material adverse impact on our business, financial condition, results of operations and prospects. Any actual or alleged violations of such laws could also harm our reputation or have an adverse impact on our business, financial condition, results of operations and prospects.
Our operations may be adversely impacted by Brexit.
On January 31, 2020, the U.K. withdrew from the E.U., which is commonly referred to as Brexit. A transition period ended on December 31, 2020, during which the U.K. and the E.U. negotiated the terms of the relationship between the U.K. and the E.U. going forward. Despite the implementation of the E.U.-U.K. Trade and Cooperation Agreement beginning on January 1, 2021, it is still unclear how Brexit will ultimately impact relationships within the U.K. and between the U.K. and other countries on many aspects of fiscal policy, cross-border trade and international relations. The effects of and the perceptions as to the impact from the withdrawal of the U.K. from the E.U. has and may continue to adversely affect business activity and economic and market conditions in the U.K., Europe and globally, and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit could lead to additional political, legal and economic instability in the E.U. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business in the U.K., as well as our financial condition, results of operations and cash flows. It is also unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the E.U. will have and how such withdrawal will affect our customers and our operations in the U.K. and Europe. If the U.K. were to significantly alter its regulations affecting the food industry, we could face significant new costs. Any of the effects of Brexit could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. In addition, Brexit. will result in changes to the interactions that the Company has with regulators, as domestic regulators in the U.K. will no longer participate in the regulatory enforcement structure of the E.U. This may affect relationships that the Company has developed with its regulators to date.
Labor and Employment Risk Factors
Our performance depends on favorable labor relations with our employees and our compliance with labor laws. Any deterioration of those relations or increase in labor costs due to our compliance with labor laws could adversely affect our business.
As of December 26, 2021, we employed approximately 59,400 persons. Approximately 45.4% of our workforce are covered by a collective bargaining agreement. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2021 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
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
We also rely on an adequate supply of skilled employees at our processing and food facilities. Trained and experienced personnel in our industry are in high demand, and we have experienced high turnover and difficulty retaining employees with appropriate training and skills. We cannot predict whether we will be able to attract, motivate and maintain an adequate skilled workforce necessary to operate our existing and future facilities efficiently, or that labor expenses will not increase as a result of a shortage in the supply of skilled personnel, thereby adversely impacting our financial performance. While our industry generally operates with high employee turnover, any material increases in employee turnover rates (including turnover due to any potential government-mandated COVID-19 vaccinations) or any widespread employee dissatisfaction could also have a material adverse effect on our business, financial condition and results of operations.
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
On a consolidated basis, as of December 26, 2021, we had approximately $510.8 million in secured indebtedness, $2.7 billion of unsecured indebtedness and had the ability to borrow approximately $1.2 billion under our credit agreements. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness. The degree to which we are leveraged could have important consequences because (1) it could affect our ability to satisfy our obligations under our credit agreements, (2) a substantial portion of our cash flow from operations is required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes, (3) our ability to obtain additional financing and to fund working capital, capital expenditures and other general corporate requirements in the future may be impaired; (4) we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage, (5) our flexibility in planning for, or reacting to, changes in our business may be limited, (6) it may limit our ability to pursue acquisitions and sell assets and (7) it may make us more vulnerable in the event of a continued or new downturn in our business or the economy in general.
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
In 2017, the U.K.’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Subsequently, on March 5, 2021, the FCA and LIBOR’s administrator, ICE Benchmark Administration, Limited, announced that the publication of the most common tenors (overnight, one-month, three-month, six-month and 12-month U.S. dollar LIBOR) would cease immediately following publication of such interest rates on June 30, 2023, and moreover, that publication of all other currency and tenor variants would cease immediately after December 31, 2021. The FCA and other regulators and have stated that they welcome the LIBOR administrator’s action, and issued supervisory guidance emphasizing that, despite any continued publication of U.S. dollar LIBOR through June 30, 2023, on new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. An extended cessation date for most U.S. dollar LIBOR tenors would mean that many legacy U.S. dollar LIBOR contracts would terminate before related LIBOR rates cease to be published and will allow for more time for existing contracts to mature and provide additional time to continue to prepare for the transition from LIBOR. Although this extension provides some sense of timing, it is unclear whether or not LIBOR will cease to exist at that time, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative

Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. At this time, due to a lack of consensus existing as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. However, if LIBOR ceases to exist, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Additionally, these changes may have an adverse impact on the value of or interest earned on any LIBOR-based marketable securities, loans and derivatives that are included in our financial assets and liabilities.
Impairment in the carrying value of goodwill or other identifiable intangible assets could negatively affect our operating results.
We have a significant amount of goodwill and identifiable intangible assets on our Consolidated Balance Sheets. Under the accounting principles generally accepted in the U.S. (“U.S. GAAP”), goodwill and other identifiable intangible assets with indefinite lives must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our goodwill include changes in the industry in which we operate, particularly the impact of a downturn in the global economy or the economies of geographic regions or countries in which we operate, as well as competition, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
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
Item 1B. Unresolved Staff Comments
    None.

Item 2. Properties
Operating Facilities
    Our main operating facilities are as follows:

	Number of Facilities(a)
	Owned	Leased	Total	Capacity(b)	Unit of Measure	Average Capacity Utilization
Chicken Operations:
Fresh processing facilities	35	1	36	8.8 million	Birds per day	86.6%
Prepared foods facilities	13	2	15	31.9 million	Tons per year	80.0%
Hatcheries	47	1	48	3.3 billion	Eggs per year	82.6%
Other operation facilities(c)	48	2	50	16.9 million	Tons per year	70.2%
Grain elevator	1	—	1	8.6 million	Bushels per year	38.8%
Pork Operations:
Fresh processing facilities	3	—	3	11,133	Pigs per day	82.6%
Prepared foods facilities	10	—	10	250,632	Tons per year	72.3%
Other operation facilities(d)	2	0	2	11,023	Pigs per day	100.0%
Lamb Operations(e):
Fresh processing facilities	1	—	1	121	Lambs per day	100.0%
Prepared foods facilities	1	—	1	9,171	Tons per year	50.1%
Prepared Meals Operations:
Prepared foods facilities	5	4	9	296,990	Tons per year	64.8%
Distribution Centers and Other	11	20	31	N/A		N/A
(a)Substantially all of our U.S. property, plant and equipment is used as collateral for our secured U.S. credit facility. See Part II, Item 8, Notes to Consolidated Financial Statements, “Note 13. Debt.”
(b)Capacity and utilization numbers do not include idled facilities.
(c)Other facilities in the chicken operations includes feed mills, protein conversion and rendering facilities, and pet food facilities in the U.S.
(d)     Other facilities in the pork operations includes company-owned pig farms in the U.K.
(e)    Facilities in Lamb Operations are from the acquisition of Randall Parker Foods and are in the U.K.

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
Holders
The Company estimates that there were approximately 59,300 holders (including individual participants in security position listings) of the Company’s common stock as of February 18, 2022.
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
Performance Graph
The graph below shows a comparison from December 25, 2016 through December 26, 2021 of the cumulative 5-year total stockholder return of holders of the Company’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of three companies: Hormel Foods Corp, Sanderson Farms Inc. and Tyson Foods Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 25, 2016 and tracks it through December 26, 2021.
The graph covers the period from December 25, 2016 to December 26, 2021, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

	12/25/16	06/30/17	12/31/17	06/30/18	12/30/18	06/30/19	12/29/19	06/30/20	12/27/20	06/30/21	12/26/21
PPC	$100.00	$115.25	$163.70	$106.75	$83.40	$136.75	$178.56	$92.13	$106.70	$123.31	$153.17
Russell 2000	100.00	104.99	114.65	123.43	102.02	119.35	128.06	111.44	153.62	180.56	176.39
Peer Group	100.00	100.58	121.12	110.95	103.94	129.40	148.14	122.27	127.62	141.06	153.06
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Overview
We are one of the largest chicken producers in the world, and as a vertically integrated company, we are able to control every phase of the production process, which helps us manage food safety and quality, control margins and improve customer service. This gives us the opportunity to continue to create growth and development opportunities, further increasing our position as a leading domestic and global protein company. With the acquisition of the specialty meats and ready meals operations of Kerry Group plc (“Pilgrim’s Food Masters” or “PFM”), Pilgrim’s Pride Ltd. (“PPL”) and Moy Park in 2021, 2019 and 2017, respectively, we solidified ourselves as a leading European food company while diversifying our product mix with introduction into the pork market and through leading, branded protein products in the U.K. and the Republic of Ireland. With the acquisition of GNP in 2017, we further solidified ourselves as a leading poultry company within the U.S. See “Note 2. Business Acquisitions” of our Consolidated Financial Statements included in this annual report for additional information relating to these acquisitions.
We reported net income attributable to Pilgrim’s Pride Corporation of $31.0 million, or $0.13 per diluted common share, and profit before tax totaling $92.4 million, for 2021. These operating results included gross profit of $1.4 billion and generated $326.5 million of cash from operations. We generated operating margins of 1.4% with operating margins of (0.2)%, 0.0% and 13.2% in our U.S., U.K. and Europe, and Mexico reportable segments, respectively. During 2021, we generated EBITDA and Adjusted EBITDA of $613.0 million and $1.3 billion, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included later in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.
As discussed in “Note 20. Commitments and Contingencies”, we entered into agreements during 2021 to settle all claims made by two consolidated plaintiff classes in the litigation styled In re Broiler Chicken Antitrust Litigation as well as various direct action complaints filed by individual purchaser entities (“DAPs”). The $609.8 million cost of the consolidated settlements, the DAP settlements and probable future DAP settlements are included in Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 26, 2021. In addition, as discussed below under “Hometown Strong Initiative”, we launched an initiative during 2020 to support the communities in which we operate with unexpected challenges, such as the novel coronavirus (“COVID-19”) pandemic, and as a result, we recorded $15.0 million and $1.0 million in donation expense related to this initiative during 2020 and 2021, respectively. Adjusted net income for the year ended December 26, 2021, which excludes items shown in the “Reconciliation of Adjusted Net Income”, was $557.4 million.
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year applies to our fiscal year and not the calendar year. Fiscal 2021 and 2020 were 52-week accounting cycles.
Unsolicited Offer from JBS to Purchase Outstanding Shares of PPC Common Stock
On September 20, 2021, the Company announced that its board of directors had formed a special committee of independent directors (“Special Committee”) to review and evaluate the previously announced unsolicited proposal received on August 12, 2021 from JBS to acquire all of the outstanding shares of common stock of PPC that JBS does not currently own. On February 4, 2022, the Special Committee provided an update to the full board of directors on the status of the discussions with JBS. After thorough review of the proposal from JBS in consultation with its financial and legal advisors, on October 29, 2021, the Special Committee informed JBS that it would not support the JBS proposal unless JBS significantly increased its purchase price. On November 15, 2021, JBS offered to increase its purchase price from $26.50 per share to $28.50 per share. The Special Committee, in consultation with its financial and legal advisors, determined that the revised proposal from JBS does not appropriately value the shares of PPC owned by shareholders other than JBS, and again informed JBS that the Special Committee would not support the JBS proposal unless JBS significantly increased its purchase price. On January 12, 2022, JBS informed the Special Committee that it is continuing to evaluate the Special Committee’s response to the JBS proposal and is considering whether to further revise the terms of its proposal. On February 17, 2022, JBS withdrew its proposal to acquire all of the outstanding shares of common stock of PPC not owned by JBS or its subsidiaries.
Pilgrim’s Food Masters Acquisition
On September 24, 2021, the Company acquired 100% of the equity of the specialty meats and ready meals businesses of Kerry Group plc for £695.3 million, or $954.1 million, subject to customary working capital adjustments. The acquisition was funded with the Company's recent senior notes offering and borrowings under the credit facility. The operations have since been renamed to Pilgrim’s Food Masters.

The specialty meats business is a leading manufacturer of branded and private label meats, meat snacks and food-to-go products in the U.K. and the Republic of Ireland. The ready meals business is a leading ethnic chilled and frozen ready meals business in the U.K. The combined businesses produced over £725 million in annual sales during the year ended December 31, 2020 and have more than 4,000 team members.
The results of operations of the acquired business since September 24, 2021 are included in the Company’s Consolidated Statements of Income. Net sales and net income generated by the acquired business during 2021 totaled $293.6 million and $2.3 million, respectively.
The acquisition solidifies Pilgrim's as a leading European food company. The acquired operations are included in the Company's U.K. and Europe reportable segment.
U.K. Economic Conditions
During the second half of 2021, we experienced significant challenges in the U.K. economic environment. We were confronted with severe labor shortages as European Union workers returned to their home countries following Brexit, affecting our ability to process, pack and transport products. In addition, we also faced significant cost pressure from feed ingredients - specifically oils and micronutrients - and increased costs for utilities, logistics, chemicals, labor and packaging. Our U.K. pork operations also had to overcome low hog prices resulting from an oversupply in Europe. Although chicken and pork sales were stable or at increased levels, these sales were generated at significantly reduced margins.
We have responded to these challenges by opening negotiations with customers to recoup extraordinary costs we have experienced. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.
Impact of COVID-19
The extensive impact of the pandemic caused by COVID-19 has resulted and will likely continue to result in disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties and other jurisdictions imposed various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations and extended closures of businesses.
As the global spread of the virus began to accelerate late in March 2020, we began to experience adverse impacts to our business and financial results. The impact of the COVID-19 pandemic included disruptions in supply chain, an increase in both broiler and chick costs and an increase in payroll and benefits costs. As the various mitigation efforts implemented across the globe began to take effect, the impact of the COVID-19 pandemic on our financial results generally decreased because of increased demand for our products at retail grocery stores and quick service restaurants and our ability to meet this demand through our transitioned business operations, as further discussed below. In 2021, we experienced intermittent impacts as noted above associated with the COVID-19 pandemic. We believe that we will continue to experience intermittent disruptions to our business due to the COVID-19 pandemic into 2022.
The impact of COVID-19 and measures to prevent its spread have affected and continue to affect our business in a number of ways.
•Our workforce. Employee health and safety is our priority. As an essential business in a critical infrastructure industry, we continue to produce chicken and pork products, while coordinating with and implementing guidance from the U.S. Centers for Disease Control and Prevention, the National Institute of Occupational Safety and Health, and local and regional Departments of Health in an effort to keep our employees safe and healthy. Measures we implemented during the height of the pandemic include, but are not limited to: increasing physical distancing of our employees, where possible, by staggering start and shift breaks, placing on-site tents to create more space for employees at break and at meal times, and installing physical barriers to distance employees while working on production lines; adding temperature and symptom screening stations for employees prior to entering our facilities; increasing personal hygiene practices and providing our employees additional personal protective equipment and sanitation stations; and increasing sanitation of our facilities. In the U.S., we provided appreciation bonuses to eligible employees in April and May of 2020 and expanded certain sick leave policies to provide more flexibility. In addition, we implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely. Finally, as COVID-19 vaccinations became more readily available in the first quarter of 2021, we strongly encouraged our employees to become vaccinated through sponsored vaccination clinics at our facilities and monetary bonuses to our employees once they completed the recommended vaccination regimen. We have continued to support our employees and their family members to be vaccinated against COVID-19.

•Our operations. All of our production facilities continued to operate, although some facilities reduced production levels and outputs due to increased health and safety measures, employee absenteeism, and as a consequence of the decline in demand by restaurants and other foodservice businesses. To date, we have not experienced a material impact from a plant closure and our facilities have largely been exempt from government closure orders.
•Demand for our products. In early 2021, COVID-19 continued to affect demand for our products. In our U.S. and Mexico businesses, demand for parts and whole-birds (typically bound for restaurants) and prepared foods (distributed, in part, to schools) declined, while our U.K. and Europe business, which is more retail focused, has generally seen less of an impact. In an effort to counter the adverse effects of COVID-19, we have transitioned, where commercially reasonable and possible to do so, our business operations to be in the best position to supply COVID-19 market demands. Those efforts included transferring live supply to case ready, shifting production form and mix from foodservice to retail, increasing capacity utilization of retail packaging equipment, and analyzing export positions. However, as global vaccination levels increased and governmental restrictions eased, we noted the trend towards pre-pandemic levels of demand at retail grocery stores and restaurants.
•Liquidity. Our liquidity position is strong and we took additional measures in 2020 to increase liquidity to prepare for the challenging environment.
•Foreign currency exchange rates and commodity prices. During the year ended December 26, 2021, we experienced increased volatility in foreign currency exchange rates and commodity prices, in part related to the uncertainty from COVID-19, as well as actions taken by governments and central banks in response to COVID-19.
•CARES Act. On March 27, 2020, the U.S. government enacted the CARES Act, which included modifications to the limitation on business interest expense and net operating loss provisions, and provided a payment delay of employer payroll taxes during 2020 after the date of enactment. We delayed the payment of $52 million in employer payroll taxes otherwise due in 2020. The first 50% was paid on December 31, 2021 and the remaining 50% is due and payable by December 31, 2022.
Raw Materials
Our profitability is materially affected by the commodity prices of feed ingredients and chicken. Our U.S. and Mexico reportable segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe reportable segment uses wheat, soybean meal and barley as the main ingredients for feed production.
During 2021, chicken prices were higher than average for most of the year. The jumbo cutout entered the first quarter slightly above the five-year average before increasing to new five-year highs and remained above the historical range through the end of the year. During the first quarter of 2021, chicken production paced at a level below that of the first quarter of 2020 as fewer egg sets and reduced hatchability rates contributed to fewer chickens processed. The year-over-year decline in production was paired with robust demand for chicken at retail, as well as the continued improvement of foodservice demand for chicken. As a result, chicken supply did not pace with improved demand, resulting in continued cold storage stock draw downs and increased market prices. From the second quarter of 2021 through the year ended December 26, 2021, broiler production posted year-over-year gains from both increased headcounts and average liveweights. Sustained demand for retail chicken products and the continued improvements in foodservice demand pressured available supplies despite the production gains. As a result, chicken prices remained well supported throughout the year, even displayed counter-seasonal increases in mid-third quarter and late fourth quarter, leading to new five-year highs.
While chicken prices have remained well supported in 2021, pricing throughout 2022 will be influenced by the development of both retail and foodservice demand in light of factors such as consumer and governmental responses to the spread of COVID-19 variants, uncertainty surrounding the general economy and protein supply due to labor availability and chicken hatchability.
Sustainability
We believe sustainability involves continuously improving social responsibility, economic viability and environmental stewardship. We are committed to helping society meet the global challenge of feeding a growing population in a responsible matter.
Environmental Stewardship. We were the first major meat and poultry company in the world to set a net zero greenhouse gas emissions target by 2040, demonstrating our leadership and dedication to improving the efficiency of our operations and supporting producers to reduce our environmental footprint. In support of this initiative, in April 2021, we issued $1.0 billion of sustainability-linked bonds, which require us to reduce our global greenhouse gas emissions intensity by 30% by 2030. We are ahead of our targeted reductions as we close out 2021.
Social Responsibility. Safety of our team members is a condition at Pilgrim’s. The health of our workforce was our top priority throughout the COVID-19 pandemic, and we implemented hundreds of safety measures within our facilities, constantly evolving our operations as needed. To support the communities where our team members live and work, we invested more than $20 million in local projects focused on alleviating food insecurity, strengthening long-term community infrastructure and well-being and aiding COVID-19 emergency response and relief efforts through our Hometown Strong initiative. Finally, ensuring the well-being of animals under our care is an uncompromising commitment at Pilgrims. We continually strive to improve our welfare efforts through the use of new technologies and the implementation of standards that meet and exceed regulatory requirements and industry guidelines.
Hometown Strong Initiative
The Hometown Strong initiative was developed in order to help the communities in which we operate respond to the unexpected challenges on society, such as the COVID-19 pandemic. We believe the Hometown Strong initiative will provide consequential investment projects for a lasting impact on these communities and help them prepare for unanticipated challenges and build for the future. We recognized $15.0 million and $1.0 million of donations expense related to this initiative during 2020 and 2021, respectively.
Potential Impact of Tariffs, Labor Shortages and Freight Costs
We continue to monitor recent trade and tariff activity and its potential impact to exports and inputs costs across our reportable segments. Currently, we are experiencing impacts to domestic and export prices of chicken resulting from uncertainty in trade policies, increased tariffs, labor shortages and increased freight costs. With the implementation of the EU-U.K Trade and Cooperation Agreement, there is uncertainty regarding the processing of imports and administration costs that will follow. This could lead to potential new tariffs and regulations from both the European Union and the U.K. We are unable to give any assurance as to the scope, duration, or impact of any changes in trade policies or tariffs, how successful any mitigation efforts will be, or the extent to which mitigation will be necessary, and accordingly, changes in trade policies and increased tariffs could have a material adverse effect on our business and results of operations. Also, continued congestion at ports and other transportation challenges could adversely affect our U.S. export business.
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
Results of Operations
2021 Compared to 2020
Net sales. Net sales for 2021 increased $2.7 billion, or 22.2%, from $12.1 billion generated in 2020 to $14.8 billion generated in 2021. The following table provides additional information regarding net sales:

		Change from 2020
Sources of net sales	2021	Amount	Percent
	(In thousands, except percent data)
U.S.	$9,113,879	$1,617,862	21.6%
U.K. and Europe	3,934,062	659,770	20.2%
Mexico	1,729,517	407,925	30.9%
Total net sales	$14,777,458	$2,685,557	22.2%
U.S. Reportable Segment. U.S. net sales generated in 2021 increased $1.6 billion, or 21.6%, from U.S. net sales generated in 2020 primarily because of an increase in net sales per pound, contributing $1.7 billion, or 22.1 percentage points, to the increase in net sales. Unit sales prices have increased in the fourth quarter of 2021 as we attempted to recover the increased costs, primarily for feed ingredients, energy, transportation and packaging materials, that we have incurred in growing and processing chicken. This increase in net sales per pound was partially offset by $40.2 million, or 0.5 percentage points, due to a decrease in sales volume.

U.K. and Europe Reportable Segment. U.K. and Europe sales generated in 2021 increased $659.8 million, or 20.2%, from U.K. and Europe sales generated in 2020, primarily because of the recently acquired PFM operations, as well as an increase in net sales by our existing U.K. and Europe operations. The impact of the acquired business contributed $293.6 million, or 9.0 percentage points, to the increase in net sales. The increase in our existing U.K. and Europe operations was driven by an increase due to the favorable impact of foreign currency translation, an increase in sales volume and an increase in net sales per pound, contributing $248.8 million, or 7.6 percentage points, $111.7 million, or 3.4 percentage points, and $5.7 million, or 0.2 percentage points, respectively, to the increase in net sales. The increase in sales volume was primarily driven by increased sales in foodservice. The increase in net sales per pound was primarily driven by increased feed costs.
Mexico Reportable Segment. Mexico sales generated in 2021 increased $407.9 million, or 30.9%, from Mexico sales generated in 2020 primarily because of an increase in net sales per pound and the favorable impact of foreign currency remeasurement, partially offset by a decrease in sales volume. The increase in net sales per pound and the impact of the favorable impact of foreign currency remeasurement contributed $337.3 million, or 25.6 percentage points, and $99.3 million, or 7.5 percentage points, to the increase in net sales. Partially offsetting these increases in net sales by $28.7 million, or 2.2 percentage points, was a decrease in sales volume.
Gross profit. Gross profit increased by $527.6 million, or 62.9%, from $0.8 billion generated in 2020 to $1.4 billion generated in 2021. The following tables provide gross profit information:

		Change from 2020		Percent of Net Sales
Components of gross profit	2021	Amount	Percent	2021	2020
	(In thousands, except percent data)
Net sales	$14,777,458	$2,685,557	22.2%	100.0%	100.0%
Cost of sales	13,411,631	2,157,926	19.2%	90.8%	93.1%
Gross profit	$1,365,827	$527,631	62.9%	9.2%	6.9%

Sources of gross profit	2021	Change from 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$925,920	$425,455	85.0%
U.K. and Europe	164,224	(54,103)	(24.8)%
Mexico	275,629	156,698	131.8%
Elimination	54	(419)	(88.6)%
Total gross profit	$1,365,827	$527,631	62.9%

Sources of cost of sales	2021	Change from 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$8,187,959	$1,192,407	17.0%
U.K. and Europe	3,769,838	713,873	23.4%
Mexico	1,453,888	251,227	20.9%
Elimination(a)	(54)	419	(88.6)%
Total cost of sales	$13,411,631	$2,157,926	19.2%
(a)Our Consolidated Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations in 2021 increased $1.2 billion, or 17.0%, from cost of sales incurred by our U.S. operations in 2020. Cost of sales increased primarily because of increased cost per pound sold of $1.2 billion, or 17.5 percentage points, partially offset by a decrease in sales volume of $37.5 million, or 0.5 percentage points. Included in the increase in cost per pound sold and increased sales volume was an $870.2 million increase in live input costs, a $158.7 million increase in prepared foods purchases, a $90.5 million increase in payroll costs, a $45.0 million increase in outside service costs primarily from increased outside processing labor, a $24.8 million increase in depreciation charges and an $18.9 million increase in freight charges. Included in the $870.2 million increase in live input costs were a $746.5 million increase in feed costs, $73.5 million increase in chick costs, and a $35.0 million increase in contract grower costs. Other factors affecting U.S. cost of sales were individually immaterial.

U.K. and Europe Reportable Segment. Cost of sales incurred by the U.K. and Europe operations during 2021 increased $713.9 million, or 23.4%, from cost of sales incurred by the U.K. and Europe operations during 2020 primarily because of costs incurred by the acquired PFM operations and from increases in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales related to the existing U.K. and Europe operations increased due to an increase in sales volume, an increase in cost per pound sold and the unfavorable impact of foreign currency translation and the impact of the acquired businesses of $323.5 million, or 10.6 percentage points, $100.5 million, or 3.3 percentage points, and $289.9 million, or 9.5 percentage points, respectively. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by the Mexico operations during 2021 increased $251.2 million, or 20.9%, from cost of sales incurred by the Mexico operations during 2020 primarily because of an increase in cost per pound sold and the unfavorable impact of foreign currency remeasurement of $193.8 million, or 16.2 percentage points, and $83.5 million, or 6.9 percentage points, respectively. Partially offsetting these increases in cost of sales was a decrease of $26.1 million, or 2.2 percentage points in sales volume. Other factors affecting cost of sales were individually immaterial.
Operating income. Operating income decreased $34.3 million, or 14.0%, from $245.5 million generated for 2020 to $211.2 million generated for 2021. The following tables provide operating income information:

		Change from 2020		Percent of Net Sales
Components of operating income	2021	Amount	Percent	2021	2020
	(In thousands, except percent data)
Gross profit	$1,365,827	$527,631	62.9%	9.2%	6.9%
SG&A expenses	1,148,861	556,251	93.9%	7.8%	4.9%
Restructuring activities	5,802	5,679	4,617.1%	—%	—%
Operating income	$211,164	$(34,299)	(14.0)%	1.4%	2.0%

		Change from 2020
Sources of operating income	2021	Amount	Percent
	(In thousands, except percent data)
U.S.	$(17,036)	$(86,413)	(124.6)%
U.K. and Europe	(627)	(103,361)	(100.6)%
Mexico	228,773	155,894	213.9%
Elimination	54	(419)	(88.6)%
Total operating income	$211,164	$(34,299)	(14.0)%

Sources of SG&A expenses	2021	Change from 2020
		Amount	Percent
	(In thousands, except percent data)
U.S.	$942,956	$511,868	118.7%
U.K. and Europe	159,049	43,579	37.7%
Mexico	46,856	804	1.7%
Total SG&A expense	$1,148,861	$556,251	93.9%
U.S. Reportable Segment. Selling, general and administrative (“SG&A”) expense incurred by the U.S. operations during 2021 increased $511.9 million, or 118.7%, from SG&A expense incurred by the U.S. operations during 2020 primarily from an increase of $470.7 million in litigation settlements and a $24.0 million increase in professional fees mainly due to increased legal representation services. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by the U.K. and Europe operations during 2021 increased $43.6 million, or 37.7%, from SG&A expense incurred by the U.K. and Europe operations during 2020 primarily because of expenses incurred by the acquired PFM operations and an increase in SG&A expense incurred from our existing U.K. and Europe operations. The increase in SG&A expense in our existing U.K. and Europe was mainly due to transactions costs related to the acquisition of PFM and an increase in contract labor services. Other factors affecting SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by the Mexico operations during 2021 increased $0.8 million, or 1.7%, from SG&A expense incurred by the Mexico operations during 2020. Factors affecting SG&A expense were individually immaterial.

Interest expense. Consolidated interest expense increased 15.6% to $145.8 million in 2021 from $126.1 million in 2020, primarily from a loss on early extinguishment of debt recognized as a component of interest expense of $24.7 million. As a percent of net sales, interest expense in 2021 and 2020 was 1.0% and 1.0%, respectively.
Income taxes. Our consolidated income tax expense in 2021 was $61.1 million, compared to income tax expense of $66.8 million in 2020. The decrease in income tax expense in 2021 resulted from a decrease in pre-tax income during 2021, partially offset by the recognition of a $6.5 million reserve recognized against certain U.K. interest deductions and the recognition of deferred tax expense of $32.0 million related to the enactment of the U.K. tax rate changed to 25% effective April 1, 2023.
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
Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. The following table presents our available sources of liquidity as of December 26, 2021:

Sources of Liquidity(a)	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$450.1
Borrowing arrangements:
U.S. Credit Facility(a)
Revolving credit	800.0	36.1	763.9
Term loan	700.0	506.3	193.7
Mexico Credit Facility(b)	72.8	—	72.8
U.K. and Europe Credit Facilities(c)	134.1	—	134.1
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at December 26, 2021 totaled $36.1 million.
(b)As of December 26, 2021, the U.S. dollar-equivalent of the amount available under the Mexican Credit Facility was $72.8 million ($1.5 billion Mexican pesos).
(c)As of December 26, 2021, the U.S. dollar-equivalent of the amount available under the U.K. and Europe Credit Facilities are $134.1 million (£100.0 million).
On February 8, 2022, we borrowed the remaining $193.7 million of the delayed draw commitment on the term loan under the U.S. Credit Facility.
In July 2021, one of our Mexican subsidiaries received an observation letter from the Mexican Tax Authority (the “MTA”) asserting a withholding tax liability due in connection with our 2015 acquisition of Provemex Holding LLC and its subsidiaries. Although we do not expect any claims or assessments set forth in the observation letter to result in future cash outlays, we are currently evaluating the claims and assessments as set forth in the observation letter. We responded to the observation letter in August 2021 and in November 2021, we received notice that the MTA ratified their assertions contained in the observation letter without acknowledging our arguments. The MTA now has six months to issue a formal assessment, at which time we plan to file an administrative appeal against any formal assessment received.

	Year Ended
Cash Flows from Operating Activities	December 26, 2021	December 27, 2020
	(In millions)
Net income	$31.3	$95.1
Net noncash expenses	335.8	369.7
Changes in operating assets and liabilities:
Trade accounts and other receivables	(259.4)	29.1
Inventories	(177.9)	26.0
Prepaid expenses and other current assets	(53.8)	(50.3)
Accounts payable and accrued expenses	359.6	295.3
Income taxes	115.2	(39.4)
Long-term pension and other postretirement obligations	(18.5)	(7.9)
Other operating assets and liabilities	(5.8)	6.6
Cash provided by operating activities	$326.5	$724.2
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $335.8 million for the year ended December 26, 2021. Net noncash expense items included $380.8 million of depreciation and amortization, a $24.7 million loss on early extinguishment of debt, $11.7 million of stock-based compensation expense and loan cost amortization of $5.1 million. Partially offsetting the net noncash expenses was $86.4 million of deferred income tax benefit and a $1.5 million gain on property disposals. Other items affecting net noncash expenses were individually immaterial.
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
Changes in Operating Assets and Liabilities
Accounts payable and accrued expenses, including accounts payable to related parties, represented a $359.6 million source of cash in 2021. This change resulted primarily from the timing of payments as well as increased prices for feed and grain, transportation costs and packaging materials. Accounts payable and accrued expenses, including accounts payable to related parties, represented a $295.3 million source of cash in 2020. This change resulted primarily from the accrual of the $110.5 million DOJ agreement, the accrual of the $75.0 million Direct Purchaser Plaintiff Class settlement and the timing of payments.
The change in inventories represented a $177.9 million use of cash in 2021. The change in cash resulted from an increase in our raw materials and work-in-process inventory. The change in inventories represented a $26.0 million source of cash in 2020. The change in cash resulted from a decrease in our finished products inventory.
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $259.4 million use of cash in 2021. The change in cash is primarily due to the timing of customer payments. The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $29.1 million use of cash in 2020. The change in cash is primarily due to the timing of customer payments and receipt of insurance claims.
The change in prepaid expenses and other current assets represented a $53.8 million use of cash in 2021. This change resulted primarily from a net increase in value-added tax receivables and prepaid property insurance. The change in prepaid expenses and other current assets represented a $50.3 million use of cash in 2020. This change resulted primarily from a net increase in both commodity derivatives and value-added tax receivables.
The change in income taxes, which includes income taxes receivables, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions and the tax components within accumulated other comprehensive loss, represented a $115.2 million source of cash in 2021. This change resulted primarily from the timing of estimated tax payments. The change in income taxes, which includes income taxes receivables, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions and the tax components within accumulated other comprehensive loss, represented a $39.4 million use of cash in 2020. This change resulted primarily from the timing of estimated tax payments.

	Year Ended
Cash Flows from Investing Activities	December 26, 2021	December 27, 2020
	(In millions)
Purchase of acquired businesses, net of cash acquired	$(966.8)	$(4.2)
Acquisitions of property, plant and equipment	(381.7)	(354.8)
Proceeds from property disposals	24.7	32.0
Cash used in investing activities	$(1,323.7)	$(327.0)
Purchase of acquired businesses represents cash used to acquire Pilgrim’s Food Masters (formerly Kerry Consumer Foods’ Meats and Ready Meals businesses) and Randall Parker Foods which totaled $966.8 million. Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the years ended December 26, 2021 and December 27, 2020.

	Year Ended
Cash Flows from Financing Activities	December 26, 2021	December 27, 2020
	(In millions)
Payments on revolving line of credit and long-term borrowings	$(2,006.2)	$(431.0)
Proceeds from revolving line of credit and long-term borrowings	2,951.7	404.5
Payment of capitalized loan costs	(22.3)	—
Payment on early extinguishment of debt	(21.3)	—
Distribution of equity under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim's Pride Corporation	(0.7)	—
Purchase of common stock under share repurchase program	—	(110.2)
Cash used in financing activities	$901.3	$(136.7)

Proceeds from revolving line of credit and long-term borrowings and payments on revolving line of credit and long-term borrowings are mainly due to borrowings and payments on our U.S. Credit Facility and Mexico Credit Facility. The payment on early extinguishment of debt is primarily due to the early tender consideration paid as a result of the redemption of the senior notes due 2025. The payment of capitalized loan costs were those loan costs incurred as a part of the sale of the senior notes due 2031, the sale of the senior notes due 2032 and the refinancing of the U.S. Credit Facility. Shares repurchased under the share repurchase program during the year ended December 27, 2020 totaled 6.3 million. For further information on the share repurchase program, refer to Part II, Item 8, Notes to Consolidated Financial Statements, “Note 14. Stockholders’ Equity.”
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
Capital Expenditures
We anticipate spending between $400 million and $425 million on the acquisition of property, plant and equipment in 2022. Capital expenditures will primarily be incurred to improve efficiencies and reduce costs. We expect to fund these capital expenditures with cash flow from operations and proceeds from the revolving lines of credit under our various debt facilities.
Contractual Obligations
In addition to our debt commitments at December 26, 2021, we had other commitments and contractual obligations that require us to make specified payments in the future. The following table summarizes the total amounts due as of December 26, 2021 under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$3,256,254	$18,988	$50,625	$436,641	$2,750,000
Interest(c)	1,061,771	130,536	260,050	256,747	414,438
Finance leases	4,925	1,064	1,965	1,117	779
Operating leases	390,663	102,390	136,018	81,025	71,230
Derivative liabilities	31,866	31,866	—	—	—
Purchase obligations(d)	563,428	539,985	4,951	4,091	14,401
Total	$5,308,907	$824,829	$453,609	$779,621	$3,250,848
(a)The total amount of unrecognized tax benefits at December 26, 2021 was $20.2 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.
(b)Long-term debt is presented at face value and excludes $36.1 million in letters of credit outstanding related to normal business transactions.
(c)Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of December 26, 2021.
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
Inventories. Live chicken and pig inventories are stated at the lower of cost or net realizable value and breeder hen, breeder sow and boar inventories at the lower of cost, less accumulated amortization, or net realizable value. The costs associated with breeder hen inventories are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. The costs associated with breeder sow inventories are accumulated up to the production stage and amortized on a straight-line basis over their productive lives to the estimated residual cull value. The costs associated with finished poultry products, finished pork products, feed, eggs and other inventories are stated at the lower of cost (average) or net realizable value. Inventory typically transfers from one stage of production to another at a standard cost, where it accumulates additional cost directly incurred with the production of inventory, including overhead. The standard cost at which each type of inventory transfers is set by management to reflect the actual costs incurred in the prior steps. We monitor and adjust standard costs throughout the year to ensure that standard costs reasonably reflect the actual average cost of the inventory produced.
We allocate meat costs between our various finished chicken products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. We allocate meat costs between our various finished pork products based on a by-product costing technique that allocates the cost of the whole pig into the primal cuts by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes legs, shoulders, bellies, offal and fifth quarter parts, which are carried in inventory at the estimated recoverable amounts, with the remaining amount being reflected as our loin meat cost.
For our prepared foods inventories, raw materials and packaging materials are valued at the lower of weighted average cost and net realizable value, work in progress is valued at the latest production cost (raw materials, packaging), finished goods are valued at the lower of the latest actual monthly production cost (raw materials, packaging and direct labor) and attributable overheads and net realizable value, and engineering spares and consumables are valued at cost with an appropriate provision for obsolete engineering spares consistent with historical practice.

Generally, we perform an evaluation of whether any lower of cost or market adjustments are required at the country level based on a number of factors, including: (1) pools of related inventory, (2) product continuation or discontinuation, (3) estimated market selling prices and (4) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.We also record valuation adjustments, when necessary, for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products.
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
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine if an indication of impairment exists for a reporting unit. If management determines there is an indication that the carrying amount of reporting unit goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of goodwill impairment in any of its reporting units as of December 26, 2021. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine if an indication of impairment exists. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, and quantitative analysis is performed. Management performed a qualitative analysis noting no indications of impairment for any of its indefinite-lived intangible assets as of December 26, 2021.
Identifiable intangible assets with definite lives, such as customer relationships, non-compete agreements and trade names that we expect to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from three to 20 years for non-compete agreements and trade names and three to 16 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the year ended December 26, 2021 and year ended December 27, 2020.
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
Business Combination Accounting. We allocate the consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the consideration over the amount allocated to the assets and liabilities, if any, is recorded to goodwill. We use all available information to estimate fair values. We use various models to determine the value of assets acquired and liabilities assumed such as net realizable value to value inventory, cost method and market approach to value property, relief-from-royalty and multi-period excess earnings to value intangibles and discounted cash flow to value goodwill. We typically engage third-party valuation specialists to assist in the fair value determination of tangible long-lived assets and intangible assets other than goodwill. The fair value of acquired inventories is typically determined by extending physical counts of the inventories taken at or near the acquisition date to market pricing in effect for such inventories at or near the acquisition date. The carrying values of acquired receivables and accounts payable have historically approximated their fair values as of the business combination date. As necessary, we may engage third-party specialists to assist in the estimation of fair value for certain liabilities. We adjust the preliminary acquisition accounting, as necessary, typically up to one year after the acquisition closing date for those items that existed at the acquisition date and were provisionally accounted for at that time, as we obtain more information regarding asset valuations and liabilities assumed.
Our acquisition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including changes in assumptions regarding industry economic factors and business strategies. If actual results are materially different than the assumptions used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings. See Part II. Item 8. Notes to Consolidated Financial Statements, “2. Business Acquisitions” in this annual report for the acquisition-related information associated with significant acquisitions completed in the last three fiscal years.
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction loss (gain), (2) transaction costs related to business acquisitions, (3) expenses recognized for the DOJ agreement and litigation settlements, (4) restructuring activities loss (gain), (5) Hometown Strong initiative expenses, (6) consumption of the Pilgrim's Food Masters (“PFM”) inventory fair value step-up increment, (7) gain recognized on our bargain purchase of PPL, (8) income recognized on a shareholder litigation settlement with JBS, (9) gain recognized on deconsolidation of a subsidiary and (10) net income attributable to noncontrolling interest. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

(Unaudited)	Year Ended
	December 26, 2021	December 27, 2020
	(In thousands)
Net income	$31,268	$95,070
Add:
Interest expense, net	139,736	118,813
Income tax expense	61,122	66,755
Depreciation and amortization	380,824	337,104
EBITDA	612,950	617,742
Add:
Foreign currency transaction loss (gain)	(9,382)	760
Transaction costs related to acquisitions	18,858	134
Expenses related to the DOJ agreement and litigation settlements	656,225	185,524
Restructuring activities loss	5,802	123
Hometown Strong commitment expenses	1,000	15,000
Consumption of Pilgrim's Food Masters inventory fair value step-up increment	4,974	—
Minus:
Negative adjustment to the gain recognized on the bargain purchase of PPL	—	(3,746)
Income recognized from shareholder litigation settlement with JBS	—	34,643
Gain recognized on deconsolidation of subsidiary	1,131	—
Net income attributable to noncontrolling interest	268	313
Adjusted EBITDA	$1,289,028	$788,073

Reconciliation of Adjusted Net Income
(Unaudited)

	Year Ended
	December 26, 2021	December 27, 2020
	(In thousands, except per share data)
Net income attributable to Pilgrim's	$31,000	$94,757
Adjustments:
Foreign currency transaction loss (gain)	(9,382)	760
Restructuring activities loss	5,802	123
Transaction costs related to acquisitions	18,858	134
Expenses related to DOJ agreement and litigation settlements	656,225	185,524
Hometown Strong commitment expenses	1,000	15,000
Consumption of Pilgrim's Food Masters inventory fair value step-up increment	4,974	—
Loss on early extinguishment of debt recognized as a component of interest expense	24,654	—
Negative adjustment to the gain recognized on the bargain purchase of PPL	—	3,746
Income recognized from shareholder litigation settlement with JBS	—	(34,643)
Gain recognized on deconsolidation of subsidiary	(1,131)	—
Net tax impact of adjustments(a)	(174,619)	(14,976)
Adjusted net income attributable to Pilgrim's	$557,381	$250,425
Weighted average diluted shares of common stock outstanding	244,129	246,124
Adjusted net income attributable to Pilgrim's per common diluted share	$2.28	$1.02
(a) Net tax impact of adjustments represents the tax impact of all adjustments shown above with the exclusion of the DOJ agreement as this item is non-deductible for tax purposes.

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

	Year Ended December 26, 2021
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed purchases(a)	$1,012,071	$101,207
Feed inventory(b)	190,161	19,016
(a)Based on our feed consumption, a 10% increase in the price of our feed purchases will increase cost of sales for the year ended December 26, 2021.
(b)A 10% increase in ending feed ingredient prices will increase inventories as of December 26, 2021.

	December 26, 2021
	Amount	Impact of 10% Increase to the Fair Value of Commodity Derivative Assets
	(In thousands)
Commodity derivative assets(a)	$8,678	$868
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of December 26, 2021.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $90.7 million as of December 26, 2021.
Variable-rate debt. Our variable-rate debt instruments represent approximately 15.9% of our total debt as of December 26, 2021. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by an immaterial amount for the year ended December 26, 2021.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of December 26, 2021. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Year Ended December 26, 2021
	Impact of 10% Deterioration in Exchange Rate(a)	Impact of 10% Appreciation in Exchange Rate(b)
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(2,948)	$3,603
Exchange rate of Mexican pesos to the U.S. dollar:
As reported	20.61	20.61
Hypothetical 10% change	22.67	18.55
(a)Based on the net monetary asset position of our Mexican subsidiaries, a 10% weakening in the exchange rate of Mexican pesos to U.S. dollar will result in recognition of foreign currency remeasurement loss for the year ended December 26, 2021.
(b)Based on the net monetary asset position of our Mexican subsidiaries, a 10% strengthening in the exchange rate of Mexican pesos to U.S. dollar will result in recognition of foreign currency remeasurement gain for the year ended December 26, 2021.

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
Net assets. As of December 26, 2021, our U.K. and Europe subsidiaries that are denominated in British pound had net assets of $2.9 billion. A 10% weakening in U.S. dollar against the British pound exchange rate would cause a decrease in the net assets of our U.K. and Europe subsidiaries by $266.6 million. A 10% strengthening in U.S. dollar against the British pound exchange rate would cause an increase in the net assets of our U.K. and Europe subsidiaries by $325.9 million.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries (the Company) as of December 26, 2021 and December 27, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 26, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2021 based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control Integrated Framework (2013).
The Company acquired Pilgrim's Food Masters during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 26, 2021, Pilgrim's Food Masters’ internal control over financial reporting associated with total assets of $1.3 billion and total revenues of $293.6 million included in the consolidated financial statements of the Company as of and for the fiscal year ended December 26, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Pilgrim's Food Masters.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Acquisition-date fair value of certain acquired intangible assets
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company acquired the Specialty Meats and Ready Meals businesses of Kerry Group plc, collectively known as Pilgrim’s Food Masters, on September 24, 2021, which included customer relationships and trade names intangibles. The acquisition-date fair values of the customer relationships and trade names intangibles were $250.9 million and $164.3 million, respectively, and were based on preliminary estimates which may change as additional information is obtained during the measurement period.
We identified the evaluation of the acquisition-date fair values of customer relationships and trade names intangibles in this acquisition as a critical audit matter. A high degree of subjective auditor judgment was involved in evaluating certain assumptions used to estimate the fair values of these intangibles. These assumptions included forecasted revenue growth rates, forecasted margins, discount rates, and royalty rates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s preliminary fair value measurement process, including controls related to the development of the assumptions described above. We evaluated the forecasted revenue growth rates and forecasted margins assumptions by comparing them to historical results of the acquired businesses and other comparable companies, considering current industry, macroeconomic, and market conditions. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating (1) the discount rates, which included comparing the Company’s discount rates to our independently developed discount rates using publicly available data for comparable entities, and (2) the royalty rates by assessing the royalty transactions used by management’s valuation specialist and considering a profit split analysis and qualitative factors.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Denver, Colorado
February 18, 2022

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 26, 2021	December 27, 2020
	(In thousands, except share and par value data)
Cash and cash equivalents	$427,661	$547,624
Restricted cash and cash equivalents	22,460	782
Trade accounts and other receivables, less allowance for credit losses	1,013,437	741,992
Accounts receivable from related parties	1,345	1,084
Inventories	1,575,658	1,358,793
Income taxes receivable	27,828	69,397
Prepaid expenses and other current assets	237,565	183,039
Total current assets	3,305,954	2,902,711
Deferred tax assets	5,314	5,471
Other long-lived assets	32,410	24,780
Operating lease assets, net	351,226	288,886
Identified intangible assets, net	963,243	589,913
Goodwill	1,337,252	1,005,245
Property, plant and equipment, net	2,917,806	2,657,491
Total assets	$8,913,205	$7,474,497

Accounts payable	$1,378,077	$1,028,710
Accounts payable to related parties	22,317	9,650
Revenue contract liabilities	22,321	65,918
Accrued expenses and other current liabilities	859,885	807,847
Income taxes payable	81,977	—
Current maturities of long-term debt	26,246	25,455
Total current liabilities	2,390,823	1,937,580
Noncurrent operating lease liabilities, less current maturities	271,366	217,432
Long-term debt, less current maturities	3,191,161	2,255,546
Deferred tax liabilities	369,185	339,831
Other long-term liabilities	101,736	148,761
Total liabilities	6,324,271	4,899,150

Common stock, $.01 par value, 800,000,000 shares authorized; 261,348,030 and 261,184,998 shares issued at year-end 2021 and year-end 2020, respectively; 243,675,522 and 243,512,490 shares outstanding at year-end 2021 and year-end 2020, respectively	2,614	2,612
Treasury stock, at cost, 17,672,508 shares at both year-end 2021 and year-end 2020	(345,134)	(345,134)
Additional paid-in capital	1,964,028	1,954,334
Retained earnings	1,003,569	972,569
Accumulated other comprehensive loss	(47,997)	(20,620)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,577,080	2,563,761
Noncontrolling interest	11,854	11,586
Total stockholders’ equity	2,588,934	2,575,347
Total liabilities and stockholders’ equity	$8,913,205	$7,474,497

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands, except per share data)
Net sales	$14,777,458	$12,091,901	$11,409,219
Cost of sales	13,411,631	11,253,705	10,338,825
Gross profit	1,365,827	838,196	1,070,394
Selling, general and administrative expense	1,148,861	592,610	379,910
Restructuring activities	5,802	123	(84)
Operating income	211,164	245,463	690,568
Interest expense, net of capitalized interest	145,792	126,118	132,630
Interest income	(6,056)	(7,305)	(14,277)
Foreign currency transaction (gains) losses	(9,382)	760	6,917
Gain on bargain purchase	—	3,746	(56,880)
Miscellaneous, net	(11,580)	(39,681)	4,633
Income before income taxes	92,390	161,825	617,545
Income tax expense	61,122	66,755	161,009
Net income	31,268	95,070	456,536
Less: Net income attributable to noncontrolling interest	268	313	612
Net income attributable to Pilgrim’s Pride Corporation	$31,000	$94,757	$455,924

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	243,652	245,944	249,401
Effect of dilutive common stock equivalents	477	180	308
Diluted	244,129	246,124	249,709

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.13	$0.39	$1.83
Diluted	$0.13	$0.39	$1.83
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	Year Ended December 26, 2021	Year Ended December 27, 2020	Year Ended December 29, 2019
	(In thousands)
Net income	$31,268	$95,070	$456,536
Other comprehensive income:
Foreign currency translation adjustment
Gains (losses) arising during the period	(55,541)	83,890	54,662
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	398	3,719	(2,106)
Income tax effect	22	160	—
Reclassification to net earnings for losses (gains) realized	(1,437)	(2,664)	383
Income tax effect	(157)	—	—
Available-for-sale securities
Gains arising during the period	—	73	510
Income tax effect	—	(18)	(124)
Reclassification to net earnings for gains realized	—	(73)	(619)
Income tax effect	—	18	151
Defined benefit plans
Gains (losses) realized during the period	35,122	(38,845)	(2,161)
Income tax effect	(7,524)	7,121	1,016
Reclassification to net earnings of losses realized	2,278	1,502	1,313
Income tax effect	(538)	(374)	(320)
Total other comprehensive income (loss), net of tax	(27,377)	54,509	52,705
Comprehensive income	3,891	149,579	509,241
Less: Comprehensive income attributable to noncontrolling interests	268	313	612
Comprehensive income attributable to Pilgrim's Pride Corporation	$3,623	$149,266	$508,629
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 30, 2018	260,396	$2,604	(11,431)	$(231,994)	$1,945,136	$421,888	$(127,834)	$9,785	$2,019,585
Comprehensive income:
Net income	—	—	—	—	—	455,924	—	612	456,536
Other comprehensive income, net of tax benefit of $723	—	—	—	—	—	—	52,705	—	52,705
Stock-based compensation plans:
Common stock issued under compensation plans	723	7	—	—	(7)	—	—	—	—
Requisite service period recognition	—	—	—	—	10,132	—	—	—	10,132
Common stock purchased under share repurchase program	—	—	(116)	(2,898)	—	—	—	—	(2,898)
Balance at December 29, 2019	261,119	$2,611	(11,547)	$(234,892)	$1,955,261	$877,812	$(75,129)	$10,397	$2,536,060
Comprehensive income:
Net income	—	—	—	—	—	94,757	—	313	95,070
Other comprehensive income, net of tax benefit of $6,907	—	—	—	—	—	—	54,509	—	54,509
Capital distribution under Tax Sharing Agreement between JBS USA Holdings and Pilgrim's Pride Corporation (the “TSA”)	—	—	—	—	(650)	—	—	—	(650)
Stock-based compensation plans:
Common stock issued under compensation plans	66	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	(276)	—	—	—	(276)
Common stock purchased under share repurchase program	—	—	(6,126)	(110,242)	—	—	—	—	(110,242)
Dissolution of subsidiary	—	—	—	—	—	—	—	876	876
Balance at December 27, 2020	261,185	$2,612	(17,673)	$(345,134)	$1,954,334	$972,569	$(20,620)	$11,586	$2,575,347
Comprehensive income:
Net income	—	—	—	—	—	31,000	—	268	31,268
Other comprehensive loss, net of tax expense of $8,197	—	—	—	—	—	—	(27,377)	—	(27,377)
Capital distribution under TSA	—	—	—	—	(1,961)	—	—	—	(1,961)
Stock-based compensation plans:
Common stock issued under compensation plans	162	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	11,657	—	—	—	11,657
Balance at December 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,964,028	$1,003,569	$(47,997)	$11,854	$2,588,934
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
Cash flows from operating activities:
Net income	$31,268	$95,070	$456,536
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	380,824	337,104	287,230
Deferred income tax expense (benefit)	(86,391)	37,337	42,478
Loss on early extinguishment of debt recognized as a component of interest expense	24,654	—	—
Stock-based compensation activity	11,655	(276)	10,132
Loan cost amortization	5,095	4,848	4,821
Accretion of bond discount	1,533	982	982
Gain on property disposals	(1,476)	(13,766)	(10,896)
Amortization of bond premium	(167)	(668)	(668)
Loss (gain) on equity method investments	(16)	291	(63)
Gain on bargain purchase	—	3,746	(56,880)
Noncash loss on subsidiary dissolution	—	115	—
Foreign currency transaction losses (gains) related to borrowing arrangements	—	—	(4,970)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(259,377)	29,154	(25,000)
Inventories	(177,864)	26,041	(111,748)
Prepaid expenses and other current assets	(53,797)	(50,347)	(15,490)
Accounts payable and accrued expenses	359,589	295,327	119,892
Income taxes	115,216	(39,436)	(26,378)
Long-term pension and other postretirement obligations	(18,461)	(7,883)	(9,221)
Other operating assets and liabilities	(5,826)	6,608	5,764
Cash provided by operating activities	326,459	724,247	666,521
Cash flows from investing activities:
Purchase of acquired businesses, net of cash acquired	(966,766)	(4,216)	(384,694)
Acquisitions of property, plant and equipment	(381,671)	(354,762)	(348,120)
Proceeds from property disposals	24,724	31,976	15,753
Cash used in investing activities	(1,323,713)	(327,002)	(717,061)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	2,951,707	404,522	259,466
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(2,006,195)	(430,988)	(289,917)
Payment of capitalized loan costs	(22,293)	—	(652)
Payment on early extinguishment of debt	(21,258)	—	—
Distribution of capital under the TSA	(650)	—	(525)
Purchase of common stock under stock repurchase program	—	(110,242)	(2,898)
Cash provided by (used in) financing activities	901,311	(136,708)	(34,526)
Effect of exchange rate changes on cash and cash equivalents	(2,342)	7,292	4,065
Increase (decrease) in cash and cash equivalents	(98,285)	267,829	(81,001)
Cash and cash equivalents, beginning of year	548,406	280,577	361,578
Cash and cash equivalents, end of year	$450,121	$548,406	$280,577
Supplemental Disclosure Information:
Interest paid (net of amount capitalized)	$119,328	$130,641	$130,882
Income taxes paid	20,863	51,710	125,856
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 125 countries. Pilgrim’s fresh products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meat balls. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland.
Consolidated Financial Statements
The Company operates on the basis of a 52/53-week fiscal .year ending on the Sunday falling on or before December 31. Any reference we make to a particular year in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year.
On September 24, 2021, the Company acquired 100.0% of the equity of the specialty meats and ready meals businesses of Kerry Group plc, collectively known as Pilgrim’s Food Masters (“PFM”), for cash of £695.3 million, or $954.1 million, subject to customary working capital adjustments. The acquired operations are included in the Company’s U.K. and Europe reportable segment. For the periods subsequent to September 24, 2021, the Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, including PFM. We eliminate all significant affiliate accounts and transactions upon consolidation.
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) using management’s best estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. Significant estimates made by the Company include the allowance for credit losses, reserves related to inventory obsolescence or valuation, useful lives of long-lived assets, goodwill, valuation of deferred tax assets, insurance accruals, valuation of pension and other postretirement benefits obligations, income tax accruals, certain derivative positions and valuations of acquired businesses.
The functional currency of the Company’s U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and the Republic of Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company’s operations in France, the Netherlands and the Republic of Ireland is the euro. For foreign currency-denominated entities other than the Company’s Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. For the Company’s Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records are reflected in Foreign currency transaction losses (gains) in the Consolidated Statements of Income.
The Company or its subsidiaries may use derivatives for the purpose of mitigating exposure to changes in foreign currency exchange rates. Foreign currency transaction gains or losses are reported in the Consolidated Statements of Income.
Revenue Recognition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company evaluates the transaction for distinct performance obligations, which are the sale of its products to customers. Since its products are commodity market-priced, the sales price is representative of the observable, standalone selling price. Each performance obligation is recognized based upon a pattern of recognition that reflects the transfer of control to the customer at a point in time, which is upon destination (customer location or port of destination), and depicts the transfer of control and recognition of revenue. There are instances of customer pick-up at the Company’s facilities, in which case control transfers to the customer at that point and the Company recognizes revenue. The Company’s performance obligations are typically fulfilled within days to weeks of the acceptance of the order.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative (“SG&A”) expense and totaled $32.4 million, $20.2 million and $26.5 million for 2021, 2020 and 2019, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $5.1 million, $5.4 million and $5.1 million for 2021, 2020 and 2019, respectively.
Cash and Cash Equivalents
The Company considers highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. The majority of the Company’s disbursement bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are classified as accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statements of Cash Flows.
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 26, 2021	December 27, 2020
	(In thousands)
Cash and cash equivalents	$427,661	$547,624
Restricted cash	22,460	782
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$450,121	$548,406
Investments
The Company’s current investments are all highly liquid investments with an original maturity of three months or less when acquired and are, therefore, considered cash equivalents. The Company’s current investments are comprised of fixed income securities, primarily commercial paper and a money market fund. These investments are classified as available-for-sale. These securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive loss. Investments in fixed income securities with remaining maturities of less than one year and those identified by management at the time of purchase for funding operations in less than one year are classified as current assets. Investments in fixed income securities with remaining maturities in excess of one year that management has not identified at the time of purchase for funding operations in less than one year are classified as long-term assets. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company determines the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss into earnings using the specific identification method. Purchases and sales are recorded on a settlement date basis.
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
Accounts Receivable
The Company records accounts receivable when revenue is recognized. We record an allowance for credit losses, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for credit losses are based on historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of our customers’ financial condition. We write off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.
Inventories
Live chicken and pig inventories are stated at the lower of cost or net realizable value and breeder hen, breeder sow and boar inventories are stated at the lower of cost, less accumulated amortization, or net realizable value. The costs associated with breeder hen inventories are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. The costs associated with breeder sow inventories are accumulated up to the production stage and amortized on a straight-line basis over their productive lives to the estimated residual cull value. Finished poultry products, finished pork products, feed, eggs and other inventories are stated at the lower of cost (average) or net realizable value. Inventory typically transfers from one stage of production to another at a standard cost, where it accumulates additional cost directly incurred with the production of inventory, including overhead. The standard cost at which each type of inventory transfers is set by management to reflect the actual costs incurred in the prior steps. We monitor and adjust standard costs throughout the year to ensure that standard costs reasonably reflect the actual average cost of the inventory produced.
The Company allocates meat costs between its various finished chicken products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as its breast meat cost. The Company allocates meat costs between its various

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
finished pork products based on a by-product costing technique that allocates the cost of the whole pig into the primal cuts by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes legs, shoulders, bellies, offal and fifth quarter parts, which are carried in inventory at the estimated recoverable amounts, with the remaining amount being reflected as our loin meat cost.
The Company values its other prepared foods products, raw materials and packaging materials at the lower of weighted average cost and net realizable value. Work in progress is valued at the latest production cost (raw materials, packaging), finished goods are valued at the lower of the latest actual monthly production cost (raw materials, packaging and direct labor) and attributable overheads and net realizable value, and engineering spares and consumables are valued at cost with an appropriate provision for obsolete engineering spares consistent with historical practice.
Generally, the Company performs an evaluation of whether any lower of cost or market adjustments are required at the country level based on a number of factors, including: (1) pools of related inventory, (2) product continuation or discontinuation, (3) estimated market selling prices and (4) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required. The Company also records valuation adjustments, when necessary, for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine if an indication of impairment exists for a reporting unit. If management determines there is an indication that the carrying amount of reporting unit goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of goodwill impairment in any of its reporting units as of December 26, 2021. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine if an indication of impairment exists. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting no indications of impairment for any of its indefinite-lived intangible assets as of December 26, 2021.
Identifiable intangible assets with definite lives, such as customer relationships, non-compete agreements and trade names that the Company expects to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from three to 20 years for non-compete agreements and trade names and three to 18 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the years ended December 26, 2021 and December 27, 2020.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company deems its earnings from Mexico, Puerto Rico, the U.K., the Republic of Ireland, France, the Netherlands, Luxembourg and Malta as of December 26, 2021 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company has generally applied the NPNS exception to its forward physical grain purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Consolidated Financial Statements at December 26, 2021 and December 27, 2020.
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
Business Combination Accounting
Pilgrim’s allocates the consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the consideration over the amount allocated to the assets and liabilities, if any, is recorded to goodwill. The Company uses all available information to estimate fair values. Pilgrim’s uses various models to determine the value of assets acquired and liabilities assumed such as net realizable value to value inventory, cost method and market approach to value property, relief-from-royalty and multi-period excess earnings to value intangibles and discounted cash flow to value goodwill. The Company typically engages third-party valuation specialists to assist in the fair value determination of tangible long-lived assets and intangible assets other than goodwill. The fair value of acquired inventories is determined by extending physical counts of the inventories taken at or near the acquisition date to market pricing in effect for such inventories at or near the acquisition date. The carrying values of acquired receivables and accounts payable have historically approximated their fair values as of the business combination date. As necessary, Pilgrim’s may engage third-party specialists to assist in the estimation of fair value for certain liabilities. The Company adjusts the preliminary acquisition accounting, as necessary,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
typically up to one year after the acquisition closing date for those items that existed at the acquisition date and were provisionally accounted for at that time, as it obtains more information regarding asset valuations and liabilities assumed.
The Company’s acquisition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of the Company’s fair value estimates, including changes in assumptions regarding industry economic factors and business strategies. If actual results are materially different than the assumptions used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on the Company’s net earnings.
See “Note 2. Business Acquisitions” to the Consolidated Financial Statements for the acquisition-related information associated with significant acquisitions completed in the last three fiscal years.
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
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, new accounting guidance to improve the effectiveness of disclosures related to defined benefit plans by eliminating certain required disclosures, clarifying existing disclosures, and adding new disclosures. Changes include removing disclosures related to the amounts in accumulated other comprehensive loss expected to be recognized in the next fiscal year, adding narrative disclosure of the reasons for significant gains and losses related to changes in the defined benefit obligation, and clarifying the disclosures required for plans with projected and accumulated benefit obligations in excess of plan assets. The adoption of this guidance did not have a material impact on our financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements Not Yet Adopted as of December 26, 2021
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the application of current GAAP to existing contracts, hedging relationships and other transactions affected by reference rate reform. The new guidance will ease the transition to new reference rates by allowing entities to update contracts and hedging relationships without applying many of the contract modification requirements specific to those contracts. The provisions of the new guidance will be effective beginning March 12, 2020, extending through December 31, 2022 with the option to apply the guidance at any point during that time period. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides further clarification on the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. Once an entity elects an expedient or exception it must be applied to all eligible contracts or transactions. We currently have hedging transactions and debt agreements that reference LIBOR and will apply the new guidance as these contracts are modified to reference other rates.
2.    BUSINESS ACQUISITIONS
Pilgrim’s Food Masters
On September 24, 2021, the Company acquired 100.0% of the equity of the specialty meats and ready meals businesses of Kerry Group plc, collectively known as Pilgrim’s Food Masters (“PFM”), for cash of £695.3 million, or $954.1 million, subject to customary working capital adjustments. The acquisition was funded with the Company’s recent senior notes offering and borrowings under the credit facility. The acquisition solidifies Pilgrim’s as a leading European food company. The specialty meats business is a leading manufacturer of branded and private label meats, meat snacks and food-to-go products in the U.K. and the Republic of Ireland. The ready meals business is a leading ethnic chilled and frozen ready meals business in the U.K. The acquired operations are included in the Company’s U.K. and Europe reportable segment.
Transaction costs incurred in conjunction with the acquisition were approximately $18.4 million for the year ended December 26, 2021. These costs were expensed as incurred and are reflected within Selling, general and administrative expense in the Company’s Consolidated Statements of Income.
The results of operations of the acquired business since September 24, 2021 are included in the Company’s Consolidated Statements of Income. Net sales and net income generated by the acquired business during 2021 totaled $293.6 million and $2.3 million, respectively.
The assets acquired and liabilities assumed in the acquisition were measured at their estimated fair values as of September 24, 2021 as set forth below. The excess of the purchase price over the preliminary fair value of the identified net assets was recorded as goodwill in the Company’s U.K. and Europe reportable segment. The factors contributing to the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition as well as the assembled workforce. Benefits include (1) complementary product offerings, (2) an enhanced footprint in the U.K. and the Republic of Ireland and (3) an enhanced position in the fast-growing plant-based protein, direct-to-consumer and hot food-to-go markets. The goodwill is not expected to be tax deductible for tax purposes. The initial accounting for this business combination is incomplete for certain intangible assets and property, plant and equipment as additional information is necessary to conclude on assumptions used to establish the estimated fair values. The amounts recognized in these financial statements for this business combination thus have been determined only provisionally. We are currently completing fair value assessments with the assistance of third-party valuation specialists. Any adjustments identified in the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively. The cumulative effect of these adjustments will be recorded in the period of change.
The preliminary fair values recorded for the assets acquired and liabilities assumed for the acquisition are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preliminary
Cash and cash equivalents	$113
Trade accounts and other receivables	7,387
Inventories	60,341
Prepaid expenses and other current assets	1,727
Operating lease assets	14,648
Property, plant and equipment	247,133
Identified intangible assets	415,157
Other assets	335
Total assets acquired	746,841

Accounts payable	4,615
Other current liabilities	407
Operating lease liabilities	18,996
Deferred tax liabilities	114,701
Other long-term liabilities	2,612
Total liabilities assumed	141,331
Identified net assets	605,510
Goodwill	348,550
Total consideration transferred	$954,060
The provisional valuation of identified intangible assets of $415.2 million consisted of: 1) trade names with indefinite lives of $214.0 million; 2) trade names of $36.8 million with useful lives ranging from 15 years to 20 years; and 3) customer and distributor relationships of $164.3 million with useful lives ranging from 15 years to 18 years.
The following unaudited pro forma information presents the combined financial results for the Company and PFM as if the acquisition had been completed at the beginning of 2020:

	2021	2020
	(In thousands, except per share amounts)
Net sales	$15,442,724	$13,023,345
Net income (loss) attributable to Pilgrim's Pride Corporation	19,519	104,607
Net income (loss) attributable to Pilgrim's Pride Corporation per common share - diluted	$0.08	$0.43
The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company’s results of operations would have been had it completed the acquisition on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods. Pro forma adjustments include depreciation on the provisional values of acquired property, plant and equipment, amortization on the provisional values of acquired intangible assets, interest expense on debt issued to finance the acquisition, acquisition-related costs incurred by Pilgrim’s and its subsidiaries and the related income tax effect of these adjustments. Pro forma adjustments exclude cost savings from any synergies resulting from the acquisition.
Randall Parker Foods Limited
On November 12, 2021, the Company acquired 100.0% of the equity of Randall Parker Foods Limited and its subsidiaries (together “RPF”) from several sellers for £10.0 million, or $13.4 million. The acquisition was funded with cash on hand. Transaction costs were immaterial, these costs were expensed as incurred and are reflected within Selling, general and administrative expense in the Company’s Consolidated Statements of Income. The acquired operations include lamb processing and retail packaging operations and will connect the Company’s existing lamb supply chain, bringing its farmers and customers closer together. The RPF operations are included in the Company’s U.K. and Europe reportable segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the assets acquired and liabilities assumed are preliminary and we are currently completing our fair value assessment with the assistance of third-party valuation specialists. Any adjustments identified in the measurement period, which will not exceed one year from the acquisition date, will be accounting for prospectively.
Tulip Limited
On October 15, 2019, the Company acquired 100.0% of the equity of Tulip Limited and its subsidiaries (together “Tulip”) from Danish Crown AmbA for £311.3 million, or $393.3 million. The acquisition was funded with cash on hand. Tulip, which has subsequently changed its name to Pilgrim’s Pride Ltd. (“PPL”), is a leading, integrated prepared pork supplier headquartered in Warwick, U.K. The acquisition solidifies Pilgrim’s as a leading European food company, creating one of the largest integrated prepared foods businesses in the U.K. The PPL operations are included in the Company’s U.K. and Europe reportable segment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
FAMPAT/Plan Pro
On April 1, 2020, Avícola Pilgrim’s Pride de Mexico S.A. de C.V. acquired 100% of the equity of FAMPAT S.A. de C.V. and Plan Pro Restaurantes S.A. de C.V. (together, “FAMPAT/Plan Pro”) for an aggregate purchase price of 70.4 million Mexican pesos, or $3.0 million. The acquisition was funded with cash on hand. Transaction costs were immaterial; these costs were expensed as incurred and are reflected within Selling, general and administrative expense in the Company’s Consolidated Statements of Income. The acquired operations produce value-added products such as taquitos, enchiladas and pizza, bringing additional breadth and diversity to the Company’s product portfolio. The results of operations and financial position of FAMPAT/Plan Pro have been included in the consolidated results of operations and financial position of the Company from the date of acquisition. The FAMPAT/Plan Pro operations are included in the Company’s Mexico reportable segment.
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

Disaggregated Revenue
Revenue has been disaggregated into the following categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 26, 2021
	Fresh	Prepared	Export	Other	Total
	(In thousands)
U.S.	$7,264,448	$898,614	$459,371	$491,446	$9,113,879
U.K. and Europe	1,151,330	2,214,180	458,588	109,964	3,934,062
Mexico	1,515,453	128,208	—	85,856	1,729,517
Total net sales	9,931,231	3,241,002	917,959	687,266	14,777,458

	Year Ended December 27, 2020
	Fresh	Prepared	Export	Other	Total
	(In thousands)
U.S.	$6,137,264	$714,563	$306,478	$337,712	$7,496,017
U.K. and Europe	1,594,373	1,237,486	297,414	145,019	3,274,292
Mexico	1,210,952	66,572	—	44,068	1,321,592
Total	8,942,589	2,018,621	603,892	526,799	12,091,901
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
Changes in the revenue contract liability balances for the years ended December 26, 2021 and December 27, 2020 were as follows:

	December 26, 2021	December 27, 2020
	(In thousands)
Balance, beginning of year	$65,918	$41,770
Revenue recognized	(60,764)	(32,816)
Cash received, excluding amounts recognized as revenue during the period	17,167	56,964
Balance, end of year	$22,321	$65,918
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
The Company’s leases have remaining lease terms of less than one year to 14 years, some of which may include options to extend the lease for up to ten years and some of which may include options to terminate the lease within one year. The exercise of options to extend lease terms is at the Company’s sole discretion. Certain leases also include options to purchase the leased property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	For the Year Ended
	December 26, 2021	December 27, 2020
Operating lease cost(a)	$93,024	$90,887
Amortization of finance lease assets	745	436
Interest on finance leases	128	99
Short-term lease cost	63,588	64,410
Variable lease cost	4,490	3,839
Net lease cost	$161,975	$159,671
(a)Sublease income is immaterial and not included in operating lease costs.
The weighted-average remaining lease term and discount rate for lease liabilities included in our Consolidated Balance Sheets are as follows:

	December 26, 2021	December 27, 2020
Weighted-average remaining lease term (years):
Operating leases	6.07	5.44
Finance leases	5.32	3.69
Weighted-average discount rate:
Operating leases	3.92%	4.53%
Finance leases	3.32%	5.08%
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended
	December 26, 2021	December 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$77,113	$91,254
Operating cash flows - finance leases	124	99
Financing cash flows - finance leases	76	486

Operating lease assets obtained in exchange for operating lease liabilities	$144,028	$60,776
Finance lease assets obtained in exchange for finance lease liabilities	3,527	—
Future minimum lease payments under noncancelable leases as of December 26, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
For the fiscal years ending December:
2022	$102,390	$1,064
2023	75,822	1,057
2024	60,196	908
2025	46,991	563
2026	34,034	554
Thereafter	71,230	779
Total future minimum lease payments	390,663	4,925
Less: imputed interest	(36,350)	(377)
Present value of lease liabilities	$354,313	$4,548

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease liabilities are included in our Consolidated Balance Sheets as follows (in thousands):

	December 26, 2021		December 27, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Accrued expenses and other current liabilities	$82,947	$—	$71,592	$—
Current maturities of long-term debt	—	930	—	420
Noncurrent operating lease liability, less current maturities	271,366	—	217,432	—
Long-term debt, less current maturities	—	3,618	—	1,244
Total lease liabilities	$354,313	$4,548	$289,024	$1,664
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
The Company has operations in Mexico, the U.K., France, the Netherlands and the Republic of Ireland. Therefore, it has exposure to translational foreign exchange risk when the financial results of those operations are remeasured in U.S. dollars. The Company has purchased foreign currency forward contracts to manage this translational foreign exchange risk.
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
Undesignated contracts may include contracts not designated as a hedge or for which the normal purchase normal sales (“NPNS”) exception was not elected, contracts that do not qualify for hedge accounting and derivatives that do not or no longer qualify for the NPNS scope exception. The fair value of each of these derivatives is recognized in the Consolidated Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of each derivative are recognized immediately in the Consolidated Statements of Income within Net sales, Cost of sales, Selling, general and administrative expense, or Foreign currency transaction losses (gains) depending on the risk the derivative is intended to mitigate. While management believes these instruments help mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive record keeping requirements.
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
The Company does not apply hedge accounting treatment to certain derivative financial instruments that it has purchased to mitigate commodity purchase exposures in the U.S. and Mexico or foreign currency transaction exposures on our Mexico operations. Therefore, the Company recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Income. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Foreign currency transaction losses (gains) and Cost of sales in the Consolidated Statements of Income.
The Company does apply hedge accounting to certain derivative financial instruments related to its U.K. and Europe reportable segment that it has purchased to mitigate foreign currency transaction exposures. Before the settlement date of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
financial derivative instruments, the Company recognizes changes in the fair value of the cash flow hedge into accumulated other comprehensive loss (“AOCL”). When the derivative financial instruments are settled, the amount in AOCL is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line items Net sales and Cost of sales in the Consolidated Statements of Income.
The Company does apply hedge accounting to a derivative financial instrument related to its U.S. reportable segment that it has purchased to mitigate variable interest rate exposures. The interest rate swap has monthly settlement dates. Upon each settlement date, the Company recognizes changes in the fair value of the cash flow hedge into AOCL. Upon settlement of the derivative instrument, the amount in AOCL is then reclassified to earnings. Gains or losses related to the interest rate swap derivative financial instrument are included in the line item Interest expense, net of capitalized interest in the Consolidated Statements of Income.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	December 26, 2021	December 27, 2020
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$17,567	$24,059
Commodity derivative liabilities	(14,119)	(6,531)
Foreign currency derivative assets	518	2,204
Foreign currency derivative liabilities	(4,958)	(428)
Interest rate swap derivative liabilities	(98)	(640)
Sales contract derivative liabilities	(12,691)	—
Cash collateral posted with brokers(a)	22,459	782
Derivatives Coverage(b):
Corn	6.6%	16.0%
Soybean meal	11.8%	24.0%
Period through which stated percent of needs are covered:
Corn	December 2022	December 2021
Soybean meal	December 2022	December 2021
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
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

Losses (Gains) by Type of Contract (a)	December 26, 2021	December 27, 2020	December 29, 2019	Affected Line Item in the Consolidated Statements of Income
Foreign currency derivatives gain (loss)	$12,806	$(6,637)	$(17,839)	Foreign currency transaction (gains) losses
Commodity derivative gain (loss)	50,404	47,554	(12,306)	Cost of sales
Sales contract derivative loss	(12,691)	(209)	—	Net sales
Total	$50,519	$40,708	$(30,145)
(a)Amounts in parentheses represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
Foreign currency derivatives	$471	$4,514	$(2,052)
Interest rate swap derivatives	(88)	(850)	—
Total	$383	$3,664	$(2,052)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 26, 2021			December 27, 2020
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$14,777,458	$13,411,631	$145,792	$12,091,901	$11,253,705	$126,118
Impact from cash flow hedging instruments:
Interest rates swaps	—	—	631	—	—	209
Foreign currency contracts	1,372	(55)	—	(2,143)	—	—
(a)    Amounts in parentheses represent income (expenses) related to net sales.
(b)    Amounts in parentheses represent (income) expenses related to cost of sales and interest expense.
As of December 26, 2021, the pre-tax deferred net losses on derivatives recorded in AOCL that are expected to be reclassified to profit or loss during the next twelve months are $0.9 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
At December 26, 2021, the pre-tax deferred net losses on interest rate swap derivatives recorded in AOCL that are expected to be reclassified to profit or loss during the next twelve months are $0.1 million. This expectation is based on the anticipated settlements on the hedged interest rate that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
6.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables (including accounts receivable from related parties), less allowance for credit losses, consisted of the following:

	December 26, 2021	December 27, 2020
	(In thousands)
Trade accounts receivable	$947,697	$691,499
Notes receivable	18,697	25,712
Other receivables	56,716	31,954
Receivables, gross	1,023,110	749,165
Allowance for credit losses	(9,673)	(7,173)
Receivables, net	$1,013,437	$741,992

Accounts receivable from related parties(a)	$1,345	$1,084
(a)    Additional information regarding accounts receivable from related parties is included in “Note 18. Related Party Transactions.”
7.    INVENTORIES
    Inventories consisted of the following:

	December 26, 2021	December 27, 2020
	(In thousands)
Raw materials and work-in-process	$1,044,739	$868,369
Finished products	379,705	356,052
Operating supplies	76,590	66,495
Maintenance materials and parts	74,624	67,877
Total inventories	$1,575,658	$1,358,793

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:
The following table summarizes our investments in available-for-sale securities accounted for as cash equivalents:

	December 26, 2021		December 27, 2020
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Fixed income securities	$48,851	$48,851	$178,677	$178,677
Gross realized gains during 2021 and 2020 related to the Company’s available-for-sale securities totaled $5.4 million and $5.8 million, respectively, while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities investments are disclosed in the Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during 2021 and 2020 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during 2021 and 2020 are disclosed in “Note 14. Stockholders’ Equity.”
9.    GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by reportable segment for the years ended December 26, 2021 and December 27, 2020 were as follows:

	December 27, 2020	Additions	Currency Translation	December 26, 2021
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	835,505	350,364	(18,357)	1,167,512
Mexico	127,804	—	—	127,804
Total	$1,005,245	$350,364	$(18,357)	$1,337,252

	December 29, 2019	Additions	Currency Translation	December 27, 2020
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	806,207	—	29,298	835,505
Mexico	125,607	2,197	—	127,804
Total	$973,750	$2,197	$29,298	$1,005,245
Identified intangible assets consisted of the following:

	December 27, 2020	Additions	Amortization	Currency Translation	December 26, 2021
	(In thousands)
Carrying amount:
Trade names not subject to amortization	$405,240	$214,047	$—	$(9,574)	$609,713
Trade names subject to amortization	78,343	36,825	—	(900)	114,268
Customer relationships	297,062	164,285	—	(5,888)	455,459
Non-compete agreements	320	—	—	—	320
Accumulated amortization:
Trade names	(47,486)	—	(2,409)	(6)	(49,901)
Customer relationships	(143,246)	—	(23,963)	913	(166,296)
Non-compete agreements	(320)	—	—	—	(320)
Total	$589,913	$415,157	$(26,372)	$(15,455)	$963,243

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 29, 2019	Additions	Amortization	Currency Translation	December 27, 2020
	(In thousands)
Carrying amount:
Trade names not subject to amortization	$391,431	$—	$—	$13,809	$405,240
Trade names subject to amortization	78,343	—	—	—	78,343
Customer relationships	292,278	—	—	4,784	297,062
Non-compete agreements	320	—	—	—	320
Accumulated amortization:
Trade names	(45,518)	—	(1,968)	—	(47,486)
Customer relationships	(120,481)	—	(20,747)	(2,018)	(143,246)
Non-compete agreements	(320)	—	—	—	(320)
Total	$596,053	$—	$(22,715)	$16,575	$589,913
For additional information regarding the additions in above tables, refer to “Note 2. Business Acquisitions.”
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
Non-compete agreements	3 years
The Company recognized amortization expense related to identified intangible assets of $26.4 million in 2021, $22.7 million in 2020 and $22.9 million in 2019.
The Company expects to recognize amortization expense associated with identified intangible assets of $35.4 million in 2022, $34.3 million in 2023, $33.3 million in 2024 and $33.3 million in 2025, and $31.3 million in 2026.
As of December 26, 2021, the Company assessed qualitative factors to determine if it was necessary to perform quantitative impairment tests related to the carrying amounts of its goodwill or its identified intangible assets not subject to amortization. Based on these assessments, the Company determined that it was not necessary to perform quantitative impairment tests related to the carrying amount of its goodwill nor its identified intangible assets not subject to amortization at that date.
As of December 26, 2021, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its identified intangible assets subject to amortization at that date.
10.    PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment (“PP&E”), net consisted of the following:

	December 26, 2021	December 27, 2020
	(In thousands)
Land	$260,079	$255,171
Buildings	2,043,034	1,983,823
Machinery and equipment	3,594,482	3,230,199
Autos and trucks	76,710	73,647
Finance lease assets	5,710	2,182
Construction-in-progress	229,837	199,161
PP&E, gross	6,209,852	5,744,183
Accumulated depreciation	(3,292,046)	(3,086,692)
PP&E, net	$2,917,806	$2,657,491

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized depreciation expense of $354.4 million, $314.4 million and $264.3 million during 2021, 2020 and 2019, respectively.
During 2021, the Company spent $381.7 million on capital projects and transferred $421.9 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during 2021 to improve operational efficiencies and reduce costs. During 2020, the Company spent $354.8 million on capital projects and transferred $423.7 million of completed projects from construction-in-progress to depreciable assets.
During 2021, the Company sold certain PP&E for $24.7 million and recognized a gain of $1.5 million. PP&E sold in 2021 consisted of a broiler farm in Mexico, two processing plants within the U.K. and other miscellaneous equipment. During 2020, the Company sold certain PP&E for $32.0 million and recognized a gain of $13.8 million. PP&E sold in 2020 consisted of broiler farms in Mexico, vacant land in Alabama and other miscellaneous equipment.
The Company has closed or idled various facilities in the U.S. and the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of December 26, 2021, the carrying amount of these idled assets was $40.2 million based on depreciable value of $205.5 million and accumulated depreciation of $165.3 million. During 2021, the Company recognized an impairment loss of $3.8 million incurred as a result of a tornado in Mayfield, Kentucky in December 2021 that significantly damaged two hatcheries and a feed mill.
As of December 26, 2021, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.
11.    CURRENT LIABILITIES
    Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 26, 2021	December 27, 2020
	(In thousands)
Accounts payable:
Trade accounts	$1,273,297	$904,674
Book overdrafts	77,139	106,435
Other payables	27,641	17,601
Total accounts payable	1,378,077	1,028,710
Accounts payable to related parties(a)	22,317	9,650
Revenue contract liabilities(b)	22,321	65,918
Accrued expenses and other current liabilities:
Compensation and benefits	224,368	189,767
Litigation settlements	172,440	75,000
Current maturities of operating lease liabilities(c)	82,947	71,592
Taxes	68,163	67,812
Insurance and self-insured claims	64,697	61,212
Accrued sales rebates	35,613	44,708
Interest and debt-related fees	31,810	29,559
Derivative liabilities(d)	31,866	7,599
DOJ agreement	—	110,524
Other accrued expenses	147,981	150,074
Total accrued expenses and other current liabilities	859,885	807,847
Total current liabilities	$2,282,600	$1,912,125
(a)Additional information regarding accounts payable to related parties is included in “Note 18. Related Party Transactions.”
(b)Additional information regarding revenue contract liabilities is included in “Note 3. Revenue Recognition.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(c)Additional information regarding current maturities of operating lease liabilities is included in “Note 4. Leases.”
(d)Additional information regarding derivative liabilities is included in “Note 5. Derivative Financial Instruments.”
12.    INCOME TAXES
    Income (loss) before income taxes by jurisdiction is as follows:

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
U.S.	$(141,940)	$(27,095)	$342,110
Foreign	234,330	188,920	275,435
Total	$92,390	$161,825	$617,545
The components of income tax expense (benefit) are set forth below:

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
Current:
Federal	$22,591	$(8,800)	$27,585
Foreign	115,772	28,985	78,099
State and other	9,150	9,234	12,847
Total current	147,513	29,419	118,531
Deferred:
Federal	(52,147)	13,864	51,387
Foreign	(16,225)	19,622	(18,596)
State and other	(18,019)	3,850	9,687
Total deferred	(86,391)	37,336	42,478
	$61,122	$66,755	$161,009
The effective tax rate for 2021 was 66.2% compared to 41.2% for 2020 and 26.1% for 2019.
The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Federal income tax rate	21.0%	21.0%	21.0%
State tax rate, net	(4.5)	6.7	3.0
Global intangible low-taxed income	—	(7.3)	1.5
DOJ agreement	—	14.3	—
Intercompany financing	(14.1)	(9.5)	(1.6)
Permanent items	1.7	1.2	(1.6)
Difference in U.S. statutory tax rate and foreign country effective tax rate	22.3	5.4	2.1
Rate change	26.6	5.2	(0.1)
Foreign currency translation	10.6	3.0	(0.6)
Tax credits	(4.1)	(1.4)	(0.7)
Change in reserve for unrecognized tax benefits	7.3	0.3	2.7
Change in valuation allowance	(0.2)	1.2	0.1
Other	(0.4)	1.1	0.3
Total	66.2%	41.2%	26.1%
Included in the change in reserve for unrecognized tax benefits is an increase of 7.0% in the effective tax rate related to interest deductions in the U.K. for tax years 2017 through 2021. The amount was recorded during the year ended December 26, 2021. Included in the change in reserve for unrecognized tax benefits is an increase of 2.6% in the effective tax rate related to a specific transaction undertaken by a Mexico subsidiary of the Company during tax year 2011. The amount was recorded and paid during the year ended December 29, 2019.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 26, 2021	December 27, 2020
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$518,641	$376,917
Inventories	26,590	116,226
Insurance claims and losses	33,416	32,679
Incentive compensation	11,444	16,204
Operating lease assets	88,028	65,906
Other	11,373	26,968
Total deferred tax liabilities	689,492	634,900
Deferred tax assets:
U.S. net operating losses	2,693	3,034
Foreign net operating losses	53,227	56,213
Credit carry forwards	19,026	15,223
Allowance for credit losses	6,996	4,005
Accrued liabilities	103,482	94,769
Workers’ compensation	37,681	36,759
Pension and other postretirement benefits	28,083	35,899
Operating lease liabilities	88,028	65,906
Other	10,666	21,640
Total deferred tax assets	349,882	333,448
Valuation allowance	(24,261)	(32,908)
Net deferred tax assets	325,621	300,540
Net deferred tax liabilities	$363,871	$334,360
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
As of December 26, 2021, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and foreign net deferred tax assets are more likely than not to be realized. As of December 26, 2021, the Company’s valuation allowance is $24.3 million, of which $7.0 million relates to Moy Park operations, $4.5 million relates to PPL operations, $0.1 million relates to Mexico operations, $11.8 million relates to U.S. foreign tax credits and $0.9 million relates to state net operating losses.
As of December 26, 2021, the Company had state net operating loss carry forwards of approximately $76.8 million that begin to expire in 2022. The Company also had Mexico net operating loss carry forwards as of December 26, 2021 of approximately $1.7 million that begin to expire in 2028. The Company also had U.K. net operating loss carry forwards as of December 26, 2021 of approximately $250.1 million that may be carried forward indefinitely.
As of December 26, 2021, the Company had approximately $6.1 million of state tax credit carry forwards that begin to expire in 2022.
For the year ended December 26, 2021 and year ended December 27, 2020, there is a tax effect of $(8.2) million and $6.9 million, respectively, reflected in other comprehensive income.
For the years ended December 26, 2021 and December 27, 2020, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to stock-based compensation. See “Note 1. Business and Summary of Significant Accounting Policies” for additional information.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 26, 2021	December 27, 2020
	(In thousands)
Unrecognized tax benefits, beginning of year	$13,271	$12,776
Increase as a result of tax positions taken during the current year	6,472	—
Increase as a result of tax positions taken during prior years	1,156	731
Decrease for lapse in statute of limitations	(657)	(236)
Unrecognized tax benefits, end of year	$20,242	$13,271
Included in unrecognized tax benefits of $20.2 million as of December 26, 2021, was $7.4 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 26, 2021, the Company had recorded a liability of $3.2 million for interest and penalties. During 2021, accrued interest and penalty amounts related to uncertain tax positions increased by $0.4 million.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and several foreign locations including Mexico, the U.K. and the Republic of Ireland. With few exceptions, the Company is no longer subject to examinations by taxing authorities for years prior to 2017 in U.S. federal, state and local jurisdictions, for years prior to 2011 in Mexico, and for years prior to 2017 in the U.K.
As of July 27, 2020, JBS owns in excess of 80% of the outstanding common stock of Pilgrim’s. JBS USA Holdings has a federal tax election to file a consolidated tax return with subsidiaries in which it holds an ownership of at least 80%.
The Company has a tax sharing agreement with JBS USA Holdings effective for tax years beginning 2010. The net tax payable for year 2021 of $2.0 million was accrued in 2021 as a capital distribution and an account payable to a related party in our Consolidated Balance Sheet. The tax sharing agreement was updated during 2020 to consider the impact of Pilgrim’s joining the JBS consolidated tax return.
13.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Maturity	December 26, 2021	December 27, 2020
		(In thousands)
Senior notes payable, net of discount of 3.50%	2032	$900,000	$—
Senior notes payable, net of discount of 4.25%	2031	990,691	—
Senior notes payable, net of discount at 5.875%	2027	845,866	845,149
Senior notes payable, net of premium and discount at 5.75%	2025	—	1,001,693
Fifth Amended and Restated U.S. Credit Facility (defined below)
Term note payable at 1.33%	2026	506,250	—
Revolving note payable at 3.50%	2026	—	—
Fourth Amended and Restated U.S. Credit Facility (defined below)
Term note payable at 1.33%	2023	—	450,000
Revolving note payable at 3.50%	2023	—	—
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	Various	3	38
Finance lease obligations	Various	4,548	1,664
Long-term debt		3,247,358	2,298,544
Less: Current maturities of long-term debt		(26,246)	(25,455)
Long-term debt, less current maturities		3,221,112	2,273,089
Less: Capitalized financing costs		(29,951)	(17,543)
Long-term debt, less current maturities, net of capitalized financing costs		$3,191,161	$2,255,546
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
U.S. Credit Facility
On July 20, 2018, the Company, and certain of the Company’s subsidiaries entered into a Fourth Amended and Restated Credit Agreement (the “Fourth U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto. The Fourth U.S. Credit Facility provides for a $750.0 million revolving credit commitment and a term loan commitment of up to $500.0 million (the “Term Loans”). The Company used the proceeds from the term loan commitment under the U.S. Credit Facility, together with cash on hand, to repay the outstanding loans under the Company’s previous credit agreement with Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and the other lenders and financial institutions party thereto. On August 9, 2021, the Company refinanced the Fourth U.S. Credit Facility resulting in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a loss on early extinguishment of debt of $400 thousand from capitalized loan costs recognized as component of interest expense.
On August 9, 2021, the Company, and certain of the Company’s subsidiaries refinanced the Fourth U.S. Credit Facility, entering into a Fifth Amended and Restated Credit Agreement (the “Fifth U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto. The Fifth U.S. Credit Facility provides for an $800.0 million revolving credit commitment and a term loan commitment of up to $700.0 million (the “New Term Loans”), with outstanding borrowings of $506.3 million and a delayed draw commitment of $193.7 million for up to six months from the effective date. The Company used the proceeds of the New Term Loans for refinancing the Fourth U.S. Credit Facility maturing on July 20, 2023, to pay the fees and expenses incurred in connection with the transaction and for general corporate purposes. On February 8, 2022, the Company borrowed the remaining $193.7 million of the delayed draw commitment on the New Term Loans.
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
The revolving loan commitment under the Fifth U.S. Credit Facility matures on August 9, 2026. All principal on the New Term Loans is due at maturity on August 9, 2026. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the New Term Loans, on a quarterly basis prior to the maturity date of the New Term Loans. As of December 26, 2021, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $36.1 million and $763.9 million, respectively.
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
All obligations under the Fifth U.S. Credit Facility continue to be secured by first priority liens on (1) all present and future personal property of the Company, and certain of the Company’s subsidiaries and the guarantors, including all material domestic and first-tier direct foreign subsidiaries, (2) all present and future shares of capital stock of the borrowers and guarantors, and (3) substantially all of the present and future assets of the Company and the guarantors under the Fifth U.S. Credit Facility. The Company is currently in compliance with the covenants under the Fifth U.S. Credit Facility.
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Facility Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Facility Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Facility Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Facility Agreement bear interest at a rate per annum equal to the sum of (1) LIBOR or, in relation to any loan in euros, EURIBOR, plus (2) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Facility Agreement). All obligations under the Bank of Ireland Facility Agreement are guaranteed by certain of Moy Park’s subsidiaries. As of December 26, 2021, the U.S. dollar-equivalent loan commitment and borrowing availability were both $134.1 million. As of December 26, 2021, there were no outstanding borrowings under the Bank of Ireland Facility Agreement.
The Bank of Ireland Facility Agreement contains representations and warranties, covenants, indemnities and conditions that the Company believes are customary for transactions of this type. Pursuant to the terms of the Bank of Ireland Facility Agreement, Moy Park is required to meet certain financial and other restrictive covenants. Additionally, Moy Park is prohibited from taking certain actions without consent of the lenders, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, permitting liens or other encumbrances on its assets and making restricted payments, including dividends, in each case except as expressly permitted under the Bank of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ireland Facility Agreement. The Bank of Ireland Facility Agreement contains events of default that the Company believes are customary for transactions of this type. If a default occurs, any outstanding obligations under the Bank of Ireland Facility Agreement may be accelerated. As of December 31, 2021, banks in Europe are no longer using LIBOR as the reference rate. They are now using the Sterling Overnight Interbank Average rate.
Mexico Credit Facility
On December 14, 2018, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.5%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of December 26, 2021, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility is $72.8 million. As of December 26, 2021, there were no outstanding borrowings under the Mexico Credit Facility.
14.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss during 2021 and 2020:

	2021
	Gains (Losses) Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$82,782	$(1,191)	$(102,211)	$—	$(20,620)
Other comprehensive income (loss) before reclassifications	(55,541)	405	27,598	—	(27,538)
Amounts reclassified from accumulated other comprehensive loss to net income	—	(1,594)	1,740	—	146
Currency translation	—	15	—	—	15
Net current year other comprehensive income (loss)	(55,541)	(1,174)	29,338	—	(27,377)
Balance, end of year	$27,241	$(2,365)	$(72,873)	$—	$(47,997)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020
	Gains (Losses) Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(1,108)	$(2,406)	$(71,615)	$—	$(75,129)
Other comprehensive income (loss) before reclassifications	83,890	3,823	(31,724)	55	56,044
Amounts reclassified from accumulated other comprehensive loss to net income	—	(2,664)	1,128	(55)	(1,591)
Currency translation	—	56	—	—	56
Net current year other comprehensive income (loss)	83,890	1,215	(30,596)	—	54,509
Balance, end of year	$82,782	$(1,191)	$(102,211)	$—	$(20,620)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(a)		Affected Line Item in the Consolidated Statements of Income
	2021	2020
	(In thousands)
Realized gain on settlement of foreign currency derivatives classified as cash flow hedges	$1,359	$2,987	Net sales
Realized gain (loss) on settlement of foreign currency derivatives classified as cash flow hedges	709	(114)	Cost of sales
Realized loss on settlement of interest rate swap derivatives classified as cash flow hedges	(631)	(209)	Interest expense, net of capitalized interest
Realized gain on sale of securities	—	73	Interest income
Amortization of pension and other postretirement plan actuarial losses(b)	(2,278)	(1,503)	Miscellaneous, net
Total before tax	(841)	1,234
Tax expense	695	357
Total reclassification for the period	$(146)	$1,591
(a)    Positive amounts represent income to the results of operations while amounts in parentheses represent expenses to the results of operations.
(b)    These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See “Note 15. Pension and Other Postretirement Benefits.”
Preferred Stock
The Company has authorized 50,000,000 shares of $0.01 par value preferred stock, although no shares have been issued and no shares are outstanding.
Share Repurchase Program and Treasury Stock
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company repurchased shares through open market purchase. As of December 26, 2021, the Company repurchased approximately 6.3 million shares under this program with a market value of approximately $113.4 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock. This program expired on February 16, 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund (together, the “U.K. Plans”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $19.2 million, $17.4 million and $19.0 million in 2021, 2020 and 2019, respectively.
The Company used a year-end measurement date of December 26, 2021 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
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
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$404,194	$369,066	$1,593	$1,527
Interest cost	5,763	8,102	18	36
Actuarial losses (gains)	(14,535)	38,822	(33)	90
Benefits paid	(13,483)	(13,745)	—	—
Curtailments and settlements	(6,714)	(8,226)	(232)	(60)
Prior service cost	—	20	—	—
Currency translation loss (gain)	(2,163)	10,155	—	—
Projected benefit obligation, end of year	$373,062	$404,194	$1,346	$1,593

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$305,983	$294,589	$—	$—
Actual return on plan assets	29,126	12,672	—	—
Contributions by employer	14,393	14,774	232	60
Benefits paid	(13,483)	(13,745)	—	—
Curtailments and settlements	(6,714)	(8,226)	(232)	(60)
Expenses paid from assets	(425)	(715)	—	—
Currency translation gain (loss)	(2,471)	6,634	—	—
Fair value of plan assets, end of year	$326,409	$305,983	$—	$—

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Funded status:	(In thousands)
Unfunded benefit obligation, end of year	$(46,653)	$(98,211)	$(1,346)	$(1,593)

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Amounts recognized in the Consolidated Balance Sheets as of end of year:	(In thousands)
Current liabilities	$(6,063)	$(7,510)	$(157)	$(169)
Long-term liabilities	(40,590)	(90,701)	(1,189)	(1,424)
Recognized liabilities	$(46,653)	$(98,211)	$(1,346)	$(1,593)

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Amounts recognized in accumulated other comprehensive loss at end of year:	(In thousands)
Net actuarial loss	$58,143	$95,522	$118	$174
The accumulated benefit obligation for the Company’s defined benefit pension plans was $373.1 million and $404.2 million as of December 26, 2021 and December 27, 2020, respectively. Each of the Company’s defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets as of December 26, 2021 and December 27, 2020. As of December 26, 2021, the weighted average duration of our defined benefit obligation is 18.1 years.
Net Periodic Benefit Costs
Net benefit costs include the following components:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
	(In thousands)
Interest cost	$5,763	$8,102	$6,673	$18	$36	$52
Estimated return on plan assets	(10,562)	(13,071)	(6,921)	—	—	—
Settlement loss	2,313	3,371	3,538	21	7	7
Expenses paid from assets	425	735	(62)	—	—	—
Amortization of net loss	2,257	1,503	1,313	2	—	—
Amortization of past service cost	19	—	—	—	—	—
Net cost	$215	$640	$4,541	$41	$43	$59
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Benefit obligation:
Discount rate	2.23%	1.83%	2.56%	2.38%	1.80%	2.77%
Net pension and other postretirement cost:
Discount rate	2.08%	2.16%	3.10%	1.80%	2.77%	4.07%
Expected return on plan assets	3.53%	4.34%	4.62%	NA	NA	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The discount rate assumptions used to determine future pension obligations at December 26, 2021 and December 27, 2020 were based on Prudential Financial, Inc.’s (“Prudential”) Pru Above Mean yield curve, which was designed by Prudential to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The Pru Above Mean yield curve represents a series of annual discount rates from bonds with an AA minimum average credit quality rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. The discount rate assumptions used to determine future pension obligations for the U.K. pension plans at December 26, 2021 and December 27, 2020 were based on corporate bond spot yield curves provided by Merrill Lynch. Merrill Lynch bases this calculation entirely on AA1-AA3 rated bonds. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of December 26, 2021 and December 27, 2020, the U.S. pension and other postretirement benefit plans used variations of the Pri-2012 mortality table. The MP-2021 and MP-2020 mortality improvement scales were used for 2021 and 2020, respectively. As of December 26, 2021 and December 27, 2020, the U.K. pension plans used variations of the AxC00 mortality table in combination with the CMI_2020 Sk=7.5 and CMI_2019 Sk=7.5 mortality improvement scales for 2021 and 2020, respectively, for pre-retirement employees and the S3PMA mortality table in combination with the CMI_2020 Sk=7.5 and CMI_2019 Sk=7.5 mortality improvement scales for 2021 and 2020, respectively, for postretirement employees.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(9,986)	$10,513
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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	2021	2020
Cash and cash equivalents	2%	1%
Pooled separate accounts for the Union Plan(a):
Equity securities	2%	2%
Fixed income securities	2%	2%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Equity securities	19%	20%
Fixed income securities	12%	13%
Real estate	1%	1%
Pooled separate accounts for the U.K. Plans(a):
Equity securities	37%	35%
Fixed income funds	19%	20%
Real estate	6%	6%
Total assets	100%	100%
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
Absent regulatory or statutory limitations, the target asset allocation for the investment of pension assets in the PSAs for the Union Plan is 50% in each of fixed income securities and equity securities, the target asset allocation for the investment of pension assets in the PSAs and/or CCTs for the GK Pension Plan is 35% in fixed income securities, 60% in equity securities and 5% in real estate and investment of pension assets in the PSAs for the U.K. Plans is 28% in equity-linked liability driven investments, 11% in liability driven investments, 36% in equity securities, 15% in cash and 10% in real estate. The plans only invest in fixed income and equity instruments for which there is a readily available public market. The Company develops its expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which its plans invest.
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 26, 2021 and December 27, 2020:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021				2020
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$6,166	$—	$—	$6,166	$1,487	$—	$—	$1,487
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	2,595	—	2,595	—	3,100	—	3,100
Small/Mid U.S. equity funds(e)	—	1,338	—	1,338	—	392	—	392
International equity funds(f)	—	1,954	—	1,954	—	1,874	—	1,874
Fixed income funds(g)	—	5,186	—	5,186	—	5,365	—	5,365
PSAs and CCTs for the GK Pension Plan:
Large U.S. equity funds(d)	—	31,960	—	31,960	—	29,602	—	29,602
Small/Mid U.S. equity funds(e)	—	16,232	—	16,232	—	17,569	—	17,569
International equity funds(f)	—	15,710	—	15,710	—	16,320	—	16,320
Fixed income funds(g)	—	40,470	—	40,470	—	38,944	—	38,944
Real estate(h)	—	5,405	—	5,405	—	5,677	—	5,677
PSAs for the U.K. Plans:
Large U.S. equity funds(d)	—	47,995	—	47,995	—	39,002	—	39,002
International equity funds(f)	—	71,883	—	71,883	—	69,251	—	69,251
Fixed income funds(e)	—	60,914	—	60,914	—	60,212	—	60,212
Real estate(h)	—	18,601	—	18,601	—	17,188	—	17,188
Total assets	$6,166	$320,243	$—	$326,409	$1,487	$304,496	$—	$305,983
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
Benefit Payments
The following table reflects the benefits as of December 26, 2021 expected to be paid through 2031 from the Company’s pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company’s other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2022	$26,660	$157
2023	17,491	150
2024	17,436	143
2025	17,180	135
2026	17,070	126
2027-2031	83,247	485
Total	$179,084	$1,196

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As required by funding regulations or laws, the Company anticipates contributing $6.2 million and less than $0.2 million to its pension and other postretirement plans, respectively, during 2022.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
	(In thousands)
Net actuarial loss (gain), beginning of year	$95,522	$58,239	$54,343	$174	$91	$(34)
Amortization	(2,276)	(1,503)	(1,313)	(2)	—	—
Settlement adjustments	(2,313)	(3,371)	(3,538)	(21)	(7)	(7)
Actuarial loss (gain)	(14,535)	38,822	20,729	(33)	90	132
Asset loss (gain)	(18,563)	400	(11,982)	—	—	—
Net prior service cost	—	378	—	—	—	—
Currency translation loss	308	2,557	—	—	—	—
Net actuarial loss, end of year	$58,143	$95,522	$58,239	$118	$174	$91
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
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $17.0 million, $14.1 million and $13.7 million in 2021, 2020 and 2019, respectively.
16.    INCENTIVE COMPENSATION
The Company sponsors short-term incentive plans that provides the grant of either cash or stock-based bonus awards payable upon achievement of specified performance goals. Full-time, salaried exempt employees of the Company’s U.S. operations who are selected by the administering committee are eligible to participate in the Pilgrim’s Short Term Incentive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan (“STIP”). Certain full-time, salaried employees of the Company’s Mexico operations are eligible to participate in the Pilgrim’s Mexico Incentive Plan (“PMIP”). The Company assumed responsibility for the Moy Park Incentive Plan dated January 1, 2013, as amended (the “MPIP”) through its acquisition of Moy Park on September 8, 2017. As of December 26, 2021, the Company has accrued $45.4 million, $30.0 thousand and $7.0 million related to cash bonus awards that could potentially be awarded under the STIP, MPIP and PMIP, respectively.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and liability-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). Awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). Equity-based awards are converted into shares of the Company’s common stock shortly after award vesting. Compensation cost to be recognized for an equity-based awards grant is determined by multiplying the number of awards granted by the closing price of a share of the Company’s common stock on the award grant date. Liability-based awards granted under the LTIP are converted into cash shortly after award vesting. Compensation cost to be recognized for a liability-based awards grant is first determined by multiplying the number of awards granted by the closing price of a share of PPC’s common stock on the award grant date. However, the compensation cost to be recognized is adjusted at each subsequent milestone date (i.e., forfeiture date, vesting date or financial reporting date) by multiplying the number of awards granted by the closing price of a share of PPC’s common stock on the milestone date. On May 1, 2019, the Company's stockholders approved the Pilgrim’s Pride Corporation 2019 Long Term Incentive Plan (the “2019 LTIP”), which replaced the expiring Pilgrim’s Pride Corporation 2009 Long-Term Incentive Plan (the “2009 LTIP”). The 2019 LTIP became effective as of December 28, 2019. As of December 26, 2021, we have in reserve approximately 1.1 million shares of common stock for future issuance under the 2019 LTIP.
The following awards were outstanding during 2021:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Plan	Award Type	Grant Date	Grant Date Fair Value per Award	Vesting Condition	Vesting Date	Intended Settlement Method	Milestone Date Fair Value per Award	Awards Granted	Performance Target Achievement Award Adjustment	Awards Forfeited to Date
2009 LTIP	RSU	3/1/2018	$24.93	Service	(a)	Stock	NA	163,764	—	(51,491)
2009 LTIP	RSU	3/1/2018	$24.93	Performance/Service	(b)	Stock	NA	217,253	(53,376)	(83,527)
2009 LTIP	RSU	3/1/2018	$24.93	Performance/Service	(c)	Cash	$27.55	66,272	(17,863)	(15,235)
2009 LTIP	RSU	5/10/2018	$21.54	Service	(d)	Stock	NA	8,358	—	—
2009 LTIP	RSU	1/7/2019	$16.47	Performance/Service	(e)	Stock	NA	414,620	39,620	(198,103)
2009 LTIP	RSU	1/7/2019	$16.47	Performance/Service	(f)	Cash	$27.55	109,654	13,705	—
2009 LTIP	RSU	5/24/2019	$27.86	Service	(d)	Stock	NA	11,170	—	—
2019 LTIP	RSU	1/8/2020	$30.94	Performance/Service	(g)	Stock	NA	195,149	115,676	(66,930)
2019 LTIP	RSU	1/8/2020	$30.94	Performance/Service	(h)	Cash	$27.55	121,310	71,573	—
2019 LTIP	RSU	4/29/2020	$22.01	Service	(d)	Stock	NA	13,630	—	—
2019 LTIP	RSU	1/8/2021	$19.73	Service	(i)	Stock	NA	95,000	—	—
2019 LTIP	RSU	1/8/2021	$19.73	Service	(j)	Cash	$27.55	50,000	—	—
2019 LTIP	RSU	1/8/2021	$19.73	Performance/Service	(k)	Stock	NA	300,000	—	—
2019 LTIP	RSU	1/8/2021	$19.73	Performance/Service	(l)	Cash	$27.55	100,000	—	—
2019 LTIP	RSU	2/10/2021	$22.96	Performance/Service	(m)	Stock	NA	307,986	—	(35,558)
2019 LTIP	RSU	2/10/2021	$22.96	Performance/Service	(n)	Cash	$27.55	208,117	—	—
2019 LTIP	RSU	3/15/2021	$25.45	Performance/Service	(o)	Stock	NA	27,350	—	—
2019 LTIP	RSU	4/28/2021	$24.69	Service	(d)	Stock	NA	14,586	—	—
2019 LTIP	RSU	5/3/2021	$23.81	Service	(p)	Stock	NA	31,500	—	—
2019 LTIP	RSU	8/16/2021	$27.46	Performance/Service	(q)	Stock	NA	5,470	—	—
(a)    The restricted stock units vest in ratable tranches on December 31, 2018, December 31, 2019 and December 31, 2020. Compensation cost related to these units totals $2.8 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.
(b)    The restricted stock units vested or will vest in ratable tranches on December 31, 2019, December 31, 2020 and December 31, 2021. Performance target achievement was 65%. Expected compensation cost related to these units totals $2.1 million based on a closing stock price for the Company’s common stock of $24.93 per share on March 1, 2018. Compensation cost will be amortized to profit/loss over the remaining vesting period.
(c)    The restricted stock units vested or will vest in ratable tranches on December 31, 2019, December 31, 2020 and December 31, 2021. Performance target achievement was 65%. Expected compensation cost related to these units totals $0.9 million based on a closing stock price for the Company’s common stock of $27.55 per share on December 26, 2021. Compensation cost will be amortized to profit/loss over the remaining vesting period.
(d)    These restricted stock units were granted to the non-employees who currently serve on the Company’s Board of Directors. Each participating director’s units will vest upon his or her departure from the Company’s Board of Directors. Compensation cost was recognized in profit/loss upon the grant date.
(e)    The restricted stock units vested or will vest in ratable tranches on December 31, 2020, December 31, 2021 and December 31, 2022. Performance target achievement was 112.5%. Expected compensation cost related to these units totals $4.9 million based on a closing stock price for the Company’s common stock of $16.47 per share on January 7, 2019. Compensation cost will be amortized to profit/loss over the remaining vesting period.
(f)    The restricted stock units vest in ratable tranches on December 31, 2020, December 31, 2021 and December 31, 2022. Performance target achievement was 112.5%. Expected compensation cost related to these units totals $3.5 million based on a closing stock price for the Company’s common stock of $27.55 per share on December 26, 2021. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(g)    The restricted stock units will vest in ratable tranches on December 31, 2021, December 31, 2022 and December 31, 2023. Performance target achievement was 159%. Expected compensation cost related to these units totals $2.7 million based on a closing stock price for the Company’s common stock of $30.94 per share on January 8, 2020. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.
(h)    The restricted stock units will vest in ratable tranches on December 31, 2021, December 31, 2022 and December 31, 2023. Performance target achievement was 159%. Expected compensation cost related to these units totals $5.5 million based on a closing stock price for the Company’s common stock of $27.55 per share on December 26, 2021. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.
(i)    The restricted stock units will vest in ratable tranches on July 1, 2022, July 1, 2023 and July 1, 2024. Expected compensation cost related to these units totals $1.9 million based on a closing stock price for the Company’s common stock of $19.73 per share on January 8, 2020. Compensation cost will be amortized to profit/loss over the remaining vesting period.
(j)    The restricted stock units will vest in ratable tranches on July 1, 2022, July 1, 2023 and July 1, 2024. Expected compensation cost related to these units totals $1.4 million based on a closing stock price for the Company’s common stock of $27.55 per share on December 26, 2021. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.
(k)    If performance conditions related to the Company’s 2021-2023 cash flows are satisfied, the restricted stock units will vest in ratable tranches on July 1, 2024, July 1, 2025 and July 1, 2026. Assuming we achieve 100% target performance, expected compensation cost related to these units totals $5.9 million based on a closing stock price for the Company’s common stock of $19.73 per share on January 8, 2021. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.
(l)    If performance conditions related to the Company’s 2021-2023 cash flows are satisfied, the restricted stock units will vest in ratable tranches on July 1, 2024, July 1, 2025 and July 1, 2026. Assuming we achieve 100% target performance, expected compensation cost related to these units totals $2.9 million based on a closing stock price for the Company’s common stock of $27.55 per share on December 26, 2021. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.
(m)    If performance conditions related to the Company’s 2021 operating results are satisfied, the restricted stock units will vest in ratable tranches on December 31, 2022, December 31, 2023 and December 31, 2024. Assuming we achieve 100% target performance, expected compensation cost related to these units totals $7.1 million based on a closing stock price for the Company’s common stock of $22.96 per share on February 10, 2021. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.
(n)    If performance conditions related to the Company’s 2021 operating results are satisfied, the restricted stock units will vest in ratable tranches on December 31, 2022, December 31, 2023 and December 31, 2024. Assuming we achieve 100% target performance, expected compensation cost related to these units totals $7.1 million based on a closing stock price for the Company’s common stock of $27.55 per share on December 26, 2021. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.
(o)    If performance conditions related to the Company’s 2021 operating results are satisfied, the restricted stock units will vest in ratable tranches on December 31, 2022, December 31, 2023 and December 31, 2024. Assuming we achieve 100% target performance, expected compensation cost related to these units totals $0.7 million based on a closing stock price for the Company’s common stock of $25.45 per share on March 15, 2021. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.
(p)    The restricted stock units will vest in ratable tranches on December 31, 2022, December 31, 2023 and December 31, 2024. Expected compensation cost related to these units totals $0.8 million based on a closing stock price for the Company’s common stock of $23.81 per share on May 3, 2021. Compensation cost will be amortized to profit/loss over the remaining vesting period.
(q)    If performance conditions related to the Company’s 2021 operating results are satisfied, the restricted stock units will vest in ratable tranches on December 31, 2022, December 31, 2023 and December 31, 2024. Assuming we achieve 100% target performance, expected compensation cost related to these units totals $0.2 million based on a closing stock price for the Company’s common stock of $27.46 per share on August 16, 2021. Compensation cost will be amortized to profit/loss upon satisfaction of the performance conditions over the remaining vesting period.
Compensation costs and the income tax benefit recognized for our stock-based compensation arrangements are included below:

	2021	2020	2019
	(In thousands)
Equity-based awards compensation cost:
Cost of sales	$3,209	$838	$461
Selling, general and administrative expense	7,420	1,938	9,671
Total cost	10,629	2,776	10,132
Income tax benefit	2,587	676	2,466
Net cost	$8,042	$2,100	$7,666

Liability-based awards compensation cost:
Selling, general and administrative expense	$7,715	$1,081	$671
Income tax benefit	1,878	263	163
Net cost	$5,837	$818	$508
The Company’s RSU activity is included below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021		2020		2019
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Equity-based RSUs:
Outstanding at beginning of year	584	$22.12	926	$24.04	1,069	$22.97
Transferred to liability-based awards	(8)	23.53	(200)	26.91	(36)	24.67
Granted	817	21.58	249	28.14	843	22.01
Vested	(153)	19.48	(66)	24.93	(723)	22.08
Forfeited	(686)	23.44	(325)	25.95	(227)	21.51
Outstanding at end of year	554	$20.40	584	$22.12	926	$24.04

	2021		2020		2019
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Liability-based RSUs:
Outstanding at beginning of year	267	$19.35	143	$32.97	—	$—
Transferred from equity-based awards	8	23.53	200	26.91	36	14.77
Granted	358	21.61	135	29.47	110	16.47
Vested	(59)	20.10	(211)	16.04	(3)	26.86
Forfeited	—	—	—	—	—	—
Outstanding at end of year	574	$27.55	267	$19.35	143	$32.97
(a)    The milestone date fair value is either the closing price of the Company’s common stock on the grant date for equity-based awards or the closing price of a share of the Company’s common stock on the respective milestone date for cash-based liability-based awards (i.e., grant date, vesting date, forfeiture date or financial reporting date).
The total fair values of equity-based awards and liability-based awards vested during 2021 were $3.0 million and $1.2 million, respectively. The total fair values of equity-based awards and liability-based awards vested during 2020 were $2.5 million and $3.0 million, respectively.
As of December 26, 2021, the total unrecognized compensation cost related to all nonvested equity-based awards was $14.9 million. This cost is expected to be recognized over a weighted average period of 2.35 years. As of December 26, 2021, the total unrecognized compensation cost related to all nonvested liability-based awards was $11.1 million. This cost is expected to be recognized over a weighted average period of 1.90 years.
Historically, we have issued new shares, as opposed to treasury shares, to satisfy equity-based award conversions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 26, 2021 and December 27, 2020, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk and interest rate swap instruments.
The following items were measured at fair value on a recurring basis:

	December 26, 2021			December 27, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)			(In thousands)
Assets:
Commodity derivative assets	$17,567	$—	$17,567	$24,059	$—	$24,059
Foreign currency derivative assets	518	—	518	2,204	—	2,204
Liabilities:
Commodity derivative liabilities	(14,119)	—	(14,119)	(6,531)	—	(6,531)
Foreign currency derivative liabilities	(4,958)	—	(4,958)	(428)	—	(428)
Interest rate swap derivative liabilities	—	(98)	(98)	(640)	—	(640)
Sales contract derivative liabilities	—	(12,691)	(12,691)	—	—	—
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Consolidated Balance Sheets consisted of the following:

	December 26, 2021		December 27, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 2 inputs	$—	$—	$(1,001,693)	$(1,024,510)
Fixed-rate senior notes payable at 5.875%, at Level 2 inputs	(845,866)	(900,193)	(845,149)	(911,957)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(990,691)	(1,055,140)	—	—
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	(900,000)	(915,120)	—	—
Secured loans, at Level 3 inputs	(3)	(3)	(38)	(38)
See “Note 13. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts’ margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The fair values of the Company’s Level 2 fixed-rate debt obligation was based on the quoted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
market price at December 26, 2021 or December 27, 2020, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flow using weighted average cost of debt of 0.5% as of December 26, 2021 and December 27, 2020.
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
18.    RELATED PARTY TRANSACTIONS
    Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$17,296	$14,228	$14,108
JBS Australia Pty. Ltd.	2,439	2,540	—
Combo, Mercado de Congelados	1,368	887	207
JBS Chile Ltda.	353	225	482
JBS Global (UK) Ltd.	—	—	141
Total sales to related parties	$21,456	$17,880	$14,938

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
Cost of goods purchased from related parties:
JBS USA Food Company(a)	$210,657	$142,615	$134,790
Penasul UK LTD	6,697	—	—
Seara Meats B.V.	4,722	8,138	22,797
JBS Global (UK) Ltd.	871	674	170
Planterra Food Company	152	—	—
Vivera Topholding B.V.	31	—	—
JBS Asia CO Limited	5	—	—
JBS Toledo NV	—	155	307
Total cost of goods purchased from related parties	$223,135	$151,582	$158,064

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
Expenditures paid by related parties:
JBS USA Food Company(b)	$97,713	$39,025	$32,161
Seara Food Europe Holdings	13	9	77
JBS Chile Ltda.	—	—	6
Total expenditures paid by related parties	$97,726	$39,034	$32,244

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$42,951	$16,266	$9,103
Total expenditures paid on behalf of related parties	$42,951	$16,266	$9,103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
Other related party transactions:
Capital distribution under tax sharing agreement (c)	$1,961	$650	$—
Total other related party transactions	$1,961	$650	$—

	December 26, 2021	December 27, 2020
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$1,059	$714
JBS Australia Pty. Ltd.	200	370
Combo, Mercado de Congelados	84	—
JBS Chile Ltda.	2	—
Total accounts receivable from related parties	$1,345	$1,084

	December 26, 2021	December 27, 2020
	(In thousands)
Accounts payable to related parties:
JBS USA Food Company(a)	$21,628	$8,562
Seara Meats B.V.	534	1,075
Penasul UK LTD	147	—
JBS Chile Ltda.	8	8
JBS Global (UK) Ltd.	—	5
Total accounts payable to related parties	$22,317	$9,650
(a)    The Company routinely execute transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of December 26, 2021, approximately $1.8 million of goods from JBS USA were in transit and not reflected on our Consolidated Balance Sheets.
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
(c)    The Company entered into a TSA during 2014 with JBS USA Holdings effective for tax years starting in 2010. The net tax payable for tax year 2021 was accrued in 2021 and will be paid in 2022. The net tax payable for tax year 2020 was accrued in 2020 and was paid in 2021.
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
The U.K. and Europe reportable segment processes primarily fresh chicken, pork products, specialty meats, ready meals and other prepared foods that are sold to foodservice, retail and direct to consumer customers. The segment’s primary distribution is through retailers, foodservice distributors and restaurants.
The chicken products processed by the Mexico reportable segment are sold to foodservice, retail and frozen entrée customers. The segment’s primary distribution is through retailers, foodservice distributors and restaurants.
Additional information regarding reportable segments is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 26, 2021(a)	December 27, 2020(b)	December 29. 2019(c)
	(In thousands)
Net sales
U.S.	$9,113,879	$7,496,017	$7,636,716
U.K. and Europe	3,934,062	3,274,292	2,383,793
Mexico	1,729,517	1,321,592	1,388,710
Total	$14,777,458	$12,091,901	$11,409,219
(a)For the year 2021, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $296.9 million. These sales consisted of fresh products, prepared products, eggs and grain.
(b)For the year 2020, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $210.6 million. These sales consisted of fresh products, prepared products and grain.
(c)For the year 2019, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $188.9 million. These sales consisted of fresh products, prepared products and grain.

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
Operating income
U.S.	$(17,036)	$69,377	$487,275
U.K. and Europe	(627)	102,734	79,182
Mexico	228,773	72,879	124,015
Eliminations	54	473	96
Total operating income	211,164	245,463	690,568
Interest expense, net of capitalized interest	145,792	126,118	132,630
Interest income	(6,056)	(7,305)	(14,277)
Foreign currency transaction (gains) losses	(9,382)	760	6,917
Gain on bargain purchase	—	3,746	(56,880)
Miscellaneous, net	(11,580)	(39,681)	4,633
Income before income taxes	92,390	161,825	617,545
Income tax expense	61,122	66,755	161,009
Net income	$31,268	$95,070	$456,536

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
Depreciation and amortization:
U.S.	$242,944	$218,244	$207,584
U.K. and Europe	113,256	92,673	60,499
Mexico	24,624	26,187	19,147
Total	$380,824	$337,104	$287,230

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
Capital expenditures:
U.S.	$274,934	$264,149	$269,609
U.K. and Europe	87,004	77,597	58,795
Mexico	19,733	13,016	19,716
Total	$381,671	$354,762	$348,120

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 26, 2021	December 27, 2020
	(In thousands)
Total assets:
U.S.	$6,390,845	$5,189,021
U.K. and Europe	4,292,558	3,034,219
Mexico	1,146,204	1,212,428
Eliminations	(2,916,402)	(1,961,171)
Total	$8,913,205	$7,474,497

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
Net sales to customers by customer location:
U.S.	$8,657,648	$7,190,808	$7,355,631
Europe	3,878,475	3,225,717	2,363,017
Mexico	1,778,355	1,350,588	1,437,081
Asia-Pacific	317,685	252,574	175,898
Canada, Caribbean and Central America	81,549	30,792	31,808
Africa	47,948	25,321	28,400
South America	15,798	16,101	17,384
Total	$14,777,458	$12,091,901	$11,409,219

	December 26, 2021	December 29, 2019
	(In thousands)
Long-lived assets(a):
U.S.	$1,862,584	$1,815,460
U.K. and Europe	1,125,197	842,049
Mexico	284,980	292,651
Eliminations	(3,729)	(3,783)
Total	$3,269,032	$2,946,377
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(In thousands)
U.S. reportable segment:
Fresh products	$7,264,448	$6,137,265	$6,214,954
Prepared foods	898,614	714,563	842,365
Exports	459,371	306,478	282,791
Other Products	491,446	337,711	296,606
Total U.S. reportable segment	9,113,879	7,496,017	7,636,716
U.K. and Europe reportable segment:
Fresh products	1,151,330	1,594,373	1,054,837
Prepared foods	2,214,180	1,237,486	951,718
Exports	458,588	297,414	278,215
Other Products	109,964	145,019	99,023
Total U.K. and Europe reportable segment	3,934,062	3,274,292	2,383,793
Mexico reportable segment:
Fresh products	1,515,453	1,210,952	1,245,976
Prepared foods	128,208	66,572	95,733
Other products	85,856	44,068	47,001
Total Mexico reportable segment	1,729,517	1,321,592	1,388,710
Total net sales	$14,777,458	$12,091,901	$11,409,219
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
Purchase Obligations
The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, wheat and energy. As of December 26, 2021, the Company was party to outstanding purchase contracts totaling $540.0 million payable in 2022, $2.8 million payable in 2023, $2.2 million in 2024, $2.1 million payable in 2025 and $16.4 million payable thereafter.
Operating Leases
Additional information regarding operating leases is included in “Note 4. Leases.”
Financial Instruments
The Company’s loan agreements generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (1) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (2) any tax, duty or other charge with respect to the loan (except standard income tax) or (3) capital adequacy requirements. In addition, some of the Company’s loan agreements contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law. These increased cost and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts the Company could be obligated to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.
Litigation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Tax Claims and Proceedings
During 2014 and 2015, the Mexican tax authorities opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“PPC Mexico”) in regards to tax years 2009 and 2010, respectively. In both instances, the Mexican tax authorities claim that controlled company status did not exist for certain subsidiaries because PPC Mexico did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Comercializadora de Carnes de México S. de R.L. de C.V. (both in 2009) and Pilgrim’s Pride, S. de R.L. de C.V. (in 2010). As a result, according to the tax authorities, PPC Mexico should have considered dividends paid out of these subsidiaries partially taxable since a portion of the dividend amount was not paid from the net tax profit account (CUFIN). PPC Mexico is currently appealing. Amounts under appeal are $29.6 million and $17.9 million for tax years 2009 and 2010, respectively. No loss has been recorded for these amounts at this time.
In re Broiler Chicken Antitrust Litigation
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois (“Illinois Court”) against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws (the “Broilers Litigation”). The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The putative class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers (the “DPPs”) and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and September 1, 2021, 82 individual direct action complaints were filed with the Illinois Court by individual purchaser entities (“DAPs”) naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. Subsequent amendments to certain complaints added allegations of price fixing and bid rigging on certain sales. On June 17, 2021, the Illinois Court issued a revised scheduling order through trial, under which merits fact discovery for defendants and most plaintiffs closed on July 31, 2021, with additional discovery of subsequent DAPs proceeding in six month increments following consolidation of each DAP complaint. On February 8, 2022, the Illinois Court issued a revised scheduling order for certain plaintiffs who limited their claims to reduction of output, which sets the first trial date in the Fall 2023. The schedule for the rest of the plaintiffs is still awaiting an order from the Illinois Court.
On January 11, 2021, PPC announced that it had entered into an agreement to settle all claims made by the DPPs. The Illinois Court granted final approval of the settlement on June 29, 2021. As a result of this agreement PPC recorded an expense of $75.0 million in Selling, general and administrative expense in the Consolidated Statement of Income during the year ended December 27, 2020. Pursuant to this agreement, PPC paid the DPPs this amount during the three months ended March 28, 2021.
On July 28, 2021, PPC and the putative End-User Consumer Indirect Purchaser Plaintiff Class (“EUCPs”) reached an agreement to settle all claims. The Illinois Court granted final approval of the settlement on December 20, 2021. In addition, on August 3, 2021, PPC and the putative Commercial and Institutional Indirect Purchaser Plaintiff Class (“CIIPPs”) reached an agreement to settle all claims, which is subject to approval by the Illinois Court. The Illinois Court granted preliminary approval of the settlement on January 14, 2022 and a final approval hearing is scheduled for April 18, 2022. Under the terms of these settlements, PPC paid the EUCPs an amount of $75.5 million and has agreed to pay the CIIPPs an amount of $45.0 million to release all outstanding claims brought by such classes. As a result of these agreements, PPC recognized the expense within Selling, general and administrative expense in the Consolidated Statement of Income for the three months ended September 26, 2021.
The settlements with the DPPs, EUCPs and CIIPPs do not cover the claims of the DAPs or other parties who have or will opt out of such settlements (collectively, the “Opt Outs”). PPC will therefore continue to litigate against such Opt Outs and will seek reasonable settlements where they are available. PPC has recognized an expense of $489.3 million to cover both negotiated and potential settlements with various Opt Outs. PPC recognized this expense within Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 26, 2021.
On February 21, 2017, the Attorney General of Florida (“Florida AG”), issued a civil investigative demand (“CID”) regarding the broiler chicken market. The CID requests, among other things, data and information related to the acquisition and processing of broiler chickens and the sale of chicken products. PPC is cooperating with the Florida AG in producing documents pursuant to the CID.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On August 6, 2020, the Attorney General of Washington (“Washington AG”), issued a CID regarding similar broiler chicken matters that are the subject of the Florida CID. PPC cooperated with the Washington AG in producing documents pursuant to the CID. On October 28, 2021, the Washington AG filed a complaint in the King County Superior Court for the State of Washington. The complaint alleges the same claims as those made in the Broilers Litigation under Washington state law. PPC filed its answer to the complaint on January 21, 2022.
On September 1, 2020, the Attorney General of New Mexico filed a complaint in the First Judicial District Court in the County of Santa Fe, New Mexico. The complaint alleges the same claims as those made in the Broilers Litigation under New Mexico state law. PPC filed its answer to the complaint on February 1, 2021.
On February 22, 2021, the Attorney General of Alaska filed a complaint in Superior Court in the Third Judicial District in Anchorage, Alaska. The complaint alleges the same claims as those made in the Broilers Litigation under Alaska state law. PPC filed its answer to the complaint on June 14, 2021.
On each of February 24, 2021 and May 4, 2021, the Attorney General of Louisiana (“Louisiana AG”), issued a CID regarding similar broiler chicken matters that are the subject of the Florida CID. PPC is cooperating with the Louisiana AG in producing documents pursuant to the CIDs.
Other Claims and Proceedings
On October 20, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado (“Colorado Court”) against PPC and its named executive officers (the “Hogan Litigation”). The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the Broilers Litigation, (2) its conduct constituted a violation of federal antitrust laws and (3) PPC’s revenues during the class period were the result of illegal conduct. The complaint seeks compensatory damages as well as attorneys’ fees and costs. On April 4, 2017, the Colorado Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2016. PPC and the other defendants moved to dismiss the amended complaint on June 12, 2017, and on March 14, 2018, the Colorado Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Colorado Court’s decision and for permission to file a second amended complaint. On November 19, 2018, the Colorado Court denied the plaintiff’s motion for reconsideration, but granted the plaintiff leave to file a second amended complaint. On June 8, 2020, the plaintiff filed a second amended complaint against the same defendants, based in part on the Indictment (defined below). On July 31, 2020, defendants filed a motion to dismiss the second amended complaint. The Colorado Court granted the motion to dismiss on April 19, 2021, and issued judgment in favor of the defendants. On May 17, 2021, the plaintiff filed a motion for amended judgment, which the Colorado Court denied on November 29, 2021. The plaintiff then filed a notice of appeal on December 28, 2021, and the appeal has been opened in the Tenth Circuit, which PPC will oppose in due course. The appeal is expected to be fully briefed by April 15, 2022.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the U.S. District Court for the Eastern District of Oklahoma (the “Oklahoma Court”) alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Antitrust Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed class action complaint and was styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS. The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Oklahoma Court granted only certain other defendants’ motions challenging jurisdiction. On January 6, 2020, the Oklahoma Court denied the motion to dismiss, and lifted the stay on discovery. On October 6, 2020, the plaintiffs filed a motion with the U.S. Judicial Panel on Multidistrict Litigation (“JPML”) seeking consolidation of a series of copycat complaints filed in September and October 2020 in the U.S. District Courts for the District of Colorado, the District of Kansas, and the Northern District of California. On December 15, 2020, the JPML ordered the transfer of all cases to the Oklahoma Court for consolidated or coordinated pretrial proceedings. On November 8, 2021, the Oklahoma Court entered a revised case management order in the multi-district litigation setting a deadline of August 1, 2022 for the close of fact discovery. That order also set a deadline of March 17, 2023 for the filing of class certification motions, with deadlines of April 28, 2023 for opposition briefing and June 9, 2023 for reply briefing. Under the order, motions for summary judgment are to be filed on July 31, 2023, with oppositions and replies due September 22, 2023, and October 13, 2023, respectively. PPC has recognized an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
estimate of probable loss as expense that is subject to change. PPC recognized this expense within Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 26, 2021.
On March 9, 2017, a stockholder derivative action, DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of PPC’s directors and its then-Chief Executive Officer, William Lovette, and its then-Chief Financial Officer, Fabio Sandri, in the Nineteenth Judicial District Court for the County of Weld in Colorado (the “Weld County Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the Broilers Litigation, and issuing false and misleading statements as alleged in the Hogan Litigation. On April 17, 2017, a related stockholder derivative action, Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of PPC’s directors and Messrs. Lovette and Sandri in the Weld County Court. The Brima complaint contains largely the same allegations as the DiSalvio complaint. The DiSalvio and Brima litigations (collectively, the “Derivative Litigation”) were consolidated on May 4, 2017. On October 14, 2020, an amended shareholder derivative complaint was filed that added former PPC executives Jayson Penn, Roger Austin and Jimmie Little as named defendants and alleges, among other things, that the named defendants breached their fiduciary duties by (1) failing to prevent PPC from engaging in an antitrust conspiracy as alleged in the Broilers Litigation, the Indictment (as defined below), and other related proceedings; and (2) failing to prevent the issuance of false and misleading statements as alleged in the Hogan Litigation and the UFCW Litigation (as defined below). The Derivative Litigation was stayed, pending the resolution of the motion to dismiss in the Hogan Litigation described above. Following the Colorado Court granting defendants’ motion to dismiss in the Hogan Litigation, the stay was lifted. The parties then filed a joint motion to continue the stay pending the Colorado Court’s decision on the motion for amended judgment, which the Weld County Court granted on June 22, 2021. Upon the Colorado Court’s denial of plaintiff’s motion for amended judgment in the Hogan Litigation, the stay was again lifted. On February 4, 2022, the Weld County Court ordered another stay until the earlier of (1) resolution of the appeal in the Hogan Litigation or (2) an order ruling on the motion to dismiss in the UFCW Litigation.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (“Maryland Court”) against PPC and a number of other chicken producers, as well as Webber, Meng, Sahl & Company and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. On November 12, 2019, the Maryland Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs amended their complaint on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint, but was extended to include more class members and turkey processors as well as chicken processors. The defendants filed motions to dismiss the consolidated amended complaint on March 2, 2020. The Maryland Court dismissed PPC and a number of other defendants on September 16, 2020 without prejudice. The plaintiffs subsequently filed amended complaints on November 2, 2020 re-naming PPC and the other dismissed defendants. Defendants moved to dismiss on December 18, 2020, which the Maryland Court denied on March 10, 2021. On June 14, 2021, PPC entered into a binding Settlement Agreement to settle all claims with the putative class of Plant Workers for $29.0 million and paid the plaintiffs this amount during the third quarter of 2021. PPC recognized this expense in Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 26, 2021. On December 17, 2021, the plaintiffs filed a motion for leave to amend their complaint. The motion will not be fully briefed until March 4, 2022 at the earliest, and the Maryland Court will have to rule on the motion. The PPC Settlement Agreement is still subject to final approval by the Maryland Court.
On July 6, 2020, United Food and Commercial Workers International Union Local 464A (“UFCW”), acting on behalf of itself and a putative class of persons who purchased shares of PPC stock between February 9, 2017 and June 3, 2020, filed a class action complaint in the Colorado Court against PPC, and Messrs. Lovette, Penn, and Sandri (the “UFCW Litigation”). The complaint alleges, among other things, that PPC’s public statements regarding its business and the drivers behind its financial results were false and misleading due to the defendants’ purported failure to disclose its participation in an antitrust conspiracy as alleged in the Broilers Litigation and the Indictment (defined below). On September 4, 2020, UFCW and the New Mexico State Investment Council (“NMSIC”) filed competing motions to be appointed lead plaintiff under the Private Litigation Securities Reform Act, and on March 17, 2021, the court appointed NMSIC as lead plaintiff. On May 26, 2021, NMSIC filed an amended complaint, and PPC and the other defendants moved to dismiss the amended complaint on July 19, 2021, which is now fully briefed. The Colorado Court’s decision on the motion to dismiss is currently pending.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DOJ Antitrust Matter
On July 1, 2019, the DOJ issued a subpoena to PPC in connection with its investigation arising from the Broilers Litigation. The Company has been cooperating with the DOJ investigation.
On June 3, 2020, PPC learned of an indictment by a Grand Jury in the Colorado Court against Jayson Penn, the chief executive officer and president of PPC at that time, in addition to two former employees of PPC and a former employee of a different company (the “Indictment”). The Indictment alleges that the defendants entered into and engaged in a conspiracy to suppress and eliminate competition by rigging bids and fixing prices and other price-related terms for broiler chicken products sold in the U.S., in violation of Section 1 of the Sherman Antitrust Act. On June 4, 2020, PPC learned that Mr. Penn pleaded not guilty to the charges. Effective June 15, 2020, Mr. Penn began a paid leave of absence from PPC. In connection with Mr. Penn’s leave of absence, PPC’s Board of Directors appointed the Chief Financial Officer of PPC, Mr. Sandri, to serve in the additional role of PPC’s interim President and Chief Executive Officer. On September 22, 2020, PPC disclosed that Mr. Penn was no longer with the Company. On the same day, PPC’s Board of Directors appointed Mr. Sandri as PPC’s President and Chief Executive Officer in addition to his role as Chief Financial Officer. On February 10, 2021, PPC appointed Matthew Galvanoni to succeed Mr. Sandri in his role as Chief Financial Officer, effective March 15, 2021.
On October 6, 2020, PPC learned of a superseding indictment by a Grand Jury in the Colorado Court against former Chief Executive Officer of PPC, William Lovette, one additional former employee of PPC, and four employees of different companies (the “Superseding Indictment” and together with the Indictment, the “First Indictment”). The Superseding Indictment alleges similar claims to the Indictment.
On October 13, 2020, the Company announced that it had entered into a plea agreement (the “Plea Agreement”) with the DOJ pursuant to which the Company agreed to (1) plead guilty to one count of conspiracy in restraint of competition involving sales of broiler chicken products in the U.S. in violation of Section 1 of the Sherman Antitrust Act, and (2) pay a fine of $110.5 million. The Company recognized the fine as expense which is included in Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 27, 2020. Under the Plea Agreement, the DOJ agreed not to bring further charges against the Company for any antitrust violation involving the sale of broiler chicken products in the U.S. occurring prior to the date of the Plea Agreement. On February 23, 2021, the Colorado Court approved the Plea Agreement and assessed as an amended fine of $107.9 million. The Company continues to cooperate with the DOJ in connection with the ongoing federal antitrust investigation into alleged price fixing and other anticompetitive conduct in the broiler chicken industry.
On July 29, 2021, PPC learned of an additional indictment by a Grand Jury in the Colorado Court against four former employees of PPC (the “Second Indictment”), which alleged similar claims to the First Indictment.
A trial pursuant to the First Indictment commenced on October 25, 2021 and ended on December 16, 2021. The jury did not return a verdict and the Court declared a mistrial. The DOJ is expected to retry the case beginning on February 22, 2022. A trial pursuant to the Second Indictment is currently scheduled to begin on July 18, 2022.
On February 9, 2022, the Company learned that the DOJ has opened a civil investigation into human resources antitrust matters. The Company plans to cooperate when a CID is served.
The U.S. government’s recent focus and attention on market dynamics in the meat processing industry could expose PPC to additional costs and risks.
21.    MARKET RISKS AND CONCENTRATIONS
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. The Company does not have a single customer that exceeds the 10% of net sales. For the year ended December 26, 2021, our largest single customer was 7.1% of net sales. The Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.
As of December 26, 2021, we employed almost 59,400 persons. Approximately 45.4% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2021 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
As of December 26, 2021, the aggregate carrying amount of net assets belonging to our Mexico and U.K. and Europe reportable segments was $1.1 billion and $3.2 billion, respectively. As of December 27, 2020, the aggregate carrying amount of net assets belonging to our Mexico and U.K. and Europe reportable segments was $922.5 million and $2.3 billion, respectively.
SCHEDULE II
PILGRIM’S PRIDE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged to Operating Results	Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Trade Accounts and Other Receivables—
Allowance for Credit Losses:
2021	$7,173	$2,243	$51	$(206)	(a)	$9,673
2020	7,467	94	186	574	(a)	7,173
2019	8,057	1,690	110	2,390	(a)	7,467
Trade Accounts and Other Receivables—
Allowance for Sales Adjustments:
2021	$6,002	$234,735	$—	$229,265	(b)	$11,472
2020	8,380	287,193	—	289,571	(b)	6,002
2019	12,987	267,165	—	271,772	(b)	8,380
Deferred Tax Assets—
Valuation Allowance:
2021	$33,678	$(9,417)	$—	$—	(c)	$24,261
2020	33,522	156	—	—	(c)	33,678
2019	26,150	—	8,190	818	(c)	33,522
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 26, 2021. Consistent with guidance issued by the SEC for a recently acquired business, management excluded the internal control over financial reporting of Pilgrim’s Food Masters from its evaluation of the effectiveness of the Company’s disclosure controls and procedures total assets and net sales of Pilgrim’s Food Masters, which the Company acquired on September 24, 2021, of $1.3 billion and $293.6 million, respectively as of and for the year ended December 26, 2021. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 26, 2021, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 26, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As mentioned above, the Company acquired Pilgrim’s Food Masters on September 24, 2021. The Company is in the process of reviewing the internal control structure of Pilgrim’s Food Masters and, if necessary, will make appropriate changes as it integrates Pilgrim’s Food Masters into the Company's overall internal control over financial reporting process.
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
PPC’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2021 based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control Integrated Framework (2013). The Company’s evaluation of internal control over financial reporting did not include the internal control over financial reporting of Pilgrim’s Food Masters, which the Company acquired on September 24, 2021. Total assets and revenue of Pilgrim’s Food Masters included in our Consolidated Financial Statements as of and for year ended December 26, 2021 were $1.3 billion and $293.6 million, respectively. Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 26, 2021.
KPMG LLP, an independent registered public accounting firm which audited our Consolidated Financial Statements included in this Form 10-K, has issued an unqualified report on the effectiveness of the Company’s internal control over financial reporting as of December 26, 2021. That report is included in Part I, Item 8. Financial Statements and Supplementary Data, of this annual report.

Item 9B. Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
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
The other information required by Item 10 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan Category(a)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(b)	Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by securities holders	972,359	$20.25	1,027,649
Equity compensation plans not approved by securities holders	—	—	—
Total	972,359	$20.25	1,027,649
(a)The table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 26, 2021. For additional information concerning terms of the LTIP, see Part II. Item 8, Notes to Consolidated Financial Statements, “Note 16. Incentive Compensation” in this annual report.
(b)These amounts represent restricted stock units outstanding, but not yet vested, under the 2019 LTIP as of December 26, 2021.
The other information required by Item 12 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

The information required by Item 14 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.

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

2.4
Share Purchase Agreement, dated as of June 17, 2021, by and among Kerry Group plc, Pilgrim's Pride Corporation, Onix Investments UK Limited and Arkose Investments ULC (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (No. 001-09273) filed on July 29, 2021).

2.5
Side Letter to the Sale and Purchase Agreement, dated as of September 24, 2021, by and among Kerry Group plc, Pilgrim's Pride Corporation, Onix Investments UK Limited and Arkose Investments ULC (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (No. 001-09273) filed on October 28, 2021).

3.1	Amended and Restated Certificate of Incorporation of the Company. (incorporated by reference from Exhibit 3.1 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

3.2	Amended and Restated Corporate Bylaws of the Company. (incorporated by reference from Exhibit 3.2 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

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

4.4	Form of Senior 5.875% Note due 2027 (included in Exhibit 4.3).

4.5
Indenture dated as of April 8, 2021 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc., Gold’n Plump Poultry, LLC, Gold’n Plump Farms, LLC, JFC LLC and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on April 9, 2021).

4.6	Form of Senior 4.25% Note due 2031 (included in Exhibit 4.5).

4.7
Indenture, dated as of September 2, 2021 among the Company, as issuer, Pilgrim's Pride Corporation of West Virginia, Inc., Gold'n Plump Poultry, LLC, Gold'n Plump Farms, LLC and JFC LLC, as Guarantors, and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 2, 2021).

4.8	Form of Senior 3.50% Note due 2032 (included in Exhibit 4.7).

4.9	Description of Securities Registered Pursuant to Section 12(b) of the Exchange Act.*

10.1	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 30, 2009). †

10.2	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 10, 2012). †

10.3
Multicurrency Revolving Facility Agreement, dated as of June 2, 2018, by and among Moy Park Holdings (Europe) Limited, certain of its subsidiaries, the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on June 12, 2018).

10.4
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

10.5	2019 Pilgrim’s Pride Corporation Long-Term Incentive Plan (incorporated by reference from Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on February 21, 2020).†

10.6
Fifth Amended and Restated Credit Agreement, dated as of August 9, 2021, by and among Pilgrim’s Pride Corporation, certain of its subsidiaries, CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on August 11, 2021, as amended on August 16, 2021).

10.7
Form of Stock Award Agreement under the Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2021).†

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

Item 16. Form 10-K Summary

    None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2022.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT that the undersigned officers and directors of Pilgrim’s Pride Corporation do hereby constitute and appoint Matthew Galvanoni as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorney-in-fact and agent, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gilberto Tomazoni	Chairman of the Board	February 18, 2022
Gilberto Tomazoni

/s/ Fabio Sandri	President and Chief Executive Officer	February 18, 2022
Fabio Sandri	(Principal Executive Officer)

/s/ Matthew Galvanoni	Chief Financial Officer and Chief Accounting Officer	February 18, 2022
Matthew Galvanoni	(Principal Financial Officer and Principal Accounting Officer)

/s/ Farha Aslam	Director	February 18, 2022
Farha Aslam

/s/ Arquimedes A. Celis	Director	February 18, 2022
Arquimedes A. Celis

/s/ Michael L. Cooper	Director	February 18, 2022
Michael L. Cooper

/s/ Wallim Cruz de Vasconcellos Junior	Director	February 18, 2022
Wallim Cruz de Vasconcellos Junior

/s/ Joanita Maria Maestri Karoleski	Director	February 18, 2022
Joanita Maria Maestri Karoleski

/s/ Ajay Menon	Director	February 18, 2022
Ajay Menon

/s/ Andre Nogueira de Souza	Director	February 18, 2022
Andre Nogueira de Souza

/s/ Vincent Trius	Director	February 18, 2022
Vincent Trius