Form 10-K/A
period 2021-12-26
PILGRIMS PRIDE CORP
filed 2022-03-15
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K/A

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
Auditor Name: KPMG LLP    Auditor Location: Denver, CO    Auditor Firm ID: 185

Explanatory Note
We are filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 26, 2021 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on February 18, 2022 (the “Original Filing Date”), solely to correct a mathematical error in the content of Item 7A. Quantitative and Qualitative Disclosures about Market Risk that resulted in an incorrect amount reported for feed purchases. An updated Item 7A. Quantitative and Qualitative Disclosures about Market Risk is included below.
Except as described above, no changes have been made to the Original Form 10-K and this Amendment No. 1 does not modify, amend or update in any way any of the financial information contained in Item 8. Financial Statements and Supplementary Data or other information in the Original Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.
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

PART II
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

	Year Ended December 26, 2021
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed purchases(a)	$4,101,532	$410,153
Feed inventory(b)	190,161	19,016
(a)Based on our feed consumption, a 10% increase in the price of our feed purchases will increase cost of sales for the year ended December 26, 2021.
(b)A 10% increase in ending feed ingredient prices will increase inventories as of December 26, 2021.

	December 26, 2021
	Amount	Impact of 10% Increase to the Fair Value of Commodity Derivative Assets
	(In thousands)
Commodity derivative assets(a)	$8,678	$868
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
Exhibit Number

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
Date: March 15, 2022
By:	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer