Form 10-Q
period 2022-03-27
PILGRIMS PRIDE CORP
filed 2022-04-28
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of April 27, 2022, was 240,329,764.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 27, 2022	December 26, 2021
	(In thousands)
Cash and cash equivalents	$725,540	$427,661
Restricted cash and cash equivalents	30,258	22,460
Trade accounts and other receivables, less allowance for doubtful accounts	1,071,102	1,013,437
Accounts receivable from related parties	1,079	1,345
Inventories	1,708,995	1,575,658
Income taxes receivable	14,407	27,828
Prepaid expenses and other current assets	241,444	237,565
Total current assets	3,792,825	3,305,954
Deferred tax assets	5,191	5,314
Other long-lived assets	32,069	32,410
Operating lease assets, net	339,102	351,226
Intangible assets, net	938,564	963,243
Goodwill	1,320,100	1,337,252
Property, plant and equipment, net	2,890,016	2,917,806
Total assets	$9,317,867	$8,913,205

Accounts payable	$1,440,802	$1,378,077
Accounts payable to related parties	8,044	22,317
Revenue contract liabilities	21,522	22,321
Accrued expenses and other current liabilities	815,259	859,885
Income taxes payable	153,986	81,977
Current maturities of long-term debt	36,162	26,246
Total current liabilities	2,475,775	2,390,823
Noncurrent operating lease liabilities, less current maturities	262,830	271,366
Long-term debt, less current maturities	3,377,893	3,191,161
Deferred tax liabilities	344,492	369,185
Other long-term liabilities	63,271	101,736
Total liabilities	6,524,261	6,324,271
Common stock	2,616	2,614
Treasury stock	(372,157)	(345,134)
Additional paid-in capital	1,966,066	1,964,028
Retained earnings	1,284,007	1,003,569
Accumulated other comprehensive loss	(98,902)	(47,997)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,781,630	2,577,080
Noncontrolling interest	11,976	11,854
Total stockholders’ equity	2,793,606	2,588,934
Total liabilities and stockholders’ equity	$9,317,867	$8,913,205
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 27, 2022	March 28, 2021
	(in thousands, except per share data)
Net sales	$4,240,395	$3,273,425
Cost of sales	3,698,415	3,012,182
Gross profit	541,980	261,243
Selling, general and administrative expense	139,967	102,779
Operating income	402,013	158,464
Interest expense, net of capitalized interest	36,296	30,334
Interest income	(1,274)	(2,366)
Foreign currency transaction losses	11,536	2,514
Miscellaneous, net	(324)	(7,844)
Income before income taxes	355,779	135,826
Income tax expense	75,219	35,358
Net income	280,560	100,468
Less: Net income attributable to noncontrolling interests	122	260
Net income attributable to Pilgrim’s Pride Corporation	$280,438	$100,208

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	243,670	243,580
Effect of dilutive common stock equivalents	630	278
Diluted	244,300	243,858

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$1.15	$0.41
Diluted	$1.15	$0.41
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 27, 2022	March 28, 2021
	(In thousands)
Net income	$280,560	$100,468
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	(58,202)	33,291
Derivative financial instruments designated as cash flow hedges:
Gains arising during the period	528	1,468
Income tax effect	—	7
Reclassification to net earnings for losses (gains) realized	157	(168)
Income tax effect	(42)	(32)
Defined benefit plans:
Gains arising during the period	8,651	29,227
Income tax effect	(2,172)	(6,330)
Reclassification to net earnings of losses realized	232	571
Income tax effect	(57)	(135)
Total other comprehensive income (loss), net of tax	(50,905)	57,899
Comprehensive income	229,655	158,367
Less: Comprehensive income attributable to noncontrolling interests	122	260
Comprehensive income attributable to Pilgrim’s Pride Corporation	$229,533	$158,107
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended March 27, 2022	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,964,028	$1,003,569	$(47,997)	$11,854	$2,588,934
Net income	—	—	—	—	—	280,438	—	122	280,560
Other comprehensive loss, net of tax	—	—	—	—	—	—	(50,905)	—	(50,905)
Stock-based compensation plans:
Common stock issued under compensation plans	221	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	2,040	—	—	—	2,040
Common stock purchased under share repurchase plan	—	—	(1,158)	(27,023)	—	—	—	—	(27,023)
Balance at March 27, 2022	261,568	$2,616	(18,831)	$(372,157)	$1,966,066	$1,284,007	$(98,902)	$11,976	$2,793,606

Three Months Ended March 28, 2021	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 27, 2020	261,185	$2,612	(17,673)	$(345,134)	$1,954,334	$972,569	$(20,620)	$11,586	$2,575,347
Net income	—	—	—	—	—	100,208	—	260	100,468
Other comprehensive income, net of tax	—	—	—	—	—	—	57,899	—	57,899
Stock-based compensation plans:
Common stock issued under compensation plans	153	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	2,042	—	—	—	2,042
Balance at March 28, 2021	261,338	$2,613	(17,673)	$(345,134)	$1,956,375	$1,072,777	$37,279	$11,846	$2,735,756
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 27, 2022	March 28, 2021
	(In thousands)
Cash flows from operating activities:
Net income	$280,560	$100,468
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	102,142	86,532
Deferred income tax expense (benefit)	(21,917)	12,483
Stock-based compensation	1,963	2,042
Loss (gain) on property disposals	1,855	(2,396)
Loan cost amortization	1,280	1,215
Accretion of discount related to Senior Notes	429	246
Loss (gain) on equity-method investments	8	(4)
Amortization of premium related to Senior Notes	—	(167)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(66,669)	(54,892)
Inventories	(146,035)	(82,550)
Prepaid expenses and other current assets	(5,889)	20,228
Accounts payable, accrued expenses and other current liabilities	(2,454)	(240,183)
Income taxes	84,780	25,440
Long-term pension and other postretirement obligations	(1,101)	(10,841)
Other operating assets and liabilities	(1,956)	(1,172)
Cash provided by (used in) operating activities	226,996	(143,551)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(81,578)	(102,167)
Purchase of acquired business, net of cash acquired	(4,847)	—
Proceeds from property disposals	849	13,074
Cash used in investing activities	(85,576)	(89,093)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	228,505	328,932
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(32,093)	(235,292)
Purchase of common stock under share repurchase plan	(27,023)	—
Payment of equity distribution under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	(1,961)	(650)
Payments of capitalized loan costs	(1,098)	—
Cash provided by financing activities	166,330	92,990
Effect of exchange rate changes on cash and cash equivalents	(2,073)	1,488
Increase (decrease) in cash, cash equivalents and restricted cash	305,677	(138,166)
Cash, cash equivalents and restricted cash, beginning of period	450,121	548,406
Cash, cash equivalents and restricted cash, end of period	$755,798	$410,240
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 120 countries. Our fresh products consist of refrigerated (nonfrozen) whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meat balls. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food-to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of March 27, 2022, Pilgrim’s had over 59,000 employees. As of March 27, 2022, PPC had the capacity to process approximately 43.3 million birds per 5-day work week for a total of more than 12.8 billion pounds of live chicken annually. Approximately 4,780 contract growers supply chicken for the Company’s operations. As of March 27, 2022, PPC had the capacity to process approximately 49,500 pigs per 5-day work week for a total of 534.2 million pounds of live pork annually and approximately 240 contract growers supply pork for the Company’s operations. As of March 27, 2022, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 80.5% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2022 are not necessarily indicative of the results that may be expected for the year ending December 25, 2022. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 26, 2021.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2022) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The three months ended March 27, 2022 represents the period from December 27, 2021 through March 27, 2022. The three months ended March 28, 2021 represents the period from December 28, 2020 through March 28, 2021.
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
The functional currency of the Company’s U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and the Republic of Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company’s operations in France, the Netherlands and the Republic of Ireland

is the euro. For foreign currency-denominated entities other than the Company’s Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. For the Company’s Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records, as well as foreign currency transaction gains and losses, are reflected in Foreign currency transaction losses (gains) in the Condensed Consolidated Statements of Income.
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
The following table reconciles cash, cash equivalents and restricted cash as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 27, 2022	December 26, 2021
	(In thousands)
Cash and cash equivalents	$725,540	$427,661
Restricted cash	30,258	22,460
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$755,798	$450,121
Recent Accounting Pronouncements Adopted as of March 27, 2022
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures for transactions with a government authority that are accounted for by a grant or contribution model. The guidance requires disclosure about the nature of certain government assistance received, the accounting treatment for the transactions, and the effect of the transactions on the financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted as of March 27, 2022
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the application of current GAAP to existing contracts, hedging relationships and other transactions affected by reference rate reform. The new guidance will ease the transition to new reference rates by allowing entities to update contracts and hedging relationships without applying many of the contract modification requirements specific to those contracts. The provisions of the new guidance will be effective beginning March 12, 2020, extending through December 31, 2022 with the option to apply the guidance at any point during that time period. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides further clarification on the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. Once an entity elects an expedient or exception it must be applied to all eligible contracts or transactions. We currently have hedging transactions and debt agreements that reference LIBOR and will apply the new guidance as these contracts are modified to reference other rates.
2.    BUSINESS ACQUISITION
On September 24, 2021, the Company acquired 100% of the equity of the Kerry Consumer Foods’ meats and meals businesses, collectively known as Pilgrim's Food Masters, for cash of £695.3 million, or $954.1 million, subject to working capital adjustments. The acquisition was funded with the Company’s recent senior notes offering and borrowings under the credit facility. During the first quarter of 2022, a payment of $4.8 million for working capital and net debt adjustments was paid to the sellers bringing the total cash paid to $958.9 million. The acquisition solidifies Pilgrim’s as a leading European food company. The specialty meats business is a leading manufacturer of branded and private label meats, meat snacks and food-to-
go products in the U.K. and the Republic of Ireland. The ready meals business is a leading ethnic chilled and frozen ready meals business in the U.K. The acquired operations are included in the Company’s U.K. and Europe reportable segment.
To date, transaction costs incurred in conjunction with this acquisition were approximately $19.1 million. These costs were expensed as incurred and are reflected within Selling, general and administrative expense in the Company’s Consolidated Statements of Income.
The results of operations of the acquired business since September 24, 2021 are included in the Company’s Condensed Consolidated Statements of Income. Net sales generated and net income generated by the acquired business during the three months ended March 27, 2022 totaled $260.7 million and $1.9 million, respectively.
The assets acquired and liabilities assumed in the acquisition were measured at their estimated fair values as of September 24, 2021 as set forth below. The excess of the purchase price over the preliminary fair value of the identified net assets was recorded as goodwill in the Company’s U.K. and Europe reportable segment. The factors contributing to the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition as well as the assembled workforce. Benefits include (1) complementary product offerings, (2) an enhanced footprint in the U.K. and the Republic of Ireland and (3) an enhanced position in the fast-growing plant-based protein, direct-to-consumer and hot food-to-go markets. The goodwill is not expected to be tax deductible for tax purposes. The initial accounting for this business combination is incomplete for certain intangible assets as additional information is necessary to conclude on assumptions used to establish the estimated fair values. The amounts recognized in these financial statements for this business combination thus have been determined only provisionally. We are currently completing fair value assessments with the assistance of third-party valuation specialists. Any adjustments identified in the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively. The cumulative effect of these adjustments will be recorded in the period of change.
The preliminary fair values recorded for the assets acquired and liabilities assumed for the acquisition are as follows (in thousands):

Preliminary
Cash and cash equivalents	$113
Trade accounts and other receivables	7,387
Inventories	60,341
Prepaid expenses and other current assets	1,727
Operating lease assets	14,648
Property, plant and equipment	247,133
Identifiable intangible assets	415,157
Other assets	335
Total assets acquired	746,841

Accounts payable	4,615
Other current liabilities	407
Operating lease liabilities	18,996
Deferred tax liabilities	114,701
Other long-term liabilities	2,612
Total liabilities assumed	141,331
Total identifiable net assets	605,510
Goodwill	353,397
Total consideration transferred	$958,907
The provisional valuation of identifiable intangible assets of $415.2 million consisted of: (1) trade names with indefinite lives of $214.0 million; (2) trade names of $36.8 million with useful lives ranging from 15 years to 20 years; and (3) customer and distributor relationships of $164.3 million with useful lives ranging from 15 years to 18 years.
The following unaudited pro forma information presents the combined financial results for the Company and PFM for 2021 as if the acquisition had been completed at the beginning of 2021:

Three Months Ended March 28, 2021
(In thousands, except per share amounts)
Net sales	$3,495,180
Net income attributable to Pilgrim's Pride Corporation	76,104
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	$0.31
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
Disaggregated Revenue

Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended March 27, 2022
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$2,087,621	$255,087	$133,797	$104,703	$2,581,208
U.K. and Europe	237,309	746,636	173,411	34,626	1,191,982
Mexico	410,420	36,141	—	20,644	467,205
Total net sales	$2,735,350	$1,037,864	$307,208	$159,973	$4,240,395

	Three Months Ended March 28, 2021
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$1,597,423	$194,272	$113,971	$93,893	$1,999,559
U.K. and Europe	386,886	376,122	79,382	12,345	854,735
Mexico	372,721	27,404	—	19,006	419,131
Total net sales	$2,357,030	$597,798	$193,353	$125,244	$3,273,425
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
Contract Balances
The Company receives payment from customers based on terms established with the customer. Payments are typically due within two weeks of delivery. Revenue contract liabilities relate to payments received in advance of satisfying the performance under the customer contract. The revenue contract liabilities relate to customer prepayments and the advanced consideration, such as cash, received from governmental agency contracts for which performance obligations to the end customer have not been satisfied.
Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 26, 2021	$22,321
Revenue recognized	(11,537)
Cash received, excluding amounts recognized as revenue during the period	10,738
Balance as of March 27, 2022	$21,522
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
The Company has elected not to apply the NPNS exemption to a fixed-price product sales contract with a certain customer in order to mitigate various risk exposures and to try to achieve an accounting result that aligns the accounting for the derivative with the economics achieved through the use of the derivative. Transactions originating from this contract are accounted for as undesignated derivatives and recognized at fair value.
The Company does not apply hedge accounting treatment to certain derivative financial instruments that it has purchased to mitigate commodity purchase exposures in the U.S. and Mexico or foreign currency transaction exposures on our Mexico operations. Therefore, the Company recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Foreign currency transaction losses (gains) and Cost of sales in the Condensed Consolidated Statements of Income.
The Company does apply hedge accounting treatment to certain derivative financial instruments related to its U.K. and Europe reportable segment that it has purchased to mitigate foreign currency transaction exposures. Before the settlement date of the financial derivative instruments, the Company recognizes changes in the fair value of the cash flow hedge into accumulated other comprehensive income (“AOCI”). When the derivative financial instruments are settled, the amount in AOCI is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line item Net sales and Cost of sales in the Condensed Consolidated Statements of Income.
The Company did apply hedge accounting treatment in prior periods to a derivative financial instrument related to its U.S. reportable segment that it had purchased to mitigate variable interest rate exposures; however, this instrument disqualified from hedge accounting treatment in the current quarter due to a change in the variable interest rate used on the underlying instrument. Gains or losses related to the interest rate swap derivative financial instrument are included in the line item Interest expense, net of capitalized interest in the Condensed Consolidated Statements of Income.

Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	March 27, 2022	December 26, 2021
	(In thousands)
Fair values
Commodity derivative assets	$37,563	$17,567
Commodity derivative liabilities	(22,860)	(14,119)
Foreign currency derivative assets	768	518
Foreign currency derivative liabilities	(12,197)	(4,958)
Interest rate swap derivative liabilities	—	(98)
Sales contract derivative liabilities	(21,357)	(12,691)
Cash collateral posted with brokers(a)	30,258	22,459
Derivatives coverage(b):
Corn	35.0%	6.6%
Soybean meal	27.0%	11.8%
Period through which stated percent of needs are covered:
Corn	December 2022	December 2022
Soybean meal	January 2023	December 2022
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
    The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended
Gains (Losses) by Type of Contract (a)	March 27, 2022	March 28, 2021	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Foreign currency derivatives gain (loss)	$(13,300)	$5,340	Foreign currency transaction losses (gains)
Commodity derivative gain	31,540	17,378	Cost of sales
Sales contract derivative gain (loss)	(8,666)	(18,104)	Net sales
Total	$9,574	$4,614
(a)Amounts represent income (expenses) related to results of operations.
    The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three Months Ended
	March 27, 2022	March 28, 2021
	(In thousands)
Foreign currency derivatives	$523	$1,485
Interest rate swap derivatives	—	(29)
Total	$523	$1,456

	Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March, 27, 2022			Three Months Ended March 28, 2021
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,240,395	$3,698,415	$36,296	$3,273,425	$3,012,182	$30,334
Impact from cash flow hedging instruments:
Interest rates swaps	—	—	98	—	—	132
Foreign currency contracts	32	91	—	278	(22)	—
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent (income) expenses related to cost of sales and interest expense.
At March 27, 2022, the pre-tax deferred net losses on foreign currency derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months are $0.3 million. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
5.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	March 27, 2022	December 26, 2021
	(In thousands)
Trade accounts receivable	$1,001,967	$947,697
Notes receivable	18,946	18,697
Other receivables	59,900	56,716
Receivables, gross	1,080,813	1,023,110
Allowance for credit losses	(9,711)	(9,673)
Receivables, net	$1,071,102	$1,013,437

Accounts receivable from related parties(a)	$1,079	$1,345
(a)    Additional information regarding accounts receivable from related parties is included in “Note 16. Related Party Transactions.”
Activity in the allowance for credit losses was as follows:

March 27, 2022
(In thousands)
Balance, beginning of period	$(9,673)
Provision charged to operating results	(383)
Account write-offs and recoveries	487
Effect of exchange rate	(142)
Balance, end of period	$(9,711)

6.    INVENTORIES
Inventories consisted of the following:

	March 27, 2022	December 26, 2021(a)
	(In thousands)
Raw materials and work-in-process	$1,124,232	$1,034,518
Finished products	410,784	369,292
Operating supplies	87,822	87,332
Maintenance materials and parts	86,157	84,516
Total inventories	$1,708,995	$1,575,658
(a)    The inventory component amounts as of December 26, 2021 reported in this table differ from the inventory component amounts as of December 26, 2021 reported in our annual report on Form 10-K. We increased Operating supplies and Maintenance material and parts amounts as of December 26, 2021 by $10.7 million and $9.9 million, respectively, and decreased Raw materials and work-in-process and Finished products amounts as of December 26, 2021 by $10.2 million and $10.4 million, respectively, to conform to the inventory component amounts presented as of March 27, 2022.
7.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	March 27, 2022		December 26, 2021
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$29,048	$29,048	$48,851	$48,851
Gross realized gains during the three months ended March 27, 2022 and three months ended March 28, 2021 related to the Company’s available-for-sale securities were immaterial.
8.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the three months ended March 27, 2022 was as follows:

	December 26, 2021	Additions	Currency Translation	March 27, 2022
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	1,167,512	4,570	(21,722)	1,150,360
Mexico	127,804	—	—	127,804
Total	$1,337,252	$4,570	$(21,722)	$1,320,100
Additions shown in goodwill table above are primarily comprised of working capital adjustments made as part of the prior year business acquisitions. For additional information, refer to “Note 2. Business Acquisitions.”

Intangible assets consisted of the following:

	December 26, 2021	Additions	Amortization	Currency Translation	March 27, 2022
	(In thousands)
Cost:
Trade names not subject to amortization	$609,713	$—	$—	$(6,939)	$602,774
Trade names subject to amortization	114,268	—		(4,578)	109,690
Customer relationships	455,459	—	—	(5,738)	449,721
Non-compete agreements	320	—	—	—	320
Accumulated amortization:
Trade names	(49,901)	—	(1,076)	22	(50,955)
Customer relationships	(166,296)	—	(7,622)	1,252	(172,666)
Non-compete agreements	(320)	—	—	—	(320)
Intangible assets, net	$963,243	$—	$(8,698)	$(15,981)	$938,564
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
Non-compete agreements	3 years
At March 27, 2022, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its intangible assets subject to amortization at that date.
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	March 27, 2022	December 26, 2021
	(In thousands)
Land	$262,409	$260,079
Buildings	2,051,418	2,043,034
Machinery and equipment	3,608,105	3,594,482
Autos and trucks	76,700	76,710
Finance leases	5,710	5,710
Construction-in-progress	236,304	229,837
PP&E, gross	6,240,646	6,209,852
Accumulated depreciation	(3,350,630)	(3,292,046)
PP&E, net	$2,890,016	$2,917,806
The Company recognized depreciation expense of $93.4 million and $80.7 million during the three months ended March 27, 2022 and March 28, 2021, respectively.
During the three months ended March 27, 2022, Pilgrim’s spent $81.6 million on capital projects and transferred $73.8 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the three months ended March 27, 2022 to improve efficiencies and reduce costs. During the three months ended March 28, 2021, the Company spent $102.2 million on capital projects and transferred $68.3 million of completed projects from construction-in-progress to depreciable assets.
During the three months ended March 27, 2022, the Company sold certain PP&E for $0.8 million in cash and recognized a net loss of $1.9 million on these sales. PP&E sold during the three months ended March 27, 2022 consisted of miscellaneous equipment. During the three months ended March 28, 2021, the Company sold a broiler farm in Mexico, a processing plant within the U.K. and other miscellaneous equipment for cash of $13.1 million and recognized a net gain on these sales of $2.4 million.

The Company has closed or idled various facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of March 27, 2022, the carrying amounts of these idled assets totaled $37.2 million based on depreciable value of $191.3 million and accumulated depreciation of $154.1 million. During the three months ended March 27, 2022, the Company recognized additional impairment loss of $0.2 million incurred as a result of a tornado in Mayfield, Kentucky in December 2021 that significantly damaged two hatcheries and a feed mill.
As of March 27, 2022, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its property, plant and equipment held for use at that date.
10.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	March 27, 2022	December 26, 2021
	(In thousands)
Accounts payable:
Trade accounts	$1,345,826	$1,273,297
Book overdrafts	64,406	77,139
Other payables	30,570	27,641
Total accounts payable	1,440,802	1,378,077
Accounts payable to related parties(a)	8,044	22,317
Revenue contract liabilities(b)	21,522	22,321
Accrued expenses and other current liabilities:
Compensation and benefits	184,443	224,368
Current maturities of operating lease liabilities	79,074	82,947
Taxes	77,156	68,163
Insurance and self-insured claims	73,295	64,697
Litigation settlements(c)	69,000	172,440
Derivative liabilities(d)	56,414	31,866
Interest and debt-related fees	47,839	31,810
Accrued sales rebates	46,555	35,613
Other accrued expenses	181,483	147,981
Total accrued expenses and other current liabilities	815,259	859,885
Total	$2,285,627	$2,282,600
(a)    Additional information regarding accounts payable to related parties is included in “Note 16. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 3. Revenue Recognition.”
(c)    Additional information regarding litigation settlements is included in “Note 18. Commitments and Contingencies.”
(d)    Additional information regarding derivative liabilities is included in “Note 4. Derivative Financial Instruments.”

11.    INCOME TAXES
The Company recorded income tax expense of $75.2 million, a 21.1% effective tax rate, for the three months ended March 27, 2022 compared to income tax expense of $35.4 million, a 26.0% effective tax rate, for the three months ended March 28, 2021. The increase in income tax expense in 2022 resulted primarily from the increase of profit before income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 27, 2022, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the three months ended March 27, 2022 and March 28, 2021, there is a tax effect of $(2.3) million and $(6.5) million, respectively, reflected in other comprehensive income.
For the three months ended March 27, 2022 and March 28, 2021, there are immaterial tax effects reflected in income tax expense due to excess tax shortfalls related to stock-based compensation.
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
12.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	March 27, 2022	December 26, 2021
		(In thousands)
Senior notes payable at 3.50%	2032	$900,000	$900,000
Senior notes payable, net of discount, at 4.25%	2031	990,941	990,691
Senior notes payable, net of discount, at 5.875%	2027	846,045	845,866
Fifth Amended and Restated U.S. Credit Facility (defined below):
Term note payable at 2.09%	2026	692,812	506,250
Revolving note payable at 3.50%	2026	—	—
Pilgrim's Pride Limited Bank of Ireland Invoice Discounting Facility with notes payable at 2.25%	2022	9,911	—
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	2022	—	3
Finance lease obligations	Various	4,320	4,548
Long-term debt		3,444,029	3,247,358
Less: Current maturities of long-term debt		(36,162)	(26,246)
Long-term debt, less current maturities		3,407,867	3,221,112
Less: Capitalized financing costs		(29,974)	(29,951)
Long-term debt, less current maturities, net of capitalized financing costs		$3,377,893	$3,191,161

U.S. Senior Notes
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
On September 2, 2021, the Company completed a sale of $900.0 million in aggregate principal amount of its 3.50% senior notes due 2032 (“Senior Notes due 2032”). The Company used the proceeds, together with borrowings under the delayed draw term loan under its U.S. Credit Facility, to finance the acquisition of the Kerry Consumer Foods' meats and meals businesses (now Pilgrim’s Food Masters) and to pay related fees and expenses. Each issuance of the Senior Notes due 2032 is treated as a single class for all purposes under the September 2021 Indenture (defined below) and have the same terms.
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
U.S. Credit Facilities
On August 9, 2021, the Company, and certain of the Company’s subsidiaries entered into a Fifth Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto. The U.S. Credit Facility provides for an $800.0 million revolving credit commitment and a term loan commitment of up to $700.0 million (the “Term Loans”). The U.S. Credit Facility includes an incremental commitment and loan feature that allows the Company, subject to certain conditions, to increase the aggregate revolving loan and term loan commitments. The aggregate amount of incremental commitments and loans shall not exceed the sum of $500.0 million plus the maximum amount that would result in a senior secured leverage ratio, on a pro-forma basis, of not more than 3.00 to 1.00.
The revolving loan commitment under the U.S. Credit Facility matures on August 9, 2026. All principal on the Term Loans is due at maturity on August 9, 2026. Installments of principal are required to be made, in an amount equal to 1.25% of the original principal amount of the Term Loans, on a quarterly basis prior to the maturity date of the Term Loans beginning in January 2022. As of March 27, 2022, the Company had outstanding borrowings under the term loan commitment of $692.8 million. As of March 27, 2022, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $36.1 million and $763.9 million, respectively.
The U.S. Credit Facility includes an $80.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate, based on Company’s senior secured net leverage ratio, equal to (1) in the case of LIBOR loans, between LIBOR plus 1.25% and LIBOR plus 2.75% and (2) in the case of base rate loans, between the base rate plus 0.25% and the base rate plus 1.75%.
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
All obligations under the U.S. Credit Facility continue to be secured by first priority liens on (1) all present and future personal property of the the Company, and certain of the Company’s subsidiaries and the guarantors, including all material domestic and first-tier direct foreign subsidiaries, (2) all present and future shares of capital stock of the borrowers and guarantors, and (3) substantially all of the present and future assets of the Company and the guarantors under the U.S. Credit Facility. The Company is currently in compliance with the covenants under the U.S. Credit Facility.
Moy Park Bank of Ireland Revolving Facility Agreement
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “Bank of Ireland Revolver Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Bank of Ireland Revolver Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The multicurrency revolving loan commitments under the Bank of Ireland Revolver Agreement mature on June 2, 2023. Outstanding borrowings under the Bank of Ireland Revolver Agreement bear interest at a rate per annum equal to the sum of (1) LIBOR or, in relation to any loan in euros, EURIBOR, plus (2) a margin, ranging from 1.25% to 2.00% based on Leverage (as defined in the Bank of Ireland Revolver Agreement). All obligations under the Bank of Ireland Revolver Agreement are guaranteed by certain of Moy Park’s subsidiaries. As of March 27, 2022, the U.S. dollar-equivalent loan commitment and borrowing availability were both $131.8 million. As of March 27, 2022, there were no outstanding borrowings under the Bank of Ireland Revolver Agreement.
The Bank of Ireland Revolver Agreement contains representations and warranties, covenants, indemnities and conditions that the Company believes are customary for transactions of this type. Pursuant to the terms of the Bank of Ireland Revolver Agreement, Moy Park is required to meet certain financial and other restrictive covenants. Additionally, Moy Park is prohibited from taking certain actions without consent of the lenders, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, permitting liens or other encumbrances on its assets and making restricted payments, including dividends, in each case except as expressly permitted under the Bank of Ireland Revolver Agreement. The Bank of Ireland Revolver Agreement contains events of default that the Company believes are customary for transactions of this type. If a default occurs, any outstanding obligations under the Bank of Ireland Revolver Agreement may be accelerated.
Pilgrim’s Pride Ltd Bank of Ireland Invoice Discounting Agreement

On June 18, 2021, Pilgrim’s Pride Ltd. entered into a secured multicurrency factoring agreement (the “Bank of Ireland Invoice Discounting Facility Agreement”) with the Bank of Ireland (UK) plc. The Bank of Ireland Invoice Discounting Facility Agreement provides for a multicurrency factoring loan commitment of up to £25.0 million. The multicurrency factoring loan commitment under the Bank of Ireland Invoice Discounting Facility Agreement matures on June 17, 2022. Outstanding borrowings under the Bank of Ireland Invoice Discounting Facility Agreement bear interest at a rate per annum equal to the base rate as defined by Bank of Ireland (UK) plc based on the one week EURIBOR or LIBOR plus a margin of 1.5%. As of

March 27, 2022, the U.S. dollar-equivalent of the loan commitment was $32.1 million. As of March 27, 2022, there was $9.9 million outstanding borrowings under the Bank of Ireland Invoice Discounting Facility Agreement.
The Bank of Ireland Invoice Discounting Facility Agreement contains representations and warranties, covenants, indemnities and conditions that the Company believes are customary for transactions of this type. Pursuant to the terms of the Bank of Ireland Invoice Discounting Facility Agreement, Pilgrim's Pride Ltd. is required to meet certain financial and other restrictive covenants. Additionally, Pilgrim's Pride Ltd. is prohibited from taking certain actions without consent of the lender, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions and permitting liens or other encumbrances on its assets, in each case except as expressly permitted under the Bank of Ireland Invoice Discounting Facility Agreement. The Bank of Ireland Invoice Discounting Facility Agreement contains events of default that the Company believes are customary for transactions of this type. If a default occurs, any outstanding obligations under the Bank of Ireland Discounting Facility Agreement may be accelerated.
Mexico Credit Facility
On December 14, 2018, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is 1.5 billion Mexican pesos and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.5%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of March 27, 2022, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $74.9 million. As of March 27, 2022, there were no outstanding borrowings under the Mexico Credit Facility.
13.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The following tables provide information regarding the changes in accumulated other comprehensive income (loss):

	Three Months Ended March 27, 2022(a)
	Gains (Losses) Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Total
	(In thousands)
Balance, beginning of period	$27,241	$(2,365)	$(72,873)	$(47,997)
Other comprehensive income before reclassifications	(58,202)	523	6,479	(51,200)
Amounts reclassified from accumulated other comprehensive income to net income	—	115	175	290
Currency translation	—	5	—	5
Net current period other comprehensive income (loss)	(58,202)	643	6,654	(50,905)
Balance, end of period	$(30,961)	$(1,722)	$(66,219)	$(98,902)
(a)     All amounts are net of tax. Amounts in parentheses represent income (expenses) related to results of operations.

	Three Months Ended March 28, 2021(a)
	Gains Related to Foreign Currency Translation	Gains on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Total
	(In thousands)
Balance, beginning of period	$82,782	$(1,191)	$(102,211)	$(20,620)
Other comprehensive income before reclassifications	33,291	1,463	22,897	57,651
Amounts reclassified from accumulated other comprehensive loss to net income	—	(200)	436	236
Currency translation	—	12	—	12
Net current period other comprehensive income	33,291	1,275	23,333	57,899
Balance, end of period	$116,073	$84	$(78,878)	$37,279
(a)    All amounts are net of tax. Amounts in parentheses represent income (expenses) related to results of operations.

	Amount Reclassified from Accumulated Other Comprehensive Income(a)
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 27, 2022	Three Months Ended March 28, 2021	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gain on settlement of foreign currency derivatives classified as cash flow hedges	$32	$278	Net sales
Realized gain (loss) on settlement of foreign currency derivatives classified as cash flow hedges	(91)	22	Cost of sales
Realized loss on settlement of interest rate swap derivatives classified as cash flow hedges	(98)	(132)	Interest expense, net of capitalized interest
Amortization of pension and other postretirement plan actuarial losses(b)	(232)	(571)	Miscellaneous, net
Total before tax	(389)	(403)
Tax expense	99	167
Total reclassification for the period	$(290)	$(236)
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
Share Repurchase Plan and Treasury Stock
On March 8, 2022, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company repurchased shares through open market purchases. As of March 27, 2022, the Company repurchased approximately 1.2 million shares under this plan with a market value of approximately $27.0 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock.
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
14.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”)

the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan (the “Tulip Plan”) and the Geo Adams Group Pension Fund (the “Geo Adams Plan”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $6.4 million and $5.3 million in the three months ended March 27, 2022 and March 28, 2021, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Three Months Ended
	March 27, 2022		March 28, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$373,062	$1,346	$404,194	$1,593
Interest cost	1,508	4	1,450	5
Actuarial gain	(29,146)	(56)	(27,980)	(53)
Benefits paid	(4,810)	(26)	(4,583)	(42)
Currency translation loss	161	—	3,674	—
Projected benefit obligation, end of period	$340,775	$1,268	$376,755	$1,503

	Three Months Ended
	March 27, 2022		March 28, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of period	$326,409	$—	$305,983	$—
Actual return on plan assets	(18,246)	—	4,291	—
Contributions by employer	3,287	26	3,916	42
Benefits paid	(4,810)	(26)	(4,828)	(42)
Expenses paid from assets	(115)	—	(78)	—
Currency translation gain	116	—	3,145	—
Fair value of plan assets, end of period	$306,641	$—	$312,429	$—

	March 27, 2022		December 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Funded status:
Unfunded benefit obligation, end of period	$(34,134)	$(1,268)	$(46,653)	$(1,346)

	March 27, 2022		December 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period
Current liability	$(4,053)	$(169)	$(6,063)	$(157)
Long-term liability	(30,081)	(1,099)	(40,590)	(1,189)
Recognized liability	$(34,134)	$(1,268)	$(46,653)	$(1,346)

	March 27, 2022		December 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in accumulated other comprehensive loss at end of period
Net actuarial loss	$49,441	$62	$58,143	$118
The accumulated benefit obligation for the Company’s defined benefit pension plans was $340.8 million and $373.1 million at March 27, 2022 and December 26, 2021, respectively. Each of the Company’s defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both March 27, 2022 and December 26, 2021. As of March 27, 2022, the weighted average duration of the Company’s defined benefit pension obligation is 17.06 years.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended
	March 27, 2022		March 28, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,508	$4	$1,450	$5
Estimated return on plan assets	(2,403)	—	(2,641)	—
Expenses paid from assets	115	—	78	—
Amortization of net loss	227	—	565	1
Amortization of past service cost	5	—	5	—
Net costs(a)	$(548)	$4	$(543)	$6
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	March 27, 2022		December 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	2.93%	3.15%	2.23%	2.38%

	Three Months Ended
	March 27, 2022		March 28, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost
Discount rate	2.23%	2.38%	1.83%	1.80%
Expected return on plan assets	3.40%	NA	3.53%	NA

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The discount rate assumptions used to determine future pension obligations at March 27, 2022 and December 26, 2021 were based on Prudential Financial, Inc.’s (“Prudential”) Pru Above Mean yield curve, which was designed by Prudential to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The Pru Above Mean yield curve represents a series of annual discount rates from bonds with an AA minimum average credit quality rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. The discount rate assumptions used to determine future pension obligations for the U.K. pension plans at March 27, 2022 and December 26, 2021 were based on corporate bond spot yield curves provided by Merrill Lynch. Merrill Lynch bases this calculation entirely on AA1-AA3 rated bonds. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of March 27, 2022 and December 26, 2021, the U.S. pension and other postretirement benefit plans used variations of the Pri-2012 mortality table and the MP-2021 mortality improvement scale. As of March 27, 2022 and December 26, 2021, the U.K. pension plans used variations of the AxC00 mortality table in combination with the CMI_2020 Sk=7.5 mortality improvement scale for pre-retirement employees and the S3PMA mortality table in combination with the CMI_2020 Sk=7.5 mortality improvement scale for postretirement employees.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(9,122)	$9,604
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

Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	March 27, 2022	December 26, 2021
Cash and cash equivalents	11%	2%
Pooled separate accounts for the Union Plan(a):
Equity securities	2%	2%
Fixed income securities	2%	2%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Equity securities	19%	19%
Fixed income securities	13%	12%
Real estate	2%	1%
Pooled separate accounts for the Tulip Plan(a):
Equity securities	20%	32%
Fixed income securities	—%	17%
Liability driven investments	19%	—%
Real estate	6%	6%
Pooled separate accounts for the Geo Adams Plan(a):
Equity securities	3%	5%
Fixed income securities	1%	2%
Liability driven investments	2%	—%
Total assets	100%	100%
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
Absent regulatory or statutory limitations, the target asset allocation for the investment of pension assets in the PSAs for the Union Plan is 50% in each of fixed income securities and equity securities; the target asset allocation for the investment of pension assets in the PSAs and/or CCTs for the GK Pension Plan is 35% in fixed income securities, 60% in equity securities and 5% in real estate; investment of pension assets in the PSAs for the Tulip Plan is 21% in global equities, 15% in diversified alternatives, 10% in real estate, 28% in equity-linked liability driven investments, 11% in liability driven investments and 15% in cash; and investment of pension assets in the PSAs for the Geo Adams Plan is 37% in global equities, 15% in corporate bonds, 20% in equity-linked liability driven investments, 18% in liability driven investments and 10% in cash. The plans only invest in fixed income and equity instruments for which there is a readily available public market. The Company develops its expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which its plans invest.

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of March 27, 2022 and December 26, 2021:

	March 27, 2022				December 26, 2021
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$35,288	$—	$—	$35,288	$6,166	$—	$—	$6,166
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	2,385	—	2,385	—	2,595	—	2,595
Small/Mid U.S. equity funds(e)	—	1,254	—	1,254	—	1,338	—	1,338
International equity funds(f)	—	1,800	—	1,800	—	1,954	—	1,954
Fixed income funds(g)	—	4,878	—	4,878	—	5,186	—	5,186
PSAs and CCTs for the GK Pension Plan:
Large U.S. equity funds(d)	—	29,346	—	29,346	—	31,960	—	31,960
Small/Mid U.S. equity funds(e)	—	15,226	—	15,226	—	16,232	—	16,232
International equity funds(f)	—	14,711	—	14,711	—	15,710	—	15,710
Fixed income funds(g)	—	38,586	—	38,586	—	40,470	—	40,470
Real estate(h)	—	5,759	—	5,759	—	5,405	—	5,405
PSAs for the Tulip Plan:
Large U.S. equity funds(d)	—	34,788	—	34,788	—	45,373	—	45,373
International equity funds(f)	—	27,059	—	27,059	—	60,188	—	60,188
Fixed income funds(g)	—	1,058	—	1,058	—	55,107	—	55,107
Liability driven investments(h)	—	58,886	—	58,886	—	—	—	—
Real estate(i)	—	19,121	—	19,121	—	18,601	—	18,601
PSAs for the Geo Adams Plan:
Large U.S. equity funds(d)	—	—	—	—	—	2,621	—	2,621
International equity funds(f)	—	8,606	—	8,606	—	11,696	—	11,696
Fixed income funds(g)	—	2,901	—	2,901	—	5,807	—	5,807
Liability driven investments(h)	—	4,989	—	4,989	—	—	—	—
Total assets	$35,288	$271,353	$—	$306,641	$6,166	$320,243	$—	$326,409
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
(h)    This category is comprised of investments that seek to ensure availability of funds to cover current and future liabilities. These investments are typically focused on both the assets and liabilities of the plan.
(i)    This category is comprised of investment options that invest in real estate investment trusts or private equity pools that own real estate. These long-term investments are primarily in office buildings, industrial parks, apartments or retail complexes. These investment options typically carry more risk, including liquidity risk, than fixed income investment options.

Benefit Payments
The following table reflects the benefits as of March 27, 2022 expected to be paid through 2031 from the Company’s pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company’s other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2022	$23,353	$131
2023	17,491	150
2024	17,436	143
2025	17,180	135
2026	17,070	126
2027-2031	83,247	485
Total	$175,777	$1,170
As required by funding regulations or laws, the Company anticipates contributing $4.2 million and $0.2 million to its pension plans and other postretirement plans, respectively, during the remainder of 2022.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Income
The amounts in accumulated other comprehensive income that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Three Months Ended
	March 27, 2022		March 28, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss, beginning of period	$58,143	$118	$95,522	$174
Amortization	(232)	—	(570)	(1)
Actuarial gain	(29,146)	(56)	(27,980)	(53)
Asset loss (gain)	20,649	—	(1,505)	—
Currency translation loss	27	—	364	—
Net actuarial loss, end of period	$49,441	$62	$65,831	$120
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
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $5.5 million in the three months ended March 27, 2022 and $4.6 million in the three months ended March 28, 2021.
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
As of March 27, 2022 and December 26, 2021, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk and interest rate swap instruments.
The following items were measured at fair value on a recurring basis:

	March 27, 2022			December 26, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Commodity derivative assets	$37,563	$—	$37,563	$17,567	$—	$17,567
Foreign currency derivative assets	768	—	768	518	—	518
Liabilities:
Commodity derivative liabilities	(22,860)	—	(22,860)	(14,119)	—	(14,119)
Foreign currency derivative liabilities	(12,197)		(12,197)	(4,958)	—	(4,958)
Interest rate swap derivative liabilities	—	—	—	—	(98)	(98)
Sales contract derivative liabilities	—	(21,357)	(21,357)	—	(12,691)	(12,691)
See “Note 4. Derivative Financial Instruments” for additional information.
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	March 27, 2022		December 26, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(900,000)	$(782,721)	$(900,000)	$(915,120)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(990,941)	(913,380)	(990,691)	(1,055,140)
Fixed-rate senior notes payable at 5.875%, at Level 2 inputs	(846,045)	(853,562)	(845,866)	(900,193)
Secured loans, at Level 3 inputs	—	—	(3)	(3)
See “Note 12. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts’ margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at March 27, 2022 or December 26, 2021, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows using weighted average cost of debt of 0.5% as of December 26, 2021.
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
16.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended
	March 27, 2022	March 28, 2021
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$4,611	$3,065
Combo, Mercado de Congelados	683	451
JBS Australia Pty. Ltd.	532	883
JBS Chile Ltda.	52	88
Total sales to related parties	$5,878	$4,487

	Three Months Ended
	March 27, 2022	March 28, 2021
	(In thousands)
Cost of goods purchased from related parties:
JBS USA Food Company(a)	$61,903	$56,249
Penasul UK LTD	3,540	2,318
JBS Asia Co Limited	2,124	5
Seara Meats B.V.	1,468	1,701
JBS Food Trading (Shanghai) Limited	47	—
Vivera B.V.	15	—
JBS Global (U.K.) Ltd.	—	369
Total cost of goods purchased from related parties	$69,097	$60,642

	Three Months Ended
	March 27, 2022	March 28, 2021
	(In thousands)
Expenditures paid by related parties:
JBS USA Food Company(b)	$24,178	$23,745
Seara Food Europe Holdings	—	10
Total expenditures paid by related parties	$24,178	$23,755

	Three Months Ended
	March 27, 2022	March 28, 2021
	(In thousands)
Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$32,525	$16,374

	March 27, 2022	December 26, 2021
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$778	$1,059
JBS Australia Pty. Ltd.	245	200
JBS Chile Ltda.	53	2
Combo, Mercado de Congelados	3	84
Total accounts receivable from related parties	$1,079	$1,345

	March 27, 2022	December 26, 2021
	(In thousands)
Accounts payable to related parties:
JBS USA Food Company(a)	$3,249	$21,628
Penasul UK LTD	2,244	147
JBS Asia Co Limited	2,087	—
Seara Meats B.V.	464	534
JBS Chile Ltda.	—	8
Total accounts payable to related parties	$8,044	$22,317
(a)    The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of March 27, 2022, approximately $1.8 million of goods purchased from JBS USA were in transit and not reflected on our Condensed Consolidated Balance Sheet.
(b)    The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. This agreement expired on December 31, 2021.
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
Additional information regarding reportable segments is as follows:

	Three Months Ended
	March 26, 2022(a)	March 28, 2021(b)
	(In thousands)
Net sales
U.S.	$2,581,208	$1,999,559
U.K. and Europe	1,191,982	854,734
Mexico	467,205	419,132
Total	$4,240,395	$3,273,425
(a)For the three months ended March 27, 2022, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $43.4 million. These sales consisted of fresh products, prepared products and grain.
(b)For the three months ended March 28, 2021, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $68.1 million. These sales consisted of fresh products and grain.

	Three Months Ended
	March 27, 2022	March 28, 2021
	(In thousands)
Reportable segment profit (loss):
U.S.	$355,075	$68,125
U.K. and Europe	(21,640)	10,495
Mexico	68,564	79,830
Eliminations	14	14
Total operating income	402,013	158,464
Interest expense, net of capitalized interest	36,296	30,334
Interest income	(1,274)	(2,366)
Foreign currency transaction losses	11,536	2,514
Miscellaneous, net	(324)	(7,844)
Income before income taxes	355,779	135,826
Income tax expense	75,219	35,358
Net income	$280,560	$100,468

	March 27, 2022	December 26, 2021
	(In thousands)
Total assets by reportable segment:
U.S.	$6,761,031	$6,390,845
U.K. and Europe	4,237,911	4,292,558
Mexico	1,235,773	1,146,204
Eliminations	(2,916,848)	(2,916,402)
Total assets	$9,317,867	$8,913,205

	March 27, 2022	December 26, 2021
	(In thousands)
Long-lived assets by reportable segment(a):
U.S.	$1,860,198	$1,862,584
U.K. and Europe	1,090,049	1,125,197
Mexico	282,587	284,980
Eliminations	(3,716)	(3,729)
Total long-lived assets	$3,229,118	$3,269,032
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
In re Broiler Chicken Antitrust Litigation
Between September 2, 2016 and October 13, 2016, a series of purported federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois (“Illinois Court”) against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws (the “Broilers Litigation”). The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The putative class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers (the “DPPs”) and two on behalf of distinct groups of indirect purchasers. Between

December 8, 2017 and September 1, 2021, 82 individual direct action complaints were filed with the Illinois Court by individual direct purchaser entities (“DAPs”) naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. Subsequent amendments to certain complaints added allegations of price fixing and bid rigging on certain sales. On June 17, 2021, the Illinois Court issued a revised scheduling order through trial, under which merits fact discovery for defendants and most plaintiffs closed on July 31, 2021, with additional discovery of subsequent DAPs proceeding in six month increments following consolidation of each DAP complaint. On February 8, 2022, the Illinois court issued a revised scheduling order for certain plaintiffs who limited their claims to reduction of output, which sets the first trial date in fall 2023. The schedule for the rest of the plaintiffs is still awaiting an order from the Illinois Court.
On January 11, 2021, PPC announced that it had entered into an agreement to settle all claims made by the DPPs. The Illinois Court granted final approval of the settlement on June 29, 2021. As a result of this agreement, PPC recognized an expense of $75.0 million within Selling, general and administrative expense in the Condensed Consolidated Statement of Income for the year ended December 27, 2020. Pursuant to this agreement, PPC paid the DPPs this amount during the three months ended March 28, 2021.
On July 28, 2021, PPC and the putative End-User Consumer Indirect Purchaser Plaintiff Class (“EUCPs”) reached an agreement to settle all claims. The Illinois Court granted final approval of the settlement on December 20, 2021. In addition, on August 3, 2021, PPC and the putative Commercial and Institutional Indirect Purchaser Plaintiff Class (“CIIPPs”) reached an agreement to settle all claims. The Illinois Court granted final approval of the settlement on April 18, 2022. Under the terms of these settlements, PPC paid the EUCPs an amount of $75.5 million and has agreed to pay the CIIPPs an amount of $45.0 million to release all outstanding claims brought by such classes. As a result of these agreements, PPC recognized this expense within Selling, general and administrative expense in the Condensed Consolidated Statement of Income for the three months ended September 26, 2021.
The settlements with the DPPs, EUCPs and CIIPPs do not cover the claims of the DAPs or other parties who have or will opt out of such settlements (collectively, the “Opt Outs”). PPC will therefore continue to litigate against such Opt Outs and will seek reasonable settlements where they are available. To date, PPC has recognized an expense of $489.8 million to cover both negotiated and potential settlements with various Opt Outs. PPC recognizes these expenses within Selling, general and administrative expense in the Consolidated Statements of Income.
On February 21, 2017, the Attorney General of Florida (“Florida AG”), issued a civil investigative demand (“CID”) regarding the broiler chicken market. The CID requests, among other things, data and information related to the acquisition and processing of broiler chickens and the sale of chicken products. PPC is cooperating with the Florida AG in producing documents pursuant to the CID.
On August 6, 2020, the Attorney General of Washington (“Washington AG”), issued a CID regarding similar broiler chicken matters that are the subject of the Florida CID. PPC cooperated with the Washington AG in producing documents pursuant to the CID. On October 28, 2021, the Washington AG filed a complaint in the King County Superior County for the State of Washington. The complaint alleges the same claims as those made in the Broilers Litigation under Washington state law. PPC filed its answer to the complaint on January 21, 2022.
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
Other Claims and Proceedings
On October 20, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado (“Colorado Court”) against PPC and its named executive officers (the “Hogan Litigation”). The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the Broilers Litigation, (2) its conduct constituted a violation of federal antitrust laws and (3) PPC’s revenues during the class period were the result of illegal conduct. The complaint seeks compensatory damages as well as attorneys’ fees and costs. On April 4, 2017, the Colorado Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2016. PPC and the other defendants moved to dismiss the amended complaint on June 12, 2017, and on March 14, 2018, the Colorado Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Colorado Court’s decision and for permission to file a second amended complaint. On November 19, 2018, the Colorado Court denied the plaintiff’s motion for reconsideration but granted the plaintiff leave to file a second amended complaint. On June 8, 2020, the plaintiff filed a second amended complaint against the same defendants, based in part on the Indictment (defined below). On July 31, 2020, defendants filed a motion to dismiss the second amended complaint. The Colorado Court granted the motion to dismiss on April 19, 2021 and issued judgment in favor of defendants. On May 17, 2021, the plaintiff filed a motion for amended judgment, which the Colorado Court denied on November 29, 2021. The plaintiff then filed a notice of appeal on December 28, 2021, and the appeal has been opened in the Tenth Circuit, which PPC will oppose in due course. The appeal is now fully briefed and awaiting a decision from the Tenth Circuit.
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
On March 9, 2017, a stockholder derivative action, DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of PPC’s directors and its then-Chief Executive Officer, William Lovette, and then-Chief Financial Officer, Fabio Sandri, in the Nineteenth Judicial District Court for the County of Weld in Colorado (the “Weld County Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the Broilers Litigation, and issuing false and misleading statements as alleged in the Hogan Litigation. On April 17, 2017, a related stockholder derivative action, Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of PPC’s directors and Messrs. Lovette and Sandri in the Weld County Court. The Brima complaint contains largely the same allegations as the DiSalvio complaint. The DiSalvio and Brima litigations (collectively, “the Derivative Litigation”) were consolidated on May 4, 2017. On October 14, 2020, an amended shareholder derivative complaint was filed that added former PPC executives Jayson Penn, Roger Austin, and Jimmie Little as named defendants and alleges, among other things, that the defendants breached their fiduciary duties by (1) failing to prevent PPC from engaging in an antitrust conspiracy as alleged in the Broiler litigation, the Indictment (as defined below), and other related proceedings; and (2) failing to prevent the issuance of false and misleading statements as alleged in the Hogan Litigation and the UFCW Litigation (as defined below). The Derivative Litigation was stayed, pending the resolution of the motion to dismiss in the Hogan Litigation described above. Following the Colorado Court granting defendants’ motion to dismiss in the Hogan litigation, the stay was lifted. The parties then filed a joint motion to continue the stay pending the Colorado Court’s decision on the motion for amended judgment, which the Weld County Court granted on June 22, 2021. Upon the Colorado Court’s denial of plaintiff’s motion for amended judgment in the Hogan Litigation, the stay was again lifted. On February 4, 2022, the Weld County Court ordered another stay until the earlier of (1) resolution of the appeal in the Hogan Litigation or (2) an order ruling on the motion to dismiss in the UFCW Litigation. Given the ruling in the UFCW Litigation, the Derivative Litigation stay has been lifted and PPC plans to file a motion to dismiss in due course.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (“Maryland Court”) against PPC and a number of other chicken producers, as well as Webber, Meng, Sahl & Company and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. On November 12, 2019, the Maryland Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs amended their complaint on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint, but it was extended to include more class members and turkey processors as well as chicken processors. The defendants filed motions to dismiss the consolidated amended complaint on March 2, 2020. The Maryland Court dismissed PPC and a number of other defendants on September 16, 2020 without prejudice. The plaintiffs subsequently filed amended complaints on November 2, 2020 re-naming PPC and the other dismissed defendants. Defendants moved to dismiss on December 18, 2020, which the Maryland Court denied on March 10, 2021. On June 14, 2021, PPC entered into a binding Settlement Agreement to settle all claims with the putative class of Plant Workers for $29.0 million and paid the plaintiffs this amount during the third quarter of 2021. PPC recognized this expense within Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 26, 2021. On December 17, 2021, the plaintiffs filed a motion for leave to amend their complaint, which the Maryland Court granted on March 21, 2022. The PPC Settlement Agreement is still subject to final approval by the Maryland Court.
On July 6, 2020, United Food and Commercial Workers International Union Local 464A (“UFCW”), acting on behalf of itself and a putative class of persons who purchased shares of PPC stock between February 9, 2017 and June 3, 2020, filed a class action complaint in the Colorado Court against PPC, and Messrs. Lovette, Penn, and Sandri (the “UFCW Litigation”). The complaint alleges, among other things, that PPC’s public statements regarding its business and the drivers behind its financial results were false and misleading due to the defendants’ purported failure to disclose its participation in an antitrust conspiracy as alleged in the Broiler Litigation and the Indictment (defined below). On September 4, 2020, UFCW and the New Mexico State Investment Council (“NMSIC”) filed competing motions to be appointed lead plaintiff under the Private Litigation Securities Reform Act, and on March 17, 2021, the court appointed NMSIC as lead plaintiff. On May 26, 2021, NMSIC filed an amended complaint, and PPC and the other defendants moved to dismiss the amended complaint on July 19, 2021, which is now fully briefed. On March 8, 2022, the Colorado Court granted the motion to dismiss with prejudice as to all claims. The plaintiffs filed a motion to amend the judgment on April 5, 2022, which is expected to be fully briefed by May 10, 2022.
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
On June 3, 2020, PPC learned of an indictment by a Grand Jury in the Colorado Court against Jayson Penn, the chief executive officer and president of PPC at that time, in addition to two former employees of PPC and a former employee of a different company (the “Indictment”). The Indictment alleges that the defendants entered into and engaged in a conspiracy to suppress and eliminate competition by rigging bids and fixing prices and other price-related terms for broiler chicken products sold in the U.S., in violation of Section 1 of the Sherman Antitrust Act. On June 4, 2020, PPC learned that Mr. Penn pleaded not guilty to the charges. Effective June 15, 2020, Mr. Penn began a paid leave of absence from PPC. In connection with Mr. Penn’s leave of absence, PPC’s Board of Directors appointed the Chief Financial Officer of PPC, Mr. Sandri, to serve in the additional role of PPC’s interim President and Chief Executive Officer. On September 22, 2020, PPC disclosed that Mr. Penn was no longer with the Company. On the same day, PPC’s Board of Directors appointed Mr. Sandri as PPC’s President and Chief Executive Officer in addition to his role as Chief Financial Officer. On February 10, 2021, PPC appointed Matthew Galvanoni to succeed Mr. Sandri as its Chief Financial Officer, effective March 15, 2021.
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
On October 13, 2020, the Company announced that it had entered into a plea agreement (the “Plea Agreement”) with the DOJ pursuant to which the Company agreed to (1) plead guilty to one count of conspiracy in restraint of competition involving sales of broiler chicken products in the U.S. in violation of Section 1 of the Sherman Antitrust Act, and (2) pay a fine of $110.5 million. The Company recognized the fine as an expense which was included in Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 27, 2020. Under the Plea Agreement, the DOJ agreed not to bring further charges against the Company for any antitrust violation involving the sale of broiler chicken products in the U.S. occurring prior to the date of the Plea Agreement. On February 23, 2021, the Colorado Court approved the Plea Agreement and assessed an amended fine of $107.9 million. The Company continues to cooperate with the DOJ in connection with the ongoing federal antitrust investigation into alleged price fixing and other anticompetitive conduct in the broiler chicken industry.
On July 29, 2021, PPC learned of an additional indictment by a Grand Jury in the Colorado Court against four former employees of PPC (the “Second Indictment”), which alleged similar claims to the First Indictment.
A trial pursuant to the First Indictment commenced on October 25, 2021 and ended on December 16, 2021. The jury did not return a verdict and the Court declared a mistrial. A retrial of the case began on February 22, 2022 and ended on March 24, 2022. The jury again did not reach a verdict and the Court declared another mistrial. The DOJ has indicated that they will retry the case for a third time against only Messrs. Penn and Lovette, two additional former employees of PPC, and a former employee of a different company, which is tentatively scheduled to commence on June 6, 2022 but is subject to change. A trial pursuant to the Second Indictment is currently scheduled to begin on October 31, 2022.
On February 9, 2022, the Company learned that the DOJ has opened a civil investigation into human resources antitrust matters. The Company has begun, and will continue, to cooperate with the DOJ in its investigation.
The U.S. government’s recent focus and attention on market dynamics in the meat processing industry could expose PPC to additional costs and risks.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
We reported net income attributable to Pilgrim’s of $280.4 million, or $1.15 per diluted common share, and income before tax totaling $355.8 million, for the three months ended March 27, 2022. These operating results included net sales of $4.2 billion, gross profit of $0.5 billion and $227.0 million of cash provided by operating activities. We generated a consolidated operating margin of 9.5% with operating margins of 13.8%, (1.8)% and 14.7% in our U.S., U.K. and Europe, and Mexico reportable segments, respectively. For the three months ended March 27, 2022, we generated EBITDA and Adjusted EBITDA of $492.9 million and $501.8 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
During the first quarter of 2022, we experienced solid recoveries in volume throughout the business from prior year levels as COVID-19 restrictions eased, but were confronted with significant challenges from inflation in commodity, labor and other operating costs. The global feed ingredient and energy markets were and continue to be impacted by the outbreak of the Russia-Ukraine war, driving up prices as supply out of the Black Sea region is disrupted and future production is at risk. We continued to experience labor shortages in the U.K. as European Union workers returned to their home countries following Brexit, thus affecting our ability to process, pack and transport products. Hog prices remained low during the first quarter driven by an oversupply in Europe, though some areas, such as Germany, experienced an uptick in prices late in the quarter.
We have responded to these challenges by continuing negotiations with customers to recoup the extraordinary costs we have experienced. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.
Unsolicited Offer from JBS to Purchase Outstanding Shares of PPC Common Stock
On September 20, 2021, the Company announced that its board of directors had formed a special committee of independent directors (“Special Committee”) to review and evaluate the previously announced unsolicited proposal received on August 12, 2021 from JBS to acquire all of the outstanding shares of common stock of PPC that JBS does not currently own. On February 4, 2022, the Special Committee provided an update to the full board of directors on the status of the discussions with JBS. After thorough review of the proposal from JBS in consultation with its financial and legal advisors, on October 29, 2021, the Special Committee informed JBS that it would not support the JBS proposal unless JBS significantly increased its purchase price. On November 15, 2021, JBS offered to increase its purchase price from $26.50 per share to $28.50 per share. The Special Committee, in consultation with its financial and legal advisors, determined that the revised proposal from JBS did not appropriately value the shares of PPC owned by shareholders other than JBS, and again informed JBS that the Special Committee would not support the JBS proposal unless JBS significantly increased its purchase price. On February 17, 2022, JBS withdrew its proposal to acquire all of the outstanding shares of common stock of PPC not owned by JBS or its subsidiaries.
Impact of COVID-19
The impact of COVID-19 and measures to prevent its spread continue to affect our business in a number of ways.
•Our workforce. Employee health and safety is our priority. As an essential business in a critical infrastructure industry, we continue to produce chicken and pork products. Measures we implemented during the height of the pandemic that remain in place today include, but are not limited to: increasing physical distancing of our employees, where possible; staggering start and shift breaks; increasing personal hygiene practices and providing our employees additional personal protective equipment and sanitation stations; and increasing sanitation of our facilities. We have also continued to support and encourage our employees and their family members to be vaccinated against COVID-19.
•Our operations. All of our production facilities continue to operate. To date, we have not experienced a material impact from a plant closure.
•Demand for our products. As global vaccination levels increased and governmental restrictions eased, we noted the trend towards pre-pandemic levels of demand at retail grocery stores and restaurants and are not currently experiencing any significant change in demand as a result of the COVID-19 pandemic.

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
U.S. market prices for chicken products during the three months ended March 27, 2022 remained above prior year levels, the 5-year average and historical norms throughout the period. During the first quarter of 2022, industry production exceeded levels from the previous year, due to both liveweights, which have been consistently increasing on a year-over-year basis, and headcount growth. We experienced consistent volume demand on the whole throughout the first quarter of 2022 as mild year-over-year retail volume declines were offset by year-over-year improvements in foodservice as well as slight volume increases in exports through the first two months of the quarter. Cold storage inventories, which ended 2021 at 16% below the 5-year average, experienced moderate growth, but still remain 7% below the 5-year average at the end of March. Meanwhile, competing protein production levels have remained constrained while wholesale prices have escalated significantly, keeping chicken as a cost competitive protein option. With U.S. chicken market prices entering the year at levels already well above historical ranges, sustained demand for chicken, combined with mild production growth and low cold storage stocks, resulted in strong market prices for chicken products in the three months ended March 27, 2022.
During the first quarter of 2022, the U.K. chicken market experienced unprecedented cost increases in feed ingredients, utilities and labor. Through our current customer models and additional negotiations, together with recovery in the foodservice sector, we have partially offset some of these cost increases. We continue to focus on managing costs and increasing operational efficiency.
Commodity prices for chicken in Mexico increased during the first quarter of 2022 and remained well above prices from same quarter prior year. The increase is primarily from increased demand that outpaced supply. The cost to produce also increased from same quarter prior year due to significant increases in corn and soy, the two main ingredients used for feed in Mexico.
While market prices for chicken products have sustained high levels throughout the first quarter of 2022, prices for the remainder of the year will depend on (1) the evolution of foodservice, retail and export meat demand and (2) factors such as government regulation, the ongoing Russia-Ukraine war, the potential spread of avian influenza both domestically and abroad, uncertainty surrounding the general economy and overall protein supply.
U.K. market prices for pork products during the three months ended March 27, 2022 remained low following significant price declines in 2021 that were driven by excess supply in the European Union (“E.U.”). There have been positive price movements later in the quarter with prices in Germany increasing by more than 50% in the last two weeks of March and have since stabilized. U.K. price increases have lagged behind the E.U. market as the backlog of pigs on farms is clearing. The increased prices follow a reduction of the overall breeding herd in the U.K. and Germany during 2021.
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

Results of Operations
Three Months Ended March 27, 2022 Compared to the Three Months Ended March 28, 2021
Net sales. Net sales generated in the three months ended March 27, 2022 increased $967.0 million, or 29.5%, from net sales generated in the three months ended March 28, 2021. The following table provides net sales information:

Sources of net sales	Three Months Ended March 27, 2022	Change from Three Months Ended March 28, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,581,208	$581,649	29.1%
U.K. and Europe	1,191,982	337,248	39.5%
Mexico	467,205	48,073	11.5%
Total net sales	$4,240,395	$966,970	29.5%
U.S. Reportable Segment. U.S. net sales generated in the three months ended March 27, 2022 increased $581.6 million, or 29.1%, from U.S. net sales generated in the three months ended March 28, 2021 primarily due to an increase in net sales per pound which contributed $584.5 million, or 29.2 percentage points, to the increase in net sales. The increase in net sales per pound was driven primarily by higher-than-average chicken commodity prices as demand outpaced supply during the three months ended March 27, 2022. The increase in net sales was partially offset by a decrease in sales volume of $2.9 million, or 0.1 percentage points.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the three months ended March 27, 2022 increased $337.2 million, or 39.5%, from U.K. and Europe net sales generated in the three months ended March 28, 2021 primarily due to the acquisition of Pilgrim's Food Masters (“PFM”) which contributed $260.7 million to the increase in net sales. The existing U.K. and Europe businesses contributed $76.5 million to the increase in net sales. This increase was driven by an increase in net sales per pound of $99.1 million, or 11.6 percentage points, and an increase in sales volume of $1.8 million, or 0.2 percentage points, partially offset by the unfavorable impact of foreign currency translation of $24.4 million, or 2.9 percentage points. The increase in net sales per pound was driven by price increases necessary to recover increased feed ingredients, labor, packaging, and other operating costs.
Mexico Reportable Segment. Mexico net sales generated in the three months ended March 27, 2022 increased $48.1 million, or 11.5%, from Mexico net sales generated in the three months ended March 28, 2021 primarily due to an increase in net sales per pound of $41.4 million, or 9.9 percentage points, and an increase in sales volume of $12.3 million, or 2.9 percentage points, partially offset by a decrease from the unfavorable impact of foreign currency remeasurement of $5.6 million, or 1.3 percentage points. The increase in net sales per pound was driven primarily by higher chicken commodity prices in Mexico from increased demand that outpaced increased supply.
Gross profit and cost of sales. Gross profit increased by $280.7 million, or 107.5%, from $261.2 million generated in the three months ended March 28, 2021 to $542.0 million generated in the three months ended March 27, 2022. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended March 27, 2022	Change from Three Months Ended March 28, 2021		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 27, 2022	March 28, 2021
	(In thousands, except percent data)
Net sales	$4,240,395	$966,970	29.5%	100.0%	100.0%
Cost of sales	3,698,415	686,233	22.8%	87.2%	92.0%
Gross profit	$541,980	$280,737	107.5%	12.8%	8.0%

Sources of gross profit	Three Months Ended March 27, 2022	Change from Three Months Ended March 28, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$422,004	$289,145	217.6%
U.K. and Europe	39,079	1,271	3.4%
Mexico	80,883	(9,679)	(10.7)%
Elimination	14	—	—%
Total gross profit	$541,980	$280,737	107.5%

Sources of cost of sales	Three Months Ended March 27, 2022	Change from Three Months Ended March 28, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,159,204	$292,504	15.7%
U.K. and Europe	1,152,903	335,977	41.1%
Mexico	386,322	57,752	17.6%
Elimination	(14)	—	—%
Total cost of sales	$3,698,415	$686,233	22.8%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended March 27, 2022 increased $292.5 million, or 15.7%, from cost of sales incurred by our U.S. segment during the three months ended March 28, 2021. Cost of sales increased primarily because of the impact of increased cost per pound sold of $295.2 million, or 15.8 percentage points, and was partially offset by a decrease in sales volume of $2.7 million, or 0.1 percentage points. The increase in cost per pound sold included increases in live operations costs, payroll costs, prepared foods purchases, contract labor costs and utility costs. The increase in live operations costs includes an increase of $94.3 million in feed costs and a $22.6 million increase in chick costs. The increase in feed costs was driven primarily from higher corn prices partially offset by a decrease in soy prices, our main ingredients in feed. Other factors affecting cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the three months ended March 27, 2022 increased $336.0 million, or 41.1%, from cost of sales incurred by our U.K. and Europe segment during the three months ended March 28, 2021 primarily because of costs incurred by the acquired PFM operations and from increases in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales related to the existing U.K. and Europe operations increased due to an increase in cost per pound sold and an increase in sales volume, partially offset by the favorable impact of foreign currency translation. The increase in cost per pound sold was driven by inflation in feed ingredients and utilities as well as increases in labor costs due to shortages resulting from Brexit and an increase in the national minimum wage.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended March 28, 2021 increased $57.8 million, or 17.6%, from cost of sales incurred by our Mexico segment during the three months ended March 28, 2021. This increase was driven by increased cost per pound sold of $52.8 million, or 16.1 percentage points, an increase in sales volume of $9.6 million, or 2.9 percentage points. The increase in cost per pound sold was driven by higher input costs, such as feed ingredients, and an unfavorable shift in product mix due to market demands. These increases were partially offset by the favorable impact of foreign currency remeasurement of $4.6 million, or 1.4 percentage points.
Operating income and SG&A expense. Operating income increased by $243.5 million, or 153.7%, from $158.5 million generated in the three months ended March 28, 2021 to $402.0 million generated in the three months ended March 27, 2022. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended March 27, 2022	Change from Three Months Ended March 28, 2021		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 27, 2022	March 28, 2021
	(In thousands, except percent data)
Gross profit	$541,980	$280,737	107.5%	12.8%	8.0%
SG&A expense	139,967	37,188	36.2%	3.3%	3.1%
Operating income	$402,013	$243,549	153.7%	9.5%	4.8%

Sources of operating income	Three Months Ended March 27, 2022	Change from Three Months Ended March 28, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$355,075	$286,950	421.2%
U.K. and Europe	(21,640)	(32,135)	(306.2)%
Mexico	68,564	(11,266)	(14.1)%
Eliminations	14	—	—%
Total operating income	$402,013	$243,549	153.7%

Sources of SG&A expense	Three Months Ended March 27, 2022	Change from Three Months Ended March 28, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$66,929	$2,195	3.4%
U.K. and Europe	60,719	33,406	122.3%
Mexico	12,319	1,587	14.8%
Total SG&A expense	$139,967	$37,188	36.2%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended March 27, 2022 increased $2.2 million, or 3.4%, from SG&A expense incurred by our U.S. reportable segment during the three months ended March 28, 2021. This increase in SG&A expense resulted primarily from increases in consulting fees and legal fees. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the three months ended March 27, 2022 increased $33.4 million, or 122.3%, from SG&A expense incurred by our U.K. and Europe segment during the three months ended March 28, 2021 primarily from the acquisition of the PFM business. Other factors affecting SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended March 27, 2022 increased approximately $1.6 million, or 14.8%, from SG&A expense incurred by our Mexico segment during the three months ended March 28, 2021. The primary driver of the increase in SG&A expense was compensation-related costs. Other factors affecting our Mexico segment’s SG&A expense were individually immaterial.
Net interest expense. Net interest expense increased to $35.0 million recognized in the three months ended March 27, 2022 from $28.0 million recognized in the three months ended March 28, 2021. The increase in net interest expense resulted primarily due to an increase in interest expense on outstanding borrowings of $4.8 million and a decrease in interest income. Average borrowings increased by $1.0 billion from $2.36 billion during the three months ended March 28, 2021 to $3.38 billion during the three months ended March 27, 2022 due to the borrowing to purchase PFM. As a percent of net sales, interest expense in the three months ended March 27, 2022 and March 28, 2021 was 0.9% and 0.9%, respectively.
Income taxes. Income tax expense increased to $75.2 million, a 21.1% effective tax rate, for the three months ended March 27, 2022 compared to an income tax expense of $35.4 million, a 26.0% effective tax rate, for the three months ended March 28, 2021. The increase in income tax expense resulted primarily from the increase in profit before taxes.

Liquidity and Capital Resources
    The following table presents our available sources of liquidity as of March 27, 2022:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$725.5
Borrowing arrangements:
U.S. Credit Facility Revolving Note Payable(a)	800.0	—	763.9
U.S. Credit Facility Term Loans(b)	700.0	692.8	7.2
Mexico Credit Facility(c)	74.9	—	74.9
U.K. and Europe Credit Facilities(d)	131.8	—	131.8
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at March 27, 2022 totaled $36.1 million.
(b)For more information on the U.S. Credit Facility Term Loans, refer to “Note 12. Debt.”
(c)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $74.9 million (MX$1.5 billion).
(d)The U.S. dollar-equivalent of the facility amount under the U.K. and Europe Credit Facilities is $131.8 million (£100.0 million).
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
In July 2021, one of our Mexican subsidiaries received an observation letter from the Mexican Tax Authority (the “MTA”) asserting a withholding tax liability due in connection with our 2015 acquisition of Provemex Holding LLC and its subsidiaries. Although we do not expect any claims or assessments set forth in the observation letter to result in future cash outlays, we are currently evaluating the claims and assessments as set forth in the observation letter. We responded to the observation letter in August 2021 and in November 2021, we received notice that the MTA ratified their assertions contained in the observation letter without acknowledging our arguments. The MTA now has until May 2022 to issue a formal assessment, at which time we plan to file an administrative appeal against any formal assessment received.
Historical Flow of Funds

Cash Flows from Operating Activities	Three Months Ended
	March 27, 2022	March 28, 2021
	(In millions)
Net income	$280.6	$100.5
Net noncash expenses	85.8	100.0
Changes in operating assets and liabilities:
Trade accounts and other receivables	(66.7)	(54.9)
Inventories	(146.0)	(82.6)
Prepaid expenses and other current assets	(5.9)	20.2
Accounts payable, accrued expenses and other current liabilities	(2.5)	(240.2)
Income taxes	84.8	25.4
Long-term pension and other postretirement obligations	(1.1)	(10.8)
Other operating assets and liabilities	(2.0)	(1.2)
Cash provided by (used in) operating activities	$227.0	$(143.6)
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $85.8 million for the three months ended March 27, 2022. Net noncash expense items included depreciation and amortization of $102.1 million, stock-based compensation of $2.0 million, losses on property disposals of $1.9 million, loan cost amortization of $1.3 million and accretion of discounts related to Senior Notes of $0.4 million. These expense items were partially offset by deferred income tax benefit of $21.9 million.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $66.7 million use of cash related to operating activities for the three months ended March 27, 2022. This change primarily resulted from an increase in trade accounts receivable due to increased sales. The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $54.9 million use of cash related to operating activities for the three months ended March 28, 2021. This change resulted primarily from an increase in trade accounts receivable due to customer payment timing and increased sales.
The change in inventories represented a $146.0 million use of cash related to operating activities for the three months ended March 27, 2022. This change resulted primarily from increased raw material costs, such as feed ingredients. The change in inventories represented a $82.6 million use of cash related to operating activities for the three months ended March 28, 2021. This change resulted primarily from an increase in our raw materials and work-in-process inventories due to increased grain and chick costs.
The change in prepaid expenses and other current assets represented a $5.9 million use of cash related to operating activities for the three months ended March 27, 2022. This change resulted primarily from a net increase in commodity derivative assets. The change in prepaid expenses and other current assets represented a $20.2 million source of cash related to operating activities for the three months ended March 28, 2021. This change resulted primarily from a net decrease in both commodity derivative assets and value-added tax receivables.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $2.5 million use of cash related to operating activities for the three months ended March 27, 2022. This change resulted primarily from the timing of payments. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $240.2 million use of cash related to operating activities for the three months ended March 28, 2021. This change resulted primarily from payment of the previously accrued DOJ agreement and a $75.0 million legal settlement, as well as cash payment of incentive compensation.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $84.8 million source of cash related to operating activities for the three months ended March 27, 2022. The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $25.4 million source of cash related to operating activities for the three months ended March 28, 2021. This change resulted primarily from the timing of estimated tax payments.

Cash Flows from Investing Activities	Three Months Ended
	March 27, 2022	March 28, 2021
	(In millions)
Acquisitions of property, plant and equipment	$(81.6)	$(102.2)
Purchase of acquired businesses, net of cash acquired	(4.8)	—
Proceeds from property disposals	0.8	13.1
Cash used in investing activities	$(85.6)	$(89.1)
Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the three months ended March 27, 2022 and March 28, 2021. Purchase of acquired businesses, net of cash acquired primarily represents a payment for a working capital adjustment related to the acquisition of PFM.

Cash Flows from Financing Activities	Three Months Ended
	March 27, 2022	March 28, 2021
	(In millions)
Proceeds from revolving line of credit and long-term borrowings	$228.5	$328.9
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(32.1)	(235.3)
Purchase of common stock under share repurchase program	(27.0)	—
Distribution from Tax Sharing Agreement with JBS USA Holdings	(2.0)	(0.7)
Payments of capitalized loan costs	(1.1)	—
Cash provided by financing activities	$166.3	$92.9
Proceeds from revolving line of credit and long-term borrowings include the drawdown of the delayed draw commitment on the term loan under the U.S. Credit Facility of $193.7 million and $23.9 million of the U.K. and Europe revolving credit facility. Payments on revolving line of credit, long-term borrowings and finance lease obligations include the payment of $8.2 million on the U.S. term loans and $23.9 million on the U.K. and Europe revolving credit facility. The Distribution from Tax Sharing Agreement with JBS USA Holdings is payment of net tax incurred during the tax year 2021 under the tax sharing agreement. During the three months ended March 28, 2021, 1.2 million shares were repurchased under the share repurchase plan. For further information relating to the share repurchase plan, refer to “Note 13. Stockholders’ Equity.”
Debt
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and other term loan agreements. For a description, refer to “Note 12. Debt.”
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
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the fiscal year ended December 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2022 (the “2021 Annual Report”).
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses, (2) transaction costs related to business acquisitions, (3) costs related to litigation settlements, (4) initial insurance recoveries for Mayfield, Kentucky tornado property damage losses and (5) net income attributable to noncontrolling interests. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

Three Months Ended
March 27, 2022
(In thousands)
Net income	$280,560
Add:
Interest expense, net	35,022
Income tax expense	75,219
Depreciation and amortization	102,142
EBITDA	492,943
Add:
Foreign currency transaction losses	11,536
Transaction costs related to business acquisitions	717
Litigation settlements	500
Minus:
Insurance recoveries for Mayfield tornado losses	3,815
Net income attributable to noncontrolling interest	122
Adjusted EBITDA	$501,759

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

	Three Months Ended March 27, 2022
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed purchases(a)	$1,084,386	$108,439
Feed inventory(b)	245,330	24,533
(a)Based on our feed consumption, a 10% increase in the price of our feed purchases would have increased cost of sales for the three months ended March 27, 2022.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of March 27, 2022.

	March 27, 2022
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$44,961	$4,496
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of March 27, 2022.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $79.8 million as of March 27, 2022.
Variable-rate debt. Our variable-rate debt instruments represent approximately 20.3% of our total debt as of March 27, 2022. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.4 million for the three months ended March 27, 2022.

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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of March 27, 2022. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Three Months Ended March 27, 2022
	Impact of 10% Deterioration in Exchange Rate	Impact of 10% Appreciation in Exchange Rate
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(4,124)	$5,041
Exchange rate of Mexican peso to the U.S. dollar:
As reported	20.03	20.03
Hypothetical 10% change	22.04	18.03
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
Net Assets. As of March 27, 2022, our U.K. and Europe subsidiaries that are denominated in British pound had net assets of $2.9 billion. A 10% weakening in U.S. dollar against the British pound exchange rate would cause a decrease in the net assets of our U.K. and Europe subsidiaries by $260.5 million. A 10% strengthening in the U.S. dollar against the British pound exchange rate would cause an increase in the net assets of our U.K. and Europe subsidiaries of $318.3 million.
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
Impact of Inflation
The U.S., Mexico and most of Europe are currently experiencing pronounced inflation. None of the locations in which we operate are experiencing hyperinflation. We have responded to these inflationary challenges by continuing negotiations with customers to recoup the extraordinary costs we have experienced. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.

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
•Matters affecting the chicken and pork industries generally, including fluctuations in the commodity prices of feed ingredients, pigs and chicken;
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
•Disruptions in international markets and distribution channels for various reasons, including, but not limited to, the ongoing Russia-Ukraine war;
•The impact of cyber-attacks, natural disasters, power losses, unauthorized access, telecommunication failures, and other problems on our information systems;

•Our ability to maintain favorable labor relations with our employees and our compliance with labor laws;
•Extreme weather or natural disasters;
•The impact of uncertainties in litigation; and
•Other risks described herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 26, 2021 as filed with the SEC.
Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.
The Company's forward-looking statements speak only as of the date of this report or as of the date they are made. In making these statements, we are not undertaking, and specifically decline to undertake, any obligation to address or update each or any factor in future filings or communications regarding our business or results, and we are not undertaking to address how any of these factors may have caused changes to information contained in previous filings or communications. Although we have attempted to list comprehensively these important cautionary risk factors, we must caution investors and others that other factors may in the future prove to be important and affect our business or results of operations.

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
As of March 27, 2022, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Consistent with guidance issued by the SEC for a recently acquired business, management is excluding the internal control over financial reporting of Pilgrim's Food Masters (“PFM”) from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 27, 2022. Total assets and net sales of PFM, which the company acquired on September 24, 2021, included in our Condensed Consolidated Financial Statements as of and for the three months ended March 27, 2022 were $1.3 billion and $260.7 million, respectively.
Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 27, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended March 27, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As mentioned above, the Company acquired PFM on September 24, 2021. The Company is in the process of reviewing the internal control structure of PFM and, if necessary, will make appropriate changes as it integrates PFM into the Company's overall internal control over financial reporting process.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required with respect to this item can be found in Part I, Item 1, Notes to Consolidated Financial Statements, “Note 18. Commitments and Contingencies” in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A.    RISK FACTORS
For a discussion of the Company’s potential risks and uncertainties, please see “ Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 26, 2021 and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC. Material changes to the risk factors disclosed in “ Part I—Item 1A—Risk Factors” in the annual report on Form 10-K for the year ended December 26, 2021 are included below:
Our business may be negatively impacted by economic or other consequences from Russia’s war against Ukraine and the sanctions imposed as a response to that action.
We face risks related to the ongoing Russia-Ukraine war that began in February 2022. The impact of the ongoing war and sanctions will not be limited to businesses that operate in Russia and Ukraine and may negatively impact other global economic markets including where we operate. The impacts may include, but are not limited to, higher prices for commodities, such as food products, ingredients and energy products, increasing inflation in some countries, and disrupted trade and supply chains. The conflict has disrupted shipments of grains, vegetable oils, fertilizer and energy products.
The impact on the agriculture markets falls into two main categories: (1) the effect on Ukrainian crop production, as the region is key in global grain production; and (2) the duration of the disruption in trade flows. Safety and financing concerns in the region are restricting export execution, which is in turn forcing grain and oil demand to find alternative supply. The duration of the war and related volatility makes global markets extremely sensitive to growing-season weather in other global grain producing regions and has led to a large risk premium in futures prices. The continued volatility in the global markets as a result of the war has adversely impacted our costs by driving up prices, raising inflation and increasing pressure on the supply of feed ingredients and energy products throughout the global markets.
In addition, the U.S. government and other governments in jurisdictions in which we operate have imposed sanctions and export controls against Russia, Belarus and interests therein and threatened additional sanctions and controls. The impact of these measures, now and in the future, could adversely affect our business, supply chain or customers.
Finally, there may be increased risk of cyberattack as a result of the ongoing conflict. See our risk factors disclosed in the annual report on Form 10-K for the year ended December 26, 2021, for additional information on cyberattack risk factors.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 9, 2022, the Company announced that, on March 8, 2022, its Board of Directors approved a $200.0 million share repurchase plan. The Company intends to repurchase shares through various means, which may included but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase plans, in each case, in compliance with applicable laws and regulations. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The repurchase plan has no termination date. As of March 27, 2022, the Company had repurchased 1,158,452 shares under this plan for an aggregate cost of $27.0 million and an average price of $23.3269 per share.
Set forth below is information regarding our stock repurchases for the three months ended March 27, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
December 27, 2021 through January 23, 2022	—	$—	—	$—
January 24, 2022 through February 27, 2022	—	—	—	—
February 28, 2022 through March 27, 2022	1,158,452	23.3269	1,158,452	172,976,935
Total	1,158,452	$23.3269	1,158,452	$172,976,935
(a)    Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization.

ITEM 6.    EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company. (incorporated by reference from Exhibit 3.1 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

3.2	Amended and Restated Corporate Bylaws of the Company. (incorporated by reference from Exhibit 3.2 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: April 27, 2022	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)