Form 10-Q
period 2022-06-26
PILGRIMS PRIDE CORP
filed 2022-07-28
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of July 27, 2022, was 239,045,969.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 26, 2022	December 26, 2021
	(In thousands)
Cash and cash equivalents	$682,126	$427,661
Restricted cash and restricted cash equivalents	40,498	22,460
Trade accounts and other receivables, less allowance for credit losses	1,184,225	1,013,437
Accounts receivable from related parties	1,696	1,345
Inventories	1,840,462	1,575,658
Income taxes receivable	32,675	27,828
Prepaid expenses and other current assets	217,537	237,565
Total current assets	3,999,219	3,305,954
Deferred tax assets	5,020	5,314
Other long-lived assets	32,009	32,410
Operating lease assets, net	315,014	351,226
Intangible assets, net	874,248	963,243
Goodwill	1,243,536	1,337,252
Property, plant and equipment, net	2,853,886	2,917,806
Total assets	$9,322,932	$8,913,205

Accounts payable	$1,481,640	$1,378,077
Accounts payable to related parties	11,250	22,317
Revenue contract liabilities	28,188	22,321
Accrued expenses and other current liabilities	811,999	859,885
Income taxes payable	111,624	81,977
Current maturities of long-term debt	26,260	26,246
Total current liabilities	2,470,961	2,390,823
Noncurrent operating lease liabilities, less current maturities	238,955	271,366
Long-term debt, less current maturities	3,371,373	3,191,161
Deferred tax liabilities	315,983	369,185
Other long-term liabilities	53,576	101,736
Total liabilities	6,450,848	6,324,271
Common stock	2,616	2,614
Treasury stock	(465,123)	(345,134)
Additional paid-in capital	1,968,562	1,964,028
Retained earnings	1,646,123	1,003,569
Accumulated other comprehensive loss	(291,975)	(47,997)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,860,203	2,577,080
Noncontrolling interest	11,881	11,854
Total stockholders’ equity	2,872,084	2,588,934
Total liabilities and stockholders’ equity	$9,322,932	$8,913,205
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(in thousands, except per share data)
Net sales	$4,631,648	$3,637,698	$8,872,043	$6,911,123
Cost of sales	3,954,877	3,257,457	7,653,292	6,269,639
Gross profit	676,771	380,241	1,218,751	641,484
Selling, general and administrative expense	163,867	503,372	303,834	606,151
Operating income (loss)	512,904	(123,131)	914,917	35,333
Interest expense, net of capitalized interest	38,112	50,651	74,408	80,985
Interest income	(1,010)	(842)	(2,284)	(3,208)
Foreign currency transaction losses	2,758	4,145	14,294	6,659
Miscellaneous, net	(1,688)	(770)	(2,012)	(8,614)
Income (loss) before income taxes	474,732	(176,315)	830,511	(40,489)
Income tax expense (benefit)	112,711	(9,812)	187,930	25,546
Net income (loss)	362,021	(166,503)	642,581	(66,035)
Less: Net income (loss) attributable to noncontrolling interests	(95)	184	27	444
Net income (loss) attributable to Pilgrim’s Pride Corporation	$362,116	$(166,687)	$642,554	$(66,479)

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	240,366	243,675	242,018	243,627
Effect of dilutive common stock equivalents	607	—	619	—
Diluted	240,973	243,675	242,637	243,627

Net income (loss) attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$1.51	$(0.68)	$2.65	$(0.27)
Diluted	$1.50	$(0.68)	$2.65	$(0.27)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(In thousands)
Net income (loss)	$362,021	$(166,503)	$642,581	$(66,035)
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	(199,328)	15,847	(257,530)	49,138
Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	(851)	741	(323)	2,209
Income tax effect	—	25	—	32
Reclassification to net earnings for losses (gains) realized	1,162	(1,080)	1,319	(1,248)
Income tax effect	18	(40)	(24)	(72)
Defined benefit plans:
Gains arising during the period	7,502	9,876	16,153	39,103
Income tax effect	(1,837)	(3,588)	(4,009)	(9,918)
Reclassification to net earnings of losses realized	345	384	577	955
Income tax effect	(84)	(90)	(141)	(225)
Total other comprehensive income (loss), net of tax	(193,073)	22,075	(243,978)	79,974
Comprehensive income (loss)	168,948	(144,428)	398,603	13,939
Less: Comprehensive income (loss) attributable to noncontrolling interests	(95)	184	27	444
Comprehensive income (loss) attributable to Pilgrim’s Pride Corporation	$169,043	$(144,612)	$398,576	$13,495
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended June 26, 2022	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,964,028	$1,003,569	$(47,997)	$11,854	$2,588,934
Net income	—	—	—	—	—	642,554	—	27	642,581
Other comprehensive loss, net of tax	—	—	—	—	—	—	(243,978)	—	(243,978)
Stock-based compensation plans:
Common stock issued under compensation plans	231	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	4,536	—	—	—	4,536
Common stock purchased under share repurchase program	—	—	(4,632)	(119,989)	—	—	—	—	(119,989)
Balance at June 26, 2022	261,578	$2,616	(22,305)	$(465,123)	$1,968,562	$1,646,123	$(291,975)	$11,881	$2,872,084

Three Months Ended June 26, 2022	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 27, 2022	261,568	$2,616	(18,831)	$(372,157)	$1,966,066	$1,284,007	$(98,902)	$11,976	$2,793,606
Net income (loss)	—	—	—	—	—	362,116	—	(95)	362,021
Other comprehensive loss, net of tax	—	—	—	—	—	—	(193,073)	—	(193,073)
Stock-based compensation plans:
Common stock issued under compensation plans	10	—	—	—	—	—	—	—	—
Requisite service period recognition	—	—	—	—	2,496	—	—	—	2,496
Common stock purchased under share repurchase program	—	—	(3,474)	(92,966)	—	—	—	—	(92,966)
Balance at June 26, 2022	261,578	$2,616	(22,305)	$(465,123)	$1,968,562	$1,646,123	$(291,975)	$11,881	$2,872,084

Six Months Ended June 27, 2021	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 27, 2020	261,185	$2,612	(17,673)	$(345,134)	$1,954,334	$972,569	$(20,620)	$11,586	$2,575,347
Net income (loss)	—	—	—	—	—	(66,479)	—	444	(66,035)
Other comprehensive income, net of tax	—	—	—	—	—	—	79,974	—	79,974
Stock-based compensation plans:
Common stock issued under compensation plans	162	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	5,226	—	—	—	5,226
Balance at June 27, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,959,558	$906,090	$59,354	$12,030	$2,594,512

Three Months Ended June 27, 2021	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 28, 2021	261,338	$2,613	(17,673)	$(345,134)	$1,956,375	$1,072,777	$37,279	$11,846	$2,735,756
Net income (loss)	—	—	—	—	—	(166,687)	—	184	(166,503)
Other comprehensive income, net of tax	—	—	—	—	—	—	22,075	—	22,075
Stock-based compensation plans:
Common stock issued under compensation plans	9	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	3,184	—	—	—	3,184
Balance at June 27, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,959,558	$906,090	$59,354	$12,030	$2,594,512
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 26, 2022	June 27, 2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$642,581	$(66,035)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	201,996	182,260
Deferred income tax benefit	(35,538)	(32,809)
Stock-based compensation	4,346	5,168
Loan cost amortization	2,827	2,279
Loss (gain) on property disposals	2,718	(5,057)
Accretion of discount related to Senior Notes	859	675
Loss (gain) on equity-method investments	4	(8)
Loss on early extinguishment of debt recognized as a component of interest expense	—	24,254
Amortization of premium related to Senior Notes	—	(167)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(216,523)	(117,610)
Inventories	(309,360)	(173,947)
Prepaid expenses and other current assets	13,173	(6,027)
Accounts payable, accrued expenses and other current liabilities	96,083	266,487
Income taxes	21,959	46,638
Long-term pension and other postretirement obligations	(1,717)	(9,507)
Other operating assets and liabilities	(2,189)	(1,642)
Cash provided by operating activities	421,219	114,952
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(196,205)	(183,744)
Purchase of acquired business, net of cash acquired	(4,847)	—
Proceeds from property disposals	2,362	21,385
Cash used in investing activities	(198,690)	(162,359)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	351,065	1,540,133
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(170,022)	(1,522,416)
Purchase of common stock under share repurchase program	(119,989)	—
Payments of capitalized loan costs	(3,052)	(8,650)
Payment of equity distribution under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	(1,961)	(650)
Payments on early extinguishment of debt	—	(21,258)
Cash provided by (used in) financing activities	56,041	(12,841)
Effect of exchange rate changes on cash and cash equivalents	(6,067)	1,859
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	272,503	(58,389)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	450,121	548,406
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$722,624	$490,017
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 120 countries. Our fresh products consist of refrigerated (nonfrozen) whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meat balls. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food-to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of June 26, 2022, Pilgrim’s had over 60,000 employees. As of June 26, 2022, PPC had the capacity to process approximately 43.5 million birds per 5-day work week. Approximately 4,750 contract growers supply chicken for the Company’s operations. As of June 26, 2022, PPC had the capacity to process approximately 49,500 pigs per 5-day work week and approximately 275 contract growers supply pork for the Company’s operations. As of June 26, 2022, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 81.7% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the six months ended June 26, 2022 are not necessarily indicative of the results that may be expected for the year ending December 25, 2022. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 26, 2021.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2022) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The three months ended June 26, 2022 represents the period from March 28, 2022 through June 26, 2022. The three months ended June 27, 2021 represents the period from March 29, 2021 through June 27, 2021. The six months ended June 26, 2022 represents the period from December 27, 2021 through June 26, 2022. The six months ended June 27, 2021 represents the period from December 28, 2020 through June 27, 2021.
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
The functional currency of the Company’s U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and the Republic of Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company’s operations in France, the Netherlands and the Republic of Ireland is the euro. For foreign currency-denominated entities other than the Company’s Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. For the Company’s Mexico operations, remeasurement from the Mexican peso to U.S. dollars is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records, as well as foreign currency transaction gains and losses, are reflected in Foreign currency transaction losses in the Condensed Consolidated Statements of Income.
Restricted Cash and Restricted Cash Equivalents
The Company is required to maintain cash balances with a broker as collateral for exchange traded futures contracts. These balances are classified as restricted cash as they are not available for use by the Company to fund daily operations. The balance of restricted cash and restricted cash equivalents may also include investments in U.S. Treasury Bills that qualify as restricted cash equivalents, as required by the broker, to offset the obligation to return cash collateral.
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 26, 2022	December 26, 2021
	(In thousands)
Cash and cash equivalents	$682,126	$427,661
Restricted cash and restricted cash equivalents	40,498	22,460
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$722,624	$450,121
Accounting Pronouncements Adopted in 2022
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
Accounting Pronouncements Not Yet Adopted as of June 26, 2022
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the application of current GAAP to existing contracts, hedging relationships and other transactions affected by reference rate reform. The new guidance will ease the transition to new reference rates by allowing entities to update contracts and hedging relationships without applying many of the contract modification requirements specific to those contracts. The provisions of the new guidance will be effective beginning March 12, 2020, extending through December 31, 2022 with the option to apply the guidance at any point during that time period. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides further clarification on the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. Once an entity elects an expedient or exception it must be applied to all eligible contracts or transactions. We currently have hedging transactions and debt agreements that reference LIBOR and will apply the new guidance as these contracts are modified to reference other rates. The Company plans to adopt this guidance effective December 26, 2022 and does not expect implementation to have a material impact on our Condensed Consolidated Financial Statements.
2.    BUSINESS ACQUISITION
On September 24, 2021, the Company acquired 100% of the equity of the Kerry Consumer Foods’ meats and meals businesses, collectively known as Pilgrim’s Food Masters, for cash of £695.3 million, or $954.1 million, subject to working capital adjustments. The acquisition was funded with the Company’s recent senior notes offering and borrowings under the credit facility. During the first quarter of 2022, a payment of $4.8 million for working capital and net debt adjustments was paid to the sellers bringing the total cash paid to $958.9 million. The acquisition solidifies Pilgrim’s as a leading European food company. The specialty meats business is a leading manufacturer of branded and private label meats, meat snacks and food-to-go products in the U.K. and the Republic of Ireland. The ready meals business is a leading ethnic chilled and frozen ready meals business in the U.K. The acquired operations are included in the Company’s U.K. and Europe reportable segment.
To date, transaction costs incurred in conjunction with this acquisition were approximately $19.3 million. These costs were expensed as incurred and are reflected within Selling, general and administrative expense in the Company’s Consolidated Statements of Income.
The results of operations of the acquired business since September 24, 2021 are included in the Company’s Condensed Consolidated Statements of Income. Net sales and net income generated by the acquired business during the three months ended June 26, 2022 totaled $265.8 million and $3.5 million, respectively. Net sales generated and net income generated by the acquired business during the six months ended June 26, 2022 totaled $526.5 million and $5.4 million, respectively.
The assets acquired and liabilities assumed in the acquisition were measured at their fair values as of September 24, 2021 as set forth below. The excess of the purchase price over the fair value of the identified net assets was recorded as goodwill in the Company’s U.K. and Europe reportable segment. The factors contributing to the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition as well as the assembled workforce. Benefits include (1) complementary product offerings, (2) an enhanced footprint in the U.K. and the Republic of Ireland and (3) an enhanced position in the fast-growing plant-based protein, direct-to-consumer and hot food-to-go markets. The goodwill is not expected to be tax deductible.
The fair values recorded for the assets acquired and liabilities assumed for the acquisition are as follows (in thousands):

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
The valuation of intangible assets of $415.2 million consisted of: (1) trade names with indefinite lives of $214.0 million; (2) trade names of $36.8 million with useful lives ranging from 15 years to 20 years; and (3) customer and distributor relationships of $164.3 million with useful lives ranging from 15 years to 18 years.
The following unaudited pro forma information presents the combined financial results for the Company and PFM for 2021 as if the acquisition had been completed at the beginning of 2021:

	Six Months Ended
	June 26, 2022	June 27, 2021
	(In thousands, except per share amounts)
Net sales	$8,872,043	$7,354,634
Net income (loss) attributable to Pilgrim's Pride Corporation	643,223	(97,526)
Net income (loss) attributable to Pilgrim's Pride Corporation per common share - diluted	$2.65	$(0.40)
The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company’s results of operations would have been had it completed the acquisition on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods. Pro forma adjustments include depreciation on the values of acquired property, plant and equipment, amortization on the values of acquired intangible assets, interest expense on debt issued to finance the acquisition, acquisition-related costs incurred by Pilgrim’s and its subsidiaries and the related income tax effect of these adjustments. Pro forma adjustments exclude cost savings from any synergies resulting from the acquisition.
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

Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended June 26, 2022
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$2,312,418	$303,963	$141,015	$142,482	$2,899,878
U.K. and Europe	232,045	791,189	184,862	36,956	1,245,052
Mexico	425,849	39,338	—	21,531	486,718
Total net sales	$2,970,312	$1,134,490	$325,877	$200,969	$4,631,648

	Three Months Ended June 27, 2021
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$1,807,640	$207,309	$115,844	$117,676	$2,248,469
U.K. and Europe	279,968	525,769	94,813	35,296	935,846
Mexico	402,295	29,738	—	21,350	453,383
Total net sales	$2,489,903	$762,816	$210,657	$174,322	$3,637,698

	Six Months Ended June 26, 2022
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$4,400,039	$559,050	$274,813	$247,184	$5,481,086
U.K. and Europe	469,354	1,537,825	358,273	71,582	2,437,034
Mexico	836,269	75,479	—	42,175	953,923
Total net sales	$5,705,662	$2,172,354	$633,086	$360,941	$8,872,043

	Six Months Ended June 27, 2021
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$3,405,063	$401,581	$229,815	$211,570	$4,248,029
U.K. and Europe	666,855	901,889	174,194	47,641	1,790,579
Mexico	775,016	57,143	—	40,356	872,515
Total net sales	$4,846,934	$1,360,613	$404,009	$299,567	$6,911,123
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
Contract Balances
The Company receives payment from customers based on terms established with the customer. Payments are typically due within 14 to 30 days of delivery. Revenue contract liabilities relate to payments received in advance of satisfying the performance under the customer contract. The revenue contract liabilities relate to customer prepayments and the advanced consideration, such as cash, received from governmental agency contracts for which performance obligations to the end customer have not been satisfied.
Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 26, 2021	$22,321
Revenue recognized	(21,334)
Cash received, excluding amounts recognized as revenue during the period	27,201
Balance as of June 26, 2022	$28,188
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
The Company has exposure to variability in cash flows from interest payments due to the use of variable interest rates on certain long-term debt arrangements in the U.S. reportable segment. The Company purchased an interest rate swap contract, which expired in May 2022, to convert the variable interest rate to a fixed interest rate on a portion of its outstanding long-term debt arrangements in order to manage this interest rate risk and add stability to interest expense and cash flows.
The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. The Company’s counterparties require that it post collateral for changes in the net fair value of the derivative contracts. This cash collateral is reported in the line item Restricted cash and restricted cash equivalents on the Condensed Consolidated Balance Sheets.
Undesignated contracts may include contracts not designated as a hedge or for which the normal purchase normal sales (“NPNS”) exception was not elected, contracts that do not qualify for hedge accounting and derivatives that do not or no longer qualify for the NPNS scope exception. The fair value of each of these derivatives is recognized in the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of each derivative are recognized immediately in the Condensed Consolidated Statements of Income within Net sales, Cost of sales, Selling, general and administrative expense, or Foreign currency transaction losses depending on the risk the derivative is intended to mitigate. While management believes these instruments help mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive record keeping requirements.
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
The Company does not apply hedge accounting treatment to certain derivative financial instruments that it has purchased to mitigate commodity purchase exposures in the U.S. and Mexico or foreign currency transaction exposures on our Mexico operations. Therefore, the Company recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Foreign currency transaction losses and Cost of sales in the Condensed Consolidated Statements of Income.
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
The Company did apply hedge accounting treatment in prior periods to a derivative financial instrument related to its U.S. reportable segment that it had purchased to mitigate variable interest rate exposures; however, this instrument disqualified from hedge accounting treatment in the first quarter of 2022 due to a change in the variable interest rate used on the underlying instrument. Gains or losses related to the interest rate swap derivative financial instrument are included in the line item Interest expense, net of capitalized interest in the Condensed Consolidated Statements of Income.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	June 26, 2022	December 26, 2021
	(In thousands)
Fair values:
Commodity derivative assets	$5,987	$17,567
Commodity derivative liabilities	(18,524)	(14,119)
Foreign currency derivative assets	3,974	518
Foreign currency derivative liabilities	(1,171)	(4,958)
Interest rate swap derivative liabilities	—	(98)
Sales contract derivative liabilities	(4,508)	(12,691)
Cash collateral posted with brokers(a)	40,498	22,459
Derivatives coverage(b):
Corn	24.5%	6.6%
Soybean meal	34.0%	11.8%
Period through which stated percent of needs are covered:
Corn	May 2023	December 2022
Soybean meal	January 2023	December 2022
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
    The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended		Six Months Ended
Gains (Losses) by Type of Contract (a)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Foreign currency derivatives	$(5,260)	$(8,822)	$(18,560)	$(3,482)	Foreign currency transaction losses
Commodity derivatives	(12,517)	1,420	19,023	18,798	Cost of sales
Sales contract derivative	16,849	23,237	8,182	5,133	Net sales
Total	$(928)	$15,835	$8,645	$20,449
(a)Amounts represent income (expenses) related to results of operations.
    The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(In thousands)
Foreign currency derivatives	$(866)	$824	(343)	2,309
Interest rate swap derivatives	—	(98)	—	(127)
Total	(866)	726	(343)	2,182

	Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended June 26, 2022			Three Months Ended June 27, 2021
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,631,648	$3,954,877	$38,112	$3,637,698	$3,257,457	$50,651
Impact from cash flow hedging instruments:
Foreign currency derivatives	(966)	196	—	1,582	344	—
Interest rates swap derivatives	—	—	—	—	—	158
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent (income) expenses related to cost of sales and interest expense.

	Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 26, 2022			Six Months Ended June 27, 2021
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$8,872,043	$7,653,292	$74,408	$6,911,123	$6,269,639	$80,985
Impact from cash flow hedging instruments:
Foreign currency derivatives	(933)	288	—	2,408	870	—
Interest rates swap derivatives	—	—	98	—	—	290
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent (income) expenses related to cost of sales and interest expense.
At June 26, 2022, there were immaterial pre-tax deferred net losses on foreign currency derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.

5.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	June 26, 2022	December 26, 2021
	(In thousands)
Trade accounts receivable	$1,120,031	$947,697
Notes receivable	13,456	18,697
Other receivables	60,454	56,716
Receivables, gross	1,193,941	1,023,110
Allowance for credit losses	(9,716)	(9,673)
Receivables, net	$1,184,225	$1,013,437

Accounts receivable from related parties(a)	$1,696	$1,345
(a)    Additional information regarding accounts receivable from related parties is included in “Note 16. Related Party Transactions.”
Activity in the allowance for credit losses was as follows:

Six Months Ended
June 26, 2022
(In thousands)
Balance, beginning of period	$(9,673)
Provision charged to operating results	(638)
Account write-offs and recoveries	534
Effect of exchange rate	61
Balance, end of period	$(9,716)
6.    INVENTORIES
Inventories consisted of the following:

	June 26, 2022	December 26, 2021(a)
	(In thousands)
Raw materials and work-in-process	$1,173,485	$1,034,518
Finished products	490,986	369,292
Operating supplies	87,005	87,332
Maintenance materials and parts	88,986	84,516
Total inventories	$1,840,462	$1,575,658
(a)    The inventory component amounts as of December 26, 2021 reported in this table differ from the inventory component amounts as of December 26, 2021 reported in our annual report on Form 10-K. We increased Operating supplies and Maintenance material and parts amounts as of December 26, 2021 by $10.7 million and $9.9 million, respectively, and decreased Raw materials and work-in-process and Finished products amounts as of December 26, 2021 by $10.2 million and $10.4 million, respectively, to conform to the inventory component amounts presented as of June 26, 2022.
7.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	June 26, 2022		December 26, 2021
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$7,999	$7,999	$48,851	$48,851
Gross realized gains during the three and six months ended June 26, 2022 and three and six months ended June 27, 2021 related to the Company’s available-for-sale securities were immaterial.

8.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the six months ended June 26, 2022 was as follows:

	December 26, 2021	Additions	Currency Translation	June 26, 2022
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	1,167,512	4,570	(98,286)	1,073,796
Mexico	127,804	—	—	127,804
Total	$1,337,252	$4,570	$(98,286)	$1,243,536
Additions shown in goodwill table above are primarily comprised of working capital adjustments made as part of the prior year business acquisitions. For additional information, refer to “Note 2. Business Acquisitions.”
Intangible assets consisted of the following:

	December 26, 2021	Additions	Amortization	Currency Translation	June 26, 2022
	(In thousands)
Cost:
Trade names not subject to amortization	$609,713	$—	$—	$(50,558)	$559,155
Trade names subject to amortization	114,268	—		(2,972)	111,296
Customer relationships	455,459	—	—	(24,255)	431,204
Non-compete agreements	320	—	—	—	320
Accumulated amortization:
Trade names	(49,901)	—	(2,063)	95	(51,869)
Customer relationships	(166,296)	—	(15,382)	6,140	(175,538)
Non-compete agreements	(320)	—	—	—	(320)
Intangible assets, net	$963,243	$—	$(17,445)	$(71,550)	$874,248
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
Non-compete agreements	3 years
At June 26, 2022, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its intangible assets subject to amortization at that date.
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	June 26, 2022	December 26, 2021
	(In thousands)
Land	$256,592	$260,079
Buildings	2,033,477	2,043,034
Machinery and equipment	3,559,063	3,594,482
Autos and trucks	76,183	76,710
Finance leases	5,710	5,710
Construction-in-progress	284,078	229,837
PP&E, gross	6,215,103	6,209,852
Accumulated depreciation	(3,361,217)	(3,292,046)
PP&E, net	$2,853,886	$2,917,806

The Company recognized depreciation expense of $91.1 million and $89.9 million during the three months ended June 26, 2022 and June 27, 2021, respectively. The Company recognized depreciation expense of $184.5 million and $170.6 million during the six months ended June 26, 2022 and June 27, 2021, respectively.
During the six months ended June 26, 2022, Pilgrim’s spent $196.2 million on capital projects and transferred $135.5 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the six months ended June 26, 2022 to improve efficiencies and reduce costs. During the six months ended June 27, 2021, the Company spent $183.7 million on capital projects and transferred $129.4 million of completed projects from construction-in-progress to depreciable assets.
During the three and six months ended June 26, 2022, the Company sold certain PP&E for $1.6 million and $2.4 million, respectively, in cash and recognized a net loss of $0.8 million and $2.7 million, respectively, on these sales. PP&E sold during the six months ended June 26, 2022 consisted of miscellaneous equipment. During the three and six months ended June 27, 2021, the Company sold miscellaneous equipment for cash of $8.3 million and $21.4 million, respectively, and recognized a net gain on these sales of $2.7 million and $5.1 million, respectively.
The Company has closed or idled various facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of June 26, 2022, the carrying amounts of these idled assets totaled $35.6 million based on depreciable value of $191.0 million and accumulated depreciation of $155.4 million.
As of June 26, 2022, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its property, plant and equipment held for use at that date.
10.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	June 26, 2022	December 26, 2021
	(In thousands)
Accounts payable:
Trade accounts	$1,368,748	$1,273,297
Book overdrafts	85,313	77,139
Other payables	27,579	27,641
Total accounts payable	1,481,640	1,378,077
Accounts payable to related parties(a)	11,250	22,317
Revenue contract liabilities(b)	28,188	22,321
Accrued expenses and other current liabilities:
Compensation and benefits	212,508	224,368
Taxes	87,045	68,163
Current maturities of operating lease liabilities	77,750	82,947
Litigation settlements	74,126	172,440
Insurance and self-insured claims	68,960	64,697
Accrued sales rebates	45,979	35,613
Interest and debt-related fees	32,068	31,810
Derivative liabilities	24,203	31,866
Other accrued expenses	189,360	147,981
Total accrued expenses and other current liabilities	811,999	859,885
Total	$2,333,077	$2,282,600
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
11.    INCOME TAXES
The Company recorded income tax expense of $187.9 million, a 22.6% effective tax rate, for the six months ended June 26, 2022 compared to income tax expense of $25.5 million, a (63.1)% effective tax rate, for the six months ended June 27, 2021. The increase in income tax expense in 2022 resulted primarily from the increase of profit before income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 26, 2022, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the six months ended June 26, 2022 and June 27, 2021, there is a tax effect of $(4.2) million and $(10.2) million, respectively, reflected in other comprehensive income.
For the six months ended June 26, 2022 and June 27, 2021, there are immaterial tax effects reflected in income tax expense due to excess tax shortfalls related to stock-based compensation.
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
12.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	June 26, 2022	December 26, 2021
		(In thousands)
Senior notes payable at 3.50%	2032	$900,000	$900,000
Senior notes payable, net of discount, at 4.25%	2031	991,191	990,691
Senior notes payable, net of discount, at 5.875%	2027	846,224	845,866
Fifth Amended and Restated U.S. Credit Facility (defined below):
Term note payable at 2.09%	2026	686,483	506,250
Revolving note payable at 3.50%	2026	—	—
Moy Park Bank of Ireland Revolving Facility with notes payable at specified index rates, depending upon borrowing currency, plus 1.25% to 2.00%	2027	—	—
Moy Park Bank of Ireland Revolving Facility with notes payable at LIBOR or EURIBOR plus 1.25% to 2.00%	2023	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	2022	—	3
Finance lease obligations	Various	4,091	4,548
Long-term debt		3,427,989	3,247,358
Less: Current maturities of long-term debt		(26,260)	(26,246)
Long-term debt, less current maturities		3,401,729	3,221,112
Less: Capitalized financing costs		(30,356)	(29,951)
Long-term debt, less current maturities, net of capitalized financing costs		$3,371,373	$3,191,161

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
On September 2, 2021, the Company completed a sale of $900.0 million in aggregate principal amount of its 3.50% senior notes due 2032 (“Senior Notes due 2032”). The Company used the proceeds, together with borrowings under the delayed draw term loan under its U.S. Credit Facility, to finance the acquisition of the Kerry Consumer Foods’ meats and meals businesses (now Pilgrim’s Food Masters) and to pay related fees and expenses. Each issuance of the Senior Notes due 2032 is treated as a single class for all purposes under the September 2021 Indenture (defined below) and have the same terms.
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
The revolving loan commitment under the U.S. Credit Facility matures on August 9, 2026. All principal on the Term Loans is due at maturity on August 9, 2026. Installments of principal in amounts predetermined by CoBank, ACB are required to be made on a quarterly basis prior to the maturity date of the Term Loans beginning in January 2022. As of June 26, 2022, the Company had outstanding borrowings under the term loan commitment of $686.5 million. As of June 26, 2022, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $36.1 million and $763.9 million, respectively.
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
Moy Park Bank of Ireland Revolving Facility Agreements
On June 2, 2018, Moy Park Holdings (Europe) Ltd. and its subsidiaries entered into an unsecured multicurrency revolving facility agreement (the “2018 Revolver Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The 2018 Revolver Agreement provides for a multicurrency revolving loan commitment of up to £100.0 million. The loan commitments under the 2018 Revolver Agreement mature on June 2, 2023. Outstanding borrowings under the 2018 Revolver Agreement bear interest at a rate per annum equal to the sum of (1) LIBOR or, in relation to any loan in euros, EURIBOR, plus (2) a margin, ranging from 1.25% to 2.00% based on leverage (as defined in the 2018 Revolver Agreement). All obligations under the 2018 Revolver Agreement are guaranteed by certain of Moy Park’s subsidiaries. On June 24, 2022, the 2018 Revolver Agreement was cancelled upon the execution of the 2022 Revolver Agreement (defined below).
The 2018 Revolver Agreement contains representations and warranties, covenants, indemnities and conditions that the Company believes are customary for transactions of this type. Pursuant to the terms of the 2018 Revolver Agreement, Moy Park is required to meet certain financial and other restrictive covenants. Additionally, Moy Park is prohibited from taking certain actions without consent of the lenders, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, permitting liens or other encumbrances on its assets and making restricted payments, including dividends, in each case except as expressly permitted under the 2018 Revolver Agreement. The 2018 Revolver Agreement contains events of default that the Company believes are customary for transactions of this type. If a default occurs, any outstanding obligations under the 2018 Revolver Agreement may be accelerated.
On June 24, 2022, Moy Park Holdings (Europe) Ltd. and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “2022 Revolver Agreement”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The 2022 Revolver Agreement provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment under the 2022 Revolver Agreement matures on June 24, 2027. Outstanding borrowings under the 2022 Revolver Agreement bear interest at the (1) current index interest rate, depending on the currency of the borrowing, plus (2) a margin, ranging from 1.25% to 2.00% based on leverage (as defined in the 2022 Revolver Agreement). All obligations under the 2022 Revolver Agreement are guaranteed by certain of the Company’s subsidiaries. As of June 26, 2022, the U.S. dollar-equivalent loan commitment and borrowing availability were both $184.0 million. As of June 26, 2022, there were no outstanding borrowings under the 2022 Revolver Agreement.

The 2022 Revolver Agreement contains representations and warranties, covenants, indemnities and conditions, in each case, that the Company believes are customary for transactions of this type. Pursuant to the terms of the 2022 Revolver Agreement, the Company is required to meet certain financial and other restrictive covenants. Additionally, the Company is prohibited from taking certain actions without consent of the lenders, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, permitting liens or other encumbrances on its assets and making restricted payments, including dividends, in each case, except as expressly permitted under the 2022 Revolver Agreement. The 2022 Revolver Agreement contains events of default that the Company believes are customary for transactions of this type. If a default occurs, any outstanding obligations under the 2022 Revolver Agreement may be accelerated. The Company is currently in compliance with the covenants under the 2022 Revolver Agreement.
Mexico Credit Facility
On December 14, 2018, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is Mex$1.5 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.5%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Company is currently in compliance with the covenants under the Mexico Credit Facility. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of June 26, 2022, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $75.5 million. As of June 26, 2022, there were no outstanding borrowings under the Mexico Credit Facility.
13.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive income (loss):

	Six Months Ended June 26, 2022
	Gains (Losses) Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Total
	(In thousands)
Balance, beginning of period	$27,241	$(2,365)	$(72,873)	$(47,997)
Other comprehensive income before reclassifications	(257,530)	(343)	12,144	(245,729)
Amounts reclassified from accumulated other comprehensive loss to net income	—	1,295	436	1,731
Currency translation	—	20	—	20
Net current period other comprehensive income (loss)	(257,530)	972	12,580	(243,978)
Balance, end of period	$(230,289)	$(1,393)	$(60,293)	$(291,975)

	Six Months Ended June 27, 2021
	Gains Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Total
	(In thousands)
Balance, beginning of period	$82,782	$(1,191)	$(102,211)	$(20,620)
Other comprehensive income before reclassifications	49,138	2,214	29,185	80,537
Amounts reclassified from accumulated other comprehensive loss to net income	—	(1,320)	730	(590)
Currency translation	—	27	—	27
Net current period other comprehensive income	49,138	921	29,915	79,974
Balance, end of period	$131,920	$(270)	$(72,296)	$59,354

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 26, 2022	Six Months Ended June 27, 2021	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gains (losses) on settlement of foreign currency derivatives classified as cash flow hedges	$(933)	$1,282	Net sales
Realized gains (losses) on settlement of foreign currency derivatives classified as cash flow hedges	(288)	255	Cost of sales
Realized losses on settlement of interest rate swap derivatives classified as cash flow hedges	(98)	(289)	Interest expense, net of capitalized interest
Amortization of pension and other postretirement plan actuarial losses(b)	(577)	(955)	Miscellaneous, net
Total before tax	(1,896)	293
Tax expense	165	297
Total reclassification for the period	$(1,731)	$590
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
Share Repurchase Plan and Treasury Stock
On March 8, 2022, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company repurchased shares through open market purchases. As of June 26, 2022, the Company repurchased approximately 4.6 million shares under this plan with a market value of approximately $120.0 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock.
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
14.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan (the “Tulip Plan”) and the Geo Adams Group Pension Fund (the “Geo Adams Plan”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $10.4 million and $4.0 million in the three months ended June 26, 2022 and June 27, 2021, respectively, and $16.8 million and $9.3 million in the six months ended June 26, 2022 and June 27, 2021, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Six Months Ended
	June 26, 2022		June 27, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$373,062	$1,346	$404,194	$1,593
Interest cost	3,224	10	2,437	8
Actuarial gain	(62,285)	(116)	(28,552)	(35)
Benefits paid	(6,344)	(66)	(5,978)	(70)
Curtailments and settlements	(3,762)	—	(2,689)	—
Currency translation (gain) loss	(11,305)	—	10,196	—
Projected benefit obligation, end of period	$292,590	$1,174	$379,608	$1,496

	Six Months Ended
	June 26, 2022		June 27, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of period	$326,409	$—	$305,983	$—
Actual return on plan assets	(42,499)	—	14,564	—
Contributions by employer	5,494	66	6,832	70
Benefits paid	(6,344)	(66)	(5,978)	(70)
Curtailments and settlements	(3,762)	—	(2,689)	—
Expenses paid from assets	(188)	—	(169)	—
Currency translation (gain) loss	(10,747)	—	8,764	—
Fair value of plan assets, end of period	$268,363	$—	$327,307	$—

	June 26, 2022		December 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Funded status:
Unfunded benefit obligation, end of period	$(24,227)	$(1,174)	$(46,653)	$(1,346)

	June 26, 2022		December 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:
Current liability	$(2,996)	$(167)	$(6,063)	$(157)
Long-term liability	(21,231)	(1,007)	(40,590)	(1,189)
Recognized liability	$(24,227)	$(1,174)	$(46,653)	$(1,346)

	June 26, 2022		December 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in accumulated other comprehensive loss at end of period:
Net actuarial loss	$41,420	$3	$58,143	$118
The accumulated benefit obligation for the Company’s defined benefit pension plans was $292.6 million and $373.1 million at June 26, 2022 and December 26, 2021, respectively. Each of the Company’s defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both June 26, 2022 and December 26, 2021.

Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended				Six Months Ended
	June 26, 2022		June 27, 2021		June 26, 2022		June 27, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,716	$6	$987	$3	$3,224	$10	$2,437	$8
Estimated return on plan assets	(2,611)	—	(1,815)	—	(5,014)	—	(4,456)	—
Settlement loss	1,167	—	837	—	1,167	—	837	—
Expenses paid from assets	73	—	91	—	188	—	169	—
Amortization of net loss	341	—	381	—	568	—	946	1
Amortization of past service cost	4	—	3	—	9	—	8	—
Net costs(a)	$690	$6	$484	$3	$142	$10	$(59)	$9
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	June 26, 2022		December 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	3.69%	4.10%	2.23%	2.38%

	Six Months Ended
	June 26, 2022		June 27, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	2.29%	2.38%	1.86%	1.80%
Expected return on plan assets	3.32%	NA	3.53%	NA
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Six Months Ended
	June 26, 2022		June 27, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss, beginning of period	$58,143	$118	$95,522	$174
Amortization	(577)	—	(954)	(1)
Settlement adjustments	(1,167)	—	(837)	—
Actuarial gain	(62,285)	(115)	(28,552)	(35)
Asset loss (gain)	47,513	—	(10,109)	—
Currency translation loss (gain)	(207)	—	776	—
Net actuarial loss, end of period	$41,420	$3	$55,846	$138
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.
Defined Contribution Plans

The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $8.9 million in the three months ended June 26, 2022 and $14.4 million in the six months ended June 26, 2022.
15.    FAIR VALUE MEASUREMENT
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities measured at fair value must be categorized into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation:

Level 1	Unadjusted quoted prices available in active markets for identical assets or liabilities at the measurement date;

Level 2	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	Unobservable inputs, such as discounted cash flow models or valuations.
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety.
As of June 26, 2022 and December 26, 2021, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk and interest rate swap instruments.
The following items were measured at fair value on a recurring basis:

	June 26, 2022			December 26, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Commodity derivative assets	$5,987	$—	$5,987	$17,567	$—	$17,567
Foreign currency derivative assets	3,974	—	3,974	518	—	518
Liabilities:
Commodity derivative liabilities	(18,524)	—	(18,524)	(14,119)	—	(14,119)
Foreign currency derivative liabilities	(1,171)		(1,171)	(4,958)	—	(4,958)
Interest rate swap derivative liabilities	—	—	—	—	(98)	(98)
Sales contract derivative liabilities	—	(4,508)	(4,508)	—	(12,691)	(12,691)
See “Note 4. Derivative Financial Instruments” for additional information.
The valuation of financial assets and liabilities classified in Level 1 is based upon unadjusted quoted prices for identical assets or liabilities in active markets. The valuation of financial assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations. For each class of assets and liabilities not measured at fair value in the Condensed Consolidated Balance Sheets but for which fair value is disclosed, the Company is not required to provide the quantitative disclosure about significant unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy.
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	June 26, 2022		December 26, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(900,000)	$(729,000)	$(900,000)	$(915,120)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(991,191)	(864,340)	(990,691)	(1,055,140)
Fixed-rate senior notes payable at 5.875%, at Level 2 inputs	(846,224)	(823,350)	(845,866)	(900,193)
Secured loans, at Level 3 inputs	—	—	(3)	(3)
See “Note 12. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at June 26, 2022 or December 26, 2021, as applicable. The fair value of the Company’s Level 3 fixed-rate debt obligation was based on discounted cash flows using weighted average cost of debt of 0.5% as of December 26, 2021.
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
16.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$4,986	$4,017	$9,597	$7,082
JBS Australia Pty. Ltd.	865	939	1,396	1,822
Other Related Parties	297	325	1,035	864
Total sales to related parties	$6,148	$5,281	$12,028	$9,768

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(In thousands)
Cost of goods purchased from related parties:
JBS USA Food Company(a)	$51,251	$49,547	$113,154	$105,796
Seara Meats B.V.	11,663	643	13,131	2,344
Penasul UK LTD	2,883	2,838	6,423	5,156
JBS Asia Co Limited	1,797	—	3,921	5
Other Related Parties	400	318	463	687
Total cost of goods purchased from related parties	$67,994	$53,346	$137,092	$113,988

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(In thousands)
Expenditures paid by related parties:
JBS USA Food Company(b)	$29,762	$16,987	$53,939	$40,732
Other Related Parties	55	2	55	12
Total expenditures paid by related parties	$29,817	$16,989	$53,994	$40,744

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(In thousands)
Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$6,817	$11,072	$39,342	$27,446
Total expenditures paid on behalf of related parties	$6,817	$11,072	$39,342	$27,446

	June 26, 2022	December 26, 2021
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$865	$1,059
Other Related Parties	831	286
Total accounts receivable from related parties	$1,696	$1,345

	June 26, 2022	December 26, 2021
	(In thousands)
Accounts payable to related parties:
JBS USA Food Company(a)	$6,303	$21,628
JBS Asia Co Limited	2,658	—
Penasul UK LTD	1,407	147
Other Related Parties	882	542
Total accounts payable to related parties	$11,250	$22,317
(a)    The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of June 26, 2022, goods purchased and in transit from JBS USA were immaterial and not reflected on our Condensed Consolidated Balance Sheet.
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
Additional information regarding reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 26, 2022(a)	June 27, 2021(b)	June 26, 2022(c)	June 27, 2021(d)
	(In thousands)
Net sales
U.S.	$2,899,879	$2,248,470	$5,481,087	$4,248,029
U.K. and Europe	1,245,052	935,845	2,437,034	1,790,579
Mexico	486,717	453,383	953,922	872,515
Total	$4,631,648	$3,637,698	$8,872,043	$6,911,123
(a)For the three months ended June 26, 2022, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $26.3 million. These sales consisted of fresh products, prepared products, grain and egg sales.
(b)For the three months ended June 27, 2021, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $82.8 million. These sales consisted of fresh products, prepared products and grain.
(c)For the six months ended June 26, 2022, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $69.7 million. These sales consisted of fresh products, prepared products, grain and egg sales.
(d)For the six months ended June 27, 2021, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $150.8 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(In thousands)
Reportable segment profit (loss):
U.S.	$453,198	$(224,171)	$808,273	$(156,046)
U.K. and Europe	7,848	21,831	(13,792)	32,326
Mexico	51,844	79,195	120,408	159,025
Eliminations	14	14	28	28
Total operating income (loss)	512,904	(123,131)	914,917	35,333
Interest expense, net of capitalized interest	38,112	50,651	74,408	80,985
Interest income	(1,010)	(842)	(2,284)	(3,208)
Foreign currency transaction losses	2,758	4,145	14,294	6,659
Miscellaneous, net	(1,688)	(770)	(2,012)	(8,614)
Income (loss) before income taxes	474,732	(176,315)	830,511	(40,489)
Income tax expense (benefit)	112,711	(9,812)	187,930	25,546
Net income (loss)	$362,021	$(166,503)	$642,581	$(66,035)

	June 26, 2022	December 26, 2021
	(In thousands)
Total assets by reportable segment:
U.S.	$6,989,372	$6,390,845
U.K. and Europe	4,044,272	4,292,558
Mexico	1,207,388	1,146,204
Eliminations	(2,918,100)	(2,916,402)
Total assets	$9,322,932	$8,913,205

	June 26, 2022	December 26, 2021
	(In thousands)
Long-lived assets by reportable segment(a):
U.S.	$1,864,868	$1,862,584
U.K. and Europe	1,022,478	1,125,197
Mexico	285,256	284,980
Eliminations	(3,702)	(3,729)
Total long-lived assets	$3,168,900	$3,269,032
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
Tax Claims and Proceedings
During 2014 and 2015 the Mexican Tax Authorities opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“Avícola”) in regards to tax years 2009 and 2010, respectively. In both instances, the Mexican Tax Authorities claim that controlled company status did not exist for certain subsidiaries because Avícola did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Comercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R.L. de C.V. (in 2010). As a result, according to the tax authorities, Avícola should have considered dividends paid out of these subsidiaries partially taxable since a portion of the dividend amount was not paid from the net tax profit account (CUFIN). Avícola is currently appealing the opinion. Amounts under appeal, calculated by PPC and its advisors, are $33.0 million and $20.2 million for tax years 2009 and 2010, respectively. No loss has been recorded for these amounts at this time.
On May 12, 2022, the Mexican Tax Authorities issued tax assessments against Pilgrim’s Pride, S. de R.L. de C.V. and Provemex Holdings, LLC in connection with PPC’s acquisition of Tyson de México. Following the acquisition, PPC re-domiciled Provemex Holdings, LLC from the U.S. to Mexico. The tax authorities claim that Provemex Holdings, LLC was a Mexican entity at the time of the acquisition and, as a result, was obligated to pay taxes on the sale. The Mexican subsidiaries of PPC are currently appealing these assessments. Amounts under appeal are approximately $248.4 million for such tax assessments. No loss has been recorded for these amounts at this time.

In re Broiler Chicken Antitrust Litigation
Between September 2, 2016 and October 13, 2016, a series of federal class action lawsuits styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 were filed with the U.S. District Court for the Northern District of Illinois (“Illinois Court”) against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws (the “Broilers Litigation”). The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: one on behalf of direct purchasers (the “DPPs”) and two on behalf of distinct groups of indirect purchasers. Between December 8, 2017 and September 1, 2021, 82 individual direct action complaints were filed with the Illinois Court by individual direct purchaser entities (“DAPs”) naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints. Subsequent amendments to certain complaints added allegations of price fixing and bid rigging on certain sales. On February 8, 2022, the Illinois court issued a revised scheduling order for certain plaintiffs who limited their claims to reduction of output, which sets the first trial date in fall 2023. The schedule for the rest of the plaintiffs is still awaiting an order from the Illinois Court. On May 27, 2022, the Illinois Court certified each of the three classes.
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
The settlements with the DPPs, EUCPs and CIIPPs do not cover the claims of the DAPs or other parties who have or will opt out of such settlements (collectively, the “Opt Outs”). PPC will therefore continue to litigate against such Opt Outs and will seek reasonable settlements where they are available. To date, PPC has recognized an expense of $489.3 million to cover settlements with various Opt Outs. PPC recognizes these expenses within Selling, general and administrative expense in the Consolidated Statements of Income.
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

Other Claims and Proceedings
On October 20, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado (“Colorado Court”) against PPC and its named executive officers (the “Hogan Litigation”). The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the Broilers Litigation, (2) its conduct constituted a violation of federal antitrust laws and (3) PPC’s revenues during the class period were the result of illegal conduct. The complaint seeks compensatory damages as well as attorneys’ fees and costs. On April 4, 2017, the Colorado Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2016. PPC and the other defendants moved to dismiss the amended complaint on June 12, 2017, and on March 14, 2018, the Colorado Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Colorado Court’s decision and for permission to file a second amended complaint. On November 19, 2018, the Colorado Court denied the plaintiff’s motion for reconsideration but granted the plaintiff leave to file a second amended complaint. On June 8, 2020, the plaintiff filed a second amended complaint against the same defendants, based in part on the Indictment (defined below). On July 31, 2020, defendants filed a motion to dismiss the second amended complaint. The Colorado Court granted the motion to dismiss on April 19, 2021 and issued judgment in favor of defendants. On May 17, 2021, the plaintiff filed a motion for amended judgment, which the Colorado Court denied on November 29, 2021. The plaintiff then filed a notice of appeal on December 28, 2021, and the appeal was opened in the U.S. Court of Appeals for the Tenth Circuit, which is now fully briefed with oral argument set for September 27, 2022.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and four other producers in the U.S. District Court for the Eastern District of Oklahoma (the “Oklahoma Court”) alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. Plaintiffs allege violations of the Sherman Antitrust Act and the Packers and Stockyards Act and seek, among other relief, treble damages. The complaint was consolidated with a subsequently filed consolidated amended class action complaint styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033-RJS. The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint on September 9, 2017. The Oklahoma Court granted only certain other defendants’ motions challenging jurisdiction. On January 6, 2020, the Oklahoma Court denied the motion to dismiss, and lifted the stay on discovery. On October 6, 2020, the plaintiffs filed a motion with the U.S. Judicial Panel on Multidistrict Litigation (“JPML”) seeking consolidation of a series of copycat complaints filed in September and October 2020 in the U.S. District Courts for the District of Colorado, the District of Kansas, and the Northern District of California. On December 15, 2020, the JPML ordered the transfer of all cases to the Oklahoma Court for consolidated or coordinated pretrial proceedings. On November 8, 2021, the Oklahoma Court entered a revised case management order in the multi-district litigation setting a deadline of August 1, 2022 for the close of fact discovery. That order also set a deadline of March 17, 2023 for the filing of class certification motions, with deadlines of April 28, 2023 for opposition briefing and June 9, 2023 for reply briefing. Under the order, motions for summary judgment are to be filed on July 31, 2023, with oppositions and replies due September 22, 2023, and October 13, 2023, respectively. PPC has recognized an estimate of probable loss as expense that is subject to change. PPC recognized this expense within Selling, general and administrative expense in the Consolidated Statement of Income for the year ended December 26, 2021 and incremental expense in the Condensed Consolidated Statement of Income for the six months ended June 26, 2022.
On March 9, 2017, a stockholder derivative action, DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of PPC’s directors and its then-Chief Executive Officer, William Lovette, and then-Chief Financial Officer, Fabio Sandri, in the Nineteenth Judicial District Court for the County of Weld in Colorado (the “Weld County Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the Broilers Litigation, and issuing false and misleading statements as alleged in the Hogan Litigation. On April 17, 2017, a related stockholder derivative action, Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of PPC’s directors and Messrs. Lovette and Sandri in the Weld County Court. The Brima complaint contains largely the same allegations as the DiSalvio complaint. The DiSalvio and Brima litigations (collectively, “the Derivative Litigation”) were consolidated on May 4, 2017. On October 14, 2020, an amended shareholder derivative complaint was filed that added former PPC executives Jayson Penn, Roger Austin, and Jimmie Little as named defendants and alleges, among other things, that the defendants breached their fiduciary duties by (1) failing to prevent PPC from engaging in an antitrust conspiracy as alleged in the Broiler litigation, the Indictment (as defined below), and other related proceedings; and (2) failing to prevent the issuance of false and misleading statements as alleged in the Hogan Litigation and the UFCW Litigation (as defined below). The Derivative Litigation was stayed, pending the resolution of the motion to dismiss in the Hogan Litigation described above. Following the Colorado Court granting defendants’ motion to dismiss in the Hogan litigation, the stay was lifted. The parties then filed a joint motion to continue the stay pending the Colorado Court’s decision on the motion for amended judgment, which the Weld County Court granted on June 22, 2021. Upon the Colorado Court’s denial of plaintiff’s motion for amended judgment in the Hogan Litigation, the stay was again lifted. On February 4, 2022, the Weld County Court ordered another stay until the earlier of (1) resolution of the appeal in the Hogan Litigation or (2) an order ruling on the motion to dismiss in the UFCW Litigation. Given the ruling in the UFCW Litigation, the Derivative Litigation stay has been lifted and PPC filed a motion to dismiss, which will be fully briefed by August 29, 2022.
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
On July 6, 2020, United Food and Commercial Workers International Union Local 464A (“UFCW”), acting on behalf of itself and a putative class of persons who purchased shares of PPC stock between February 9, 2017 and June 3, 2020, filed a class action complaint in the Colorado Court against PPC, and Messrs. Lovette, Penn, and Sandri (the “UFCW Litigation”). The complaint alleges, among other things, that PPC’s public statements regarding its business and the drivers behind its financial results were false and misleading due to the defendants’ purported failure to disclose its participation in an antitrust conspiracy as alleged in the Broilers Litigation and the Indictment (defined below). On September 4, 2020, UFCW and the New Mexico State Investment Council (“NMSIC”) filed competing motions to be appointed lead plaintiff under the Private Litigation Securities Reform Act, and on March 17, 2021, the court appointed NMSIC as lead plaintiff. On May 26, 2021, NMSIC filed an amended complaint, and PPC and the other defendants moved to dismiss the amended complaint on July 19, 2021, which is now fully briefed. On March 8, 2022, the Colorado Court granted the motion to dismiss with prejudice as to all claims. The plaintiffs filed a motion to amend the judgment on April 5, 2022, which is now fully briefed and awaiting a decision from the Colorado Court.
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
On June 3, 2020, PPC learned of an indictment by a Grand Jury in the Colorado Court against Jayson Penn, the chief executive officer and president of PPC at that time, in addition to two former employees of PPC and a former employee of a different company (the “Indictment”). The Indictment alleges that the defendants entered into and engaged in a conspiracy to suppress and eliminate competition by rigging bids and fixing prices and other price-related terms for broiler chicken products sold in the U.S., in violation of Section 1 of the Sherman Antitrust Act. On June 4, 2020, PPC learned that Mr. Penn pleaded not guilty to the charges. Effective June 15, 2020, Mr. Penn began a paid leave of absence from PPC, and on September 22, 2020, PPC disclosed that Mr. Penn was no longer with the Company.
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
On July 29, 2021, PPC learned of an additional indictment by a Grand Jury in the Colorado Court against four former employees of PPC (the “July 29 Indictment”), which alleged similar claims to the First Indictment. On July 12, 2022, PPC learned of a superseding indictment by a Grand Jury in the Colorado Court alleging that one of the former employees named in the July 29 Indictment engaged in witness tampering and obstruction of an official proceeding (together with the July 29 Indictment, the “Second Indictment”).
A trial pursuant to the First Indictment commenced on October 25, 2021 and ended on December 16, 2021. The jury did not return a verdict and the Colorado Court declared a mistrial. A retrial of the case began on February 22, 2022 and ended on March 24, 2022. The jury again did not reach a verdict and the Colorado Court declared another mistrial. The third trial, this time against only Messrs. Penn and Lovette, two additional former employees of PPC, and a former employee of a different company, commenced on June 6, 2022 and ended on July 7, 2022. The jury reached a verdict of not guilty as to all defendants. A trial pursuant to the Second Indictment is currently scheduled to begin on October 31, 2022.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
We reported net income attributable to Pilgrim’s of $642.6 million, or $2.65 per diluted common share, and income before tax totaling $830.5 million, for the six months ended June 26, 2022. These operating results included net sales of $8.9 billion, gross profit of $1.2 billion and $421.2 million of cash provided by operating activities. We generated a consolidated operating margin of 10.3% with operating margins of 14.7%, (0.6)% and 12.6% in our U.S., U.K. and Europe, and Mexico reportable segments, respectively. For the six months ended June 26, 2022, we generated EBITDA and Adjusted EBITDA of $1.1 billion and $1.1 billion, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
During the second quarter of 2022, we continued to experience solid recoveries in volume throughout the business from prior year levels as COVID-19 restrictions eased, but were confronted with significant challenges from inflation in commodity, labor and other operating costs across all our businesses. The global feed ingredient and energy markets continue to be impacted by the outbreak of the Russia-Ukraine war, driving up prices as supply out of the Black Sea region is disrupted and future production is at risk. We continued to experience labor shortages in the U.K. as European Union (or “E.U.”) workers returned to their home countries following Brexit, thus affecting our ability to process, pack and transport products. Hog prices remained low during the first quarter driven by an oversupply in Europe, though some areas, such as Germany and the U.K., experienced an uptick in prices that extended into the second quarter. Despite inflationary headwinds and softening consumer demand throughout the U.K. and E.U., we have and will continue to invest in our people to improve staffing, implement supply chain solutions, and conduct customer negotiations for cost recovery. Our Mexico segment also managed through significant challenges as Mexico remains a volatile market given inflationary pressures, an evolving global protein industry, and overall business seasonality.
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
U.S. market prices for chicken products entered the second quarter at levels 73% above the 5-year average and remained above prior year levels and historical norms throughout the period. During the second quarter of 2022, industry production levels were slightly up from the previous year, +0.2% year-over-year in liveweight pounds. The increase in liveweight production was due to growth of egg sets which has continued throughout the year and has led to more birds processed relative to the same time last year. This increase in birds processed occurred despite hatchability headwinds that persisted throughout the first four months of 2022. Hatchability has recently began trending in line with prior year levels. We experienced steady demand throughout the second quarter of 2022. In the foodservice channel, commercial foodservice restaurant volume demand declined slightly, but was offset by significant growth in the non-commercial foodservice subchannel. In retail, fresh and frozen value-added sales volumes remained steady relative to the second quarter of prior year. Sales volume in the frozen commodity and retail deli subchannels declined during the second quarter. The export market remained strong for April and May, growing 5% in volume relative to prior year levels. Cold storage inventories have trended below average historical levels throughout 2022, ending June at 7% below the 5-year average. Despite elevated wholesale and retail pricing, chicken remains a cost competitive protein option.
During the second quarter of 2022, the U.K. chicken market experienced unprecedented cost increases in feed ingredients, utilities and labor. Through our current customer models and additional negotiations, together with recovery in the foodservice sector, we have partially offset some of these cost increases. We continue to focus on managing costs and increasing operational efficiency.
Commodity prices for chicken in Mexico increased during the second quarter of 2022 and remained well above prices from same quarter prior year. The increase is primarily from increased demand that outpaced supply. The cost to produce also increased from same quarter prior year due to significant increases in corn and soy, the two main ingredients used for feed in Mexico.
While market prices for chicken products have sustained high levels throughout the second quarter of 2022, prices for the remainder of the year will depend on (1) the evolution of foodservice, retail and export meat demand and (2) factors such as government regulation, the ongoing Russia-Ukraine war, further spread of avian influenza both domestically and abroad, uncertainty surrounding the general economy and overall protein supply.
U.K. market prices for pork products during the three months ended June 26, 2022 increased from the low prices of the first quarter. The pig prices increased by approximately 30% in the second quarter following significant price increases in Germany in late March. Despite some pig price recovery, the cost of production continued to exceed market prices, although the loss per pig experienced by growers has decreased in the second quarter. The increased prices follow a reduction of the overall breeding herd in the U.K. and Germany during 2021. Input costs for feed and energy in the U.K. continue to rise following the outbreak out of the Russia-Ukraine war and with the 6% national minimum wage increase in April, the recovery of inflation through retailers continues to be an area of focus.
Reportable Segments
We operate in three reportable segments: U.S., U.K. and Europe, and Mexico. We measure segment profit as operating income. Certain corporate expenses are allocated to the Mexico and U.K. and Europe reportable segments based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For additional information, see “Note 17. Reportable Segments” of our Condensed Consolidated Financial Statements included in this quarterly report.

Results of Operations
Three Months Ended June 26, 2022 Compared to the Three Months Ended June 27, 2021
Net sales. Net sales generated in the three months ended June 26, 2022 increased $994.0 million, or 27.3%, from net sales generated in the three months ended June 27, 2021. The following table provides net sales information:

Sources of net sales	Three Months Ended June 26, 2022	Change from Three Months Ended June 27, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,899,879	$651,409	29.0%
U.K. and Europe	1,245,052	309,207	33.0%
Mexico	486,717	33,334	7.4%
Total net sales	$4,631,648	$993,950	27.3%
U.S. Reportable Segment. U.S. net sales generated in the three months ended June 26, 2022 increased $651.4 million, or 29.0%, from U.S. net sales generated in the three months ended June 27, 2021 primarily due to an increase in net sales per pound which contributed $628.6 million, or 28.0 percentage points, to the increase in net sales. The increase in net sales per pound was driven primarily by higher-than-average market pricing for chicken and increases in price necessary to recover increased feed ingredients, labor, utilities and other operating costs during the three months ended June 26, 2022. Also contributing to the increase in net sales was an increase in sales volume of $22.8 million, or 1.0 percentage points.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the three months ended June 26, 2022 increased $309.2 million, or 33.0%, from U.K. and Europe net sales generated in the three months ended June 27, 2021 primarily due to the acquisition of Pilgrim’s Food Masters (“PFM”) which contributed $265.8 million to the increase in net sales. The existing U.K. and Europe businesses contributed $43.4 million to the increase in net sales. This increase was driven by an increase in net sales per pound of $171.2 million, or 18.3 percentage points, partially offset by a decrease in sales volume of $23.9 million, or 2.6 percentage points, and the unfavorable impact of foreign currency translation of $104.4 million, or 11.2 percentage points. The increase in net sales per pound was driven by price increases necessary to recover increased feed ingredients, labor, utilities and other operating costs.
Mexico Reportable Segment. Mexico net sales generated in the three months ended June 26, 2022 increased $33.3 million, or 7.4%, from Mexico net sales generated in the three months ended June 27, 2021 primarily due to an increase in net sales per pound of $77.9 million, or 17.2 percentage points, and the favorable impact of foreign currency remeasurement of $0.8 million, or 0.2 percentage points, partially offset by a decrease in sales volume of $45.4 million, or 10.0 percentage points. The increase in net sales per pound was driven primarily by higher chicken prices that resulted from solid market fundamentals.
Gross profit and cost of sales. Gross profit increased by $296.5 million, or 78.0%, from $380.2 million generated in the three months ended June 27, 2021 to $676.8 million generated in the three months ended June 26, 2022. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended June 26, 2022	Change from Three Months Ended June 27, 2021		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 26, 2022	June 27, 2021
	(In thousands, except percent data)
Net sales	$4,631,648	$993,950	27.3%	100.0%	100.0%
Cost of sales	3,954,877	697,420	21.4%	85.4%	89.5%
Gross profit	$676,771	$296,530	78.0%	14.6%	10.5%

Sources of gross profit	Three Months Ended June 26, 2022	Change from Three Months Ended June 27, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$544,636	$304,288	126.6%
U.K. and Europe	68,955	18,910	37.8%
Mexico	63,166	(26,668)	(29.7)%
Elimination	14	—	—%
Total gross profit	$676,771	$296,530	78.0%

Sources of cost of sales	Three Months Ended June 26, 2022	Change from Three Months Ended June 27, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,355,243	$347,121	17.3%
U.K. and Europe	1,176,097	290,297	32.8%
Mexico	423,551	60,002	16.5%
Elimination	(14)	—	—%
Total cost of sales	$3,954,877	$697,420	21.4%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended June 26, 2022 increased $347.1 million, or 17.3%, from cost of sales incurred by our U.S. segment during the three months ended June 27, 2021. Contributing to the increase in cost of sales were the impact of increased cost per pound sold of $326.8 million, or 16.3 percentage points, and an increase in sales volume of $20.3 million, or 1.0 percentage points. The increase in cost per pound sold included increases in live operations costs, prepared foods purchases, payroll costs, contract labor costs and utility costs. The increase in live operations costs includes an increase of $107.2 million in feed costs and a $21.5 million increase in chick costs. The increase in feed costs was driven primarily from higher corn and soy prices, our main ingredients in feed.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the three months ended June 26, 2022 increased $290.3 million, or 32.8%, from cost of sales incurred by our U.K. and Europe segment during the three months ended June 27, 2021 primarily because of costs incurred by the acquired PFM operations and from increases in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales related to the existing U.K. and Europe operations increased due to higher cost per pound sold, partially offset by decreased sales volume and the favorable impact of foreign currency translation. The increase in cost per pound sold was driven by inflation in feed ingredients and utilities as well as increases in labor costs due to shortages resulting from Brexit and an increase in the national minimum wage.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended March 28, 2021 increased $60.0 million, or 16.5%, from cost of sales incurred by our Mexico segment during the three months ended June 27, 2021. This increase was driven by increased cost per pound sold of $95.7 million, or 26.3 percentage points, and the unfavorable impact of foreign currency remeasurement of $0.7 million, or 0.2 percentage points. The increase in cost per pound sold was driven by higher input costs, such as feed ingredients and cost of chicks, and an unfavorable shift in product mix due to market demands. These increases were partially offset by a decrease in sales volume of $36.4 million, or 10.0 percentage points.
Operating income and SG&A expense. Operating income increased by $636.0 million, or 516.6%, from a loss of $123.1 million incurred in the three months ended June 27, 2021 to income of $512.9 million generated in the three months ended June 26, 2022. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended June 26, 2022	Change from Three Months Ended June 27, 2021		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 26, 2022	June 27, 2021
	(In thousands, except percent data)
Gross profit	$676,771	$296,530	78.0%	14.6%	10.5%
SG&A expense	163,867	(339,505)	(67.4)%	3.5%	13.8%
Operating income	$512,904	$636,035	516.6%	11.1%	(3.4)%

Sources of operating income	Three Months Ended June 26, 2022	Change from Three Months Ended June 27, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$453,198	$677,369	302.2%
U.K. and Europe	7,848	(13,983)	(64.1)%
Mexico	51,844	(27,351)	(34.5)%
Eliminations	14	—	—%
Total operating income	$512,904	$636,035	516.6%

Sources of SG&A expense	Three Months Ended June 26, 2022	Change from Three Months Ended June 27, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$91,438	$(373,081)	(80.3)%
U.K. and Europe	61,107	32,893	116.6%
Mexico	11,322	683	6.4%
Total SG&A expense	$163,867	$(339,505)	(67.4)%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended June 26, 2022 decreased $373.1 million, or 80.3%, from SG&A expense incurred by our U.S. reportable segment during the three months ended June 27, 2021. The decrease in SG&A expense resulted primarily from recognition of legal settlements in the prior year. The net increase in other U.S. SG&A expense that partially offsets the decrease in legal settlement expense was immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the three months ended June 26, 2022 increased $32.9 million, or 116.6%, from SG&A expense incurred by our U.K. and Europe segment during the three months ended June 27, 2021 primarily from the acquisition of the PFM business. Other factors affecting U.K. and Europe SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended June 26, 2022 increased approximately $0.7 million, or 6.4%, from SG&A expense incurred by our Mexico segment during the three months ended June 27, 2021. The primary driver of the increase in SG&A expense was compensation-related costs. Other factors affecting Mexico SG&A expense were individually immaterial.
Net interest expense. Net interest expense decreased to $37.1 million recognized in the three months ended June 26, 2022 from $49.8 million recognized in the three months ended June 27, 2021. The decrease in net interest expense resulted primarily due to a $24.3 million loss on early extinguishment of debt recognized in the prior year, partially offset by an increase in interest expense on outstanding borrowings of $10.2 million. Average borrowings increased by $1.2 billion from $2.3 billion during the three months ended June 27, 2021 to $3.5 billion during the three months ended June 26, 2022 due to the sale of the 2032 Senior Notes in the third quarter of 2021. As a percent of net sales, interest expense in the three months ended June 26, 2022 and June 27, 2021 was 0.8% and 1.4%, respectively.
Income taxes. Income tax expense increased to $112.7 million, a 23.7% effective tax rate, for the three months ended June 26, 2022 compared to an income tax benefit of $9.8 million, a 5.6% effective tax rate, for the three months ended June 27, 2021. The increase in income tax expense resulted primarily from the increase in profit before taxes.

Six Months Ended June 26, 2022 Compared to the Six Months Ended June 27, 2021
Net sales. Net sales generated in the six months ended June 26, 2022 increased $2.0 billion, or 28.4%, from net sales generated in the six months ended June 27, 2021. The following table provides net sales information:

Sources of net sales	Six Months Ended June 26, 2022	Change from Six Months Ended June 27, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$5,481,087	$1,233,058	29.0%
U.K. and Europe	2,437,034	646,455	36.1%
Mexico	953,922	81,407	9.3%
Total net sales	$8,872,043	$1,960,920	28.4%
U.S. Reportable Segment. U.S. net sales generated in the six months ended June 26, 2022 increased $1.2 billion, or 29.0%, from U.S. net sales generated in the six months ended June 27, 2021 primarily due to an increase in net sales per pound which contributed $1.2 billion, or 28.6 percentage points, to the increase in net sales. The increase in net sales per pound was driven primarily by price increases necessary to recover increased feed ingredients, labor, utilities and other operating costs. Also contributing to the increase in net sales was an increase in sales volume of $18.2 million, or 0.4 percentage points.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the six months ended June 26, 2022 increased $646.5 million, or 36.1%, from U.K. and Europe net sales generated in the six months ended June 27, 2021 primarily due to the acquisition of Pilgrim’s Food Masters (“PFM”) which contributed $526.5 million to the increase in net sales. The existing U.K. and Europe businesses contributed $120.0 million to the increase in net sales. This increase was driven by an increase in net sales per pound of $268.6 million, or 15.0 percentage points, partially offset by the unfavorable impact of foreign currency translation of $126.3 million, or 7.1 percentage points and a decrease in sales volume of $22.3 million, or 1.2 percentage points. The increase in net sales per pound was driven by price increases necessary to recover increased feed ingredients, labor, utilities and other operating costs.
Mexico Reportable Segment. Mexico net sales generated in the six months ended June 26, 2022 increased $81.4 million, or 9.3%, from Mexico net sales generated in the six months ended June 27, 2021 primarily due to an increase in net sales per pound of $118.6 million, or 13.6 percentage points, partially offset by a decrease in sales volume of $32.2 million, or 3.7 percentage points, and a decrease from the unfavorable impact of foreign currency remeasurement of $5.0 million, or 0.6 percentage points. The increase in net sales per pound was driven primarily by higher chicken prices that resulted from solid market fundamentals.
Gross profit and cost of sales. Gross profit increased by $577.3 million, or 90.0%, from $641.5 million generated in the six months ended June 27, 2021 to $1.2 billion generated in the six months ended June 26, 2022. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Six Months Ended June 26, 2022	Change from Six Months Ended June 27, 2021		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 26, 2022	June 27, 2021
	(In thousands, except percent data)
Net sales	$8,872,043	$1,960,920	28.4%	100.0%	100.0%
Cost of sales	7,653,292	1,383,653	22.1%	86.3%	89.5%
Gross profit	$1,218,751	$577,267	90.0%	13.7%	10.5%

Sources of gross profit	Six Months Ended June 26, 2022	Change from Six Months Ended June 27, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$966,640	$593,433	159.0%
U.K. and Europe	108,034	20,181	23.0%
Mexico	144,049	(36,347)	(20.1)%
Elimination	28	—	—%
Total gross profit	$1,218,751	$577,267	90.0%

Sources of cost of sales	Six Months Ended June 26, 2022	Change from Six Months Ended June 27, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$4,514,447	$639,625	16.5%
U.K. and Europe	2,329,000	626,274	36.8%
Mexico	809,873	117,754	17.0%
Elimination	(28)	—	—%
Total cost of sales	$7,653,292	$1,383,653	22.1%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the six months ended June 26, 2022 increased $639.6 million, or 16.5%, from cost of sales incurred by our U.S. segment during the six months ended June 27, 2021. Cost of sales increased primarily because of the impact of increased cost per pound sold of $623.0 million, or 16.1 percentage points, and an increase in sales volume of $16.6 million, or 0.4 percentage points. The increase in cost per pound sold included increases in live operations costs, payroll costs, prepared foods purchases, contract labor costs, utility costs and higher realized losses in commodity derivatives. The increase in live operations costs includes an increase of $201.5 million in feed costs and a $44.1 million increase in chick costs. The increase in feed costs was driven primarily from higher corn and soy prices, our main ingredients in feed.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the six months ended June 26, 2022 increased $626.3 million, or 36.8%, from cost of sales incurred by our U.K. and Europe segment during the six months ended June 27, 2021 primarily because of costs incurred by the acquired PFM operations and from increases in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales related to the existing U.K. and Europe operations increased due to an increase in cost per pound sold, partially offset by a decrease in sales volume and the favorable impact of foreign currency translation. The increase in cost per pound sold was driven by inflation in feed ingredients and utilities as well as increases in labor costs due to shortages resulting from Brexit and an increase in the national minimum wage.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the six months ended June 26, 2022 increased $117.8 million, or 17.0%, from cost of sales incurred by our Mexico segment during the six months ended June 27, 2021. This increase was driven by increased cost per pound sold of $147.5 million, or 16.1 percentage points, partially offset by a decrease in sales volume of $25.6 million, or 3.7 percentage points and the favorable impact of foreign currency remeasurement of $4.2 million, or 0.6 percentage points. The increase in cost per pound sold was driven by higher input costs, such as feed ingredients and chick costs, and an unfavorable shift in product mix due to market demands.
Operating income and SG&A expense. Operating income increased by $879.6 million from $35.3 million generated in the six months ended June 27, 2021 to $914.9 million generated in the six months ended June 26, 2022. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Six Months Ended June 26, 2022	Change from Six Months Ended June 27, 2021		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 26, 2022	June 27, 2021
	(In thousands, except percent data)
Gross profit	$1,218,751	$577,267	90.0%	13.7%	9.3%
SG&A expense	303,834	(302,317)	(49.9)%	3.4%	8.8%
Operating income	$914,917	$879,584	NM(1)	10.3%	0.5%
(1)This year-over-year percent change is designated not meaningful (or “NM”) due to significant one-time items recognized in prior year.

Sources of operating income	Six Months Ended June 26, 2022	Change from Six Months Ended June 27, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$808,273	$964,319	618.0%
U.K. and Europe	(13,792)	(46,118)	(142.7)%
Mexico	120,408	(38,617)	(24.3)%
Eliminations	28	—	—%
Total operating income	$914,917	$879,584	NM(1)
(1)This year-over-year percent change is designated not meaningful (or “NM”) due to significant one-time items recognized in prior year.

Sources of SG&A expense	Six Months Ended June 26, 2022	Change from Six Months Ended June 27, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$158,367	$(370,886)	(70.1)%
U.K. and Europe	121,826	66,299	119.4%
Mexico	23,641	2,270	10.6%
Total SG&A expense	$303,834	$(302,317)	(49.9)%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the six months ended June 26, 2022 decreased $370.9 million, or 70.1%, from SG&A expense incurred by our U.S. reportable segment during the six months ended June 27, 2021. The decrease in SG&A expense resulted primarily from recognition of legal settlements in the prior year. The net increase in other U.S. SG&A expense that partially offsets the decrease in legal settlement expense was immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the six months ended June 26, 2022 increased $66.3 million, or 119.4%, from SG&A expense incurred by our U.K. and Europe segment during the six months ended June 27, 2021 primarily from the acquisition of the PFM business. Other factors affecting SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the six months ended June 26, 2022 increased approximately $2.3 million, or 10.6%, from SG&A expense incurred by our Mexico segment during the six months ended June 27, 2021. The primary driver of the increase in SG&A expense was compensation-related costs. Other factors affecting our Mexico segment’s SG&A expense were individually immaterial.
Net interest expense. Net interest expense decreased to $72.1 million recognized in the six months ended June 26, 2022 from $77.8 million recognized in the six months ended June 27, 2021. The decrease in net interest expense resulted primarily due to a $24.3 million loss on early extinguishment of debt recognized in the prior year, partially offset by an increase in interest expense on outstanding borrowings of $15.0 million. Average borrowings increased by $1.1 billion from $2.3 billion during the six months ended June 27, 2021 to $3.4 billion during the six months ended June 26, 2022 due to the sale of the 2031 Senior Notes. As a percent of net sales, interest expense in the six months ended June 26, 2022 and June 27, 2021 was 0.8% and 1.1%, respectively.
Income taxes. Income tax expense increased to $187.9 million, a 22.6% effective tax rate, for the six months ended June 26, 2022 compared to an income tax expense of $25.5 million, a (63.1)% effective tax rate, for the six months ended June 27, 2021. The increase in income tax expense resulted primarily from the increase in profit before taxes.

Liquidity and Capital Resources
    The following table presents our available sources of liquidity as of June 26, 2022:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$682.1
Borrowing arrangements:
U.S. Credit Facility Revolving Note Payable(a)	800.0	—	763.9
U.S. Credit Facility Term Loans(b)	700.0	686.5	13.5
Mexico Credit Facility(c)	75.5	—	75.5
U.K. and Europe Credit Facility(d)	184.0	—	184.0
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at June 26, 2022 totaled $36.1 million.
(b)For more information on the U.S. Credit Facility Term Loans, refer to “Note 12. Debt.”
(c)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $75.5 million (Mex$1.5 billion).
(d)The U.S. dollar-equivalent of the facility amount under the U.K. and Europe Credit Facility is $184.0 million (£150.0 million).
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds

Cash Flows from Operating Activities	Six Months Ended
	June 26, 2022	June 27, 2021
	(In millions)
Net income (loss)	$642.6	$(66.0)
Net noncash expenses	177.2	176.6
Changes in operating assets and liabilities:
Trade accounts and other receivables	(216.5)	(117.6)
Inventories	(309.4)	(173.9)
Prepaid expenses and other current assets	13.2	(6.0)
Accounts payable, accrued expenses and other current liabilities	96.1	266.5
Income taxes	22.0	46.6
Long-term pension and other postretirement obligations	(1.7)	(9.5)
Other operating assets and liabilities	(2.3)	(1.7)
Cash provided by operating activities	$421.2	$115.0
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $177.2 million for the six months ended June 26, 2022. Net noncash expense items included depreciation and amortization of $202.0 million, stock-based compensation of $4.3 million, loan cost amortization of $2.8 million, losses on property disposals of $2.7 million and accretion of discounts related to Senior Notes of $0.9 million. These expense items were partially offset by deferred income tax benefit of $35.5 million.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $216.5 million use of cash related to operating activities for the six months ended June 26, 2022. This change primarily resulted from an increase in trade accounts receivable due to increased sales prices. The change in trade accounts and other receivables represented a $117.6 million use of cash related to operating activities for the six months ended June 27, 2021. This change primarily resulted from an increase in trade accounts receivable due to customer payment timing and increased sales.
The change in inventories represented a $309.4 million use of cash related to operating activities for the six months ended June 26, 2022. This change resulted primarily from increased raw material costs, such as feed ingredients. The change in inventories represented a $173.9 million use of cash related to operating activities for the six months ended June 27, 2021. This change resulted primarily from an increase in our raw materials and work-in-process inventories due to increased feed and chick costs.
The change in prepaid expenses and other current assets represented a $13.2 million source of cash related to operating activities for the six months ended June 26, 2022. This change resulted primarily from a net decrease in commodity derivative assets. The change in prepaid expenses and other current assets represented a $6.0 million use of cash related to operating activities for the six months ended June 27, 2021. This change resulted primarily from a net increase in commodity derivative assets.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities represented a $96.1 million source of cash related to operating activities for the six months ended June 26, 2022. This change resulted primarily from increased cost of feed ingredients and other input costs and the timing of payments. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities represented a $266.5 million source of cash related to operating activities for the six months ended June 27, 2021. This change resulted primarily from an accrual for probable settlement of ongoing litigation and a net increase in the liability position of commodity derivatives, partially offset by the payments of the previously accrued DOJ agreement and a $75.0 million legal settlement, as well as payment of incentive compensation and revenue recognized on contract liabilities.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $22.0 million source of cash related to improved operating results for the six months ended June 26, 2022. The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $46.6 million source of cash related to operating activities for the six months ended June 27, 2021.

Cash Flows from Investing Activities	Six Months Ended
	June 26, 2022	June 27, 2021
	(In millions)
Acquisitions of property, plant and equipment	$(196.2)	$(183.8)
Purchase of acquired businesses, net of cash acquired	(4.9)	—
Proceeds from property disposals	2.4	21.4
Cash used in investing activities	$(198.7)	$(162.4)
Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the six months ended June 26, 2022 and June 27, 2021. Purchase of acquired businesses, net of cash acquired primarily represents a payment for a working capital adjustment related to the acquisition of PFM.

Cash Flows from Financing Activities	Six Months Ended
	June 26, 2022	June 27, 2021
	(In millions)
Proceeds from revolving line of credit and long-term borrowings	$351.1	$1,540.3
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(170.0)	(1,522.4)
Purchase of common stock under share repurchase program	(120.0)	—
Payments of capitalized loan costs	(3.1)	(8.7)
Distribution from Tax Sharing Agreement with JBS USA Holdings	(2.0)	(0.7)
Payment on early extinguishment of debt	—	(21.3)
Cash provided by financing activities	$56.0	$(12.8)
Proceeds from revolving line of credit and long-term borrowings include the drawdown of the delayed draw commitment on the term loan under the U.S. Credit Facility of $193.7 million and $68.6 million of the U.K. and Europe Revolving Credit Facility. Payments on revolving line of credit, long-term borrowings and finance lease obligations include the payment of $14.9 million on the U.S. term loans and $67.3 million on the U.K. and Europe Revolving Credit Facility. The payments of capitalized loan costs were those loan costs incurred as part of the refinancing of the U.S. Credit Facility and the U.K. and Europe Revolving Credit Facility. The Distribution from Tax Sharing Agreement with JBS USA Holdings is payment of net tax incurred during the tax year 2021 under the Tax Sharing Agreement. During the six months ended June 26, 2022, 4.6 million shares were repurchased under the share repurchase program. For further information relating to the share repurchase program, refer to “Note 13. Stockholders’ Equity.”
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

Six Months Ended
June 26, 2022
(In thousands)
Net income	$642,581
Add:
Interest expense, net	72,124
Income tax expense	187,930
Depreciation and amortization	201,996
EBITDA	1,104,631
Add:
Foreign currency transaction losses	14,294
Transaction costs related to business acquisitions	972
Litigation settlements	8,982
Minus:
Insurance recoveries for Mayfield tornado losses	3,815
Net income attributable to noncontrolling interest	27
Adjusted EBITDA	$1,125,037

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

	Three Months Ended June 26, 2022
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$1,138,502	$113,850
Feed ingredient inventory(b)	226,057	22,606
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended June 26, 2022.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of June 26, 2022.

	June 26, 2022
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$27,961	$2,796
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of June 26, 2022.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $77.7 million as of June 26, 2022.
Variable-rate debt. Our variable-rate debt instruments represent approximately 20.4% of our total debt as of June 26, 2022. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.5 million for the three months ended June 26, 2022.

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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of June 26, 2022. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Three Months Ended June 26, 2022
	Impact of 10% Deterioration in Exchange Rate	Impact of 10% Appreciation in Exchange Rate
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(8,510)	$10,401
Exchange rate of Mexican peso to the U.S. dollar:
As reported	19.87	19.87
Hypothetical 10% change	21.86	17.88
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
Net Assets. As of June 26, 2022, our U.K. and Europe subsidiaries that are denominated in British pound had net assets of $2.7 billion. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our U.K. and Europe subsidiaries by $242.0 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our U.K. and Europe subsidiaries of $295.7 million.
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
As of June 26, 2022, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Consistent with guidance issued by the SEC for a recently acquired business, management is excluding the internal control over financial reporting of Pilgrim’s Food Masters (“PFM”) from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 26, 2022. Total assets and net sales of PFM, which the Company acquired on September 24, 2021, included in our Condensed Consolidated Financial Statements as of and for the six months ended June 26, 2022 were $1.2 billion and $526.5 million, respectively.
Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 26, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended June 26, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As mentioned above, the Company acquired PFM on September 24, 2021. The Company is in the process of reviewing the internal control structure of PFM and, if necessary, will make appropriate changes as it integrates PFM into the Company's overall internal control over financial reporting process.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required with respect to this item can be found in Part I, Item 1, Notes to Consolidated Financial Statements, “Note 18. Commitments and Contingencies” in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A.    RISK FACTORS
For a discussion of the Company’s potential risks and uncertainties, please see “ Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 26, 2021 and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC and the risk factor listed below.
Our business may be negatively impacted by economic or other consequences from Russia’s war against Ukraine and the sanctions imposed as a response to that action.
We face risks related to the ongoing Russia-Ukraine war that began in February 2022. The impact of the ongoing war and sanctions will not be limited to businesses that operate in Russia and Ukraine and may negatively impact other global economic markets including where we operate. The impacts have included and may continue to include, but are not limited to, higher prices for commodities, such as food products, ingredients and energy products, increasing inflation in some countries, and disrupted trade and supply chains. The conflict has disrupted shipments of grains, vegetable oils, fertilizer and energy products.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 9, 2022, the Company announced that, on March 8, 2022, its Board of Directors approved a $200.0 million share repurchase program. The Company intends to repurchase shares through various means, which may included but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs, in each case, in compliance with applicable laws and regulations. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The repurchase program has no termination date. As of June 26, 2022, the Company had repurchased 4,631,577 shares under this plan for an aggregate cost of $120.0 million and an average price of $25.9068 per share.
Set forth below is information regarding our stock repurchases for the three months ended June 26, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
March 28, 2021 through April 24, 2022	2,080,521	$25.6305	3,238,973	$119,652,103
April 25, 2022 through May 29, 2022	820,794	27.5919	4,059,767	97,004,848
May 30, 2022 through June 26, 2022	571,810	29.7197	4,631,577	80,010,851
Total	3,473,125	$26.7673	4,631,577	$80,010,851
(a)    Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization.

ITEM 6.    EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company. (incorporated by reference from Exhibit 3.1 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

3.2	Amended and Restated Corporate Bylaws of the Company. (incorporated by reference from Exhibit 3.2 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

10.1
Multicurrency Revolving Facility Agreement, dated as of June 24, 2022, by and among Moy Park Holdings (Europe) Limited and other Pilgrim's subsidiaries, the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto.*

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

PILGRIM’S PRIDE CORPORATION

Date: July 27, 2022	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)