Form 10-Q
period 2022-09-25
PILGRIMS PRIDE CORP
filed 2022-10-27
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of October 26, 2022, was 236,469,365.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 25, 2022	December 26, 2021
	(In thousands)
Cash and cash equivalents	$654,213	$427,661
Restricted cash and restricted cash equivalents	29,880	22,460
Trade accounts and other receivables, less allowance for credit losses	1,115,156	1,013,437
Accounts receivable from related parties	9,855	1,345
Inventories	1,934,698	1,575,658
Income taxes receivable	61,684	27,828
Prepaid expenses and other current assets	227,434	237,565
Total current assets	4,032,920	3,305,954
Deferred tax assets	4,637	5,314
Other long-lived assets	31,935	32,410
Operating lease assets, net	293,564	351,226
Intangible assets, net	779,621	963,243
Goodwill	1,124,286	1,337,252
Property, plant and equipment, net	2,812,049	2,917,806
Total assets	$9,079,012	$8,913,205

Accounts payable	$1,539,752	$1,378,077
Accounts payable to related parties	17,055	22,317
Revenue contract liabilities	35,734	22,321
Accrued expenses and other current liabilities	857,189	859,885
Income taxes payable	131,816	81,977
Current maturities of long-term debt	26,269	26,246
Total current liabilities	2,607,815	2,390,823
Noncurrent operating lease liabilities, less current maturities	221,514	271,366
Long-term debt, less current maturities	3,183,951	3,191,161
Deferred tax liabilities	278,143	369,185
Other long-term liabilities	47,340	101,736
Total liabilities	6,338,763	6,324,271
Common stock	2,617	2,614
Treasury stock	(544,687)	(345,134)
Additional paid-in capital	1,970,310	1,964,028
Retained earnings	1,904,475	1,003,569
Accumulated other comprehensive loss	(604,994)	(47,997)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,727,721	2,577,080
Noncontrolling interest	12,528	11,854
Total stockholders’ equity	2,740,249	2,588,934
Total liabilities and stockholders’ equity	$9,079,012	$8,913,205
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(in thousands, except per share data)
Net sales	$4,468,969	$3,827,566	$13,341,012	$10,738,689
Cost of sales	3,971,699	3,455,723	11,624,991	9,725,362
Gross profit	497,270	371,843	1,716,021	1,013,327
Selling, general and administrative expense	158,068	251,066	461,902	857,217
Operating income	339,202	120,777	1,254,119	156,110
Interest expense, net of capitalized interest	36,895	29,833	111,303	110,818
Interest income	(2,673)	(1,244)	(4,957)	(4,452)
Foreign currency transaction losses	54	2,359	14,348	9,018
Miscellaneous, net	(19,822)	(1,391)	(21,834)	(10,005)
Income before income taxes	324,748	91,220	1,155,259	50,731
Income tax expense	65,749	30,385	253,679	55,931
Net income (loss)	258,999	60,835	901,580	(5,200)
Less: Net income attributable to noncontrolling interests	647	110	674	554
Net income (loss) attributable to Pilgrim’s Pride Corporation	$258,352	$60,725	$900,906	$(5,754)

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	238,559	243,675	240,865	243,643
Effect of dilutive common stock equivalents	649	520	629	—
Diluted	239,208	244,195	241,494	243,643

Net income (loss) attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$1.08	$0.25	$3.74	$(0.02)
Diluted	$1.08	$0.25	$3.73	$(0.02)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(In thousands)
Net income (loss)	$258,999	$60,835	$901,580	$(5,200)
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	(314,600)	(36,003)	(572,130)	13,135
Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	(1,919)	(1,030)	(2,242)	1,179
Income tax effect	—	9	—	41
Reclassification to net earnings for losses (gains) realized	1,342	102	2,661	(1,146)
Income tax effect	—	(43)	(24)	(115)
Available-for-sale securities:
Losses arising during the period	(28)	—	(28)	—
Income tax effect	7	—	7	—
Reclassification to net earnings for gains realized	—	—	—	—
Income tax effect	—	—	—	—
Defined benefit plans:
Gains (losses) arising during the period	2,472	(7,073)	18,625	32,030
Income tax effect	(555)	1,412	(4,564)	(8,506)
Reclassification to net earnings of losses realized	346	613	923	1,568
Income tax effect	(84)	(143)	(225)	(368)
Total other comprehensive income (loss), net of tax	(313,019)	(42,156)	(556,997)	37,818
Comprehensive income (loss)	(54,020)	18,679	344,583	32,618
Less: Comprehensive income attributable to noncontrolling interests	647	110	674	554
Comprehensive income (loss) attributable to Pilgrim’s Pride Corporation	$(54,667)	$18,569	$343,909	$32,064
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended September 25, 2022	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,964,028	$1,003,569	$(47,997)	$11,854	$2,588,934
Net income	—	—	—	—	—	900,906	—	674	901,580
Other comprehensive loss, net of tax	—	—	—	—	—	—	(556,997)	—	(556,997)
Stock-based compensation plans:
Common stock issued under compensation plans	262	3	—	—	(3)	—	—	—	—
Requisite service period recognition	—	—	—	—	6,285	—	—	—	6,285
Common stock purchased under share repurchase program	—	—	(7,469)	(199,553)	—	—	—	—	(199,553)
Balance at September 25, 2022	261,609	$2,617	(25,142)	$(544,687)	$1,970,310	$1,904,475	$(604,994)	$12,528	$2,740,249

Three Months Ended September 25, 2022	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 26, 2022	261,578	$2,616	(22,305)	$(465,123)	$1,968,562	$1,646,123	$(291,975)	$11,881	$2,872,084
Net income	—	—	—	—	—	258,352	—	647	258,999
Other comprehensive loss, net of tax	—	—	—	—	—	—	(313,019)	—	(313,019)
Stock-based compensation plans:
Common stock issued under compensation plans	31	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	1,749	—	—	—	1,749
Common stock purchased under share repurchase program	—	—	(2,837)	(79,564)	—	—	—	—	(79,564)
Balance at September 25, 2022	261,609	$2,617	(25,142)	$(544,687)	$1,970,310	$1,904,475	$(604,994)	$12,528	$2,740,249

Nine Months Ended September 26, 2021	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 27, 2020	261,185	$2,612	(17,673)	$(345,134)	$1,954,334	$972,569	$(20,620)	$11,586	$2,575,347
Net loss	—	—	—	—	—	(5,754)	—	554	(5,200)
Other comprehensive income, net of tax	—	—	—	—	—	—	37,818	—	37,818
Stock-based compensation plans:
Common stock issued under compensation plans	162	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	8,418	—	—	—	8,418
Balance at September 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,962,750	$966,815	$17,198	$12,140	$2,616,383

Three Months Ended September 26, 2021	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 27, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,959,558	$906,090	$59,354	$12,030	$2,594,512
Net income	—	—	—	—	—	60,725	—	110	60,835
Other comprehensive loss, net of tax	—	—	—	—	—	—	(42,156)	—	(42,156)
Stock-based compensation plans:
Requisite service period recognition	—	—	—	—	3,192	—	—	—	3,192
Balance at September 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,962,750	$966,815	$17,198	$12,140	$2,616,383
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 25, 2022	September 26, 2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$901,580	$(5,200)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	300,962	274,336
Deferred income tax benefit	(48,611)	(26,436)
Stock-based compensation	5,982	8,418
Gain on property disposals	(5,620)	(3,605)
Loan cost amortization	4,311	3,762
Accretion of discount related to Senior Notes	1,288	1,104
Loss (gain) on equity-method investments	1	(12)
Loss on early extinguishment of debt recognized as a component of interest expense	—	24,654
Amortization of premium related to Senior Notes	—	(167)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(211,827)	(138,948)
Inventories	(455,465)	(149,653)
Prepaid expenses and other current assets	(3,525)	13,718
Accounts payable, accrued expenses and other current liabilities	297,271	274,932
Income taxes	10,241	66,413
Long-term pension and other postretirement obligations	(3,128)	(13,491)
Other operating assets and liabilities	(2,847)	(2,330)
Cash provided by operating activities	790,613	327,495
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(342,588)	(280,820)
Proceeds from property disposals	14,607	22,896
Purchase of acquired business, net of cash acquired	(9,692)	(953,947)
Proceeds from insurance recoveries	7,339	—
Cash used in investing activities	(330,334)	(1,211,871)
Cash flows from financing activities:
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(370,332)	(2,005,960)
Proceeds from revolving line of credit and long-term borrowings	362,541	2,951,707
Purchase of common stock under share repurchase program	(199,553)	—
Payments of capitalized loan costs	(3,070)	(22,293)
Payment of equity distribution under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	(1,961)	(650)
Payments on early extinguishment of debt	—	(21,258)
Cash provided by (used in) financing activities	(212,375)	901,546
Effect of exchange rate changes on cash and cash equivalents	(13,932)	(381)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	233,972	16,789
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	450,121	548,406
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$684,093	$565,195
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 120 countries. Our fresh products consist of refrigerated (nonfrozen) whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meat balls. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food-to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of September 25, 2022, Pilgrim’s had over 61,800 employees and had the capacity to process approximately 43.1 million birds per 5-day work week. Approximately 4,750 contract growers supply chicken for the Company’s operations. As of September 25, 2022, PPC had the capacity to process approximately 49,500 pigs per 5-day work week and approximately 260 contract growers supply pigs for the Company’s operations. As of September 25, 2022, JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owned 82.7% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 25, 2022 are not necessarily indicative of the results that may be expected for the year ending December 25, 2022. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 26, 2021.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2022) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The three months ended September 25, 2022 represents the period from June 27, 2022 through September 25, 2022. The three months ended September 26, 2021 represents the period from June 28, 2021 through September 26, 2021. The nine months ended September 25, 2022 represents the period from December 27, 2021 through September 25, 2022. The nine months ended September 26, 2021 represents the period from December 28, 2020 through September 26, 2021.
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
Restricted Cash and Restricted Cash Equivalents
The Company is required to maintain cash balances with a broker as collateral for exchange-traded futures contracts. These balances are classified as restricted cash as they are not available for use by the Company to fund daily operations. The balance of restricted cash and restricted cash equivalents may also include investments in U.S. Treasury Bills that qualify as restricted cash equivalents, as required by the broker, to offset the obligation to return cash collateral.
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 25, 2022	December 26, 2021
	(In thousands)
Cash and cash equivalents	$654,213	$427,661
Restricted cash and restricted cash equivalents	29,880	22,460
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$684,093	$450,121
Accounting Pronouncements Adopted in 2022
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures for transactions with a government authority that are accounted for by a grant or contribution model. The guidance requires disclosure about the nature of certain government assistance received, the accounting treatment for the transactions and the effect of the transactions on the financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted as of September 25, 2022
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the application of current GAAP to existing contracts, hedging relationships and other transactions affected by reference rate reform. The new guidance will ease the transition to new reference rates by allowing entities to update contracts and hedging relationships without applying many of the contract modification requirements specific to those contracts. The provisions of the new guidance are effective beginning March 12, 2020, extending through December 31, 2022 with the option to apply the guidance at any point during that time period. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides further clarification on the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. Once an entity elects an expedient or exception it must be applied to all eligible contracts or transactions. We currently have hedging transactions and debt agreements that reference LIBOR and will apply the new guidance as these contracts are modified to reference other rates. The Company plans to adopt this guidance effective December 26, 2022 and does not expect implementation to have a material impact on our Condensed Consolidated Financial Statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires disclosure of the existence of supplier financing programs. The guidance requires disclosure about the nature of the supplier financing agreements, including key terms and payment timing and determination of amounts, the accounting treatment for the transactions and the effect of the transactions on the financial statements, as well as any assets pledged or guarantees provided to the providers of the financing programs. The provisions of the new guidance will be effective for years beginning after December 15, 2022 with the requirement to add rollforward disclosures for years beginning after December 15, 2023. The Company plans to adopt this guidance effective December 26, 2022 and is assessing the impacts on our Condensed Consolidated Financial Statements.
2.    BUSINESS ACQUISITION
On September 24, 2021, the Company acquired 100% of the equity of the Kerry Consumer Foods’ meats and meals businesses, collectively known as Pilgrim’s Food Masters (“PFM”), for cash of £695.3 million, or $954.1 million, subject to working capital adjustments. The acquisition was funded with the Company’s recent senior notes offering and borrowings under the credit facility. During the first quarter of 2022, a payment of $4.8 million for working capital and net debt adjustments was paid to the sellers bringing the total cash paid to $958.9 million. The acquisition solidifies Pilgrim’s as a leading European food company. The specialty meats business is a leading manufacturer of branded and private label meats, meat snacks and food-to-go products in the U.K. and the Republic of Ireland. The ready meals business is a leading ethnic chilled and frozen ready meals business in the U.K. The acquired operations are included in the Company’s U.K. and Europe reportable segment.
To date, transaction costs incurred in conjunction with this acquisition were approximately $19.3 million. These costs were expensed as incurred and are reflected within Selling, general and administrative expense in the Company’s Consolidated Statements of Income.
The results of operations of the acquired business since September 24, 2021 are included in the Company’s Condensed Consolidated Statements of Income. Net sales and net income generated by the acquired business during the three months ended September 25, 2022 totaled $247.6 million and $4.9 million, respectively. Net sales and net income generated by the acquired business during the nine months ended September 25, 2022 totaled $774.1 million and $10.3 million, respectively.
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
The following unaudited pro forma information presents the combined financial results for the Company and PFM for 2021 as if the acquisition had been completed at the beginning of 2021:

	Nine Months Ended
	September 25, 2022	September 26, 2021
	(In thousands, except per share amounts)
Net sales	$13,341,012	$11,403,955
Net income attributable to Pilgrim's Pride Corporation	901,575	(43,684)
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	$3.73	(0.18)
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

Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended September 25, 2022
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$2,309,402	$280,114	$146,704	$100,700	$2,836,920
U.K. and Europe	205,403	783,048	180,605	34,039	1,203,095
Mexico	364,060	40,785	—	24,109	428,954
Total net sales	$2,878,865	$1,103,947	$327,309	$158,848	$4,468,969

	Three Months Ended September 26, 2021
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$1,931,953	$235,763	$117,454	$181,680	$2,466,850
U.K. and Europe	248,232	543,838	104,442	33,928	930,440
Mexico	375,470	31,209	—	23,597	430,276
Total net sales	$2,555,655	$810,810	$221,896	$239,205	$3,827,566

	Nine Months Ended September 25, 2022
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$6,709,441	$839,164	$421,517	$347,885	$8,318,007
U.K. and Europe	674,758	2,320,873	538,878	105,620	3,640,129
Mexico	1,200,329	116,264	—	66,283	1,382,876
Total net sales	$8,584,528	$3,276,301	$960,395	$519,788	$13,341,012

	Nine Months Ended September 26, 2021
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$5,337,016	$637,344	$347,269	$393,250	$6,714,879
U.K. and Europe	915,087	1,445,728	278,636	81,568	2,721,019
Mexico	1,150,486	88,352	—	63,953	1,302,791
Total net sales	$7,402,589	$2,171,424	$625,905	$538,771	$10,738,689
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
Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 26, 2021	$22,321
Revenue recognized	(33,681)
Cash received, excluding amounts recognized as revenue during the period	47,094
Balance as of September 25, 2022	$35,734
Accounts Receivable
The Company records accounts receivable when revenue is recognized. We record an allowance for credit losses, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for credit losses are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of our customers’ financial condition. We write off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.
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
Undesignated contracts may include contracts not designated as hedges or contracts that do not qualify for hedge accounting. The fair value of each of these derivatives is recognized in the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of each derivative are recognized immediately in the Condensed Consolidated Statements of Income within Net sales, Cost of sales, Selling, general and administrative expense, or Foreign currency transaction losses depending on the risk the derivative is intended to mitigate. While management believes these instruments help mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive record keeping requirements.
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
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	September 25, 2022	December 26, 2021
	(In thousands)
Fair values:
Commodity derivative assets	$16,641	$17,567
Commodity derivative liabilities	(11,720)	(14,119)
Foreign currency derivative assets	5,403	518
Foreign currency derivative liabilities	(2,027)	(4,958)
Interest rate swap derivative liabilities	—	(98)
Sales contract derivative liabilities	(11,243)	(12,691)
Cash collateral posted with brokers(a)	29,880	22,459
Derivatives coverage(b):
Corn	16.9%	6.6%
Soybean meal	14.6%	11.8%
Period through which stated percent of needs are covered:
Corn	July 2023	December 2022
Soybean meal	August 2023	December 2022
(a)Collateral posted with brokers consists primarily of cash, short-term treasury bills or other cash equivalents.
(b)Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.
    The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended		Nine Months Ended
Gains (Losses) by Type of Contract (a)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Foreign currency derivatives	$(51)	$(4,493)	$(18,611)	$(7,975)	Foreign currency transaction losses
Commodity derivatives	28,810	25,632	47,833	44,430	Cost of sales
Sales contract derivative liabilities	(6,734)	(2,932)	1,448	2,201	Net sales
Total	$22,025	$18,207	$30,670	$38,656
(a)Amounts represent income (expenses) related to results of operations.
    The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(In thousands)
Foreign currency derivatives	$(1,974)	$(984)	$(2,317)	$1,327
Interest rate swap derivatives	—	(35)	—	(164)
Total	$(1,974)	$(1,019)	$(2,317)	$1,163

	Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended September 25, 2022			Three Months Ended September 26, 2021
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,468,969	$3,971,699	$36,895	$3,827,566	$3,455,723	$29,833
Impact from cash flow hedging instruments:
Foreign currency derivatives	(1,067)	275	—	67	(2)	—
Interest rates swap derivatives	—	—	—	—	—	170
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales and interest expense.

	Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 25, 2022			Nine Months Ended September 26, 2021
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$13,341,012	$11,624,991	$111,303	$10,738,689	$9,725,362	$110,818
Impact from cash flow hedging instruments:
Foreign currency derivatives	(2,001)	562	—	2,475	868	—
Interest rates swap derivatives	—	—	98	—	—	460
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales and interest expense.
At September 25, 2022, there were immaterial pre-tax deferred net losses on foreign currency derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.

5.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	September 25, 2022	December 26, 2021
	(In thousands)
Trade accounts receivable	$1,031,180	$947,697
Notes receivable	22,110	18,697
Other receivables	71,270	56,716
Receivables, gross	1,124,560	1,023,110
Allowance for credit losses	(9,404)	(9,673)
Receivables, net	$1,115,156	$1,013,437

Accounts receivable from related parties(a)	$9,855	$1,345
(a)    Additional information regarding accounts receivable from related parties is included in “Note 16. Related Party Transactions.”
Activity in the allowance for credit losses was as follows:

Nine Months Ended
September 25, 2022
(In thousands)
Balance, beginning of period	$(9,673)
Provision charged to operating results	(772)
Account write-offs and recoveries	552
Effect of exchange rate	489
Balance, end of period	$(9,404)
6.    INVENTORIES
Inventories consisted of the following:

	September 25, 2022	December 26, 2021(a)
	(In thousands)
Raw materials and work-in-process	$1,215,034	$1,034,518
Finished products	548,960	369,292
Operating supplies	82,949	87,332
Maintenance materials and parts	87,755	84,516
Total inventories	$1,934,698	$1,575,658
(a)    The inventory component amounts as of December 26, 2021 reported in this table differ from the inventory component amounts as of December 26, 2021 reported in our annual report on Form 10-K. We increased Operating supplies and Maintenance material and parts amounts as of December 26, 2021 by $10.7 million and $9.9 million, respectively, and decreased Raw materials and work-in-process and Finished products amounts as of December 26, 2021 by $10.2 million and $10.4 million, respectively, to conform to the inventory component amounts presented as of September 25, 2022.
7.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	September 25, 2022		December 26, 2021
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$359,542	$359,660	$48,851	$48,851
Gross realized gains during the three and nine months ended September 25, 2022 related to the Company’s available-for-sale securities totaled $1.8 million and $3.3 million, respectively, while gross realized losses were immaterial. Gross realized gains during the three and nine months ended September 26, 2021 related to the Company’s available-for-sale securities totaled $1.0 million and $3.9 million, respectively, while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the nine months ended September 25, 2022 and September 26, 2021 that have been included in accumulated other comprehensive income (loss) and the net amount of gains and losses reclassified out of accumulated other comprehensive income (loss) to earnings during the nine months ended September 25, 2022 and September 26, 2021 are disclosed in “Note 13. Stockholders’ Equity”.

8.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the nine months ended September 25, 2022 was as follows:

	December 26, 2021	Additions	Currency Translation	September 25, 2022
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	1,167,512	5,401	(218,367)	954,546
Mexico	127,804	—	—	127,804
Total	$1,337,252	$5,401	$(218,367)	$1,124,286
Additions shown in goodwill table above are primarily comprised of working capital adjustments made as part of the prior year business acquisitions. For additional information, refer to “Note 2. Business Acquisition.”
Intangible assets consisted of the following:

	December 26, 2021	Amortization	Disposals	Currency Translation	September 25, 2022
	(In thousands)
Cost:
Trade names not subject to amortization	$609,713	$—	$—	$(119,483)	$490,230
Trade names subject to amortization	114,268	—	—	(1,865)	112,403
Customer relationships	455,459	—	—	(53,724)	401,735
Non-compete agreements	320	—	(320)	—	—
Accumulated amortization:
Trade names	(49,901)	(2,961)	—	111	(52,751)
Customer relationships	(166,296)	(22,668)	—	16,968	(171,996)
Non-compete agreements	(320)	—	320	—	—
Intangible assets, net	$963,243	$(25,629)	$—	$(157,993)	$779,621
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
Non-compete agreements	3 years
At September 25, 2022, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its intangible assets subject to amortization at that date.
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	September 25, 2022	December 26, 2021
	(In thousands)
Land	$251,259	$260,079
Buildings	1,994,467	2,043,034
Machinery and equipment	3,488,169	3,594,482
Autos and trucks	76,493	76,710
Finance leases	5,709	5,710
Construction-in-progress	325,325	229,837
PP&E, gross	6,141,422	6,209,852
Accumulated depreciation	(3,329,373)	(3,292,046)
PP&E, net	$2,812,049	$2,917,806
The Company recognized depreciation expense of $90.8 million and $86.3 million during the three months ended September 25, 2022 and September 26, 2021, respectively. The Company recognized depreciation expense of $275.3 million and $256.9 million during the nine months ended September 25, 2022 and September 26, 2021, respectively.
During the nine months ended September 25, 2022, Pilgrim’s spent $342.6 million on capital projects and transferred $230.7 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during the nine months ended September 25, 2022 to improve efficiencies and reduce costs. During the nine months ended September 26, 2021, the Company spent $280.8 million on capital projects and transferred $324.1 million of completed projects from construction-in-progress to depreciable assets.
During the three and nine months ended September 25, 2022, the Company sold certain PP&E for $12.2 million and $14.6 million, respectively, in cash and recognized a net gain of $8.3 million and $5.6 million, respectively, on these sales. PP&E sold during the nine months ended September 25, 2022 consisted of a farm in Mexico and other miscellaneous equipment. During the three and nine months ended September 26, 2021, the Company sold miscellaneous equipment for cash of $1.5 million and $22.9 million, respectively, and recognized a net loss of $1.5 million and a net gain of $3.6 million on these sales, respectively.
The Company has closed or idled various facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of September 25, 2022, the carrying amounts of these idled assets totaled $33.8 million based on depreciable value of $182.3 million and accumulated depreciation of $148.5 million.
As of September 25, 2022, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its PP&E held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its PP&E held for use at that date.

10.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	September 25, 2022	December 26, 2021
	(In thousands)
Accounts payable:
Trade accounts	$1,412,572	$1,273,297
Book overdrafts	112,106	77,139
Other payables	15,074	27,641
Total accounts payable	1,539,752	1,378,077
Accounts payable to related parties(a)	17,055	22,317
Revenue contract liabilities(b)	35,734	22,321
Accrued expenses and other current liabilities:
Compensation and benefits	264,384	224,368
Litigation settlements(c)	93,426	172,440
Current maturities of operating lease liabilities	74,180	82,947
Insurance and self-insured claims	68,033	64,697
Taxes	65,858	68,163
Interest and debt-related fees	47,657	31,810
Accrued sales rebates	44,386	35,613
Derivative liabilities(d)	24,990	31,866
Other accrued expenses	174,275	147,981
Total accrued expenses and other current liabilities	857,189	859,885
Total	$2,449,730	$2,282,600
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

11.    INCOME TAXES
The Company recorded income tax expense of $253.7 million, a 21.9% effective tax rate, for the nine months ended September 25, 2022 compared to income tax expense of $55.9 million, a 110.3% effective tax rate, for the nine months ended September 26, 2021. The increase in income tax expense in 2022 resulted primarily from the increase of profit before income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 25, 2022, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the nine months ended September 25, 2022 and September 26, 2021, there is a tax effect of $(4.8) million and $(8.5) million, respectively, reflected in other comprehensive income.
For the nine months ended September 25, 2022 and September 26, 2021, there are immaterial tax effects reflected in income tax expense due to excess tax windfalls and shortfalls related to stock-based compensation.
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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes significant law changes relating to tax, climate change, energy and health care. The Company is currently analyzing the tax effects of this legislation, most of which are applicable for tax years beginning after December 31, 2022.
12.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	September 25, 2022	December 26, 2021
		(In thousands)
Senior notes payable at 3.50%	2032	$900,000	$900,000
Senior notes payable, net of discount, at 4.25%	2031	991,441	990,691
Senior notes payable, net of discount, at 5.875%	2027	846,403	845,866
U.S. Credit Facility (defined below):
Term note payable at 4.43%	2026	486,405	506,250
Revolving note payable at 4.33%	2026	—	—
U.K. and Europe Revolving Facility (defined below) with notes payable at Sonia plus 1.25%	2027	10,859	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	2022	—	3
Finance lease obligations	Various	3,859	4,548
Long-term debt		3,238,967	3,247,358
Less: Current maturities of long-term debt		(26,269)	(26,246)
Long-term debt, less current maturities		3,212,698	3,221,112
Less: Capitalized financing costs		(28,747)	(29,951)
Long-term debt, less current maturities, net of capitalized financing costs		$3,183,951	$3,191,161

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
On April 8, 2021, the Company completed a sale of $1.0 billion aggregate principal amount of its 4.25% sustainability-linked senior notes due 2031 (“Senior Notes due 2031”). The Company used the net proceeds, together with cash on hand, to redeem previously issued senior notes. The issuance price of this offering was 98.994%, which created gross proceeds of $989.9 million. The $10.1 million discount will be amortized over the remaining life of the Senior Notes due 2031. Each issuance of the Senior Notes due 2031 is treated as a single class for all purposes under the April 2021 Indenture (defined below) and have the same terms.
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
On September 22, 2022, the Company announced expiration and receipt of requisite consents in its consent solicitation for certain amendments to its Senior Notes due 2031. The proposed amendments conform certain provisions and restrictive covenants in each indenture to reflect PPC investment grade status. The proposed amendments permanently eliminated certain covenants for the Company, including limitation on incurrence of additional debt, issuance of capital stock, restricted payments, asset sales, restrictions on distributions, affiliate transactions, guarantees of debt by restricted subsidiaries and provisions related to mergers and consolidation. In addition, provisions related to limitation on liens, sale and leaseback transactions, substitution of the company and measuring compliance were amended.
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
On September 22, 2022, the Company announced expiration and receipt of requisite consents in its consent solicitation for certain amendments to its Senior Notes due 2032. The proposed amendments conform certain provisions and restrictive covenants in each indenture to (i) reflect PPC investment grade status and (ii) the corresponding provisions and restrictive covenants set forth in the indenture governing its Senior Notes due 2032. The proposed amendments permanently eliminated certain covenants for the Company, including limitation on incurrence of additional debt, issuance of capital stock, restricted payments, asset sales, restrictions on distributions, affiliate transactions, guarantees of debt by restricted subsidiaries and provisions related to mergers and consolidation. In addition, provisions related to limitation on liens, sale and leaseback transactions, substitution of the company and measuring compliance were amended.

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
U.S. Credit Facilities
On August 9, 2021, the Company and certain of the Company’s subsidiaries entered into a Fifth Amended and Restated Credit Agreement (the “U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto. The U.S. Credit Facility provides for an $800.0 million revolving credit commitment and a term loan commitment of up to $700.0 million (the “Term Loans”). The U.S. Credit Facility includes an incremental commitment and loan feature that allows the Company, subject to certain conditions, to increase the aggregate revolving loan and term loan commitments. The aggregate amount of incremental commitments and loans shall not exceed the sum of $500.0 million plus the maximum amount that would result in a senior secured leverage ratio, on a pro-forma basis, of not more than 3.00 to 1.00.
The revolving loan commitment under the U.S. Credit Facility matures on August 9, 2026. All principal on the Term Loans is due at maturity on August 9, 2026. Installments of principal in amounts predetermined by CoBank, ACB are required to be made on a quarterly basis prior to the maturity date of the Term Loans beginning in January 2022. As of September 25, 2022, the Company had outstanding borrowings under the term loan commitment of $486.4 million. As of September 25, 2022, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $36.1 million and $763.9 million, respectively.
The U.S. Credit Facility includes an $80.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment and the Term Loans bear interest at a per annum rate, based on the Company’s senior secured net leverage ratio, equal to (1) in the case of LIBOR loans, between LIBOR plus 1.25% and LIBOR plus 2.75% and (2) in the case of base rate loans, between the base rate plus 0.25% and the base rate plus 1.75%.
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
All obligations under the U.S. Credit Facility continue to be secured by first priority liens on (1) all present and future personal property of the Company and certain of the Company’s subsidiaries and the guarantors, including all material domestic and first-tier direct foreign subsidiaries, (2) all present and future shares of capital stock of the borrowers and guarantors and (3) substantially all of the present and future assets of the Company and the guarantors under the U.S. Credit Facility. The Company is currently in compliance with the covenants under the U.S. Credit Facility.
U.K. and Europe Revolving Facility
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “U.K. and Europe Revolver Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The U.K. and Europe Revolver Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the (1) current index interest rate, depending on the currency of the borrowing, plus (2) a margin, ranging from 1.25% to 2.00% based on leverage (as defined in the U.K. and Europe Revolver Facility). All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of September 25, 2022, the U.S. dollar-equivalent loan commitment and borrowing availability were $162.9 million and $152.0 million, respectively. As of September 25, 2022, there were $10.9 million outstanding borrowings under this agreement.

The U.K. and Europe Revolver Facility contains representations and warranties, covenants, indemnities and conditions, in each case, that the Company believes are customary for transactions of this type. Pursuant to the terms of the agreement, the Company is required to meet certain financial and other restrictive covenants. Additionally, the Company is prohibited from taking certain actions without consent of the lenders, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, permitting liens or other encumbrances on its assets and making restricted payments, including dividends, in each case, except as expressly permitted under the U.K. and Europe Revolver Facility. The Company is currently in compliance with the covenants under the U.K. and Europe Revolver Facility.
Mexico Credit Facility
On December 14, 2018, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is Mex$1.5 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.5%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Company is currently in compliance with the covenants under the Mexico Credit Facility. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of September 25, 2022, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $74.2 million. As of September 25, 2022, there were no outstanding borrowings under the Mexico Credit Facility.
13.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive income (loss):

	Nine Months Ended September 25, 2022
	Gains (Losses) Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Gains (Losses) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$27,241	$(2,365)	$(72,873)	$—	$(47,997)
Other comprehensive income (loss) before reclassifications	(572,130)	(2,317)	14,061	(21)	(560,407)
Amounts reclassified from accumulated other comprehensive loss to net income	—	2,637	698	—	3,335
Currency translation	—	75	—	—	75
Net current period other comprehensive income (loss)	(572,130)	395	14,759	(21)	(556,997)
Balance, end of period	$(544,889)	$(1,970)	$(58,114)	$(21)	$(604,994)

	Nine Months Ended September 26, 2021
	Gains Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Gains (Losses) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$82,782	$(1,191)	$(102,211)	$—	$(20,620)
Other comprehensive income before reclassifications	13,135	1,204	23,524	—	37,863
Amounts reclassified from accumulated other comprehensive loss to net income	—	(1,261)	1,200	—	(61)
Currency translation	—	16	—	—	16
Net current period other comprehensive income	13,135	(41)	24,724	—	37,818
Balance, end of period	$95,917	$(1,232)	$(77,487)	$—	$17,198

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 25, 2022	Nine Months Ended September 26, 2021	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gains (losses) on settlement of foreign currency derivatives classified as cash flow hedges	$(2,001)	$746	Net sales
Realized gains (losses) on settlement of foreign currency derivatives classified as cash flow hedges	(562)	860	Cost of sales
Realized losses on settlement of interest rate swap derivatives classified as cash flow hedges	(98)	(460)	Interest expense, net of capitalized interest
Amortization of pension and other postretirement plan actuarial losses(b)	(923)	(1,568)	Miscellaneous, net
Total before tax	(3,584)	(422)
Tax expense	249	483
Total reclassification for the period	$(3,335)	$61
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
Share Repurchase Plan and Treasury Stock
On March 8, 2022, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company repurchased shares through open market purchases. As of September 25, 2022, the Company repurchased approximately 7.5 million shares under this plan with a market value of approximately $199.6 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock.
Restrictions on Dividends
Both the U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. Additionally, the U.K. and Europe Revolver Facility prohibits MPH(E) and other Pilgrim's entities located in the U.K. and Republic of Ireland to, among other things, make payments and distributions to the Company.
14.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”)

the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan (the “Tulip Plan”) and the Geo Adams Group Pension Fund (the “Geo Adams Plan”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $7.1 million and $4.3 million in the three months ended September 25, 2022 and September 26, 2021, respectively, and $23.9 million and $13.6 million in the nine months ended September 25, 2022 and September 26, 2021, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Nine Months Ended
	September 25, 2022		September 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$373,062	$1,346	$404,194	$1,593
Interest cost	4,885	15	4,119	12
Actuarial gain	(105,562)	(135)	(9,873)	(20)
Benefits paid	(9,305)	(105)	(9,792)	(113)
Curtailments and settlements	(4,436)	—	(4,393)	—
Currency translation loss (gain)	(22,079)	—	2,169	—
Projected benefit obligation, end of period	$236,565	$1,121	$386,424	$1,472

	Nine Months Ended
	September 25, 2022		September 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of period	$326,409	$—	$305,983	$—
Actual return on plan assets	(80,820)	—	28,325	—
Contributions by employer	7,679	105	10,569	113
Benefits paid	(9,305)	(105)	(9,792)	(113)
Curtailments and settlements	(4,436)	—	(4,393)	—
Expenses paid from assets	(247)	—	(279)	—
Currency translation gain (loss)	(21,136)	—	1,466	—
Fair value of plan assets, end of period	$218,144	$—	$331,879	$—

	September 25, 2022		December 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Funded status:
Unfunded benefit obligation, end of period	$(18,421)	$(1,121)	$(46,653)	$(1,346)

	September 25, 2022		December 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:
Current liability	$(1,934)	$(165)	$(6,063)	$(157)
Long-term liability	(16,487)	(956)	(40,590)	(1,189)
Recognized liability	$(18,421)	$(1,121)	$(46,653)	$(1,346)

	September 25, 2022		December 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in accumulated other comprehensive loss at end of period:
Net actuarial loss (gain)	$38,294	$(17)	$58,143	$118
The accumulated benefit obligation for the Company’s defined benefit pension plans was $236.6 million and $373.1 million at September 25, 2022 and December 26, 2021, respectively. Each of the Company’s defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both September 25, 2022 and December 26, 2021.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended				Nine Months Ended
	September 25, 2022		September 26, 2021		September 25, 2022		September 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,661	$5	$1,682	$4	$4,885	$15	$4,119	$12
Estimated return on plan assets	(2,519)	—	(3,170)	—	(7,533)	—	(7,626)	—
Settlement loss	229	—	539	—	1,396	—	1,376	—
Expenses paid from assets	59	—	110	—	247	—	279	—
Amortization of net loss	342	—	607	—	910	—	1,553	1
Amortization of past service cost	4	—	6	—	13	—	14	—
Net costs(a)	$(224)	$5	$(226)	$4	$(82)	$15	$(285)	$13
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	September 25, 2022		December 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	4.97%	4.53%	2.23%	2.38%

	Nine Months Ended
	September 25, 2022		September 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	2.40%	2.38%	1.87%	1.80%
Expected return on plan assets	3.31%	NA	3.53%	NA

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Nine Months Ended
	September 25, 2022		September 26, 2021
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss, beginning of period	$58,143	$118	$95,522	$174
Amortization	(923)	—	(1,567)	(1)
Settlement adjustments	(1,396)	—	(1,376)	—
Actuarial gain	(105,562)	(135)	(9,873)	(20)
Asset loss (gain)	88,353	—	(20,699)	—
Currency translation loss (gain)	(321)	—	508	—
Net actuarial loss (gain), end of period	$38,294	$(17)	$62,515	$153
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $6.6 million in the three months ended September 25, 2022 and $21.0 million in the nine months ended September 25, 2022.
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
As of September 25, 2022 and December 26, 2021, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk and interest rate swap instruments.
The following items were measured at fair value on a recurring basis:

	September 25, 2022			December 26, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Commodity derivative assets	$16,641	$—	$16,641	$17,567	$—	$17,567
Foreign currency derivative assets	5,403	—	5,403	518	—	518
Liabilities:
Commodity derivative liabilities	(11,721)	—	(11,721)	(14,119)	—	(14,119)
Foreign currency derivative liabilities	(2,027)	—	(2,027)	(4,958)	—	(4,958)
Sales contract derivative liabilities	—	(11,243)	(11,243)	—	(12,691)	(12,691)
Interest rate swap derivative liabilities	—	—	—	—	(98)	(98)
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
The carrying amounts and estimated fair values of our fixed-rate debt obligation recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	September 25, 2022		December 26, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(900,000)	$(704,016)	$(900,000)	$(915,120)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(991,441)	(818,000)	(990,691)	(1,055,140)
Fixed-rate senior notes payable at 5.875%, at Level 2 inputs	(846,406)	(837,250)	(845,866)	(900,193)
Secured loans, at Level 3 inputs	—	—	(3)	(3)
See “Note 12. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at September 25, 2022 or December 26, 2021, as applicable.
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
16.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$8,314	$4,437	$17,911	$11,519
JBS Australia Pty. Ltd.	935	172	2,331	1,994
Other related parties	748	467	1,783	1,331
Total sales to related parties	$9,997	$5,076	$22,025	$14,844

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(In thousands)
Cost of goods purchased from related parties:
JBS USA Food Company(a)	$6,393	$62,371	$119,546	$168,167
Seara Meats BV	14,795	1,074	27,926	3,418
Penasul UK LTD	4,091	1,071	10,514	6,227
JBS Asia Co Limited	2,448	—	6,370	5
Other related parties	699	266	1,161	953
Total cost of goods purchased from related parties	$28,426	$64,782	$165,517	$178,770

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(In thousands)
Expenditures paid by related parties:
JBS USA Food Company(b)	$19,035	$27,295	$72,974	$68,027
Other related parties	16	—	71	12
Total expenditures paid by related parties	$19,051	$27,295	$73,045	$68,039

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(In thousands)
Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$7,553	$8,011	$46,895	$35,457
Total expenditures paid on behalf of related parties	$7,553	$8,011	$46,895	$35,457

	September 25, 2022	December 26, 2021
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$650	$1,059
Seara Meats BV	8,483	—
Other related parties	722	286
Total accounts receivable from related parties	$9,855	$1,345

	September 25, 2022	December 26, 2021
	(In thousands)
Accounts payable to related parties:
JBS USA Food Company(a)	$6,581	$21,628
Seara Meats BV	3,976	534
JBS Asia Co Limited	3,588	—
Penasul UK LTD	2,639	147
Other related parties	271	8
Total accounts payable to related parties	$17,055	$22,317

(a)    The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of September 25, 2022, approximately $1.6 million of goods from JBS USA were in transit and not reflected on our Consolidated Balance Sheets.
(b)    The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. This agreement expires on December 31, 2023.
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
Additional information regarding reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2022(a)	September 26, 2021(b)	September 25, 2022(c)	September 26, 2021(d)
	(In thousands)
Net sales
U.S.	$2,836,920	$2,466,850	$8,318,007	$6,714,879
U.K. and Europe	1,203,095	930,440	3,640,129	2,721,019
Mexico	428,954	430,276	1,382,876	1,302,791
Total	$4,468,969	$3,827,566	$13,341,012	$10,738,689
(a)For the three months ended September 25, 2022, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $31.9 million. These sales consisted of fresh products, prepared products, grain and egg sales.
(b)For the three months ended September 26, 2021, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $83.9 million. These sales consisted of fresh products, prepared products and grain.
(c)For the nine months ended September 25, 2022, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $101.6 million. These sales consisted of fresh products, prepared products, grain and egg sales.
(d)For the nine months ended September 26, 2021, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $234.7 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(In thousands)
Reportable segment profit:
U.S.	$338,548	$70,666	$1,146,821	$(85,380)
U.K. and Europe	14,198	445	406	32,771
Mexico	(13,558)	49,652	106,850	208,677
Eliminations	14	14	42	42
Total operating income	339,202	120,777	1,254,119	156,110
Interest expense, net of capitalized interest	36,895	29,833	111,303	110,818
Interest income	(2,673)	(1,244)	(4,957)	(4,452)
Foreign currency transaction losses	54	2,359	14,348	9,018
Miscellaneous, net	(19,822)	(1,391)	(21,834)	(10,005)
Income before income taxes	324,748	91,220	1,155,259	50,731
Income tax expense	65,749	30,385	253,679	55,931
Net income (loss)	$258,999	$60,835	$901,580	$(5,200)

	September 25, 2022	December 26, 2021
	(In thousands)
Total assets by reportable segment:
U.S.	$7,126,485	$6,390,845
U.K. and Europe	3,610,728	4,292,558
Mexico	1,265,673	1,146,204
Eliminations	(2,923,874)	(2,916,402)
Total assets	$9,079,012	$8,913,205

	September 25, 2022	December 26, 2021
	(In thousands)
Long-lived assets by reportable segment(a):
U.S.	$1,909,697	$1,862,584
U.K. and Europe	910,395	1,125,197
Mexico	289,209	284,980
Eliminations	(3,688)	(3,729)
Total long-lived assets	$3,105,613	$3,269,032
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

Financial Instruments
The Company’s loan agreements generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (1) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (2) any tax, duty or other charge with respect to the loan (except standard income tax) or (3) capital adequacy requirements. In addition, some of the Company’s loan agreements contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law. These increased cost and withholding tax provisions continue for the entire term of the applicable transaction and there is no limitation on the maximum additional amounts the Company could be obligated to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.
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
Tax Claims and Proceedings
During 2014 and 2015 the Mexican Tax Authorities opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“Avícola”) in regards to tax years 2009 and 2010, respectively. In both instances, the Mexican Tax Authorities claim that controlled company status did not exist for certain subsidiaries because Avícola did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Comercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R.L. de C.V. (in 2010). As a result, according to the tax authorities, Avícola should have considered dividends paid out of these subsidiaries partially taxable since a portion of the dividend amount was not paid from the net tax profit account (CUFIN). Avícola is currently appealing the opinion. Amounts under appeal, calculated by PPC and its advisors, are $32.4 million and $19.8 million for tax years 2009 and 2010, respectively. No loss has been recorded for these amounts at this time.
On May 12, 2022, the Mexican Tax Authorities issued tax assessments against Pilgrim’s Pride, S. de R.L. de C.V. and Provemex Holdings, LLC in connection with PPC’s acquisition of Tyson de México. Following the acquisition, PPC re-domiciled Provemex Holdings, LLC from the U.S. to Mexico. The tax authorities claim that Provemex Holdings, LLC was a Mexican entity at the time of the acquisition and, as a result, was obligated to pay taxes on the sale. The Mexican subsidiaries of PPC are currently appealing these assessments. Amounts under appeal are approximately $244.4 million for such tax assessments. No loss has been recorded for these amounts at this time.
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
On January 11, 2021, PPC announced that it had entered into an agreement to settle all claims made by the DPPs for $75.0 million within Selling, general and administrative expense in the Condensed Consolidated Statement of Income for the year ended December 27, 2020. The Illinois Court granted final approval of the settlement on June 29, 2021.
On July 28, 2021, PPC and the putative End-User Consumer Indirect Purchaser Plaintiff Class (“EUCPs”) reached an agreement to settle all claims for $75.5 million. The Illinois Court granted final approval of the settlement on December 20,

2021. On August 3, 2021, PPC and the putative Commercial and Institutional Indirect Purchaser Plaintiff Class (“CIIPPs”) reached an agreement to settle all claims for $45.0 million. The Illinois Court granted final approval of the settlement on April 18, 2022.
The settlements with the DPPs, EUCPs and CIIPPs do not cover the claims of the DAPs or other parties who have or will opt out of such settlements (collectively, the “Opt Outs”). PPC will therefore continue to litigate against such Opt Outs and will seek reasonable settlements where they are available. To date, PPC has recognized an expense of $508.6 million to cover settlements with various Opt Outs. PPC recognizes these expenses within Selling, general and administrative expense in the Consolidated Statements of Income.
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
Other Claims and Proceedings
On October 20, 2016, Patrick Hogan, acting on behalf of himself and a putative class of persons who purchased shares of PPC’s stock between February 21, 2014 and October 6, 2016, filed a class action complaint in the U.S. District Court for the District of Colorado (“Colorado Court”) against PPC and its named executive officers (the “Hogan Litigation”). The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the Broilers Litigation, (2) its conduct constituted a violation of federal antitrust laws and (3) PPC’s revenues during the class period were the result of illegal conduct. The complaint seeks compensatory damages as well as attorneys’ fees and costs. On April 4, 2017, the Colorado Court appointed another stockholder, George James Fuller, as lead plaintiff. On May 11, 2017, the plaintiff filed an amended complaint, which extended the end date of the putative class period to November 17, 2016. PPC and the other defendants moved to dismiss the amended complaint on June 12, 2017, and on March 14, 2018, the Colorado Court dismissed the plaintiff’s complaint without prejudice and issued final judgment in favor of PPC and the other defendants. On April 11, 2018, the plaintiff moved for reconsideration of the Colorado Court’s decision and for permission to file a second amended complaint. On November 19, 2018, the Colorado Court denied the plaintiff’s motion for reconsideration but granted the plaintiff leave to file a second amended complaint. On June 8, 2020, the plaintiff filed a second amended complaint against the same defendants, based in part on the Indictment (defined below). On July 31, 2020, defendants filed a motion to dismiss the second amended complaint. The Colorado Court granted the motion to dismiss on April 19, 2021 and issued judgment in favor of defendants. On May 17, 2021, the plaintiff filed a motion for amended judgment, which the Colorado Court denied on November 29, 2021. The plaintiff then filed a notice of appeal on December 28, 2021, and the appeal was opened in the U.S. Court of Appeals for the Tenth Circuit, which is now fully briefed with oral argument to occur the week of January 17, 2023.
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
On March 9, 2017, a stockholder derivative action, DiSalvio v. Lovette, et al., No. 2017 cv. 30207, was brought against all of PPC’s directors and its then-Chief Executive Officer, William Lovette, and then-Chief Financial Officer, Fabio Sandri, in the Nineteenth Judicial District Court for the County of Weld in Colorado (the “Weld County Court”). The complaint alleges, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the Broilers Litigation, and issuing false and misleading statements as alleged in the Hogan Litigation. On April 17, 2017, a related stockholder derivative action, Brima v. Lovette, et al., No. 2017 cv. 30308, was brought against all of PPC’s directors and Messrs. Lovette and Sandri in the Weld County Court. The Brima complaint contains largely the same allegations as the DiSalvio complaint. The DiSalvio and Brima litigations (collectively, “the Derivative Litigation”) were consolidated on May 4, 2017. On October 14, 2020, an amended shareholder derivative complaint was filed that added former PPC executives Jayson Penn, Roger Austin, and Jimmie Little as named defendants and alleges, among other things, that the defendants breached their fiduciary duties by (1) failing to prevent PPC from engaging in an antitrust conspiracy as alleged in the Broiler litigation, the Indictment (as defined below), and other related proceedings; and (2) failing to prevent the issuance of false and misleading statements as alleged in the Hogan Litigation and the UFCW Litigation (as defined below). The Derivative Litigation was stayed, pending the resolution of the motion to dismiss in the Hogan Litigation described above. Following the Colorado Court granting defendants’ motion to dismiss in the Hogan litigation, the stay was lifted. The parties then filed a joint motion to continue the stay pending the Colorado Court’s decision on the motion for amended judgment, which the Weld County Court granted on June 22, 2021. Upon the Colorado Court’s denial of plaintiff’s motion for amended judgment in the Hogan Litigation, the stay was again lifted. On February 4, 2022, the Weld County Court ordered another stay until the earlier of (1) resolution of the appeal in the Hogan Litigation or (2) an order ruling on the motion to dismiss in the UFCW Litigation. Given the ruling in the UFCW Litigation, the Derivative Litigation stay has been lifted and PPC filed a motion to dismiss, which is fully briefed and awaiting a decision from the Weld County Court.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (“Maryland Court”) against PPC and a number of other chicken producers, as well as Webber, Meng, Sahl & Company and Agri Stats. The plaintiffs seek to represent a nationwide class of processing plant production and maintenance workers (“Plant Workers”). They allege that the defendants conspired to fix and depress the compensation paid to Plant Workers in violation of the Sherman Act and seek damages from January 1, 2009 to the present. On November 12, 2019, the Maryland Court ordered the consolidation of the four cases for pretrial purposes. The defendants (including PPC) jointly moved to dismiss the consolidated complaint on November 22, 2019. Shortly thereafter, the plaintiffs amended their complaint on December 20, 2019. The consolidated amended complaint asserts largely similar allegations to the pleadings in the consolidated complaint, but it was extended to include more class members and turkey processors as well as chicken processors. The defendants filed motions to dismiss the consolidated amended complaint on March 2, 2020. The Maryland Court dismissed PPC and a number of other defendants on September 16, 2020 without prejudice. The plaintiffs subsequently filed amended complaints on November 2, 2020 re-naming PPC and the other dismissed defendants. Defendants moved to dismiss on December 18, 2020, which the Maryland Court denied on March 10, 2021. On June 14, 2021, PPC entered into a binding Settlement Agreement to settle all claims with the putative class of Plant Workers for $29.0 million and paid this amount during the third quarter of 2021, though the agreement is still subject to final approval by the Maryland Court. On December 17, 2021, the plaintiffs filed a motion for leave to amend their complaint, which the Maryland Court granted on March 21, 2022.
On July 6, 2020, United Food and Commercial Workers International Union Local 464A (“UFCW”), acting on behalf of itself and a putative class of persons who purchased shares of PPC stock between February 9, 2017 and June 3, 2020, filed a class action complaint in the Colorado Court against PPC, and Messrs. Lovette, Penn, and Sandri (the “UFCW Litigation”). The complaint alleges, among other things, that PPC’s public statements regarding its business and the drivers behind its financial results were false and misleading due to the defendants’ purported failure to disclose its participation in an antitrust conspiracy as alleged in the Broilers Litigation and the Indictment (defined below). On September 4, 2020, UFCW and the New Mexico State Investment Council (“NMSIC”) filed competing motions to be appointed lead plaintiff under the Private Litigation Securities Reform Act, and on March 17, 2021, the court appointed NMSIC as lead plaintiff. On May 26, 2021, NMSIC filed an amended complaint, and PPC and the other defendants moved to dismiss the amended complaint on July 19, 2021, which is now fully briefed. On March 8, 2022, the Colorado Court granted the motion to dismiss with prejudice as to all claims. The plaintiffs filed a motion to amend the judgment on April 5, 2022, which the Colorado Court denied on October 21, 2022.
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
On July 29, 2021, PPC learned of an indictment by a Grand Jury in the Colorado Court against four former employees of PPC (the “July 29 Indictment”), which alleged, among other charges, that the defendants entered into and engaged in a conspiracy to suppress and eliminate competition by rigging bids and fixing prices and other price-related terms for broiler chicken products sold in the U.S., in violation of Section 1 of the Sherman Antitrust Act. On July 12, 2022, PPC learned of a superseding indictment by a Grand Jury in the Colorado Court alleging that one of the former employees named in the July 29 Indictment engaged in witness tampering and obstruction of an official proceeding (together with the July 29 Indictment, the “Indictment”).
On August 11, 2022, the Colorado Court granted an unopposed motion to dismiss two of the former PPC employees from the Indictment, and on October 17, 2022, the Colorado Court granted a separate motion to dismiss for the remaining two former PPC employees from the Indictment.
On February 9, 2022, the Company learned that the DOJ opened a civil investigation into human resources antitrust matters, and on October 6, 2022 the Company learned that the DOJ opened a civil investigation into grower contracts and payment practices. The Company has begun, and will continue, to cooperate with the DOJ in its investigations.
The U.S. government’s recent focus and attention on market dynamics in the meat processing industry could expose PPC to additional costs and risks.
19.    BUSINESS INTERRUPTION INSURANCE
On December 10, 2021, the Company experienced a tornado in Mayfield, Kentucky that significantly damaged two hatcheries and a feed mill. The Company maintains certain insurance coverage, including business interruption insurance, intended to cover such circumstances. In the three and nine months ended September 25, 2022, the Company received $5.5 million in proceeds from business interruption insurance. In the three and nine months ended September 25, 2022, the Company recognized $12.2 million in income from business interruption insurance on the Condensed Consolidated Statement of Income.
20.    SUBSEQUENT EVENTS
On September 6, 2022, one of the Company's U.K. subsidiaries announced that it had entered into consultation proceedings with employee representatives regarding the proposed closures of two facilities in that country that would put approximately 610 employees at risk of redundancy. During consultation proceedings for redundancies of 100 or more employees, which requires a minimum of 45 days to complete, expected severance, retention, relocation and other employee-related costs can change significantly. Recognition of such costs does not occur until the consultation proceedings have been completed. As a result of the closures, the Company also expects to incur costs related to contract terminations with growers and other vendors, lease terminations and dilapidation-related repairs. The Company currently estimates that exit or disposal costs related to these planned closures will total approximately £7.9 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
We reported net income attributable to Pilgrim’s of $900.9 million, or $3.73 per diluted common share, and income before tax totaling $1.2 billion, for the nine months ended September 25, 2022. These operating results included net sales of $13.3 billion, gross profit of $1.7 billion and $790.6 million of cash provided by operating activities. We generated a consolidated operating margin of 9.4% with operating margins of 13.8%, 0.0% and 7.7% in our U.S., U.K. and Europe, and Mexico reportable segments, respectively. For the nine months ended September 25, 2022, we generated EBITDA and Adjusted EBITDA of $1.6 billion and $1.6 billion, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
During the third quarter of 2022, we continued to experience solid recoveries in volume throughout the business from prior year levels as COVID-19 restrictions eased, but were confronted with significant challenges from inflation in commodity, labor and other operating costs across all our businesses. The global feed ingredient and energy markets continue to be impacted by the Russia-Ukraine war, driving up prices as supply out of the Black Sea region is disrupted and future production is at risk. We continued to experience labor shortages in the U.K. as European Union (or “E.U.”) workers returned to their home countries following Brexit, thus affecting our ability to process, pack and transport products. Despite inflationary headwinds and softening consumer demand throughout the U.K. and E.U., we have and will continue to invest in our people, implement supply chain solutions, and conduct customer negotiations for cost recovery. Our Mexico segment is managing through significant challenges as Mexico remains a volatile market given inflationary pressures, implications of more significant bird disease, an evolving global protein industry, and overall business seasonality.
We have responded to these challenges by continuing negotiations with customers to recoup the extraordinary costs we have experienced. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.
Russia-Ukraine War Impacts
The Russia-Ukraine war began in February 2022. The impact of the ongoing war and sanctions will not be limited to businesses that operate in Russia and Ukraine and may negatively impact other global economic markets including where we operate. The impacts have included and may continue to include, but are not limited to, higher prices for commodities, such as food products, ingredients and energy products, increasing inflation in some countries, and disrupted trade and supply chains. The conflict has disrupted shipments of grains, vegetable oils, fertilizer and energy products.
The impact on the agriculture markets falls into two main categories: (1) the effect on Ukrainian crop production, as the region is key in global grain production; and (2) the duration of the disruption in trade flows. Safety and financing concerns in the region are restricting export execution, which is in turn forcing grain and oil demand to find alternative supply. The duration of the war and related volatility makes global markets extremely sensitive to growing-season weather in other global grain producing regions and has led to a large risk premium in futures prices. The continued volatility in the global markets as a result of the war has adversely impacted our costs by driving up prices, raising inflation and increasing pressure on the supply of feed ingredients and energy products throughout the global markets. In the third quarter of 2022, Ukraine resumed water-borne exports and their export volumes continue to climb. Their supply constraints did not have a material impact on our costs during the third quarter.
In addition, the U.S. government and other governments in jurisdictions in which we operate have imposed sanctions and export controls against Russia, Belarus and interests therein and threatened additional sanctions and controls. Our U.K. and Europe business may be impacted by the increase in energy prices and the availability of energy during the winter months. The impact of these measures, now and in the future, could adversely affect our business, supply chain or customers.
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
U.S. commodity market prices for chicken products declined 30% from historical highs in early July to levels slightly above the 5-year average by the end of September due to increasing chicken supply which outpaced the volume demand. As a result, chicken volumes in cold storage and availability increased, driving prices to decline more than seasonal norms. During the third quarter of 2022, industry production levels trended above previous year levels, +2.8% year-over-year, in ready to cook pounds. The increase in production was due to both the improvement in layer productivity and hatchability rates since late in the second quarter of 2022. Both factors led to more birds processed relative to the same time previous year. Average chicken liveweights for the quarter remained in line with a year ago. Third quarter demand remained steady across the channels as indicated by increased sales. In the foodservice channel, commercial foodservice restaurants volume demand remained flat while the non-commercial subchannel grew significantly relative to same quarter prior year. In retail, Pilgrim's fresh sales volumes outpaced the relatively flat market volumes; while the frozen subchannel saw mixed results as declining frozen commodity volumes more than offset value-added growth. The deli subchannel also experienced steady volume sales, even at elevated prices. The export market declined 9% in volume shipments for July and August.
During the third quarter of 2022, the U.K. chicken market continued to see rising costs of feed ingredients, utilities and labor. Through our current customer models and additional negotiations we have offset the majority of these cost increases. We continue to focus on managing costs, including labor and yield efficiencies, agricultural performance and increasing operational efficiency through investments in capital projects.
Commodity prices for chicken in Mexico increased during the third quarter of 2022 and remained well above prices from same quarter prior year. The increase is primarily from increased demand that outpaced supply. The cost to produce also increased from same quarter prior year due to significant increases in corn and soy, the two main ingredients used for feed in Mexico.
While commodity market prices for chicken products declined, prices for the remainder of the year will depend on (1) the evolution of foodservice, retail and export meat demand and (2) factors such as government regulation, the ongoing Russia-Ukraine war, further spread of avian influenza both domestically and abroad, uncertainty surrounding the general economy and overall protein supply.
U.K. market prices for pork products during the three months ended September 25, 2022 continued an upward trend, though the rate of growth slowed from 31% in the second quarter to 21% in the third quarter driven by the slowing of EU prices. The increase in Germany was at a more moderate growth rate of 6% in the third quarter compared to more than 50% in late first quarter. Despite some pig price recovery, the cost of production continued to exceed market prices, with pig farmers reducing their loss to around £16 per pig in the third quarter, which is a significant improvement over first and second quarter which had losses well above £50 per pig. Input costs for feed and energy in the U.K. continue to rise in the third quarter consistent with global market conditions, with the recovery of inflation through retailers an ongoing area of focus.

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
Results of Operations
Three Months Ended September 25, 2022 Compared to the Three Months Ended September 26, 2021
Net sales. Net sales generated in the three months ended September 25, 2022 increased $641.4 million, or 16.8%, from net sales generated in the three months ended September 26, 2021. The following table provides net sales information:

Sources of net sales	Three Months Ended September 25, 2022	Change from Three Months Ended September 26, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,836,920	$370,070	15.0%
U.K. and Europe	1,203,095	272,655	29.3%
Mexico	428,954	(1,322)	(0.3)%
Total net sales	$4,468,969	$641,403	16.8%
U.S. Reportable Segment. U.S. net sales generated in the three months ended September 25, 2022 increased $370.1 million, or 15.0%, from U.S. net sales generated in the three months ended September 26, 2021 primarily due to an increase in net sales per pound which increased $386.4 million, or 15.7 percentage points, to the increase in net sales. The increase in net sales per pound was partially offset by a decrease in sales volume of $16.3 million, or 0.7 percentage points. The increase in net sales per pound was driven primarily by increases in price necessary to recover increased feed ingredients, labor, utilities and other operating costs during the three months ended September 25, 2022.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the three months ended September 25, 2022 increased $272.7 million, or 29.3%, from U.K. and Europe net sales generated in the three months ended September 26, 2021 primarily due to the acquisition of Pilgrim’s Food Masters (“PFM”) which contributed $247.6 million to the increase in net sales. The existing U.K. and Europe businesses contributed $25.1 million to the increase in net sales. This increase to net sales of the existing operations was driven by an increase of $238.0 million from increased net sales per pound, or 25.4 percentage points, partially offset by the unfavorable impact of foreign currency translation of $158.4 million, or 16.9 percentage points, and a decrease in sales volume of $54.5 million, or 5.8 percentage points. The increase in net sales per pound was driven by price increases necessary to recover increased feed ingredients, labor, utilities and other operating costs.
Mexico Reportable Segment. Mexico net sales generated in the three months ended September 25, 2022 decreased $1.3 million, or 0.3%, from Mexico net sales generated in the three months ended September 26, 2021 primarily due to a decrease in sales volume of $47.5 million, or 11.0 percentage points, and the unfavorable impact of foreign currency remeasurement of $4.9 million, or 1.2 percentage points, partially offset by an increase in net sales per pound of $51.1 million, or 11.9 percentage points. The increase in net sales per pound was driven primarily by higher chicken prices that resulted from solid market fundamentals.
Gross profit and cost of sales. Gross profit increased by $125.4 million, or 33.7%, from $371.8 million generated in the three months ended September 26, 2021 to $497.3 million generated in the three months ended September 25, 2022. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended September 25, 2022	Change from Three Months Ended September 26, 2021		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 25, 2022	September 26, 2021
	(In thousands, except percent data)
Net sales	$4,468,969	$641,403	16.8%	100.0%	100.0%
Cost of sales	3,971,699	515,976	14.9%	88.9%	90.3%
Gross profit	$497,270	$125,427	33.7%	11.1%	9.7%

Sources of gross profit	Three Months Ended September 25, 2022	Change from Three Months Ended September 26, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$445,308	$167,280	60.2%
U.K. and Europe	52,469	20,145	62.3%
Mexico	(521)	(61,998)	(100.8)%
Elimination	14	—	—%
Total gross profit	$497,270	$125,427	33.7%

Sources of cost of sales	Three Months Ended September 25, 2022	Change from Three Months Ended September 26, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,391,612	$202,790	9.3%
U.K. and Europe	1,150,626	252,510	28.1%
Mexico	429,475	60,676	16.5%
Elimination	(14)	—	—%
Total cost of sales	$3,971,699	$515,976	14.9%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended September 25, 2022 increased $202.8 million, or 9.3%, from cost of sales incurred by our U.S. segment during the three months ended September 26, 2021. The increase in cost of sales was primarily driven by an increase in cost per pound sold of $217.3 million, or 9.9 percentage points, partially offset by the impact of decreased sales volume of $14.5 million, or 0.6 percentage points. The increase in cost per pound sold included increases in live operations costs, prepared foods purchases, payroll costs, contract labor costs, supplies costs and utility costs. The increase in live operations costs includes an increase of $91.4 million in feed costs and a $25.3 million increase in chick costs. The increase in feed costs was driven primarily from higher corn and soy prices, our main ingredients in feed.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the three months ended September 25, 2022 increased $252.5 million, or 28.1%, from cost of sales incurred by our U.K. and Europe segment during the three months ended September 26, 2021 primarily because of costs incurred by the acquired PFM operations and from increases in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales related to the existing U.K. and Europe operations increased due to higher cost per pound sold, partially offset by the favorable impact of foreign currency translation and decreased sales volume. The increase in cost per pound sold was driven by inflation in feed ingredients, utilities, CO2 costs and labor costs.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended March 28, 2021 increased $60.7 million, or 16.5%, from cost of sales incurred by our Mexico segment during the three months ended September 26, 2021. This increase was driven by increased cost per pound sold of $106.3 million, or 28.8 percentage points. The increase in cost per pound sold was driven by higher input costs, such as feed ingredients and cost of chicks which was negatively impacted by the cost to import eggs to offset the impacts of bird disease at our locations, and an unfavorable shift in product mix due to market demands. These increases were partially offset by a decrease in sales volume of $40.7 million, or 11.0 percentage points, and the favorable impact of foreign currency remeasurement of $4.9 million, or 1.3 percentage points.
Operating income and SG&A expense. Operating income increased by $218.4 million, or 180.8%, from income of $120.8 million generated in the three months ended September 26, 2021 to income of $339.2 million generated in the three months ended September 25, 2022. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended September 25, 2022	Change from Three Months Ended September 26, 2021		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 25, 2022	September 26, 2021
	(In thousands, except percent data)
Gross profit	$497,270	$125,427	33.7%	11.1%	9.7%
SG&A expense	158,068	(92,998)	(37.0)%	3.5%	6.6%
Operating income	$339,202	$218,425	180.8%	7.6%	3.2%

Sources of operating income	Three Months Ended September 25, 2022	Change from Three Months Ended September 26, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$338,548	$267,882	379.1%
U.K. and Europe	14,198	13,753	3,090.6%
Mexico	(13,558)	(63,210)	(127.3)%
Eliminations	14	—	—%
Total operating income	$339,202	$218,425	180.8%

Sources of SG&A expense	Three Months Ended September 25, 2022	Change from Three Months Ended September 26, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$106,760	$(100,602)	(48.5)%
U.K. and Europe	38,271	6,392	20.1%
Mexico	13,037	1,212	10.2%
Total SG&A expense	$158,068	$(92,998)	(37.0)%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended September 25, 2022 decreased $100.6 million, or 48.5%, from SG&A expense incurred by our U.S. reportable segment during the three months ended September 26, 2021. The decrease in SG&A expense resulted primarily from recognition of legal settlements and acquisition transaction costs in the prior year. A net increase in other U.S. SG&A expense partially offsets the decrease from legal settlement expense and acquisition transaction costs. This net increase is driven by incentive compensation costs.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the three months ended September 25, 2022 increased $6.4 million, or 20.1%, from SG&A expense incurred by our U.K. and Europe segment during the three months ended September 26, 2021 primarily from the acquisition of the PFM business. Other factors affecting U.K. and Europe SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended September 25, 2022 increased approximately $1.2 million, or 10.2%, from SG&A expense incurred by our Mexico segment during the three months ended September 26, 2021. The primary driver of the increase in SG&A expense was marketing costs. Other factors affecting Mexico SG&A expense were individually immaterial.
Net interest expense. Net interest expense increased to $34.2 million recognized in the three months ended September 25, 2022 from $28.6 million recognized in the three months ended September 26, 2021. The increase in net interest expense resulted primarily from interest expense on outstanding borrowings. Average borrowings increased by $0.7 billion from $2.6 billion during the three months ended September 26, 2021 to $3.4 billion during the three months ended September 25, 2022 due to the issuance of the 2032 Senior Notes in September 2021 to purchase PFM. As a percent of net sales, interest expense in the three months ended September 25, 2022 and September 26, 2021 was 0.8% and 0.8%, respectively.
Income taxes. Income tax expense increased to $65.7 million, a 20.2% effective tax rate, for the three months ended September 25, 2022 compared to an income tax expense of $30.4 million, a 33.3% effective tax rate, for the three months ended September 26, 2021. The increase in income tax expense resulted primarily from the increase in profit before taxes.

Nine Months Ended September 25, 2022 Compared to the Nine Months Ended September 26, 2021
Net sales. Net sales generated in the nine months ended September 25, 2022 increased $2.6 billion, or 24.2%, from net sales generated in the nine months ended September 26, 2021. The following table provides net sales information:

Sources of net sales	Nine Months Ended September 25, 2022	Change from Nine Months Ended September 26, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$8,318,007	$1,603,128	23.9%
U.K. and Europe	3,640,129	919,110	33.8%
Mexico	1,382,876	80,085	6.1%
Total net sales	$13,341,012	$2,602,323	24.2%
U.S. Reportable Segment. U.S. net sales generated in the nine months ended September 25, 2022 increased $1.6 billion, or 23.9%, from U.S. net sales generated in the nine months ended September 26, 2021 primarily due to an increase in net sales per pound which contributed $1.6 billion, or 23.8 percentage points, to the increase in net sales. The increase in net sales per pound was driven primarily by price increases necessary to recover increased feed ingredients, labor costs, supplies costs, utility costs and other operating costs. Also contributing to the increase in net sales was an increase in sales volume of $4.0 million, or 0.1 percentage points.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the nine months ended September 25, 2022 increased $919.1 million, or 33.8%, from U.K. and Europe net sales generated in the nine months ended September 26, 2021 primarily due to the acquisition of PFM which contributed $774.1 million to the increase in net sales. The existing U.K. and Europe businesses contributed $145.0 million to the increase in net sales. This increase was driven by an increase of $506.7 million from increased net sales per pound, or 18.6 percentage points, partially offset by the unfavorable impact of foreign currency translation of $285.0 million, or 10.5 percentage points, and a decrease in sales volume of $76.7 million, or 2.8 percentage points. The increase in net sales per pound was driven by price increases necessary to recover increased feed ingredients, labor costs, CO2 costs, utility costs and other operating costs.
Mexico Reportable Segment. Mexico net sales generated in the nine months ended September 25, 2022 increased $80.1 million, or 6.1%, from Mexico net sales generated in the nine months ended September 26, 2021 primarily due to an increase in net sales per pound of $170.9 million, or 13.1 percentage points, partially offset by a decrease in sales volume of $80.7 million, or 6.2 percentage points, and a decrease from the unfavorable impact of foreign currency remeasurement of $10.1 million, or 0.8 percentage points. The increase in net sales per pound was driven primarily by higher chicken prices that resulted from solid market fundamentals.
Gross profit and cost of sales. Gross profit increased by $702.7 million, or 69.3%, from $1.0 billion generated in the nine months ended September 26, 2021 to $1.7 billion generated in the nine months ended September 25, 2022. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Nine Months Ended September 25, 2022	Change from Nine Months Ended September 26, 2021		Percent of Net Sales
				Nine Months Ended
		Amount	Percent	September 25, 2022	September 26, 2021
	(In thousands, except percent data)
Net sales	$13,341,012	$2,602,323	24.2%	100.0%	100.0%
Cost of sales	11,624,991	1,899,629	19.5%	87.1%	90.6%
Gross profit	$1,716,021	$702,694	69.3%	12.9%	9.4%

Sources of gross profit	Nine Months Ended September 25, 2022	Change from Nine Months Ended September 26, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,411,948	$760,713	116.8%
U.K. and Europe	160,503	40,326	33.6%
Mexico	143,528	(98,345)	(40.7)%
Elimination	42	—	—%
Total gross profit	$1,716,021	$702,694	69.3%

Sources of cost of sales	Nine Months Ended September 25, 2022	Change from Nine Months Ended September 26, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$6,906,059	$842,415	13.9%
U.K. and Europe	3,479,626	878,784	33.8%
Mexico	1,239,348	178,430	16.8%
Elimination	(42)	—	—%
Total cost of sales	$11,624,991	$1,899,629	19.5%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the nine months ended September 25, 2022 increased $842.4 million, or 13.9%, from cost of sales incurred by our U.S. segment during the nine months ended September 26, 2021. Cost of sales increased primarily because of an increase in cost per pound sold which contributed $838.8 million, or 13.8 percentage points, and an increase in sales volume of $3.6 million, or 0.1 percentage points. The increase in cost per pound sold included increases in live operations costs, payroll costs, prepared foods purchases, contract labor costs, supplies costs, utility costs and higher realized losses in commodity derivatives. The increase in live operations costs includes an increase of $292.8 million in feed costs and a $69.5 million increase in chick costs. The increase in feed costs was driven primarily from higher corn and soy prices, our main ingredients in feed.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the nine months ended September 25, 2022 increased $878.8 million, or 33.8%, from cost of sales incurred by our U.K. and Europe segment during the nine months ended September 26, 2021 primarily because of costs incurred by the acquired PFM operations and from increases in cost of sales incurred by our existing U.K. and Europe operations. Cost of sales related to the existing U.K. and Europe operations increased due to an increase in cost per pound sold, partially offset by the favorable impact of foreign currency translation and a decrease in sales volume. The increase in cost per pound sold was driven by inflation in feed ingredients, CO2 costs, utility costs, as well as increases in labor costs due to shortages resulting from Brexit and an increase in the national minimum wage.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the nine months ended September 25, 2022 increased $178.4 million, or 16.8%, from cost of sales incurred by our Mexico segment during the nine months ended September 26, 2021. This increase was driven by increased cost per pound sold of $253.2 million, or 23.9 percentage points, partially offset by a decrease in sales volume of $65.7 million, or 6.2 percentage points, and the favorable impact of foreign currency remeasurement of $9.0 million, or 0.9 percentage points. The increase in cost per pound sold was driven by higher input costs, such as feed ingredients, chick costs and packaging costs, and an unfavorable shift in product mix due to market demands.
Operating income and SG&A expense. Operating income increased by $1.1 billion from $156.1 million generated in the nine months ended September 26, 2021 to $1.3 billion generated in the nine months ended September 25, 2022. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Nine Months Ended September 25, 2022	Change from Nine Months Ended September 26, 2021		Percent of Net Sales
				Nine Months Ended
		Amount	Percent	September 25, 2022	September 26, 2021
	(In thousands, except percent data)
Gross profit	$1,716,021	$702,694	69.3%	12.9%	9.4%
SG&A expense	461,902	(395,315)	(46.1)%	3.5%	8.0%
Operating income	$1,254,119	$1,098,009	703.4%	9.4%	1.5%

Sources of operating income	Nine Months Ended September 25, 2022	Change from Nine Months Ended September 26, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,146,821	$1,232,201	NM(1)
U.K. and Europe	406	(32,365)	(98.8)%
Mexico	106,850	(101,827)	(48.8)%
Eliminations	42	—	—%
Total operating income	$1,254,119	$1,098,009	703.4%
(1)This year-over-year percent change is designated not meaningful (or “NM”) due to significant one-time items recognized in prior year.

Sources of SG&A expense	Nine Months Ended September 25, 2022	Change from Nine Months Ended September 26, 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$265,127	$(471,488)	(64.0)%
U.K. and Europe	160,097	72,691	83.2%
Mexico	36,678	3,482	10.5%
Total SG&A expense	$461,902	$(395,315)	(46.1)%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the nine months ended September 25, 2022 decreased $471.5 million, or 64.0%, from SG&A expense incurred by our U.S. reportable segment during the nine months ended September 26, 2021. The decrease in SG&A expense resulted primarily from recognition of legal settlements and acquisition transaction costs in the prior year. A net increase in other U.S. SG&A expense partially offsets the decrease from legal settlement expense and acquisition transaction costs. This net increase is driven by incentive compensation and legal defense costs.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the nine months ended September 25, 2022 increased $72.7 million, or 83.2%, from SG&A expense incurred by our U.K. and Europe segment during the nine months ended September 26, 2021 primarily from the acquisition of the PFM business. Other factors affecting SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the nine months ended September 25, 2022 increased approximately $3.5 million, or 10.5%, from SG&A expense incurred by our Mexico segment during the nine months ended September 26, 2021. The primary drivers of the increase in SG&A expense were compensation-related costs and marketing costs. Other factors affecting our Mexico segment’s SG&A expense were individually immaterial.
Net interest expense. Net interest expense slightly decreased to $106.3 million recognized in the nine months ended September 25, 2022 from $106.4 million recognized in the nine months ended September 26, 2021. The decrease in net interest expense resulted primarily due to a $24.7 million loss on early extinguishment of debt recognized in the prior year, partially offset by an increase in interest expense on outstanding borrowings of $23.1 million. Average borrowings increased by $1.0 billion from $2.4 billion during the nine months ended September 26, 2021 to $3.4 billion during the nine months ended September 25, 2022 due to the issuance of the 2031 Senior Notes in September 2021 to fund the acquisition of PFM. As a percent of net sales, interest expense in the nine months ended September 25, 2022 and September 26, 2021 was 0.8% and 1.0%, respectively.
Income taxes. Income tax expense increased to $253.7 million, a 21.9% effective tax rate, for the nine months ended September 25, 2022 compared to an income tax expense of $55.9 million, a 110.3% effective tax rate, for the nine months ended September 26, 2021. The increase in income tax expense resulted primarily from the increase in profit before taxes.

Liquidity and Capital Resources
    The following table presents our available sources of liquidity as of September 25, 2022:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$654.2
Borrowing arrangements:
U.S. Credit Facility Revolving Note Payable(a)	800.0	—	763.9
U.S. Credit Facility Term Loans(b)	700.0	486.4	—
Mexico Credit Facility(c)	74.2	—	74.2
U.K. and Europe Revolver Facility(d)	162.9	10.9	152.0
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at September 25, 2022 totaled $36.1 million.
(b)For more information on the U.S. Credit Facility Term Loans, refer to “Note 12. Debt.”
(c)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $74.2 million (Mex$1.5 billion).
(d)The U.S. dollar-equivalent of the facility amount under the U.K. and Europe Revolver Facility is $162.9 million (£150.0 million).
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds

Cash Flows from Operating Activities	Nine Months Ended
	September 25, 2022	September 26, 2021
	(In millions)
Net income (loss)	$901.6	$(5.2)
Net noncash expenses	258.3	282.1
Changes in operating assets and liabilities:
Trade accounts and other receivables	(211.8)	(138.9)
Inventories	(455.5)	(149.7)
Prepaid expenses and other current assets	(3.5)	13.7
Accounts payable, accrued expenses and other current liabilities	297.3	274.9
Income taxes	10.2	66.4
Long-term pension and other postretirement obligations	(3.1)	(13.5)
Other operating assets and liabilities	(2.9)	(2.4)
Cash provided by operating activities	$790.6	$327.4
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $258.3 million for the nine months ended September 25, 2022. Net noncash expense items included depreciation and amortization of $301.0 million, stock-based compensation of $6.0 million, loan cost amortization of $4.3 million and accretion of discounts related to Senior Notes of $1.3 million. These expense items were partially offset by a deferred income tax benefit of $48.6 million and gains on property disposals of $5.6 million.
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $282.1 million for the nine months ended September 26, 2021. Net noncash expense items included depreciation and amortization of $274.3 million, loss on early extinguishment of debt of $24.7 million, stock-based compensation of $8.4 million, loan cost amortization of $3.8 million and accretion of discounts related to Senior Notes of $1.1 million. These expense items were partially offset by a deferred income tax benefit of $26.4 million, gains on property disposals of $3.6 million and amortization of premiums related to Senior Notes of $0.2 million.
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $211.8 million use of cash related to operating activities for the nine months ended September 25, 2022. This change primarily resulted from an increase in trade accounts receivable due to increased sales prices. The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $138.9 million use of cash related to operating activities for the nine months ended September 26, 2021. This change primarily resulted from an increase in trade accounts receivable due to customer payment timing and increased sales.
The change in inventories represented a $455.5 million use of cash related to operating activities for the nine months ended September 25, 2022. This change resulted primarily from increased raw material costs, such as feed ingredients, and a build-up of our finished goods inventories. The change in inventories represented a $149.7 million use of cash related to operating activities for the nine months ended September 26, 2021. This change resulted primarily from an increase in our raw materials and work-in-process inventories due to increased feed and chick costs.
The change in prepaid expenses and other current assets represented a $3.5 million use of cash related to operating activities for the nine months ended September 25, 2022. This change resulted primarily from a net decrease in commodity derivative assets. The change in prepaid expenses and other current assets represented a $13.7 million source of cash related to operating activities for the nine months ended September 26, 2021. This change resulted primarily from a net increase in commodity derivative assets.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities represented a $297.3 million source of cash related to operating activities for the nine months ended September 25, 2022. This change resulted primarily from increased cost of feed ingredients and other input costs and the timing of payments. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $274.9 million source of cash related to operating activities for the nine months ended September 26, 2021. This change resulted primarily from an accrual for probable losses related to ongoing litigation.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $10.2 million source of cash related to improved operating results for the nine months ended September 25, 2022. The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $66.4 million source of cash related to operating activities for the nine months ended September 26, 2021.

Cash Flows from Investing Activities	Nine Months Ended
	September 25, 2022	September 26, 2021
	(In millions)
Acquisitions of property, plant and equipment	$(342.5)	$(280.9)
Proceeds from property disposals	14.6	22.9
Purchase of acquired businesses, net of cash acquired	(9.7)	(953.9)
Proceeds from insurance recoveries	7.3	—
Cash used in investing activities	$(330.3)	$(1,211.9)
Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the nine months ended September 25, 2022 and September 26, 2021. Purchase of acquired businesses, net of cash acquired primarily represents a payment for a working capital adjustment related to the acquisition of PFM. Proceeds from property disposals were primarily for the sale of a farm in Mexico. Proceeds from insurance recoveries reflects cash received on property insurance recoveries related to the Mayfield, Kentucky tornado that occurred in December 2021.

Cash Flows from Financing Activities	Nine Months Ended
	September 25, 2022	September 26, 2021
	(In millions)
Payments on revolving line of credit, long-term borrowings and finance lease obligations	$(370.3)	$(2,006.0)
Proceeds from revolving line of credit and long-term borrowings	362.5	2,951.9
Purchase of common stock under share repurchase program	(199.5)	—
Payments of capitalized loan costs	(3.1)	(22.3)
Distribution from Tax Sharing Agreement with JBS USA Holdings	(2.0)	(0.7)
Payment on early extinguishment of debt	—	(21.3)
Cash provided by (used in) financing activities	$(212.4)	$901.6

Proceeds from revolving line of credit and long-term borrowings include the drawdown of the delayed draw commitment on the term loan under the U.S. Credit Facility of $193.7 million and $80.1 million on the U.K. and Europe Revolver Facility. Payments on revolving line of credit, long-term borrowings and finance lease obligations include the payment of $215.2 million on the U.S. term loans and $67.3 million on the U.K. and Europe Revolver Facility. The payments of capitalized loan costs were those loan costs incurred as part of the refinancing of the U.S. Credit Facility and the U.K. and Europe Revolver Facility. The Distribution from Tax Sharing Agreement with JBS USA Holdings is payment of net tax incurred during the tax year 2021 under the Tax Sharing Agreement. During the nine months ended September 25, 2022, 7.5 million shares were repurchased under the share repurchase program. For further information relating to the share repurchase program, refer to “Note 13. Stockholders’ Equity.”
Debt
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and other term loan agreements. For a description, refer to “Note 12. Debt.”
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility.
Recent Accounting Pronouncements
See “Note 1. Business and Summary of Significant Accounting Policies” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to these recent accounting pronouncements.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the fiscal year ended December 26, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2022 (as amended on March 15, 2022, the “2021 Annual Report”).
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses, (2) transaction costs related to business acquisitions, (3) costs related to litigation settlements, (4) property insurance recoveries for Mayfield, Kentucky tornado property damage losses and (5) net income attributable to noncontrolling interests. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

Nine Months Ended
September 25, 2022
(In thousands)
Net income	$901,580
Add:
Interest expense, net	106,346
Income tax expense	253,679
Depreciation and amortization	300,962
EBITDA	1,562,567
Add:
Foreign currency transaction losses	14,348
Transaction costs related to business acquisitions	972
Litigation settlements	28,282
Minus:
Property insurance recoveries for Mayfield tornado losses	19,997
Net income attributable to noncontrolling interest	674
Adjusted EBITDA	$1,585,498

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

	Three Months Ended September 25, 2022
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$1,196,562	$119,656
Feed ingredient inventory(b)	247,161	24,716
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended September 25, 2022.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of September 25, 2022.

	September 25, 2022
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$34,800	$3,480
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of September 25, 2022.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $75.6 million as of September 25, 2022.
Variable-rate debt. Our variable-rate debt instruments represent approximately 15.7% of our total debt as of September 25, 2022. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $2.5 million for the three months ended September 25, 2022.

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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of September 25, 2022. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Three Months Ended September 25, 2022
	Impact of 10% Deterioration in Exchange Rate	Impact of 10% Appreciation in Exchange Rate
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(2,391)	$2,922
Exchange rate of Mexican peso to the U.S. dollar:
As reported	20.21	20.21
Hypothetical 10% change	22.23	18.19
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
Net Assets. As of September 25, 2022, our U.K. and Europe subsidiaries that are denominated in British pounds had net assets of $2.4 billion. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our U.K. and Europe subsidiaries by $218.8 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our U.K. and Europe subsidiaries of $267.4 million.
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
•Competitive factors, inflation and pricing pressures, or the loss of one or more of our largest customers;
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
•Extreme weather or natural disasters;
•The impact of uncertainties in litigation; and
•Other risks described herein and under “Risk Factors” in our 2021 Annual Report.
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
As of September 25, 2022, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended September 25, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required with respect to this item can be found in Part I, Item 1, Notes to Consolidated Financial Statements, “Note 18. Commitments and Contingencies” in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, please see “ Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC and the risk factors listed below.
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
Finally, there may be increased risk of cyberattack as a result of the ongoing conflict. We have not seen any new or heightened risk of potential cyberattacks since the outbreak of the Russia-Ukraine war. See our risk factors disclosed in our 2021 Annual Report.
Extreme weather, natural disasters or other events beyond our control as well as interruption by man-made problems such as power disruptions could negatively impact our business.

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

The British National Grid recently warned that the U.K., where the Company has significant operations, could face planned power cuts to homes and businesses throughout the winter of 2023 if the country is unable to import electricity from Europe and it struggles to attract enough gas imports to fuel its gas-fired power plants. A significant power outage could have a material adverse impact on our business, results of operations, and financial condition. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a man-made problem such as a power disruption, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses we may incur.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 9, 2022, the Company announced that, on March 8, 2022, its Board of Directors approved a $200.0 million share repurchase program. The Company intends to repurchase shares through various means, which may include but are not limited to open market purchases, privately negotiated transactions, the use of derivative instruments and/or accelerated share repurchase programs, in each case, in compliance with applicable laws and regulations. The extent to which the Company repurchases its shares and the timing of such repurchases will vary and depend upon market conditions and other corporate considerations, as determined by the Company’s management team. The repurchase program has no termination date. As of September 25, 2022, the Company had repurchased 7,468,645 shares under this plan for an aggregate cost of $199.6 million at an average price of $26.7187 per share.
Set forth below is information regarding our stock repurchases for the three months ended September 25, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Shares That May Yet Be Purchased Under the Plans or Programs (a)
June 27, 2022 through July 24, 2022	260,464	$29.9139	260,464	$72,219,363
July 25, 2022 through August 28, 2022	494,654	29.7796	494,654	57,488,765
August 29, 2022 through September 25, 2022	2,081,950	27.3980	2,081,950	447,475
Total	2,837,068	$28.0442	2,837,068	$447,475
(a)    Reflects the remaining dollar value of shares that may yet be repurchased under our share repurchase authorization.

ITEM 6.    EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company. (incorporated by reference from Exhibit 3.1 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

3.2	Amended and Restated Corporate Bylaws of the Company. (incorporated by reference from Exhibit 3.2 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

4.1
First Supplemental Indenture, dated as of September 22, 2022 among the Company, as issuer, Pilgrim’s Pride Corporation of West Virginia, Inc., Gold’n Plump Poultry, LLC, Gold’n Plump Farms, LLC and JFC LLC, as Guarantors, and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K (No. 001-09273) filed on September 26, 2022).

4.2
First Supplemental Indenture, dated as of September 22, 2022 among the Company, as issuer, Pilgrim's Pride Corporation of West Virginia, Inc., Gold'n Plump Poultry, LLC, Gold'n Plump Farms, LLC and JFC LLC, as Guarantors, and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K (No. 001-09273) filed on September 26, 2022).

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

PILGRIM’S PRIDE CORPORATION

Date: October 26, 2022	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)