Form 10-K
period 2022-12-25
PILGRIMS PRIDE CORP
filed 2023-02-09
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by non-affiliates of the registrant as of June 26, 2022 was $1,350,235,990. The number of shares of the registrant’s Common Stock outstanding as of February 9, 2023 was 236,469,365.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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
Item 1. Business
Company Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken and pork products to retailers, distributors and foodservice operators. JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owns 82.65% of our outstanding common stock.
We market our balanced portfolio of fresh, prepared and value-added meat products to a diverse set of over 51,100 customers across the U.S., the U.K. and Europe, Mexico and in over 120 other countries. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors, such as Chick-fil-A® and retail customers, including grocery store chains and wholesale clubs, such as Kroger®, Costco®, Publix® and H-E-B® in the U.S., chain restaurants such as McDonald’s® and grocery store chains such as Sainsbury’s®, Tesco® and Waitrose® in the U.K. and Europe, and grocery store chains such as Wal-Mart® in Mexico.
As a vertically integrated company, we are able to control every phase of the production process, which helps us manage food safety and quality, control margins and improve customer service. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 4,950 growers, 36 feed mills, 47 hatcheries, 40 processing plants, 33 prepared foods cook plants, 31 distribution centers, nine rendering facilities, four pet food plants and three other facilities, we believe we are well-positioned to supply the growing demand for our products.
On September 24, 2021, the Company acquired 100% of the equity of the Kerry Consumer Foods’ meats and meals businesses, collectively known as Pilgrim’s Food Masters (“PFM”), for cash of £698.8 million, or $958.9 million. The specialty meats business is a leading manufacturer of branded and private label meats, meat snacks and food-to-go products in the U.K. and the Republic of Ireland. The specialty meats business is a leading manufacturer of branded and private label meats, meat snacks and food-to-go products in the U.K. and the Republic of Ireland. The ready meals business is a leading ethnic chilled and frozen ready meals business in the U.K. The acquired operations are included in the Company’s U.K. and Europe reportable segment.
We operate on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example 2022) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. Fiscal year 2022 was a 52-week fiscal year.
Reportable Segments
We operate in three reportable segments: U.S., U.K. and Europe, and Mexico. We either produce or purchase for resale chicken and pork products through our operations in the U.S., the U.K. and continental Europe, and Mexico. We conduct separate operations in the U.S., the U.K., continental Europe, Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our U.S. operations. See “Note 20. Reportable Segments” of our Consolidated Financial Statements included in this annual report for additional information.
Products and Markets
Fresh Products Overview. Our fresh products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated, frozen whole chickens, breast fillets, mini breast fillets and prepackaged case-ready chicken, primary pork cuts, added value pork and pork ribs. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens, chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Additionally, we are an important player in the live market in Mexico. In 2022, our fresh product sales accounted for 80.2%, 18.6%, and 86.0% of our total U.S., U.K. and Europe, and Mexico product sales, respectively.
Prepared Products Overview. Our prepared products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Our prepared products include processed sausages, bacon, slow cooked, smoked meat, gammon joints, ready-to-cook variety of meat products, pre-packed meats, sandwich and deli counter meats, pulled pork balls, meatballs and coated foods. In 2022, our prepared foods products sales accounted for 10.3%, 63.7%, and 9.1% of our total U.S., U.K. and Europe, and Mexico chicken and pork sales, respectively.
Exported Products Overview. Exported products primarily consist of whole chickens and chicken parts sold either refrigerated for distributors in the U.S. or frozen for distribution to export markets and primary pork cuts, hog heads and trotters frozen for distribution to export markets. In 2022, our export product sales accounted for 5.1% and 14.6% of our total U.S. and U.K. and Europe product sales, respectively.
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
Net Sales for Primary Product Lines and Markets
The following table sets forth, for the periods beginning with 2020, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
U.S. reportable segment:
Fresh products	$8,624,421	$7,264,448	$6,137,264
Prepared foods	1,107,734	898,614	714,563
Export	552,823	459,371	306,478
Other products	463,372	491,446	337,712
Total U.S. reportable segment	10,748,350	9,113,879	7,496,017
U.K. and Europe reportable segment:
Fresh products	908,882	1,151,330	1,594,373
Prepared foods	3,104,347	2,214,180	1,237,486
Export	712,685	458,588	297,414
Other products	148,824	109,964	145,019
Total U.K. and Europe reportable segment	4,874,738	3,934,062	3,274,292
Mexico reportable segment:
Fresh products	1,587,809	1,515,453	1,210,952
Prepared foods	167,589	128,208	66,572
Other products	89,891	85,856	44,068
Total Mexico reportable segment	1,845,289	1,729,517	1,321,592
Total net sales	$17,468,377	$14,777,458	$12,091,901
Raw Materials
Grains. The Company utilizes various raw materials in its operations, including corn, soybean meal and wheat, along with various other ingredients from which the Company produces its own formulated feeds. In 2022, corn, soybean meal and wheat accounted for approximately 46.1%, 35.2% and 4.6% of our feed costs, respectively. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. We attempt to mitigate the impact of price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed-price contracts, broadening our product portfolio and expanding the variety of contracts within our book of business. To also manage this risk, we purchase derivative financial instruments. The Company has long-standing relationships with its sources of grain and other feed ingredients and expects to have an adequate supply for its present needs.
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
Live pigs. The Company’s pork operations maintain a pig production base that makes up approximately 35.7% of the total number of pigs processed by the Company each year. Additionally, the Company’s pork operations procure live pigs for slaughter within a few days of purchase from numerous independent farmers throughout the U.K. Live pigs sourced from independent farmers make up approximately 64.3% of the total number of pigs processed by the Company each year. Although we generally expect adequate supply of live pigs in the U.K., there may be periods of imbalance in supply and demand.
Trademarks
We own registered trademarks which are used in connection with our business. The trademarks are important to the overall marketing and branding of our products. All major trademarks in our business are registered. In part, our success can be attributed to the existence and continued protection of these trademarks. As long as the Company continues to use its trademarks, they are renewed indefinitely. Some of the more significant owned or licensed trademarks used by the Company or its affiliates are Pilgrim’s®, Just BARE®, Gold’n Pump®, Gold Kist®, County Pride®, Pierce Chicken®, Pilgrim’s® Mexico, County Post®, Savoro, To-Ricos, Del Dia®, Moy Park, O’Kane, Richmond, Fridge Raiders and Denny.
Seasonality
The demand for our chicken products generally is greatest during the spring and summer months and lowest during the winter months. The demand for our pork products generally is higher during the summer and peaks during the winter primarily due to the holiday season.
Key Customers
Our two largest customers, which operate in the U.S., together accounted for approximately 12.8% and 12.0% of our consolidated net sales in 2022 and 2021, respectively. No single customer accounted for ten percent or more of our consolidated net sales in either 2022 or 2021.
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
Regulation and Environmental Matters
The poultry, pork and prepared foods industries are subject to government regulation, particularly in the health, workplace safety and environmental areas, including provisions relating to the discharge of materials into the environment, treatment and disposal of agricultural and food processing wastes, the use and maintenance of refrigeration systems, ammonia-based chillers, noise, odor and dust management, the operation of mechanized processing equipment and other operations, storm water, air emissions, treatment, storage and disposal of wastes, handling of hazardous substances and remediation of contaminated soil, surface water and groundwater, by the Centers for Disease Control, the United States Department of Agriculture (“USDA”), the Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration and state and local regulatory authorities in the U.S. and by similar governmental agencies in the U.K., continental Europe and Mexico. Our chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the U.S. Our food processing facilities and feed mills in the U.K., continental Europe and Mexico are subject to on-site examination, inspection and regulation by government agencies that perform functions similar to those performed by the USDA and FDA.
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
Human Capital Resources
As of December 25, 2022, we employed over 61,500 persons. Our success is largely dependent on the skills, experience and efforts of our employees. We rely on an adequate number of skilled employees to serve in critical production roles, such as processing workers and operations supervisors. In managing our business, we focus on a number of human capital measures or objectives, which are rooted in our core values and include the following items:

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
•Our efforts have resulted in year-over-year reductions in severe injuries and days away restricted or transferred of 42% and 10%, respectively.
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
•We track our progress in our efforts to promote diversity and inclusion. For example, in 2022, women comprised 41%, 39% and 37% of our total workforce in the U.S., the U.K. and Europe, and Mexico, respectively, and 68% of our total workforce in the U.S. were minorities.
•Our management team members are expected to attend People First leadership training, which includes a model dedicated to training and awareness on diversity and inclusion.
•We provide workshops on diversity and inclusion for our employees and we engage in targeted recruitment at 35 of the nation’s largest historically black colleges and universities.
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
•We have extensive leadership training programs, such as our Supervisor Development Program, created to help identify and develop production workers into frontline supervisors, the aforementioned People First Program, designed to equip frontline supervisors with the behavioral and technical skills needed to effectively lead their production teams and our Summit Program, designed to improve the skill set of our senior leadership team. We have found that recognizing our employees’ efforts through training for continued advancement strengthens their performance and helps with our goals to achieve business results. Our employees completed over 326,000 training hours during 2022 and over 350,000 training hours during 2021.
Community Support. We are focused on supporting the communities in which we operate and serve.
•Hometown Strong Initiative. During 2020, we launched our Hometown Strong initiative to help the communities in which we operate respond to the unexpected challenges on society, such as the COVID-19 pandemic. We believe the Hometown Strong initiative will provide consequential investment projects and help them prepare for unanticipated challenges and build for the future. For 2020, we committed to Hometown Strong donations of $20 million and during the year ended December 27, 2020 we recorded $15 million in incremental donations expense relating to this initiative.
•Tomorrow Fund. During 2019, we launched the Tomorrow Fund, a scholarship program designed to support the collegiate scholastic pursuits of our employees and their direct dependents. The Tomorrow Fund awards certain employees scholarships to an eligible university of their choice.
•Better Futures. During 2021, we launched Better Futures, the largest privately funded free community college program in rural America, offering free community college to our team members and their dependents. So far, over 1,000 team members or dependents have signed up and 340 have started their selected academic pathway.
Employee Relations. We respect our team members’ rights of association, including by joining labor unions and collective bargaining. Approximately 46.4% of our workforce are covered by a collective bargaining agreement. For additional information, see “Item 1A. Risk Factors - Our performance depends on favorable labor relations with our employees and our compliance with labor laws. Any deterioration of those relations or increase in labor costs due to our compliance with labor laws could adversely affect our business.”
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
Information about our Executive Officers

Name	Age	Background and Experience	Dates
Fabio Sandri	51	President and Chief Executive Officer	September 2020 to Present
Matthew Galvanoni	50	Chief Financial Officer	March 2021 to Present
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
We face risks related to outbreaks of public health crises, including epidemics and infectious diseases such as the ongoing COVID-19 pandemic. The spread of COVID-19 and the emergence of new variants of the virus across the globe could continue to impact economic activity worldwide by causing disruption and volatility in the global capital markets, as well as a sustained economic slowdown. National and local governments in the United States and around the world could re-implement measures to prevent the spread of COVID-19 and its variants, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines, curfews, and recommendations to practice physical distancing. These preventative measures could restrict individuals’ daily activities and curtail or cease many businesses’ normal operations. We continue to monitor and work to comply with the COVID-19 guidelines from public health and governmental authorities concerning the prevention and spread of COVID-19 and its variants, as well as the protection of the health and safety of our personnel, including the April 28, 2020 executive order that designated meat and poultry processing plants as critical infrastructure. Implementing these measures, as well as the global economic impact of the COVID-19 pandemic generally, resulted in the adverse effects to our results of operations, financial condition and liquidity, including reduced activity at our businesses and limited availability and productivity among our workforce and suppliers, as noted below.
The COVID-19 outbreak had, and further outbreaks or future similar outbreaks are likely to have, numerous adverse effects on our business and operations. As of February 9, 2023, all of our production facilities are operating, although some facilities have reduced production levels and outputs due to increased health and safety measures and current labor shortages experienced throughout both the U.S. and the U.K. There can be no assurance that the health and safety measures we have taken (which include adding temperature and symptom screening stations for employees prior to entering our facilities and increasing physical distancing of our employees) will eradicate the risks associated with working in a critical infrastructure industry, including but not limited to, infection of our employees or the temporary closure of a facility, which could, in turn, have a material adverse impact on our reputation, business, results of operations and financial condition.
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
Our brand or reputation could be negatively impacted. The meat production industry was the focus of negative press reports in light of the spread of COVID-19 at certain companies’ facilities. Although we were not the focus of such reports, our brand or reputation could be negatively impacted by such reports.
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
The price of feed ingredients is positively or negatively affected primarily by the global level of supply and demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A significant change in weather patterns could affect supplies of feed ingredients, as well as our ability to obtain feed ingredients, grow chickens and pigs or deliver products. Consequently, there can be no assurance that the price of grains will not rise as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.
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
Previous outbreaks of African swine fever in China and its subsequent spread across the world had a significant effect on both the global supply of pork and on pork prices. Given its island status, the U.K. has an element of built-in biosecurity, but there are risks, mainly as a result of human movement of infected meat from the European Union. In the event of an outbreak of African Swine Fever in the U.K., we believe the Company’s risks are limited to infection. However, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.
If our products become contaminated, we may be subject to product liability claims and product recalls. Such product liability claims or product recalls can adversely affect our business reputation, expose us to increased scrutiny by federal and state regulators and may not be fully covered by insurance.
Poultry and pork products may be subject to contamination by disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella, generic E.coli, Yersinia enterocolitica and Staphylococcus aureus. These pathogens are generally found in the environment and there is a risk that, as a result of food processing, they could be present in our processed poultry products. These pathogens can also be introduced as a result of improper handling at the further processing, foodservice or consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling once the product has been shipped. Illness and death may result if the pathogens are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on our business, reputation and/or prospects. The packaging, marketing and distribution of food products entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death.
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
We could be adversely affected if consumers lose confidence in the quality of certain food products or ingredients. Prolonged negative perceptions of certain food products or ingredients could influence consumer preferences and acceptance of some of our products and marketing programs. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our product sales, financial condition and results of operations. Our Pilgrim’s Food Masters business has a number of iconic brands with significant value. While we have recently increased the market share of our Just Bare® and Pilgrim’s® brands in the U.S. market. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences or the products becoming unavailable to consumers.

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
We are increasingly dependent on information technology, and our business and reputation could suffer if we are unable to protect our information technology systems against, or effectively respond to, cyber-attacks, to other cyber security incidents or breaches, or if our information technology systems are otherwise disrupted.
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
For example, between September 2, 2016 and October 13, 2016, a series of purported class action lawsuits were brought against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to 2019. For additional information on this and other litigation matters, see Part II, Item 8, Notes to Consolidated Financial Statements, “Note 21. Commitments and Contingencies” in this annual report. The consequences of the litigation matters PPC faces are inherently uncertain, and adverse actions, judgments or settlements in some or all of these matters has resulted and may in the future result in materially adverse monetary damages, fines, penalties, or injunctive relief against PPC. Any claims or litigation, even if fully indemnified or insured, could damage PPC’s reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
We may not be able to successfully integrate the operations of companies we acquire or benefit from growth opportunities.
We continue to pursue selective acquisitions of complementary businesses, such as Pilgrim’s Food Masters, which we acquired in 2021. Inherent in any future acquisitions are certain risks such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following such acquisitions. Additional debt or equity capital may be required to complete future acquisitions, and there can be no assurance that we will be able to raise the required capital. These opportunities may expose us to successor liability relating to actions involving any acquired entities, their respective management or contingent liabilities incurred prior to our involvement and will expose us to liabilities associated with ongoing operations, in particular to the extent we are unable to adequately and safely manage such acquired operations. A material liability associated with these types of opportunities, or our failure to successfully integrate any acquired entities into our business, could adversely affect our reputation and have a material adverse effect on us.
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
Our two largest customers together accounted for approximately 12.8% of our consolidated net sales in 2022. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.
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

Global average temperatures are gradually increasing due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere, which may contribute to significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities and natural resources, as well as raw materials such as corn, soybean meal and other feed ingredients, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may adversely impact demand for our products due to changes in consumer preferences and result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements could be prohibitively costly and may cause disruptions in, or an increase in the costs associated with, the running of our production facilities. Furthermore, compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations and strategy, which will likely incur substantial time, attention and costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant fines if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. We currently have outstanding Senior Notes that are linked to our achievement of targeted reductions in Scope 1 and 2 greenhouse gas emissions intensity by 2026. If we fail to meet these targeted reductions in 2026, the interest rate applied to these Senior Notes will increase. Finally, from time to time we establish and publicly announce goals and targets to reduce our carbon footprint. If we fail to achieve, fail to specify or improperly report on our progress toward achieving our carbon emissions reduction goals and targets, we could be subject to lawsuits, investigations, government actions, or other claims made by public or private entities, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, the resulting negative publicity from any such allegations could adversely affect consumer preference for our products.
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
Immigration
Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. Despite our past and continuing efforts to hire only U.S. citizens and/or persons legally authorized to work in the U.S., we may be unable to ensure that all of our employees and contractors are persons legally authorized to work in the U.S. No assurances can be given that enforcement efforts by governmental authorities will not disrupt a portion of our workforce or operations at one or more facilities, thereby negatively impacting our business. Also, no assurance can be given that further enforcement efforts by governmental authorities will not result in the assessment of fines that could adversely affect our financial position, operating results or cash flows.

Environmental, Health and Safety
Our operations are subject to extensive and increasingly stringent federal, state, local and foreign laws and regulations pertaining to the protection of the environment, including those relating to the discharge of materials into the environment, the handling, treatment and disposal of wastes, and the remediation of soil and groundwater contamination. Failure to comply with these requirements could have serious consequences for us, including criminal as well as civil and administrative penalties, claims for property damage, personal injury and damage to natural resources and negative publicity. Compliance with existing or changing environmental requirements, including more stringent limitations imposed or expected to be imposed in recently-renewed or soon-to be renewed environmental permits, may require capital expenditures for installation of new or upgraded pollution control equipment at some of our facilities.
Operations at many of our facilities require the treatment and disposal of wastewater, stormwater and agricultural and food processing wastes, the use and maintenance of refrigeration systems, including ammonia-based chillers, noise, odor and dust management, the operation of mechanized processing equipment, and other operations that potentially could affect the environment, health and safety. Some of our facilities have been operating for many years, and were built before current environmental standards were imposed, and/or are in areas that recently have become subject to residential and commercial development pressures. Failure to comply with current and future environmental, health and safety standards could result in the imposition of fines and penalties, and we have been subject to such sanctions from time to time. We are upgrading wastewater treatment facilities at a number of these locations, either pursuant to consent agreements with regulatory authorities or on a voluntary basis in anticipation of future permit requirements.
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
The UKBA is broader in scope than the FCPA in that it directly prohibits commercial bribery (i.e. bribing individuals or organizations other than government officials) in addition to bribery of government officials and it does not recognize certain exceptions, notably for facilitation payments, that are permitted by the FCPA. The UKBA also has wide jurisdiction. It covers any offense committed in the U.K., but proceedings can also be brought if a person who has a close connection with the U.K. commits the relevant acts or omissions outside the U.K. It defines a person with a close connection to include British citizens, individuals ordinarily resident in the U.K. and bodies incorporated in the U.K. The UKBA also provides that any organization that conducts part of its business in the U.K., even if it is not incorporated in the U.K., can be prosecuted for the corporate offense of failing to prevent bribery by an associated person, even if the bribery took place entirely outside the U.K. and the associated person had no connection with the U.K.
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
As of December 25, 2022, we employed approximately 61,500 persons. Approximately 46.4% of our workforce are covered by a collective bargaining agreement. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2023 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
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
Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.

We and our third-party vendors have experienced increased labor shortages at some of our production facilities and other locations. Although we have historically experienced some level of ordinary course turnover of employees, the impact of the COVID-19 pandemic and resulting actions have exacerbated labor shortages and increased turnover. Several factors have had and may continue to have adverse effects on the labor force available to us and our third-party vendors, including government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and work authorization. Labor shortages and increased turnover rates within the Company and our third-party vendors have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity and could result in downtown of our production facilities. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.
If we are unable to attract, hire or retain key team members or a highly skilled and diverse global workforce, it could have a negative impact on our business, financial condition or results of operations.
Our continued growth requires us to attract, hire, retain and develop key team members, including our executive officers and senior management team, and maintain a highly skilled and diverse global workforce. We compete to attract and hire highly skilled team members and our own team members are highly sought after by our competitors and other companies. Competition could cause us to lose talented team members, and unplanned turnover could deplete our institutional knowledge and result in increased costs due to increased competition for team members. In addition, our compensation arrangements may not always be successful in attracting new employees or retaining our existing team members.
Stock Ownership and Financial Risk Factors
JBS USA beneficially owns a majority of our common stock and has the ability to control the vote on most matters brought before the holders of our common stock.
JBS USA Food Company (“JBS USA”) beneficially owns a majority of the shares and voting power of our common stock and is entitled to appoint a majority of the members of our Board of Directors. As a result, subject to restrictions on its voting power and actions in a stockholders agreement between JBS USA and us and our organization documents, JBS USA has and will have the ability to control our management, policies and financing decisions, elect a majority of the members of our Board of Directors at the annual meeting and control the vote on most matters coming before the holders of our common stock. Under the stockholders agreement between JBS USA and us, JBS USA has the ability to elect up to seven members of our Board of Directors and the other holders of our common stock have the ability to elect up to two members of our Board of Directors. Moreover, our ultimate controlling shareholders may serve as members of our Board of Directors or as members of the board of directors or other senior management positions at any JBS companies.
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
On a consolidated basis, as of December 25, 2022, we had approximately $483.7 million in secured indebtedness, $2.7 billion of unsecured indebtedness and had the ability to borrow approximately $1.0 billion under our credit agreements. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness. The degree to which we are leveraged could have important consequences because (1) it could affect our ability to satisfy our obligations under our credit agreements, (2) a substantial portion of our cash flow from operations is required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes, (3) our ability to obtain additional financing and to fund working capital, capital expenditures and other general corporate requirements in the future may be impaired; (4) we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage, (5) our flexibility in planning for, or reacting to, changes in our business may be limited, (6) it may limit our ability to pursue acquisitions and sell assets and (7) it may make us more vulnerable in the event of a continued or new downturn in our business or the economy in general.
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
The London Interbank Offered Rate (“LIBOR”), is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in our term loans such that the interest due to our creditors pursuant to a term loan extended to us is calculated using LIBOR. Some of our term loan agreements and revolving credit facilities contain a stated minimum value for LIBOR, and as of December 25, 2022, the Company had $480.1 million in outstanding indebtedness tied to LIBOR.
In 2017, the U.K.’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Subsequently, on March 5, 2021, the FCA and LIBOR’s administrator, ICE Benchmark Administration, Limited, announced that the publication of the most common tenors (overnight, one-month, three-month, six-month and 12-month U.S. dollar LIBOR) would cease immediately following publication of such interest rates on June 30, 2023, and moreover, that publication of all other currency and tenor variants would cease immediately after December 31, 2021. The FCA and other regulators and have stated that they welcome the LIBOR administrator’s action, and issued supervisory guidance emphasizing that, despite any continued publication of U.S. dollar LIBOR through June 30, 2023, no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. An extended cessation date for most U.S. dollar LIBOR tenors would mean that many legacy U.S. dollar LIBOR contracts would terminate before related LIBOR rates cease to be published and will allow for more time for existing contracts to mature and provide additional time to continue to prepare for the transition from LIBOR. On December 16, 2022, the U.S. Federal Reserve Board adopted a final rule that states Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, will replace U.S. dollar LIBOR after June 30, 2023. SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). As LIBOR is phased out, we will need to renegotiate our credit agreements that utilize LIBOR which may have an adverse impact on the value of or interest earned on any LIBOR-based marketable securities, loans and derivatives that are included in our financial assets and liabilities.
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
General Risk Factors
Weak or unstable national or global economic conditions, including inflation, could negatively impact our business.
Our business may be adversely affected by:
•weak or volatile national or global economic conditions, including inflation;
•unfavorable currency exchange rates and interest rates;
•the lack of availability of credit on reasonable terms;

•restricted access to capital markets;
•changes in consumer spending rates and habits;
•unemployment and underemployment; and
•a tight energy supply and high energy costs.
Our business could be negatively affected if efforts and initiatives of the governments of the United States and other countries to manage and stimulate the economy fail or result in worsening economic conditions. Deteriorating economic conditions could negatively affect consumer demand for protein generally or our products specifically, consumers’ ability to afford our products, consumer habits with respect to how they spend their food dollars, and the cost and availability of raw materials we need.
Disruptions in credit and other financial markets caused by deteriorating or weak national and international economic conditions could, among other things:
•make it more difficult for us, our customers or our growers or prospective growers to obtain financing and credit on reasonable terms;
•cause lenders to change their practice with respect to the industry generally or our company specifically in terms of granting credit extensions and terms;
•impair the financial condition of our customers, suppliers or growers making it difficult for them to meet their obligations and supply raw material; or
•impair the financial condition of our insurers, making it difficult or impossible for them to meet their obligations to us.
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
Item 1B. Unresolved Staff Comments
    None.

Item 2. Properties
Operating Facilities
    Our main operating facilities are as follows:

	Number of Facilities(a)
	Owned	Leased	Total	Capacity(b)	Unit of Measure	Average Capacity Utilization
Chicken Operations:
Fresh processing facilities	35	1	36	8.7 million	Birds per day	88.4%
Prepared foods facilities	12	2	14	37.3 million	Tons per year	95.9%
Hatcheries	45	2	47	3.2 billion	Eggs per year	90.9%
Other operation facilities(c)	47	2	49	16.0 million	Tons per year	72.0%
Grain elevator	1	—	1	8.6 million	Bushels per year	17.8%
Pork Operations:
Fresh processing facilities	3	—	3	10,913	Pigs per day	88.6%
Prepared foods facilities	9	—	9	269,488	Tons per year	70.8%
Other operation facilities(d)	2	—	2	11,023	Pigs per day	100.0%
Lamb Operations(e):
Fresh processing facilities	1	—	1	4,960	Lambs per day	64.4%
Prepared foods facilities	1	—	1	8,530	Tons per year	46.6%
Prepared Meals Operations:
Prepared foods facilities	5	4	9	288,350	Tons per year	68.1%
Distribution Centers and Other	11	20	31	NA		NA
(a)Substantially all of our U.S. property, plant and equipment is used as collateral for our secured U.S. credit facility. See Part II, Item 8, Notes to Consolidated Financial Statements, “Note 13. Debt.”
(b)Capacity and utilization numbers do not include idled facilities.
(c)Other facilities in the chicken operations include feed mills, protein conversion and rendering facilities, and pet food facilities in the U.S.
(d)Other facilities in the pork operations include company-owned pig farms in the U.K.
(e)Facilities in lamb operations are from the acquisition of Randall Parker Foods and are in the U.K.

Item 3. Legal Proceedings
The information required with respect to this item can be found in Part II, Item 8, Notes to Consolidated Financial Statements, “Note 21. Commitments and Contingencies” in this annual report and is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “PPC.”
Holders
The Company estimates that there were approximately 59,300 holders (including individual participants in security position listings) of the Company’s common stock as of February 9, 2023.
Dividends
The Company has no current intention to pay any dividends to its stockholders. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations and other factors deemed relevant by our Board of Directors in its discretion.
Both the U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. In addition, the terms of the Moy Park Multicurrency Revolving Facility Agreement restrict Moy Park’s ability and the ability of certain of Moy Park’s subsidiaries to, among other things, make payments and distributions to us, which could in turn impair our ability to pay dividends to our stockholders. See “Note 13. Debt” of our Consolidated Financial Statements included in this annual report for additional information.
Performance Graph
The graph below shows a comparison from December 31, 2017 through December 25, 2022 of the cumulative 5-year total stockholder return of holders of the Company’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of three companies: Hormel Foods Corp, Sanderson Farms Inc. (through July 2022) and Tyson Foods Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2017 and tracks it through December 25, 2022.
The graph covers the period from December 31, 2017 to December 25, 2022, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

	12/31/17	06/30/18	12/30/18	06/30/19	12/29/19	06/30/20	12/27/20	06/30/21	12/26/21	06/30/22	12/25/22
PPC	$100.00	$64.18	$50.19	$81.75	$106.15	$54.38	$62.30	$71.41	$88.70	$100.55	$76.63
Russell 2000	100.00	107.66	88.99	104.10	111.70	97.20	134.00	157.49	153.85	117.81	122.41
Peer Group	100.00	92.60	86.69	107.30	121.92	101.96	105.86	114.89	125.43	126.90	106.20
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Overview
We are one of the largest protein companies in the world, and as a vertically integrated company, we are able to control every phase of the production process, which helps us manage food safety and quality, control margins and improve customer service. This gives us the opportunity to continue to create growth and development opportunities, further increasing our position as a leading domestic and global protein company. With the acquisition of the meats and meals operations of Kerry Consumer Foods (“Pilgrim’s Food Masters” or “PFM”) in September 2021, we further solidified ourselves as a leading European food company while diversifying our product mix through leading, branded protein products in the U.K. and the Republic of Ireland. See “Note 2. Business Acquisitions” of our Consolidated Financial Statements included in this annual report for additional information relating to this acquisition.
We reported net income attributable to Pilgrim’s Pride Corporation of $745.9 million, or $3.10 per diluted common share, and profit before tax totaling $1.0 billion, for 2022. These operating results included gross profit of $1.8 billion and generated $669.9 million of cash from operations. We generated operating margins of 6.7% with operating margins of 10.2% and 4.5% in our U.S. and Mexico reportable segments, respectively, and break-even in our U.K. and Europe reportable segment. During 2022, we generated EBITDA and Adjusted EBITDA of $1.57 billion and $1.65 billion, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included later in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year applies to our fiscal year and not the calendar year. Fiscal 2022 and 2021 were 52-week accounting cycles.
Global Economic Conditions
During 2022, we continued to experience solid recoveries in volume throughout the business from prior year levels as COVID-19 restrictions eased, but were confronted with significant challenges from inflation in commodity, labor and other operating costs across all our businesses. The global feed ingredient and energy markets continue to be impacted by the Russia-Ukraine war, driving up prices as supply out of the Black Sea region is disrupted and future production is at risk. We continued to experience labor shortages in the U.K. as European Union (or “E.U.”) workers returned to their home countries following Brexit, thus affecting our ability to process, pack and transport products. Despite inflationary headwinds and softening consumer demand throughout the U.K. and E.U., we have and will continue to invest in our people, implement supply chain solutions, and conduct customer negotiations for cost recovery. Our Mexico segment managed through significant challenges as Mexico remains a volatile market given inflationary pressures, implications of more significant bird disease, an evolving global protein industry, and overall business seasonality.
We have responded to these challenges by continuing negotiations with customers to mitigate the impact of extraordinary costs we have experienced. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.
Russia-Ukraine War Impacts
The Russia-Ukraine war began in February 2022. The impact of the ongoing war and sanctions is not limited to businesses that operate in Russia and Ukraine and is negatively impacting other global economic markets including where we operate. The impacts have included and may continue to include, but are not limited to, higher prices for commodities, such as food products, ingredients and energy products, increasing inflation in some countries, and disrupted trade and supply chains. The conflict has disrupted shipments of grains, vegetable oils, fertilizer and energy products.
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
Impact of COVID-19
The extensive impact of the pandemic caused by COVID-19 has resulted and may continue to result in disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties and other jurisdictions imposed various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations and extended closures of businesses.
As the global spread of the virus began to accelerate late in March 2020, we began to experience adverse impacts to our business and financial results. The impact of the COVID-19 pandemic included disruptions in supply chain, an increase in both broiler and chick costs and an increase in payroll and benefits costs. As the various mitigation efforts implemented across the globe began to take effect, the impact of the COVID-19 pandemic on our financial results generally decreased because of increased demand for our products at retail grocery stores and quick service restaurants and our ability to meet this demand through our transitioned business operations, as further discussed below. In 2022, we experienced intermittent impacts as noted above associated with the COVID-19 pandemic. We believe that we will continue to experience intermittent disruptions to our business due to the COVID-19 pandemic into 2023.
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
•Our operations. All of our production facilities continued to operate, although some facilities reduced production levels and outputs due to increased health and safety measures, employee absenteeism, and as a consequence of the decline in demand by restaurants and other foodservice businesses. We have not experienced a material impact from a plant closure and our facilities have been exempt from government closure orders.
•Demand for our products. In early 2021, COVID-19 continued to affect demand for our products. In our U.S. and Mexico businesses, demand for parts and whole-birds (typically bound for restaurants) and prepared foods (distributed, in part, to schools) declined, while our U.K. and Europe business, which is more retail focused, generally saw less of an impact. In an effort to counter the adverse effects of COVID-19, we have transitioned, where commercially reasonable and possible to do so, our business operations to be in the best position to supply COVID-19 market demands. Those efforts included transferring live supply to case ready, shifting production form and mix from foodservice to retail, increasing capacity utilization of retail packaging equipment, and analyzing export positions. However, as global vaccination levels increased and governmental restrictions eased, we noted the trend towards pre-pandemic levels of demand at retail grocery stores and restaurants.
•Liquidity. Our liquidity position is strong and we took additional measures in 2020 to increase liquidity to prepare for the challenging environment.
•Foreign currency exchange rates and commodity prices. During the year ended December 25, 2022, we experienced increased volatility in foreign currency exchange rates and commodity prices.

•CARES Act. On March 27, 2020, the U.S. government enacted the CARES Act, which included modifications to the limitation on business interest expense and net operating loss provisions, and provided a payment delay of employer payroll taxes during 2020 after the date of enactment. We delayed the payment of $52 million in employer payroll taxes otherwise due in 2020. The first 50% was paid on December 31, 2021 and the remaining 50% was paid on December 31, 2022.
Raw Materials
Our profitability is materially affected by the commodity prices of feed ingredients and chicken. Our U.S. and Mexico reportable segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe reportable segment uses wheat, soybean meal and barley as the main ingredients for feed production.
During 2022, average chicken market prices were higher throughout the first half of the year before declining and settling below the five-year average by the end of the year. Supply grew at mild rates in the first half of 2022; however, production was impacted by poor hatchability that restricted further growth. During this time, stable demand and low amounts of chicken in cold storage led to higher chicken market pricing, which maintained historically high levels throughout the first half of 2022.
During the third quarter of 2022, chicken production grew materially primarily due to increased head counts. Growth in head counts resulted from consistent industry growth in egg sets relative to prior year levels and further aided by year-over-year improvements in hatchability. Although foodservice and retail dollar sales continued to grow, volume growth slowed in foodservice and retail volumes were stagnant. The slower volume growth and sustained supply growth in the third quarter exacerbated the normal seasonal pricing declines. The fourth quarter of 2022 showed considerable supply growth as increased average liveweights added incremental growth on already increasing head counts. With only mild improvements in retail and foodservice, volume demand growth was not able to match the pace of increased availability of chicken. The result was rapidly growing cold storage chicken inventories and commodity chicken pricing levels near the bottom of the five-year average range at the end of 2022.
In the first three quarters of 2022, the U.K. chicken market saw unprecedented cost increases in feed ingredients, utilities and labor. During the fourth quarter, the U.K. chicken market started to see stabilization of this inflation across all input costs. Through our current customer models and additional negotiations we were able to offset the majority of these cost increases throughout the year. We continue to focus on managing costs, including labor and yield efficiencies, agricultural performance and increasing operational efficiency through investments in capital projects.
Commodity prices for chicken in Mexico increased during 2022 and remained well above prices from the prior year. The increase is primarily from increased demand that outpaced supply. The cost to produce also increased from the prior year due to significant increases in corn and soy, the two main ingredients used for feed in Mexico, as well as cost increases from purchasing eggs from outside sources to replace egg loss from avian influenza.
While commodity market prices for chicken products declined, prices for 2023 will depend on (1) the evolution of foodservice, retail and export meat demand and (2) factors such as government regulation, the ongoing Russia-Ukraine war, further spread of avian influenza both domestically and abroad, uncertainty surrounding the general economy and overall protein supply.
U.K. market prices for pork products during 2022 recovered from the 2021 down slope and increased 44% over the course of the year. This was supported by recovery in the E.U. market as well as clearing pig backlogs which had arisen from labor shortages in abattoirs. Despite pig price recovery, the cost of production continued to exceed market prices, with pig farmers experiencing losses of well above £50 per pig in the first half of 2022. Although, the continuing price recovery reduced the pig farmer losses to less than £20 per pig by the end of the year. Input costs for feed and energy in the U.K. increased during the year consistent with global market conditions, albeit with the energy price growth capped in Q4 due to the U.K. government intervention, with the recovery of inflation through retailers a key area of focus throughout the year.
Sustainability
We believe sustainability involves continuously improving social responsibility, economic viability and environmental stewardship. We are committed to helping society meet the global challenge of feeding a growing population in a responsible matter.
Environmental Stewardship. We were the first major meat and poultry company in the world to set a net zero greenhouse gas emissions target by 2040, demonstrating our leadership and dedication to improving the efficiency of our operations and supporting producers to reduce our environmental footprint. In support of this initiative, in April 2021, we issued $1.0 billion of sustainability-linked bonds, which require us to reduce our Scope 1 and 2 global greenhouse gas emissions intensity by 30% by 2030.
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
Governance. To cultivate discipline and drive accountability for Sustainability related matters, a series of key performance indicators have been established to evaluate and monitor progress. These performance indicators are linked with compensation for both senior executive and plant level personnel. As part of our business management processes, progress against these metrics are reviewed at least monthly. In addition, the Board of Directors has formed a Sustainability Committee to provide oversight and counsel on strategies, policies, and investments to reduce the impact of climate change.
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
Results of Operations
2022 Compared to 2021
Net sales. Net sales for 2022 increased $2.7 billion, or 18.2%, from $14.8 billion generated in 2021 to $17.5 billion generated in 2022. The following table provides additional information regarding net sales:

		Change from 2021
Sources of net sales	2022	Amount	Percent
	(In thousands, except percent data)
U.S.	$10,748,350	$1,634,471	17.9%
U.K. and Europe	4,874,738	940,676	23.9%
Mexico	1,845,289	115,772	6.7%
Total net sales	$17,468,377	$2,690,919	18.2%
U.S. Reportable Segment. U.S. net sales generated in 2022 increased $1.6 billion, or 17.9%, from U.S. net sales generated in 2021 primarily because of an increase in net sales per pound, contributing $1.7 billion, or 18.2 percentage points, to the increase in net sales. Unit sales prices have increased during 2022 as we attempted to recover increased costs, primarily for feed ingredients, energy, transportation and packaging materials, that we have incurred in growing and processing chicken. This increase in net sales per pound was partially offset by a slight decrease in sales volume of $21.7 million, or 0.2 percentage points.
U.K. and Europe Reportable Segment. U.K. and Europe sales generated in 2022 increased $940.7 million, or 23.9%, from U.K. and Europe sales generated in 2021, primarily from an increase in net sales per pound and an increase in sales volume of $867.9 million, or 22.1 percentage points, and $629.6 million, or 16.0 percentage points, respectively. The increase in net sales per pound was driven by price increases necessary to recover increased feed ingredients, labor, utilities and other operating costs. The increase in sales volume is primarily from the prior year acquisition of our PFM operations. The increases in net sales per pound and sales volumes were partially offset by the unfavorable impact of foreign currency translation of $556.8 million, or 14.2 percentage points, and a decrease in sales volume of $89.7 million, or 2.2 percentage points from the legacy businesses.
Mexico Reportable Segment. Mexico sales generated in 2022 increased $115.8 million, or 6.7%, from Mexico sales generated in 2021 primarily because of an increase in net sales per pound and the favorable impact of foreign currency remeasurement, partially offset by a decrease in sales volume. The increase in net sales per pound and the impact of the favorable impact of foreign currency remeasurement contributed $203.9 million, or 11.8 percentage points, and $12.6 million, or 0.7 percentage points, respectively, to the increase in net sales. The increase in net sales per pound was primarily due to demand driving up commodity chicken prices. Partially offsetting these increases in net sales was a decrease in sales volume of $100.7 million, or 5.8 percentage points, due to negative impacts associated with bird disease to our live operations.
Gross profit. Gross profit increased by $446.0 million, or 32.7%, from $1.4 billion generated in 2021 to $1.8 billion generated in 2022. The following tables provide gross profit information:

		Change from 2021		Percent of Net Sales
Components of gross profit	2022	Amount	Percent	2022	2021
	(In thousands, except percent data)
Net sales	$17,468,377	$2,690,919	18.2%	100.0%	100.0%
Cost of sales	15,656,574	2,244,943	16.7%	89.6%	90.8%
Gross profit	$1,811,803	$445,976	32.7%	10.4%	9.2%

Sources of gross profit	2022	Change from 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,435,905	$509,985	55.1%
U.K. and Europe	240,672	76,448	46.6%
Mexico	135,172	(140,457)	(51.0)%
Elimination	54	—	—%
Total gross profit	$1,811,803	$445,976	32.7%

Sources of cost of sales	2022	Change from 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$9,312,445	$1,124,486	13.7%
U.K. and Europe	4,634,066	864,228	22.9%
Mexico	1,710,117	256,229	17.6%
Elimination(a)	(54)	—	—%
Total cost of sales	$15,656,574	$2,244,943	16.7%
(a)Our Consolidated Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations in 2022 increased $1.1 billion, or 13.7%, from cost of sales incurred by our U.S. operations in 2021. Cost of sales increased primarily because of increased cost per pound sold of $1.1 billion, or 14.0 percentage points, partially offset by a slight decrease in sales volume of $19.5 million, or 0.2 percentage points. Included in the increase in cost per pound sold and increased sales volume was an $650.0 million increase in live input costs, a $150.7 million increase in payroll costs, a $148.1 million increase in prepared foods input costs, a $78.1 million increase in outside service costs primarily from increased outside processing labor, a $52.6 million increase in utilities costs and a $43.1 million increase in supplies costs. Included in the $650.0 million increase in live input costs were a $503.2 million increase in feed costs, $101.6 million increase in chick costs, and a $36.1 million increase in contract grower costs. Other factors affecting U.S. cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by the U.K. and Europe operations during 2022 increased $864.2 million, or 22.9%, from cost of sales incurred by the U.K. and Europe operations during 2021 primarily because of increases in cost per pound sold and sales volume of $845.7 million, or 22.5 percentage points, and $548.8 million, or 16.0% percentage points. The increase in cost per pound was driven by increased feed ingredients, labor, utilities and other operating costs. The increase in sales volume is primarily from the prior year acquisition of our PFM operations. Partially offsetting these increases was the favorable impact of foreign currency translation of $529.4 million, or 14.0 percentage points. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by the Mexico operations during 2022 increased $256.2 million, or 17.6%, from cost of sales incurred by the Mexico operations during 2021 primarily because of an increase in cost per pound sold and the unfavorable impact of foreign currency remeasurement of $328.8 million, or 22.6 percentage points, and $12.2 million, or 0.8 percentage points, respectively. The increase in cost per pound sold was primarily driven by increased feed ingredients, hatchery egg costs and packaging costs. Hatchery costs increased due to the cost to import eggs from outside sources to offset the impacts of bird disease in our live operations. Partially offsetting these increases in cost of sales was a decrease in sales volume of $84.8 million, or 5.8 percentage points. Other factors affecting cost of sales were individually immaterial.
Operating income. Operating income increased $965.4 million, or 457.2%, from $211.2 million generated for 2021 to $1.2 billion generated for 2022. The following tables provide operating income information:

		Change from 2021		Percent of Net Sales
Components of operating income	2022	Amount	Percent	2022	2021
	(In thousands, except percent data)
Gross profit	$1,811,803	$445,976	32.7%	10.4%	9.2%
SG&A expenses	604,742	(544,119)	(47.4)%	3.5%	7.8%
Restructuring activities	30,466	24,664	425.1%	0.2%	—%
Operating income	$1,176,595	$965,431	457.2%	6.7%	1.4%

		Change from 2021
Sources of operating income	2022	Amount	Percent
	(In thousands, except percent data)
U.S.	$1,094,025	$1,111,061	6,521.8%
U.K. and Europe	(934)	(307)	(49.0)%
Mexico	83,450	(145,323)	(63.5)%
Eliminations	54	—	—%
Total operating income	$1,176,595	$965,431	457.2%

Sources of SG&A expenses (defined below)	2022	Change from 2021
		Amount	Percent
	(In thousands, except percent data)
U.S.	$341,880	$(601,076)	(63.7)%
U.K. and Europe	211,140	52,091	32.8%
Mexico	51,722	4,866	10.4%
Total SG&A expense	$604,742	$(544,119)	(47.4)%

Sources of restructuring activities charges	2022	Change from 2021
		Amount	Percent
	(In thousands, except percent data)
U.K. and Europe	$30,466	$24,664	425.1%
U.S. Reportable Segment. Selling, general and administrative (“SG&A”) expense incurred by the U.S. operations during 2022 decreased $601.1 million, or 63.7%, from SG&A expense incurred by the U.S. operations during 2021 primarily from a net decrease in the recognition of legal settlements of $622.1 million. Also contributing to the net decrease in SG&A expense was a net decrease in acquisition costs, partially offset by increases in employee relation costs, incentive compensation costs, and consulting fees. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by the U.K. and Europe operations during 2022 increased $52.1 million, or 32.8%, from SG&A expense incurred by the U.K. and Europe operations during 2021 primarily because of expenses incurred by the acquired PFM operations and an increase in SG&A expense incurred from our legacy U.K. and Europe operations. The increase in SG&A expense in our legacy U.K. and Europe was mainly due to increased advertising costs, increased payroll costs, and an increase in contract labor services. Other factors affecting SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by the Mexico operations during 2022 increased $4.9 million, or 10.4%, from SG&A expense incurred by the Mexico operations during 2021. SG&A expense increased primarily from increased marketing costs and payroll-related costs. Factors affecting SG&A expense were individually immaterial.
Interest expense. Consolidated interest expense increased 4.7% to $152.7 million in 2022 from $145.8 million in 2021, primarily due to an increase in interest expense on outstanding borrowings of $27.3 million. This increase in interest expense on outstanding borrowings was primarily due to the impacts of the September 2021 issuance of $900.0 million of bonds for the PFM acquisition and the increase in variable rate debt interest expense, partially offset by the impact of $24.7 million loss on early extinguishment of debt recognized in 2021. As a percent of net sales, interest expense in 2022 and 2021 was 0.9% and 1.0%, respectively.
Income taxes. Our consolidated income tax expense in 2022 was $278.9 million, compared to income tax expense of $61.1 million in 2021. The increase in income tax expense in 2022 resulted from an increase in pre-tax income during 2022.
2021 Compared to 2020
For discussion of 2021 results of operations in comparison to 2020 results of operations, see the 2021 annual report on Form 10-K filed on February 18, 2022.
Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. The following table presents our available sources of liquidity as of December 25, 2022:

Sources of Liquidity(a)	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$434.8
Borrowing arrangements:
U.S. Credit Facility Revolving Note Payable(a)	800.0	—	765.0
U.S. Credit Facility Term Loans(b)	700.0	480.1	—
Mexico Credit Facility(c)	77.5	—	77.5
U.K. and Europe Revolver Facility(d)	124.5	—	124.5
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at December 25, 2022 totaled $35.0 million.
(b)For more information on the U.S. Credit Facility Term Loans, refer to “Note 13. Debt.”
(c)As of December 25, 2022, the U.S. dollar-equivalent of the amount available under the Mexican Credit Facility was $77.5 million ($1.5 billion Mexican pesos).
(d)As of December 25, 2022, the U.S. dollar-equivalent of the amount available under the U.K. and Europe Revolver Facility was $124.5 million (£150.0 million).
Historical Flow of Funds

	Year Ended
Cash Flows from Operating Activities	December 25, 2022	December 26, 2021
	(In millions)
Net income	$746.5	$31.3
Net noncash expenses	422.5	335.8
Changes in operating assets and liabilities:
Trade accounts and other receivables	(149.6)	(259.4)
Inventories	(472.2)	(177.9)
Prepaid expenses and other current assets	18.3	(53.8)
Accounts payable and accrued expenses	263.3	359.6
Income taxes	(142.5)	115.2
Long-term pension and other postretirement obligations	(4.1)	(18.5)
Other operating assets and liabilities	(12.3)	(5.8)
Cash provided by operating activities	$669.9	$326.5
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $422.5 million for the year ended December 25, 2022. Net noncash expense items included $403.1 million of depreciation and amortization, $21.3 million of deferred income tax expense, $7.0 million of stock-based compensation expense, loan cost amortization of $4.8 million, asset impairment of $3.6 million and accretion of bond discount of $1.7 million. Partially offsetting the net noncash expenses was an $18.9 million gain on property disposals. Other items affecting net noncash expenses were individually immaterial.

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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $149.6 million use of cash in 2022. The change in cash was primarily due to the timing of customer payments and the increase in sales prices. The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $259.4 million use of cash in 2021. The change in cash was primarily due to the timing of customer payments.
The change in inventories represented a $472.2 million use of cash in 2022. The change in cash resulted from an increase in our raw materials and work-in-process inventory values due to higher input costs. The change in inventories represented a $177.9 million use of cash in 2021. The change in cash resulted from an increase in our raw materials and work-in-process inventory.
The change in prepaid expenses and other current assets represented a $18.3 million source of cash in 2022. This change resulted primarily from a net decrease in value-added tax receivables and prepaid property insurance. The change in prepaid expenses and other current assets represented a $53.8 million use of cash in 2021. This change resulted primarily from a net increase in value-added tax receivables and prepaid property insurance.
Accounts payable and accrued expenses, including accounts payable to related parties, represented a $263.3 million source of cash in 2022. This change resulted primarily from the timing of payments as well as increased prices for feed ingredients, transportation and packaging materials. Accounts payable and accrued expenses, including accounts payable to related parties, represented a $359.6 million source of cash in 2021. This change resulted primarily from the timing of payments as well as increased prices for feed ingredients, transportation and packaging materials.
The change in income taxes, which includes income taxes receivables, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions and the tax components within accumulated other comprehensive loss, represented a $142.5 million use of cash in 2022. This change resulted primarily from the timing of estimated tax payments and higher profitability in 2022. The change in income taxes, which includes income taxes receivables, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions and the tax components within accumulated other comprehensive loss, represented a $115.2 million source of cash in 2021. This change resulted primarily from the timing of estimated tax payments.

	Year Ended
Cash Flows from Investing Activities	December 25, 2022	December 26, 2021
	(In millions)
Acquisitions of property, plant and equipment	$(487.1)	$(381.7)
Proceeds from property disposals	35.5	24.7
Proceeds from insurance recoveries	16.0	—
Purchase of acquired businesses, net of cash acquired	(9.7)	(966.8)
Cash used in investing activities	$(445.3)	$(1,323.7)
Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the years ended December 25, 2022 and December 26, 2021. Proceeds from property disposals were primarily for the sale of farms in Mexico. Proceeds from insurance recoveries reflects cash received on property insurance recoveries related to the Mayfield, Kentucky tornado that occurred in December 2021. Purchase of acquired businesses, net of cash acquired primarily represents a payment for a working capital adjustment related to the acquisitions of PFM and Randall Parker Foods.

	Year Ended
Cash Flows from Financing Activities	December 25, 2022	December 26, 2021
	(In millions)
Payments on revolving line of credit and long-term borrowings	$(388.3)	$(2,006.2)
Proceeds from revolving line of credit and long-term borrowings	362.5	2,951.7
Purchase of common stock under share repurchase program	(199.6)	—
Payment of capitalized loan costs	(4.7)	(22.3)
Distribution of equity under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	(2.0)	(0.7)
Payment on early extinguishment of debt	—	(21.3)
Cash provided by (used in) financing activities	$(232.0)	$901.3
Proceeds from revolving line of credit and long-term borrowings and payments on revolving line of credit and long-term borrowings are mainly due to borrowings and payments on our U.S. Credit Facility and Mexico Credit Facility. During 2022, 7.5 million shares were repurchased under the share repurchase program. The payment of capitalized loan costs relate to the consent solicitation of the 2031 and 2032 Senior Notes and the execution of a new U.K. revolving line of credit. The distribution of equity under the Tax Sharing Agreement is the 2021 distribution of equity that is paid in the first quarter of 2022. For further information on the share repurchase program, refer to Part II, Item 8, Notes to Consolidated Financial Statements, “Note 14. Stockholders’ Equity.”
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
Capital Expenditures
We anticipate spending between $400 million and $500 million on the acquisition of property, plant and equipment in 2023. Capital expenditures will primarily be incurred to grow our operations, improve efficiencies and to reduce costs. We expect to fund these capital expenditures with cash flow from operations and proceeds from the revolving lines of credit under our various debt facilities.
Contractual Obligations
In addition to our debt commitments at December 25, 2022, we had other commitments and contractual obligations that require us to make specified payments in the future. The following table summarizes the total amounts due as of December 25, 2022 under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations(a)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(b)	$3,230,078	$24,453	$50,625	$1,255,000	$1,900,000
Interest(c)	931,235	130,195	259,369	251,171	290,500
Finance leases	3,867	1,064	1,471	1,079	253
Operating leases	345,183	90,356	122,993	71,651	60,183
Derivative liabilities	18,917	18,917	—	—	—
Purchase obligations(d)	721,753	588,077	117,279	3,890	12,507
Total	$5,251,033	$853,062	$551,737	$1,582,791	$2,263,443
(a)The total amount of unrecognized tax benefits at December 25, 2022 was $27.6 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.
(b)Long-term debt is presented at face value and excludes $35.0 million in letters of credit outstanding related to normal business transactions.

(c)Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of December 25, 2022.
(d)Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
We expect cash flows from operations, combined with availability under the U.S. Credit Facility, the Mexico Credit Facility and the U.K. and Europe Credit Facility to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
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
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent), that the fair value of a reporting unit is less than the unit’s carrying amount (including goodwill). If management determines it is more likely than not that the carrying amount of a reporting unit goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting that is was not more likely than not that there was goodwill impairment in any of its reporting units as of December 25, 2022. However, management will be closely monitoring the performance of its reporting units within the U.K. and Europe for sustained declines in operating results that miss projected operating performance as it relates to possible future goodwill impairment indicators. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that an intangible asset is impaired. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, and quantitative analysis is performed. Management performed a qualitative analysis noting that it was not more likely than not that there was impairment for any of its indefinite-lived intangible assets as of December 25, 2022. Management will be closely monitoring the performance of its branded products within the U.K. and Europe for sustained declines in operating results as it relates to possible future impairment to those identifiable intangible assets.
Identifiable intangible assets with definite lives, such as customer relationships, non-compete agreements and trade names that we expect to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from three to 20 years for non-compete agreements and trade names and three to 16 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the year ended December 25, 2022 and year ended December 26, 2021.
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
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses (gains), (2) transaction costs related to business acquisitions, (3) expenses recognized for the DOJ agreement and litigation settlements, (4) restructuring activities losses, (5) Hometown Strong initiative expenses, (6) consumption of the PFM inventory fair value step-up increment, (7) property insurance recoveries on Mayfield tornado losses, (8) gain recognized on deconsolidation of a subsidiary and (9) net income attributable to noncontrolling interest. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

(Unaudited)	Year Ended
	December 25, 2022	December 26, 2021
	(In thousands)
Net income	$746,538	$31,268
Add:
Interest expense, net	143,644	139,736
Income tax expense	278,935	61,122
Depreciation and amortization	403,110	380,824
EBITDA	1,572,227	612,950
Add:
Foreign currency transaction losses (gains)	30,817	(9,382)
Transaction costs related to acquisitions	948	18,858
Expenses related to the DOJ agreement and litigation settlements	34,086	656,225
Restructuring activities losses	30,466	5,802
Hometown Strong commitment expenses	—	1,000
Consumption of Pilgrim’s Food Masters inventory fair value step-up increment	—	4,974
Minus:
Property insurance recoveries on Mayfield tornado losses	19,580	—
Gain recognized on deconsolidation of subsidiary	—	1,131
Net income attributable to noncontrolling interest	608	268
Adjusted EBITDA	$1,648,356	$1,289,028

Reconciliation of Adjusted Net Income
(Unaudited)

	Year Ended
	December 25, 2022	December 26, 2021
	(In thousands, except per share data)
Net income attributable to Pilgrim's	$745,930	$31,000
Adjustments:
Foreign currency transaction losses (gains)	30,817	(9,382)
Restructuring activities losses	30,466	5,802
Transaction costs related to acquisitions	948	18,858
DOJ agreement and litigation settlements	34,086	656,225
Hometown Strong commitment expenses	—	1,000
Consumption of Pilgrim’s Food Masters inventory fair value step-up increment	—	4,974
Loss on early extinguishment of debt recognized as a component of interest expense	—	24,654
Negative adjustment to the gain recognized on the bargain purchase of PPL	(19,580)	—
Gain recognized on deconsolidation of subsidiary	—	(1,131)
Net tax expense (benefit) of adjustments(a)	(19,115)	(174,619)
Adjusted net income attributable to Pilgrim's	$803,552	$557,381
Weighted average diluted shares of common stock outstanding	240,394	244,129
Adjusted net income attributable to Pilgrim's per common diluted share	$3.34	$2.28
(a)Net tax impact of adjustments represents the tax impact of all adjustments shown above with the exclusion of the DOJ agreement as this item is non-deductible for tax purposes.

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

	Year Ended December 25, 2022
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$4,536,861	$453,686
Feed ingredient inventory(b)	240,151	24,015
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases will have increased cost of sales for the year ended December 25, 2022.

(b)A 10% increase in ending feed ingredient prices would have increased inventories as of December 25, 2022.

	December 25, 2022
	Amount	Impact of 10% Increase to the Fair Value of Commodity Derivative Assets
	(In thousands)
Commodity derivative assets(a)	$42,651	$4,265
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of December 25, 2022.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $73.5 million as of December 25, 2022.
Variable-rate debt. Our variable-rate debt instruments represent approximately 15.2% of our total debt as of December 25, 2022. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 100 basis points would have increased our interest expense by an $7.2 million for the year ended December 25, 2022.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of December 25, 2022. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Year Ended December 25, 2022
	Impact of 10% Deterioration in Exchange Rate(a)	Impact of 10% Appreciation in Exchange Rate(b)
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(4,672)	$5,710
Exchange rate of Mexican pesos to the U.S. dollar:
As reported	19.37	19.37
Hypothetical 10% change	21.30	17.43
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
Net Assets. As of December 25, 2022, our U.K. and Europe subsidiaries that are denominated in the British pound had net assets of $2.6 billion. A 10% weakening in the British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our U.K. and Europe subsidiaries by $240.9 million. A 10% strengthening in the British pound against the U.S. dollar exchange rate would cause an increase in the net assets of our U.K. and Europe subsidiaries by $294.4 million.
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
Impact of Inflation
Our global operations were significantly impacted by inflation during 2022. Our global businesses negotiated with our customers to increase prices to mitigate the impacts of the increase in input costs such as feed ingredients, labor, utilities, freight and other input costs. Prior to 2022, inflation was significantly less impactful to our operations. We anticipate inflation in 2023 will be moderate compared to 2022 based on the monetary policy measures implemented in the jurisdictions in which we operate.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Pilgrim's Pride Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries (the Company) as of December 25, 2022 and December 26, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Evaluation of qualitative goodwill impairment assessment
As discussed in Notes 1 and 9 to the consolidated financial statements, the goodwill balance as of December 25, 2022 was $1.2 billion, of which $1.1 billion related to reporting units within the Company’s U.K. and Europe reportable segment. The Company performs qualitative or quantitative goodwill impairment assessments at least annually in the fourth quarter of each fiscal year or more frequently whenever circumstances indicate that the fair value of a reporting unit may be less than its carrying value. When a qualitative assessment is performed, the Company assesses relevant qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts.
We identified the evaluation of the Company’s qualitative goodwill impairment assessment of the goodwill related to the reporting units in the Company’s U.K. and Europe segment as a critical audit matter. A higher degree of subjective auditor judgment was required to evaluate the factors utilized by management in the Company’s qualitative goodwill impairment assessment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s qualitative goodwill impairment assessment, including the identification and assessment of the factors impacting the fair value of the reporting units. We evaluated the Company’s assessment of qualitative factors by:
•analyzing the reasonableness of macroeconomic, industry, and market conditions identified by the Company by assessing the relevance and reliability of the assumptions and data selected by the Company and comparing them to publicly available economic data
•assessing the reasonableness of forecasted financial performance of the reporting units based on historical results as well as the macroeconomic, industry and market conditions considered by the Company
In addition, we involved a valuation specialist with specialized skills and knowledge, who assisted in evaluating the overall financial performance of the reporting units by comparing current valuation multiples of the Company and the reporting units in the Company’s U.K. and Europe segment to comparable guideline companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Denver, Colorado
February 9, 2023

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 25, 2022	December 26, 2021
	(In thousands, except share and par value data)
Cash and cash equivalents	$400,988	$427,661
Restricted cash and cash equivalents	33,771	22,460
Trade accounts and other receivables, less allowance for credit losses	1,097,212	1,013,437
Accounts receivable from related parties	2,512	1,345
Inventories	1,990,184	1,575,658
Income taxes receivable	155,859	27,828
Prepaid expenses and other current assets	211,092	237,565
Total current assets	3,891,618	3,305,954
Deferred tax assets	1,969	5,314
Other long-lived assets	41,574	32,410
Operating lease assets, net	305,798	351,226
Intangible assets, net	846,020	963,243
Goodwill	1,227,944	1,337,252
Property, plant and equipment, net	2,940,846	2,917,806
Total assets	$9,255,769	$8,913,205

Accounts payable	$1,587,939	$1,378,077
Accounts payable to related parties	12,155	22,317
Revenue contract liabilities	34,486	22,321
Accrued expenses and other current liabilities	850,899	859,885
Income taxes payable	58,411	81,977
Current maturities of long-term debt	26,279	26,246
Total current liabilities	2,570,169	2,390,823
Noncurrent operating lease liabilities, less current maturities	230,701	271,366
Long-term debt, less current maturities	3,166,432	3,191,161
Deferred tax liabilities	364,184	369,185
Other long-term liabilities	71,007	101,736
Total liabilities	6,402,493	6,324,271

Common stock, $.01 par value, 800,000,000 shares authorized; 261,610,518 and 261,348,030 shares issued at year-end 2022 and year-end 2021, respectively; 236,469,365 and 243,675,522 shares outstanding at year-end 2022 and year-end 2021, respectively	2,617	2,614
Treasury stock, at cost, 25,141,153 shares at year-end 2022 and 17,672,508 shares at year-end 2021	(544,687)	(345,134)
Additional paid-in capital	1,969,833	1,964,028
Retained earnings	1,749,499	1,003,569
Accumulated other comprehensive loss	(336,448)	(47,997)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,840,814	2,577,080
Noncontrolling interest	12,462	11,854
Total stockholders’ equity	2,853,276	2,588,934
Total liabilities and stockholders’ equity	$9,255,769	$8,913,205
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands, except per share data)
Net sales	$17,468,377	$14,777,458	$12,091,901
Cost of sales	15,656,574	13,411,631	11,253,705
Gross profit	1,811,803	1,365,827	838,196
Selling, general and administrative expense	604,742	1,148,861	592,610
Restructuring activities	30,466	5,802	123
Operating income	1,176,595	211,164	245,463
Interest expense, net of capitalized interest	152,672	145,792	126,118
Interest income	(9,028)	(6,056)	(7,305)
Foreign currency transaction losses (gains)	30,817	(9,382)	760
Reduction in gain on bargain purchase	—	—	3,746
Miscellaneous, net	(23,339)	(11,580)	(39,681)
Income before income taxes	1,025,473	92,390	161,825
Income tax expense	278,935	61,122	66,755
Net income	746,538	31,268	95,070
Less: Net income attributable to noncontrolling interest	608	268	313
Net income attributable to Pilgrim’s Pride Corporation	$745,930	$31,000	$94,757

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	239,766	243,652	245,944
Effect of dilutive common stock equivalents	628	477	180
Diluted	240,394	244,129	246,124

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$3.11	$0.13	$0.39
Diluted	$3.10	$0.13	$0.39
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	Year Ended December 25, 2022	Year Ended December 26, 2021	Year Ended December 27, 2020
	(In thousands)
Net income	$746,538	$31,268	$95,070
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	(297,066)	(55,541)	83,890
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(2,915)	398	3,719
Income tax effect	—	22	160
Reclassification to net earnings for losses (gains) realized	4,142	(1,437)	(2,664)
Income tax effect	(24)	(157)	—
Available-for-sale securities
Gains (losses) arising during the period	(3)	—	73
Income tax effect	2	—	(18)
Reclassification to net earnings for gains realized	(17)	—	(73)
Income tax effect	4	—	18
Defined benefit plans
Gains (losses) realized during the period	8,505	35,122	(38,845)
Income tax effect	(2,122)	(7,524)	7,121
Reclassification to net earnings of losses realized	1,381	2,278	1,502
Income tax effect	(338)	(538)	(374)
Total other comprehensive income (loss), net of tax	(288,451)	(27,377)	54,509
Comprehensive income	458,087	3,891	149,579
Less: Comprehensive income attributable to noncontrolling interests	608	268	313
Comprehensive income attributable to Pilgrim's Pride Corporation	$457,479	$3,623	$149,266
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2019	261,119	$2,611	(11,547)	$(234,892)	$1,955,261	$877,812	$(75,129)	$10,397	$2,536,060
Comprehensive income:
Net income	—	—	—	—	—	94,757	—	313	95,070
Other comprehensive income, net of tax benefit of $6,907	—	—	—	—	—	—	54,509	—	54,509
Capital distribution under Tax Sharing Agreement between JBS USA Holdings and Pilgrim's Pride Corporation (the “TSA”)	—	—	—	—	(650)	—	—	—	(650)
Stock-based compensation plans:
Common stock issued under compensation plans	66	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	(276)	—	—	—	(276)
Common stock purchased under share repurchase program	—	—	(6,126)	(110,242)	—	—	—	—	(110,242)
Dissolution of subsidiary	—	—	—	—	—	—	—	876	876
Balance at December 27, 2020	261,185	$2,612	(17,673)	$(345,134)	$1,954,334	$972,569	$(20,620)	$11,586	$2,575,347
Comprehensive income:
Net income	—	—	—	—	—	31,000	—	268	31,268
Other comprehensive loss, net of tax expense of $8,197	—	—	—	—	—	—	(27,377)	—	(27,377)
Capital distribution under TSA	—	—	—	—	(1,961)	—	—	—	(1,961)
Stock-based compensation plans:
Common stock issued under compensation plans	162	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	11,657	—	—	—	11,657
Balance at December 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,964,028	$1,003,569	$(47,997)	$11,854	$2,588,934
Comprehensive income:
Net income	—	—	—	—	—	745,930	—	608	746,538
Other comprehensive loss, net of tax expense of $2,478	—	—	—	—	—	—	(288,451)	—	(288,451)
Capital distribution under TSA	—	—	—	—	(1,592)	—	—	—	(1,592)
Stock-based compensation plans:
Common stock issued under compensation plans	264	3	—	—	(3)	—	—	—	—
Requisite service period recognition	—	—	—	—	7,400	—	—	—	7,400
Common stock purchased under share repurchase program	—	—	(7,469)	(199,553)	—	—	—	—	(199,553)
Balance at December 25, 2022	261,611	$2,617	(25,142)	$(544,687)	$1,969,833	$1,749,499	$(336,448)	$12,462	$2,853,276
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
Cash flows from operating activities
Net income	$746,538	$31,268	$95,070
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	403,110	380,824	337,104
Deferred income tax expense (benefit)	21,295	(86,391)	37,337
Gain on property disposals	(18,908)	(1,476)	(13,766)
Stock-based compensation activity	6,985	11,655	(276)
Loan cost amortization	4,753	5,095	4,848
Asset impairment	3,559	—	—
Accretion of bond discount	1,717	1,533	982
Loss (gain) on equity method investments	(2)	(16)	291
Loss on early extinguishment of debt recognized as a component of interest expense	—	24,654	—
Amortization of bond premium	—	(167)	(668)
Gain on bargain purchase	—	—	3,746
Noncash gain on subsidiary dissolution	—	—	115
Changes in operating assets and liabilities
Trade accounts and other receivables	(149,599)	(259,377)	29,154
Inventories	(472,224)	(177,864)	26,041
Prepaid expenses and other current assets	18,264	(53,797)	(50,347)
Accounts payable and accrued expenses	263,288	359,589	295,327
Income taxes	(142,455)	115,216	(39,436)
Long-term pension and other postretirement obligations	(4,128)	(18,461)	(7,883)
Other operating assets and liabilities	(12,330)	(5,826)	6,608
Cash provided by operating activities	669,863	326,459	724,247
Cash flows from investing activities
Acquisitions of property, plant and equipment	(487,110)	(381,671)	(354,762)
Proceeds from property disposals	35,516	24,724	31,976
Proceeds from insurance recoveries	16,034	—	—
Purchase of acquired businesses, net of cash acquired	(9,692)	(966,766)	(4,216)
Cash used in investing activities	(445,252)	(1,323,713)	(327,002)
Cash flows from financing activities
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(388,299)	(2,006,195)	(430,988)
Proceeds from revolving line of credit and long-term borrowings	362,540	2,951,707	404,522
Purchase of common stock under share repurchase program	(199,553)	—	(110,242)
Payment of capitalized loan costs	(4,741)	(22,293)	—
Distribution of capital under the TSA	(1,961)	(650)	—
Payment on early extinguishment of debt	—	(21,258)	—
Cash provided by (used in) financing activities	(232,014)	901,311	(136,708)
Effect of exchange rate changes on cash and cash equivalents	(7,959)	(2,342)	7,292
Increase (decrease) in cash and cash equivalents	(15,362)	(98,285)	267,829
Cash and cash equivalents, restricted cash and restricted cash equivalents, beginning of year	450,121	548,406	280,577
Cash and cash equivalents, restricted cash and restricted cash equivalents, end of year	$434,759	$450,121	$548,406
Supplemental Disclosure Information
Interest paid (net of amount capitalized)	$156,292	$119,328	$130,641
Income taxes paid	385,585	20,863	51,710
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to over 120 countries. Our fresh products consist of refrigerated (nonfrozen) whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meat balls. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland.
Consolidated Financial Statements
The Company operates on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year.
On September 24, 2021, the Company acquired 100.0% of the equity of the Kerry Consumer Foods’ meats and meals businesses, collectively known as Pilgrim’s Food Masters (or “PFM”), for cash of £698.8 million, or $958.9 million. The acquired operations are included in the Company’s U.K. and Europe reportable segment. For the periods subsequent to September 24, 2021, the Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, including PFM. We eliminate all significant affiliate accounts and transactions upon consolidation.
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the (“U.S. GAAP”) using management’s best estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. Significant estimates made by the Company include the allowance for credit losses, reserves related to inventory obsolescence or valuation, useful lives of long-lived assets, goodwill, valuation of deferred tax assets, insurance accruals, valuation of pension and other postretirement benefits obligations, income tax accruals, certain derivative positions and valuations of acquired businesses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs are included in Selling, general and administrative (“SG&A”) expense and totaled $58.0 million, $32.4 million and $20.2 million for 2022, 2021 and 2020, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $12.5 million, $5.1 million and $5.4 million for 2022, 2021 and 2020, respectively.
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
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 25, 2022	December 26, 2021
	(In thousands)
Cash and cash equivalents	$400,988	$427,661
Restricted cash and restricted cash equivalents	33,771	22,460
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Consolidated Statements of Cash Flows	$434,759	$450,121
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
Accounts Receivable
The Company records accounts receivable when revenue is recognized. We record an allowance for expected credit losses, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for credit losses are based on historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of our customers’ financial condition. We write off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.
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
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent), that the fair value of a reporting unit is less than the unit’s carrying amount (including goodwill).. If management determines it is more likely than not that the carrying amount of a reporting unit goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting that is was not more likely than not that there was goodwill impairment in any of its reporting units as of December 25, 2022. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that an intangible asset is impaired. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, and quantitative analysis is performed. Management performed a qualitative analysis noting that it was not more likely than not that there was impairment for any of its indefinite-lived intangible assets as of December 25, 2022.
Identifiable intangible assets with definite lives, such as customer relationships, non-compete agreements and trade names that the Company expects to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from three to 20 years for non-compete agreements and trade names and three to 18 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the years ended December 25, 2022 and December 26, 2021.
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
The Company deems its earnings from Mexico, Puerto Rico, the U.K., the Republic of Ireland, France, the Netherlands, Luxembourg and Malta as of December 25, 2022 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.
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
•Interest Rate Risk - The Company has exposure to variability in cash flows from interest payments due to the use of variable interest rates on certain long-term debt arrangements. The Company has purchased in the past an interest rate swap contract to convert the variable interest rate to a fixed interest rate on a portion of its outstanding long-term debt arrangements in order to manage this interest rate risk and add stability to interest expense and cash flows.
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
The Company has generally applied the NPNS exception for certain of its forward physical grain purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Consolidated Financial Statements at December 25, 2022 and December 26, 2021.
Undesignated contracts may include contracts not designated as a hedge or for which the NPNS exception was not elected, contracts that do not qualify for hedge accounting and derivatives that do not or no longer qualify for the NPNS scope exception. The fair value of these derivatives is recognized in the Consolidated Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of these derivatives are recognized immediately in the Consolidated Statements of Income within Net sales, Cost of sales or SG&A expense, depending on the risk they are intended to mitigate. While management believes these instruments help mitigate various market risks, they are not designated nor accounted for as hedges as a result of the extensive record keeping requirements.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We make significant estimates in regard to realization of deferred tax assets; valuation of long-lived assets; valuation of contingent liabilities, liabilities subject to compromise and self-insurance liabilities; and valuation of acquired businesses.
Recent Accounting Pronouncements Adopted in 2022
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
Recent Accounting Pronouncements Adopted in 2021
The Company adopted no accounting pronouncements in 2021.
Recent Accounting Pronouncements Not Yet Adopted as of December 25, 2022
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the application of current GAAP to existing contracts, hedging relationships and other transactions affected by reference rate reform. The new guidance will ease the transition to new reference rates by allowing entities to update contracts and hedging relationships without applying many of the contract modification requirements specific to those contracts. The provisions of the new guidance are effective beginning March 12, 2020, extending through December 31, 2022 with the option to apply the guidance at any point during that time period. In March 2021, the U.K. Financial Conduct Authority announced that the intended cessation date of USD LIBOR would be June 30, 2023. As a result, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which extends the sunset date of Reference Rate Reform (Topic 848) from December 31, 2022 to December 31, 2024. We currently have debt agreements that reference LIBOR and we will apply the new guidance as these contracts are modified to reference other rates. The Company does not expect implementation to have a material impact on our Condensed Consolidated Financial Statements.
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
2.    BUSINESS ACQUISITIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pilgrim’s Food Masters
On September 24, 2021, the Company acquired 100.0% of the equity of the Kerry Consumer Foods’ meats and meals businesses, collectively known as PFM, for cash of £698.8 million, or $958.9 million. The acquisition was funded with the Company’s recent senior notes offering and borrowings under the credit facility. The acquisition solidifies Pilgrim’s as a leading European food company. The specialty meats business is a leading manufacturer of branded and private label meats, meat snacks and food-to-go products in the U.K. and the Republic of Ireland. The ready meals business is a leading ethnic chilled and frozen ready meals business in the U.K. The acquired operations are included in the Company’s U.K. and Europe reportable segment.
Transaction costs incurred in conjunction with this acquisition were approximately $19.3 million. These costs were expensed as incurred and are reflected within SG&A expense in the Company’s Consolidated Statements of Income.
The results of operations of the acquired business since September 24, 2021 are included in the Company’s Consolidated Statements of Income. Net sales and net income generated by the acquired business during 2022 totaled $1.0 billion and $8.4 million, respectively.
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
The following unaudited pro forma information presents the combined financial results for the Company and PFM for 2022, 2021 and 2020 as if the acquisition had been completed at the beginning of 2020:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022	2021	2020
	(In thousands, except per share amounts)
Net sales	$17,468,377	$15,442,724	$13,023,345
Net income attributable to Pilgrim's Pride Corporation	746,599	19,389	92,991
Net income attributable to Pilgrim's Pride Corporation per common share - diluted	$3.11	$0.08	$0.38
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
Randall Parker Foods Limited
On November 12, 2021, the Company acquired 100.0% of the equity of Randall Parker Foods Limited and its subsidiaries (together “RPF”) from several sellers for £10.0 million, or $13.4 million. The acquisition was funded with cash on hand. Transaction costs were immaterial, these costs were expensed as incurred and are reflected within SG&A expense in the Company’s Consolidated Statements of Income. The acquired operations include lamb processing and retail packaging operations and will connect the Company’s existing lamb supply chain, bringing its farmers and customers closer together. The RPF operations are included in the Company’s U.K. and Europe reportable segment.
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

Disaggregated Revenue
Revenue has been disaggregated into the following categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 25, 2022
	Fresh	Prepared	Export	Other	Total
	(In thousands)
U.S.	$8,624,421	$1,107,734	$552,823	$463,372	$10,748,350
U.K. and Europe	908,882	3,104,347	712,685	148,824	4,874,738
Mexico	1,587,809	167,589	—	89,891	1,845,289
Total net sales	$11,121,112	$4,379,670	$1,265,508	$702,087	$17,468,377

	Year Ended December 26, 2021
	Fresh	Prepared	Export	Other	Total
	(In thousands)
U.S.	$7,264,448	$898,614	$459,371	$491,446	$9,113,879
U.K. and Europe	1,151,330	2,214,180	458,588	109,964	3,934,062
Mexico	1,515,453	128,208	—	85,856	1,729,517
Total	$9,931,231	$3,241,002	$917,959	$687,266	$14,777,458

	Year Ended December 27, 2020
	Fresh	Prepared	Export	Other	Total
	(In thousands)
U.S.	$6,137,264	$714,563	$306,478	$337,712	$7,496,017
U.K. and Europe	1,594,373	1,237,486	297,414	145,019	3,274,292
Mexico	1,210,952	66,572	—	44,068	1,321,592
Total	$8,942,589	$2,018,621	$603,892	$526,799	$12,091,901
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
Changes in the revenue contract liability balances for the years ended December 25, 2022 and December 26, 2021 were as follows:

	December 25, 2022	December 26, 2021
	(In thousands)
Balance, beginning of year	$22,321	$65,918
Revenue recognized	(19,712)	(60,764)
Cash received, excluding amounts recognized as revenue during the period	31,877	17,167
Balance, end of year	$34,486	$22,321
4.    LEASES
The Company is party to operating lease agreements for warehouses, office space, vehicle maintenance facilities and livestock growing farms in the U.S., distribution centers, hatcheries and office space in Mexico and farms, processing facilities and office space in the U.K. and Europe. Additionally, the Company leases equipment, over-the-road transportation vehicles

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and other assets in all three reportable segments. The Company is also party to a limited number of finance lease agreements in the U.S.
The Company’s leases have remaining lease terms of less than one year to 18 years, some of which may include options to extend the lease for up to ten years and some of which may include options to terminate the lease within one year. The exercise of options to extend lease terms is at the Company’s sole discretion. Certain leases also include options to purchase the leased property.
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
The following table presents components of lease expense (in thousands). Operating lease cost, finance lease amortization and finance lease interest are respectively included in Cost of sales, SG&A expense and Interest expense, net of capitalized interest in the Consolidated Statements of Income.

	For the Year Ended
	December 25, 2022	December 26, 2021
Operating lease cost(a)	$98,353	$93,024
Amortization of finance lease assets	472	745
Interest on finance leases	132	128
Short-term lease cost	77,100	63,588
Variable lease cost	4,102	4,490
Net lease cost	$180,159	$161,975
(a)Sublease income is immaterial and not included in operating lease costs.
The weighted-average remaining lease term and discount rate for lease liabilities included in our Consolidated Balance Sheets are as follows:

	December 25, 2022	December 26, 2021
Weighted-average remaining lease term (years):
Operating leases	5.80	6.07
Finance leases	4.52	5.32
Weighted-average discount rate:
Operating leases	4.00%	3.92%
Finance leases	3.19%	3.32%
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended
	December 25, 2022	December 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$69,349	$77,113
Operating cash flows - finance leases	132	124
Financing cash flows - finance leases	924	76
Operating lease assets obtained in exchange for operating lease liabilities	$56,988	$144,028
Finance lease assets obtained in exchange for finance lease liabilities	—	3,527
Future minimum lease payments under noncancelable leases as of December 25, 2022 are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Leases	Finance Leases
For the fiscal years ending December:
2023	$90,356	$1,064
2024	67,082	908
2025	55,911	563
2026	41,955	553
2027	29,697	526
Thereafter	60,182	253
Total future minimum lease payments	345,183	3,867
Less: imputed interest	(35,260)	(243)
Present value of lease liabilities	$309,923	$3,624
Lease liabilities are included in our Consolidated Balance Sheets as follows (in thousands):

	December 25, 2022		December 26, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Accrued expenses and other current liabilities	$79,222	$—	$82,947	$—
Current maturities of long-term debt	—	966	—	930
Noncurrent operating lease liability, less current maturities	230,701	—	271,366	—
Long-term debt, less current maturities	—	2,658	—	3,618
Total lease liabilities	$309,923	$3,624	$354,313	$4,548
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
The Company has exposure to variability in cash flows from interest payments due to the use of variable interest rates on certain long-term debt arrangements in the U.S. reportable segment. The Company has purchased an interest rate swap contract to convert the variable interest rate to a fixed interest rate on a portion of its outstanding long-term debt arrangements in order to manage this interest rate risk and add stability to interest expense and cash flows. There is not an outstanding interest rate swap contract at the end of the reporting year because this interest rate contract expired during the second quarter.
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
Undesignated contracts may include contracts not designated as a hedge or for which the normal purchase normal sales (“NPNS”) exception was not elected, contracts that do not qualify for hedge accounting and derivatives that do not or no longer qualify for the NPNS scope exception. The fair value of each of these derivatives is recognized in the Consolidated Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of each derivative are recognized immediately in the Consolidated Statements of Income within Net sales, Cost of sales, SG&A expense, or Foreign currency transaction losses (gains) depending on the risk the derivative is intended to mitigate. While management believes these instruments help mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive record keeping requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	December 25, 2022	December 26, 2021
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$17,922	$17,567
Commodity derivative liabilities	(9,042)	(14,119)
Foreign currency derivative assets	555	518
Foreign currency derivative liabilities	(6,170)	(4,958)
Interest rate swap derivative liabilities	—	(98)
Sales contract derivative liabilities	(3,705)	(12,691)
Cash collateral posted with brokers(a)	33,771	22,459
Derivatives Coverage(b):
Corn	14.4%	6.6%
Soybean meal	10.1%	11.8%
Period through which stated percent of needs are covered:
Corn	December 2023	December 2022
Soybean meal	December 2023	December 2022
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
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Type of Contract (a)	December 25, 2022	December 26, 2021	December 27, 2020	Affected Line Item in the Consolidated Statements of Income
Foreign currency derivatives gain (loss)	$(35,586)	$12,806	$(6,637)	Foreign currency transaction losses (gains)
Commodity derivative gain (loss)	53,899	50,404	47,554	Cost of sales
Sales contract derivative gain (loss)	8,985	(12,691)	(209)	Net sales
Total	$27,298	$50,519	$40,708
(a)Amounts in parentheses represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Loss
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
Foreign currency derivatives	$1,719	$471	$4,514
Interest rate swap derivatives	98	(88)	(850)
Total	$1,817	$383	$3,664

	Gain (Loss) Reclassified from AOCL into Income
	December 25, 2022			December 26, 2021
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$17,468,377	$15,656,574	$152,672	$14,777,458	$13,411,631	$145,792
Impact from cash flow hedging instruments:
Interest rates swap derivatives	—	—	98	—	—	631
Foreign currency derivatives	(3,194)	851	—	1,372	(55)	—
(a)Amounts represent income (expenses) related to net sales.
(b)Amounts represent expenses (income) related to cost of sales and interest expense.
As of December 25, 2022, there were immaterial pre-tax deferred net losses on foreign currency derivatives recorded in AOCL that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months.. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
6.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables (including accounts receivable from related parties), less allowance for credit losses, consisted of the following:

	December 25, 2022	December 26, 2021
	(In thousands)
Trade accounts receivable	$984,332	$947,697
Notes receivable	33,477	18,697
Other receivables	88,962	56,716
Receivables, gross	1,106,771	1,023,110
Allowance for credit losses	(9,559)	(9,673)
Receivables, net	$1,097,212	$1,013,437

Accounts receivable from related parties(a)	$2,512	$1,345
(a)Additional information regarding accounts receivable from related parties is included in “Note 19. Related Party Transactions.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    INVENTORIES
    Inventories consisted of the following:

	December 25, 2022	December 26, 2021
	(In thousands)
Raw materials and work-in-process	$1,204,092	$1,044,739
Finished products	596,375	379,705
Operating supplies	95,367	76,590
Maintenance materials and parts	94,350	74,624
Total inventories	$1,990,184	$1,575,658
8.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:
The following table summarizes our investments in available-for-sale securities accounted for as cash equivalents:

	December 25, 2022		December 26, 2021
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Fixed income securities	$167,366	$167,430	$48,851	$48,851
Gross realized gains during 2022 and 2021 related to the Company’s available-for-sale securities totaled $7.1 million and $5.4 million, respectively, while gross realized losses were immaterial. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during 2022 and 2021 that have been included in accumulated other comprehensive loss and the net amount of gains and losses reclassified out of accumulated other comprehensive loss to earnings during 2022 and 2021 are disclosed in “Note 14. Stockholders’ Equity.”
9.    GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by reportable segment for the years ended December 25, 2022 and December 26, 2021 were as follows:

	December 26, 2021	Additions	Currency Translation	December 25, 2022
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	1,167,512	5,401	(114,709)	1,058,204
Mexico	127,804	—	—	127,804
Total	$1,337,252	$5,401	$(114,709)	$1,227,944

	December 27, 2020	Additions	Currency Translation	December 26, 2021
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	835,505	350,364	(18,357)	1,167,512
Mexico	127,804	—	—	127,804
Total	$1,005,245	$350,364	$(18,357)	$1,337,252
Intangible assets consisted of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 26, 2021	Amortization	Disposals	Currency Translation	December 25, 2022
	(In thousands)
Carrying amount:
Trade names not subject to amortization	$609,713	$—	$—	$(60,689)	$549,024
Trade names subject to amortization	114,268	—	—	(2,211)	112,057
Customer relationships	455,459	—	—	(27,797)	427,662
Non-compete agreements	320	—	(320)	—	—
Accumulated amortization:
Trade names	(49,901)	(3,894)	—	87	(53,708)
Customer relationships	(166,296)	(29,844)	—	7,125	(189,015)
Non-compete agreements	(320)	—	320	—	—
Total	$963,243	$(33,738)	$—	$(83,485)	$846,020

	December 27, 2020	Additions	Amortization	Currency Translation	December 26, 2021
	(In thousands)
Carrying amount:
Trade names not subject to amortization	$405,240	$214,047	$—	$(9,574)	$609,713
Trade names subject to amortization	78,343	36,825	—	(900)	114,268
Customer relationships	297,062	164,285	—	(5,888)	455,459
Non-compete agreements	320	—	—	—	320
Accumulated amortization:
Trade names	(47,486)	—	(2,409)	(6)	(49,901)
Customer relationships	(143,246)	—	(23,963)	913	(166,296)
Non-compete agreements	(320)	—	—	—	(320)
Total	$589,913	$415,157	$(26,372)	$(15,455)	$963,243
For additional information regarding the additions in above tables, refer to “Note 2. Business Acquisitions.”
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
Non-compete agreements	3 years
The Company recognized amortization expense related to intangible assets of $33.7 million in 2022, $26.4 million in 2021 and $22.7 million in 2020.
The Company expects to recognize amortization expense associated with intangible assets of $30.8 million in 2023, $30.8 million in 2024, $30.8 million in 2025, $30.8 million in 2026 and $24.1 million in 2027.
As of December 25, 2022, the Company assessed qualitative factors to determine if it was necessary to perform quantitative impairment tests related to the carrying amounts of its goodwill or its intangible assets not subject to amortization. Based on these assessments, the Company determined that it was not necessary to perform quantitative impairment tests related to the carrying amount of its goodwill nor its intangible assets not subject to amortization at that date.
As of December 25, 2022, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its intangible assets subject to amortization at that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment (“PP&E”), net consisted of the following:

	December 25, 2022	December 26, 2021
	(In thousands)
Land	$263,494	$260,079
Buildings	2,065,042	2,043,034
Machinery and equipment	3,651,464	3,594,482
Autos and trucks	77,865	76,710
Finance lease assets	5,710	5,710
Construction-in-progress	358,819	229,837
PP&E, gross	6,422,394	6,209,852
Accumulated depreciation	(3,481,548)	(3,292,046)
PP&E, net	$2,940,846	$2,917,806
The Company recognized depreciation expense of $369.4 million, $354.4 million and $314.4 million during 2022, 2021 and 2020, respectively.
During 2022, the Company spent $487.1 million on capital projects and transferred $354.2 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures were primarily incurred during 2022 to improve operational efficiencies and reduce costs. During 2021, the Company spent $381.7 million on capital projects and transferred $421.9 million of completed projects from construction-in-progress to depreciable assets.
During 2022, the Company sold certain PP&E for $35.5 million and recognized a gain of $18.9 million. PP&E sold in 2022 consisted of a farm in Mexico and other miscellaneous equipment. During 2021, the Company sold certain PP&E for $24.7 million and recognized a gain of $1.5 million. PP&E sold in 2021 consisted of a broiler farm in Mexico, two processing plants within the U.K. and other miscellaneous equipment.
The Company has closed or idled various facilities in the U.S. and the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of December 25, 2022, the carrying amount of these idled assets was $30.6 million based on depreciable value of $168.2 million and accumulated depreciation of $137.6 million. During 2022, the Company recognized an impairment loss on PP&E of $3.6 million incurred as a result of planned restructuring activities. Additional information regarding restructuring activities is included in “Note 18. Restructuring-Related Activities.”
As of December 25, 2022, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.    CURRENT LIABILITIES
    Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 25, 2022	December 26, 2021
	(In thousands)
Accounts payable
Trade accounts	$1,476,552	$1,273,297
Book overdrafts	93,800	77,139
Other payables	17,587	27,641
Total accounts payable	1,587,939	1,378,077
Accounts payable to related parties(a)	12,155	22,317
Revenue contract liabilities(b)	34,486	22,321
Accrued expenses and other current liabilities
Compensation and benefits	258,098	224,368
Litigation settlements	99,230	172,440
Current maturities of operating lease liabilities(c)	79,222	82,947
Insurance and self-insured claims	72,453	64,697
Accrued sales rebates	55,002	35,613
Taxes	33,550	68,163
Interest and debt-related fees	32,433	31,810
Derivative liabilities(d)	18,917	31,866
Other accrued expenses	201,994	147,981
Total accrued expenses and other current liabilities	850,899	859,885
Total current liabilities	$2,485,479	$2,282,600
(a)Additional information regarding accounts payable to related parties is included in “Note 19. Related Party Transactions.”
(b)Additional information regarding revenue contract liabilities is included in “Note 3. Revenue Recognition.”
(c)Additional information regarding current maturities of operating lease liabilities is included in “Note 4. Leases.”
(d)Additional information regarding derivative liabilities is included in “Note 5. Derivative Financial Instruments.”
12.    INCOME TAXES
Income (loss) before income taxes by jurisdiction is as follows:

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
U.S.	$928,709	$(141,940)	$(27,095)
Foreign	96,764	234,330	188,920
Total	$1,025,473	$92,390	$161,825
The components of income tax expense (benefit) are set forth below:

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
Current:
Federal	$169,660	$22,591	$(8,800)
Foreign	52,995	115,772	28,985
State and other	34,985	9,150	9,234
Total current	257,640	147,513	29,419
Deferred:
Federal	14,654	(52,147)	13,864
Foreign	5,694	(16,225)	19,622
State and other	947	(18,019)	3,850
Total deferred	21,295	(86,391)	37,336
Total	$278,935	$61,122	$66,755
The effective tax rate for 2022 was 27.2% compared to 66.2% for 2021 and 41.2% for 2020.
The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Federal income tax rate	21.0%	21.0%	21.0%
State tax rate, net	3.2	(4.5)	6.7
Global intangible low-taxed income	—	—	(7.3)
DOJ agreement	—	—	14.3
Mexico tax audit	3.8	—	—
Intercompany financing	(1.9)	(14.1)	(9.5)
Permanent items	(0.9)	1.7	1.2
Difference in U.S. statutory tax rate and foreign country effective tax rate	1.2	22.3	5.4
Rate change	(0.9)	26.6	5.2
Foreign currency translation	(0.9)	10.6	3.0
Tax credits	(0.4)	(4.1)	(1.4)
Change in reserve for unrecognized tax benefits	(0.4)	7.3	0.3
Change in valuation allowance	2.8	(0.2)	1.2
Other	0.6	(0.4)	1.1
Total	27.2%	66.2%	41.2%
Included in the Mexico tax audit is an increase of 3.8% in the effective tax rate related to the Mexican tax authority’s claim that Avicola Pilgrim’s Pride de Mexico, S.A. de C.V. should have considered dividends paid out of its subsidiaries as partially taxable in tax years 2009 and 2010. The amount was recorded during the year ended December 25, 2022. Included in the change in reserve for unrecognized tax benefits is an increase of 7.0% in the effective tax rate related to interest deductions in the U.K. for tax years 2017 through 2021. The amount was recorded during the year ended December 26, 2021.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 25, 2022	December 26, 2021
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$547,113	$518,641
Inventories	99,889	26,590
Insurance claims and losses	—	33,416
Incentive compensation	11,138	11,444
Operating lease assets	76,914	88,028
Other	7,867	11,373
Total deferred tax liabilities	742,921	689,492
Deferred tax assets:
U.S. net operating losses	12,297	2,693
Foreign net operating losses	53,801	53,227
Credit carry forwards	18,102	19,026
Allowance for credit losses	9,197	6,996
Accrued liabilities	127,714	103,482
Workers’ compensation	4,192	37,681
Pension and other postretirement benefits	3,351	28,083
Operating lease liabilities	76,914	88,028
Advance payments	68,361	—
Interest expense limitations	37,353	—
Other	33,785	10,666
Total deferred tax assets	445,067	349,882
Valuation allowance	(64,361)	(24,261)
Net deferred tax assets	380,706	325,621
Net deferred tax liabilities	$362,215	$363,871
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
As of December 25, 2022, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and foreign net deferred tax assets are more likely than not to be realized. As of December 25, 2022, the Company’s valuation allowance is $64.4 million, of which $3.9 million relates to Moy Park operations, $6.9 million relates to PPL operations, $0.4 million relates to Mexico operations, $30.5 million relates to Onix Investments UK Limited, an indirect subsidiary of Pilgrim’s, $10 million relates to Puerto Rico operations, $11.8 million relates to U.S. foreign tax credits and $0.9 million relates to state net operating losses.
As of December 25, 2022, the Company had state net operating loss carry forwards of approximately $76.8 million that begin to expire in 2023. The Company also had Mexico net operating loss carry forwards as of December 25, 2022 of approximately $1.4 million that begin to expire in 2028. The Company also had U.K. net operating loss carry forwards as of December 25, 2022 of approximately $192.8 million that may be carried forward indefinitely.
As of December 25, 2022, the Company had approximately $6.1 million of state tax credit carry forwards that begin to expire in 2023.
For the years ended December 25, 2022 and December 26, 2021, there is a tax effect of $(2.5) million and $(8.2) million, respectively, reflected in other comprehensive loss.
For the years ended December 25, 2022 and December 26, 2021, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to stock-based compensation. See “Note 1. Business and Summary of Significant Accounting Policies” for additional information.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 25, 2022	December 26, 2021
	(In thousands)
Unrecognized tax benefits, beginning of year	$20,242	$13,271
Increase as a result of tax positions taken during the current year	—	6,472
Increase as a result of tax positions taken during prior years	13,950	1,156
Decrease for lapse in statute of limitations	(6,473)	(657)
Decrease for tax positions of prior years	(134)	—
Unrecognized tax benefits, end of year	$27,585	$20,242
Included in unrecognized tax benefits of $27.6 million as of December 25, 2022, was $0.9 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 25, 2022, the Company had recorded a liability of $3.2 million for interest and penalties. During 2022, accrued interest and penalty amounts related to uncertain tax positions increased by $2.9 million.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and several foreign locations including Mexico, the U.K. and the Republic of Ireland. With few exceptions, the Company is no longer subject to examinations by taxing authorities for years prior to 2018 in U.S. federal, state and local jurisdictions, for years prior to 2011 in Mexico, and for years prior to 2017 in the U.K.
As of July 27, 2020, JBS owns in excess of 80% of the outstanding common stock of Pilgrim’s. JBS USA Holdings has a federal tax election to file a consolidated tax return with subsidiaries in which it holds an ownership of at least 80%.
The Company has a tax sharing agreement with JBS USA Holdings effective for tax years beginning 2010. The net tax payable for year 2022 of $1.6 million was accrued in 2022 as a capital distribution and an account payable to a related party in our Consolidated Balance Sheet. The tax sharing agreement was updated during 2020 to consider the impact of Pilgrim’s joining the JBS consolidated tax return.
13.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	December 25, 2022	December 26, 2021
		(In thousands)
Senior notes payable at 3.50%	2032	$900,000	$900,000
Senior notes payable, net of discount of 4.25%	2031	991,692	990,691
Senior notes payable, net of discount at 5.875%	2027	846,582	845,866
U.S. Credit Facility (defined below)
Term note payable at 5.00%	2026	480,078	506,250
Revolving note payable at 4.33%	2026	—	—
U.K. and Europe Revolving Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE Rate plus 1.50%	2023	—	—
Secured loans with payables at weighted average of 3.34%	Various	—	3
Finance lease obligations	Various	3,624	4,548
Long-term debt		3,221,976	3,247,358
Less: Current maturities of long-term debt		(26,279)	(26,246)
Long-term debt, less current maturities		3,195,697	3,221,112
Less: Capitalized financing costs		(29,265)	(29,951)
Long-term debt, less current maturities, net of capitalized financing costs		$3,166,432	$3,191,161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum principal payments as of December 25, 2022 are as follows (in thousands):

For the fiscal years ending December:
2023	$24,453
2024	25,312
2025	25,313
2026	405,000
2027	850,000
U.S. Senior Notes
U.S. Senior Notes Due 2027
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
U.S. Senior Notes Due 2031
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
U.S. Senior Notes Due 2032
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The revolving loan commitment under the U.S. Credit Facility matures on August 9, 2026. All principal on the Term Loans is due at maturity on August 9, 2026. Installments of principal in amounts predetermined by CoBank, ACB are required to be made on a quarterly basis prior to the maturity date of the Term Loans beginning in January 2022. As of December 25, 2022, the Company had outstanding borrowings under the term loan commitment of $480.1 million. As of December 25, 2022, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $35.0 million and $765.0 million, respectively.
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
U.K. and Europe Revolving Facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “U.K. and Europe Revolver Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The U.K. and Europe Revolver Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the (1) current index interest rate, depending on the currency of the borrowing, plus (2) a margin, ranging from 1.25% to 2.00% based on leverage (as defined in the U.K. and Europe Revolver Facility). All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of December 25, 2022, both the U.S. dollar-equivalent loan commitment and borrowing availability were $124.5 million and there were no outstanding borrowings under this agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is $1.5 billion Mexican pesos and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.5%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of December 25, 2022, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility is $77.5 million. As of December 25, 2022, there were no outstanding borrowings under the Mexico Credit Facility.
14.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss during 2022 and 2021:

	2022
	Gains (Losses) Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Gains (Losses) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$27,241	$(2,365)	$(72,873)	$—	$(47,997)
Other comprehensive income (loss) before reclassifications	(297,066)	(1,718)	6,383	(1)	(292,402)
Amounts reclassified from accumulated other comprehensive loss to net income	—	4,118	1,043	(13)	5,148
Currency translation	—	(1,197)	—	—	(1,197)
Net current year other comprehensive income (loss)	(297,066)	1,203	7,426	(14)	(288,451)
Balance, end of year	$(269,825)	$(1,162)	$(65,447)	$(14)	$(336,448)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021
	Gains (Losses) Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Unrealized Holding Gains on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$82,782	$(1,191)	$(102,211)	$—	$(20,620)
Other comprehensive income (loss) before reclassifications	(55,541)	405	27,598	—	(27,538)
Amounts reclassified from accumulated other comprehensive loss to net income	—	(1,594)	1,740	—	146
Currency translation	—	15	—	—	15
Net current year other comprehensive income (loss)	(55,541)	(1,174)	29,338	—	(27,377)
Balance, end of year	$27,241	$(2,365)	$(72,873)	$—	$(47,997)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(a)		Affected Line Item in the Consolidated Statements of Income
	2022	2021
	(In thousands)
Realized gain (loss) on settlement of foreign currency derivatives classified as cash flow hedges	$(3,193)	$1,359	Net sales
Realized gain (loss) on settlement of foreign currency derivatives classified as cash flow hedge	(851)	709	Cost of sales
Realized loss on settlement of interest rate swap derivatives classified as cash flow hedges	(98)	(631)	Interest expense, net of capitalized interest
Realized gain on sale of securities	17	—	Interest income
Amortization of pension and other postretirement plan actuarial losses(b)	(1,381)	(2,278)	Miscellaneous, net
Total before tax	(5,506)	(841)
Tax expense	358	695
Total reclassification for the period	$(5,148)	$(146)
(a)Positive amounts represent income to the results of operations while amounts in parentheses represent expenses to the results of operations.
(b)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See “Note 15. Pension and Other Postretirement Benefits.”
Preferred Stock
The Company has authorized 50,000,000 shares of $0.01 par value preferred stock, although no shares have been issued and no shares are outstanding.
Share Repurchase Program and Treasury Stock
On October 31, 2018, the Company’s Board of Directors approved a $200.0 million share repurchase authorization. The Company repurchased shares through open market purchases. As of December 25, 2022, the Company repurchased approximately 6.3 million shares under this program with a market value of approximately $113.4 million. The Company accounted for the shares repurchased using the cost method. The Company currently plans to maintain these shares as treasury stock. This program expired on February 6, 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restrictions on Dividends
Both the U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. Additionally, the U.K. and Europe Revolver Facility prohibits MPH(E) and other Pilgrim’s entities located in the U.K. and Republic of Ireland to, among other things, make payments and distributions to the Company.
15.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund (together, the “U.K. Plans”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $30.9 million, $19.2 million and $17.4 million in 2022, 2021 and 2020, respectively.
The Company used a year-end measurement date of December 25, 2022 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
Qualified Defined Benefit Pension Plans
The Company sponsors four qualified defined benefit pension plans named the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”), the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan (the “Tulip Plan”) and the Geo Adams Group Pension Fund (the “Geo Adams Plan” and, together with the Tulip Plan, the “U.K. Plans”). The Union Plan covers certain locations or work groups within PPC. The GK Pension Plan covers certain eligible U.S. employees who were employed at locations that the Company purchased through its acquisition of Gold Kist in 2007. Participation in the GK Pension Plan was frozen as of February 8, 2007 for all participants with the exception of terminated vested participants who are or may become permanently and totally disabled. The plan was frozen for that group as of March 31, 2007. The U.K. Plans cover certain eligible active and former U.K. employees who were employed at locations that the Company purchased through its acquisition of Tulip in 2019. Participation in the Tulip Plan was frozen as of October 31, 2007 and participation in the Geo Adams Plan was frozen as of September 5, 2008.
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
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Change in projected benefit obligation	(In thousands)
Projected benefit obligation, beginning of year	$373,062	$404,194	$1,346	$1,593
Interest cost	6,777	5,763	23	18
Actuarial gains	(106,909)	(14,535)	(184)	(33)
Benefits paid	(12,867)	(13,483)	(16)	—
Curtailments and settlements	(5,053)	(6,714)	—	(232)
Currency translation gain	(18,863)	(2,163)	—	—
Projected benefit obligation, end of year	$236,147	$373,062	$1,169	$1,346

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Change in plan assets	(In thousands)
Fair value of plan assets, beginning of year	$326,409	$305,983	$—	$—
Actual return on plan assets	(89,479)	29,126	—	—
Contributions by employer	9,789	14,393	16	232
Benefits paid	(12,867)	(13,483)	(16)	—
Curtailments and settlements	(5,053)	(6,714)	—	(232)
Expenses paid from assets	(337)	(425)	—	—
Currency translation loss	(18,329)	(2,471)	—	—
Fair value of plan assets, end of year	$210,133	$326,409	$—	$—

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Funded status	(In thousands)
Unfunded benefit obligation, end of year	$(26,014)	$(46,653)	$(1,169)	$(1,346)

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Amounts recognized in the Consolidated Balance Sheets as of end of year	(In thousands)
Current liabilities	$(841)	$(6,063)	$(177)	$(157)
Long-term liabilities	(25,173)	(40,590)	(992)	(1,189)
Recognized liabilities	$(26,014)	$(46,653)	$(1,169)	$(1,346)

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Amounts recognized in accumulated other comprehensive loss at end of year	(In thousands)
Net actuarial loss (gain)	$48,121	$58,143	$(66)	$118
The accumulated benefit obligation for the Company’s defined benefit pension plans was $236.1 million and $373.1 million as of December 25, 2022 and December 26, 2021, respectively. Each of the Company’s defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets as of December 25, 2022 and December 26, 2021. As of December 25, 2022, the weighted average duration of our defined benefit obligation is 14.6 years.
Net Periodic Benefit Costs
Net benefit costs include the following components:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
	(In thousands)
Interest cost	$6,777	$5,763	$8,102	$23	$18	$36
Estimated return on plan assets	(10,298)	(10,562)	(13,071)	—	—	—
Settlement loss	1,591	2,313	3,371	—	21	7
Expenses paid from assets	337	425	735	—	—	—
Amortization of net loss	1,364	2,257	1,503	—	2	—
Amortization of past service cost	17	19	—	—	—	—
Net cost (income)	$(212)	$215	$640	$23	$41	$43
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Benefit obligation
Discount rate	5.04%	2.23%	1.83%	5.16%	2.38%	1.80%
Net pension and other postretirement cost
Discount rate	3.67%	2.08%	2.16%	2.38%	1.80%	2.77%
Expected return on plan assets	4.68%	3.53%	4.34%	NA	NA	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The discount rate assumptions used to determine future pension obligations at December 25, 2022 and December 26, 2021 were based on the Empower Above Mean Curve, which was designed by Empower to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The Empower Above Mean Curve represents a series of annual discount rates from bonds with an AA minimum average credit quality rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. The discount rate assumptions used to determine future pension obligations for the U.K. pension plans at December 25, 2022 and December 26, 2021 were based on corporate bond spot yield curves provided by Merrill Lynch. Merrill Lynch bases this calculation entirely on AA1-AA3 rated bonds. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of December 25, 2022 and December 26, 2021, the U.S. pension and other postretirement benefit plans used variations of the Pri-2012 mortality table. The MP-2021 and MP-2020 mortality improvement scales were used for 2022 and 2021, respectively. As of December 25, 2022 and December 26, 2021, the U.K. pension plans used variations of the AxC00 mortality table in combination with the CMI_2021 Sk=7.5 and CMI_2020 Sk=7.5 mortality improvement scales for 2022 and 2021, respectively, for pre-retirement employees and the S3PMA mortality table in combination with the CMI_2021 Sk=7.5 and CMI_2020 Sk=7.5 mortality improvement scales for 2022 and 2021, respectively, for postretirement employees.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(6,321)	$6,655
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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	2022	2021
Cash and cash equivalents	6%	2%
Pooled separate accounts for the Union Plan(a):
Equity securities	2%	2%
Fixed income securities	2%	2%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Equity securities	23%	19%
Fixed income securities	15%	12%
Real estate	3%	1%
Pooled separate accounts for the U.K. Plans(a):
Equity securities	27%	37%
Fixed income funds	1%	19%
Liability driven investments	13%	—%
Real estate	8%	6%
Total assets	100%	100%
(a)Pooled separate accounts (“PSAs”) and common collective trust funds (“CCTs”) are two of the most common types of alternative vehicles in which benefit plans invest. These investments are pooled funds that look like mutual funds, but they are not registered with the SEC. Often times, they will be invested in mutual funds or other marketable securities, but the unit price generally will be different from the value of the underlying securities because the fund may also hold cash for liquidity purposes, and the fees imposed by the fund are deducted from the fund value rather than charged separately to investors. Some PSAs and CCTs have no restrictions as to their investment strategy and can invest in riskier investments, such as derivatives, hedge funds, private equity funds, or similar investments.
Absent regulatory or statutory limitations, the target asset allocation for the investment of pension assets in the PSAs for the Union Plan is 50% in each of fixed income securities and equity securities, the target asset allocation for the investment of pension assets in the PSAs and/or CCTs for the GK Pension Plan is 35% in fixed income securities, 60% in equity securities and 5% in real estate and investment of pension assets in the PSAs for the U.K. Plans is 25% overseas equity, 25% diversified alternatives, 15% real estate, 15% equity-linked liability driven investments, 15% other liability driven investments and 5% cash for the Tulip Pension Plan; and 37% global equities, 20% equity-linked liability driven investments, 18% liability driven investments, 15% corporate bonds and 10% cash for the Geo Adams Group Pension Fund. The plans only invest in fixed income and equity instruments for which there is a readily available public market. The Company develops its expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which its plans invest.
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 25, 2022 and December 26, 2021:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022				2021
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$12,072	$—	$—	$12,072	$6,166	$—	$—	$6,166
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	1,995	—	1,995	—	2,595	—	2,595
Small/Mid U.S. equity funds(e)	—	1,055	—	1,055	—	1,338	—	1,338
International equity funds(f)	—	1,672	—	1,672	—	1,954	—	1,954
Fixed income funds(g)	—	3,838	—	3,838	—	5,186	—	5,186
PSAs and CCTs for the GK Pension Plan:
Large U.S. equity funds(d)	—	23,541	—	23,541	—	31,960	—	31,960
Small/Mid U.S. equity funds(e)	—	12,446	—	12,446	—	16,232	—	16,232
International equity funds(f)	—	13,171	—	13,171	—	15,710	—	15,710
Fixed income funds(g)	—	30,865	—	30,865	—	40,470	—	40,470
Real estate(h)	—	6,458	—	6,458	—	5,405	—	5,405
PSAs for the U.K. Plans:
Large U.S. equity funds(d)	—	23,149	—	23,149	—	47,995	—	47,995
International equity funds(f)	—	31,767	—	31,767	—	71,883	—	71,883
Fixed income funds(g)	—	3,081	—	3,081	—	60,914	—	60,914
Real estate(h)	—	16,297	—	16,297	—	18,601	—	18,601
Liability driven investments(i)	—	28,726	—	28,726	—	—	—	—
Total assets	$12,072	$198,061	$—	$210,133	$6,166	$320,243	$—	$326,409
(a)Unadjusted quoted prices in active markets for identical assets are used to determine fair value.
(b)Quoted prices in active markets for similar assets and inputs that are observable for the asset are used to determine fair value.
(c)Unobservable inputs, such as discounted cash flow models or valuations, are used to determine fair value.
(d)This category is comprised of investment options that invest in stocks, or shares of ownership, in large, well-established U.S. companies. These investment options typically carry more risk than fixed income options but have the potential for higher returns over longer time periods.
(e)This category is generally comprised of investment options that invest in stocks, or shares of ownership, in small to medium-sized U.S. companies. These investment options typically carry more risk than larger U.S. equity investment options but have the potential for higher returns.
(f)This category is comprised of investment options that invest in stocks, or shares of ownership, in companies with their principal place of business or office outside of the U.S.
(g)This category is comprised of investment options that invest in bonds, or debt of a company or government entity (including U.S. and non-U.S. entities). These investment options typically carry more risk than short-term fixed income investment options, but less overall risk than equities.
(h)This category is comprised of investment options that invest in real estate investment trusts or private equity pools that own real estate. These long-term investments are primarily in office buildings, industrial parks, apartments or retail complexes. These investment options typically carry more risk, including liquidity risk, than fixed income investment options.
(i)This category is comprised of investments that seek to ensure availability of funds to cover current and future liabilities. These investments are typically focused on both the assets and liabilities of the plan.
Benefit Payments
The following table reflects the benefits as of December 25, 2022 expected to be paid through 2032 from the Company’s pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company’s other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits	Other Benefits
	(In thousands)
2023	$24,013	$177
2024	15,656	166
2025	15,430	154
2026	15,296	142
2027	15,351	130
2028-2032	74,062	471
Total	$159,808	$1,240
As required by funding regulations or laws, the Company anticipates contributing $0.8 million and less than $0.2 million to its pension and other postretirement plans, respectively, during 2023.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
	(In thousands)
Net actuarial loss, beginning of year	$58,143	$95,522	$58,239	$118	$174	$91
Amortization	(1,381)	(2,276)	(1,503)	—	(2)	—
Settlement adjustments	(1,591)	(2,313)	(3,371)	—	(21)	(7)
Actuarial loss (gain)	(106,909)	(14,535)	38,822	(184)	(33)	90
Asset loss (gain)	99,777	(18,563)	400	—	—	—
Net prior service cost	—	—	378	—	—	—
Currency translation loss	82	308	2,557	—	—	—
Net actuarial loss (gain), end of year	$48,121	$58,143	$95,522	$(66)	$118	$174
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $27.0 million, $17.0 million and $14.1 million in 2022, 2021 and 2020, respectively.
16.    INCENTIVE COMPENSATION
The Company sponsors short-term incentive plans that provide the grant of either cash or stock-based bonus awards payable upon achievement of specified performance goals. As of December 25, 2022, the Company has accrued $61.8 million, $6.9 million and $3.5 million related to cash bonus awards that are recognized in the U.S., U.K & Europe, and Mexico reportable segments, respectively.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and liability-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). Awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). Equity-based awards are converted into shares of the Company’s common stock shortly after award vesting. Compensation cost to be recognized for an equity-based awards grant is determined by multiplying the number of awards granted by the closing price of a share of the Company’s common stock on the award grant date. Liability-based awards granted under the LTIP are converted into cash shortly after award vesting. Compensation cost to be recognized for a liability-based awards grant is first determined by multiplying the number of awards granted by the closing price of a share of PPC’s common stock on the award grant date. However, the compensation cost to be recognized is adjusted at each subsequent milestone date (i.e., forfeiture date, vesting date or financial reporting date) by multiplying the number of awards granted by the closing price of a share of PPC’s common stock on the milestone date. On May 1, 2019, the Company’s stockholders approved the Pilgrim’s Pride Corporation 2019 Long Term Incentive Plan (the “2019 LTIP”), which replaced the expiring Pilgrim’s Pride Corporation 2009 Long-Term Incentive Plan (the “2009 LTIP”). The 2019 LTIP became effective as of December 28, 2019. As of December 25, 2022, we have in reserve approximately 0.9 million shares of common stock for future issuance under the 2019 LTIP.
Compensation costs and the income tax benefit recognized for our stock-based compensation arrangements are included below:

	2022	2021	2020
	(In thousands)
Equity-based awards compensation cost:
Cost of sales	$959	$3,209	$838
Selling, general and administrative expense	5,904	7,420	1,938
Total cost	6,863	10,629	2,776
Income tax benefit	1,671	2,587	676
Net cost	$5,192	$8,042	$2,100

Liability-based awards compensation cost:
Selling, general and administrative expense	$1,773	$7,715	$1,081
Income tax benefit	432	1,878	263
Net cost	$1,341	$5,837	$818
The Company’s RSU activity is included below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022		2021		2020
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Equity-based RSUs:
Outstanding at beginning of year	554	$20.40	584	$22.12	926	$24.04
Transferred to liability-based awards	—	—	(8)	23.53	(200)	26.91
Granted	405	23.88	817	21.58	249	28.14
Vested	(266)	23.25	(153)	19.48	(66)	24.93
Forfeited awards reinstated (forfeited)	300	23.52	(686)	23.44	(325)	25.95
Outstanding at end of year	993	$22.00	554	$20.40	584	$22.12

	2022		2021		2020
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Liability-based RSUs:
Outstanding at beginning of year	574	$27.55	267	$19.35	143	$32.97
Transferred from equity-based awards	—	—	8	23.53	200	26.91
Granted	269	22.09	358	21.61	135	29.47
Vested	(139)	27.55	(59)	20.10	(211)	16.04
Forfeited	(327)	24.71	—	—	—	—
Outstanding at end of year	377	$23.80	574	$27.55	267	$19.35
(a)The milestone date fair value is either the closing price of the Company’s common stock on the grant date for equity-based awards or the closing price of a share of the Company’s common stock on the respective milestone date for cash-based liability-based awards (i.e., grant date, vesting date, forfeiture date or financial reporting date).
The total fair values of equity-based awards and liability-based awards vested during 2022 were $7.5 million and $5.6 million, respectively. The total fair values of equity-based awards and liability-based awards vested during 2021 were $3.0 million and $1.2 million, respectively.
As of December 25, 2022, the total unrecognized compensation cost related to all nonvested equity-based awards was $9.5 million. This cost is expected to be recognized over a weighted average period of 2.17 years. As of December 25, 2022, the total unrecognized compensation cost related to all nonvested liability-based awards was $2.5 million. This cost is expected to be recognized over a weighted average period of 1.60 years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 25, 2022 and December 26, 2021, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk and interest rate swap instruments.
The following items were measured at fair value on a recurring basis:

	December 25, 2022			December 26, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)			(In thousands)
Assets:
Commodity derivative assets	$17,922	$—	$17,922	$17,567	$—	$17,567
Foreign currency derivative assets	555	—	555	518	—	518
Liabilities:
Commodity derivative liabilities	(9,042)	—	(9,042)	(14,119)	—	(14,119)
Foreign currency derivative liabilities	(6,170)	—	(6,170)	(4,958)	—	(4,958)
Interest rate swap derivative liabilities	—	—	—	—	(98)	(98)
Sales contract derivative liabilities	—	(3,705)	(3,705)	—	(12,691)	(12,691)
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
The carrying amounts and estimated fair values of our debt obligations recorded in the Consolidated Balance Sheets consisted of the following:

	December 25, 2022		December 26, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 5.75%, at Level 2 inputs	$—	$—	$—	$—
Fixed-rate senior notes payable at 5.875%, at Level 2 inputs	(846,582)	(846,175)	(845,866)	(900,193)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(991,691)	(734,349)	(990,691)	(1,055,140)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	(900,000)	(726,498)	(900,000)	(915,120)
Variable-rate term note payable at 5.00%, at Level 3 inputs	(480,078)	(489,857)	—	—
Secured loans, at Level 3 inputs	—	—	(3)	(3)
See “Note 13. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, derivative trading accounts’ margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets. The fair values of the Company’s Level 2 fixed-rate debt obligation was based on the quoted market price at December 25, 2022 or December 26, 2021, as applicable. The fair value of the Company’s Level 3 variable-rate term note payable was based on discounted cash flow using weighted average cost of debt of 5.0% as of December 25, 2022. The fair value of the Company’s level 3 variable-rate term not payable approximated the carrying value as of December 26, 2021. The fair value of the Company’s Level 3 fixed-rate secured loans were based on discounted cash flow using weighted average cost of debt of 0.5% as of December 25, 2022 and December 26, 2021.
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
18. RESTRUCTURING-RELATED ACTIVITIES
In 2022, the Company initiated a restructuring initiative to phase out and reduce processing volumes at multiple production facilities throughout the U.K. and Europe reportable segment. Implementation of this initiative is expected to result in total pre-tax charges of approximately $58.0 million, and approximately $53.0 million of these charges are estimated to result in cash outlays. These activities were initiated in the fourth quarter of 2022 and are expected to be substantially completed by the end of the second quarter of 2023.
The following table provides a summary of our estimates of costs associated with these restructuring initiatives by major type of cost:

Type of Cost	Moy Park	Pilgrim’s Pride Ltd.	Pilgrim’s Food Masters	Total Estimated Amount Expected to be Incurred
	(In thousands)
Contract termination	$9,437	$833	$2,170	$12,440
Asset impairment	3,559	—	—	3,559
Severance	8,244	6,160	5,303	19,707
Employee retention benefits	1,398	276	—	1,674
Other employee costs	301	181	121	603
Lease termination	458	642	1,808	2,908
Inventory adjustment	470	615	—	1,085
Other charges (a)	7,543	1,386	7,110	16,039
Total estimated costs, net	$31,410	$10,093	$16,512	$58,015
(a)Comprised of other costs directly related to the restructuring initiatives including Moy Park flock depletion, Pilgrim’s Pride Ltd. prepayment balances and maintenance contracts exit costs and Pilgrim’s Pride Ltd. consulting fees.
During 2022, the Company recognized the following expenses and paid the following cash related to each restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Moy Park	$19,325	$10,526
Pilgrim’s Pride Ltd.	10,140	2,590
Pilgrim’s Food Masters	1,001	341
	$30,466	$13,457
These expenses are reported in the line item Restructuring activities on the Consolidated Statements of Income.
The following table reconciles liabilities and reserves associated with each restructuring initiative from initiative inception to December 25, 2022. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Consolidated Balance Sheets. The ending reserve balance for inventory impairments is reported in the line item Inventories in our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Moy Park
	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 25, 2022
	(In thousands)
Employee retention benefits	$9,590	$(9,452)	$(138)	$—
Other employee costs	18	(17)	(1)	—
Asset impairment	3,559	(1,053)	(115)	2,391
Contract termination	122	—	—	122
Inventory adjustments	5	(4)	—	1
Other charges	6,031	—	(6)	6,025
Total	$19,325	$(10,526)	$(260)	$8,539

	Pilgrim’s Pride Ltd.
	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 25, 2022
	(In thousands)
Employee retention benefits	$994	$(984)	$(10)	$—
Severance	7,211	(1,606)	(102)	5,503
Inventory adjustments	621	—	(6)	615
Lease termination	808	—	(8)	800
Other charges	506	—	(5)	501
Total	$10,140	$(2,590)	$(131)	$7,419

	Pilgrim’s Food Masters
	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 25, 2022
	(In thousands)
Severance	$959	$(300)	$(20)	$639
Other charges	42	(41)	(1)	—
Total	$1,001	$(341)	$(21)	$639
19.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
Sales to related parties
JBS USA Food Company(a)	$24,224	$17,296	$14,228
JBS Australia Pty. Ltd.	2,855	2,439	2,540
Other related parties	2,868	1,721	1,112
Total sales to related parties	$29,947	$21,456	$17,880

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$156,452	$210,657	$142,615
Seara Meats B.V.	44,364	4,722	8,138
Penasul UK LTD	13,516	6,697	—
JBS Asia CO Limited	7,762	5	—
Other related parties	1,476	1,054	829
Total cost of goods purchased from related parties	$223,570	$223,135	$151,582

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$91,568	$97,713	$39,025
Other related parties	97	13	9
Total expenditures paid by related parties	$91,665	$97,726	$39,034

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$53,065	$42,951	$16,266
Other related parties	5,514	—	—
Total expenditures paid on behalf of related parties	$58,579	$42,951	$16,266

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
Other related party transactions
Capital distribution under tax sharing agreement (c)	$1,592	$1,961	$650

	December 25, 2022	December 26, 2021
	(In thousands)
Accounts receivable from related parties
JBS USA Food Company(a)	$2,062	$1,059
Seara Meats B.V.	61	—
Other related parties	389	286
Total accounts receivable from related parties	$2,512	$1,345

	December 25, 2022	December 26, 2021
	(In thousands)
Accounts payable to related parties
JBS USA Food Company(a)	$7,434	$21,628
JBS Asia Co Limited	2,099	—
Seara Meats B.V.	1,565	534
Penasul UK LTD	940	147
Other related parties	117	8
Total accounts payable to related parties	$12,155	$22,317
(a)The Company routinely execute transactions to both purchase products from JBS USA Food Company and sell products to them. As of December 25, 2022, approximately $0.9 million of goods from JBS USA were in transit and not reflected on our Consolidated Balance Sheets.
(b)The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for both companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. This agreement expires on December 31, 2023.
(c)The Company entered into a TSA during 2014 with JBS USA Holdings effective for tax years starting in 2010. The net tax payable for tax year 2022 was accrued in 2022 and will be paid in 2023. The net tax payable for tax year 2021 was accrued in 2021 and was paid in 2022. The net tax payable for tax year 2020 was accrued in 2020 and was paid in 2021.
20.    REPORTABLE SEGMENTS
The Company operates in three reportable segments: U.S., U.K. and Europe and Mexico. The Company measures segment profit as operating income. Corporate expenses are allocated to the Mexico and U.K. and Europe reportable segments based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. reportable segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Additional information regarding reportable segments is as follows:

	Year Ended
	December 25, 2022(a)	December 26, 2021(b)	December 27. 2020(c)
	(In thousands)
Net sales
U.S.	$10,748,350	$9,113,879	$7,496,017
U.K. and Europe	4,874,738	3,934,062	3,274,292
Mexico	1,845,289	1,729,517	1,321,592
Total	$17,468,377	$14,777,458	$12,091,901
(a)For the year 2022, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $120.9 million. These sales consisted of fresh products, prepared products, eggs and grain. For the year 2022, the U.K. and Europe reportable segment had intercompany sales of eggs to the U.S. reportable segment of $5.3 million.
(b)For the year 2021, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $296.9 million. These sales consisted of fresh products, prepared products and grain.
(c)For the year 2020, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $210.6 million. These sales consisted of fresh products, prepared products and grain.

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
Operating income
U.S.	$1,094,025	$(17,036)	$69,377
U.K. and Europe	(934)	(627)	102,734
Mexico	83,450	228,773	72,879
Eliminations	54	54	473
Total operating income	1,176,595	211,164	245,463
Interest expense, net of capitalized interest	152,672	145,792	126,118
Interest income	(9,028)	(6,056)	(7,305)
Foreign currency transaction losses (gains)	30,817	(9,382)	760
Gain on bargain purchase	—	—	3,746
Miscellaneous, net	(23,339)	(11,580)	(39,681)
Income before income taxes	1,025,473	92,390	161,825
Income tax expense	278,935	61,122	66,755
Net income	$746,538	$31,268	$95,070

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
Depreciation and amortization
U.S.	$244,617	$242,944	$218,244
U.K. and Europe	134,374	113,256	92,673
Mexico	24,119	24,624	26,187
Total	$403,110	$380,824	$337,104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
Capital expenditures
U.S.	$(343,825)	$274,934	$264,149
U.K. and Europe	(114,330)	87,004	77,597
Mexico	(28,955)	19,733	13,016
Total	$(487,110)	$381,671	$354,762

	December 25, 2022	December 26, 2021
	(In thousands)
Total assets
U.S.	$6,847,209	$6,390,845
U.K. and Europe	4,033,990	4,292,558
Mexico	1,292,056	1,146,204
Eliminations	(2,917,486)	(2,916,402)
Total	$9,255,769	$8,913,205

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	(In thousands)
Net sales to customers by customer location
U.S.	$10,204,411	$8,657,648	$7,190,808
Europe	4,813,108	3,878,475	3,225,717
Mexico	1,895,658	1,778,355	1,350,588
Asia-Pacific	390,679	317,685	252,574
Canada, Caribbean and Central America	87,515	81,549	30,792
Africa	61,894	47,948	25,321
South America	15,112	15,798	16,101
Total	$17,468,377	$14,777,458	$12,091,901

	December 25, 2022	December 26, 2021
	(In thousands)
Long-lived assets(a)
U.S.	$1,943,967	$1,862,584
U.K. and Europe	1,011,283	1,125,197
Mexico	295,069	284,980
Eliminations	(3,675)	(3,729)
Total	$3,246,644	$3,269,032
(a)For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.
Information regarding net sales attributable to each of our primary product lines and markets served with those products is included in “Note 2. Revenue Recognition.” We based the table on our internal sales reports and their classification of products.
21.    COMMITMENTS AND CONTINGENCIES
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
Purchase Obligations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, wheat and energy. As of December 25, 2022, the Company was party to outstanding purchase contracts totaling $588.1 million payable in 2023, $115.2 million payable in 2024, $2.1 million payable in 2025, $2.0 million payable in 2026 and $14.4 million payable thereafter.
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
Tax Claims and Proceedings
During 2014 and 2015, the Mexican Tax Administration Service (“SAT”) opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“Avícola”) with regard to tax years 2009 and 2010. In both instances, the SAT claims that controlled company status did not exist for certain subsidiaries because Avícola did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Comercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R.L. de C.V. (in 2010). As a result, according to the SAT, Avícola should have considered dividends paid out of these subsidiaries partially taxable since a portion of the dividend amount was not paid from the net tax profit account (CUFIN). Avícola appealed the opinion, and on January 31, 2023, the appeal as to tax year 2009 was dismissed by the Mexico Supreme Court. Accordingly, the Company has accrued $39.2 million with regard to both tax years in connection with the dismissal. PPC recognized this expense in Income tax expense in the Consolidated Statement of Income statement for year ended December 25, 2022.
On May 12, 2022, the Mexican Tax Authorities issued tax assessments against Pilgrim’s Pride, S. de R.L. de C.V. and Provemex Holdings, LLC in connection with PPC’s acquisition of Tyson de México. Following the acquisition, PPC re-domiciled Provemex Holdings, LLC from the U.S. to Mexico. The tax authorities claim that Provemex Holdings, LLC was a Mexican entity at the time of the acquisition and, as a result, was obligated to pay taxes on the sale. The Mexican subsidiaries of PPC are currently appealing these assessments. Amounts under appeal are approximately $255.0 million for such tax assessments. No loss has been recorded for these amounts at this time.
U.S. Litigation
Between September 2, 2016 and October 13, 2016, a series of federal class action lawsuits were filed with the U.S. District Court for the Northern District of Illinois (“Illinois Court”) against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws and styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 (“Broiler Antitrust Litigation”). The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: the direct purchasers (“Broiler DPPs”), the commercial and institutional indirect purchasers (“Broiler CIIPPs”), and the end-user consumer indirect purchasers (“Broiler EUCPs”). Between December 8, 2017 and September 1, 2021, 82 individual direct action complaints were filed with the Illinois Court by individual direct purchaser entities (“Broiler DAPs”) naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints, though some added allegations of price

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fixing and bid rigging on certain sales. The Illinois Court issued a revised scheduling order for certain plaintiffs who limited their claims to reduction of output, which sets the first trial date on September 12, 2023. The schedule for the rest of the plaintiffs is still awaiting an order from the Illinois Court. On May 27, 2022, the Illinois Court certified each of the three classes. PPC has entered into agreements to settle all claims made by the Broiler DPPs, Broiler CIIPPs, and Broiler EUCPs, for an aggregate total of $195.5 million, each of which has received final approval from the Illinois Court. PPC continues to defend itself against the Broiler DAPs as well as parties that have opted out of the class settlements (collectively, the “Broiler Opt Outs”). PPC will seek reasonable settlements where they are available. To date, PPC has recognized an expense of $514.4 million to cover settlements with various Broiler Opt Outs. PPC recognized these settlement expenses in SG&A expense in the Consolidated Statements of Income for the years ended December 25, 2022 and December 26, 2021.
Between August 30, 2019 and October 16, 2019, four purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (“Maryland Court”) against PPC and a number of other chicken producers, as well as Webber, Meng, Sahl & Company and Agri Stats. The plaintiffs are a putative class of poultry processing plant production and maintenance workers (“Poultry Workers Class”) and allege that the defendants conspired to fix and depress the compensation paid to Poultry Workers Class in violation of the Sherman Antitrust Act. Defendants moved to dismiss on December 18, 2020, which the Maryland Court denied on March 10, 2021. On June 14, 2021, PPC entered into an agreement to settle all claims made by the Poultry Workers Class for $29.0 million, though the agreement is still subject to final approval by the Maryland Court. On February 16, 2022, the plaintiffs filed a an amended complaint, which extended the relevant period, added defendants, and included additional workers in the class. PPC recognizes these settlement expenses within SG&A expenses in the Consolidated Statements of Income.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and other chicken producers in the U.S. District Court for the Eastern District of Oklahoma (the “Oklahoma Court”) alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. The complaint was consolidated with several subsequently filed consolidated amended class action complaints and styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033. The defendants (including PPC) jointly moved to dismiss the consolidated amended complaint, which the Oklahoma Court denied as to PPC and certain other defendants. PPC, therefore, continues to litigate against the putative class plaintiffs.
On October 20, 2016, Patrick Hogan, acting on behalf of himself and a putative class of certain PPC stockholders, filed a class action complaint in the U.S. District Court for the District of Colorado (“Colorado Court”) against PPC and its named executive officers styled as Hogan v. Pilgrim’s Pride Corporation, et al., No. 16-CV-02611 (“Hogan Litigation”). The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the Broilers Litigation, (2) its conduct constituted a violation of federal antitrust laws, and (3) PPC’s revenues during the class period were the result of illegal conduct. On July 31, 2020, defendants filed a motion to dismiss, which the Colorado Court granted on April 19, 2021. On May 17, 2021, the plaintiff filed a motion for amended judgment, which the Colorado Court denied on November 29, 2021. The plaintiff then filed a notice of appeal on December 28, 2021, and the appeal was opened in the U.S. Court of Appeals for the Tenth Circuit, which is now fully briefed, including oral argument on January 17, 2023, and is awaiting a decision.
Between March 9, 2017 and April 17, 2017, a series of putative stockholder derivative class actions were brought against all of PPC’s directors and two executives, William Lovette and Fabio Sandri, in the Nineteenth Judicial District Court for the County of Weld in Colorado (“Weld County Court”). The complaints allege, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Antitrust Litigation and issuing false and misleading statements as alleged in the Hogan Litigation. The complaints were amended and consolidated, adding former PPC executives Jayson Penn, Roger Austin, and Jimmie Little as named defendants, and styled as DiSalvio and Brima v. Tomazoni, et al., 2017 CV 30207. Following a series of stays in the action, PPC filed a motion to dismiss, which the Weld County Court granted in its entirety and with prejudice on December 12, 2022. On December 27, 2022, the plaintiffs filed a motion for reconsideration, which PPC plans to oppose in due course.
U.S. State Matters
From February 21, 2017 through May 4, 2021, the Attorneys General for multiple U.S. states have issued civil investigative demands (“CIDs”). The CIDs request, among other things, data and information related to the acquisition and processing of broiler chickens and the sale of chicken products. PPC is cooperating with the Attorneys General in these states in producing documents pursuant to the CIDs.
On September 1, 2020, February 22, 2021, and October 28, 2021, the Attorneys General in New Mexico (State of New Mexico v. Koch Foods, et al., D-101-CV-2020-01891), Alaska (State of Alaska v. Agri Stats, Inc., et al., 3AN-21-04632), and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Washington (State of Washington v. Tyson Foods Inc., et al., 21-2-14174-5), respectively, filed complaints against PPC based on allegations similar to those asserted in the Broiler Antitrust Litigation. PPC has answered all of the complaints and each case is now in discovery.
U.S. Federal Matters
On February 9, 2022, the Company learned that the DOJ opened a civil investigation into human resources antitrust matters, and on October 6, 2022 the Company learned that the DOJ opened a civil investigation into grower contracts and payment practices. The Company has begun, and will continue, to cooperate with the DOJ in its investigations.
22.    BUSINESS INTERRUPTION INSURANCE
On December 10, 2021, the Company experienced a tornado in Mayfield, Kentucky that significantly damaged two hatcheries and a feed mill. The Company maintains certain insurance coverage, including business interruption insurance, intended to cover such circumstances. In the year ended December 25, 2022, the Company received $11.0 million in proceeds from business interruption insurance. In the year ended December 25, 2022, the Company recognized $26.4 million in income from business interruption insurance on the Consolidated Statement of Income.
23.    MARKET RISKS AND CONCENTRATIONS
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. The Company does not have a single customer that exceeds the 10% of net sales. For the year ended December 25, 2022, our largest single customer was 7.5% of net sales. The Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.
As of December 25, 2022, we employed over 61,500 people. Approximately 46.4% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2023 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
As of December 25, 2022, the aggregate carrying amount of net assets belonging to our Mexico and U.K. and Europe reportable segments was $1.1 billion and $2.8 billion, respectively. As of December 26, 2021, the aggregate carrying amount of net assets belonging to our Mexico and U.K. and Europe reportable segments was $1.1 billion and $3.2 billion, respectively.
SCHEDULE II
PILGRIM’S PRIDE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged to Operating Results	Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Trade Accounts and Other Receivables—
Allowance for Credit Losses
2022	$9,673	$675	$(192)	$597	(a)	$9,559
2021	7,173	2,243	51	(206)	(a)	9,673
2020	7,467	94	186	574	(a)	7,173
Trade Accounts and Other Receivables—
Allowance for Sales Adjustments
2022	$11,472	$238,135	$—	$242,702	(b)	$6,905
2021	6,002	234,735	—	229,265	(b)	11,472
2020	8,380	287,193	—	289,571	(b)	6,002
Deferred Tax Assets—
Valuation Allowance
2022	$24,261	$43,188	$—	$3,088	(c)	$64,361
2021	33,678	(9,417)	—	—	(c)	24,261
2020	33,522	156	—	—	(c)	33,678
(a)Uncollectible accounts written off, net of recoveries.
(b)Deductions either written off, rebilled or reclassified as liabilities for market development fund rebates.
(c)Reductions in the valuation allowance.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 25, 2022. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 25, 2022, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 25, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Pilgrim’s Pride Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). PPC’s internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

PPC’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2022 based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control Integrated Framework (2013). Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 25, 2022.
KPMG LLP, an independent registered public accounting firm which audited our Consolidated Financial Statements included in this Form 10-K, has issued an unqualified report on the effectiveness of the Company’s internal control over financial reporting as of December 25, 2022. That report is included in Part I, Item 8. Financial Statements and Supplementary Data, of this annual report.

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
The other information required by Item 10 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan Category(a)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(b)	Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by securities holders	1,004,336	$23.41	864,750
Equity compensation plans not approved by securities holders	—	—	—
Total	1,004,336	$23.41	864,750
(a)The table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 25, 2022. For additional information concerning terms of the LTIP, see Part II. Item 8, Notes to Consolidated Financial Statements, “Note 16. Incentive Compensation” in this annual report.
(b)These amounts represent restricted stock units outstanding, but not yet vested, under the 2019 LTIP as of December 25, 2022.
The other information required by Item 12 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

The information required by Item 14 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.

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
(iii)The financial statements schedule entitled “Valuation and Qualifying Accounts and Reserves” is filed as part of this annual report on page 86.
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

4.8	Form of Senior 3.50% Note due 2032 (included in Exhibit 4.7).

4.9	Description of Securities Registered Pursuant to Section 12(b) of the Exchange Act.

4.10
First Supplemental Indenture, dated as of September 22, 2022 among the Company, as issuer, Pilgrim’s Pride Corporation of West Virginia, Inc., Gold’n Plump Poultry, LLC, Gold’n Plump Farms, LLC and JFC LLC, as Guarantors, and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K (No. 001-09273) filed on September 26, 2022).

4.11
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

10.3
Multicurrency Revolving Facility Agreement, dated as of June 24, 2022, by and among Moy Park Holdings (Europe) Limited and other Pilgrim's subsidiaries, the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on July 28, 2022).

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

Item 16. Form 10-K Summary

    None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2023.

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

Signature	Title	Date

/s/ Gilberto Tomazoni	Chairman of the Board	February 9, 2023
Gilberto Tomazoni

/s/ Fabio Sandri	President and Chief Executive Officer	February 9, 2023
Fabio Sandri	(Principal Executive Officer)

/s/ Matthew Galvanoni	Chief Financial Officer and Chief Accounting Officer	February 9, 2023
Matthew Galvanoni	(Principal Financial Officer and Principal Accounting Officer)

/s/ Farha Aslam	Director	February 9, 2023
Farha Aslam

/s/ Arquimedes A. Celis	Director	February 9, 2023
Arquimedes A. Celis

/s/ Raul Padilla	Director	February 9, 2023
Raul Padilla

/s/ Wallim Cruz de Vasconcellos Junior	Director	February 9, 2023
Wallim Cruz de Vasconcellos Junior

/s/ Joanita Maria Maestri Karoleski	Director	February 9, 2023
Joanita Maria Maestri Karoleski

/s/ Ajay Menon	Director	February 9, 2023
Ajay Menon

/s/ Andre Nogueira de Souza	Director	February 9, 2023
Andre Nogueira de Souza

/s/ Vincent Trius	Director	February 9, 2023
Vincent Trius