Form 10-Q
period 2023-03-26
PILGRIMS PRIDE CORP
filed 2023-04-27
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of April 26, 2023, was 236,733,263.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 26, 2023	December 25, 2022
	(In thousands)
Cash and cash equivalents	$150,687	$400,988
Restricted cash and restricted cash equivalents	33,879	33,771
Trade accounts and other receivables, less allowance for credit losses	1,237,366	1,097,212
Accounts receivable from related parties	2,125	2,512
Inventories	2,022,110	1,990,184
Income taxes receivable	143,974	155,859
Prepaid expenses and other current assets	232,453	211,092
Total current assets	3,822,594	3,891,618
Deferred tax assets	7,955	1,969
Other long-lived assets	16,978	41,574
Operating lease assets, net	290,175	305,798
Intangible assets, net	848,895	846,020
Goodwill	1,243,613	1,227,944
Property, plant and equipment, net	2,997,295	2,940,846
Total assets	$9,227,505	$9,255,769

Accounts payable	$1,517,470	$1,587,939
Accounts payable to related parties	20,481	12,155
Revenue contract liabilities	47,766	34,486
Accrued expenses and other current liabilities	862,753	850,899
Income taxes payable	18,951	58,411
Current maturities of long-term debt	26,326	26,279
Total current liabilities	2,493,747	2,570,169
Noncurrent operating lease liabilities, less current maturities	219,350	230,701
Long-term debt, less current maturities	3,196,615	3,166,432
Deferred tax liabilities	347,166	364,184
Other long-term liabilities	64,107	71,007
Total liabilities	6,320,985	6,402,493
Common stock	2,619	2,617
Treasury stock	(544,687)	(544,687)
Additional paid-in capital	1,971,038	1,969,833
Retained earnings	1,754,686	1,749,499
Accumulated other comprehensive loss	(290,042)	(336,448)
Total Pilgrim’s Pride Corporation stockholders’ equity	2,893,614	2,840,814
Noncontrolling interest	12,906	12,462
Total stockholders’ equity	2,906,520	2,853,276
Total liabilities and stockholders’ equity	$9,227,505	$9,255,769
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 26, 2023	March 27, 2022
	(in thousands, except per share data)
Net sales	$4,165,628	$4,240,395
Cost of sales	3,992,581	3,698,415
Gross profit	173,047	541,980
Selling, general and administrative expense	133,678	139,967
Restructuring activities	8,026	—
Operating income	31,343	402,013
Interest expense, net of capitalized interest	42,662	36,296
Interest income	(3,600)	(1,274)
Foreign currency transaction losses	18,143	11,536
Miscellaneous, net	(22,653)	(324)
Income (loss) before income taxes	(3,209)	355,779
Income tax expense (benefit)	(8,840)	75,219
Net income	5,631	280,560
Less: Net income attributable to noncontrolling interests	444	122
Net income attributable to Pilgrim’s Pride Corporation	$5,187	$280,438

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	236,585	243,670
Effect of dilutive common stock equivalents	579	630
Diluted	237,164	244,300

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.02	$1.15
Diluted	$0.02	$1.15
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 26, 2023	March 27, 2022
	(In thousands)
Net income	$5,631	$280,560
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	42,644	(58,202)
Derivative financial instruments designated as cash flow hedges:
Gains arising during the period	18	528
Income tax effect	—	—
Reclassification to net earnings for losses (gains) realized	(64)	157
Income tax effect	—	(42)
Available-for-sale securities:
Gains arising during the period	40	—
Income tax effect	(10)	—
Reclassification to net earnings for gains realized	(18)	—
Income tax effect	5	—
Defined benefit plans:
Gains arising during the period	4,233	8,651
Income tax effect	(581)	(2,172)
Reclassification to net earnings of losses realized	182	232
Income tax effect	(43)	(57)
Total other comprehensive income (loss), net of tax	46,406	(50,905)
Comprehensive income	52,037	229,655
Less: Comprehensive income attributable to noncontrolling interests	444	122
Comprehensive income attributable to Pilgrim’s Pride Corporation	$51,593	$229,533
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended March 26, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 25, 2022	261,611	$2,617	(25,142)	$(544,687)	$1,969,833	$1,749,499	$(336,448)	$12,462	$2,853,276
Net income	—	—	—	—	—	5,187	—	444	5,631
Other comprehensive income, net of tax	—	—	—	—	—	—	46,406	—	46,406
Stock-based compensation plans:
Common stock issued under compensation plans	264	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	1,207	—	—	—	1,207
Balance at March 26, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,971,038	$1,754,686	$(290,042)	$12,906	$2,906,520

Three Months Ended March 27, 2022	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,964,028	$1,003,569	$(47,997)	$11,854	$2,588,934
Net income	—	—	—	—	—	280,438	—	122	280,560
Other comprehensive loss, net of tax	—	—	—	—	—	—	(50,905)	—	(50,905)
Stock-based compensation plans:
Common stock issued under compensation plans	221	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	2,040	—	—	—	2,040
Common stock purchased under share repurchase program	—	—	(1,158)	(27,023)	—	—	—	—	(27,023)
Balance at March 27, 2022	261,568	$2,616	(18,831)	$(372,157)	$1,966,066	$1,284,007	$(98,902)	$11,976	$2,793,606
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 26, 2023	March 27, 2022
	(In thousands)
Cash flows from operating activities:
Net income	$5,631	$280,560
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	98,257	102,142
Deferred income tax benefit	(26,309)	(21,917)
Loss (gain) on property disposals	(9,333)	1,855
Loan cost amortization	1,333	1,280
Stock-based compensation	1,200	1,963
Accretion of discount related to Senior Notes	429	429
Adjustment to previously recognized asset impairment	(130)	—
Loss (gain) on equity-method investments	(4)	8
Changes in operating assets and liabilities:
Trade accounts and other receivables	(132,791)	(66,669)
Inventories	(30,267)	(146,035)
Prepaid expenses and other current assets	(20,268)	(5,889)
Accounts payable, accrued expenses and other current liabilities	(43,662)	(2,454)
Income taxes	3,149	84,780
Long-term pension and other postretirement obligations	949	(1,101)
Other operating assets and liabilities	(9,888)	(1,956)
Cash provided by (used in) operating activities	(161,704)	226,996
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(131,701)	(81,578)
Proceeds from property disposals	12,631	849
Proceeds from insurance recoveries	1,599	—
Purchase of acquired business, net of cash acquired	—	(4,847)
Cash used in investing activities	(117,471)	(85,576)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	35,000	228,505
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(6,527)	(32,093)
Payment of equity distribution under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	(1,592)	(1,961)
Purchase of common stock under share repurchase program	—	(27,023)
Payments of capitalized loan costs	—	(1,098)
Cash provided by financing activities	26,881	166,330
Effect of exchange rate changes on cash and cash equivalents	2,101	(2,073)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(250,193)	305,677
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	434,759	450,121
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$184,566	$755,798
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 109 countries. Our fresh products consist of refrigerated (nonfrozen) whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meat balls. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food-to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of March 26, 2023, Pilgrim’s had approximately 62,000 employees and had the capacity to process approximately 42.1 million birds per 5-day work week. Approximately 5,650 contract growers supply chicken for the Company’s operations. As of March 26, 2023, PPC had the capacity to process approximately 51,000 pigs per 5-day work week and approximately 230 contract growers supply pigs for the Company’s operations. As of March 26, 2023, JBS S.A., through its indirect wholly-owned subsidiaries (collectively, “JBS”), beneficially owned 82.6% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three months ended March 26, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 25, 2022.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2023) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The three months ended March 26, 2023 represents the period from December 26, 2022 through March 26, 2023. The three months ended March 27, 2022 represents the period from December 27, 2021 through March 27, 2022.
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
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 26, 2023	December 25, 2022
	(In thousands)
Cash and cash equivalents	$150,687	$400,988
Restricted cash and restricted cash equivalents	33,879	33,771
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$184,566	$434,759
Accounting Pronouncements Adopted in 2023
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires disclosure of the existence of supplier financing programs. The guidance requires disclosure about the nature of the supplier financing agreements, including key terms and payment timing and determination of amounts, the accounting treatment for the transactions and the effect of the transactions on the financial statements, as well as any assets pledged or guarantees provided to the providers of the financing programs. The provisions of the new guidance were effective for years beginning after December 15, 2022 with the requirement to add rollforward disclosures for years beginning after December 15, 2023. The Company adopted this guidance effective December 26, 2022. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements. Additional information regarding supplier finance programs is included in “Note 10. Supplier Finance Programs.”
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the application of current GAAP to existing contracts, hedging relationships and other transactions affected by reference rate reform. The new guidance will ease the transition to new reference rates by allowing entities to update contracts and hedging relationships without applying many of the contract modification requirements specific to those contracts. The provisions of the new guidance are effective beginning March 12, 2020, extending through December 31, 2022 with the option to apply the guidance at any point during that time period. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides further clarification on the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. Once an entity elects an expedient or exception it must be applied to all eligible contracts or transactions. We currently have hedging transactions and debt agreements that reference LIBOR and will apply the new guidance as these contracts are modified to reference other rates. The Company adopted this guidance effective December 26, 2022. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.
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
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended March 26, 2023
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$1,943,786	$244,801	$128,275	$115,706	$2,432,568
U.K. and Europe	264,663	831,729	117,621	25,251	1,239,264
Mexico	411,919	46,356	—	35,521	493,796
Total net sales	$2,620,368	$1,122,886	$245,896	$176,478	$4,165,628

	Three Months Ended March 27, 2022
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$2,087,621	$255,087	$133,797	$104,703	$2,581,208
U.K. and Europe	237,309	746,636	173,411	34,626	1,191,982
Mexico	410,420	36,141	—	20,644	467,205
Total net sales	$2,735,350	$1,037,864	$307,208	$159,973	$4,240,395
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
Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 25, 2022	$34,486
Revenue recognized	(20,183)
Cash received, excluding amounts recognized as revenue during the period	33,463
Balance as of March 26, 2023	$47,766
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

Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	March 26, 2023	December 25, 2022
	(In thousands)
Fair values:
Commodity derivative assets	$8,333	$17,922
Commodity derivative liabilities	(26,437)	(9,042)
Foreign currency derivative assets	5,600	555
Foreign currency derivative liabilities	(405)	(6,170)
Sales contract derivative assets	459	—
Sales contract derivative liabilities	—	(3,705)
Cash collateral posted with brokers(a)	33,879	33,771
Derivatives coverage(b):
Corn	12.1%	14.4%
Soybean meal	10.0%	10.1%
Period through which stated percent of needs are covered:
Corn	March 2024	December 2023
Soybean meal	July 2024	December 2023
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
    The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended
Gains (Losses) by Type of Contract (a)	March 26, 2023	March 27, 2022	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Foreign currency derivatives	$(19,104)	$(13,300)	Foreign currency transaction losses
Commodity derivatives	(16,534)	31,540	Cost of sales
Sales contract derivative liabilities	4,164	(8,666)	Net sales
Total	$(31,474)	$9,574
(a)Amounts represent income (expenses) related to results of operations.
    The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains Recognized in Other Comprehensive Income
	Three Months Ended
	March 26, 2023	March 27, 2022
	(In thousands)
Foreign currency derivatives	$16	$523

	Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended March 26, 2023			Three Months Ended March 27, 2022
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,165,628	$3,992,581	$42,662	$4,240,395	$3,698,415	$36,296
Impact from cash flow hedging instruments:
Foreign currency derivatives	120	56	—	32	91	—
Interest rates swap derivatives	—	—	—	—	—	98

(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales and interest expense.
At March 26, 2023, there were immaterial pre-tax deferred net gains on foreign currency derivatives recorded in AOCI that are expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains to earnings.
4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	March 26, 2023	December 25, 2022
	(In thousands)
Trade accounts receivable	$1,071,202	$984,332
Notes receivable from third parties	13,599	33,477
Other receivables	161,737	88,962
Receivables, gross	1,246,538	1,106,771
Allowance for credit losses	(9,172)	(9,559)
Receivables, net	$1,237,366	$1,097,212

Accounts receivable from related parties(a)	$2,125	$2,512
(a)    Additional information regarding accounts receivable from related parties is included in “Note 17. Related Party Transactions.”
Activity in the allowance for credit losses was as follows:

Three Months Ended
March 26, 2023
(In thousands)
Balance, beginning of period	$(9,559)
Provision charged to operating results	(525)
Account write-offs and recoveries	1,149
Effect of exchange rate	(237)
Balance, end of period	$(9,172)
5.     INVENTORIES
Inventories consisted of the following:

	March 26, 2023	December 25, 2022
	(In thousands)
Raw materials and work-in-process	$1,256,009	$1,204,092
Finished products	592,772	596,375
Operating supplies	74,347	95,367
Maintenance materials and parts	98,982	94,350
Total inventories	$2,022,110	$1,990,184
6.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	March 26, 2023		December 25, 2022
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$77,131	$77,131	$167,366	$167,430

Gross realized gains during the three months ended March 26, 2023 related to the Company’s available-for-sale securities were $1.9 million and gross realized gains during the three months ended March 27, 2022 were immaterial. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the three months ended March 26, 2023 and March 27, 2022 that have been included in accumulated other comprehensive income (loss) and the net amount of gains and losses reclassified out of accumulated other comprehensive income (loss) to earnings during the three months ended March 26, 2023 and March 27, 2022 are disclosed in “Note 13. Stockholders’ Equity.”
7.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the three months ended March 26, 2023 was as follows:

	December 25, 2022	Currency Translation	March 26, 2023
	(In thousands)
U.S.	$41,936	$—	$41,936
U.K. and Europe	1,058,204	15,669	1,073,873
Mexico	127,804	—	127,804
Total	$1,227,944	$15,669	$1,243,613
Intangible assets consisted of the following:

	December 25, 2022	Amortization	Currency Translation	March 26, 2023
	(In thousands)
Cost:
Trade names not subject to amortization	$549,024	$—	$8,274	$557,298
Trade names subject to amortization	112,057	—	447	112,504
Customer relationships	427,662	—	3,882	431,544
Accumulated amortization:
Trade names	(53,708)	(943)	(37)	(54,688)
Customer relationships	(189,015)	(7,350)	(1,398)	(197,763)
Intangible assets, net	$846,020	$(8,293)	$11,168	$848,895
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
At March 26, 2023, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its intangible assets subject to amortization at that date.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	March 26, 2023	December 25, 2022
	(In thousands)
Land	$267,245	$263,494
Buildings	2,090,190	2,065,042
Machinery and equipment	3,739,808	3,651,464
Autos and trucks	84,830	77,865
Finance lease assets	5,710	5,710
Construction-in-progress	373,325	358,819
PP&E, gross	6,561,108	6,422,394
Accumulated depreciation	(3,563,813)	(3,481,548)
PP&E, net	$2,997,295	$2,940,846
The Company recognized depreciation expense of $90.0 million and $93.4 million during the three months ended March 26, 2023 and March 27, 2022, respectively.
During the three months ended March 26, 2023, Pilgrim’s spent $131.7 million on capital projects and transferred $117.8 million of completed projects from construction-in-progress to depreciable assets. During the three months ended March 27, 2022, the Company spent $81.6 million on capital projects and transferred $73.8 million of completed projects from construction-in-progress to depreciable assets.
During the three months ended March 26, 2023, the Company sold certain PP&E for $12.6 million in cash and recognized a net gain of $9.3 million on these sales. PP&E sold during the three months ended March 26, 2023 consisted of a farm in Mexico and other miscellaneous equipment. During the three months ended March 27, 2022, the Company sold miscellaneous equipment for cash of $0.8 million and recognized a net loss on these sales of $1.9 million.
The Company has closed or idled various facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of March 26, 2023, the carrying amounts of these idled assets totaled $39.4 million based on depreciable value of $213.3 million and accumulated depreciation of $173.9 million. Idled asset values include those assets that are no longer in use as a result of the recent restructuring activities of our U.K. and Europe segment.
As of March 26, 2023, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its PP&E held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its PP&E held for use at that date.

9.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	March 26, 2023	December 25, 2022
	(In thousands)
Accounts payable:
Trade accounts payable	$1,424,819	$1,476,552
Book overdrafts	74,794	93,800
Other payables	17,857	17,587
Total accounts payable	1,517,470	1,587,939
Accounts payable to related parties(a)	20,481	12,155
Revenue contract liabilities(b)	47,766	34,486
Accrued expenses and other current liabilities:
Compensation and benefits	203,526	258,098
Litigation settlements(c)	110,430	99,230
Current maturities of operating lease liabilities	75,613	79,222
Accrued sales rebates	71,880	55,002
Insurance and self-insured claims	70,447	72,453
Interest and debt-related fees	48,292	32,433
Taxes	34,685	33,550
Derivative liabilities(d)	26,842	18,917
Other accrued expenses	221,038	201,994
Total accrued expenses and other current liabilities	862,753	850,899
Total	$2,448,470	$2,485,479
(a)    Additional information regarding accounts payable to related parties is included in “Note 17. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 2. Revenue Recognition.”
(c)    Additional information regarding litigation settlements is included in “Note 19. Commitments and Contingencies.”
(d)    Additional information regarding derivative liabilities is included in “Note 3. Derivative Financial Instruments.”
10.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for confirmed invoices from participating suppliers to a financing entity. Maturity dates are generally between 65-180 days and we pay either the supplier or the financing entity depending on the supplier's election. As of March 26, 2023 and December 25, 2022, the outstanding balance of confirmed invoices was $89.2 million and $239.6 million, respectively and are included in Accounts payable in the Condensed Consolidated Balance Sheets.

11.    INCOME TAXES
The Company recorded an income tax benefit of $8.8 million, a 275.5% effective tax rate, for the three months ended March 26, 2023 compared to income tax expense of $75.2 million, a 21.1% effective tax rate, for the three months ended March 27, 2022. The decrease in income tax expense in 2023 resulted primarily from the decrease in profit before income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 26, 2023, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the three months ended March 26, 2023 and March 27, 2022, there is a tax effect of $(0.7) million and $(2.3) million, respectively, reflected in other comprehensive income.
For the three months ended March 26, 2023 and March 27, 2022, there are immaterial tax effects reflected in income tax expense due to excess tax windfalls and shortfalls related to stock-based compensation.
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
12.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	March 26, 2023	December 25, 2022
		(In thousands)
Senior notes payable at 3.50%	2032	$900,000	$900,000
Senior notes payable, net of discount, at 4.25%	2031	991,942	991,692
Senior notes payable, net of discount, at 5.875%	2027	846,761	846,582
U.S. Credit Facility (defined below):
Term note payable at 6.19%	2026	473,750	480,078
Revolving note payable at 7.89%	2026	35,000	—
U.K. and Europe Revolving Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.50%	2023	—	—
Finance lease obligations	Various	3,426	3,624
Long-term debt		3,250,879	3,221,976
Less: Current maturities of long-term debt		(26,326)	(26,279)
Long-term debt, less current maturities		3,224,553	3,195,697
Less: Capitalized financing costs		(27,938)	(29,265)
Long-term debt, less current maturities, net of capitalized financing costs		$3,196,615	$3,166,432

U.S. Senior Notes
U.S. Senior Notes Due 2027
On September 29, 2017, the Company completed a sale of $600.0 million aggregate principal amount of its 5.875% unsecured senior notes due 2027. On March 7, 2018, the Company completed an add-on offering of $250.0 million of these senior notes (together with the senior notes issued in September 2017, the “Senior Notes due 2027”). The issuance price of this add-on offering was 97.25%, which created gross proceeds of $243.1 million. The $6.9 million discount will be amortized over the remaining life of the Senior Notes due 2027. Each issuance of the Senior Notes due 2027 is treated as a single class for all purposes under the 2017 Indenture (defined below) and have the same terms.
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
U.S. Senior Notes Due 2031
On April 8, 2021, the Company completed a sale of $1.0 billion aggregate principal amount of its 4.25% sustainability-linked unsecured senior notes due 2031 (“Senior Notes due 2031”). The Company used the net proceeds, together with cash on hand, to redeem previously issued senior notes. The issuance price of this offering was 98.994%, which created gross proceeds of $989.9 million. The $10.1 million discount will be amortized over the remaining life of the Senior Notes due 2031. Each issuance of the Senior Notes due 2031 is treated as a single class for all purposes under the April 2021 Indenture (defined below) and have the same terms.
The Senior Notes due 2031 are governed by, and were issued pursuant to, an indenture dated as of April 8, 2021 by and among the Company, its guarantor subsidiaries and Regions Bank, as trustee (the “April 2021 Indenture”). The April 2021 Indenture provides, among other things, that the Senior Notes due 2031 bear interest at a rate of 4.25% per annum payable semi-annually on April 15 and October 15 of each year. From and including October 15, 2026, the interest rate payable on the notes shall be increased to 4.50% per annum unless the Company has notified the trustee at least 30 days prior to October 15, 2026 that in respect of the year ended December 31, 2025, (1) the Company’s greenhouse gas emissions intensity reduction target of 17.679% by December 31, 2025 from a 2019 baseline (the “Sustainability Performance Target”) has been satisfied and (2) the satisfaction of the Sustainability Performance Target has been confirmed by a qualified provider of third-party assurance or attestation services appointed by the Company to review the Company’s statement of the greenhouse gas emissions intensity in accordance with its customary procedures.
U.S. Senior Notes Due 2032
On September 2, 2021, the Company completed a sale of $900.0 million in aggregate principal amount of its 3.50% unsecured senior notes due 2032 (“Senior Notes due 2032”). The Company used the proceeds, together with borrowings under the delayed draw term loan under its U.S. Credit Facility, to finance the acquisition of the Kerry Consumer Foods’ meats and meals businesses (now Pilgrim’s Food Masters) and to pay related fees and expenses. Each issuance of the Senior Notes due 2032 is treated as a single class for all purposes under the September 2021 Indenture (defined below) and have the same terms.
The Senior Notes due 2032 are governed by, and were issued pursuant to, an indenture dated as of September 2, 2021 by and among the Company, its guarantor subsidiaries and Regions Bank, as trustee (the “September 2021 Indenture”). The September 2021 Indenture provides, among other things, that the Senior Notes due 2032 bear interest at a rate of 3.50% per annum payable semi-annually on March 1 and September 1 of each year.
On September 22, 2022, the Company announced expiration and receipt of requisite consents in its consent solicitation for certain amendments to its Senior Notes due 2031 and Senior Notes due 2032. The amendments conform certain provisions and restrictive covenants in each indenture to (1) reflect PPC investment grade status and (2) the corresponding provisions and restrictive covenants set forth in the indenture governing its Senior Notes due 2031 and Senior Notes due 2032. The amendments permanently eliminated certain covenants for the Company, including limitation on incurrence of additional debt, issuance of capital stock, restricted payments, asset sales, restrictions on distributions, affiliate transactions, guarantees of debt by restricted subsidiaries and provisions related to mergers and consolidation. In addition, provisions related to limitation on liens, sale and leaseback transactions, substitution of the company and measuring compliance were amended.

U.S. Senior Notes Due 2033
On April 19, 2023, the Company completed a sale of $1.0 billion aggregate principal amount of its 6.25% unsecured, registered senior notes due 2033 (“Senior Notes due 2033”). The Company used the net proceeds to repay the term loans and the outstanding balance under the U.S. Credit Facility as defined below. The remaining proceeds will be used for general corporate purposes, including repaying existing debt. The issuance price of this offering to the public was 99.312%, which created gross proceeds of $993.1 million before transaction costs. The $6.9 million discount will be amortized over the remaining life of the Senior Notes due 2033. The Senior Notes due 2033 bear interest at a rate of 6.25% per annum from the date of issuance until maturity, payable semiannually on January 1 and July 1 of each year, commencing on January 1, 2024.
The Senior Notes were and are each guaranteed on a senior unsecured basis by the Company’s guarantor subsidiaries. On February 16, 2023, the Company exchanged all of its outstanding principal amounts on the Senior Notes due 2031 and the Senior Notes due 2032 for an equal principal amount of new notes in a transaction registered under the Securities Act. In addition, and of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes. All the Senior Notes related guarantees were and are unsecured senior obligations of the Company and its guarantor subsidiaries and rank equally with all of the Company’s and its guarantor subsidiaries’ other unsubordinated indebtedness. The Senior Notes also contain customary covenants and events of default.
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
The revolving loan commitment under the U.S. Credit Facility matures on August 9, 2026. All principal on the Term Loans is due at maturity on August 9, 2026. Installments of principal in amounts predetermined by CoBank, ACB are required to be made on a quarterly basis prior to the maturity date of the Term Loans beginning in January 2022. As of March 26, 2023, the Company had outstanding borrowings under the term loan commitment of $473.8 million. As of March 26, 2023, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $35.0 million and $730.0 million, respectively. The outstanding borrowings were $35.0 million as of March 26, 2023.
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
On April 19, 2023, the outstanding balances for the swingline loans and term loans under the U.S. Credit Facility were paid in full with the proceeds from the Senior Notes 2033 as outlined above.
U.K. and Europe Revolving Facility
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “U.K. and Europe Revolver

Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The U.K. and Europe Revolver Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the (1) current index interest rate, depending on the currency of the borrowing, plus (2) a margin, ranging from 1.25% to 2.00% based on leverage (as defined in the U.K. and Europe Revolver Facility). All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of March 26, 2023, both the U.S. dollar-equivalent loan commitment and borrowing availability were $183.5 million and there were no outstanding borrowings under this agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is Mex$1.5 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.5%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Company is currently in compliance with the covenants under the Mexico Credit Facility. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of March 26, 2023, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $81.3 million. As of March 26, 2023, there were no outstanding borrowings under the Mexico Credit Facility.
13.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive income (loss):

	Three Months Ended March 26, 2023
	Gains (Losses) Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Gains (Losses) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(269,825)	$(1,162)	$(65,447)	$(14)	$(336,448)
Other comprehensive income before reclassifications	42,644	16	3,652	30	46,342
Amounts reclassified from accumulated other comprehensive loss (gain) to net income	—	(64)	139	(13)	62
Currency translation	—	2	—	—	2
Net current period other comprehensive income (loss)	42,644	(46)	3,791	17	46,406
Balance, end of period	$(227,181)	$(1,208)	$(61,656)	$3	$(290,042)

	Three Months Ended March 27, 2022
	Gains (Losses) Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Gains (Losses) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$27,241	$(2,365)	$(72,873)	$—	$(47,997)
Other comprehensive income (loss) before reclassifications	(58,202)	523	6,479	—	(51,200)
Amounts reclassified from accumulated other comprehensive loss to net income	—	115	175	—	290
Currency translation	—	5	—	—	5
Net current period other comprehensive income (loss)	(58,202)	643	6,654	—	(50,905)
Balance, end of period	$(30,961)	$(1,722)	$(66,219)	$—	$(98,902)

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 26, 2023	Three Months Ended March 27, 2022	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gains on settlement of foreign currency derivatives classified as cash flow hedges	$120	$32	Net sales
Realized losses on settlement of foreign currency derivatives classified as cash flow hedges	(56)	(91)	Cost of sales
Realized gain on sale of securities	18	—	Interest Income
Realized losses on settlement of interest rate swap derivatives classified as cash flow hedges	—	(98)	Interest expense, net of capitalized interest
Amortization of pension and other postretirement plan actuarial losses(b)	(182)	(232)	Miscellaneous, net
Total before tax	(100)	(389)
Tax expense	38	99
Total reclassification for the period	$(62)	$(290)
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

14.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan (the “Tulip Plan”) and the Geo Adams Group Pension Fund (the “Geo Adams Plan”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $7.6 million and $6.4 million in the three months ended March 26, 2023 and March 27, 2022, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Three Months Ended
	March 26, 2023		March 27, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$236,147	$1,169	$373,062	$1,346
Interest cost	2,314	9	1,508	4
Actuarial gain	(3,134)	(15)	(29,146)	(56)
Benefits paid	(3,838)	(29)	(4,810)	(26)
Currency translation loss (gain)	(1,082)	—	161	—
Projected benefit obligation, end of period	$230,407	$1,134	$340,775	$1,268

	Three Months Ended
	March 26, 2023		March 27, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of period	$210,133	$—	$326,409	$—
Actual return on plan assets	3,357	—	(18,246)	—
Contributions by employer	2,109	29	3,287	26
Benefits paid	(3,838)	(29)	(4,810)	(26)
Expenses paid from assets	(94)	—	(115)	—
Currency translation gain (loss)	(1,012)	—	116	—
Fair value of plan assets, end of period	$210,655	$—	$306,641	$—

	March 26, 2023		December 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Funded status:
Unfunded benefit obligation, end of period	$(19,752)	$(1,134)	$(26,014)	$(1,169)

	March 26, 2023		December 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:
Current liability	$(794)	$(148)	$(841)	$(177)
Long-term liability	(18,958)	(986)	(25,173)	(992)
Recognized liability	$(19,752)	$(1,134)	$(26,014)	$(1,169)

	March 26, 2023		December 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in accumulated other comprehensive loss at end of period:
Net actuarial loss (gain)	$43,585	$(81)	$48,121	$(66)
The accumulated benefit obligation for the Company’s defined benefit pension plans was $230.4 million and $236.1 million at March 26, 2023 and December 25, 2022, respectively. Each of the Company’s defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both March 26, 2023 and December 25, 2022.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended
	March 26, 2023		March 27, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$2,314	$9	$1,508	$4
Estimated return on plan assets	(2,222)	—	(2,403)	—
Expenses paid from assets	94	—	115	—
Amortization of net loss	179	—	227	—
Amortization of past service cost	4	—	5	—
Net costs(a)	$369	$9	$(548)	$4
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	March 26, 2023		December 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	5.14%	5.44%	5.04%	5.16%

	Three Months Ended
	March 26, 2023		March 27, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	5.04%	5.16%	2.23%	2.38%
Expected return on plan assets	4.97%	NA	3.40%	NA

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Three Months Ended
	March 26, 2023		March 27, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$48,121	$(66)	$58,143	$118
Amortization	(183)	—	(232)	—
Actuarial gain	(3,134)	(15)	(29,146)	(56)
Asset loss (gain)	(1,136)	—	20,649	—
Currency translation loss (gain)	(83)	—	27	—
Net actuarial loss (gain), end of period	$43,585	$(81)	$49,441	$62
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $6.8 million in the three months ended March 26, 2023.
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
As of March 26, 2023 and December 25, 2022, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk and interest rate swap instruments.

The following items were measured at fair value on a recurring basis:

	March 26, 2023			December 25, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Commodity derivative assets	$8,333	$—	$8,333	$17,922	$—	$17,922
Foreign currency derivative assets	5,600	—	5,600	555	—	555
Sales contract derivative assets	—	459	459	—	—	—
Liabilities:
Commodity derivative liabilities	(26,437)	—	(26,437)	(9,042)	—	(9,042)
Foreign currency derivative liabilities	(405)	—	(405)	(6,170)	—	(6,170)
Sales contract derivative liabilities	—	—	—	—	(3,705)	(3,705)
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
The carrying amounts and estimated fair values of our debt obligations recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	March 26, 2023		December 25, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(900,000)	$(715,761)	$(900,000)	$(726,498)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(991,942)	(843,149)	(991,691)	(734,349)
Fixed-rate senior notes payable at 5.875%, at Level 2 inputs	(846,761)	(835,720)	(846,582)	(846,175)
Variable-rate term note payable at 5.00%, at Level 3 inputs	(473,750)	(501,774)	(480,078)	(489,857)
Variable-rate swingline note payable at 7.89%, at Level 3 inputs	(35,000)	(35,000)	—	—
See “Note 12. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at March 26, 2023 or December 25, 2022, as applicable.
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

16. RESTRUCTURING-RELATED ACTIVITIES
In 2022, the Company initiated restructuring initiatives to phase out and reduce processing volumes at multiple production facilities throughout the U.K. and Europe reportable segment. Implementation of this initiative is expected to result in total pre-tax charges of approximately $53.0 million, and approximately $47.7 million of these charges are estimated to result in cash outlays. These activities were initiated in the fourth quarter of 2022 and are expected to be substantially completed by the end of the second quarter of 2023.
The following table provides a summary of our estimates of costs associated with these restructuring initiatives by major type of cost:

	Moy Park	Pilgrim’s Pride Ltd.	Pilgrim’s Food Masters	Total
	(In thousands)
Earliest implementation date	October 2022	November 2022	December 2022
Expected completion date	June 2023	July 2023	July 2023
Costs incurred and expected to be incurred:
Employee-related costs	$9,948	$7,838	$11,300	$29,086
Asset impairment costs	9,173	—	—	9,173
Contract termination costs	124	1,518	3,067	4,709
Other exit and disposal costs (a)	481	2,203	7,550	10,234
Total exit and disposal costs	$19,726	$11,559	$21,917	$53,202
Cost incurred since earliest implementation date:
Employee-related costs	$9,608	$9,318	$5,695	$24,621
Asset impairment costs	3,559	—	—	3,559
Contract termination costs	122	—	—	122
Other exit and disposal costs (a)	6,036	2,126	2,028	10,190
Total exit and disposal costs	$19,325	$11,444	$7,723	$38,492
(a)Comprised of other costs directly related to the restructuring initiatives including Moy Park flock depletion, the write-off of Pilgrim’s Pride Ltd. prepaid maintenance costs and Pilgrim’s Food Masters consulting fees.
During the three months ended March 26, 2023, the Company recognized the following expenses and paid the following cash related to each restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Moy Park	$—	$4,419
Pilgrim’s Pride Ltd.	1,304	3,588
Pilgrim’s Food Masters	6,722	6,146
	$8,026	$14,153
These expenses are reported in the line item Restructuring activities on the Condensed Consolidated Statements of Income.
The following table reconciles liabilities and reserves associated with each restructuring initiative from initiative inception to March 26, 2023. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets. The ending reserve balance for inventory impairments is reported in the line item Inventories in our Condensed Consolidated Balance Sheets. The ending reserve balance for asset impairments is reported in the line item Property, plant and equipment, net in our Condensed Consolidated Balance Sheets.

	Moy Park
	Liability or reserve as of December 25, 2022	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of March 26, 2023
	(In thousands)
Asset impairment	$2,391	$—	$(2,837)	$446	$—
Inventory adjustments	1	—	(1)	—
Other charges	6,025	—	(1,539)	(356)	4,130
Contract termination	122	—	(42)	1	81
Total	$8,539	$—	$(4,419)	$91	$4,211

	Pilgrim’s Pride Ltd.
	Liability or reserve as of December 25, 2022	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of March 26, 2023
	(In thousands)
Employee retention benefits	$—	$319	$—	$3	$322
Severance	5,503	793	(3,588)	59	2,767
Inventory adjustments	615	49	—	9	673
Lease termination	800	—	—	12	812
Other charges	501	143	—	8	652
Total	$7,419	$1,304	$(3,588)	$91	$5,226

	Pilgrim’s Food Masters
	Liability or reserve as of December 25, 2022	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of March 26, 2023
	(In thousands)
Severance	$639	$4,736	$(5,379)	$4	$—
Inventory adjustments	—	542	(542)	—	—
Lease termination	—	1,219	—	26	1,245
Other charges	—	225	(225)	—	—
Total	$639	$6,722	$(6,146)	$30	$1,245
17.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended
	March 26, 2023	March 27, 2022
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$7,512	$4,611
JBS Chile Ltda.	946	52
Other related parties	877	1,215
Total sales to related parties	$9,335	$5,878

	Three Months Ended
	March 26, 2023	March 27, 2022
	(In thousands)
Cost of goods purchased from related parties:
JBS USA Food Company(a)	$49,905	$61,903
Seara Meats BV	4,999	1,468
Penasul UK LTD	4,187	3,540
JBS Asia Co Limited	911	2,124
Other related parties	897	62
Total cost of goods purchased from related parties	$60,899	$69,097

	Three Months Ended
	March 26, 2023	March 27, 2022
	(In thousands)
Expenditures paid by related parties:
JBS USA Food Company(b)	$14,022	$24,178

	Three Months Ended
	March 26, 2023	March 27, 2022
	(In thousands)
Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$3,380	$32,525
Other related parties	4	$—
Total expenditures paid on behalf of related parties	$3,384	$32,525

	March 26, 2023	December 25, 2022
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$730	$2,062
JBS Chile Ltda.	871	3
Other related parties	524	447
Total accounts receivable from related parties	$2,125	$2,512

	March 26, 2023	December 25, 2022
	(In thousands)
Accounts payable to related parties:
JBS USA Food Company(a)	$9,917	$7,434
Seara Meats BV	4,043	1,565
JBS Asia Co Limited	4,105	2,099
Penasul UK LTD	2,408	940
Other related parties	8	117
Total accounts payable to related parties	$20,481	$12,155
(a)    The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of March 26, 2023, goods purchased and in transit from JBS USA were immaterial and not reflected on our Condensed Consolidated Balance Sheet.
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
18.    REPORTABLE SEGMENTS
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
Additional information regarding reportable segments is as follows:

	Three Months Ended
	March 26, 2023(a)	March 27, 2022(b)
	(In thousands)
Net sales
U.S.	$2,432,568	$2,581,208
U.K. and Europe	1,239,264	1,191,982
Mexico	493,796	467,205
Total	$4,165,628	$4,240,395
(a)For the three months ended March 26, 2023, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $31.0 million. These sales consisted of fresh products, prepared products and grain.
(b)For the three months ended March 27, 2022, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $43.4 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended
	March 26, 2023	March 27, 2022
	(In thousands)
Reportable segment profit (loss):
U.S.	$(28,106)	$355,075
U.K. and Europe	25,261	(21,640)
Mexico	34,175	68,564
Eliminations	13	14
Total operating income	31,343	402,013
Interest expense, net of capitalized interest	42,662	36,296
Interest income	(3,600)	(1,274)
Foreign currency transaction losses	18,143	11,536
Miscellaneous, net	(22,653)	(324)
Income (loss) before income taxes	(3,209)	355,779
Income tax expense (benefit)	(8,840)	75,219
Net income	$5,631	$280,560

	March 26, 2023	December 25, 2022
	(In thousands)
Total assets by reportable segment:
U.S.	$6,813,350	$6,847,209
U.K. and Europe	4,124,386	4,033,990
Mexico	1,302,434	1,292,056
Eliminations	(3,012,665)	(2,917,486)
Total assets	$9,227,505	$9,255,769

	March 26, 2023	December 25, 2022
	(In thousands)
Long-lived assets by reportable segment(a):
U.S.	$1,983,051	$1,943,967
U.K. and Europe	1,009,838	1,011,283
Mexico	298,242	295,069
Eliminations	(3,661)	(3,675)
Total long-lived assets	$3,287,470	$3,246,644
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
Litigation
The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the Company’s opinion, it has made appropriate and adequate accruals for claims where necessary; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company. The Company cannot predict the outcome of the litigation matters or other actions nor when they will be resolved. The consequences of the pending litigation matters are inherently uncertain, and settlements, adverse actions, or adverse judgments in some or all of these matters, including investigations by the U.S. Department of Justice (“DOJ”) or the Attorneys General, may result in monetary damages, fines, penalties, or injunctive relief against the Company, which could be material and could adversely affect its financial condition or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage the Company’s reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. In addition, the U.S. government’s recent focus on market dynamics in the meat processing industry could expose the Company to additional costs and risks.
Tax Claims and Proceedings
During 2014 and 2015, the Mexican Tax Administration Service (“SAT”) opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“Avícola”) with regard to tax years 2009 and 2010. In both instances, the SAT claims that controlled company status did not exist for certain subsidiaries because Avícola did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Comercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R.L. de C.V. (in 2010). As a result, according to the SAT, Avícola should have considered dividends paid out of these subsidiaries partially taxable since a portion of the dividend amount was not paid from the net tax profit account (CUFIN). Avícola appealed the opinion, and on January 31, 2023, the appeal as to tax year 2009 was dismissed by the Mexico Supreme Court. Accordingly, the Company has paid $25.9 million for tax year 2009. The opinion for tax year 2010 is still under appeal. Avícola has recorded a tax reserve of $15.8 million in connection therewith.

On May 12, 2022, the Mexican Tax Authorities issued tax assessments against Pilgrim’s Pride, S. de R.L. de C.V. and Provemex Holdings, LLC in connection with PPC’s acquisition of Tyson de México. Following the acquisition, PPC re-domiciled Provemex Holdings, LLC from the U.S. to Mexico. The tax authorities claim that Provemex Holdings, LLC was a Mexican entity at the time of the acquisition and, as a result, was obligated to pay taxes on the sale. The Mexican subsidiaries of PPC are currently appealing these assessments. Amounts under appeal are approximately $267.7 million for each of the two tax assessments. No loss has been recorded for these amounts at this time.
U.S. Litigation
Between September 2, 2016 and October 13, 2016, a series of federal class action lawsuits were filed with the U.S. District Court for the Northern District of Illinois (“Illinois Court”) against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws and styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 (“Broiler Antitrust Litigation”). The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: the direct purchasers (“Broiler DPPs”), the commercial and institutional indirect purchasers (“Broiler CIIPPs”), and the end-user consumer indirect purchasers (“Broiler EUCPs”). Between December 8, 2017 and September 1, 2021, 82 individual direct action complaints were filed with the Illinois Court by individual direct purchaser entities (“Broiler DAPs”) naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints, though some added allegations of price fixing and bid rigging on certain sales. The Illinois Court issued a revised scheduling order for certain plaintiffs who limited their claims to reduction of output, which sets the first trial date on September 12, 2023. The schedule for the rest of the plaintiffs is still awaiting an order from the Illinois Court. On May 27, 2022, the Illinois Court certified each of the three classes. PPC has entered into agreements to settle all claims made by the Broiler DPPs, Broiler CIIPPs, and Broiler EUCPs, for an aggregate total of $195.5 million, each of which has received final approval from the Illinois Court. PPC continues to defend itself against the Broiler DAPs as well as parties that have opted out of the class settlements (collectively, the “Broiler Opt Outs”). PPC will seek reasonable settlements where they are available. To date, PPC has recognized an expense of $514.4 million to cover settlements with various Broiler Opt Outs. PPC recognized these settlement expenses in Selling, general and administrative expense (“SG&A expense”) in the Consolidated Statements of Income.
Between August 30, 2019 and October 16, 2019, a series of purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (“Maryland Court”) against PPC and a number of other chicken producers, as well as Webber, Meng, Sahl & Company and Agri Stats. The plaintiffs are a putative class of poultry processing plant production and maintenance workers (“Poultry Workers Class”) and styled as Jien, et al. v. Perdue Farms, Inc., et al., No. 19-cv-02521 allege that the defendants conspired to fix and depress the compensation paid to Poultry Workers Class in violation of the Sherman Antitrust Act. Defendants moved to dismiss on December 18, 2020, which the Maryland Court denied on March 10, 2021. On June 14, 2021, PPC entered into an agreement to settle all claims made by the Poultry Workers Class for $29.0 million, though the agreement is still subject to final approval by the Maryland Court. On February 16, 2022, the plaintiffs filed an amended complaint, which extended the relevant period, added defendants, and included additional workers in the class. PPC recognizes these settlement expenses within SG&A expense in the Consolidated Statements of Income.
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
On October 20, 2016, Patrick Hogan, acting on behalf of himself and a putative class of certain PPC stockholders, filed a class action complaint in the U.S. District Court for the District of Colorado (“Colorado Court”) against PPC and its named executive officers styled as Hogan v. Pilgrim’s Pride Corporation, et al., No. 16-CV-02611 (“Hogan Litigation”). The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler chicken market as alleged in the Broilers Litigation, (2) its conduct constituted a violation of federal antitrust laws, and (3) PPC’s revenues during the class period were the result of illegal conduct. On July 31, 2020, defendants filed a motion to dismiss, which the Colorado Court granted on April 19, 2021. On May 17, 2021, the plaintiff filed a motion for amended judgment, which the Colorado Court denied on November 29, 2021. The plaintiff then filed a notice of appeal on December 28, 2021, and the appeal was opened in the U.S. Court of Appeals for the Tenth Circuit, which is now fully briefed, including oral argument on January 17, 2023, and is awaiting a decision.

Between March 9, 2017 and April 17, 2017, a series of putative stockholder derivative class actions were brought against all of PPC’s directors and two executives, William Lovette and Fabio Sandri, in the Nineteenth Judicial District Court for the County of Weld in Colorado (“Weld County Court”). The complaints allege, among other things, that the named defendants breached their fiduciary duties by failing to prevent PPC and its officers from engaging in an antitrust conspiracy as alleged in the Broiler Antitrust Litigation and issuing false and misleading statements as alleged in the Hogan Litigation. The complaints were amended and consolidated, adding former PPC executives Jayson Penn, Roger Austin, and Jimmie Little as named defendants, and styled as DiSalvio and Brima v. Tomazoni, et al., 2017 CV 30207. Following a series of stays in the action, PPC filed a motion to dismiss, which the Weld County Court granted in its entirety and with prejudice on December 12, 2022. On December 27, 2022, the plaintiffs filed a motion for reconsideration, which the Weld County Court denied on March 2, 2023. On March 15, 2023, the plaintiffs filed an additional motion for reconsideration. On April 25, 2023, the Weld County Court affirmed its dismissal of the case with prejudice.
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
On September 1, 2020, February 22, 2021, and October 28, 2021, the Attorneys General in New Mexico (State of New Mexico v. Koch Foods, et al., D-101-CV-2020-01891), Alaska (State of Alaska v. Agri Stats, Inc., et al., 3AN-21-04632), and Washington (State of Washington v. Tyson Foods Inc., et al., 21-2-14174-5), respectively, filed complaints against PPC based on allegations similar to those asserted in the Broiler Antitrust Litigation. PPC has answered all of the complaints and each case is now in discovery. On March 9, 2023, PPC entered into an agreement to settle all claims made by the State of Washington for $11.0 million.
U.S. Federal Matters
On February 9, 2022, the Company learned that the DOJ opened a civil investigation into human resources antitrust matters, and on October 6, 2022, the Company learned that the DOJ opened a civil investigation into grower contracts and payment practices. The Company is cooperating with the DOJ in its investigations. The DOJ has informed the Company that it is likely to file a civil complaint pursuant to at least one of these investigations.
20.    BUSINESS INTERRUPTION INSURANCE
The Company experienced business interruptions from the COVID-19 pandemic and a tornado on December 10, 2021 in Mayfield, Kentucky that significantly damaged two hatcheries and a feed mill. The Company maintains certain insurance coverage, including business interruption insurance, intended to cover such circumstances. In the three months ended March 26, 2023, the Company received $1.2 million in proceeds from business interruption insurance. In the three months ended March 26, 2023, the Company recognized $35.9 million in income from business interruption insurance in Cost of sales on the Condensed Consolidated Statement of Income, with $25.3 million in the U.S. reportable segment and $10.6 million in the U.K. and Europe reportable segment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
We reported net income attributable to Pilgrim’s of $5.2 million, or $0.02 per diluted common share, and loss before tax totaling $3.2 million, for the three months ended March 26, 2023. These operating results included net sales of $4.2 billion, gross profit of $173.0 million and $161.7 million of cash used in operating activities. We generated a consolidated operating margin of 0.8%. For the three months ended March 26, 2023, we generated EBITDA and Adjusted EBITDA of $134.1 million and $151.9 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
During the first quarter of 2023, we continued to experience challenges from inflation in commodity, labor and other operating costs across all our businesses. The global feed ingredient and energy markets continue to be impacted by the Russia-Ukraine war, driving up prices as supply out of the Black Sea region is disrupted and future production is at risk. Despite inflationary headwinds and softening consumer demand throughout the U.K. and E.U., we have and will continue to invest in our people, implement supply chain solutions, and conduct customer negotiations for cost recovery. Our Mexico segment is managing through challenges as Mexico remains a volatile market given inflationary pressures, implications of more bird disease, an evolving global protein industry, and overall business seasonality.
We have responded to these challenges by continuing negotiations with customers to recoup the extraordinary costs we have experienced. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.
Russia-Ukraine War Impacts
The Russia-Ukraine war began in February 2022. The impact of the ongoing war and sanctions will not be limited to businesses that operate in Russia and Ukraine and has negatively impacted and will likely continue to negatively impact other global economic markets including where we operate. The impacts have included and may continue to include, but are not limited to, higher prices for commodities, such as food products, ingredients and energy products, increasing inflation in some countries, and disrupted trade and supply chains. The conflict has disrupted shipments of grains, vegetable oils, fertilizer and energy products.
The impact on the agriculture markets falls into two main categories: (1) the effect on Ukrainian crop production, as the region is key in global grain production; and (2) the duration of the disruption in trade flows. Safety and financing concerns in the region are restricting export execution, which is in turn forcing grain and oil demand to find alternative supply. The duration of the war and related volatility makes global markets extremely sensitive to growing-season weather in other global grain producing regions and has led to a large risk premium in futures prices. The continued volatility in the global markets as a result of the war has adversely impacted our costs by driving up prices, raising inflation and increasing pressure on the supply of feed ingredients and energy products throughout the global markets. In the first quarter of 2023, Ukraine grain export volumes continued to recover, but still remain below pre-war volumes. Their supply constraints did not have a material impact on our costs during the first quarter.
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
U.S. commodity market prices for chicken products during the first quarter of 2023 evolved seasonally, while remaining below prior year levels and slightly below the 5-year average throughout the period. Per the April 2023, U.S. Department of Agriculture (or “USDA”) report on world agriculture supply and demand estimates (or “WASDE”), estimated industry ready-to-cook production exceeded levels from the prior year by 3.4%. The increase is due to growing headcounts and increased liveweights, a trend consistent over the last year.

During the first quarter of 2023, the U.S. chicken market showed mild volume demand growth. Retail volumes remained stable despite relatively higher consumer point-of-sale prices when compared to the prior year. Foodservice distribution volume demand increased while the export channel volume shipments increased through the first three months of the quarter. Cold storage inventories, which ended 2022 at 7% above the 5-year average, declined by 8.3% from prior year-end levels as of the end of March 2023 and are now near the 5-year average. Meanwhile, competing protein production levels have remained flat relative to the prior year as declines in beef production have been offset by growth in pork production through the first three months of 2023.
With U.S. chicken market prices entering the year at levels near the bottom of the most recent 5-year range, production growth and elevated cold storage stocks in the early part of the first quarter of 2023 provided sufficient supply to meet the needs of the mild volume demand growth. This resulted in normal seasonal movements of market prices for chicken products in the first quarter of 2023.
During the first quarter of 2023, the U.K. chicken market continued to see increased costs of ingredients and packaging. Through our current customer models and additional negotiations we have offset the majority of these cost increases. Our labor and feed ingredient costs for the first quarter 2023 were consistent with the fourth quarter of 2022. We continue to focus on managing costs, including labor and yield efficiencies, agricultural performance and increasing operational efficiency through investments in capital projects.
Commodity prices for chicken in Mexico fluctuated during the first quarter of 2023 resulting in a slight increase in the price as of the end of the quarter, but below prior year levels. The cost to produce also increased from same quarter prior year due to significant increases in corn and soy, the two main ingredients used for feed in Mexico.
Prices for the remainder of the year will depend on (1) the evolution of foodservice, retail and export meat demand and (2) factors such as government regulation, the ongoing Russia-Ukraine war, feed production input costs, further spread of avian influenza both domestically and abroad, uncertainty surrounding the general economy and overall protein supply.
U.K. market prices for pork products have continued to recover during the first quarter of 2023, with growth during the quarter continuing the upward trend from 2022, reflecting pig shortages from a 20% reduction of the English sow herd during 2022. This was supported by recovery in the E.U. market, which has seen pig prices grow faster than the U.K. market during the first quarter, with the U.K. market price now being in line with Germany. Due to increased market pricing and stabilization of feed prices in the first quarter, U.K. pig farming is now close to a break even point.
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
Results of Operations
Three Months Ended March 26, 2023 Compared to the Three Months Ended March 27, 2022
Net sales. Net sales generated in the three months ended March 26, 2023 decreased $74.8 million, or 1.8%, from net sales generated in the three months ended March 27, 2022. The following table provides net sales information:

Sources of net sales	Three Months Ended March 26, 2023	Change from Three Months Ended March 27, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,432,568	$(148,640)	(5.8)%
U.K. and Europe	1,239,264	47,282	4.0%
Mexico	493,796	26,591	5.7%
Total net sales	$4,165,628	$(74,767)	(1.8)%
U.S. Reportable Segment. U.S. net sales generated in the three months ended March 26, 2023 decreased $148.6 million, or 5.8%, from U.S. net sales generated in the three months ended March 27, 2022 primarily due to a decrease in net sales per pound of $169.7 million, or 6.6 percentage points. The decrease in net sales per pound was partially offset by an increase in sales volume of $21.1 million, or 0.8 percentage points. The decrease in net sales per pound was driven primarily by decreases in market price during the three months ended March 26, 2023.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the three months ended March 26, 2023 increased $47.3 million, or 4.0%, from U.K. and Europe net sales generated in the three months ended March 27, 2022 primarily due to an increase in net sales per pound of $232.2 million, or 19.5 percentage points, partially offset by the impact of foreign currency translation of $132.0 million, or 11.1 percentage points, and a decrease in sales volume of $52.9 million, or 4.4 percentage points. The increase in net sales per pound was driven by price increases necessary to recover increased feed ingredients, labor, utilities and other operating costs.
Mexico Reportable Segment. Mexico net sales generated in the three months ended March 26, 2023 increased $26.6 million, or 5.7%, from Mexico net sales generated in the three months ended March 27, 2022 primarily due to an increase from the impact of foreign currency remeasurement of $42.9 million, or 9.2 percentage points, and an increase in net sales per pound of $12.7 million, or 2.7 percentage points. These increases were partially offset by a decrease in sales volume of $29.0 million, or 6.2 percentage points. The increase in net sales per pound was driven primarily by higher chicken prices that resulted from solid market fundamentals.
Gross profit and cost of sales. Gross profit decreased by $368.9 million, or 68.1%, from $542.0 million generated in the three months ended March 27, 2022 to $173.0 million generated in the three months ended March 26, 2023. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended March 26, 2023	Change from Three Months Ended March 27, 2022		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 26, 2023	March 27, 2022
	(In thousands, except percent data)
Net sales	$4,165,628	$(74,767)	(1.8)%	100.0%	100.0%
Cost of sales	3,992,581	294,166	8.0%	95.8%	87.2%
Gross profit	$173,047	$(368,933)	(68.1)%	4.2%	12.8%

Sources of gross profit	Three Months Ended March 26, 2023	Change from Three Months Ended March 27, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$38,329	$(383,675)	(90.9)%
U.K. and Europe	84,193	45,114	115.4%
Mexico	50,512	(30,371)	(37.5)%
Elimination	13	(1)	(7.1)%
Total gross profit	$173,047	$(368,933)	(68.1)%

Sources of cost of sales	Three Months Ended March 26, 2023	Change from Three Months Ended March 27, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,394,239	$235,035	10.9%
U.K. and Europe	1,155,071	2,168	0.2%
Mexico	443,284	56,962	14.7%
Elimination	(13)	1	7.1%
Total cost of sales	$3,992,581	$294,166	8.0%

U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended March 26, 2023 increased $235.0 million, or 10.9%, from cost of sales incurred by our U.S. segment during the three months ended March 27, 2022. The increase in cost of sales was primarily driven by an increase in cost per pound sold of $213.6 million, or 9.9 percentage points, and an increase in sales volume of $17.6 million, or 0.8 percentage points. The increase in cost per pound sold included increases in live operations costs, payroll costs, and a shift from net derivative gain in the prior year to net derivative loss in the current year on commodity derivatives. These increases were partially offset by a decrease in cost of sales related to income of $25.3 million recognized for proceeds from business interruption insurance recoveries related to the Mayfield tornado losses. The increase in live operations costs includes an increase of $107.6 million in feed costs and a $27.6 million increase in chick costs from rate increases. The increase in feed costs was driven primarily from higher corn and soy prices, our main ingredients in feed.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the three months ended March 26, 2023 increased $2.2 million, or 0.2%, from cost of sales incurred by our U.K. and Europe segment during the three months ended March 27, 2022. The increase in cost of sales was primarily driven by an increase in cost per pound sold of $175.5 million, or 15.1 percentage points, partially offset by the impact of foreign currency translation and decreased sales volume of $123.0 million, or 10.7 percentage points, and $50.3 million, or 4.4 percentage points, respectively. The increase in cost per pound sold was driven by inflation in feed ingredients, labor, utilities and other operating costs.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended March 26, 2023 increased $57.0 million, or 14.7%, from cost of sales incurred by our Mexico segment during the three months ended March 27, 2022. This increase was driven by increased cost per pound sold of $42.4 million, or 11.0 percentage points, and the impact of foreign currency remeasurement of $38.6 million, or 9.9 percentage points. The increase in cost per pound sold was driven by higher input costs, such as feed ingredients and hatchery egg costs. These increases were partially offset by a decrease in sales volume of $24.0 million, or 6.2 percentage points.
Operating income and SG&A expense. Operating income decreased by $370.7 million, or 92.2%, from income of $402.0 million generated in the three months ended March 27, 2022 to income of $31.3 million generated in the three months ended March 26, 2023. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended March 26, 2023	Change from Three Months Ended March 27, 2022		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 26, 2023	March 27, 2022
	(In thousands, except percent data)
Gross profit	$173,047	$(368,933)	(68.1)%	4.2%	12.8%
SG&A expense	133,678	(6,289)	(4.5)%	3.2%	3.3%
Restructuring activities	8,026	8,026	NA	0.2%	NA
Operating income	$31,343	$(370,670)	(92.2)%	0.8%	9.5%

Sources of operating income (loss)	Three Months Ended March 26, 2023	Change from Three Months Ended March 27, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$(28,106)	$(383,181)	(107.9)%
U.K. and Europe	25,261	46,901	(216.7)%
Mexico	34,175	(34,389)	(50.2)%
Eliminations	13	(1)	(7.1)%
Total operating income	$31,343	$(370,670)	(92.2)%

Sources of SG&A expense	Three Months Ended March 26, 2023	Change from Three Months Ended March 27, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$66,435	$(494)	(0.7)%
U.K. and Europe	50,906	(9,813)	(16.2)%
Mexico	16,337	4,018	32.6%
Total SG&A expense	$133,678	$(6,289)	(4.5)%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended March 26, 2023 decreased $0.5 million, or 0.7%, from SG&A expense incurred by our U.S. reportable segment during the three months ended March 27, 2022. The decrease in SG&A expense resulted primarily from the decrease in recognition of legal defense costs, partially offset by recognition of legal settlement expense in current year. Other factors affecting U.S. SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the three months ended March 26, 2023 decreased $9.8 million, or 16.2%, from SG&A expense incurred by our U.K. and Europe segment during the three months ended March 27, 2022. The decrease in SG&A expense was driven by the impact of foreign currency translation and the expiration of the transition services agreement between the Company and Kerry Group plc from the acquisition of the PFM business. Other factors affecting U.K. and Europe SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended March 26, 2023 increased approximately $4.0 million, or 32.6%, from SG&A expense incurred by our Mexico segment during the three months ended March 27, 2022. The primary driver of the increase in SG&A expense was marketing costs. Other factors affecting Mexico SG&A expense were individually immaterial.
Net interest expense. Net interest expense increased to $39.1 million recognized in the three months ended March 26, 2023 from $35.0 million recognized in the three months ended March 27, 2022. The increase in net interest expense resulted primarily from interest expense on outstanding borrowings due to increased borrowing rates. Average borrowings decreased by $0.2 billion from $3.4 billion during the three months ended March 27, 2022 to $3.2 billion during the three months ended March 26, 2023 and the weighted average rate of interest increased by 0.7 percentage points. As a percent of net sales, interest expense in the three months ended March 26, 2023 and March 27, 2022 was 0.9% and 0.8%, respectively.
Income taxes. Income tax decreased to a benefit of $8.8 million, a 275.5% effective tax rate, for the three months ended March 26, 2023 compared to an income tax expense of $75.2 million, a 21.1% effective tax rate, for the three months ended March 27, 2022. The decrease in income tax expense resulted primarily from the decrease in profit before taxes.

Liquidity and Capital Resources
    The following table presents our available sources of liquidity as of March 26, 2023:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$150.7
Borrowing arrangements:
U.S. Credit Facility Revolving Note Payable(a)	800.0	35.0	730.0
U.S. Credit Facility Term Loans(b)	700.0	473.8	—
Mexico Credit Facility(c)	81.3	—	81.3
U.K. and Europe Revolver Facility(d)	183.5	—	183.5
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at March 26, 2023 totaled $35.0 million.
(b)For more information on the U.S. Credit Facility Term Loans, refer to “Note 12. Debt.”
(c)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $81.3 million (Mex$1.5 billion).
(d)The U.S. dollar-equivalent of the facility amount under the U.K. and Europe Revolver Facility is $183.5 million (£150.0 million).
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds

Cash Flows from Operating Activities	Three Months Ended
	March 26, 2023	March 27, 2022
	(In millions)
Net income	$5.6	$280.6
Net noncash expenses	65.4	85.8
Changes in operating assets and liabilities:
Trade accounts and other receivables	(132.8)	(66.7)
Inventories	(30.3)	(146.0)
Prepaid expenses and other current assets	(20.3)	(5.9)
Accounts payable, accrued expenses and other current liabilities	(43.6)	(2.5)
Income taxes	3.2	84.8
Long-term pension and other postretirement obligations	1.0	(1.1)
Other operating assets and liabilities	(9.9)	(2.0)
Cash provided by (used in) operating activities	$(161.7)	$227.0
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by or used in operating activities included net noncash expenses of $65.4 million for the three months ended March 26, 2023. Net noncash expense items included depreciation and amortization of $98.3 million, loan cost amortization of $1.3 million, stock-based compensation of $1.2 million and accretion of discounts related to Senior Notes of $0.4 million. These expense items were partially offset by a deferred income tax benefit of $26.3 million and gains on property disposals of $9.3 million.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $132.8 million use of cash related to operating activities for the three months ended March 26, 2023. This change primarily resulted from an increase in trade accounts receivable and receivables from insurance recoveries recognized in March 2023. The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $66.7 million use of cash related to operating activities for the three months ended March 27, 2022. This change primarily resulted from an increase in trade accounts receivable due to increased sales.
The change in inventories represented a $30.3 million use of cash related to operating activities for the three months ended March 26, 2023. This change resulted primarily from increased raw material costs, such as feed ingredients, and increased finished goods inventories. The change in inventories represented a $146.0 million use of cash related to operating activities for the three months ended March 27, 2022. This change resulted primarily from increased raw material costs, such as feed ingredients.
The change in prepaid expenses and other current assets represented a $20.3 million use of cash related to operating activities for the three months ended March 26, 2023. This change resulted primarily from a net increase in VAT refund receivables. The change in prepaid expenses and other current assets represented a $5.9 million use of cash related to operating activities for the three months ended March 27, 2022. This change resulted primarily from a net increase in commodity derivative assets.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities represented a $43.6 million use of cash related to operating activities for the three months ended March 26, 2023. This change resulted primarily from the payment of bonuses accrued in 2022. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities, including accounts payable to related parties, represented a $2.5 million use of cash related to operating activities for the three months ended March 27, 2022. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $3.2 million and $84.8 million source of cash related to improved operating results for the three months ended March 26, 2023 and March 27, 2022, respectively.

Cash Flows from Investing Activities	Three Months Ended
	March 26, 2023	March 27, 2022
	(In millions)
Acquisitions of property, plant and equipment	$(131.7)	$(81.6)
Proceeds from property disposals	12.6	0.8
Proceeds from property insurance recoveries	1.6	—
Purchase of acquired businesses, net of cash acquired	—	(4.8)
Cash used in investing activities	$(117.5)	$(85.6)
Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the three months ended March 26, 2023 and March 27, 2022. Capital expenditures in 2023 also included investments in the Athens, GA plant expansion, the South Georgia protein conversion plant and other automation projects. Proceeds from property disposals were primarily for the sale of a farm in Mexico. Proceeds from property insurance recoveries reflects cash received on insurance claims related to the losses incurred from the Mayfield, Kentucky tornado that occurred in December 2021.

Cash Flows from Financing Activities	Three Months Ended
	March 26, 2023	March 27, 2022
	(In millions)
Proceeds from revolving line of credit and long-term borrowings	$35.0	$228.5
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(6.5)	(32.1)
Distribution from Tax Sharing Agreement with JBS USA Holdings	(1.6)	(2.0)
Purchase of common stock under share repurchase program	—	(27.0)
Payments of capitalized loan costs	—	(1.1)
Cash provided by financing activities	$26.9	$166.3
Proceeds from revolving line of credit and long-term borrowings include the borrowing on the revolver under the U.S. Credit Facility of $35.0 million. Payments on revolving line of credit, long-term borrowings and finance lease obligations include a principal payment of $6.3 million on the U.S. term loan and payments of $0.2 million on finance leases. The Distribution from Tax Sharing Agreement with JBS USA Holdings is payment of net tax incurred during the tax year 2022 under the tax sharing agreement.

Debt
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and other term loan agreements. For a description, refer to “Note 12. Debt.”
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility.
Obligor Group Summarized Financial Information
All of the senior unsecured registered notes (collectively, the “Pilgrim’s Senior Notes”) issued by Pilgrim’s Pride Corporation are fully and unconditionally guaranteed by Pilgrim’s Pride Corporation of West Virginia Inc., JFC LLC, Gold’n Plump Farms LLC and Gold’n Plump Poultry LLC (the “Subsidiary Guarantors”). See “Note 12. Debt” of our Condensed Consolidated Financial Statements included in this quarterly report for additional descriptions of these guarantees.
The following tables present summarized financial information for Pilgrim’s Pride Corporation parent company only (as issuer of the Pilgrim’s Senior Notes) and the Subsidiary Guarantors (together, the “Obligor Group”), on a combined basis after the elimination of all intercompany balances and transactions between Pilgrim’ Pride Corporation parent company only and the Subsidiary Guarantors and investments in any non-obligated subsidiary.

Summarized Balance Sheets	March 26, 2023	December 25, 2022
	(In millions)
Current assets	$1,915	$1,983
Current assets due from non-obligated subsidiaries(a)	175	170
Current assets due from related parties(b)	2	2
Noncurrent assets	1,986	1,945
Current liabilities	1,333	1,402
Current liabilities due to non-obligated subsidiaries(a)	340	253
Current liabilities due to related parties(b)	10	8
Noncurrent liabilities	3,463	3,459
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-obligated subsidiaries.
(b)    Represents receivables due from and payables due to JBS affiliates.

Summarized Income Statements	Three Months Ended March 26, 2023
(In millions)
Net sales	$2,509
Gross profit(a)	41
Operating income	(13)
Net income	(49)
Net income attributable to Obligor Group	(49)
(a)     For the three months ended March 26, 2023, the Obligor Group recognized $37.9 million of net sales to the non-obligated subsidiaries and no purchases from the non-obligated subsidiaries.
Recent Accounting Pronouncements
See “Note 1. Business and Summary of Significant Accounting Policies” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to these recent accounting pronouncements.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the fiscal year ended December 25, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2023 (the “2022 Annual Report”).

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses, (2) costs related to litigation settlements, (3) restructuring activities losses, (4) transaction costs related to acquisitions, (5) property insurance recoveries for Mayfield, Kentucky tornado property damage losses, and (6) net income attributable to noncontrolling interests. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

Three Months Ended
March 26, 2023
(In thousands)
Net income	$5,631
Add:
Interest expense, net	39,062
Income tax benefit	(8,840)
Depreciation and amortization	98,257
EBITDA	134,110
Add:
Foreign currency transaction losses	18,143
Litigation settlements	11,200
Restructuring activities losses	8,026
Minus:
Property insurance recoveries for Mayfield tornado losses	19,086
Net income attributable to noncontrolling interest	444
Adjusted EBITDA	$151,949

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

	Three Months Ended March 26, 2023
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$1,131,382	$113,138
Feed ingredient inventory(b)	260,058	26,006
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended March 26, 2023.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of March 26, 2023.

	March 26, 2023
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$47,812	$4,781
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of March 26, 2023.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $71.3 million as of March 26, 2023.
Variable-rate debt. Our variable-rate debt instruments represent approximately 15.9% of our total debt as of March 26, 2023. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 100 basis points would have increased our interest expense by $4.9 million for the three months ended March 26, 2023.

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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of March 26, 2023. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Three Months Ended March 26, 2023
	Impact of 10% Deterioration in Exchange Rate	Impact of 10% Appreciation in Exchange Rate
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(10,277)	$12,561
Exchange rate of Mexican peso to the U.S. dollar:
As reported	18.44	18.44
Hypothetical 10% change	20.29	16.60
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
Net Assets. As of March 26, 2023, our U.K. and Europe subsidiaries that are denominated in British pounds had net assets of $4.1 billion. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our U.K. and Europe subsidiaries by $368.8 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our U.K. and Europe subsidiaries of $450.7 million.
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
•Extreme weather or natural disasters;
•The impact of uncertainties in litigation; and
•Other risks described herein and under “Risk Factors” in our 2022 Annual Report.
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
As of March 26, 2023, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 26, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended March 26, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required with respect to this item can be found in Part I, Item 1, Notes to Consolidated Financial Statements, “Note 19. Commitments and Contingencies” in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, please see “ Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC and the risk factors below.
Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.
We and our third-party vendors have experienced increased labor shortages at some of our production facilities and other locations. Although we have historically experienced some level of ordinary course turnover of employees, the impact of the COVID-19 pandemic and resulting actions have exacerbated labor shortages and increased turnover. Several factors have had and may continue to have adverse effects on the labor force available to us and our third-party vendors, including government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and work authorization. Labor shortages and increased turnover rates within the Company and our third-party vendors have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity and could result in downtime of our production facilities. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation for any of the foregoing reasons could have a material adverse impact on our operations, results of operations, reputation, liquidity or cash flows.

ITEM 6.    EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company. (incorporated by reference from Exhibit 3.1 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

3.2	Amended and Restated Corporate Bylaws of the Company. (incorporated by reference from Exhibit 3.2 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

4.1
Indenture dated as of April 19, 2023, among the Company, the Guarantors and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K (No. 001-02973) filed on April 19, 2023).

4.2
First Supplemental Indenture dated as of April 19, 2023, among the Company, the Guarantors and the Trustee (incorporated by reference from Exhibit 4.2 of the Company's Current Report on Form 8-K (No. 001-02973) filed on April 19, 2023).

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

PILGRIM’S PRIDE CORPORATION

Date: April 26, 2023	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)