Form 10-Q
period 2023-06-25
PILGRIMS PRIDE CORP
filed 2023-07-27
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of July 26, 2023, was 236,789,929.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 25, 2023	December 25, 2022
	(In thousands)
Cash and cash equivalents	$730,980	$400,988
Restricted cash and restricted cash equivalents	46,030	33,771
Trade accounts and other receivables, less allowance for credit losses	1,163,425	1,097,212
Accounts receivable from related parties	1,697	2,512
Inventories	2,047,817	1,990,184
Income taxes receivable	133,747	155,859
Prepaid expenses and other current assets	241,138	211,092
Total current assets	4,364,834	3,891,618
Deferred tax assets	17,949	1,969
Other long-lived assets	21,989	41,574
Operating lease assets, net	281,159	305,798
Intangible assets, net	868,095	846,020
Goodwill	1,282,946	1,227,944
Property, plant and equipment, net	3,085,539	2,940,846
Total assets	$9,922,511	$9,255,769

Accounts payable	$1,515,540	$1,587,939
Accounts payable to related parties	14,718	12,155
Revenue contract liabilities	61,233	34,486
Accrued expenses and other current liabilities	934,396	850,899
Income taxes payable	15,487	58,411
Current maturities of long-term debt	985	26,279
Total current liabilities	2,542,359	2,570,169
Noncurrent operating lease liabilities, less current maturities	213,350	230,701
Long-term debt, less current maturities	3,699,607	3,166,432
Deferred tax liabilities	336,579	364,184
Other long-term liabilities	58,028	71,007
Total liabilities	6,849,923	6,402,493
Common stock	2,619	2,617
Treasury stock	(544,687)	(544,687)
Additional paid-in capital	1,973,498	1,969,833
Retained earnings	1,815,142	1,749,499
Accumulated other comprehensive loss	(187,342)	(336,448)
Total Pilgrim’s Pride Corporation stockholders’ equity	3,059,230	2,840,814
Noncontrolling interest	13,358	12,462
Total stockholders’ equity	3,072,588	2,853,276
Total liabilities and stockholders’ equity	$9,922,511	$9,255,769
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
	(in thousands, except per share data)
Net sales	$4,308,091	$4,631,648	$8,473,719	$8,872,043
Cost of sales	4,029,666	3,954,877	8,022,247	7,653,292
Gross profit	278,425	676,771	451,472	1,218,751
Selling, general and administrative expense	148,436	163,867	282,114	303,834
Restructuring activities	29,718	—	37,744	—
Operating income	100,271	512,904	131,614	914,917
Interest expense, net of capitalized interest	47,152	38,112	89,814	74,408
Interest income	(7,628)	(1,010)	(11,228)	(2,284)
Foreign currency transaction losses	16,395	2,758	34,538	14,294
Miscellaneous, net	(1,331)	(1,688)	(23,984)	(2,012)
Income before income taxes	45,683	474,732	42,474	830,511
Income tax expense (benefit)	(15,225)	112,711	(24,065)	187,930
Net income	60,908	362,021	66,539	642,581
Less: Net income (loss) attributable to noncontrolling interests	452	(95)	896	27
Net income attributable to Pilgrim’s Pride Corporation	$60,456	$362,116	$65,643	$642,554

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	236,733	240,366	236,659	242,018
Effect of dilutive common stock equivalents	476	607	527	619
Diluted	237,209	240,973	237,186	242,637

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.26	$1.51	$0.28	$2.65
Diluted	$0.25	$1.50	$0.28	$2.65
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
	(In thousands)
Net income	$60,908	$362,021	$66,539	$642,581
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	101,281	(199,328)	143,925	(257,530)
Derivative financial instruments designated as cash flow hedges:
Losses arising during the period	(1,677)	(851)	(1,659)	(323)
Income tax effect	—	—	—	—
Reclassification to net earnings for losses (gains) realized	(285)	1,162	(349)	1,319
Income tax effect	—	18	—	(24)
Available-for-sale securities:
Losses arising during the period	(94)	—	(54)	—
Income tax effect	23	—	13	—
Reclassification to net earnings for gains realized	47	—	29	—
Income tax effect	(12)	—	(7)	—
Defined benefit plans:
Gains arising during the period	5,760	7,502	9,993	16,153
Income tax effect	(2,546)	(1,837)	(3,127)	(4,009)
Reclassification to net earnings of losses realized	266	345	448	577
Income tax effect	(63)	(84)	(106)	(141)
Total other comprehensive income (loss), net of tax	102,700	(193,073)	149,106	(243,978)
Comprehensive income	163,608	168,948	215,645	398,603
Less: Comprehensive income (loss) attributable to noncontrolling interests	452	(95)	896	27
Comprehensive income attributable to Pilgrim’s Pride Corporation	$163,156	$169,043	$214,749	$398,576
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended June 25, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 25, 2022	261,611	$2,617	(25,142)	$(544,687)	$1,969,833	$1,749,499	$(336,448)	$12,462	$2,853,276
Net income	—	—	—	—	—	65,643	—	896	66,539
Other comprehensive income, net of tax	—	—	—	—	—	—	149,106	—	149,106
Stock-based compensation plans:
Common stock issued under compensation plans	264	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	3,667	—	—	—	3,667
Balance at June 25, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,973,498	$1,815,142	$(187,342)	$13,358	$3,072,588

Three Months Ended June 25, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 26, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,971,038	$1,754,686	$(290,042)	$12,906	$2,906,520
Net income	—	—	—	—	—	60,456	—	452	60,908
Other comprehensive loss, net of tax	—	—	—	—	—	—	102,700	—	102,700
Stock-based compensation plans:
Requisite service period recognition	—	—	—	—	2,460	—	—	—	2,460
Balance at June 25, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,973,498	$1,815,142	$(187,342)	$13,358	$3,072,588

Six Months Ended June 26, 2022	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,964,028	$1,003,569	$(47,997)	$11,854	$2,588,934
Net income	—	—	—	—	—	642,554	—	27	642,581
Other comprehensive loss, net of tax	—	—	—	—	—	—	(243,978)	—	(243,978)
Stock-based compensation plans:
Common stock issued under compensation plans	231	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	4,536	—	—	—	4,536
Common stock purchased under share repurchase program	—	—	(4,632)	(119,989)	—	—	—	—	(119,989)
Balance at June 26, 2022	261,578	$2,616	(22,305)	$(465,123)	$1,968,562	$1,646,123	$(291,975)	$11,881	$2,872,084

Three Months Ended June 26, 2022	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 27, 2022	261,568	$2,616	(18,831)	$(372,157)	$1,966,066	$1,284,007	$(98,902)	$11,976	$2,793,606
Net income (loss)	—	—	—	—	—	362,116	—	(95)	362,021
Other comprehensive loss, net of tax	—	—	—	—	—	—	(193,073)	—	(193,073)
Stock-based compensation plans:
Common stock issued under compensation plans	10	—	—	—	—	—	—	—	—
Requisite service period recognition	—	—	—	—	2,496	—	—	—	2,496
Common stock purchased under share repurchase program	—	—	(3,474)	(92,966)	—	—	—	—	(92,966)
Balance at June 26, 2022	261,578	$2,616	(22,305)	$(465,123)	$1,968,562	$1,646,123	$(291,975)	$11,881	$2,872,084
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 25, 2023	June 26, 2022
	(In thousands)
Cash flows from operating activities:
Net income	$66,539	$642,581
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	203,114	201,996
Deferred income tax benefit	(56,151)	(35,538)
Loss (gain) on property disposals	(9,316)	2,718
Loan cost amortization	4,733	2,827
Asset impairment	4,011	—
Stock-based compensation	3,300	4,346
Accretion of discount related to Senior Notes	980	859
Loss on equity-method investments	328	4
Changes in operating assets and liabilities:
Trade accounts and other receivables	(54,971)	(216,523)
Inventories	(45,242)	(309,360)
Prepaid expenses and other current assets	(27,754)	13,173
Accounts payable, accrued expenses and other current liabilities	5,139	96,083
Income taxes	9,933	21,959
Long-term pension and other postretirement obligations	944	(1,717)
Other operating assets and liabilities	(16,246)	(2,189)
Cash provided by operating activities	89,341	421,219
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(286,630)	(196,205)
Proceeds from insurance recoveries	20,681	—
Proceeds from property disposals	15,008	2,362
Purchase of acquired business, net of cash acquired	—	(4,847)
Cash used in investing activities	(250,941)	(198,690)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	1,078,032	351,065
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(565,658)	(170,022)
Payments of capitalized loan costs	(10,353)	(3,052)
Payment of equity distribution under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	(1,592)	(1,961)
Purchase of common stock under share repurchase program	—	(119,989)
Cash provided by financing activities	500,429	56,041
Effect of exchange rate changes on cash and cash equivalents	3,422	(6,067)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	342,251	272,503
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	434,759	450,121
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$777,010	$722,624
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 110 countries. Our fresh products consist of refrigerated (nonfrozen) whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meat balls. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food-to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in the U.S., the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of June 25, 2023, Pilgrim’s had approximately 61,900 employees and had the capacity to process approximately 42.1 million birds per 5-day work week. Approximately 4,655 contract growers supply chicken for the Company’s operations. As of June 25, 2023, PPC had the capacity to process approximately 33,500 pigs per 5-day work week and 226 contract growers supply pigs for the Company’s operations. As of June 25, 2023, JBS S.A., through its indirect wholly-owned subsidiaries (collectively, “JBS”), beneficially owned 82.6% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the six months ended June 25, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 25, 2022.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2023) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The six months ended June 25, 2023 represents the period from December 26, 2022 through June 25, 2023. The six months ended June 26, 2022 represents the period from December 27, 2021 through June 26, 2022.
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
The functional currency of the Company’s U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and the Republic of Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company’s operations in France, the Netherlands and the Republic of Ireland is the euro. For foreign currency-denominated entities other than the Company’s Mexico operations, translation from local currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect as of the balance sheet date.

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
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 25, 2023	December 25, 2022
	(In thousands)
Cash and cash equivalents	$730,980	$400,988
Restricted cash and restricted cash equivalents	46,030	33,771
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$777,010	$434,759
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
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended June 25, 2023
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$1,992,208	$221,655	$139,498	$92,847	$2,446,208
U.K. and Europe	280,707	878,720	117,103	34,220	1,310,750
Mexico	473,742	49,848	—	27,543	551,133
Total net sales	$2,746,657	$1,150,223	$256,601	$154,610	$4,308,091

	Three Months Ended June 26, 2022
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$2,312,418	$303,963	$141,015	$142,483	$2,899,879
U.K. and Europe	232,045	791,189	184,862	36,956	1,245,052
Mexico	425,849	39,338	—	21,530	486,717
Total net sales	$2,970,312	$1,134,490	$325,877	$200,969	$4,631,648

	Six Months Ended June 25, 2023
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$3,935,994	$466,456	$267,773	$208,553	$4,878,776
U.K. and Europe	545,370	1,710,449	234,724	59,471	2,550,014
Mexico	885,661	96,204	—	63,064	1,044,929
Total net sales	$5,367,025	$2,273,109	$502,497	$331,088	$8,473,719

	Six Months Ended June 26, 2022
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$4,400,039	$559,050	$274,812	$247,186	$5,481,087
U.K. and Europe	469,354	1,537,825	358,273	71,582	2,437,034
Mexico	836,269	75,479	—	42,174	953,922
Total net sales	$5,705,662	$2,172,354	$633,085	$360,942	$8,872,043
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
Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 25, 2022	$34,486
Revenue recognized	(21,699)
Cash received, excluding amounts recognized as revenue during the period	48,446
Balance as of June 25, 2023	$61,233
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
The Company has operations in Mexico, the U.K., France, the Netherlands and the Republic of Ireland. Therefore, it has exposure to translational foreign exchange risk when the financial results of those operations are remeasured in U.S. dollars. The Company has purchased foreign currency forward contracts to manage a portion of this foreign exchange risk.
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
We have generally applied the normal purchase and normal sale scope exception ("NPNS") to our forward physical grain purchase contracts delivered by truck and to our forward physical natural gas and solar-generated power purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, amounts payable under these contracts are recorded when we take delivery of the contracted product and no amounts were recorded for the fair value of these contracts in the condensed consolidated financial statements at June 25, 2023 and December 25, 2022.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	June 25, 2023	December 25, 2022
	(In thousands)
Fair values:
Commodity derivative assets	$10,706	$17,922
Commodity derivative liabilities	(34,882)	(9,042)
Foreign currency derivative assets	1,312	555
Foreign currency derivative liabilities	(4,484)	(6,170)
Sales contract derivative liabilities	(1,178)	(3,705)
Cash collateral posted with brokers(a)	46,030	33,771
Derivatives coverage(b):
Corn	11.8%	14.4%
Soybean meal	18.2%	10.1%
Period through which stated percent of needs are covered:
Corn	March 2024	December 2023
Soybean meal	March 2024	December 2023
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
    The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended		Six Months Ended
Gains (Losses) by Type of Contract (a)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Foreign currency derivatives	$(28,551)	$(5,260)	$(47,654)	$(18,560)	Foreign currency transaction losses
Commodity derivatives	188	(12,517)	(16,347)	19,023	Cost of sales
Sales contract derivative liabilities	(1,637)	16,849	2,528	8,182	Net sales
Total	$(30,000)	$(928)	$(61,473)	$8,645
(a)Amounts represent income (expenses) related to results of operations.
    The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
	(In thousands)
Foreign currency derivatives	$16	$(866)	$(1,648)	$(343)

	Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended June 25, 2023			Three Months Ended June 26, 2022
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,308,091	$4,029,666	$47,152	$4,631,648	$3,954,877	$38,112
Impact from cash flow hedging instruments:
Foreign currency derivatives	120	56	—	(966)	196	—
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales and interest expense.

	Gains (Losses) Reclassified from AOCI into Income
	Six Months Ended June 25, 2023			Six Months Ended June 26, 2022
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$8,473,719	$8,022,247	$89,814	$8,872,043	$7,653,292	$74,408
Impact from cash flow hedging instruments:
Foreign currency derivatives	335	(14)	—	(933)	288	—
Interest rates swap derivatives	—	—	—	—	—	98
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales and interest expense.
At June 25, 2023, there was a $1.8 million pre-tax deferred net loss on foreign currency derivatives recorded in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gains to earnings.

4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	June 25, 2023	December 25, 2022
	(In thousands)
Trade accounts receivable	$1,051,942	$984,332
Notes receivable from third parties	48,586	33,477
Other receivables	72,544	88,962
Receivables, gross	1,173,072	1,106,771
Allowance for credit losses	(9,647)	(9,559)
Receivables, net	$1,163,425	$1,097,212

Accounts receivable from related parties(a)	$1,697	$2,512
(a)    Additional information regarding accounts receivable from related parties is included in “Note 17. Related Party Transactions.”
Activity in the allowance for credit losses was as follows:

Six Months Ended
June 25, 2023
(In thousands)
Balance, beginning of period	$(9,559)
Provision charged to operating results	(576)
Account write-offs and recoveries	1,166
Effect of exchange rate	(678)
Balance, end of period	$(9,647)
In June 2023, the Company and JBS USA Food Company (“JBS USA”) jointly entered into a receivables purchase agreement with a bank for an uncommitted facility with a maximum capacity of $265.0 million and no recourse to the Company or JBS USA. Under the facility, the Company may sell eligible trade receivables in exchange for cash. Transfers under the agreement are recorded as a sale under ASC 860 in the Broad Transactions – Transfers and Servicing topic. At the transfer date, the Company received cash equal to the face value of the receivables sold less a fee based on the current Secured Overnight Financing Rate (“SOFR”) plus an applicable margin applied over the customer payment term. The fees are immaterial.
5.     INVENTORIES
Inventories consisted of the following:

	June 25, 2023	December 25, 2022
	(In thousands)
Raw materials and work-in-process	$1,219,819	$1,204,092
Finished products	651,061	596,375
Operating supplies	73,679	95,367
Maintenance materials and parts	103,258	94,350
Total inventories	$2,047,817	$1,990,184
6.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	June 25, 2023		December 25, 2022
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$308,549	$308,722	$167,366	$167,430
Gross realized gains during the three and six months ended June 25, 2023 related to the Company’s available-for-sale securities were $4.4 million and $6.3 million, respectively and gross realized gains during the three and six months ended June 26, 2022 were immaterial. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the six months ended June 25, 2023 and June 26, 2022 that have been included in accumulated other comprehensive income (loss) and the net amount of gains and losses reclassified out of accumulated other comprehensive income (loss) to earnings during the six months ended June 25, 2023 and June 26, 2022 are disclosed in “Note 13. Stockholders’ Equity.”
7.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the six months ended June 25, 2023 was as follows:

	December 25, 2022	Currency Translation	June 25, 2023
	(In thousands)
U.S.	$41,936	$—	$41,936
U.K. and Europe	1,058,204	55,002	1,113,206
Mexico	127,804	—	127,804
Total	$1,227,944	$55,002	$1,282,946
Intangible assets consisted of the following:

	December 25, 2022	Amortization	Currency Translation	June 25, 2023
	(In thousands)
Cost:
Trade names not subject to amortization	$549,024	$—	$29,591	$578,615
Trade names subject to amortization	112,057	—	874	112,931
Customer relationships	427,662	—	13,217	440,879
Accumulated amortization:
Trade names	(53,708)	(1,898)	(139)	(55,745)
Customer relationships	(189,015)	(14,821)	(4,749)	(208,585)
Intangible assets, net	$846,020	$(16,719)	$38,794	$868,095
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
At June 25, 2023, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its intangible assets subject to amortization at that date.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	June 25, 2023	December 25, 2022
	(In thousands)
Land	$270,474	$263,494
Buildings	2,113,264	2,065,042
Machinery and equipment	3,746,044	3,651,464
Autos and trucks	86,388	77,865
Finance lease assets	5,710	5,710
Construction-in-progress	474,532	358,819
PP&E, gross	6,696,412	6,422,394
Accumulated depreciation	(3,610,873)	(3,481,548)
PP&E, net	$3,085,539	$2,940,846
The Company recognized depreciation expense of $96.4 million and $91.1 million during the three months ended June 25, 2023 and June 26, 2022, respectively. The Company recognized depreciation expense of $186.4 million and $184.5 million during the six months ended June 25, 2023 and June 26, 2022, respectively.
During the six months ended June 25, 2023, Pilgrim’s spent $286.6 million on capital projects and transferred $174.5 million of completed projects from construction-in-progress to depreciable assets. During the six months ended June 26, 2022, the Company spent $196.2 million on capital projects and transferred $135.5 million of completed projects from construction-in-progress to depreciable assets.
During the three and six months ended June 25, 2023, the Company sold certain PP&E for $2.4 million and $15.0 million, respectively, in cash and recognized a net immaterial loss and a net gain of $9.3 million, respectively, on these sales. PP&E sold during the six months ended June 25, 2023 consisted of a farm in Mexico and other miscellaneous equipment. During the three and six months ended June 26, 2022, the Company sold miscellaneous equipment for cash of $1.6 million and $2.4 million, respectively, and recognized a net loss of $0.8 million and $2.7 million, respectively, on these sales.
The Company has closed or idled various facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of June 25, 2023, the carrying amounts of these idled assets totaled $39.3 million based on depreciable value of $156.4 million and accumulated depreciation of $117.1 million. Idled asset values include those assets that are no longer in use as a result of the recent restructuring activities of our U.K. and Europe segment. During the six months ended June 25, 2023, the Company recognized an additional impairment loss on PP&E of $4.0 million incurred as a result of those restructuring activities. Additional information regarding restructuring activities is included in “Note 16. Restructuring-Related Activities.”
As of June 25, 2023, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its PP&E held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its PP&E held for use at that date.

9.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	June 25, 2023	December 25, 2022
	(In thousands)
Accounts payable:
Trade accounts payable	$1,408,842	$1,476,552
Book overdrafts	94,567	93,800
Other payables	12,131	17,587
Total accounts payable	1,515,540	1,587,939
Accounts payable to related parties(a)	14,718	12,155
Revenue contract liabilities(b)	61,233	34,486
Accrued expenses and other current liabilities:
Compensation and benefits	239,399	258,098
Litigation settlements(c)	93,130	99,230
Accrued sales rebates	91,195	55,002
Current maturities of operating lease liabilities	73,593	79,222
Insurance and self-insured claims	67,417	72,453
Interest and debt-related fees	43,084	32,433
Derivative liabilities(d)	40,543	18,917
Taxes	38,752	33,550
Other accrued expenses	247,283	201,994
Total accrued expenses and other current liabilities	934,396	850,899
Total	$2,525,887	$2,485,479
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
10.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for confirmed invoices from participating suppliers to a financing entity. Maturity dates are generally between 65-180 days and we pay either the supplier or the financing entity depending on the supplier’s election. As of June 25, 2023 and December 25, 2022, the outstanding balance of confirmed invoices was $112.5 million and $239.6 million, respectively and are included in Accounts payable in the Condensed Consolidated Balance Sheets.

11.    INCOME TAXES
The Company recorded an income tax benefit of $24.1 million, a (56.7)% effective tax rate, for the six months ended June 25, 2023 compared to income tax expense of $187.9 million, a 22.6% effective tax rate, for the six months ended June 26, 2022. The decrease in income tax expense in 2023 resulted primarily from the decrease in profit before income taxes. Additionally, due to multi-jurisdictional results for the six months ended June 25, 2023, routine tax adjustments on discrete items are amplified.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 25, 2023, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the six months ended June 25, 2023 and June 26, 2022, there is a tax effect of $(3.2) million and $(4.2) million, respectively, reflected in other comprehensive income.
For the six months ended June 25, 2023 and June 26, 2022, there are immaterial tax effects reflected in income tax expense due to excess tax windfalls and shortfalls related to stock-based compensation.
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
12.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	June 25, 2023	December 25, 2022
		(In thousands)
Senior notes payable, net of discount, at 6.25%	2033	$993,239	$—
Senior notes payable at 3.50%	2032	900,000	900,000
Senior notes payable, net of discount, at 4.25%	2031	992,195	991,692
Senior notes payable, net of discount, at 5.875%	2027	846,941	846,582
U.S. Credit Facility (defined below):
Term note payable at 6.40% - 8.50%	2026	—	480,078
Revolving note payable	2026	—	—
U.K. and Europe Revolving Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.50%	2023	—	—
Finance lease obligations	Various	3,149	3,624
Long-term debt		3,735,524	3,221,976
Less: Current maturities of long-term debt		(985)	(26,279)
Long-term debt, less current maturities		3,734,539	3,195,697
Less: Capitalized financing costs		(34,932)	(29,265)
Long-term debt, less current maturities, net of capitalized financing costs		$3,699,607	$3,166,432

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
The Senior Notes were and are each guaranteed on a senior unsecured basis by the Company’s guarantor subsidiaries. On February 16, 2023, the Company exchanged all of its outstanding principal amounts on the Senior Notes due 2031 and the Senior Notes due 2032 for an equal principal amount of new notes in a transaction registered under the Securities Act. The Senior Notes due 2033 were registered under the Securities Act from the date of sale. In addition, and of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Senior Notes. All the Senior Notes related guarantees were and are unsecured senior obligations of the Company and its guarantor subsidiaries and rank equally with all of the Company’s and its guarantor subsidiaries’ other unsubordinated indebtedness. The Senior Notes also contain customary covenants and events of default.
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
The revolving loan commitment under the U.S. Credit Facility matures on August 9, 2026. All principal on the Term Loans is due at maturity on August 9, 2026. Installments of principal in amounts predetermined by CoBank, ACB are required to be made on a quarterly basis prior to the maturity date of the Term Loans beginning in January 2022. On April 19, 2023, the outstanding balances for the swingline loans and term loans under the U.S. Credit Facility were paid in full with the proceeds from the Senior Notes 2033 as outlined above. As of June 25, 2023, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $25.3 million and $774.7 million, respectively. There were no outstanding borrowings as of June 25, 2023.
The U.S. Credit Facility includes an $80.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit.
On June 21, 2023, PPC, CoBank and the other lenders party entered into a first amendment to the U.S. Credit Facility in connection with a benchmark transition event with respect to LIBOR. With the first amendment the parties agreed to replace LIBOR with Adjusted Term Secured Overnight Financing rate (“SOFR”), corresponding to Term SOFR plus a SOFR adjustment percentage per annum equal to 0.10%.
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
U.K. and Europe Revolving Facility
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “U.K. and Europe Revolver

Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The U.K. and Europe Revolver Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the (1) current index interest rate, depending on the currency of the borrowing, plus (2) a margin, ranging from 1.25% to 2.00% based on leverage (as defined in the U.K. and Europe Revolver Facility). All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of June 25, 2023, both the U.S. dollar-equivalent loan commitment and borrowing availability were $190.7 million and there were no outstanding borrowings under this agreement.
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
Mexico Credit Facility
On December 14, 2018, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is Mex$1.5 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate plus 1.5%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Company is currently in compliance with the covenants under the Mexico Credit Facility. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of June 25, 2023, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $87.3 million. As of June 25, 2023, there were no outstanding borrowings under the Mexico Credit Facility.
13.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Six Months Ended June 25, 2023
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(269,825)	$(1,162)	$(65,447)	$(14)	$(336,448)
Other comprehensive income (loss) before reclassifications	143,925	(1,648)	7,207	(41)	149,443
Amounts reclassified from accumulated other comprehensive loss (gain) to net income	—	(349)	342	22	15
Currency translation	—	(11)	(341)	—	(352)
Net current period other comprehensive income (loss)	143,925	(2,008)	7,208	(19)	149,106
Balance, end of period	$(125,900)	$(3,170)	$(58,239)	$(33)	$(187,342)

	Six Months Ended June 26, 2022
	Gains (Losses) Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$27,241	$(2,365)	$(72,873)	$—	$(47,997)
Other comprehensive income (loss) before reclassifications	(257,530)	(343)	12,144	—	(245,729)
Amounts reclassified from accumulated other comprehensive loss to net income	—	1,295	436	—	1,731
Currency translation	—	20	—	—	20
Net current period other comprehensive income (loss)	(257,530)	972	12,580	—	(243,978)
Balance, end of period	$(230,289)	$(1,393)	$(60,293)	$—	$(291,975)

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 25, 2023	Six Months Ended June 26, 2022	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gains (losses) on settlement of foreign currency derivatives classified as cash flow hedges	$335	$(933)	Net sales
Realized gains (losses) on settlement of foreign currency derivatives classified as cash flow hedges	14	(288)	Cost of sales
Realized losses on sale of securities	(29)	—	Interest income
Realized losses on settlement of interest rate swap derivatives classified as cash flow hedges	—	(98)	Interest expense, net of capitalized interest
Amortization of pension and other postretirement plan actuarial losses(b)	(448)	(577)	Miscellaneous, net
Total before tax	(128)	(1,896)
Tax benefit	113	165
Total reclassification for the period	$(15)	$(1,731)
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

14.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”), the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan (the “Tulip Plan”) and the Geo Adams Group Pension Fund (the “Geo Adams Plan”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $7.8 million and $10.4 million in the three months ended June 25, 2023 and June 26, 2022, respectively, and $15.4 million and $16.8 million in the six months ended June 25, 2023 and June 26, 2022, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Six Months Ended
	June 25, 2023		June 26, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$236,147	$1,169	$373,062	$1,346
Interest cost	5,097	22	3,224	10
Actuarial gain	(11,029)	(8)	(62,285)	(116)
Benefits paid	(7,437)	(73)	(6,344)	(66)
Curtailments and settlements	—	—	(3,762)	—
Currency translation loss (gain)	3,018	—	(11,305)	—
Projected benefit obligation, end of period	$225,796	$1,110	$292,590	$1,174

	Six Months Ended
	June 25, 2023		June 26, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of period	$210,133	$—	$326,409	$—
Actual return on plan assets	3,972	—	(42,499)	—
Contributions by employer	3,249	73	5,494	66
Benefits paid	(7,437)	(73)	(6,344)	(66)
Curtailments and settlements	—	—	(3,762)	—
Expenses paid from assets	(146)	—	(188)	—
Currency translation gain (loss)	2,700	—	(10,747)	—
Fair value of plan assets, end of period	$212,471	$—	$268,363	$—

	June 25, 2023		December 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Funded status:
Unfunded benefit obligation, end of period	$(13,325)	$(1,110)	$(26,014)	$(1,169)

	June 25, 2023		December 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:
Current liability	$(794)	$(148)	$(841)	$(177)
Long-term liability	(12,531)	(962)	(25,173)	(992)
Recognized liability	$(13,325)	$(1,110)	$(26,014)	$(1,169)

	June 25, 2023		December 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in accumulated other comprehensive loss at end of period:
Net actuarial loss (gain)	$37,731	$(74)	$48,121	$(66)
The accumulated benefit obligation for the Company’s defined benefit pension plans was $225.8 million and $236.1 million at June 25, 2023 and December 25, 2022, respectively. Each of the Company’s defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both June 25, 2023 and December 25, 2022.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended				Six Months Ended
	June 25, 2023		June 26, 2022		June 25, 2023		June 26, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)				(In thousands)
Interest cost	$2,783	$13	$1,716	$6	$5,097	$22	$3,224	$10
Estimated return on plan assets	(2,531)	—	(2,611)	—	(4,753)	—	(5,014)	—
Settlement loss	—	—	1,167	—	—	—	1,167	—
Expenses paid from assets	52	—	73	—	146	—	188	—
Amortization of net loss	261	—	341	—	440	—	568	—
Amortization of past service cost	4	—	4	—	8	—	9	—
Net costs(a)	$569	$13	$690	$6	$938	$22	$142	$10
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	June 25, 2023		December 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	5.46%	5.33%	5.04%	5.16%

	Six Months Ended
	June 25, 2023		June 26, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	5.05%	5.16%	2.29%	2.38%
Expected return on plan assets	4.98%	NA	3.32%	NA

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Six Months Ended
	June 25, 2023		June 26, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$48,121	$(66)	$58,143	$118
Amortization	(448)	—	(577)	—
Settlement adjustments	—	—	(1,167)	—
Actuarial gain	(11,029)	(8)	(62,285)	(115)
Asset loss	781	—	47,513	—
Currency translation loss (gain)	306	—	(207)	—
Net actuarial loss (gain), end of period	$37,731	$(74)	$41,420	$3
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $6.9 million in the three months ended June 25, 2023 and $13.7 million in the six months ended June 25, 2023.
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
As of June 25, 2023 and December 25, 2022, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk.

The following items were measured at fair value on a recurring basis:

	June 25, 2023			December 25, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Commodity derivative assets	$10,706	$—	$10,706	$17,922	$—	$17,922
Foreign currency derivative assets	1,312	—	1,312	555	—	555
Liabilities:
Commodity derivative liabilities	(34,882)	—	(34,882)	(9,042)	—	(9,042)
Foreign currency derivative liabilities	(4,484)	—	(4,484)	(6,170)	—	(6,170)
Sales contract derivative liabilities	—	(1,178)	(1,178)	—	(3,705)	(3,705)
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
The carrying amounts and estimated fair values of our debt obligations recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	June 25, 2023		December 25, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(900,000)	$(713,439)	$(900,000)	$(726,498)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(992,195)	(849,990)	(991,691)	(734,349)
Fixed-rate senior notes payable at 5.875%, at Level 2 inputs	(846,940)	(834,122)	(846,582)	(846,175)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(993,238)	(975,490)	—	—
Variable-rate term note payable at 5.00%, at Level 3 inputs	—	—	(480,078)	(489,857)
See “Note 12. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at June 25, 2023 or December 25, 2022, as applicable.
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
16.    RESTRUCTURING-RELATED ACTIVITIES
In 2022, the Company began restructuring initiatives to phase out and reduce processing volumes at multiple production facilities throughout the U.K. and Europe reportable segment. Implementation of these initiatives is expected to result in total pre-tax charges of approximately $71.2 million, and approximately $45.7 million of these charges are estimated to result in cash outlays. These activities were initiated in the fourth quarter of 2022 and are expected to be substantially completed by the end of the third quarter of 2023.
The following table provides a summary of our estimates of costs associated with these restructuring initiatives by major type of cost:

	Moy Park	Pilgrim’s Pride Ltd.	Pilgrim’s Food Masters	Total
	(In thousands)
Earliest implementation date	October 2022	November 2022	December 2022
Expected completion date	June 2023	July 2023	July 2023
Costs incurred and expected to be incurred:
Employee-related costs	$10,972	$18,546	$13,120	$42,638
Asset impairment costs	3,236	—	4,216	7,452
Contract termination costs	248	708	371	1,327
Other exit and disposal costs (a)	7,414	6,425	5,968	19,807
Total exit and disposal costs	$21,870	$25,679	$23,675	$71,224
Cost incurred since earliest implementation date:
Employee-related costs	$10,972	$18,546	$12,450	$41,968
Asset impairment costs	3,236	—	4,141	7,377
Contract termination costs	248	—	—	248
Other exit and disposal costs (a)	6,224	6,425	5,968	18,617
Total exit and disposal costs	$20,680	$24,971	$22,559	$68,210
(a)Comprised of other costs directly related to the restructuring initiatives including Moy Park flock depletion, the write-off of Pilgrim’s Pride Ltd. prepaid maintenance costs and Pilgrim’s Food Masters consulting fees.
During the six months ended June 25, 2023, the Company recognized the following expenses and paid the following cash related to each restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Moy Park	$1,355	$6,174
Pilgrim’s Pride Ltd.	14,831	6,507
Pilgrim’s Food Masters	21,558	17,643
	$37,744	$30,324
These expenses are reported in the line item Restructuring activities on the Condensed Consolidated Statements of Income.
The following table reconciles liabilities and reserves associated with each restructuring initiative from its respective inception to June 25, 2023. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in our Condensed Consolidated Balance Sheets. The ending reserve balance for asset impairments is reported in the line item Property, plant and equipment, net in our Condensed Consolidated Balance Sheets.

	Moy Park
	Liability or reserve as of December 25, 2022	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of June 25, 2023
	(In thousands)
Asset impairment	$2,391	$(323)	$(2,514)	$446	$—
Inventory adjustments	1	47	(48)	—	—
Other charges	6,025	141	(2,152)	(211)	3,803
Other employee costs	—	1,364	(1,364)	—	—
Contract termination	122	126	(96)	6	158
Total	$8,539	$1,355	$(6,174)	$241	$3,961

	Pilgrim’s Pride Ltd.
	Liability or reserve as of December 25, 2022	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of June 25, 2023
	(In thousands)
Employee retention benefits	$—	$1,642	$(1,276)	$10	$376
Severance	5,503	8,698	(4,509)	231	9,923
Inventory adjustments	615	604	(722)	27	524
Lease termination	800	(67)	—	44	777
Other charges	501	3,954	—	72	4,527
Total	$7,419	$14,831	$(6,507)	$384	$16,127

	Pilgrim’s Food Masters
	Liability or reserve as of December 25, 2022	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of June 25, 2023
	(In thousands)
Severance	$639	$11,488	$(10,851)	$52	$1,328
Asset impairment	—	4,141	(4,143)	2	—
Inventory adjustments	—	728	(728)	—	—
Lease termination	—	1,219	—	68	1,287
Other charges	—	3,982	(1,921)	41	2,102
Total	$639	$21,558	$(17,643)	$163	$4,717
17.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$9,012	$4,986	$16,524	$9,597
JBS Australia Pty. Ltd	1,044	865	1,690	1,396
JBS Chile Ltd.	182	125	1,128	179
Other related parties	311	172	543	856
Total sales to related parties	$10,549	$6,148	$19,885	$12,028

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
	(In thousands)
Cost of goods purchased from related parties:
JBS USA Food Company(a)	$78,509	$51,251	$128,414	$113,154
Seara Meat B.V.	4,638	11,663	9,638	13,131
Penasul UK LTD	4,103	2,883	8,290	6,423
JBS Asia Co Limited	729	1,797	1,639	3,921
Other related parties	991	400	1,888	463
Total cost of goods purchased from related parties	$88,970	$67,994	$149,869	$137,092

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
	(In thousands)
Expenditures paid by related parties:
JBS USA Food Company(b)	$46,104	$29,762	$60,127	$53,939
Other related parties	15	55	15	55
Total expenditures paid by related parties	$46,119	$29,817	$60,142	$53,994

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
	(In thousands)
Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$9,540	$6,817	$12,919	$39,342
Other related parties	—	—	5	—
Total expenditures paid on behalf of related parties	$9,540	$6,817	$12,924	$39,342

	June 25, 2023	December 25, 2022
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$1,446	$2,062
Other related parties	251	450
Total accounts receivable from related parties	$1,697	$2,512

	June 25, 2023	December 25, 2022
	(In thousands)
Accounts payable to related parties:
JBS USA Food Company(a)	$8,447	$7,434
Penasul UK LTD	2,661	940
JBS Asia Co Limited	1,644	2,099
Other related parties	1,966	1,682
Total accounts payable to related parties	$14,718	$12,155
(a)    The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of June 25, 2023 goods purchased and in transit from JBS USA were immaterial and not reflected on our Condensed Consolidated Balance Sheet.

(b)    The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. This agreement expires on December 31, 2023.
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
Additional information regarding reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 25, 2023(a)	June 26, 2022(b)	June 25, 2023(c)	June 26, 2022(d)
	(In thousands)
Net sales
U.S.	$2,446,208	$2,899,879	$4,878,776	$5,481,087
U.K. and Europe	1,310,750	1,245,052	2,550,014	2,437,034
Mexico	551,133	486,717	1,044,929	953,922
Total	$4,308,091	$4,631,648	$8,473,719	$8,872,043
(a)For the three months ended June 25, 2023, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $64.9 million. These sales consisted of fresh products, prepared products and grain.
(b)For the three months ended June 26, 2022, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $26.3 million. These sales consisted of fresh products, prepared products, grain and egg sales.
(c)For the six months ended June 25, 2023, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $95.9 million. These sales consisted of fresh products, prepared products and grain.
(d)For the six months ended June 26, 2022, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $69.7 million. These sales consisted of fresh products, prepared products, grain and egg sales.

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
	(In thousands)
Reportable segment profit:
U.S.	$37,265	$453,198	$9,159	$808,273
U.K. and Europe	2,513	7,848	27,774	(13,792)
Mexico	60,719	51,844	94,894	120,408
Eliminations	(226)	14	(213)	28
Total operating income	100,271	512,904	131,614	914,917
Interest expense, net of capitalized interest	47,152	38,112	89,814	74,408
Interest income	(7,628)	(1,010)	(11,228)	(2,284)
Foreign currency transaction losses	16,395	2,758	34,538	14,294
Miscellaneous, net	(1,331)	(1,688)	(23,984)	(2,012)
Income before income taxes	45,683	474,732	42,474	830,511
Income tax expense (benefit)	(15,225)	112,711	(24,065)	187,930
Net income	$60,908	$362,021	$66,539	$642,581

	June 25, 2023	December 25, 2022
	(In thousands)
Total assets by reportable segment:
U.S.	$7,215,483	$6,847,209
U.K. and Europe	4,297,959	4,033,990
Mexico	1,429,248	1,292,056
Eliminations	(3,020,179)	(2,917,486)
Total assets	$9,922,511	$9,255,769

	June 25, 2023	December 25, 2022
	(In thousands)
Long-lived assets by reportable segment(a):
U.S.	$2,011,492	$1,943,967
U.K. and Europe	1,059,268	1,011,283
Mexico	299,826	295,069
Eliminations	(3,888)	(3,675)
Total long-lived assets	$3,366,698	$3,246,644
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
Tax Claims and Proceedings
During 2014 and 2015, the Mexican Tax Administration Service (“SAT”) opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“Avícola”) with regard to tax years 2009 and 2010. In both instances, the SAT claims that controlled company status did not exist for certain subsidiaries because Avícola did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Comercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R.L. de C.V. (in 2010). As a result, according to the SAT, Avícola should have considered dividends paid out of these subsidiaries partially taxable since a portion of the dividend amount was not paid from the net tax profit account (CUFIN). Avícola appealed the opinion, and on January 31, 2023, the appeal as to tax year 2009 was dismissed by the Mexico Supreme Court. Accordingly, the Company paid $25.9 million for tax year 2009. The opinion for tax year 2010 is still under appeal. Avícola has recorded a tax reserve of $17.0 million in connection therewith.
On May 12, 2022, the Mexican Tax Authorities issued tax assessments against Pilgrim’s Pride, S. de R.L. de C.V. and Provemex Holdings, LLC in connection with PPC’s acquisition of Tyson de México. Following the acquisition, PPC re-domiciled Provemex Holdings, LLC from the U.S. to Mexico. The tax authorities claim that Provemex Holdings, LLC was a Mexican entity at the time of the acquisition and, as a result, was obligated to pay taxes on the sale. The Mexican subsidiaries of PPC filed a petition to nullify theses assessments, and on June 7, 2023, the tax court granted the petition. The Mexican Tax Authorities have appealed that decision. Amounts under appeal are approximately $287.5 million for each of the two tax assessments. No loss has been recorded for these amounts at this time.
U.S. Litigation
Between September 2, 2016 and October 13, 2016, a series of federal class action lawsuits were filed with the U.S. District Court for the Northern District of Illinois (“Illinois Court”) against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws and styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 (“Broiler Antitrust Litigation”). The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: the direct purchasers (“Broiler DPPs”), the commercial and institutional indirect purchasers (“Broiler CIIPPs”), and the end-user consumer indirect purchasers (“Broiler EUCPs”). Between December 8, 2017 and September 1, 2021, 82 individual direct action complaints were filed with the Illinois Court by individual direct purchaser entities (“Broiler DAPs”) naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints, though some added allegations of price fixing and bid rigging on certain sales. The Illinois Court issued a revised scheduling order for certain plaintiffs who limited their claims to reduction of output, which sets the first trial date on September 12, 2023. The schedule for the rest of the plaintiffs is still awaiting an order from the Illinois Court. On May 27, 2022, the Illinois Court certified each of the three classes. On June 30, 2023, the Illinois Court issued its summary judgment order that dismissed certain claims against PPC but denied dismissal as to the supply reduction claims from 2008-2012. PPC has entered into agreements to settle all claims made by the Broiler DPPs, Broiler CIIPPs, and Broiler EUCPs, for an aggregate total of $195.5 million, each of which has received final approval from the Illinois Court. PPC continues to defend itself against the Broiler DAPs as well as parties that have opted out of the class settlements (collectively, the “Broiler Opt Outs”). PPC will seek reasonable settlements where they are available. To date, PPC has recognized an expense of $527.4 million to cover settlements with various Broiler Opt Outs. For the six months ending June 25, 2023, $13.0 million has been recognized by PPC in Selling, general and administrative expense (“SG&A expense”) in the Consolidated Statements of Income.
Between August 30, 2019 and October 16, 2019, a series of purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (“Maryland Court”) against PPC and a number of other chicken producers, as well as Webber, Meng, Sahl & Company and Agri Stats, styled as Jien, et al. v. Perdue Farms, Inc., et al., No.19-cv-02521. The plaintiffs are a putative class of poultry processing plant production and maintenance workers (“Poultry Workers Class”) and allege that the defendants conspired to fix and depress the compensation paid to Poultry Workers Class in violation of the Sherman Antitrust Act. Defendants moved to dismiss on December 18, 2020, which the Maryland Court denied on March 10, 2021. On June 14, 2021, PPC entered into an agreement to settle all claims made by the Poultry Workers Class for $29.0 million, though the agreement is still subject to final approval by the Maryland Court. On February 16, 2022, the plaintiffs filed an amended complaint, which extended the relevant period, added defendants, and included additional workers in the class. PPC recognizes these settlement expenses within SG&A expense in the Consolidated Statements of Income.
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
On October 20, 2016, Patrick Hogan, acting on behalf of himself and a putative class of certain PPC stockholders, filed a class action complaint in the U.S. District Court for the District of Colorado (“Colorado Court”) against PPC and its named executive officers styled as Hogan v. Pilgrim’s Pride Corporation, et al., No. 16-CV-02611 (“Hogan Litigation”). The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler chicken market as alleged in the Broilers Litigation, (2) its conduct constituted a violation of federal antitrust laws, and (3) PPC’s revenues during the class period were the result of illegal conduct. On July 31, 2020, defendants filed a motion to dismiss, which the Colorado Court granted on procedural grounds on April 19, 2021. On May 17, 2021, the plaintiff filed a motion for amended judgment, which the Colorado Court denied on November 29, 2021. The plaintiff then filed a notice of appeal on December 28, 2021, and the appeal was opened in the U.S. Court of Appeals for the Tenth Circuit. On July 13, 2023, the Tenth Circuit reversed the Colorado Court decision and remanded to consider the complaint on the merits.
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
On September 1, 2020, February 22, 2021, and October 28, 2021, the Attorneys General in New Mexico (State of New Mexico v. Koch Foods, et al., D-101-CV-2020-01891), Alaska (State of Alaska v. Agri Stats, Inc., et al., 3AN-21-04632), and Washington (State of Washington v. Tyson Foods Inc., et al., 21-2-14174-5), respectively, filed complaints against PPC and others based on allegations similar to those asserted in the Broiler Antitrust Litigation. PPC has answered all of the complaints and each case is now in discovery. On March 9, 2023, PPC entered into an agreement to settle all claims made by the States of Washington and Alaska for $11.2 million. The State of Washington claim was paid in the second quarter of 2023.
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
20.    BUSINESS INTERRUPTION INSURANCE
The Company experienced business interruptions from the COVID-19 pandemic and a tornado on December 10, 2021 in Mayfield, Kentucky that significantly damaged two hatcheries and a feed mill. The Company maintains certain insurance coverage, including business interruption insurance, intended to cover such circumstances. In the three and six months ended June 25, 2023, the Company received $52.5 million and $53.7 million in proceeds from business interruption insurance, respectively. In the six months ended June 25, 2023, the Company recognized $35.9 million in income from business interruption insurance in Cost of sales on the Condensed Consolidated Statement of Income, with $25.3 million in the U.S. reportable segment and $10.6 million in the U.K. and Europe reportable segment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
We reported net income attributable to Pilgrim’s of $65.6 million, or $0.28 per diluted common share, and income before tax totaling $42.5 million, for the six months ended June 25, 2023. These operating results included net sales of $8.5 billion, gross profit of $451.5 million and $89.3 million of cash provided by operating activities. We generated a consolidated operating margin of 1.6%. For the six months ended June 25, 2023, we generated EBITDA and Adjusted EBITDA of $324.2 million and $400.7 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
During the second quarter of 2023, we continued to experience challenges from inflation in commodity, labor and other operating costs across all our businesses. The global feed ingredient and energy markets continue to be impacted by the Russia-Ukraine war, driving up prices as supply out of the Black Sea region is disrupted and future production is at risk. Despite inflationary headwinds and softening consumer demand throughout the U.K. and E.U., we have and will continue to invest in our people, implement supply chain solutions, and conduct customer negotiations for cost recovery. Our Mexico segment is managing through challenges as Mexico remains a volatile market given inflationary pressures, implications of more bird disease, an evolving global protein industry, and overall business seasonality.
We have responded to these challenges by continuing negotiations with customers to recoup the extraordinary costs we have experienced. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.
Russia-Ukraine War Impacts
The Russia-Ukraine war began in February 2022. The impact of the ongoing war and sanctions has not been limited to businesses that operate in Russia and Ukraine and has negatively impacted and will likely continue to negatively impact other global economic markets including where we operate. The impacts have included and may continue to include, but are not limited to, higher prices for commodities, such as food products, ingredients and energy products, increasing inflation in some countries, and disrupted trade and supply chains. The conflict has disrupted shipments of grains, vegetable oils, fertilizer and energy products. Russia's recent suspension of the Black Sea Grain Initiative, which allowed Ukraine to export grain and other food items, will likely further exacerbate rising food prices and supply chain issues if not reinstated.
The impact on the agriculture markets falls into two main categories: (1) the effect on Ukrainian crop production, as the region is key in global grain production; and (2) the duration of the disruption in trade flows. Safety and financing concerns in the region are restricting export execution, which is in turn forcing grain and oil demand to find alternative supply. The duration of the war and related volatility makes global markets extremely sensitive to growing-season weather in other global grain producing regions and has led to a large risk premium in futures prices. The continued volatility in the global markets as a result of the war has adversely impacted our costs by driving up prices, raising inflation and increasing pressure on the supply of feed ingredients and energy products throughout the global markets. In the second quarter of 2023, Ukraine grain export volumes continued to recover, but still remain below pre-war volumes. Their supply constraints did not have a material impact on our costs during the second quarter. However, if the Black Sea Grain Initiative remains suspended, supply constraints may worsen materially.
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
U.S. commodity market prices for chicken products during the second quarter of 2023 fluctuated seasonally, while remaining below prior year levels and below the 5-year average throughout the period. Per the July 2023 U.S. Department of Agriculture (or “USDA”) report on world agriculture supply and demand estimates (or “WASDE”), estimated industry ready-

to-cook production exceeded levels from the prior year by 2.2%. The increase is due to growing headcounts and increased liveweights, a trend consistent over the last year.
During the second quarter of 2023, the U.S. chicken market showed mild volume demand growth. Retail volumes grew due to contributions from fresh, frozen, and deli. Foodservice distribution volume demand increased, but at relatively lower prices than prior year. Export volume in shipments also increased during the first two months of the second quarter of 2023. Cold storage inventories increased marginally from the end of March to the end of June. Meanwhile, domestic availability of competing proteins tightened relative to the second quarter of 2022 due to contractions within beef production and increasing export volumes.
With U.S. chicken market prices trending below the 5-year average during the second quarter of 2023, production growth and available cold storage stocks provided sufficient supply to meet the needs of volume demand growth. This resulted in normal seasonal movements of market prices for chicken products in the second quarter of 2023.
During the second quarter of 2023, the U.K. chicken market saw an increase in labor costs due to the national living wages change in April 2023. Through our current customer models and additional negotiations we have offset the majority of these cost increases. Our utilities and feed ingredient costs for the second quarter of 2023 started to reduce compared to the first quarter of 2023. We continue to focus on managing costs, including labor and yield efficiencies, agricultural performance and increasing operational efficiency through investments in capital projects.
Commodity prices for chicken in Mexico fluctuated during the second quarter of 2023 resulting in a slight increase in the price as of the end of the quarter, but below prior year levels.
Prices for the remainder of the year will depend on (1) the evolution of foodservice, retail and export meat demand and (2) factors such as government regulation, the ongoing Russia-Ukraine war, feed production input costs, further spread of avian influenza both domestically and abroad, uncertainty surrounding the general economy and overall protein supply.
U.K. market prices for pork products have continued to recover during the second quarter of 2023, with growth during the quarter continuing the upward trend from 2022, reflecting pig shortages from a 20% reduction of the English sow herd during 2022. This was underpinned by the growth of pig prices in the E.U. market, which also had a reduction in supply. The U.K. pig prices are now close to the Germany prices. Due to increased market pricing and stabilization of feed prices in the second quarter, U.K. pig farming has started to become profitable in the second quarter of 2023.
U.K. prices for prepared foods have remained at elevated levels from inflationary pressure, primarily from increased pork prices. We continue to focus on recovery of inflation impacts through pricing negotiations with our Key Customers and increasing operational efficiency.
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

Results of Operations
Three Months Ended June 25, 2023 Compared to the Three Months Ended June 26, 2022
Net sales. Net sales generated in the three months ended June 25, 2023 decreased $323.6 million, or 7.0%, from net sales generated in the three months ended June 26, 2022. The following table provides net sales information:

Sources of net sales	Three Months Ended June 25, 2023	Change from Three Months Ended June 26, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,446,208	$(453,671)	(15.6)%
U.K. and Europe	1,310,750	65,698	5.3%
Mexico	551,133	64,416	13.2%
Total net sales	$4,308,091	$(323,557)	(7.0)%
U.S. Reportable Segment. U.S. net sales generated in the three months ended June 25, 2023 decreased $453.7 million, or 15.6%, from U.S. net sales generated in the three months ended June 26, 2022 primarily due to a decrease in net sales per pound of $478.3 million, or 16.5 percentage points. The decrease in net sales per pound was partially offset by an increase in sales volume of $24.7 million, or 0.9 percentage points. The decrease in net sales per pound was driven primarily by decreases in market price during the three months ended June 25, 2023.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the three months ended June 25, 2023 increased $65.7 million, or 5.3%, from U.K. and Europe net sales generated in the three months ended June 26, 2022 primarily due to an increase in net sales per pound of $152.1 million, or 12.2 percentage points, partially offset by the impact of foreign currency translation of $13.5 million, or 1.1 percentage points, and a decrease in sales volume of $72.9 million, or 5.9 percentage points. The increase in net sales per pound was driven by price increases necessary to recover increased feed ingredients, labor, utilities and other operating costs.
Mexico Reportable Segment. Mexico net sales generated in the three months ended June 25, 2023 increased $64.4 million, or 13.2%, from Mexico net sales generated in the three months ended June 26, 2022 primarily due to an increase from the impact of foreign currency remeasurement of $62.5 million, or 12.8 percentage points, and an increase in sales volume of $19.6 million, or 4.0 percentage points, partially offset by a decrease in net sales per pound of $17.6 million, or 3.6 percentage points. The increase in sales volume was due to a shift in product mix related to market demands. The decrease in net sales per pound resulted from a decrease in commodity prices.
Gross profit and cost of sales. Gross profit decreased by $398.3 million, or 58.9%, from $676.8 million generated in the three months ended June 26, 2022 to $278.4 million generated in the three months ended June 25, 2023. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended June 25, 2023	Change from Three Months Ended June 26, 2022		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 25, 2023	June 26, 2022
	(In thousands, except percent data)
Net sales	$4,308,091	$(323,557)	(7.0)%	100.0%	100.0%
Cost of sales	4,029,666	74,789	1.9%	93.5%	85.4%
Gross profit	$278,425	$(398,346)	(58.9)%	6.5%	14.6%

Sources of gross profit	Three Months Ended June 25, 2023	Change from Three Months Ended June 26, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$114,105	$(430,531)	(79.0)%
U.K. and Europe	87,028	18,073	26.2%
Mexico	77,518	14,352	22.7%
Elimination	(226)	(240)	NM(1)
Total gross profit	$278,425	$(398,346)	(58.9)%
(1)This Y/Y change is designated not meaningful (or “NM”).

Sources of cost of sales	Three Months Ended June 25, 2023	Change from Three Months Ended June 26, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,332,103	$(23,140)	(1.0)%
U.K. and Europe	1,223,722	47,625	4.0%
Mexico	473,615	50,064	11.8%
Elimination	226	240	NM(1)
Total cost of sales	$4,029,666	$74,789	1.9%
(1)This Y/Y change is designated not meaningful (or “NM”).
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended June 25, 2023 decreased $23.1 million, or 1.0%, from cost of sales incurred by our U.S. segment during the three months ended June 26, 2022. The decrease in cost of sales was primarily driven by a decrease in cost per pound sold of $43.2 million, or 1.8 percentage points, partially offset by an increase in sales volume of $20.1 million, or 0.9 percentage points. The decrease in cost per pound sold was driven by a decrease in the underlying chicken costs for prepared foods.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the three months ended June 25, 2023 increased $47.6 million, or 4.0%, from cost of sales incurred by our U.K. and Europe segment during the three months ended June 26, 2022. The increase in cost of sales was primarily driven by an increase in cost per pound sold of $128.5 million, or 10.9 percentage points, partially offset by the impact of decreased sales volume of $68.3 million, or 5.8 percentage points, and foreign currency translation of $12.6 million, or 1.1 percentage points. The increase in cost per pound sold was driven by inflation in feed ingredients, labor, utilities and other operating costs.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended June 25, 2023 increased $50.1 million, or 11.8%, from cost of sales incurred by our Mexico segment during the three months ended June 26, 2022. This increase was driven by an unfavorable impact of foreign currency remeasurement and an increase in volume of $53.7 million, or 12.7 percentage points, and $17.1 million, or 4.0 percentage points, respectively. These increases in cost of sales were partially offset by a decrease in cost per pound sold of $20.7 million, or 4.9 percentage points. The increase in sales volume was due to a shift in product mix related to market demands. The decrease in cost per pound sold resulted from a decrease in commodity prices, hatchery egg costs, and the prior year recognition of additional costs related to bird diseases losses.
Operating income and SG&A expense. Operating income decreased by $412.6 million, or 80.5%, from income of $512.9 million generated in the three months ended June 26, 2022 to income of $100.3 million generated in the three months ended June 25, 2023. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended June 25, 2023	Change from Three Months Ended June 26, 2022		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 25, 2023	June 26, 2022
	(In thousands, except percent data)
Gross profit	$278,425	$(398,346)	(58.9)%	6.5%	14.6%
SG&A expense	148,436	(15,431)	(9.4)%	3.4%	3.5%
Restructuring activities	29,718	29,718	NA	0.7%	NA
Operating income	$100,271	$(412,633)	(80.5)%	2.3%	11.1%

Sources of operating income (loss)	Three Months Ended June 25, 2023	Change from Three Months Ended June 26, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$37,265	$(415,933)	(91.8)%
U.K. and Europe	2,513	(5,335)	(68.0)%
Mexico	60,719	8,875	17.1%
Eliminations	(226)	(240)	NM(1)
Total operating income	$100,271	$(412,633)	(80.5)%

Sources of SG&A expense	Three Months Ended June 25, 2023	Change from Three Months Ended June 26, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$76,840	$(14,598)	(16.0)%
U.K. and Europe	54,797	(6,310)	(10.3)%
Mexico	16,799	5,477	48.4%
Total SG&A expense	$148,436	$(15,431)	(9.4)%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended June 25, 2023 decreased $14.6 million, or 16.0%, from SG&A expense incurred by our U.S. reportable segment during the three months ended June 26, 2022. The decrease in SG&A expense resulted primarily from a decrease in recognition of legal defense costs, a decrease in incentive compensation expense, and one-time legal settlements recognized in prior year. Other factors affecting U.S. SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the three months ended June 25, 2023 decreased $6.3 million, or 10.3%, from SG&A expense incurred by our U.K. and Europe segment during the three months ended June 26, 2022. The decrease in SG&A expense was a result of decreased marketing spend and targeted cost savings in general and administrative spend. Other factors affecting U.K. and Europe SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended June 25, 2023 increased approximately $5.5 million, or 48.4%, from SG&A expense incurred by our Mexico segment during the three months ended June 26, 2022. The primary driver of the increase in SG&A expense was increased incentive compensation costs, marketing costs, and payroll costs. Other factors affecting Mexico SG&A expense were individually immaterial.
Restructuring activities. Losses on restructuring activities of $29.7 million were recognized in the three months ended June 25, 2023. These losses were incurred by our U.K. and Europe reportable segment as a result of the implementation of multiple restructuring initiatives which began in the fourth quarter of 2022.
Net interest expense. Net interest expense increased to $39.5 million recognized in the three months ended June 25, 2023 from $37.1 million recognized in the three months ended June 26, 2022. The increase in net interest expense resulted primarily from interest expense on outstanding borrowings due to increased borrowing rates and an increase of $1.9 million in amortization of capitalized loan costs related to the repayment of the U.S. term loans. Average borrowings increased by $0.2 billion from $3.5 billion during the three months ended June 26, 2022 to $3.7 billion during the three months ended June 25, 2023 and the weighted average rate of interest increased by 0.9 percentage points. As a percent of net sales, net interest expense in the three months ended June 25, 2023 and June 26, 2022 was 0.9% and 0.8%, respectively.
Income taxes. Income tax changed to an income tax benefit of $15.2 million, a (33.3)% effective tax rate, for the three months ended June 25, 2023 compared to an income tax expense of $112.7 million, a 23.7% effective tax rate, for the three months ended June 26, 2022. The decrease in income tax expense resulted primarily from the decrease in profit before taxes. Additionally, due to multi-jurisdictional results for the three months ended June 25, 2023, routine tax adjustments on discrete items are amplified.

Six Months Ended June 25, 2023 Compared to the Six Months Ended June 26, 2022
Net sales. Net sales generated in the six months ended June 25, 2023 decreased $323.6 million, or 7.0%, from net sales generated in the six months ended June 26, 2022. The following table provides net sales information:

Sources of net sales	Six Months Ended June 25, 2023	Change from Six Months Ended June 26, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$4,878,776	$(602,311)	(11.0)%
U.K. and Europe	2,550,014	112,980	4.6%
Mexico	1,044,929	91,007	9.5%
Total net sales	$8,473,719	$(398,324)	(4.5)%
U.S. Reportable Segment. U.S. net sales generated in the six months ended June 25, 2023 decreased $602.3 million, or 11.0%, from U.S. net sales generated in the six months ended June 26, 2022 primarily due to a decrease in net sales per pound of $648.0 million, or 11.8 percentage points. The decrease in net sales per pound was partially offset by an increase in sales volume of $45.7 million, or 0.8 percentage points. The decrease in net sales per pound was driven primarily by decreases in market price during the six months ended June 25, 2023.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the six months ended June 25, 2023 increased $113.0 million, or 4.6%, from U.K. and Europe net sales generated in the six months ended June 26, 2022 primarily due to an increase in net sales per pound of $383.9 million, or 15.8 percentage points, partially offset by the impact of foreign currency translation of $145.2 million, or 6.0 percentage points, and a decrease in sales volume of $125.7 million, or 5.2 percentage points. The increase in net sales per pound was driven by price increases necessary to recover increased feed ingredients, labor, utilities and other operating costs.
Mexico Reportable Segment. Mexico net sales generated in the six months ended June 25, 2023 increased $91.0 million, or 9.5%, from Mexico net sales generated in the six months ended June 26, 2022 primarily due to an increase from the impact of foreign currency remeasurement of $104.4 million, or 10.9 percentage points, partially offset by a decrease in sales volume of $12.5 million, or 1.3 percentage points, and a decrease in net sales per pound of $0.9 million, or 0.1 percentage points. The decrease in sales volume was due to a shift in product mix related to market demands.
Gross profit and cost of sales. Gross profit decreased by $767.3 million, or 63.0%, from $1.2 billion generated in the six months ended June 26, 2022 to $451.5 million generated in the six months ended June 25, 2023. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Six Months Ended June 25, 2023	Change from Six Months Ended June 26, 2022		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 25, 2023	June 26, 2022
	(In thousands, except percent data)
Net sales	$8,473,719	$(398,324)	(4.5)%	100.0%	100.0%
Cost of sales	8,022,247	368,955	4.8%	94.7%	86.3%
Gross profit	$451,472	$(767,279)	(63.0)%	5.3%	13.7%

Sources of gross profit	Six Months Ended June 25, 2023	Change from Six Months Ended June 26, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$152,434	$(814,206)	(84.2)%
U.K. and Europe	171,221	63,187	58.5%
Mexico	128,030	(16,019)	(11.1)%
Elimination	(213)	(241)	NM(1)
Total gross profit	$451,472	$(767,279)	(63.0)%
(1)This Y/Y change is designated not meaningful (or “NM”).

Sources of cost of sales	Six Months Ended June 25, 2023	Change from Six Months Ended June 26, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$4,726,342	$211,895	4.7%
U.K. and Europe	2,378,793	49,793	2.1%
Mexico	916,899	107,026	13.2%
Elimination	213	241	NM(1)
Total cost of sales	$8,022,247	$368,955	4.8%
(1)This Y/Y change is designated not meaningful (or “NM”).
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the six months ended June 25, 2023 increased $211.9 million, or 4.7%, from cost of sales incurred by our U.S. segment during the six months ended June 26, 2022. The increase in cost of sales was primarily driven by an increase in cost per pound sold of $166.6 million, or 3.7 percentage points and an increase in sales volume of $37.6 million, or 0.8 percentage points. The increase in cost per pound sold was primarily from an increase in live operations costs, partially offset by a decrease in the underlying chicken costs for prepared foods. The increase in live operations costs was from increased feed and chick costs.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the six months ended June 25, 2023 increased $49.8 million, or 2.1%, from cost of sales incurred by our U.K. and Europe segment during the six months ended June 26, 2022. The increase in cost of sales was primarily driven by an increase in cost per pound sold of $303.9 million, or 13.0 percentage points, partially offset by the impact of foreign currency translation of $135.5 million, or 5.8 percentage points and decreased sales volume of $118.6 million, or 5.1 percentage points. The increase in cost per pound sold was driven by inflation in feed ingredients, labor, utilities and other operating costs.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the six months ended June 25, 2023 increased $107.0 million, or 13.2%, from cost of sales incurred by our Mexico segment during the six months ended June 26, 2022. This increase was driven by the unfavorable impact of foreign currency remeasurement and increased cost per pound sold of $91.6 million, or 11.3 percentage points, and $26.1 million, or 3.2 percentage points, respectively. These increases in cost of sales were partially offset by a decrease in volume of $10.7 million, or 1.3 percentage points. The increase in cost per pound sold was driven by higher input costs, such as feed ingredients. The decrease in sales volume was due to a shift in product mix related to market demands.
Operating income and SG&A expense. Operating income decreased by $783.3 million, or 85.6%, from income of $914.9 million generated in the six months ended June 26, 2022 to income of $131.6 million generated in the six months ended June 25, 2023. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Six Months Ended June 25, 2023	Change from Six Months Ended June 26, 2022		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 25, 2023	June 26, 2022
	(In thousands, except percent data)
Gross profit	$451,472	$(767,279)	(63.0)%	5.3%	13.7%
SG&A expense	282,114	(21,720)	(7.1)%	3.3%	3.4%
Restructuring activities	37,744	37,744	NA	0.4%	NA
Operating income	$131,614	$(783,303)	(85.6)%	1.6%	10.3%

Sources of operating income (loss)	Six Months Ended June 25, 2023	Change from Six Months Ended June 26, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$9,159	$(799,114)	(98.9)%
U.K. and Europe	27,774	41,566	(301.4)%
Mexico	94,894	(25,514)	(21.2)%
Eliminations	(213)	(241)	NM(1)
Total operating income	$131,614	$(783,303)	(85.6)%

Sources of SG&A expense	Six Months Ended June 25, 2023	Change from Six Months Ended June 26, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$143,275	$(15,092)	(9.5)%
U.K. and Europe	105,703	(16,123)	(13.2)%
Mexico	33,136	9,495	40.2%
Total SG&A expense	$282,114	$(21,720)	(7.1)%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the six months ended June 25, 2023 decreased $15.1 million, or 9.5%, from SG&A expense incurred by our U.S. reportable segment during the six months ended June 26, 2022. The decrease in SG&A expense resulted primarily from a decrease in recognition of legal defense costs and a decrease in incentive compensation expense. Other factors affecting U.S. SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the six months ended June 25, 2023 decreased $16.1 million, or 13.2%, from SG&A expense incurred by our U.K. and Europe segment during the six months ended June 26, 2022. The decrease in SG&A expense was a result of decreased marketing spend and targeted cost savings in general and administrative spend. Other factors affecting U.K. and Europe SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the six months ended June 25, 2023 increased $9.5 million, or 40.2%, from SG&A expense incurred by our Mexico segment during the six months ended June 26, 2022. The primary driver of the increase in SG&A expense was increased marketing costs and increased payroll costs. Other factors affecting Mexico SG&A expense were individually immaterial.
Restructuring activities. Losses on restructuring activities of $37.7 million were recognized in the six months ended June 25, 2023. These losses were incurred by our U.K. and Europe reportable segment as a result of the implementation of multiple restructuring initiatives which began in the fourth quarter of 2022.
Net interest expense. Net interest expense increased to $78.6 million recognized in the six months ended June 25, 2023 from $72.1 million recognized in the six months ended June 26, 2022. The increase in net interest expense resulted primarily from interest expense on outstanding borrowings due to increased borrowing rates and an increase of $1.7 million in amortization of capitalized loan costs related to the repayment of the U.S. term loans. Average borrowings increased by $44.9 million from $3.4 billion during the six months ended June 26, 2022 to $3.5 billion during the six months ended June 25, 2023 and the weighted average rate of interest increased by 0.9 percentage points. As a percent of net sales, net interest expense in the six months ended June 25, 2023 and June 26, 2022 was 0.9% and 0.8%, respectively.
Income taxes. Income tax changed to an income tax benefit of $24.1 million, a (56.7)% effective tax rate, for the six months ended June 25, 2023 compared to an income tax expense of $187.9 million, a 22.6% effective tax rate, for the six months ended June 26, 2022. The decrease in income tax expense resulted primarily from the decrease in profit before taxes.

Liquidity and Capital Resources
    The following table presents our available sources of liquidity as of June 25, 2023:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$731.0
Borrowing arrangements:
U.S. Credit Facility(a)	800.0	—	774.7
Mexico Credit Facility(b)	87.3	—	87.3
U.K. and Europe Revolver Facility(c)	190.7	—	190.7
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at June 25, 2023 totaled $25.3 million.
(b)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $87.3 million (Mex$1.5 billion).
(c)The U.S. dollar-equivalent of the facility amount under the U.K. and Europe Revolver Facility is $190.7 million (£150.0 million).
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds

Cash Flows from Operating Activities	Six Months Ended
	June 25, 2023	June 26, 2022
	(In millions)
Net income	$66.5	$642.6
Net noncash expenses	151.0	177.2
Changes in operating assets and liabilities:
Trade accounts and other receivables	(55.0)	(216.5)
Inventories	(45.2)	(309.4)
Prepaid expenses and other current assets	(27.8)	13.2
Accounts payable, accrued expenses and other current liabilities	5.1	96.1
Income taxes	9.9	22.0
Long-term pension and other postretirement obligations	0.9	(1.7)
Other operating assets and liabilities	(16.1)	(2.3)
Cash provided by operating activities	$89.3	$421.2
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $151.0 million for the six months ended June 25, 2023. Net noncash expense items included depreciation and amortization of $203.1 million, loan cost amortization of $4.7 million, asset impairment of $4.0 million, stock-based compensation of $3.3 million accretion of discounts related to Senior Notes of $1.0 million, and gain on equity method investment of $0.3 million. These expense items were partially offset by a deferred income tax benefit of $56.2 million and gains on property disposals of $9.3 million.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $55.0 million use of cash related to operating activities for the six months ended June 25, 2023. This change primarily resulted from an increase in trade accounts receivable from increased sales prices and volumes. The change in trade accounts and other receivables represented a $216.5 million use of cash related to operating activities for the six months ended June 26, 2022. This change primarily resulted from an increase in trade accounts receivable due to increased sales prices.
The change in inventories represented a $45.2 million use of cash related to operating activities for the six months ended June 25, 2023. This change resulted primarily from increased raw material costs, such as feed ingredients, and increased finished goods inventories. The change in inventories represented a $309.4 million use of cash related to operating activities for the six months ended June 26, 2022. This change resulted primarily from increased raw material costs, such as feed ingredients.
The change in prepaid expenses and other current assets represented a $27.8 million use of cash related to operating activities for the six months ended June 25, 2023. This change resulted primarily from a net increase in VAT refund receivables. The change in prepaid expenses and other current assets represented a $13.2 million source of cash related to operating activities for the six months ended June 26, 2022. This change resulted primarily from a net decrease in commodity derivative assets.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities represented a $5.1 million use of cash related to operating activities for the six months ended June 25, 2023. This change resulted primarily from the timing of payments to suppliers and reduction of use of the supplier finance programs. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities represented a $96.1 million source of cash related to operating activities for the six months ended June 26, 2022. This change resulted primarily from increased cost of feed ingredients and other input costs and the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $9.9 million and $22.0 million source of cash related to improved operating results for the six months ended June 25, 2023 and June 26, 2022, respectively.

Cash Flows from Investing Activities	Six Months Ended
	June 25, 2023	June 26, 2022
	(In millions)
Acquisitions of property, plant and equipment	$(286.6)	$(196.2)
Proceeds from property insurance recoveries	20.7	—
Proceeds from property disposals	15.0	2.4
Purchase of acquired businesses, net of cash acquired	—	(4.9)
Cash used in investing activities	$(250.9)	$(198.7)
Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the six months ended June 25, 2023 and June 26, 2022. Capital expenditures in 2023 also included investments in the Athens, GA plant expansion, the South Georgia protein conversion plant and other automation projects. Proceeds from property disposals were primarily for the sale of a farm in Mexico. Proceeds from property insurance recoveries reflects cash received on insurance claims related to the property losses incurred from the Mayfield, Kentucky tornado that occurred in December 2021.

Cash Flows from Financing Activities	Six Months Ended
	June 25, 2023	June 26, 2022
	(In millions)
Proceeds from revolving line of credit and long-term borrowings	$1,078.1	$351.1
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(565.7)	(170.0)
Payments of capitalized loan costs	(10.4)	(3.1)
Distribution from Tax Sharing Agreement with JBS USA Holdings	(1.6)	(2.0)
Purchase of common stock under share repurchase program	—	(120.0)
Cash provided by financing activities	$500.4	$56.0
Proceeds from revolving line of credit and long-term borrowings include the $1.0 billion issuance of the U.S. Senior Notes Due 2033 in April 2023 and additional borrowing on the revolver under the U.S. Credit Facility of $35.0 million. Payments on revolving line of credit, long-term borrowings and finance lease obligations include a pay down of the U.S. term loan and outstanding revolver balance. Payments of capitalized loan costs include costs incurred in relation to the issuance of the U.S. Senior Notes Due 2033. The Distribution from Tax Sharing Agreement with JBS USA Holdings is payment of net tax incurred during the tax year 2022 under the tax sharing agreement.

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

Summarized Balance Sheets	June 25, 2023	December 25, 2022
	(In millions)
Current assets	$2,292	$1,983
Current assets due from non-obligated subsidiaries(a)	191	170
Current assets due from related parties(b)	2	2
Noncurrent assets	2,016	1,945
Current liabilities	1,307	1,402
Current liabilities due to non-obligated subsidiaries(a)	306	253
Current liabilities due to related parties(b)	8	8
Noncurrent liabilities	3,950	3,459
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-obligated subsidiaries.
(b)    Represents receivables due from and payables due to JBS affiliates.

Summarized Income Statements	Three Months Ended March 26, 2023
(In millions)
Net sales	$4,897
Gross profit(a)	159
Operating income	42
Net loss	(57)
Net loss attributable to Obligor Group	(57)
(a)     For the three months ended March 26, 2023, the Obligor Group recognized $78.8 million of net sales to the non-obligated subsidiaries and no purchases from the non-obligated subsidiaries.
Recent Accounting Pronouncements
See “Note 1. Business and Summary of Significant Accounting Policies” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to these recent accounting pronouncements.
Critical Accounting Policies and Estimates
As of the date of this report, there have been no significant changes to our critical accounting policies and estimates from those described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the fiscal year ended December 25, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2023 (the “2022 Annual Report”).

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

Six Months Ended
June 25, 2023
(In thousands)
Net income	$66,539
Add:
Interest expense, net	78,586
Income tax benefit	(24,065)
Depreciation and amortization	203,114
EBITDA	324,174
Add:
Foreign currency transaction losses	34,538
Litigation settlements	24,200
Restructuring activities losses	37,744
Minus:
Property insurance recoveries for Mayfield tornado losses	19,086
Net income attributable to noncontrolling interest	896
Adjusted EBITDA	$400,674

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

	Three Months Ended June 25, 2023
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$1,088,645	$108,865
Feed ingredient inventory(b)	224,940	22,494
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended June 25, 2023.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of June 25, 2023.

	June 25, 2023
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$58,047	$5,805
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of June 25, 2023.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $113.3 million as of June 25, 2023.

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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of June 25, 2023. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Three Months Ended June 25, 2023
	Impact of 10% Deterioration in Exchange Rate	Impact of 10% Appreciation in Exchange Rate
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(15,306)	$18,708
Exchange rate of Mexican peso to the U.S. dollar:
As reported	17.17	17.17
Hypothetical 10% change	18.89	15.46
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
Net Assets. As of June 25, 2023, our U.K. and Europe subsidiaries that are denominated in British pounds had net assets of $4.2 billion. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our U.K. and Europe subsidiaries by $385.2 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our U.K. and Europe subsidiaries of $470.8 million.
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
As of June 25, 2023, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 25, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended June 25, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 5.    OTHER INFORMATION
None of the Company's directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 25, 2023.

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

4.3
First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 21, 2023, by and among Pilgrim's Pride Corporation, certain of its subsidiaries, CoBank ACB, as administrative agent and collateral agent, and the other lenders party thereto.*

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

PILGRIM’S PRIDE CORPORATION

Date: July 26, 2023	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)