Form 10-Q
period 2023-09-24
PILGRIMS PRIDE CORP
filed 2023-10-26
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of October 25, 2023, was 236,789,929.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 24, 2023	December 25, 2022
	(In thousands)
Cash and cash equivalents	$899,460	$400,988
Restricted cash and restricted cash equivalents	39,657	33,771
Trade accounts and other receivables, less allowance for credit losses	1,151,442	1,097,212
Accounts receivable from related parties	1,676	2,512
Inventories	1,996,720	1,990,184
Income taxes receivable	120,418	155,859
Prepaid expenses and other current assets	219,852	211,092
Total current assets	4,429,225	3,891,618
Deferred tax assets	26,165	1,969
Other long-lived assets	27,982	41,574
Operating lease assets, net	265,579	305,798
Intangible assets, net	832,271	846,020
Goodwill	1,243,173	1,227,944
Property, plant and equipment, net	3,103,421	2,940,846
Total assets	$9,927,816	$9,255,769

Accounts payable	$1,467,892	$1,587,939
Accounts payable to related parties	20,284	12,155
Revenue contract liabilities	75,168	34,486
Accrued expenses and other current liabilities	933,473	850,899
Income taxes payable	33,560	58,411
Current maturities of long-term debt	940	26,279
Total current liabilities	2,531,317	2,570,169
Noncurrent operating lease liabilities, less current maturities	201,699	230,701
Long-term debt, less current maturities	3,701,453	3,166,432
Deferred tax liabilities	346,556	364,184
Other long-term liabilities	55,568	71,007
Total liabilities	6,836,593	6,402,493
Common stock	2,619	2,617
Treasury stock	(544,687)	(544,687)
Additional paid-in capital	1,975,434	1,969,833
Retained earnings	1,936,420	1,749,499
Accumulated other comprehensive loss	(292,210)	(336,448)
Total Pilgrim’s Pride Corporation stockholders’ equity	3,077,576	2,840,814
Noncontrolling interest	13,647	12,462
Total stockholders’ equity	3,091,223	2,853,276
Total liabilities and stockholders’ equity	$9,927,816	$9,255,769
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
	(in thousands, except per share data)
Net sales	$4,360,196	$4,468,969	$12,833,915	$13,341,012
Cost of sales	4,014,314	3,971,699	12,036,561	11,624,991
Gross profit	345,882	497,270	797,354	1,716,021
Selling, general and administrative expense	138,569	158,068	420,683	461,902
Restructuring activities	940	—	38,684	—
Operating income	206,373	339,202	337,987	1,254,119
Interest expense, net of capitalized interest	45,645	36,895	135,459	111,303
Interest income	(12,115)	(2,673)	(23,343)	(4,957)
Foreign currency transaction losses	8,924	54	43,462	14,348
Miscellaneous, net	(2,201)	(19,822)	(26,185)	(21,834)
Income before income taxes	166,120	324,748	208,594	1,155,259
Income tax expense	44,553	65,749	20,488	253,679
Net income	121,567	258,999	188,106	901,580
Less: Net income attributable to noncontrolling interests	289	647	1,185	674
Net income attributable to Pilgrim’s Pride Corporation	$121,278	$258,352	$186,921	$900,906

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	236,787	238,559	236,702	240,865
Effect of dilutive common stock equivalents	560	649	542	629
Diluted	237,347	239,208	237,244	241,494

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.51	$1.08	$0.79	$3.74
Diluted	$0.51	$1.08	$0.79	$3.73
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
	(In thousands)
Net income	$121,567	$258,999	$188,106	$901,580
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	(104,656)	(314,600)	39,269	(572,130)
Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	1,384	(1,919)	(275)	(2,242)
Income tax effect	—	—	—	—
Reclassification to net earnings for gains (losses) realized	133	1,342	(216)	2,661
Income tax effect	—	—	—	(24)
Available-for-sale securities:
Losses arising during the period	(112)	(28)	(166)	(28)
Income tax effect	27	7	40	7
Reclassification to net earnings for gains realized	139	—	168	—
Income tax effect	(34)	—	(41)	—
Defined benefit plans:
Gains (losses) arising during the period	(365)	2,472	9,628	18,625
Income tax effect	(1,583)	(555)	(4,710)	(4,564)
Reclassification to net earnings of gains realized	266	346	714	923
Income tax effect	(67)	(84)	(173)	(225)
Total other comprehensive income (loss), net of tax	(104,868)	(313,019)	44,238	(556,997)
Comprehensive income (loss)	16,699	(54,020)	232,344	344,583
Less: Comprehensive income attributable to noncontrolling interests	289	647	1,185	674
Comprehensive income (loss) attributable to Pilgrim’s Pride Corporation	$16,410	$(54,667)	$231,159	$343,909
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended September 24, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 25, 2022	261,611	$2,617	(25,142)	$(544,687)	$1,969,833	$1,749,499	$(336,448)	$12,462	$2,853,276
Net income	—	—	—	—	—	186,921	—	1,185	188,106
Other comprehensive income, net of tax	—	—	—	—	—	—	44,238	—	44,238
Stock-based compensation plans:
Common stock issued under compensation plans	264	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	5,603	—	—	—	5,603
Balance at September 24, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,975,434	$1,936,420	$(292,210)	$13,647	$3,091,223

Three Months Ended September 24, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 25, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,973,498	$1,815,142	$(187,342)	$13,358	$3,072,588
Net income	—	—	—	—	—	121,278	—	289	121,567
Other comprehensive loss, net of tax	—	—	—	—	—	—	(104,868)	—	(104,868)
Stock-based compensation plans:
Requisite service period recognition	—	—	—	—	1,936	—	—	—	1,936
Balance at September 24, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,975,434	$1,936,420	$(292,210)	$13,647	$3,091,223

Nine Months Ended September 25, 2022	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,964,028	$1,003,569	$(47,997)	$11,854	$2,588,934
Net income	—	—	—	—	—	900,906	—	674	901,580
Other comprehensive loss, net of tax	—	—	—	—	—	—	(556,997)	—	(556,997)
Stock-based compensation plans:
Common stock issued under compensation plans	262	3	—	—	(3)	—	—	—	—
Requisite service period recognition	—	—	—	—	6,285	—	—	—	6,285
Common stock purchased under share repurchase program	—	—	(7,469)	(199,553)	—	—	—	—	(199,553)
Balance at September 25, 2022	261,609	$2,617	(25,142)	$(544,687)	$1,970,310	$1,904,475	$(604,994)	$12,528	$2,740,249

Three Months Ended September 25, 2022	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 26, 2022	261,578	$2,616	(22,305)	$(465,123)	$1,968,562	$1,646,123	$(291,975)	$11,881	$2,872,084
Net income	—	—	—	—	—	258,352	—	647	258,999
Other comprehensive loss, net of tax	—	—	—	—	—	—	(313,019)	—	(313,019)
Stock-based compensation plans:
Common stock issued under compensation plans	31	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	1,749	—	—	—	1,749
Common stock purchased under share repurchase program	—	—	(2,837)	(79,564)	—	—	—	—	(79,564)
Balance at September 25, 2022	261,609	$2,617	(25,142)	$(544,687)	$1,970,310	$1,904,475	$(604,994)	$12,528	$2,740,249
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 24, 2023	September 25, 2022
	(In thousands)
Cash flows from operating activities:
Net income	$188,106	$901,580
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	307,414	300,962
Deferred income tax benefit	(46,808)	(48,611)
Gain on property disposals	(8,416)	(5,620)
Loan cost amortization	6,059	4,311
Stock-based compensation	5,236	5,982
Asset impairment	4,011	—
Accretion of discount related to Senior Notes	1,581	1,288
Loss on equity-method investments	330	1
Changes in operating assets and liabilities:
Trade accounts and other receivables	(65,183)	(211,827)
Inventories	(12,957)	(455,465)
Prepaid expenses and other current assets	(8,039)	(3,525)
Accounts payable, accrued expenses and other current liabilities	12,224	297,271
Income taxes	40,463	10,241
Long-term pension and other postretirement obligations	(1,700)	(3,128)
Other operating assets and liabilities	(22,723)	(2,847)
Cash provided by operating activities	399,598	790,613
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(432,339)	(342,588)
Proceeds from insurance recoveries	20,681	7,339
Proceeds from property disposals	17,188	14,607
Purchase of acquired business, net of cash acquired	—	(9,692)
Cash used in investing activities	(394,470)	(330,334)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	1,278,032	362,541
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(765,899)	(370,332)
Payments of capitalized loan costs	(10,275)	(3,070)
Payment of equity distribution under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	(1,592)	(1,961)
Purchase of common stock under share repurchase program	—	(199,553)
Cash provided by (used in) financing activities	500,266	(212,375)
Effect of exchange rate changes on cash and cash equivalents	(1,036)	(13,932)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	504,358	233,972
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	434,759	450,121
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$939,117	$684,093
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to approximately 110 countries. Our fresh products consist of refrigerated (nonfrozen) whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meat balls. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food-to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in the U.S., the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of September 24, 2023, Pilgrim’s had approximately 61,200 employees and had the capacity to process approximately 42.1 million birds per 5-day work week. Approximately 4,650 contract growers supply chicken for the Company’s operations. As of September 24, 2023, PPC had the capacity to process approximately 42,000 pigs per 5-day work week and 220 contract growers supply pigs for the Company’s operations. As of September 24, 2023, JBS S.A., through its indirect wholly-owned subsidiaries (collectively, “JBS”), beneficially owned 82.5% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 24, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 25, 2022.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2023) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The nine months ended September 24, 2023 represents the period from December 26, 2022 through September 24, 2023. The nine months ended September 25, 2022 represents the period from December 27, 2021 through September 25, 2022.
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
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 24, 2023	December 25, 2022
	(In thousands)
Cash and cash equivalents	$899,460	$400,988
Restricted cash and restricted cash equivalents	39,657	33,771
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$939,117	$434,759
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
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended September 24, 2023
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$2,020,480	$241,933	$129,624	$96,280	$2,488,317
U.K. and Europe	267,748	888,299	114,768	41,390	1,312,205
Mexico	479,100	53,126	—	27,448	559,674
Total net sales	$2,767,328	$1,183,358	$244,392	$165,118	$4,360,196

	Three Months Ended September 25, 2022
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$2,309,402	$280,114	$146,704	$100,700	$2,836,920
U.K. and Europe	205,403	783,048	180,605	34,039	1,203,095
Mexico	364,060	40,785	—	24,109	428,954
Total net sales	$2,878,865	$1,103,947	$327,309	$158,848	$4,468,969

	Nine Months Ended September 24, 2023
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$5,956,474	$708,389	$397,397	$304,833	$7,367,093
U.K. and Europe	813,118	2,598,748	349,492	100,861	3,862,219
Mexico	1,364,761	149,330	—	90,512	1,604,603
Total net sales	$8,134,353	$3,456,467	$746,889	$496,206	$12,833,915

	Nine Months Ended September 25, 2022
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$6,709,441	$839,164	$421,516	$347,886	$8,318,007
U.K. and Europe	674,757	2,320,873	538,878	105,621	3,640,129
Mexico	1,200,329	116,264	—	66,283	1,382,876
Total net sales	$8,584,527	$3,276,301	$960,394	$519,790	$13,341,012
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
Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 25, 2022	$34,486
Revenue recognized	(24,357)
Cash received, excluding amounts recognized as revenue during the period	65,039
Balance as of September 24, 2023	$75,168
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
The Company does not apply hedge accounting treatment to certain derivative financial instruments that it has purchased to mitigate commodity purchase exposures in the U.S. and Mexico or foreign currency transaction exposures on our

Mexico operations. Therefore, the Company recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. Realized gains and losses related to cash flows are disclosed in the Condensed Consolidated Statements of Cash Flows in Cash Provided by Operating Activities. Unrealized gains and losses related to cash flows are disclosed in the Condensed Consolidated Statements of Cash Flows in the line item Other operating assets and liabilities. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Foreign currency transaction losses and Cost of sales in the Condensed Consolidated Statements of Income.
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
We have generally applied the normal purchase and normal sale scope exception (“NPNS”) to our forward physical grain purchase contracts delivered by truck and to our forward physical natural gas and solar-generated power purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, amounts payable under these contracts are recorded when we take delivery of the contracted product and no amounts were recorded for the fair value of these contracts in the condensed consolidated financial statements at September 24, 2023 and December 25, 2022.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	September 24, 2023	December 25, 2022
	(In thousands)
Fair values:
Commodity derivative assets	$5,071	$17,922
Commodity derivative liabilities	(22,874)	(9,042)
Foreign currency derivative assets	944	555
Foreign currency derivative liabilities	(1,395)	(6,170)
Sales contract derivative assets	1,923	—
Sales contract derivative liabilities	—	(3,705)
Cash collateral posted with brokers(a)	39,657	33,771
Derivatives coverage(b):
Corn	10.9%	14.4%
Soybean meal	18.7%	10.1%
Period through which stated percent of needs are covered:
Corn	July 2024	December 2023
Soybean meal	July 2024	December 2023
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
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended		Nine Months Ended
Gains (Losses) by Type of Contract (a)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Foreign currency derivatives	$(6,164)	$(51)	$(53,818)	$(18,611)	Foreign currency transaction losses
Commodity derivatives	3,324	28,810	(13,023)	47,833	Cost of sales
Sales contract derivative	3,100	(6,734)	5,628	1,448	Net sales
Total	$260	$22,025	$(61,213)	$30,670
(a)Amounts represent income (expenses) related to results of operations.

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
	(In thousands)
Foreign currency derivatives	$1,346	$(1,974)	$(302)	$(2,317)

	Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended September 24, 2023			Three Months Ended September 25, 2022
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,360,196	$4,014,314	$45,645	$4,468,969	$3,971,699	$36,895
Impact from cash flow hedging instruments:
Foreign currency derivatives	106	239	—	(1,067)	275	—
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales and interest expense.

	Gains (Losses) Reclassified from AOCI into Income
	Nine Months Ended September 24, 2023			Nine Months Ended September 25, 2022
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$12,833,915	$12,036,561	$135,459	$13,341,012	$11,624,991	$111,303
Impact from cash flow hedging instruments:
Foreign currency derivatives	440	224	—	(2,001)	562	—
Interest rates swap derivatives	—	—	—	—	—	98
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales and interest expense.
At September 24, 2023, there was a $1.9 million pre-tax deferred net loss on foreign currency derivatives recorded in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.

4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	September 24, 2023	December 25, 2022
	(In thousands)
Trade accounts receivable	$1,084,388	$984,332
Notes receivable from third parties	14,576	33,477
Other receivables	60,505	88,962
Receivables, gross	1,159,469	1,106,771
Allowance for credit losses	(8,027)	(9,559)
Receivables, net	$1,151,442	$1,097,212

Accounts receivable from related parties(a)	$1,676	$2,512
(a)    Additional information regarding accounts receivable from related parties is included in “Note 17. Related Party Transactions.”
Activity in the allowance for credit losses was as follows:

Nine Months Ended
September 24, 2023
(In thousands)
Balance, beginning of period	$(9,559)
Provision charged to operating results	(316)
Account write-offs and recoveries	2,431
Effect of exchange rate	(583)
Balance, end of period	$(8,027)
In June 2023, the Company and JBS USA Food Company (“JBS USA”) jointly entered into a receivables purchase agreement with a bank for an uncommitted facility with a maximum capacity of $265.0 million and no recourse to the Company or JBS USA. Under the facility, the Company may sell eligible trade receivables in exchange for cash. Transfers under the agreement are recorded as a sale under ASC 860, Broad Transactions – Transfers and Servicing. At the transfer date, the Company received cash equal to the face value of the receivables sold less a fee based on the current Secured Overnight Financing Rate (“SOFR”) plus an applicable margin applied over the customer payment term. The fees are immaterial.
5.     INVENTORIES
Inventories consisted of the following:

	September 24, 2023	December 25, 2022
	(In thousands)
Raw materials and work-in-process	$1,157,966	$1,204,092
Finished products	662,178	596,375
Operating supplies	71,167	95,367
Maintenance materials and parts	105,409	94,350
Total inventories	$1,996,720	$1,990,184
6.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	September 24, 2023		December 25, 2022
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$374,484	$374,591	$167,366	$167,430

Gross realized gains during the three and nine months ended September 24, 2023 related to the Company’s available-for-sale securities were $5.8 million and $12.1 million, respectively and gross realized gains during the three and nine months ended September 25, 2022 were immaterial. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the nine months ended September 24, 2023 and September 25, 2022 that have been included in accumulated other comprehensive income (loss) and the net amount of gains and losses reclassified out of accumulated other comprehensive income (loss) to earnings during the nine months ended September 24, 2023 and September 25, 2022 are disclosed in “Note 13. Stockholders’ Equity.”
7.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the nine months ended September 24, 2023 was as follows:

	December 25, 2022	Currency Translation	September 24, 2023
	(In thousands)
U.S.	$41,936	$—	$41,936
U.K. and Europe	1,058,204	15,229	1,073,433
Mexico	127,804	—	127,804
Total	$1,227,944	$15,229	$1,243,173
Intangible assets consisted of the following:

	December 25, 2022	Amortization	Currency Translation	September 24, 2023
	(In thousands)
Cost:
Trade names not subject to amortization	$549,024	$—	$9,078	$558,102
Trade names subject to amortization	112,057	—	2,255	114,312
Customer relationships	427,662	—	3,527	431,189
Accumulated amortization:
Trade names	(53,708)	(2,861)	(2,952)	(59,521)
Customer relationships	(189,015)	(21,951)	(845)	(211,811)
Intangible assets, net	$846,020	$(24,812)	$11,063	$832,271
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
At September 24, 2023, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its intangible assets subject to amortization at that date. The Company will perform its annual tests of recoverability of goodwill and trade names not subject to amortization in the fourth quarter of 2023, which if there were to be an impairment could be material.

8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	September 24, 2023	December 25, 2022
	(In thousands)
Land	$268,280	$263,494
Buildings	2,124,712	2,065,042
Machinery and equipment	3,783,592	3,651,464
Autos and trucks	90,211	77,865
Finance lease assets	5,710	5,710
Construction-in-progress	497,263	358,819
PP&E, gross	6,769,768	6,422,394
Accumulated depreciation	(3,666,347)	(3,481,548)
PP&E, net	$3,103,421	$2,940,846
The Company recognized depreciation expense of $96.2 million and $90.8 million during the three months ended September 24, 2023 and September 25, 2022, respectively. The Company recognized depreciation expense of $282.6 million and $275.3 million during the nine months ended September 24, 2023 and September 25, 2022, respectively.
During the nine months ended September 24, 2023, Pilgrim’s spent $432.3 million on capital projects and transferred $292.6 million of completed projects from construction-in-progress to depreciable assets. During the nine months ended September 25, 2022, the Company spent $342.6 million on capital projects and transferred $230.7 million of completed projects from construction-in-progress to depreciable assets.
During the three and nine months ended September 24, 2023, the Company sold certain PP&E for $2.2 million and $17.2 million, respectively, in cash and recognized a net loss of $0.9 million and a net gain of $8.4 million, respectively, on these sales. PP&E sold during the nine months ended September 24, 2023 consisted of a farm in Mexico and other miscellaneous equipment. During the three and nine months ended September 25, 2022, the Company sold miscellaneous equipment for cash of $12.2 million and $14.6 million, respectively, and recognized a net loss of $8.3 million and $5.6 million, respectively, on these sales.
The Company has closed or idled various facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of September 24, 2023, the carrying amounts of these idled assets totaled $59.4 million based on depreciable value of $213.5 million and accumulated depreciation of $154.1 million. Idled asset values include those assets that are no longer in use as a result of the recent restructuring activities of our U.K. and Europe segment. During the nine months ended September 24, 2023, the Company recognized an additional impairment loss on PP&E of $4.0 million incurred as a result of those restructuring activities. Additional information regarding restructuring activities is included in “Note 16. Restructuring-Related Activities.”
As of September 24, 2023, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its PP&E held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its PP&E held for use at that date.

9.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	September 24, 2023	December 25, 2022
	(In thousands)
Accounts payable:
Trade accounts payable	$1,359,636	$1,476,552
Book overdrafts	89,251	93,800
Other payables	19,005	17,587
Total accounts payable	1,467,892	1,587,939
Accounts payable to related parties(a)	20,284	12,155
Revenue contract liabilities(b)	75,168	34,486
Accrued expenses and other current liabilities:
Compensation and benefits	236,353	258,098
Accrued sales rebates	95,418	55,002
Interest and debt-related fees	72,968	32,433
Litigation settlements(c)	68,630	99,230
Insurance and self-insured claims	68,535	72,453
Current maturities of operating lease liabilities	67,380	79,222
Taxes	43,428	33,550
Derivative liabilities(d)	24,269	18,917
Other accrued expenses	256,492	201,994
Total accrued expenses and other current liabilities	933,473	850,899
Total	$2,496,817	$2,485,479
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
10.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for confirmed invoices from participating suppliers to a financing entity. Maturity dates are generally between 65-180 days and we pay either the supplier or the financing entity depending on the supplier’s election. As of September 24, 2023 and December 25, 2022, the outstanding balance of confirmed invoices was $101.2 million and $239.6 million, respectively and are included in Accounts payable in the Condensed Consolidated Balance Sheets.

11.    INCOME TAXES
The Company recorded income tax expense of $20.5 million, a 9.8% effective tax rate, for the nine months ended September 24, 2023 compared to income tax expense of $253.7 million, a 21.9% effective tax rate, for the nine months ended September 25, 2022. The decrease in income tax expense in 2023 resulted primarily from the decrease in profit before income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 24, 2023, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the nine months ended September 24, 2023 and September 25, 2022, there is a tax effect of $(4.9) million and $(4.8) million, respectively, reflected in other comprehensive income.
For the nine months ended September 24, 2023 and September 25, 2022, there are immaterial tax effects reflected in income tax expense due to excess tax windfalls and shortfalls related to stock-based compensation.
The Company and its subsidiaries file a variety of consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In general, tax returns filed by the Company and its subsidiaries for years prior to 2011 are no longer subject to examination by tax authorities.
As of July 27, 2020, JBS owned in excess of 80% of Pilgrim’s. JBS has a federal tax election to file a consolidated tax return with subsidiaries in which it holds an ownership of at least 80%.
12.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	September 24, 2023	December 25, 2022
		(In thousands)
Senior notes payable, net of discount, at 6.25%	2033	$993,414	$—
Senior notes payable at 3.50%	2032	900,000	900,000
Senior notes payable, net of discount, at 4.25%	2031	992,442	991,692
Senior notes payable, net of discount, at 5.875%	2027	847,119	846,582
U.S. Credit Facility (defined below):
Term note payable at 6.40% - 8.50%	2026	—	480,078
Revolving note payable	2026	—	—
U.K. and Europe Revolving Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico BBVA Credit Facility (defined below) with notes payable at TIIE plus 1.35%	2026	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.70%	2023	—	—
Finance lease obligations	Various	2,908	3,624
Long-term debt		3,735,883	3,221,976
Less: Current maturities of long-term debt		(940)	(26,279)
Long-term debt, less current maturities		3,734,943	3,195,697
Less: Capitalized financing costs		(33,490)	(29,265)
Long-term debt, less current maturities, net of capitalized financing costs		$3,701,453	$3,166,432

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
On October 12, 2023, the Company completed the purchase for cash of the Senior Notes due 2027 through a tender offer. As of October 12, 2023, $812.8 million principal amount of the Senior Notes due 2027 had been validly tendered and purchased by the Company. The remaining outstanding Senior Notes due 2027 were purchased by the Company on October 16, 2023.
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
The Senior Notes due 2027, Senior Notes due 2031, Senior Notes due 2032, and Senior Notes due 2033 (together, “Guaranteed Senior Notes”) were and are each guaranteed on a senior unsecured basis by the Company’s guarantor subsidiaries. On February 16, 2023, the Company exchanged all of its outstanding principal amounts on the Senior Notes due 2031 and the Senior Notes due 2032 for an equal principal amount of new notes in a transaction registered under the Securities Act. The Senior Notes due 2033 were registered under the Securities Act from the date of sale. In addition, all of the Company’s other existing or future domestic restricted subsidiaries that incur or guarantee any other indebtedness (with limited exceptions) must also guarantee the Guaranteed Senior Notes. All the Guaranteed Senior Notes related guarantees were and are unsecured senior obligations of the Company and its guarantor subsidiaries and rank equally with all of the Company’s and its guarantor subsidiaries’ other unsubordinated indebtedness. The Guaranteed Senior Notes also contain customary covenants and events of default.
U.S. Senior Notes Due 2034
On October 12, 2023, the Company completed a sale of $500.0 million aggregate principal amount of its 6.875% unsecured, registered senior notes due 2034 (“Senior Notes due 2034”). The Company used the net proceeds from the offering of the Senior Notes due 2034, together with cash on hand, to repurchase pursuant to a tender offer and redeem all of its outstanding 5.875% Senior Notes due 2027. The issuance price of this offering to the public was 98.041%, which created gross proceeds of $490.2 million before transaction costs. The $9.8 million discount will be amortized over the remaining life of the Senior Notes due 2034. The Senior Notes due 2034 bear interest at a rate of 6.875% per annum from the date of issuance until maturity, payable semiannually in arrears on May 15 and November 15 of each year, commencing on May 15, 2024.
The Senior Notes due 2034 are the Company’s senior unsecured obligations and will rank equally with all of the Company’s existing and future senior unsecured debt and rank senior to all of the Company’s existing and future subordinated debt. The Senior Notes due 2034 will be effectively junior to the Company’s existing and future secured debt to the extent of the value of the collateral securing such debt. The Senior Notes due 2034 are not guaranteed by the Company’s subsidiaries will be structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries.
U.S. Credit Facilities
2021 U.S. Credit Facility
On August 9, 2021, the Company and certain of the Company’s subsidiaries entered into a Fifth Amended and Restated Credit Agreement (the “2021 U.S. Credit Facility”) with CoBank, ACB, as administrative agent and collateral agent, and the other lenders party thereto. The 2021 U.S. Credit Facility provides for an $800.0 million revolving credit commitment and a term loan commitment of up to $700.0 million (the “Term Loans”). The 2021 U.S. Credit Facility includes an incremental commitment and loan feature that allows the Company, subject to certain conditions, to increase the aggregate revolving loan and term loan commitments. The aggregate amount of incremental commitments and loans shall not exceed the sum of $500.0 million plus the maximum amount that would result in a senior secured leverage ratio, on a pro-forma basis, of not more than 3.00 to 1.00.
The revolving loan commitment under the 2021 U.S. Credit Facility provided that it matured on August 9, 2026. All principal on the Term Loans is due at maturity on August 9, 2026. Installments of principal in amounts predetermined by CoBank, ACB are required to be made on a quarterly basis prior to the maturity date of the Term Loans beginning in January 2022. On April 19, 2023, the outstanding balances for the swingline loans and term loans under the 2021 U.S. Credit Facility were paid in full with the proceeds from the Senior Notes 2033 as outlined above. As of September 24, 2023, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $25.1 million and $774.9 million, respectively. There were no outstanding borrowings as of September 24, 2023. The 2021 U.S. Credit Facility was replaced by the Revolving Syndicated Facility Agreement (“RCF”) on October 4, 2023 as outlined in the details below.
The 2021 U.S. Credit Facility includes an $80.0 million sub-limit for swingline loans and a $125.0 million sub-limit for letters of credit.
On June 21, 2023, PPC, CoBank and the other lenders party entered into a first amendment to the 2021 U.S. Credit Facility in connection with a benchmark transition event with respect to LIBOR. With the first amendment the parties agreed to replace LIBOR with Adjusted Term Secured Overnight Financing rate (“SOFR”), corresponding to Term SOFR plus a SOFR adjustment percentage per annum equal to 0.10%.
The 2021 U.S. Credit Facility contains customary financial and other various covenants for transactions of this type, including restrictions on the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make certain restricted payments, consummate certain asset sales, enter into certain transactions with the Company’s affiliates, or merge, consolidate and/or sell or dispose of all or substantially all of its assets, among other things. The 2021 U.S. Credit Facility requires the Company to comply with a minimum net leverage ratio and a minimum interest coverage ratio.
All obligations under the 2021 U.S. Credit Facility continue to be secured by first priority liens on (1) all present and future personal property of the Company and certain of the Company’s subsidiaries and the guarantors, including all material domestic and first-tier direct foreign subsidiaries, (2) all present and future shares of capital stock of the borrowers and guarantors and (3) substantially all of the present and future assets of the Company and the guarantors under the 2021 U.S. Credit Facility. The Company is currently in compliance with the covenants under the 2021 U.S. Credit Facility.
Revolving Syndicated Facility Agreement
On October 4, 2023 (the “Effective Date”), the Company and certain of the Company’s subsidiaries entered into a Revolving Syndicated Facility Agreement (the “RCF”) with CoBank, ACB as administrative agent and collateral agent, and the other lenders party thereto. The RCF replaced the 2021 U.S. Credit Facility detailed above. The RCF increased the Company’s availability under the revolving loan commitment from $800.0 million to $850.0 million, amended certain covenants, and extended the maturity date of the Company’s revolving loan commitments from August 9, 2026 to October 4, 2028.
Additionally, the RCF is unsecured and the assets that previously secured 2021 U.S. Credit Facility have now been (or are in the process of being) released. The RCF will be used for general corporate purposes and replaces the 2021 U.S. Credit Facility. Outstanding borrowings under the RCF bear interest at a per annum rate equal to either SOFR or the prime rate plus applicable margins based on the Company’s credit ratings.
The RCF requires customary financial and other covenants for transactions of this type, including limitations on 1) liens, 2) indebtedness, 3) sales and other dispositions of assets, 4) dividends, distributions, and other payments in respect of equity interest, 5) investments, and 6) voluntary prepayments, redemptions or repurchases of junior debt. In each case, clauses 1 to 6 are subject to certain exceptions which can be material and certain of such clauses only apply to the Company upon the occurrence of certain triggering events.
U.K. and Europe Revolving Facility
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “U.K. and Europe Revolver Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The U.K. and Europe Revolver Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the (1) current index interest rate, depending on the currency of the borrowing, plus (2) a margin, ranging from 1.25% to 2.00% based on leverage (as defined in the U.K. and Europe Revolver Facility). All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of September 24, 2023, both the U.S. dollar-equivalent loan commitment and borrowing availability were $183.6 million and there were no outstanding borrowings under this agreement.
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
Mexico Credit Facilities
On December 14, 2018, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is Mex$1.5 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate (TIIE) plus 1.7%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Company is currently in compliance with the covenants under the Mexico Credit Facility. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on December 14, 2023. As of September 24, 2023, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $87.2 million. As of September 24, 2023, there were no outstanding borrowings under the Mexico Credit Facility.
On August 15, 2023, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico BBVA Credit Facility”) with BBVA México as lender. The loan commitment under the Mexico BBVA Credit Facility is Mex$1.1 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico BBVA Credit Facility accrue interest at a rate equal to TIIE plus 1.35%. The Mexico BBVA Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Company is currently in compliance with the covenants under the Mexico BBVA Credit Facility. The Mexico BBVA Credit Facility will be used for general corporate and working capital purposes. The Mexico BBVA Credit Facility will mature on August 15, 2026. As of September 24, 2023, the U.S. dollar-equivalent of the loan commitment and borrowing availability was Mex$64.5 million. As of September 24, 2023, there were no outstanding borrowings under the Mexico BBVA Credit Facility.
13.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Nine Months Ended September 24, 2023
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(269,825)	$(1,162)	$(65,447)	$(14)	$(336,448)
Other comprehensive income (loss) before reclassifications	39,269	(302)	5,282	(126)	44,123
Amounts reclassified from accumulated other comprehensive loss to net income	—	(216)	541	127	452
Currency translation	—	27	(364)	—	(337)
Net current period other comprehensive income (loss)	39,269	(491)	5,459	1	44,238
Balance, end of period	$(230,556)	$(1,653)	$(59,988)	$(13)	$(292,210)

	Nine Months Ended September 25, 2022
	Gains (Losses) Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$27,241	$(2,365)	$(72,873)	$—	$(47,997)
Other comprehensive income (loss) before reclassifications	(572,130)	(2,317)	14,061	(21)	(560,407)
Amounts reclassified from accumulated other comprehensive loss to net income	—	2,637	698	—	3,335
Currency translation	—	75	—	—	75
Net current period other comprehensive income (loss)	(572,130)	395	14,759	(21)	(556,997)
Balance, end of period	$(544,889)	$(1,970)	$(58,114)	$(21)	$(604,994)

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 24, 2023	Nine Months Ended September 25, 2022	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gains (losses) on settlement of foreign currency derivatives classified as cash flow hedges	$440	$(2,001)	Net sales
Realized losses on settlement of foreign currency derivatives classified as cash flow hedges	(224)	(562)	Cost of sales
Realized losses on sale of securities	(168)	—	Interest income
Realized losses on settlement of interest rate swap derivatives classified as cash flow hedges	—	(98)	Interest expense, net of capitalized interest
Amortization of pension and other postretirement plan actuarial losses(b)	(714)	(923)	Miscellaneous, net
Total before tax	(666)	(3,584)
Tax benefit	214	249
Total reclassification for the period	$(452)	$(3,335)
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
Restrictions on Dividends
The 2021 U.S. Credit Facility, the RCF and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. Additionally, the U.K. and Europe Revolver Facility prohibits MPH(E) and other Pilgrim’s entities located in the U.K. and Republic of Ireland to, among other things, make payments and distributions to the Company.

14.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”), the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan (the “Tulip Plan”) and the Geo Adams Group Pension Fund (the “Geo Adams Plan”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $8.3 million and $7.1 million in the three months ended September 24, 2023 and September 25, 2022, respectively, and $23.7 million and $23.9 million in the nine months ended September 24, 2023 and September 25, 2022, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Nine Months Ended
	September 24, 2023		September 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$236,147	$1,169	$373,062	$1,346
Interest cost	7,918	36	4,885	15
Actuarial gain	(11,882)	(24)	(105,562)	(135)
Benefits paid	(11,987)	(118)	(9,305)	(105)
Curtailments and settlements	—	—	(4,436)	—
Currency translation loss (gain)	5,201	—	(22,079)	—
Projected benefit obligation, end of period	$225,397	$1,063	$236,565	$1,121

	Nine Months Ended
	September 24, 2023		September 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of period	$210,133	$—	$326,409	$—
Actual return on plan assets	5,048	—	(80,820)	—
Contributions by employer	6,423	118	7,679	105
Benefits paid	(11,987)	(118)	(9,305)	(105)
Curtailments and settlements	—	—	(4,436)	—
Expenses paid from assets	(200)	—	(247)	—
Currency translation gain (loss)	4,834	—	(21,136)	—
Fair value of plan assets, end of period	$214,251	$—	$218,144	$—

	September 24, 2023		December 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Funded status:
Unfunded benefit obligation, end of period	$(11,146)	$(1,063)	$(26,014)	$(1,169)

	September 24, 2023		December 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:
Current liability	$(794)	$(148)	$(841)	$(177)
Long-term liability	(10,352)	(915)	(25,173)	(992)
Recognized liability	$(11,146)	$(1,063)	$(26,014)	$(1,169)

	September 24, 2023		December 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in accumulated other comprehensive loss at end of period:
Net actuarial loss (gain)	$38,190	$(90)	$48,121	$(66)
The accumulated benefit obligation for the Company’s defined benefit pension plans was $225.4 million and $236.1 million at September 24, 2023 and December 25, 2022, respectively. Each of the Company’s defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both September 24, 2023 and December 25, 2022.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended				Nine Months Ended
	September 24, 2023		September 25, 2022		September 24, 2023		September 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)				(In thousands)
Interest cost	$2,821	$14	$1,661	$5	$7,918	$36	$4,885	$15
Estimated return on plan assets	(2,596)	—	(2,519)	—	(7,349)	—	(7,533)	—
Settlement loss	—	—	229	—	—	—	1,396	—
Expenses paid from assets	54	—	59	—	200	—	247	—
Amortization of net loss	261	—	342	—	701	—	910	—
Amortization of past service cost	5	—	4	—	13	—	13	—
Net costs(a)	$545	$14	$(224)	$5	$1,483	$36	$(82)	$15
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	September 24, 2023		December 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	5.53%	5.67%	5.04%	5.16%

	Nine Months Ended
	September 24, 2023		September 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	5.09%	5.16%	2.40%	2.38%
Expected return on plan assets	4.98%	NA	3.31%	NA

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Nine Months Ended
	September 24, 2023		September 25, 2022
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$48,121	$(66)	$58,143	$118
Amortization	(714)	—	(923)	—
Settlement adjustments	—	—	(1,396)	—
Actuarial gain	(11,882)	(24)	(105,562)	(135)
Asset loss	2,301	—	88,353	—
Currency translation loss (gain)	364	—	(321)	—
Net actuarial loss (gain), end of period	$38,190	$(90)	$38,294	$(17)
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $7.4 million in the three months ended September 24, 2023 and $21.2 million in the nine months ended September 24, 2023.
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
As of September 24, 2023 and December 25, 2022, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk.

The following items were measured at fair value on a recurring basis:

	September 24, 2023			December 25, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Commodity derivative assets	$5,071	$—	$5,071	$17,922	$—	$17,922
Foreign currency derivative assets	944	—	944	555	—	555
Sales contract derivative assets	—	1,923	1,923	—	—	—
Liabilities:
Commodity derivative liabilities	(22,874)	—	(22,874)	(9,042)	—	(9,042)
Foreign currency derivative liabilities	(1,395)	—	(1,395)	(6,170)	—	(6,170)
Sales contract derivative liabilities	—	—	—	—	(3,705)	(3,705)
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
The carrying amounts and estimated fair values of our debt obligations recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	September 24, 2023		December 25, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(900,000)	$(704,241)	$(900,000)	$(726,498)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(992,442)	(849,070)	(991,691)	(734,349)
Fixed-rate senior notes payable at 5.875%, at Level 2 inputs	(847,119)	(841,594)	(846,582)	(846,175)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(993,414)	(961,630)	—	—
Variable-rate term note payable at 5.00%, at Level 3 inputs	—	—	(480,078)	(489,857)
See “Note 12. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at September 24, 2023 or December 25, 2022, as applicable.
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

16.    RESTRUCTURING-RELATED ACTIVITIES
In 2022, the Company began restructuring initiatives to phase out and reduce processing volumes at multiple production facilities throughout the U.K. and Europe reportable segment. Implementation of these initiatives is expected to result in total pre-tax charges of approximately $69.7 million, and approximately $45.1 million of these charges are estimated to result in cash outlays. These activities were initiated in the fourth quarter of 2022 and were nearing completion by the end of the third quarter of 2023.
The following table provides a summary of our estimates of costs associated with these restructuring initiatives by major type of cost:

	Moy Park	Pilgrim’s Pride Ltd.	Pilgrim’s Food Masters	Total
	(In thousands)
Earliest implementation date	October 2022	November 2022	December 2022
Expected predominant completion date	June 2023	July 2023	July 2023
Costs incurred and expected to be incurred:
Employee-related costs	$10,972	$19,400	$12,633	$43,005
Asset impairment costs	3,236	—	4,141	7,377
Contract termination costs	248	—	24	272
Other exit and disposal costs (a)	6,601	6,427	5,998	19,026
Total exit and disposal costs	$21,057	$25,827	$22,796	$69,680
Cost incurred since earliest implementation date:
Employee-related costs	$10,972	$19,400	$12,420	$42,792
Asset impairment costs	3,236	—	4,141	7,377
Contract termination costs	248	—	—	248
Other exit and disposal costs (a)	6,224	6,510	5,998	18,732
Total exit and disposal costs	$20,680	$25,910	$22,559	$69,149
(a)Comprised of other costs directly related to the restructuring initiatives including Moy Park flock depletion, the write-off of Pilgrim’s Pride Ltd. prepaid maintenance costs and Pilgrim’s Food Masters consulting fees.
During the nine months ended September 24, 2023, the Company recognized the following expenses and paid the following cash related to each restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Moy Park	$1,355	$6,855
Pilgrim’s Pride Ltd.	15,771	19,517
Pilgrim’s Food Masters	21,558	19,496
	$38,684	$45,868
These expenses are reported in the line item Restructuring activities on the Condensed Consolidated Statements of Income.
The following table reconciles liabilities and reserves associated with each restructuring initiative from its respective inception to September 24, 2023. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in our Condensed Consolidated Balance Sheets. The ending reserve balance for asset impairments is reported in the line item Property, plant and equipment, net in our Condensed Consolidated Balance Sheets.

	Moy Park
	Liability or reserve as of December 25, 2022	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of September 24, 2023
	(In thousands)
Asset impairment	$2,391	$(323)	$(2,514)	$446	$—
Inventory adjustments	1	47	(48)	—	—
Other charges	6,025	141	(2,819)	(329)	3,018
Other employee costs	—	1,364	(1,364)	—	—
Contract termination	122	126	(110)	—	138
Total	$8,539	$1,355	$(6,855)	$117	$3,156

	Pilgrim’s Pride Ltd.
	Liability or reserve as of December 25, 2022	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of September 24, 2023
	(In thousands)
Employee retention benefits	$—	$1,838	$(1,800)	$5	$43
Severance	5,503	9,355	(14,083)	158	933
Inventory adjustments	615	372	(722)	18	283
Lease termination	800	(67)	—	15	748
Other charges	501	4,273	(2,912)	(10)	1,852
Total	$7,419	$15,771	$(19,517)	$186	$3,859

	Pilgrim’s Food Masters
	Liability or reserve as of December 25, 2022	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of September 24, 2023
	(In thousands)
Severance	$639	$11,457	$(11,975)	$48	$169
Asset impairment	—	4,141	(4,143)	2	—
Inventory adjustments	—	793	(728)	(4)	61
Lease termination	—	1,219	—	27	1,246
Other charges	—	3,948	(2,650)	(12)	1,286
Total	$639	$21,558	$(19,496)	$61	$2,762
17.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
	(In thousands)
Sales to related parties:
JBS USA Food Company(a)	$7,191	$8,314	$23,715	$17,911
JBS Australia Pty. Ltd	—	935	1,691	2,331
JBS Chile Ltd.	29	245	1,156	424
Combo Mercado De Congelados, S. de RL. De CV	415	483	958	1,339
Other related parties	—	20	—	20
Total sales to related parties	$7,635	$9,997	$27,520	$22,025

	Three Months Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
	(In thousands)
Cost of goods purchased from related parties:
JBS USA Food Company(a)	$59,422	$6,393	$187,836	$119,546
Seara Meat B.V.	5,085	14,795	14,724	27,926
Penasul UK LTD	3,102	4,091	11,392	10,514
JBS Asia Co Limited	2,338	2,448	3,977	6,370
Other related parties	324	699	2,211	1,161
Total cost of goods purchased from related parties	$70,271	$28,426	$220,140	$165,517

	Three Months Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
	(In thousands)
Expenditures paid by related parties:
JBS USA Food Company(b)	$21,245	$19,035	$81,371	$72,974
Other related parties	—	16	15	71
Total expenditures paid by related parties	$21,245	$19,051	$81,386	$73,045

	Three Months Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
	(In thousands)
Expenditures paid on behalf of related parties:
JBS USA Food Company(b)	$18,710	$7,553	$31,629	$46,895
Other related parties	—	—	5	—
Total expenditures paid on behalf of related parties	$18,710	$7,553	$31,634	$46,895

	September 24, 2023	December 25, 2022
	(In thousands)
Accounts receivable from related parties:
JBS USA Food Company(a)	$1,390	$2,062
JBS Chile Ltda.	36	—
Other related parties	250	450
Total accounts receivable from related parties	$1,676	$2,512

	September 24, 2023	December 25, 2022
	(In thousands)
Accounts payable to related parties:
JBS USA Food Company(a)	$13,500	$7,434
JBS Asia Co Limited	2,997	2,099
Seara Meats B.V.	1,992	—
Penasul UK LTD	1,271	940
Other related parties	524	1,682
Total accounts payable to related parties	$20,284	$12,155
(a)    The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of September 24, 2023 goods purchased and in transit from JBS USA were immaterial and not reflected on our Condensed Consolidated Balance Sheet.

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
Additional information regarding reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2023(a)	September 25, 2022(b)	September 24, 2023(c)	September 25, 2022(d)
	(In thousands)
Net sales
U.S.	$2,488,317	$2,836,920	$7,367,093	$8,318,007
U.K. and Europe	1,312,205	1,203,095	3,862,219	3,640,129
Mexico	559,674	428,954	1,604,603	1,382,876
Total	$4,360,196	$4,468,969	$12,833,915	$13,341,012
(a)In addition to the above third party sales, for the three months ended September 24, 2023, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $105.9 million. These sales consisted of fresh products, prepared products and grain.
(b)In addition to the above third party sales, for the three months ended September 25, 2022, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $31.9 million. These sales consisted of fresh products, prepared products and egg sales.
(c)In addition to the above third party sales, for the nine months ended September 24, 2023, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $201.8 million. These sales consisted of fresh products, prepared products and grain.
(d)In addition to the above third party sales, for the nine months ended September 25, 2022, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $101.6 million. These sales consisted of fresh products, prepared products and egg sales.

	Three Months Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
	(In thousands)
Reportable segment profit:
U.S.	$101,382	$338,548	$110,541	$1,146,821
U.K. and Europe	42,809	14,198	70,583	406
Mexico	62,182	(13,558)	157,076	106,850
Eliminations	—	14	(213)	42
Total operating income	206,373	339,202	337,987	1,254,119
Interest expense, net of capitalized interest	45,645	36,895	135,459	111,303
Interest income	(12,115)	(2,673)	(23,343)	(4,957)
Foreign currency transaction losses	8,924	54	43,462	14,348
Miscellaneous, net	(2,201)	(19,822)	(26,185)	(21,834)
Income before income taxes	166,120	324,748	208,594	1,155,259
Income tax expense	44,553	65,749	20,488	253,679
Net income	$121,567	$258,999	$188,106	$901,580

	September 24, 2023	December 25, 2022
	(In thousands)
Total assets by reportable segment:
U.S.	$7,264,545	$6,847,209
U.K. and Europe	4,146,472	4,033,990
Mexico	1,541,064	1,292,056
Eliminations	(3,024,265)	(2,917,486)
Total assets	$9,927,816	$9,255,769

	September 24, 2023	December 25, 2022
	(In thousands)
Long-lived assets by reportable segment(a):
U.S.	$2,062,519	$1,943,967
U.K. and Europe	1,008,616	1,011,283
Mexico	301,753	295,069
Eliminations	(3,888)	(3,675)
Total long-lived assets	$3,369,000	$3,246,644
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
On May 12, 2022, the Mexican Tax Authorities issued tax assessments against Pilgrim’s Pride, S. de R.L. de C.V. and Provemex Holdings, LLC in connection with PPC’s acquisition of Tyson de México. Following the acquisition, PPC re-domiciled Provemex Holdings, LLC from the U.S. to Mexico. The tax authorities claim that Provemex Holdings, LLC was a Mexican entity at the time of the acquisition and, as a result, was obligated to pay taxes on the sale. The Mexican subsidiaries of PPC filed a petition to nullify these assessments, and on June 7, 2023, the tax court granted the petition. The Mexican Tax Authorities have appealed that decision. Amounts under appeal are approximately $287.1 million for each of the two tax assessments. No loss has been recorded for these amounts at this time.
U.S. Litigation
Between September 2, 2016 and October 13, 2016, a series of federal class action lawsuits were filed with the U.S. District Court for the Northern District of Illinois (“Illinois Court”) against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws and styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 (“Broiler Antitrust Litigation”). The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: the direct purchasers (“Broiler DPPs”), the commercial and institutional indirect purchasers (“Broiler CIIPPs”), and the end-user consumer indirect purchasers (“Broiler EUCPs”). Between December 8, 2017 and September 1, 2021, 82 individual direct action complaints were filed with the Illinois Court by individual direct purchaser entities (“Broiler DAPs”) naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints, though some added allegations of price fixing and bid rigging on certain sales. On May 27, 2022, the Illinois Court certified each of the three classes. On June 30, 2023, the Illinois Court issued its summary judgment order that dismissed certain claims against PPC but denied dismissal as to the supply reduction claims from 2008-2012. PPC has entered into agreements to settle all claims made by the Broiler DPPs, Broiler CIIPPs, and Broiler EUCPs, for an aggregate total of $195.5 million, each of which has received final approval from the Illinois Court. PPC continues to defend itself against the Broiler DAPs as well as parties that have opted out of the class settlements (collectively, the “Broiler Opt Outs”). PPC will seek reasonable settlements where they are available. To date, PPC has recognized an expense of $537.4 million to cover settlements with various Broiler Opt Outs. For the nine months ending September 24, 2023, $23.0 million has been recognized by PPC in Selling, general and administrative expense (“SG&A expense”) in the Consolidated Statements of Income. The Illinois Court issued a revised scheduling order for certain plaintiffs who limited their claims to reduction of output, and the first trial began on September 12, 2023. PPC has settled with all plaintiffs in the first trial. A second trial is set for March 4, 2024 with the Broiler CIIPPs, who PPC has settled with. Trials with the Broiler EUCPs and other Broiler DAPs are not yet scheduled.
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
On October 20, 2016, Patrick Hogan, acting on behalf of himself and a putative class of certain PPC stockholders, filed a class action complaint in the U.S. District Court for the District of Colorado (“Colorado Court”) against PPC and its named executive officers styled as Hogan v. Pilgrim’s Pride Corporation, et al., No. 16-CV-02611 (“Hogan Litigation”). The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler chicken market as alleged in the Broilers Litigation, (2) its conduct constituted a violation of federal antitrust laws, and (3) PPC’s revenues during the class period were the result of illegal conduct. On July 31, 2020, defendants filed a motion to dismiss, which the Colorado Court granted on procedural grounds on April 19, 2021. On May 17, 2021, the plaintiff filed a motion for amended judgment, which the Colorado Court denied on November 29, 2021. The plaintiff then filed a notice of appeal on December 28, 2021, and the appeal was opened in the U.S. Court of Appeals for the Tenth Circuit. On July 13, 2023, the Tenth Circuit reversed the Colorado Court decision and remanded to consider the complaint on the merits. PPC has filed a renewed motion to dismiss the complaint in the Colorado Court that is currently being briefed.
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
On September 1, 2020, February 22, 2021, and October 28, 2021, the Attorneys General in New Mexico (State of New Mexico v. Koch Foods, et al., D-101-CV-2020-01891), Alaska (State of Alaska v. Agri Stats, Inc., et al., 3AN-21-04632), and Washington (State of Washington v. Tyson Foods Inc., et al., 21-2-14174-5), respectively, filed complaints against PPC and others based on allegations similar to those asserted in the Broiler Antitrust Litigation. PPC has answered all of the complaints and each case is now in discovery. On March 9, 2023, PPC entered into an agreement to settle all claims made by the State of Washington for $11.0 million. The State of Washington claim was paid in the second quarter of 2023. PPC will seek reasonable settlements where they are available. For the nine months ending September 24, 2023, $0.7 million has been recognized by PPC in SG&A expense in the Consolidated Statement of Income to cover settlements with other Attorneys General.

U.S. Federal Matters
On February 9, 2022, the Company learned that the DOJ opened a civil investigation into human resources antitrust matters, and on October 6, 2022, the Company learned that the DOJ opened a civil investigation into grower contracts and payment practices and on October 2, 2023, received a CID requesting information from the Company. The Company is cooperating with the DOJ in its investigations and CID. The DOJ has informed the Company that it is likely to file a civil complaint pursuant to at least one of these investigations.
20.    BUSINESS INTERRUPTION INSURANCE
The Company experienced business interruptions from the COVID-19 pandemic and a tornado on December 10, 2021 in Mayfield, Kentucky that significantly damaged two hatcheries and a feed mill. The Company maintains certain insurance coverage, including business interruption insurance, intended to cover such circumstances. In the three and nine months ended September 24, 2023, the Company received $6.7 million and $60.4 million in proceeds from business interruption insurance, respectively. In the nine months ended September 24, 2023, the Company recognized $35.9 million in income from business interruption insurance in Cost of sales on the Condensed Consolidated Statement of Income, with $25.3 million in the U.S. reportable segment and $10.6 million in the U.K. and Europe reportable segment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
We reported net income attributable to Pilgrim’s of $186.9 million, or $0.79 per diluted common share, and income before tax totaling $208.6 million, for the nine months ended September 24, 2023. These operating results included net sales of $12.8 billion, gross profit of $797.4 million and $399.6 million of cash provided by operating activities. We generated a consolidated operating margin of 2.6%. For the nine months ended September 24, 2023, we generated EBITDA and Adjusted EBITDA of $628.1 million and $724.7 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
During the third quarter of 2023, we continued to experience challenges from inflation in commodity, labor and other operating costs across all our businesses. The global feed ingredient and energy markets continue to be impacted by the Russia-Ukraine war, driving up prices as supply out of the Black Sea region is disrupted and future production is at risk. Despite inflationary headwinds and subdued consumer demand throughout the U.K. and E.U., we have and will continue to invest in our people, implement supply chain solutions, and conduct customer negotiations for cost recovery. Mexico remains a volatile market given inflationary pressures, an evolving global protein industry, and overall business seasonality.
Russia-Ukraine War Impacts
The Russia-Ukraine war began in February 2022. The impact of the ongoing war and sanctions has not been limited to businesses that operate in Russia and Ukraine and has negatively impacted and will likely continue to negatively impact other global economic markets including where we operate. The impacts have included and may continue to include, but are not limited to, higher prices for commodities, such as food products, ingredients and energy products, increasing inflation in some countries, and disrupted trade and supply chains. The conflict has disrupted shipments of grains, vegetable oils, fertilizer and energy products. Russia’s recent suspension of the Black Sea Grain Initiative, which allowed Ukraine to export grain and other food items, will likely further exacerbate rising food prices and supply chain issues if not reinstated.
The impact on the agriculture markets falls into two main categories: (1) the effect on Ukrainian crop production, as the region is key in global grain production; and (2) the duration of the disruption in trade flows. Safety and financing concerns in the region are restricting export execution, which is in turn forcing grain and oil demand to find alternative supply. The duration of the war and related volatility makes global markets extremely sensitive to growing-season weather in other global grain producing regions and has led to a large risk premium in futures prices. The continued volatility in the global markets as a result of the war has adversely impacted our costs by driving up prices, raising inflation and increasing pressure on the supply of feed ingredients and energy products throughout the global markets. In the third quarter of 2023, Ukraine grain export volumes continued to recover, but still remain below pre-war volumes. Their supply constraints did not have a material impact on our costs during the third quarter. However, if the Black Sea Grain Initiative remains suspended, supply constraints may worsen materially.
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
U.S. commodity market prices for chicken products during the third quarter of 2023 fluctuated as normal seasonal movements during July were followed by counter-seasonal improvements in August, before ending the quarter trending downwards as pricing reverted to historically average terms. Per the October 2023 U.S. Department of Agriculture (or “USDA”) reports on world agriculture supply and demand estimates (or “WASDE”) and poultry slaughter (or “Poultry Slaughter”), estimated industry ready-to-cook production decreased by 1.9% from the prior year levels. The decrease in ready-to-cook production is due to reduced chicken headcounts.
During the third quarter of 2023, the U.S. chicken market experienced volume demand growth. Retail volumes grew due to contributions from fresh, frozen, and deli. Foodservice distribution volume demand increased, but at relatively lower prices than prior year. Export volume in shipments also increased during the first two months of the third quarter of 2023. Chicken cold storage inventories decreased seasonally from the end of June to the end of September and remain below the five-year historical average. Meanwhile, estimated domestic availability of competing proteins tightened relative to the third quarter of 2022 due to contractions within beef and pork production.
U.S. chicken market prices began the quarter trending below the five-year historical average during the third quarter of 2023, but as production declined and volume demand improved, cold storage inventory positions declined, reflecting a tighter chicken supply, causing a slight improvement in market prices for chicken products before the end of the third quarter of 2023.
During the third quarter of 2023, the U.K. chicken market saw an increase in labor costs due to the national living wages change in April 2023. Through our current customer models and additional negotiations we have offset the majority of these cost increases. Our utilities and feed ingredient costs continued to decrease in the third quarter of 2023 from the beginning of the year. We continue to focus on managing costs, including labor and yield efficiencies, agricultural performance and increasing operational efficiency through investments in capital projects.
Commodity prices for chicken in Mexico were above prior year prices throughout the quarter, but steadily declining and ended the quarter below prior year levels.
Prices for the remainder of the year will depend on (1) the evolution of foodservice, retail and export meat demand and (2) factors such as government regulation, the ongoing Russia-Ukraine war, feed production input costs, further spread of avian influenza both domestically and abroad, uncertainty surrounding the general economy and overall protein supply.
U.K. market prices for pork products have continued to recover during the third quarter of 2023, with growth during the quarter continuing the upward trend from 2022, reflecting pig shortages from a 20% reduction of the English sow herd during 2022. This was underpinned by growth throughout the year of pig prices in the U.K. market, which also had a reduction in supply. U.K. pig prices have remained high during the third quarter, whereas E.U. pig prices decreased during the quarter and are now 6% below U.K. pig prices. Due to increased market pricing and stabilization of feed prices, U.K. pig farming became profitable in the second quarter of 2023 and remains profitable in the third quarter of 2023.
U.K. prices for prepared foods have remained at elevated levels from inflationary pressure, primarily from increased pork prices. We continue to focus on partnering with our Key Customers and increasing operational efficiency.
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
Results of Operations
Three Months Ended September 24, 2023 Compared to the Three Months Ended September 25, 2022
Net sales. Net sales generated in the three months ended September 24, 2023 decreased $108.8 million, or 2.4%, from net sales generated in the three months ended September 25, 2022. The following table provides net sales information:

Sources of net sales	Three Months Ended September 24, 2023	Change from Three Months Ended September 25, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,488,317	$(348,603)	(12.3)%
U.K. and Europe	1,312,205	109,110	9.1%
Mexico	559,674	130,720	30.5%
Total net sales	$4,360,196	$(108,773)	(2.4)%
U.S. Reportable Segment. U.S. net sales generated in the three months ended September 24, 2023 decreased $348.6 million, or 12.3%, from U.S. net sales generated in the three months ended September 25, 2022 primarily due to a decrease in net sales per pound of $417.8 million, or 14.7 percentage points. The decrease in net sales per pound was partially offset by an increase in sales volume of $69.2 million, or 2.4 percentage points. The decrease in net sales per pound was driven primarily by market pricing that was below prior year levels.
U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the three months ended September 24, 2023 increased $109.1 million, or 9.1%, from U.K. and Europe net sales generated in the three months ended September 25, 2022 primarily due to a favorable impact of foreign currency translation of $88.6 million, or 7.4 percentage points, and an increase in net sales per pound of $33.9 million, or 2.8 percentage points, partially offset by a decrease in sales volume of $13.4 million, or 1.1 percentage points. The increase in net sales per pound was driven by price increases necessary to recover increased feed ingredients, labor, utilities and other operating costs.
Mexico Reportable Segment. Mexico net sales generated in the three months ended September 24, 2023 increased $130.7 million, or 30.5%, from Mexico net sales generated in the three months ended September 25, 2022 primarily due to an increase from the impact of foreign currency remeasurement of $88.1 million, or 20.6 percentage points, and an increase in sales volume of $46.1 million, or 10.7 percentage points, partially offset by a decrease in net sales per pound of $3.5 million, or 0.8 percentage points. The increase in sales volume was due to a shift in product mix related to market demands and recovery from challenges in bird disease in 2022. The decrease in net sales per pound resulted from a decrease in commodity prices.
Gross profit and cost of sales. Gross profit decreased by $151.4 million, or 30.4%, from $497.3 million generated in the three months ended September 25, 2022 to $345.9 million generated in the three months ended September 24, 2023. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended September 24, 2023	Change from Three Months Ended September 25, 2022		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 24, 2023	September 25, 2022
	(In thousands, except percent data)
Net sales	$4,360,196	$(108,773)	(2.4)%	100.0%	100.0%
Cost of sales	4,014,314	42,615	1.1%	92.1%	88.9%
Gross profit	$345,882	$(151,388)	(30.4)%	7.9%	11.1%

Sources of gross profit	Three Months Ended September 24, 2023	Change from Three Months Ended September 25, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$170,656	$(274,652)	(61.7)%
U.K. and Europe	95,947	43,478	82.9%
Mexico	79,279	79,800	NM(1)
Elimination	—	(14)	(100.0)%
Total gross profit	$345,882	$(151,388)	(30.4)%
(1)This Y/Y change is designated not meaningful (or “NM”).

Sources of cost of sales	Three Months Ended September 24, 2023	Change from Three Months Ended September 25, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,317,661	$(73,951)	(3.1)%
U.K. and Europe	1,216,258	65,632	5.7%
Mexico	480,395	50,920	11.9%
Elimination	—	14	(100.0)%
Total cost of sales	$4,014,314	$42,615	1.1%

U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended September 24, 2023 decreased $74.0 million, or 3.1%, from cost of sales incurred by our U.S. segment during the three months ended September 25, 2022. The decrease in cost of sales was primarily driven by a decrease in cost per pound sold of $132.4 million, or 5.5 percentage points, partially offset by an increase in sales volume of $58.4 million, or 2.4 percentage points. The decrease in cost per pound sold was driven by a decrease in live operations costs of $97.3 million, which resulted primarily from decreased feed ingredient costs. Prices for both corn and soy, our main ingredients in feed, were down versus prior year.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the three months ended September 24, 2023 increased $65.6 million, or 5.7%, from cost of sales incurred by our U.K. and Europe segment during the three months ended September 25, 2022. The increase in cost of sales was primarily driven by the unfavorable impact of foreign currency translation of $82.1 million, or 7.2 percentage points, partially offset by the impact of decreased sales volume of $11.6 million, or 1.1 percentage points, and a decrease in cost per pound sold of $4.9 million, or 0.4 percentage points.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended September 24, 2023 increased $50.9 million, or 11.9%, from cost of sales incurred by our Mexico segment during the three months ended September 25, 2022. This increase was driven by an unfavorable impact of foreign currency remeasurement and an increase in volume of $75.7 million, or 17.7 percentage points, and $46.1 million, or 10.7 percentage points, respectively. These increases in cost of sales were partially offset by a decrease in cost per pound sold of $70.9 million, or 16.5 percentage points. The increase in sales volume was due to a shift in product mix related to market demands. The decrease in cost per pound sold resulted from a decrease in commodity prices, hatchery egg costs, and the prior year recognition of additional costs related to bird diseases losses.
Operating income and SG&A expense. Operating income decreased by $132.8 million, or 39.2%, from income of $339.2 million generated in the three months ended September 25, 2022 to income of $206.4 million generated in the three months ended September 24, 2023. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended September 24, 2023	Change from Three Months Ended September 25, 2022		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 24, 2023	September 25, 2022
	(In thousands, except percent data)
Gross profit	$345,882	$(151,388)	(30.4)%	7.9%	11.1%
SG&A expense	138,569	(19,499)	(12.3)%	3.2%	3.5%
Restructuring activities	940	940	NA	—%	NA
Operating income	$206,373	$(132,829)	(39.2)%	4.7%	7.6%

Sources of operating income	Three Months Ended September 24, 2023	Change from Three Months Ended September 25, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$101,382	$(237,166)	(70.1)%
U.K. and Europe	42,809	28,611	201.5%
Mexico	62,182	75,740	(558.6)%
Eliminations	—	(14)	(100.0)%
Total operating income	$206,373	$(132,829)	(39.2)%

Sources of SG&A expense	Three Months Ended September 24, 2023	Change from Three Months Ended September 25, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$69,274	$(37,486)	(35.1)%
U.K. and Europe	52,198	13,927	36.4%
Mexico	17,097	4,060	31.1%
Total SG&A expense	$138,569	$(19,499)	(12.3)%

U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended September 24, 2023 decreased $37.5 million, or 35.1%, from SG&A expense incurred by our U.S. reportable segment during the three months ended September 25, 2022. The decrease in SG&A expense resulted primarily from lower legal defense costs, lower incentive compensation expense, and a net decrease in one-time legal settlements recognized in the current year versus the prior year. Other factors affecting U.S. SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the three months ended September 24, 2023 increased $13.9 million, or 36.4%, from SG&A expense incurred by our U.K. and Europe segment during the three months ended September 25, 2022. The increase in SG&A expense was the result of a one-time research and development tax credit recognized in the prior year, increase in payroll and benefit costs, and the unfavorable impact of foreign currency translation. Other factors affecting U.K. and Europe SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended September 24, 2023 increased approximately $4.1 million, or 31.1%, from SG&A expense incurred by our Mexico segment during the three months ended September 25, 2022. The primary driver of the increase in SG&A expense was increased payroll costs, fees and licenses, and the unfavorable impact of foreign currency remeasurement. Other factors affecting Mexico SG&A expense were individually immaterial.
Restructuring activities. Losses on restructuring activities of $0.9 million were recognized in the three months ended September 24, 2023. These losses were incurred by our U.K. and Europe reportable segment as a result of the implementation of multiple restructuring initiatives which began in the fourth quarter of 2022.
Net interest expense. Net interest expense decreased to $33.5 million recognized in the three months ended September 24, 2023 from $34.2 million recognized in the three months ended September 25, 2022. The decrease in net interest expense resulted primarily from an increase in interest income earned from investments in available-for-sale securities, partially offset by an increase in interest expense due to increased borrowings and increased rates of interest. Average borrowings increased by $0.4 billion from $3.4 billion during the three months ended September 25, 2022 to $3.8 billion during the three months ended September 24, 2023 and the weighted average rate of interest increased by 0.8 percentage points. As a percent of net sales, net interest expense in the three months ended September 24, 2023 and September 25, 2022 was 0.8%.
Income taxes. Income tax expense decreased to $44.6 million, a 26.8% effective tax rate, for the three months ended September 24, 2023 compared to an income tax expense of $65.7 million, a 20.2% effective tax rate, for the three months ended September 25, 2022. The decrease in income tax expense in 2023 resulted primarily from the decrease of profit before income taxes.
Nine Months Ended September 24, 2023 Compared to the Nine Months Ended September 25, 2022
Net sales. Net sales generated in the nine months ended September 24, 2023 decreased $507.1 million, or 3.8%, from net sales generated in the nine months ended September 25, 2022. The following table provides net sales information:

Sources of net sales	Nine Months Ended September 24, 2023	Change from Nine Months Ended September 25, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$7,367,093	$(950,914)	(11.4)%
U.K. and Europe	3,862,219	222,090	6.1%
Mexico	1,604,603	221,727	16.0%
Total net sales	$12,833,915	$(507,097)	(3.8)%
U.S. Reportable Segment. U.S. net sales generated in the nine months ended September 24, 2023 decreased $950.9 million, or 11.4%, from U.S. net sales generated in the nine months ended September 25, 2022 primarily due to a decrease in net sales per pound of $1.1 billion, or 12.8 percentage points. The decrease in net sales per pound was partially offset by an increase in sales volume of $114.2 million, or 1.4 percentage points. The decrease in net sales per pound was driven primarily by market pricing that was below prior year levels.

U.K. and Europe Reportable Segment. U.K. and Europe net sales generated in the nine months ended September 24, 2023 increased $222.1 million, or 6.1%, from U.K. and Europe net sales generated in the nine months ended September 25, 2022 primarily due to an increase in net sales per pound of $411.7 million, or 11.3 percentage points, partially offset by a decrease in sales volume of $140.2 million, or 3.9 percentage points, and the impact of foreign currency translation of $49.4 million, or 1.3 percentage points. The increase in net sales per pound was driven by price increases necessary to recover increased feed ingredients, labor, utilities and other operating costs.
Mexico Reportable Segment. Mexico net sales generated in the nine months ended September 24, 2023 increased $221.7 million, or 16.0%, from Mexico net sales generated in the nine months ended September 25, 2022 primarily due to an increase from the impact of foreign currency remeasurement of $191.0 million, or 13.8 percentage points, and an increase in sales volume of $35.7 million, or 2.6 percentage points, partially offset by a decrease in net sales per pound of $5.0 million, or 0.4 percentage points. The increase in sales volume was due to a shift in product mix related to market demands.
Gross profit and cost of sales. Gross profit decreased by $918.7 million, or 53.5%, from $1.7 billion generated in the nine months ended September 25, 2022 to $797.4 million generated in the nine months ended September 24, 2023. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Nine Months Ended September 24, 2023	Change from Nine Months Ended September 25, 2022		Percent of Net Sales
				Nine Months Ended
		Amount	Percent	September 24, 2023	September 25, 2022
	(In thousands, except percent data)
Net sales	$12,833,915	$(507,097)	(3.8)%	100.0%	100.0%
Cost of sales	12,036,561	411,570	3.5%	93.8%	87.1%
Gross profit	$797,354	$(918,667)	(53.5)%	6.2%	12.9%

Sources of gross profit	Nine Months Ended September 24, 2023	Change from Nine Months Ended September 25, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$323,090	$(1,088,858)	(77.1)%
U.K. and Europe	267,168	106,665	66.5%
Mexico	207,309	63,781	44.4%
Elimination	(213)	(255)	(607.1)%
Total gross profit	$797,354	$(918,667)	(53.5)%

Sources of cost of sales	Nine Months Ended September 24, 2023	Change from Nine Months Ended September 25, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$7,044,003	$137,944	2.0%
U.K. and Europe	3,595,051	115,425	3.3%
Mexico	1,397,294	157,946	12.7%
Elimination	213	255	607.1%
Total cost of sales	$12,036,561	$411,570	3.5%

U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the nine months ended September 24, 2023 increased $137.9 million, or 2.0%, from cost of sales incurred by our U.S. segment during the nine months ended September 25, 2022. The increase in cost of sales was primarily driven by an increase in sales volume of $94.8 million, or 1.4 percentage points, and an increase in cost per pound sold of $43.1 million, or 0.6 percentage points. The increase in cost per pound sold was primarily from an increase in live operations costs. The increase in live operations costs was from increased chick costs and grower costs.
U.K. and Europe Reportable Segment. Cost of sales incurred by our U.K. and Europe operations during the nine months ended September 24, 2023 increased $115.4 million, or 3.3%, from cost of sales incurred by our U.K. and Europe segment during the nine months ended September 25, 2022. The increase in cost of sales was primarily driven by an increase in cost per pound sold of $292.4 million, or 8.5 percentage points, partially offset by decreased sales volume of $131.1 million, or 3.9 percentage points, and the impact of foreign currency translation of $45.9 million, or 1.3 percentage points. The increase in cost per pound sold was driven by inflation in feed ingredients, labor, utilities and other operating costs.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the nine months ended September 24, 2023 increased $157.9 million, or 12.7%, from cost of sales incurred by our Mexico segment during the nine months ended September 25, 2022. This increase was driven by the unfavorable impact of foreign currency remeasurement and increased sales volume of $166.4 million, or 13.4 percentage points, and $32.0 million, or 2.6 percentage points, respectively. These increases in cost of sales were partially offset by a decrease in cost per pound sold of $40.5 million, or 3.3 percentage points. The decrease in cost per pound sold was driven by reduced input costs, such as feed ingredients, and the prior year incurrence of increased costs related to the impacts of bird disease. The increase in sales volume was due to a shift in product mix related to market demands.
Operating income and SG&A expense. Operating income decreased by $916.1 million, or 73.0%, from income of $1,254.1 million generated in the nine months ended September 25, 2022 to income of $338.0 million generated in the nine months ended September 24, 2023. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Nine Months Ended September 24, 2023	Change from Nine Months Ended September 25, 2022		Percent of Net Sales
				Nine Months Ended
		Amount	Percent	September 24, 2023	September 25, 2022
	(In thousands, except percent data)
Gross profit	$797,354	$(918,667)	(53.5)%	6.2%	12.9%
SG&A expense	420,683	(41,219)	(8.9)%	3.3%	3.5%
Restructuring activities	38,684	38,684	NA	0.3%	NA
Operating income	$337,987	$(916,132)	(73.0)%	2.6%	9.4%

Sources of operating income	Nine Months Ended September 24, 2023	Change from Nine Months Ended September 25, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$110,541	$(1,036,280)	(90.4)%
U.K. and Europe	70,583	70,177	NM(1)
Mexico	157,076	50,226	47.0%
Eliminations	(213)	(255)	(607.1)%
Total operating income	$337,987	$(916,132)	(73.0)%

Sources of SG&A expense	Nine Months Ended September 24, 2023	Change from Nine Months Ended September 25, 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$212,549	$(52,578)	(19.8)%
U.K. and Europe	157,901	(2,196)	(1.4)%
Mexico	50,233	13,555	37.0%
Total SG&A expense	$420,683	$(41,219)	(8.9)%
(1)This Y/Y change is designated not meaningful (or “NM”).

U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the nine months ended September 24, 2023 decreased $52.6 million, or 19.8%, from SG&A expense incurred by our U.S. reportable segment during the nine months ended September 25, 2022. The decrease in SG&A expense resulted primarily from a decrease in recognition of legal defense costs and a decrease in incentive compensation expense, partially offset by a net increase in one-time legal settlements. Other factors affecting U.S. SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by our U.K. and Europe reportable segment during the nine months ended September 24, 2023 decreased $2.2 million, or 1.4%, from SG&A expense incurred by our U.K. and Europe segment during the nine months ended September 25, 2022. The decrease in SG&A expense was a result of targeted cost savings in general and administrative spend. Other factors affecting U.K. and Europe SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the nine months ended September 24, 2023 increased $13.6 million, or 37.0%, from SG&A expense incurred by our Mexico segment during the nine months ended September 25, 2022. The primary driver of the increase in SG&A expense was the unfavorable impact of foreign currency remeasurement, increased marketing costs ,and increased payroll costs. Other factors affecting Mexico SG&A expense were individually immaterial.
Restructuring activities. Losses on restructuring activities of $38.7 million were recognized in the nine months ended September 24, 2023. These losses were incurred by our U.K. and Europe reportable segment as a result of the implementation of multiple restructuring initiatives which began in the fourth quarter of 2022.
Net interest expense. Net interest expense increased to $112.1 million recognized in the nine months ended September 24, 2023 from $106.3 million recognized in the nine months ended September 25, 2022. The increase in net interest expense resulted primarily from interest expense on outstanding borrowings due to increased borrowings and increased rates and an increase of $1.7 million in amortization of capitalized loan costs related to the repayment of the U.S. term loans, partially offset by an increase in interest income earned on investments in available-for-sale securities. Average borrowings increased by $0.2 billion from $3.4 billion during the nine months ended September 25, 2022 to $3.6 billion during the nine months ended September 24, 2023 and the weighted average rate of interest increased by 0.8 percentage points. As a percent of net sales, net interest expense in the nine months ended September 24, 2023 and September 25, 2022 was 0.9% and 0.8%, respectively.
Income taxes. Income tax expense decreased to $20.5 million, a 9.8% effective tax rate, for the nine months ended September 24, 2023 compared to an income tax expense of $253.7 million, a 21.9% effective tax rate, for the nine months ended September 25, 2022. The decrease in income tax expense in 2023 resulted primarily from the decrease in profit before income taxes.
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of September 24, 2023:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$899.5
Borrowing arrangements:
2021 U.S. Credit Facility(a)	800.0	—	774.9
Mexico Credit Facility(b)	87.2	—	87.2
Mexico BBVA Credit Facility(c)	64.5	—	64.5
U.K. and Europe Revolver Facility(d)	183.6	—	183.6
(a)Availability under the 2021 U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at September 24, 2023 totaled $25.1 million.
(b)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $87.2 million (Mex$1.5 billion).
(c)The U.S. dollar-equivalent of the facility amount under the Mexico BBVA Credit Facility is $64.5 million (Mex$1.1 billion).
(d)The U.S. dollar-equivalent of the facility amount under the U.K. and Europe Revolver Facility is $183.6 million (£150.0 million).
On October 12, 2023, we completed a sale of $500.0 million aggregate principal amount of unsecured, registered, senior notes due 2034 (“Senior Notes due 2034”). The issuance price of this offering to the public was 98.041%, which created gross proceeds of $490.2 million before transaction costs. We used the net proceeds from the offering of the Senior Notes due 2034, together with cash on hand, to purchase for cash the Senior Notes due 2027 through a tender offer and subsequent redemption of remaining outstanding notes. As of October 12, 2023, $812.8 million principal amount of the Senior Notes due

2027 had been validly tendered and purchased by us. The remaining outstanding Senior Notes due 2027 were purchased by us on October 16, 2023.
On October 4, 2023, we entered into a Revolving Syndicated Facility Agreement with CoBank, ACB as administrative agent and collateral agent (the “RCF”). The RCF replaced our 2021 U.S. Credit Facility. The RCF increased our availability under the revolving loan commitment from $800.0 million to $850.0 million and extended the maturity date from August 2026 to October 2028.
On August 15, 2023, we entered into an unsecured credit agreement (the “Mexico BBVA Credit Facility”) with BBVA México as lender. The loan commitment under the Mexico BBVA Credit Facility is Mex$1.1 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico BBVA Credit Facility accrue interest at a rate equal to TIIE plus 1.35%. The Mexico BBVA Credit Facility will be used for general corporate and working capital purposes. The Mexico BBVA Credit Facility will mature on August 15, 2026.
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds

Cash Flows from Operating Activities	Nine Months Ended
	September 24, 2023	September 25, 2022
	(In millions)
Net income	$188.1	$901.6
Net noncash expenses	269.4	258.3
Changes in operating assets and liabilities:
Trade accounts and other receivables	(65.2)	(211.8)
Inventories	(13.0)	(455.5)
Prepaid expenses and other current assets	(8.0)	(3.5)
Accounts payable, accrued expenses and other current liabilities	12.2	297.3
Income taxes	40.5	10.2
Long-term pension and other postretirement obligations	(1.7)	(3.1)
Other operating assets and liabilities	(22.7)	(2.9)
Cash provided by operating activities	$399.6	$790.6
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $269.4 million for the nine months ended September 24, 2023. Net noncash expense items included depreciation and amortization of $307.4 million, loan cost amortization of $6.1 million, stock-based compensation of $5.2 million, asset impairment of $4.0 million, accretion of discounts related to Senior Notes of $1.6 million, and loss on equity method investment of $0.3 million. These expense items were partially offset by a deferred income tax benefit of $46.8 million and gains on property disposals of $8.4 million.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $65.2 million use of cash related to operating activities for the nine months ended September 24, 2023. This change primarily resulted from an increase in trade accounts receivable from increased sales prices in the U.K. and Mexico and increased volumes. The change in trade accounts and other receivables represented a $211.8 million use of cash related to operating activities for the nine months ended September 25, 2022. This change primarily resulted from an increase in trade accounts receivable due to increased sales prices.

The change in inventories represented a $13.0 million use of cash related to operating activities for the nine months ended September 24, 2023. This change resulted primarily from increased finished goods inventories. The change in inventories represented a $455.5 million use of cash related to operating activities for the nine months ended September 25, 2022. This change resulted primarily from increased raw material costs, such as feed ingredients, and a build-up of our finished goods inventories.
The change in prepaid expenses and other current assets represented a $8.0 million use of cash related to operating activities for the nine months ended September 24, 2023. This change resulted primarily from a net increase in prepaid insurance and prepaid maintenance of information technology. The change in prepaid expenses and other current assets represented a $3.5 million use of cash related to operating activities for the nine months ended September 25, 2022. This change resulted primarily from a net decrease in commodity derivative assets.
The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities represented a $12.2 million source of cash related to operating activities for the nine months ended September 24, 2023. This change resulted primarily from timing of payments to our suppliers, a reduction in grain input costs, an increase in our revenue contract liabilities and year-to-date fair value fluctuations of our derivative instruments. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities represented a $297.3 million source of cash related to operating activities for the nine months ended September 25, 2022. This change resulted primarily from increased cost of feed ingredients and other input costs and the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $40.5 million and $10.2 million source of cash related to improved operating results for the nine months ended September 24, 2023 and September 25, 2022, respectively.

Cash Flows from Investing Activities	Nine Months Ended
	September 24, 2023	September 25, 2022
	(In millions)
Acquisitions of property, plant and equipment	$(432.4)	$(342.5)
Proceeds from property insurance recoveries	20.7	7.3
Proceeds from property disposals	17.2	14.6
Purchase of acquired businesses, net of cash acquired	—	(9.7)
Cash used in investing activities	$(394.5)	$(330.3)
Capital expenditures were primarily incurred to improve operational efficiencies and reduce costs for the nine months ended September 24, 2023 and September 25, 2022. Capital expenditures in 2023 also included investments in the Athens, GA plant expansion, the South Georgia protein conversion plant and other automation projects. Proceeds from property disposals were primarily for the sale of a farm in Mexico. Proceeds from property insurance recoveries reflects cash received on insurance claims related to the property losses incurred from the Mayfield, Kentucky tornado that occurred in December 2021.

Cash Flows from Financing Activities	Nine Months Ended
	September 24, 2023	September 25, 2022
	(In millions)
Proceeds from revolving line of credit and long-term borrowings	$1,278.1	$362.5
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(765.9)	(370.3)
Payments of capitalized loan costs	(10.3)	(3.1)
Distribution from Tax Sharing Agreement with JBS USA Holdings	(1.6)	(2.0)
Purchase of common stock under share repurchase program	—	(199.5)
Cash provided by financing activities	$500.3	$(212.4)
Proceeds from revolving line of credit and long-term borrowings include the $1.0 billion issuance of the U.S. Senior Notes Due 2033 in April 2023, less a $6.8 million discount, borrowings on the U.S. revolving credit facility of $235.0 million, and borrowings on the U.K. and Europe revolving credit facility of $49.9 million. Payments on revolving line of credit, long-term borrowings and finance lease obligations include a pay down of $480.1 million on the U.S. term loan, repayments of all $285.1 million borrowings under both the U.S. and U.K. revolving credit facilities, and $0.6 million in payments of finance lease obligations. Payments of capitalized loan costs include costs incurred in relation to the issuance of the U.S. Senior Notes due 2033. The distribution from Tax Sharing Agreement with JBS USA Holdings is payment of net tax incurred during the tax year 2022 under the tax sharing agreement.

Debt
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and other term loan agreements. For a description, refer to “Note 12. Debt.”
Collateral
Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the 2021 U.S. Credit Facility. See “Note 12. Debt” for changes to collateral for the Revolving Syndicated Facility Agreement entered into in October 2023.
Obligor Group Summarized Financial Information
All of the senior unsecured registered notes (collectively, the “Pilgrim’s Senior Notes”) issued by Pilgrim’s Pride Corporation prior to September 24, 2023 are fully and unconditionally guaranteed by Pilgrim’s Pride Corporation of West Virginia Inc., JFC LLC, Gold’n Plump Farms LLC and Gold’n Plump Poultry LLC (the “Subsidiary Guarantors”). See “Note 12. Debt” of our Condensed Consolidated Financial Statements included in this quarterly report for additional descriptions of these guarantees.
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

Summarized Balance Sheets	September 24, 2023	December 25, 2022
	(In millions)
Current assets	$2,322	$1,983
Current assets due from non-obligated subsidiaries(a)	188	170
Current assets due from related parties(b)	1	2
Noncurrent assets	2,074	1,945
Current liabilities	1,386	1,402
Current liabilities due to non-obligated subsidiaries(a)	269	253
Current liabilities due to related parties(b)	13	8
Noncurrent liabilities	3,959	3,459
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-obligated subsidiaries.
(b)    Represents receivables due from and payables due to JBS affiliates.

Summarized Income Statements	Nine Months Ended September 24, 2023
(In millions)
Net sales	$7,406
Gross profit(a)	330
Operating income	155
Net loss	(32)
Net loss attributable to Obligor Group	(32)
(a)     For the nine months ended September 24, 2023, the Obligor Group recognized $127.0 million of net sales to the non-obligated subsidiaries and no purchases from the non-obligated subsidiaries.
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
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses, (2) costs related to litigation settlements, (3) restructuring activities losses, (4) property insurance recoveries for Mayfield, Kentucky tornado property damage losses, and (5) net income attributable to noncontrolling interests. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

Nine Months Ended
September 24, 2023
(In thousands)
Net income	$188,106
Add:
Interest expense, net	112,116
Income tax expense	20,488
Depreciation and amortization	307,414
EBITDA	628,124
Add:
Foreign currency transaction losses	43,462
Litigation settlements	34,700
Restructuring activities losses	38,684
Minus:
Property insurance recoveries for Mayfield tornado losses	19,086
Net income attributable to noncontrolling interest	1,185
Adjusted EBITDA	$724,699

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

	Three Months Ended September 24, 2023
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$1,015,359	$101,536
Feed ingredient inventory(b)	194,758	19,476
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended September 24, 2023.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of September 24, 2023.

	September 24, 2023
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$47,595	$4,760
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of September 24, 2023.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $110.3 million as of September 24, 2023.

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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of September 24, 2023. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Three Months Ended September 24, 2023
	Impact of 10% Deterioration in Exchange Rate	Impact of 10% Appreciation in Exchange Rate
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(15,334)	$18,741
Exchange rate of Mexican peso to the U.S. dollar:
As reported	17.20	17.20
Hypothetical 10% change	18.92	15.48
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
Net Assets. As of September 24, 2023, our U.K. and Europe subsidiaries that are denominated in British pounds had net assets of $4.0 billion. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our U.K. and Europe subsidiaries by $366.2 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our U.K. and Europe subsidiaries of $447.6 million.
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
Impact of Inflation
The U.S., Mexico and most of Europe recently experienced pronounced inflation. None of the locations in which we operate are experiencing hyperinflation. We have responded to these inflationary challenges by continuing negotiations with customers to recoup the extraordinary costs we have experienced. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.

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
•Disruptions in international markets and distribution channels for various reasons, including, but not limited to, the ongoing Russia-Ukraine or Israel-Hamas wars;
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
As of September 24, 2023, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 24, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended September 24, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our foreign operations and commerce in international markets pose special risks to our business and operations and subject us to additional regulatory frameworks and compliance costs.
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
Our operations in foreign jurisdictions also subject us to additional regulatory frameworks, which can increase costs of compliance and subject us to possible fines and penalties, some of which could be significant. In some cases, foreign regulatory frameworks are more stringent or complex than similar regimes in the United States. For example, the European Union’s Deforestation Regulation (the “EUDR”), which generally becomes effective on December 30, 2024, will require companies trading in cattle, cocoa, coffee, oil palm, rubber, soya, and wood, as well as products derived from these commodities, to conduct extensive diligence on the value chain to ensure the goods do not result from recent deforestation, forest degradation, or breaches of local laws in order to sell such products in the European Union market. The EUDR, and other current or proposed regulations in the European Union and elsewhere, are likely to increase our compliance costs, could depress sales in such markets if our products are not in compliance by applicable effective dates, and could result in fines and penalties or reputational harm if we do not fully comply.
Additionally, to conduct our operations, we regularly move data across national borders (including data related to business, financial, marketing and regulatory matters) and must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, in 2018, the European Union (the “E.U.”) recently commenced enforcement of the General Data Protection Regulation (the “GDPR”). The GDPR imposes significant additional compliance obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. The GDPR grants enforcement powers to certain E.U. regulators including extra-territorial powers in some cases. These enforcement powers enable regulators to conduct investigations and dawn raids, to issue penalties up to the greater of €20 million or 4% of worldwide turnover for the most serious violations, and to require changes to the way that organizations (including the Company) use personal data. Due to the geographic scope of our operations, the GDPR may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to minimize the risk of non-compliance with applicable privacy laws and regulations. Privacy laws such as the GDPR and similar laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states’ laws and regulations, including where permitted derivations from the GDPR are introduced. Additional laws may be enacted in U.S. states or at the U.S. federal level. Compliance with such existing, proposed and recently enacted laws and regulations can be costly and may necessitate the review and implementation of policies and processes relating to our collection, security, and use of data; any failure to comply with these regulatory standards could subject us to legal and reputational risks including proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
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
ITEM 5.    OTHER INFORMATION
None of the Company’s directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 24, 2023.

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

4.3
First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 21, 2023, by and among Pilgrim's Pride Corporation, certain of its subsidiaries, CoBank ACB, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference from Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q (No. 001-02973) filed on July 27, 2023).

4.4
Revolving Syndicated Facility Agreement, dated as of October 4, 2023, by and among Pilgrim’s Pride Corporation, certain of its subsidiaries, CoBank, ACB, as administrative agent and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (No. 001-02973) filed on October 10, 2023).

4.5
Second Supplemental Indenture, dated as of October 12, 2023, between the Company and Regions Bank, as trustee (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K (No. 001-02973) filed on October 13, 2023).

4.6	Revolving Line of Credit Agreement, dated as of August 15, 2023, by and among BBVA México as lender, and Pilgrim’s Pride, Sociedad de Responsabilidad Limitada de Capital Variable, as borrower.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: October 25, 2023	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)