Form 10-K
period 2023-12-31
PILGRIMS PRIDE CORP
filed 2024-02-27
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by non-affiliates of the registrant as of June 25, 2023 was $853,768,552. The number of shares of the registrant’s Common Stock outstanding as of February 27, 2024 was 236,790,798.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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
Item 1. Business
Company Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken and pork products to retailers, distributors and foodservice operators. JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owns 82.54% of our outstanding common stock.
We market our balanced portfolio of fresh, prepared and value-added meat products to a diverse set of customers across the U.S., the U.K. and Europe, Mexico and in over 115 other countries. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors, such as Chick-fil-A® and retail customers, including grocery store chains and wholesale clubs, such as Kroger®, Costco®, Publix® and H-E-B® in the U.S., chain restaurants such as McDonald’s® and grocery store chains such as Sainsbury’s®, Tesco® and Waitrose® in the U.K. and Europe, and grocery store chains such as Wal-Mart® in Mexico.
As a vertically integrated company, we are able to control every phase of the production process, which helps us manage food safety and quality, control margins and improve customer service. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 4,800 growers, 34 feed mills, 47 hatcheries, 39 processing plants, 30 prepared foods cook plants, 27 distribution centers, ten protein conversion facilities and five pet food plants, we believe we are well-positioned to supply the growing demand for our products.
We operate on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example 2023) in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year. Fiscal year 2023 was a 53-week fiscal year.
Reportable Segments
We operate in three reportable segments: U.S., U.K. and Europe, and Mexico. We produce or purchase for resale chicken products through our operations in the U.S., the U.K. and continental Europe, and Mexico and pork products through our operations in the U.K. We conduct separate operations in the U.S., the U.K., the Republic of Ireland, continental Europe, Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our U.S. operations. See “Note 20. Reportable Segments” of our Consolidated Financial Statements included in this annual report for additional information.
Products and Markets
Fresh Products Overview. Our fresh products consist of refrigerated whole or cut-up chicken, frozen whole chickens, breast fillets, mini breast fillets and prepackaged case-ready chicken, and in the U.K., primary pork cuts, added value pork and pork ribs. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens, chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Additionally, we are an important player in the live chicken market in Mexico. In 2023, our fresh product sales accounted for 80.8%, 20.7%, and 84.3% of our total U.S., U.K. and Europe, and Mexico product sales, respectively.
Prepared Products Overview. Our prepared products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products may be breaded and/or marinated. Our prepared products include processed sausages, bacon, slow cooked, smoked meat, gammon joints, ready-to-cook variety of meat products, pre-packed meats, sandwich and deli counter meats, pulled pork balls, meatballs and coated foods. In 2023, our prepared foods products sales accounted for 9.8%, 67.8%, and 10.0% of our total U.S., U.K. and Europe, and Mexico chicken and pork sales, respectively.
Exported Products Overview. Exported products primarily consist of whole chickens and chicken parts sold either refrigerated for distributors in the U.S. or frozen for distribution to export markets and in the U.K., primary pork cuts, hog heads and trotters frozen for distribution to export markets. In 2023, our export product sales accounted for 5.3% and 9.1% of our total U.S. and U.K. and Europe product sales, respectively.
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
Net Sales for Primary Product Lines and Markets
The following table sets forth, for the periods beginning with 2021, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	Years Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
U.S. reportable segment:
Fresh products	$8,105,269	$8,624,421	$7,264,448
Prepared foods	978,423	1,107,734	898,614
Export	533,205	552,823	459,371
Other products	410,846	463,372	491,446
Total U.S. reportable segment	10,027,743	10,748,350	9,113,879
U.K. and Europe reportable segment:
Fresh products	1,074,900	908,882	1,151,330
Prepared foods	3,525,359	3,104,347	2,214,180
Export	472,656	712,685	458,588
Other products	130,406	148,824	109,964
Total U.K. and Europe reportable segment	5,203,321	4,874,738	3,934,062
Mexico reportable segment:
Fresh products	1,796,670	1,587,809	1,515,453
Prepared foods	212,651	167,589	128,208
Other products	121,832	89,891	85,856
Total Mexico reportable segment	2,131,153	1,845,289	1,729,517
Total net sales	$17,362,217	$17,468,377	$14,777,458
Raw Materials
Grains. The Company utilizes various raw materials in its operations, including corn, soybean meal and wheat, along with various other ingredients from which the Company produces its own formulated feeds. In 2023, corn, soybean meal and wheat accounted for approximately 43.9%, 38.1% and 4.1% of our feed costs, respectively. The production of feed ingredients is positively or negatively affected primarily by the global level of supply, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. We attempt to mitigate the impact of price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed-price contracts, broadening our product portfolio and expanding the variety of contracts within our book of business. To also manage this risk, we purchase derivative financial instruments. The Company has long-standing relationships with its sources of grain and other feed ingredients and expects to have an adequate supply for its present needs.
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
Live pigs. The Company’s pork operations in the U.K. maintain a pig production base that makes up approximately 34.2% of the total number of pigs processed by the Company each year. Additionally, the Company’s pork operations procure live pigs for slaughter within a few days of purchase from numerous independent farmers throughout the U.K. Live pigs sourced from independent farmers make up approximately 65.8% of the total number of pigs processed by the Company each year. Although we generally expect adequate supply of live pigs in the U.K., there may be periods of imbalance in supply and demand.
Trademarks
We own registered trademarks which are used in connection with our business. The trademarks are important to the overall marketing and branding of our products. All major trademarks in our business are registered. In part, our success can be attributed to the existence and continued protection of these trademarks. As long as the Company continues to use its trademarks, they are renewed indefinitely. Some of the more significant owned or licensed trademarks used by the Company or its affiliates are Pilgrim’s®, Just BARE®, Gold’n Pump®, Gold Kist®, Country Pride®, Pierce Chicken®, Pilgrim’s® Mexico, Savoro, To-Ricos, Del Dia®, Moy Park, O’Kane, Richmond, Fridge Raiders and Denny.
Seasonality
The demand for our chicken products generally is greatest during the spring and summer months and lowest during the winter months. The demand for our pork products generally is higher during the summer and peaks during the winter primarily due to the holiday season.
Key Customers
Our two largest customers, which operate in the U.S., together accounted for approximately 13.2% and 12.8% of our consolidated net sales in 2023 and 2022, respectively. No single customer accounted for ten percent or more of our consolidated net sales in either 2023 or 2022.
Competition
The chicken and pork industries in the U.S., the U.K., continental Europe and Mexico are highly competitive. The competitive factors in our business include price, product quality, product development, brand identification, breadth of product line and customer service. We believe that being a vertically integrated chicken company and having a fully integrated supply chain in the pork business provides us with long-term cost and quality advantages over non-vertically integrated and other processors. We utilize numerous advertising and marketing techniques to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products. We believe our efforts to achieve and maintain brand awareness and loyalty help to achieve greater price premiums than would otherwise be the case in certain markets and support and expand our product distribution. We actively seek to identify and address consumer preferences by using sophisticated qualitative and quantitative consumer research techniques in key geographic markets to discover and validate new product ideas, packaging designs and methods. Although poultry and pork are relatively inexpensive in comparison with other meats, we compete indirectly with the producers of other meats and fish, since changes in the relative prices of these foods may alter consumer buying patterns.
Regulation and Environmental Matters
The chicken, pork and prepared foods industries are subject to government regulation, particularly in the health, workplace safety and environmental areas, including provisions relating to the discharge of materials into the environment, treatment and disposal of agricultural and food processing wastes, the use and maintenance of refrigeration systems, ammonia-based chillers, noise, odor and dust management, the operation of mechanized processing equipment and other operations, storm water, air emissions, treatment, storage and disposal of wastes, handling of hazardous substances and remediation of contaminated soil, surface water and groundwater, by the Centers for Disease Control, the United States Department of Agriculture (“USDA”), the Food and Drug Administration (“FDA”), the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration and state and local regulatory authorities in the U.S. and by similar governmental agencies in the U.K., the Republic of Ireland, continental Europe and Mexico. Our chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the U.S. Our food processing facilities and feed mills in the U.K., continental Europe and Mexico are subject to on-site examination, inspection and regulation by government agencies that perform functions similar to those performed by the USDA and FDA.
The EPA, environmental authorities in the U.K., the Republic of Ireland, continental Europe and Mexico, and/or other U.S. or Mexican state and local authorities may, from time to time, adopt revisions to environmental rules and regulations, and/or changes in the terms and conditions of our environmental permits, with which we must comply. Compliance with existing or new environmental requirements, including more stringent limitations imposed or expected in recently-renewed or soon-to be renewed environmental permits, may require capital expenditures and operating expenses which may be significant.
In the U.K., all poultry farms which exceed a threshold size of 40,000 birds placed are required to carry out activities in compliance with their environmental permits and they must use Best Available Techniques in order to achieve a high level of environmental protection. Our pork sites are independently audited and certified by the British Retail Consortium standard. Many of our pork sites are additionally certified by farm-to-fork traceability schemes including Royal Society for the Prevention of Cruelty to Animals Assured, Soil Association, Organic Farmers and Growers and Assured Food Standards.
Human Capital Resources
As of December 31, 2023, we employed over 61,200 persons. Our success is largely dependent on the skills, experience and efforts of our employees. We rely on an adequate number of skilled employees to serve in critical production roles, such as processing workers and operations supervisors. In managing our business, we focus on a number of human capital measures or objectives, which are rooted in our core values and include the following items:
Health and Safety. A core tenet of our Company is the promotion of a safe and healthy working environment. Key examples of our focus and commitment include:
•We engage with our team members through the use of safety committees and other safety initiatives to improve the overall safety of the workplace and advance a safety first culture.
•We train team members on how to identify physical hazards, conduct focused daily, monthly and annual physical hazard assessments at all facilities, ensure that identified physical hazards are logged and ensure timely remediation.
•Leveraging third-party experts, we conduct regular ergonomic assessments, ensure that identified ergonomic issues are logged and ensure timely remediation.
•We conduct safety audits of all facilities on an annual basis. These audits include auditing the physical state of the plant, policies, safety culture and our occupational health clinics.
•Our efforts in 2023 have resulted in year-over-year reductions in severe injuries and days away restricted or transferred of 25% and 8%, respectively.
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
•We track our progress in our efforts to promote diversity and inclusion. For example, in 2023, women comprised 41%, 40% and 37% of our total workforce in the U.S., the U.K. and Europe, and Mexico, respectively, and 70% of our total workforce in the U.S. were minorities.
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
•We have extensive leadership training programs, such as our Supervisor Development Program, created to help identify and develop production workers into frontline supervisors, the aforementioned People First Program, designed to equip frontline supervisors with the behavioral and technical skills needed to effectively lead their production teams and our Summit Program, designed to improve the skill set of our senior leadership team. We have found that recognizing our employees’ efforts through training for continued advancement strengthens their performance and helps with our goals to achieve business results. Our employees completed over 332,000 training hours during 2023 and over 326,000 training hours during 2022.
Community Support. We are focused on supporting the communities in which we operate and serve.
•Hometown Strong Initiative. Hometown Strong, which we launched in 2020, is an initiative to help the communities in which we operate respond to the unexpected challenges on society. We believe the Hometown Strong initiative has provided consequential investment projects and helped communities prepare for unanticipated challenges and build for the future. Since inception, we have committed to Hometown Strong donations of $20 million.
•Tomorrow Fund. The Tomorrow Fund, which we launched in 2019, is a scholarship program designed to support the collegiate scholastic pursuits of our employees and their direct dependents. The Tomorrow Fund awards certain employees scholarships to an eligible university of their choice.
•Better Futures. Better Futures, which we launched in 2021, is the largest privately funded free community college program in rural America, offering free community college to our team members and their dependents. So far, over 1,634 team members or dependents have signed up and 390 have started their selected academic pathway.
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
Information about our Executive Officers

Name	Age	Background and Experience	Dates
Fabio Sandri	52	President and Chief Executive Officer	September 2020 to Present
Matthew Galvanoni	51	Chief Financial Officer	March 2021 to Present
Fabio Sandri was named the Chief Executive Officer in September 2020 and previously served as our Chief Financial Officer from June 2011 to March 2021. From April 2010 to June 2011, Mr. Sandri served as the Chief Financial Officer of Estacio Participações, the private post-secondary educational institution in Brazil. From November 2008 until April 2010, he was the Chief Financial Officer of Imbra SA, a provider of dental services based in Sao Paolo, Brazil. Commencing in 2005 through October 2008, he was employed by Braskem S.A., a New York Stock Exchange-listed petrochemical company headquartered in Camaçari, Brazil, first from 2005 to 2007 as its strategy director, then from 2007 until his departure as its corporate controller. He earned his Master’s of Business Administration degree in 2001 from the Wharton School at the

University of Pennsylvania and a degree in electrical engineering in 1993 from Escola Politécnica da Universidade de São Paulo.
Matthew Galvanoni was named the Chief Financial Officer in February 2021, effective March 2021. Prior to his appointment to the Company, Mr. Galvanoni served as Vice President, Finance, of Ingredion Incorporated, a leading global ingredients solution company, since 2016. Mr. Galvanoni joined Ingredion in 2012, serving in the role of Global Corporate Controller and Chief Accounting Officer, where he managed the company’s accounting-related and external financial reporting responsibilities. Mr. Galvanoni started his career at PricewaterhouseCoopers LLP in 1994 and subsequently held several financial leadership positions at Exelon Corporation, where he most recently served as Assistant Corporate Controller. Mr. Galvanoni graduated from the University of Illinois with a Bachelor’s of Accounting degree and later received a Master’s of Business Administration degree from the Kellogg School of Management at Northwestern University.
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
Outbreaks of livestock diseases in general, and poultry and pig diseases in particular, including avian influenza and African swine fever, can significantly and adversely affect our ability to conduct our operations and the demand for our products.
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
We have significant operations and assets located in Mexico, the U.K., the Republic of Ireland, and continental Europe and may participate in or acquire operations and assets in other foreign countries in the future. Foreign operations are subject to a number of special risks such as currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and changes in laws and policies, including tax laws and laws governing foreign-owned operations. Currency exchange rate fluctuations have adversely affected us in the past. Exchange rate fluctuations or one or more other risks may have a material adverse effect on our business or operations in the future. Our operations in Mexico, the U.K., the Republic of Ireland, and continental Europe are conducted through subsidiaries organized under non-U.S. laws. Claims of creditors of our subsidiaries, including trade creditors, will generally have priority as to the assets of our subsidiaries over our claims. Additionally, the ability of these subsidiaries to make payments and distributions to us can be limited by terms of subsidiary financing arrangements and will be subject to, among other things, the laws applicable to these subsidiaries. In the past, these laws have not had a material adverse effect on the ability of these subsidiaries to make these payments and distributions. However, laws such as these may have a material adverse effect on the ability of these subsidiaries to make these payments and distributions in the future.
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
Historically, we have targeted international markets to generate additional demand for our products. In particular, given the general preference for white chicken meat by U.S. and U.K. consumers, we have targeted international markets for the sale of certain dark chicken meat and parts, such as chicken paws, which are generally not consumed in the U.S. or U.K. We have also targeted international markets for excess primary pork cuts and parts, such as hog heads and trotters, which are generally not consumed in the U.K. As part of this initiative, we have created a significant international distribution network into several markets in Mexico, the Middle East and Asia. Our success in these markets may be, and our success in recent periods has been, adversely affected by disruptions in export markets. A significant risk is disruption due to import restrictions and tariffs, other trade protection measures, and import or export licensing requirements regarding food products imposed by foreign countries. Significant political or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the presidential administration in the U.S., are difficult to predict and may have a material adverse effect on us. For example, the implementation of new tariff schemes by various governments, such as those implemented by the U.S.

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
Both the chicken and pork industries are highly competitive. In the U.S., Mexico, the U.K., the Republic of Ireland, and continental Europe, we primarily compete with other vertically integrated chicken and pork companies. In general, the competitive factors in these industries include price, product quality, product development, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, competition is based on product quality, brand awareness, customer service and price. Further, there is some competition with non-vertically integrated further processors in the prepared chicken business. In the Mexico retail and foodservice markets, where product differentiation has traditionally been limited, product quality and price have been the most critical competitive factors. In the U.K., the Republic of Ireland, and continental Europe retail and food service markets, key competitive factors include price, delivering consistent levels of the highest quality, service level and delivering strong innovation. The fresh U.K. and continental Europe market is almost exclusively retailer private label. The U.K. fresh market is almost exclusively sourced from within the U.K., making vertical integration a prerequisite for operating in that market. The U.K. prepared foods market is less exclusively sourced from within the U.K. so vertical integration is less of a consideration and competition is opened up to other processors, some of whom produce or source from abroad. Our success depends in part on our ability to manage costs and be efficient in the highly competitive poultry and pork industries, and our failure to manage costs and be efficient could materially and adversely affect our business, financial condition and results of operations.
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
The proper functioning of our information systems is critical to the successful operation of our business. We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. Although our information systems are protected with robust backup systems, including physical and software safeguards and remote processing capabilities, information systems by their nature are still vulnerable to cyber-attacks, natural disasters, power losses, unauthorized access, telecommunication failures, and other problems. In addition, certain software used by us is licensed from, and certain services related to our information systems are provided by, third parties who could choose to discontinue their relationship with us or could encounter system disruptions or attacks of their own. If critical information systems fail or these systems or related software or services are otherwise unavailable, our ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses, and maintain the security of Company and customer data could be adversely affected. Cyber-attacks and other cyber incidents are occurring more frequently and are constantly evolving in nature and sophistication.

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
Our failure to maintain our cyber-security measures and keep abreast of new and evolving threats may make our systems vulnerable. The rapid evolution and increased adoption of new technologies, such as artificial intelligence, may intensify our cybersecurity risks. The potential consequences of a material cyber-security incident include reputational damage, litigation with third parties, regulatory actions, disruption of plant operations, and increased cyber-security protection and remediation costs. There can be no assurance that we will be able to prevent all of the rapidly evolving forms of increasingly sophisticated and frequent cyber-attacks. Moreover, our efforts to address network security vulnerabilities may not be successful, resulting potentially in the theft, loss, destruction or corruption of information we store electronically, as well as unexpected interruptions, delays or cessation of service, any of which would cause harm to our business operations. The vulnerability of our systems and our failure to identify or respond timely to cyber incidents could have an adverse effect on our operations and reputation and expose us to liability or regulatory enforcement actions.
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
Our two largest customers together accounted for approximately 13.2% of our consolidated net sales in 2023. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.
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

Global average temperatures are gradually increasing due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere, which may contribute to significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities and natural resources, as well as raw materials such as corn, soybean meal and other feed ingredients, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may adversely impact demand for our products due to changes in consumer preferences and result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements could be prohibitively costly and may cause disruptions in, or an increase in the costs associated with, the running of our production facilities. Furthermore, compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations and strategy, which will likely incur substantial time, attention and costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant fines if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. We currently have outstanding Senior Notes that are linked to our achievement of targeted reductions in Scope 1 and 2 greenhouse gas emissions intensity by 2025. If we fail to meet these targeted reductions in 2025, the interest rate applied to these Senior Notes will increase. Finally, from time to time we establish and publicly announce goals and targets to reduce our carbon footprint. If we fail to achieve, fail to specify or improperly report on our progress toward achieving our carbon emissions reduction goals and targets, we could be subject to lawsuits, investigations, government actions, or other claims made by public or private entities, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, the resulting negative publicity from any such allegations could adversely affect consumer preference for our products.
Legal and Regulatory Risk Factors
Regulation, present and future, is a constant factor affecting our business.
Our operations will continue to be subject to or otherwise affected by federal, state and local governmental legislation and regulation, including in the health, safety and environmental areas. Changes in laws or regulations or the application thereof regarding areas such as wage and hour and environmental compliance may lead to government enforcement actions and resulting litigation by private litigants. In addition, unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may also materially affect our business or operations in the future. For example, the USDA amended the Packers and Stockyards Act to require new disclosures that live poultry dealers must provide to contract growers.
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
Environmental, Health and Safety
Our operations are subject to extensive and increasingly stringent federal, state, local and foreign laws and regulations pertaining to the protection of the environment, including those relating to the discharge of materials into the environment, the handling, treatment and disposal of wastes, and the remediation of soil and groundwater contamination. Failure to comply with these requirements could have serious consequences for us, including criminal as well as civil and administrative penalties, claims for property damage, personal injury and damage to natural resources and negative publicity. Compliance with existing or changing environmental requirements, including more stringent limitations imposed or expected to be imposed in recently-renewed or soon to be renewed environmental permits, may require capital expenditures for installation of new or upgraded pollution control equipment at some of our facilities.
Operations at many of our facilities require the treatment and disposal of wastewater, stormwater and agricultural and food processing wastes, the use and maintenance of refrigeration systems, including ammonia-based chillers, noise, odor and dust management, the operation of mechanized processing equipment, and other operations that potentially could affect the environment, health and safety. Some of our facilities have been operating for many years, and were built before current environmental standards were imposed, and/or are in areas that recently have become subject to residential and commercial development pressures. Failure to comply with current and future environmental, health and safety standards could result in the imposition of fines and penalties, and we have been subject to such sanctions from time to time. We are upgrading wastewater treatment facilities at a number of these locations, either pursuant to consent agreements with regulatory authorities or on a voluntary basis in anticipation of future permit requirements. For example, the EPA has proposed Meat and Poultry Products Effluent Guidelines and Standards, which may increase requirements and necessitate further upgrades to existing facilities.

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
As of December 31, 2023, we employed approximately 61,200 persons. Approximately 35.2% of our workforce are covered by a collective bargaining agreement. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2024 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.

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
JBS USA Food Company Holdings (“JBS USA Holdings”) beneficially owns a majority of the shares and voting power of our common stock and is entitled to appoint a majority of the members of our Board of Directors. As a result, subject to restrictions on voting power and actions in the stockholders agreement and our organization documents, JBS USA Holdings has and will have the ability to control our management, policies and financing decisions, elect a majority of the members of our Board of Directors at the annual meeting and control the vote on most matters coming before the holders of our common stock. Under the stockholders agreement, JBS USA Holdings has the ability to elect up to seven members of our Board of Directors and the other holders of our common stock have the ability to elect up to two members of our Board of Directors. Moreover, our ultimate controlling shareholders may serve as members of our Board of Directors or as members of the board of directors or other senior management positions at any JBS companies.
JBS USA Holdings may have interests that are different from other shareholders and may vote in a way that may be adverse to our other shareholders’ interests. JBS USA Holding’s concentration of ownership could also have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our shareholders from realizing a premium over the market price for their common stock.

Our future financial and operating flexibility may be adversely affected by significant leverage.
On a consolidated basis, as of December 31, 2023, we had approximately $3.4 billion of unsecured indebtedness and had the ability to borrow approximately $1.1 billion under our credit agreements. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness. The degree to which we are leveraged could have important consequences because (1) it could affect our ability to satisfy our obligations under our credit agreements, (2) a substantial portion of our cash flow from operations is required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes, (3) our ability to obtain additional financing and to fund working capital, capital expenditures and other general corporate requirements in the future may be impaired; (4) we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage, (5) our flexibility in planning for, or reacting to, changes in our business may be limited, (6) it may limit our ability to pursue acquisitions and sell assets and (7) it may make us more vulnerable in the event of a continued or new downturn in our business or the economy in general.
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
We have a significant amount of goodwill and identifiable intangible assets on our Consolidated Balance Sheets. Under the accounting principles generally accepted in the U.S. (“U.S. GAAP”), goodwill and other identifiable intangible assets with indefinite lives must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Events and conditions that could result in impairment in the value of our goodwill and other identifiable intangible assets include changes in the industry in which we operate, particularly the impact of a downturn in the global economy or the economies of geographic regions or countries in which we operate, as well as competition, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability.
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
The impact on the agriculture markets falls into two main categories: (1) the effect on Ukrainian crop production, as the region is key in global grain production; and (2) the duration of the disruption in trade flows. Safety and financing concerns in the region are restricting export execution, which is in turn forcing grain and oil demand to find alternative supply. The duration of the war and related volatility makes global markets extremely sensitive to growing-season weather in other global grain producing regions and has led to a large risk premium in futures prices. Moreover, Russia’s suspension of the Black Sea Grain Initiative in June 2023 may further pressure on trade flows in the region. The continued volatility in the global markets, in part as a result of the war, has adversely impacted our costs by driving up prices, raising inflation and increasing pressure on the supply of feed ingredients and energy products throughout the global markets.
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
Item 1B. Unresolved Staff Comments
    None.

Item 1C. Cybersecurity
Cybersecurity Risk, Strategy and Governance
The Company maintains a robust cybersecurity infrastructure to safeguard our operations, networks and data through comprehensive security measures including our technology tools, internal management and external service providers.
The Company’s Chief Information Officer (“CIO”) is responsible for assessing, identifying, and managing the risks from cybersecurity threats. Our CIO has significant experience in information technology and many of our information technology team members hold qualifications in technology security positions. We maintain a cross-functional Cybersecurity Committee, as well as a Global Security Committee consisting of the information technology professionals and security managers from each country in which we have operations.
We have both policies and procedures that align with the National Institute of Standards and Technology Cybersecurity Framework. Our information security program includes, among other aspects, vulnerability management, antivirus and malware protection, encryption and access control, and employee training. Our CIO, together with our Global Security Committee, reviews emerging threats, controls, and procedures as part of assessing, identifying, and managing risks. Risks identified by our cybersecurity program are analyzed to determine the potential impact on us and the likelihood of occurrence. Such risks are continuously monitored to ensure that the circumstances and severity of such risks have not changed.
We also endeavor to apprise employees of emerging risks and require them to undergo regular security awareness trainings and supplemental trainings as needed. Additionally, we conduct periodic internal exercises to gauge the effectiveness of the trainings and assess the need for additional training.
In addition, we engage independent third-party cybersecurity providers for testing and vulnerability detection. We regularly engage with third-party vendors to perform external penetration testing, which identifies potential threats and reduces the impact and/or likelihood of these threats. Our employees perform similar intrusion tests and internal and external scans to help improve and harden the company’s security posture. We also conduct security assessments of our IT vendors and certain business partners and maintain cyber incident response plans that are periodically reviewed and updated by our IT Security and Cyber Defense Teams and leveraged table top exercised performed by our IT teams. The incident response plan ties into our Cybersecurity Committee processes for review to ensure the required reporting of material incidents to the Board of Directors, as applicable.
Our Board of Directors, primarily through the Audit Committee, oversees management’s approach to managing cybersecurity risks as part of its risk management oversight. The Audit Committee holds periodic discussions with management regarding the Company’s guidelines and policies with respect to cybersecurity risks and receives regular reports from the CIO regarding such risks and the steps management has taken to monitor and control any exposure resulting from such risks.
As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties
Operating Facilities
    Our main operating facilities are as follows:

	Number of Facilities
	Owned	Leased	Total	Capacity(a)	Unit of Measure	Average Capacity Utilization
Chicken Operations:
Fresh processing facilities	35	1	36	8.4 million	Birds per day	92.2%
Prepared foods facilities	12	2	14	562,257	Tons per year	80.0%
Hatcheries	45	2	47	3.1 billion	Eggs per year	92.6%
Other operation facilities(b)	48	1	49	16.0 million	Tons per year	73.3%
Grain elevator	1	—	1	8.6 million	Bushels per year	24.8%
Pork Operations:
Fresh processing facilities	2	—	2	7,425	Pigs per day	90.8%
Prepared foods facilities	7	—	7	250,319	Tons per year	69.0%
Other operation facilities(c)	2	—	2	9,583	Pigs per year	100.0%
Lamb Operations(d):
Fresh processing facilities	1	—	1	3,625	Lambs per day	74.9%
Prepared foods facilities	1	—	1	487,077	Tons per year	82.2%
Prepared Meals Operations:
Prepared foods facilities	5	3	8	276,373	Tons per year	73.3%
Distribution Centers and Other	10	17	27	N/A		N/A
(a)Capacity and utilization numbers do not include idled facilities.
(b)Other facilities in the chicken operations include feed mills, protein conversion and rendering facilities, and pet food facilities in the U.S.
(c)Other facilities in the pork operations include company-owned pig farms in the U.K.
(d)Facilities in lamb operations are from the acquisition of Randall Parker Foods and are in the U.K.

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
Holders
As of February 27, 2024, the Company estimates that there were approximately 30,100 holders (including individual participants in security position listings) of the Company’s common stock.
Dividends
The Company has no current intention to pay any dividends to its stockholders. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations and other factors deemed relevant by our Board of Directors in its discretion.
Both the U.S. Revolving Syndicated Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. In addition, the terms of the U.K. and Europe Revolver Facility Agreement restrict the U.K. and Europe’s ability and the ability of certain of the U.K. and Europe’s subsidiaries to, among other things, make payments and distributions to us, which could in turn impair our ability to pay dividends to our stockholders. See “Note 13. Debt” of our Consolidated Financial Statements included in this annual report for additional information.
Performance Graph
The graph below shows a comparison from December 30, 2018 through December 31, 2023 of the cumulative 5-year total stockholder return of holders of the Company’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of two companies: Tyson Foods Inc and Hormel Foods Corp. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 30, 2018 and tracks it through December 31, 2023.
The graph covers the period from December 30, 2018 to December 31, 2023, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

	12/30/18	06/30/19	12/29/19	06/30/20	12/27/20	06/30/21	12/26/21	06/30/22	12/25/22	06/30/23	12/31/23
PPC	$100.00	$162.86	$211.48	$108.34	$124.12	$142.27	$176.72	$200.32	$152.66	$137.84	$177.42
Russell 2000	100.00	116.98	125.52	109.23	150.58	176.99	172.90	132.39	137.56	148.68	160.85
Peer Group	100.00	123.76	140.63	117.61	122.11	132.53	144.69	146.38	122.50	106.73	99.22
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
We reported net income attributable to Pilgrim’s Pride Corporation of $322.3 million, or $1.36 per diluted common share, and profit before tax totaling $365.2 million, for 2023. These operating results included gross profit of $1.1 billion and generated $677.9 million of cash from operations. We generated consolidated operating margins of 3.0% with operating margins of 2.4%, 2.5%, and 7.3% in our U.S., U.K. and Europe, and Mexico reportable segments, respectively. During 2023, we generated EBITDA and Adjusted EBITDA of $951.7 million and $1,034.2 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included later in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year applies to our fiscal year and not the calendar year. Fiscal 2023 was a 53-week accounting cycle and 2022 was a 52-week accounting cycle.
Global Economic Conditions
During 2023, we continued to experience challenges from inflation in commodity, labor and other operating costs across all our businesses. The impact on the global feed ingredient and energy markets due to the Russia-Ukraine war have lessened due to increased production in other areas in the global supply chain as discussed below. Despite inflationary headwinds and subdued consumer demand throughout the U.K. and E.U., we have and will continue to invest in our people, implement supply chain solutions, and conduct customer negotiations for cost recovery. Mexico remains a volatile market given inflationary pressures, an evolving global protein industry, and overall business seasonality.
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
The impact on the agriculture markets falls into two main categories: (1) the effect on Ukrainian crop production, as the region is key in global grain production; and (2) the duration of the disruption in trade flows. Safety and financing concerns in the region are restricting export execution, which is in turn forcing grain and oil demand to find alternative supply. In the fourth quarter of 2023, the global supply chains have become less sensitive to the conflict in Ukraine as grain production in other global areas had record high seasons alleviating much of the global supply constraints that existed after the initial outbreak of the war. Ukraine supply constraints from Russia’s mid-2023 suspension of the Black Sea Grain Initiative and other impacts from the war have only minimally impacted grain exports from Ukraine and the global supply of grains due to the increased production from other areas.
The U.S. government and other governments in jurisdictions in which we operate have imposed sanctions and export controls against Russia, Belarus and interests therein and threatened additional sanctions and controls. The impact of these measures, now and in the future, along with further escalation of the conflict could adversely affect our business, supply chain or customers.

Raw Materials and Input Costs
Our U.S. and Mexico segments use corn and soybean meal as the main ingredients for feed production, while our U.K. and Europe segment uses wheat, soybean meal and barley as the main ingredients for feed production.
During 2023, the global price of corn and wheat, measured at U.S. dollars per metric ton, both decreased about 30% per the International Monetary Fund as reported by the St. Louis Fed research center. The U.S. experienced dryer weather during the spring of 2023 that threatened corn supply, but the corn crop for the 2023/2024 growing season is confirmed to be at record production levels as prices trended down towards the end of 2023. Favorable weather conditions in Brazil during 2023 positively impacted global corn supply, while Argentina saw a severe drought which restricted their crop production for the year. Soybean prices began 2023 at higher levels, but came down during the second quarter and have remained stable throughout the remainder of the year.
During 2023, U.S. commodity market prices for chicken products trended in line with seasonal norms throughout the first half of the year, but at levels at or below the five-year historical average, before rebounding in the third quarter and trending in line with the historical average for the remainder of the year.
During the first half of 2023, industry production growth paired with higher levels of cold storage supply led to increased broiler availability. Additionally, although domestic demand grew in the first half, the increased demand pressure did not offset the incremental increase in supply keeping prices at our around seasonally expected levels despite a higher cost basis, which significantly impacted profitability in the commodity market-driven portion of our U.S. business. As a result, the U.S. chicken industry began reducing egg sets and chick placements as compared to prior year volumes beginning late in the second quarter and continued to be reduced throughout the second half of 2023.
The reduction in broiler production coincided with improved volume demand in both the foodservice and retail channels, enabling the industry to reduce cold storage inventories and reduce the impact of year-end seasonal inventory increases. The rebalancing of supply and demand drove positive price fluctuations as U.S. chicken market prices returned to the historical five-year average levels late into the third quarter of 2023 and followed expected seasonal pricing trends through the remainder of the year.
During 2023, the U.K. chicken market saw an increase in labor costs due to the national living wages change in April 2023. Through our current customer contracting models and additional negotiations we have offset the majority of these cost increases. Our utilities and feed ingredient costs continued to decrease throughout 2023 from the beginning of the year. We continue to focus on managing costs, including labor and yield efficiencies, agricultural performance and increasing operational efficiencies through investments in capital projects.
Commodity prices for chicken in Mexico ended 2023 below prior-year prices despite incremental increases throughout the year. Mexico grain prices were also below prior year levels.
U.K. market prices for pork products have followed an upward trend from 2022 but fell slightly during the fourth quarter of 2023, reflecting pig shortages from a 20% reduction of the English sow herd during 2022. E.U. and U.K. pig producers downsized their sow herds during 2023 by about 5% due to various factors. Due to increased market pricing and stabilization of feed prices, U.K. pig farming became profitable in the second quarter of 2023 and remained profitable in the second half of 2023.
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
Social Responsibility. Safety of our team members is a condition at Pilgrim’s. The health of our workforce was our top priority throughout the COVID-19 pandemic, and we implemented hundreds of safety measures within our facilities, constantly evolving our operations as needed. To support the communities where our team members live and work, we invested more than $20 million in local projects focused on alleviating food insecurity, strengthening long-term community infrastructure and well-being, and aiding COVID-19 emergency response and relief efforts through our Hometown Strong initiative. Finally, ensuring the well-being of animals under our care is an uncompromising commitment at Pilgrim’s. We continually strive to improve our welfare efforts through the use of new technologies and the implementation of standards that meet and exceed regulatory requirements and industry guidelines.
Governance. To cultivate discipline and drive accountability for Sustainability related matters, we use our annual budgeting process to establish strategies, plans, and risk mitigation tactics. This process is further reinforced by a series of key performance indicators to evaluate and monitor progress. These performance indicators are linked with compensation for both senior executive and plant level personnel. As part of our business management processes, progress against these metrics is reviewed at least monthly and evaluated by external agencies to assess progress against industry peers. In addition, the Board of Directors formed a Sustainability Committee to provide oversight and counsel on strategies, policies, and investments to reduce the impact of climate change.
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
Results of Operations
2023 Compared to 2022
Net sales. Net sales for 2023 decreased $106.2 million, or 0.6%, from $17.5 billion generated in 2022 to $17.4 billion generated in 2023. The following table provides additional information regarding net sales:

		Change from 2022
Sources of net sales	2023	Amount	Percent
	(In thousands, except percent data)
U.S.	$10,027,742	$(720,608)	(6.7)%
U.K. and Europe	5,203,322	328,584	6.7%
Mexico	2,131,153	285,864	15.5%
Total net sales	$17,362,217	$(106,160)	(0.6)%
U.S. Reportable Segment. U.S. net sales generated in 2023 decreased $720.6 million, or 6.7%, from U.S. net sales generated in 2022 primarily because of a decrease in net sales per pound, contributing $1.2 billion, or 10.9 percentage points, to the decrease in net sales. This decrease in net sales per pound was partially offset by an increase in sales volume of $453.3 million, or 4.2 percentage points. The decrease in net sales per pound was driven by lower commodity market pricing for fresh chicken products as compared to prior year. The increase in sales volume was driven primarily by an increase in pounds sold in our fresh products divisions.
U.K. and Europe Reportable Segment. U.K. and Europe sales generated in 2023 increased $328.6 million, or 6.7%, from sales generated in 2022 primarily from an increase in net sales per pound and the favorable impact of foreign currency translation of $397.3 million, or 8.2 percentage points, and $33.5 million, or 0.7 percentage points, respectively. The increase in net sales per pound was driven by price increases necessary to recover increased feed ingredients, labor, utilities and other operating costs. The increases in net sales per pound and favorable impact of foreign currency translation were partially offset by a decrease in sales volume of $102.3 million, or 2.1 percentage points.
Mexico Reportable Segment. Mexico sales generated in 2023 increased $285.9 million, or 15.5%, from sales generated in 2022 primarily because of the favorable impact of foreign currency remeasurement and an increase in sales volume, partially offset by a decrease in net sales price per pound. The favorable impact of foreign currency remeasurement and increase in sales volume contributed $249.0 million, or 13.5 percentage points, and $86.2 million, or 4.7 percentage points, respectively, to the increase in net sales. The favorable impact of foreign currency remeasurement was due to a strengthening of the Mexican peso against the U.S. dollar. The sales volume across all lines of business increased during 2023 due to market demand. Partially offsetting these increases in net sales was a decrease in net sales price per pound of $49.3 million, or 2.7 percentage points.

Gross profit. Gross profit decreased by $693.4 million, or 38.3%, from $1.8 billion generated in 2022 to $1.1 billion generated in 2023. The following tables provide gross profit information:

		Change from 2022		Percent of Net Sales
Components of gross profit	2023	Amount	Percent	2023	2022
	(In thousands, except percent data)
Net sales	$17,362,217	$(106,160)	(0.6)%	100.0%	100.0%
Cost of sales	16,243,816	587,242	3.8%	93.6%	89.6%
Gross profit	$1,118,401	$(693,402)	(38.3)%	6.4%	10.4%

Sources of gross profit	2023	Change from 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$522,484	$(913,421)	(63.6)%
U.K. and Europe	374,699	134,027	55.7%
Mexico	221,432	86,260	63.8%
Elimination(a)	(214)	(268)	(496.3)%
Total gross profit	$1,118,401	$(693,402)	(38.3)%

Sources of cost of sales	2023	Change from 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$9,505,258	$192,813	2.1%
U.K. and Europe	4,828,623	194,557	4.2%
Mexico	1,909,721	199,604	11.7%
Elimination(a)	214	268	(496.3)%
Total cost of sales	$16,243,816	$587,242	3.8%
(a)Our Consolidated Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations in 2023 increased $192.8 million, or 2.1%, from cost of sales incurred by our U.S. operations in 2022. Cost of sales increased primarily because of increased sales volume of $392.9 million, or 4.2 percentage points, partially offset by a decrease in cost per pound sold of $203.9 million, or 2.2 percentage points. The increase in our sales volume was primarily driven by our fresh products divisions. Other factors affecting U.S. cost of sales were individually immaterial.
U.K. and Europe Reportable Segment. Cost of sales incurred by the U.K. and Europe operations during 2023 increased $194.6 million, or 4.2%, from cost of sales incurred by the U.K. and Europe operations during 2022 primarily because of increases in cost per pound sold and the unfavorable impact of foreign currency translation of $257.6 million, or 5.6 percentage points, and $31.1 million, or 0.7 percentage points, respectively. The increase in cost per pound was driven by increased feed ingredients, labor, utilities and other operating costs. Partially offsetting these increases was the impact of a decrease in sales volume of $94.1 million, or 2.1 percentage points. Other factors affecting cost of sales were individually immaterial.
Mexico Reportable Segment. Cost of sales incurred by the Mexico operations during 2023 increased $199.6 million, or 11.7%, from cost of sales incurred by the Mexico operations during 2022 primarily because of the unfavorable impact of foreign currency remeasurement and an increase in sales volume which contributed $223.1 million, or 13.0 percentage points, and $79.9 million, or 4.7 percentage points, to the increase in cost of sales, respectively. The unfavorable impact of foreign currency remeasurement was due to a strengthening of the Mexican peso against the U.S. dollar. The sales volume across all lines of business increased during 2023 due to market demand. Partially offsetting these increases in cost of sales was a decrease in the cost per pound sold of $103.4 million, or 6.0 percentage points. Other factors affecting cost of sales were individually immaterial.
Operating income. Operating income decreased $654.3 million, or 55.6%, from $1,176.6 million generated for 2022 to $522.3 million generated for 2023. The following tables provide operating income information:

		Change from 2022		Percent of Net Sales
Components of operating income	2023	Amount	Percent	2023	2022
	(In thousands, except percent data)
Gross profit	$1,118,401	$(693,402)	(38.3)%	6.4%	10.4%
SG&A expenses	551,770	(52,972)	(8.8)%	3.2%	3.5%
Restructuring activities	44,345	13,879	45.6%	0.3%	0.2%
Operating income	$522,286	$(654,309)	(55.6)%	3.0%	6.7%

		Change from 2022
Sources of operating income	2023	Amount	Percent
	(In thousands, except percent data)
U.S.	$238,894	$(855,131)	(78.2)%
U.K. and Europe	128,151	129,085	NM(b)
Mexico	155,455	72,005	86.3%
Eliminations(a)	(214)	(268)	(496.3)%
Total operating income	$522,286	$(654,309)	(55.6)%

Sources of SG&A expenses (defined below)	2023	Change from 2022
		Amount	Percent
	(In thousands, except percent data)
U.S.	$283,590	$(58,290)	(17.0)%
U.K. and Europe	202,203	(8,937)	(4.2)%
Mexico	65,977	14,255	27.6%
Total SG&A expense	$551,770	$(52,972)	(8.8)%

Sources of restructuring activities charges	2023	Change from 2022
		Amount	Percent
	(In thousands, except percent data)
U.K. and Europe	$44,345	$13,879	45.6%
(a)Our Consolidated Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
(b)This Y/Y change is designated not meaningful (or “NM”).
U.S. Reportable Segment. Selling, general and administrative (“SG&A”) expense incurred by the U.S. operations during 2023 decreased $58.3 million, or 17.0%, from SG&A expense incurred by the U.S. operations during 2022 primarily from decreases in legal defense costs, incentive compensation costs, and employee relation costs. Other factors affecting SG&A expense were individually immaterial.
U.K. and Europe Reportable Segment. SG&A expense incurred by the U.K. and Europe operations during 2023 decreased $8.9 million, or 4.2%, from SG&A expense incurred by the U.K. and Europe operations during 2022 primarily due to decreased labor and employee-related costs, decreased advertising costs, and the unfavorable impact of foreign currency translation. Other factors affecting SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by the Mexico operations during 2023 increased $14.3 million, or 27.6%, from SG&A expense incurred by the Mexico operations during 2022. SG&A expense increased primarily from increased payroll and employee-related costs due to labor reform law changes and the unfavorable impact of foreign currency remeasurement. Other factors affecting SG&A expense were individually immaterial.
Interest expense. Consolidated interest expense increased 16.0% to $166.6 million in 2023 from $143.6 million in 2022, primarily from an increase of $34.3 million in interest expense on outstanding borrowings and a loss on early extinguishment of debt recognized as a component of interest expense of $20.7 million, partially offset by an increase in interest income of $26.6 million. As a percent of net sales, interest expense in 2023 and 2022 was 1.0% and 0.8%, respectively.
Income taxes. Our consolidated income tax expense in 2023 was $42.9 million, compared to income tax expense of $278.9 million in 2022. The decrease in income tax expense in 2023 resulted from a decrease in pre-tax income during 2023.

2022 Compared to 2021
For discussion of 2022 results of operations in comparison to 2021 results of operations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2022 Annual Report on Form 10-K filed on February 9, 2023.
Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. The following table presents our available sources of liquidity as of December 31, 2023:

Sources of Liquidity	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents			$731.2
Borrowing arrangements:
U.S. Revolving Syndicated Facility(a)	$850.0	$—	824.9
Mexico BBVA Credit Facility(b)	65.4	—	65.4
U.K. and Europe Revolver Facility(c)	191.1	—	191.1
(a)Availability under the U.S. Revolving Syndicated Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at December 31, 2023 totaled $25.1 million.
(b)As of December 31, 2023, the U.S. dollar-equivalent of the amount available under the Mexico BBVA Credit Facility was $65.4 million ($1.1 billion Mexican pesos).
(c)As of December 31, 2023, the U.S. dollar-equivalent of the amount available under the U.K. and Europe Revolver Facility was $191.1 million (£150.0 million).
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
On April 19, 2023, we completed a sale of $1.0 billion aggregate principal amount of its 6.25% unsecured, registered senior notes due 2033 (“Senior Notes due 2033”). We used the net proceeds to repay the term loans and the outstanding balance under the 2021 U.S. Credit Facility. The issuance price of this offering to the public was 99.312%, which created gross proceeds of $993.1 million before transaction costs.
On October 4, 2023, we entered into a Revolving Syndicated Facility Agreement with CoBank, ACB as administrative agent (the “RCF”). This facility replaced the Fifth Amended and Restated U.S. Credit Facility that was executed in 2021. The RCF increased our availability under the revolving loan commitment from $800.0 million to $850.0 million and extended the maturity date from August 2026 to October 2028.
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

Historical Flow of Funds

	Year Ended
Cash Flows from Operating Activities	December 31, 2023	December 25, 2022
	(In millions)
Net income	$322.3	$746.5
Net noncash expenses	462.4	422.6
Changes in operating assets and liabilities:
Trade accounts and other receivables	(19.0)	(149.6)
Inventories	12.6	(472.2)
Prepaid expenses and other current assets	17.8	18.3
Accounts payable and accrued expenses	(68.7)	263.3
Income taxes	(8.9)	(142.5)
Long-term pension and other postretirement obligations	(10.0)	(4.1)
Other operating assets and liabilities	(30.7)	(12.3)
Cash provided by operating activities	$677.9	$669.9
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $462.4 million for the year ended December 31, 2023. Net noncash expense items included $419.9 million of depreciation and amortization, loss on early extinguishment of debt recognized as a component of interest expense of $20.7 million, loan cost amortization of $7.4 million, stock-based compensation expense of $7.2 million, deferred income tax expense of $6.7 million, asset impairment of $4.0 million, and accretion of bond discount of $2.3 million. Partially offsetting the net noncash expenses was an $6.1 million gain on property disposals. Other items affecting net noncash expenses were individually immaterial.
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $422.6 million for the year ended December 25, 2022. Net noncash expense items included $403.1 million of depreciation and amortization, $21.3 million of deferred income tax expense, $7.0 million of stock-based compensation expense, loan cost amortization of $4.8 million, asset impairment of $3.6 million and accretion of bond discount of $1.7 million. Partially offsetting the net noncash expenses was an $18.9 million gain on property disposals. Other items affecting net noncash expenses were individually immaterial.
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $19.0 million use of cash in 2023. The change in cash was primarily due to the timing of customer payments. The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $149.6 million use of cash in 2022. The change in cash was primarily due to the timing of customer payments.
The change in inventories represented a $12.6 million source of cash in 2023. The change in cash resulted from an decrease in our raw materials and work-in-process inventory values. The change in inventories represented a $472.2 million use of cash in 2022. The change in cash resulted from an increase in our raw materials and work-in-process inventory values due to higher input costs.
The change in prepaid expenses and other current assets represented a $17.8 million source of cash in 2023. This change resulted primarily from a net decrease in the commodity derivatives assets. The change in prepaid expenses and other current assets represented a $18.3 million source of cash in 2022. This change resulted primarily from a net decrease in value-added tax receivables and prepaid property insurance.
Accounts payable and accrued expenses, including accounts payable to related parties, represented a $68.7 million use of cash in 2023. This change resulted primarily from the timing of payments. Accounts payable and accrued expenses, including accounts payable to related parties, represented a $263.3 million source of cash in 2022. This change resulted primarily from the timing of payments as well as increased prices for feed ingredients, transportation and packaging materials.
The change in income taxes, which includes income taxes receivables, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions and the tax components within accumulated other comprehensive loss, represented a $8.9 million use of cash in 2023. This change resulted primarily from the timing of estimated tax payments and lower profitability in 2023. The change in income taxes, which includes income taxes receivables, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions and the tax components within accumulated other comprehensive loss, represented a $142.5 million use of cash in 2022. This change resulted primarily from the timing of estimated tax payments and higher profitability in 2022.

	Year Ended
Cash Flows from Investing Activities	December 31, 2023	December 25, 2022
	(In millions)
Acquisitions of property, plant and equipment	$(543.8)	$(487.1)
Proceeds from insurance recoveries	20.7	16.0
Proceeds from property disposals	19.8	35.5
Purchase of acquired businesses, net of cash acquired	—	(9.7)
Cash used in investing activities	$(503.4)	$(445.3)
Capital expenditures were incurred for growth projects, such as the Athens, GA expansion and the South Georgia protein conversion plant, and to improve operational efficiencies, system enhancement projects, and to reduce costs for the years ended December 31, 2023 and December 25, 2022. Proceeds from insurance recoveries reflects cash received on property insurance recoveries related to the Mayfield, Kentucky tornado that occurred in December 2021. Proceeds from property disposals were primarily for the sale of a farm in Mexico and other miscellaneous equipment.

	Year Ended
Cash Flows from Financing Activities	December 31, 2023	December 25, 2022
	(In millions)
Proceeds from revolving line of credit and long-term borrowings	$1,768.2	$362.5
Payments on revolving line of credit, long-term borrowings, and finance lease obligations	(1,616.3)	(388.3)
Payment of capitalized loan costs	(19.8)	(4.7)
Payment on early extinguishment of debt	(13.8)	—
Distribution of equity under Tax Sharing Agreement between JBS USA Food Company Holdings and Pilgrim’s Pride Corporation	(1.6)	(2.0)
Purchase of common stock under share repurchase program	—	(199.6)
Cash provided by (used in) financing activities	$116.7	$(232.0)
Proceeds from revolving line of credit and long-term borrowings are primarily from the offerings of our 2033 and 2034 Senior Notes, as well as borrowings on our 2021 U.S. Credit Facility and our U.K. and Europe Revolver Facility. Payments on revolving line of credit, long-term borrowings, and finance lease obligations are primarily due to the paydown of our term loans and revolving notes on our 2021 U.S. Credit Facility, the completed tender offer of our 2027 Senior Notes, and repayment of borrowings on our U.K. and Europe Revolver Facility. The payment of capitalized loan costs relates to the offering of 2033 and 2034 Senior Notes and the execution of the U.S. Revolving Syndicated credit facility in 2023. The payment on early extinguishment of debt primarily relates to the tender-offer payment of the 2027 Senior Notes. The distribution of equity under the Tax Sharing Agreement is the 2022 distribution of equity that was paid in the first quarter of 2023.
Long-Term Debt and Other Borrowing Arrangements
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and other term loan agreements. For a description, refer to Part II, Item 8, Notes to Consolidated Financial Statements, “Note 13. Debt.”
Obligor Group Summarized Financial Information
All of the senior unsecured registered notes (collectively, the “Pilgrim’s Senior Notes”) issued by Pilgrim’s Pride Corporation prior to December 31, 2023 are fully and unconditionally guaranteed by Pilgrim’s Pride Corporation of West Virginia Inc., JFC LLC, Gold’n Plump Farms LLC and Gold’n Plump Poultry LLC (the “Subsidiary Guarantors”). See “Note 13. Debt” of our Consolidated Financial Statements included in this annual report for additional descriptions of these guarantees.

The following tables present summarized financial information for Pilgrim’s Pride Corporation parent company only (as issuer of the Pilgrim’s Senior Notes) and the Subsidiary Guarantors (together, the “Obligor Group”), on a combined basis after the elimination of all intercompany balances and transactions between Pilgrim’s Pride Corporation parent company only and the Subsidiary Guarantors and investments in any non-obligated subsidiary.

Summarized Balance Sheets	December 31, 2023	December 25, 2022
	(In millions)
Current assets	$2,106	$1,983
Current assets due from non-obligated subsidiaries(a)	192	170
Current assets due from related parties(b)	—	2
Noncurrent assets	2,063	1,945
Current liabilities	1,384	1,402
Current liabilities due to non-obligated subsidiaries(a)	325	253
Current liabilities due to related parties(b)	32	8
Noncurrent liabilities	3,578	3,459
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-obligated subsidiaries.
(b)    Represents receivables due from and payables due to JBS affiliates.

Summarized Income Statements	Year Ended December 31, 2023
(In millions)
Net sales	$10,104
Gross profit(a)	533
Operating income	293
Net income	49
Net income attributable to Obligor Group	49
(a)     For the year ended December 31, 2023, the Obligor Group recognized $195.0 million of net sales to the non-obligated subsidiaries and no purchases from the non-obligated subsidiaries.
Capital Expenditures
We anticipate spending between $475 million and $525 million on the acquisition of property, plant and equipment in 2024. Capital expenditures will primarily be incurred to grow our operations, improve efficiencies, to reduce costs, and for system enhancement projects. We expect to fund these capital expenditures with cash flow from operations.
Contractual Obligations
In addition to our debt commitments at December 31, 2023, we had other commitments and contractual obligations that require us to make specified payments in the future. The following table summarizes the total amounts due as of December 31, 2023 under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(a)	$3,400,000	$—	$—	$—	$3,400,000
Interest(b)	1,572,567	171,005	341,750	341,750	718,062
Finance leases	2,628	742	1,141	745	—
Operating leases	305,430	77,745	109,010	62,816	55,859
Derivative liabilities	17,841	17,841	—	—	—
Purchase obligations(c)	457,392	414,546	28,445	3,691	10,710
Total	$5,755,858	$681,879	$480,346	$409,002	$4,184,631
(a)Long-term debt is presented at face value and excludes $25.1 million in letters of credit outstanding related to normal business transactions.
(b)Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of December 31, 2023.
(c)Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

We expect cash flows from operations, combined with availability under the U.S. Revolving Syndicated Facility, the Mexico BBVA Credit Facility and the U.K. and Europe Revolver Facility to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Pillar II Tax Initiative
The Organization for Economic Cooperation and Development (“OECD”) is an international organization made up of 38 member countries that work on establishing international standards seeking solutions to a series of social, economic, and environmental challenges, from improving economic performance, creating jobs to promoting solid education and combating international tax avoidance.
Regarding the fight against tax avoidance, the Base Erosion Profit Shifting (“BEPS”) project was created in 2013, which is an initiative of the G20 (Group of twenty countries with the largest economies) together with the OECD, aimed at implementing 15 measures to combat tax avoidance, improve the coherence of international tax rules, and ensure a more transparent tax environment on the international stage and to avoid the abuse of tax norms that result in erosion of the tax base, mainly through profit shifting to destinations with more favorable taxation or no taxation.
Pillar II is part of one of OECD's most recent initiatives, known as BEPS 2.0, is intended to address tax issues related to changes in business models in a globalized environment. The goal of Pillar II is to create a global minimum taxation system for multinational companies with an annual global turnover exceeding EUR 750 million, aiming to implement a balance in the global income tax collection of these companies, which may consist of additional taxation for economic groups. In short, this additional taxation aims to ensure the payment of a minimum effective global rate of 15%, per jurisdiction, where the multinational group operates.
Starting in 2024, Pillar II rules come into effect in various countries, impacting several multinationals and their subsidiaries groups operating in these jurisdictions. During the initial three years, transition rules (Safe Harbor) simplify the calculations of the effective rate per jurisdiction, enabling adaptation to the affected multinational groups.
Although the implementation of Pillar II offers uncertainties in the US legal system, the Company and its subsidiaries are monitoring the potential impacts that this new rule may bring to the Group.
During 2023, the Company conducted Safe Harbor analysis using 2022 financial data for the jurisdictions where the Company operates. The results of this preliminary analysis indicate that some countries within the Group may be subject to the additional payment of income tax under the rules of Pillar II. However, the percentage of additional payment cannot be accurately estimated as of the time the issuance of these Financial Statements, particularly due to the fact that the impact of Pillar 2 will be based on 2024 results, which cannot yet be known.
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
Generally, we perform an evaluation of whether any lower of cost or net realizable value adjustments are required at the country level based on a number of factors, including: (1) pools of related inventory, (2) product continuation or discontinuation, (3) estimated market selling prices and (4) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required. We also record valuation adjustments, when necessary, for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products.
Goodwill and Other Intangibles, net. Goodwill represents the excess of the aggregate purchase price over the fair value of the net identifiable assets acquired in a business combination. Identified intangible assets represent trade names and customer relationships arising from acquisitions that are recorded at fair value as of the date acquired less accumulated amortization, if any. We use various market valuation techniques to determine the fair value of our identified intangible assets.
Goodwill is not amortized but is tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent), that the fair value of a reporting unit is less than the unit’s carrying amount (including goodwill). If management determines it is more likely than not that the carrying amount of a reporting unit goodwill might be impaired, a quantitative impairment test is performed. Management has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative impairment test. Management would be able to resume performing the qualitative assessment in any subsequent period. When performing quantitative impairment tests, we estimate the fair value of our reporting units with material goodwill carrying amounts using an income approach (discounted cash flow method). We develop projections for cash flows over a 5-year period based on assumptions about revenue growth and margin changes using internally-developed economic projections and industry data obtained from government authorities such as the U.S. Department of Agriculture and other sources. We also make terminal value assumptions about revenue growth and margin changes for periods beyond the projection period. We utilize margin assumptions based on operating performance expectations, margins historically realized in the reporting units’ industries, and general macroeconomic trends. We utilize the weighted average cost of capital as a proxy for the discount rate. We consider reporting units that have 20% or less excess fair value over carrying amount to have a heightened risk of future goodwill impairment.
In 2022 and 2021, we reviewed relevant qualitative factors and determined that no indicators of goodwill impairment existed for our Moy Park, Pilgrim’s Food Masters, Pilgrim’s Mexico, and Pilgrim’s U.S. reporting units. Our Pilgrim’s U.K. reporting unit reported goodwill of $2.1 million and $1.8 million at December 25, 2022 and December 26, 2021, respectively. These amounts were considered immaterial to warrant quantitative goodwill impairment testing. In 2023, we experienced (1) an increase in long-term treasury rates that management determined could negatively affect discount rates and (2) continued inflationary pressures impacting primarily our Moy Park and Pilgrim’s Food Masters reporting units that management determined could negatively affect our margins. Both discount rates and margins are used in estimating the fair value of the reporting units. Therefore, management elected to bypass qualitative assessments and performed quantitative goodwill impairment tests for the Moy Park, Pilgrim’s Food Masters, Pilgrim’s Mexico, and Pilgrim’s U.S. reporting units as of December 31, 2023. Our Pilgrim’s U.K. reporting unit reported goodwill of $2.3 million at December 31, 2023. This amount was considered immaterial to warrant quantitative goodwill impairment testing.
Our Moy Park reporting unit had goodwill of $784.8 million at December 31, 2023. In estimating the reporting unit’s fair value, we generally assumed revenue growth would normalize to slightly below the weighted average long-term inflation rate for the countries in which the reporting unit operates. We also assumed margins in future years would increase through the projection period as the reporting unit continues to remove costs from operations through rationalization projects then normalize in the long-term as we believe this is consistent with market participant views in an exit transaction. The current year results are not indicative of future market participant expectations in an exit transaction primarily due to current challenging market conditions associated with continued inflationary pressures in the countries in which the Moy Park reporting unit operates. Based on the outcome of the quantitative test, management determined that no goodwill impairment existed in the Moy Park reporting unit as of December 31, 2023; however, the Moy Park reporting unit does have a heightened risk of future goodwill impairment as the excess fair value over carrying amount of the reporting unit was less than 20%. An increase in the discount rate of 25-50 basis points or a reduction in estimated long-term margins by 75-100 basis points across all future projected years, with all other assumptions unchanged, would have caused the carrying value of this reporting unit to exceed its fair value, which may have resulted in material goodwill impairment loss.
Our Pilgrim’s Food Masters, Pilgrim’s Mexico and Pilgrim’s U.S. reporting units had goodwill of $329.4 million, $127.8 million and $41.9 million, respectively, at December 31, 2023. In estimating the reporting units’ fair value, we generally assumed revenue growth would normalize to the approximate weighted average long-term inflation rate for the U.K., Ireland, Mexico and the U.S., respectively. We also assumed margins in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. The current year results, as well as the first year of projected results, are not indicative of future market participant expectations in an exit transaction as product price increases have lagged behind increased input costs that resulted from inflationary pressures experienced in the U.K., Ireland, Mexico and the U.S. during 2022 and early 2023. Based on the outcome of the quantitative tests, management determined that no goodwill impairment existed in the Pilgrim’s Food Masters, Pilgrim’s Mexico, or Pilgrim’s U.S. reporting units as of December 31, 2023, and the reporting units do not have a heightened risk of future goodwill impairment as the excess fair value over carrying amount of each reporting unit exceeded 20%.
Other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. An impairment loss is recognized if the carrying amount of an indefinite-life intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that an intangible asset is impaired. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, a quantitative impairment test is performed. Management has the option to bypass the qualitative assessment for any indefinite-life intangible asset in any period and proceed directly to performing the quantitative impairment test.

The fair value of our indefinite-life intangible assets is calculated principally using a relief-from-royalty valuation approach, which uses significant unobservable inputs as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under this valuation approach, we make estimates and assumptions about brand sales growth, royalty rates and discount rates based on specific brand sales projections, general economic projections, anticipated future cash flows and marketplace data. We consider indefinite-life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of future impairment. Our 2022 and 2021 indefinite-life intangible assets impairment analyses did not result in an impairment charge.
In 2023, we experienced an increase in long-term treasury rates that management determined could negatively affect discount rates, which are used in estimating the fair value of the reporting units. Therefore, management elected to bypass qualitative assessments for all indefinite-life intangible assets and performed quantitative impairment tests. Based on the outcome of the quantitative tests, management determined that no material impairment existed as of December 31, 2023.
The estimated fair values of two indefinite-life intangible assets did not exceed their carrying amounts by more than 20% at December 31, 2023. One brand reported in the U.K. and Europe reportable segment had a carrying amount of $36.1 million at December 31, 2023. For this brand, a hypothetical increase in the discount rate of approximately 25-50 basis points, with all other assumptions unchanged, would have caused the carrying amount of this brand to exceed its fair value, which may have resulted in impairment loss. A hypothetical decrease in the royalty rate of this brand of approximately 25-50 basis points, with all other assumptions unchanged, would have caused the carrying amount of this brand to exceed its fair value, which may have resulted in impairment loss. One brand reported in the Mexico reportable segment had a carrying amount of $0.8 million at December 31, 2023. Potential future full impairment of its carrying amount would not be considered a material impairment loss. We generally assumed brand revenue growth rates in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction. The current year results are not indicative of future market participant expectations in an exit transaction primarily due to the expected temporary impacts of continued inflationary pressures and volatile market conditions. We do not currently consider any of our other indefinite-life intangible assets, which had aggregate carrying amount of $543.5 million at December 31, 2023 to be at heightened risk of future impairment.
Identifiable intangible assets with definite lives, such as customer relationships and trade names that we expect to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from 15 to 20 years for trade names and three to 18 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the years ended December 31, 2023 and December 25, 2022.
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
Income Taxes. We follow provisions under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, with regard to members of a group that file a consolidated tax return but issue separate financial statements. We file certain state unitary returns with JBS USA Food Company Holdings. Our income tax expense is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. For the unitary states, we have an obligation to make tax payments to JBS USA Food Company Holdings for our share of the unitary taxable income, which is included in taxes payable in our Consolidated Balance Sheets. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date. We recognize potential interest and penalties related to income tax positions as a part of the income tax provision.
Defined Benefit Pension and Other Postretirement Plans. We sponsor four qualified defined benefit pension plans, two nonqualified defined benefit retirement plans, and one defined benefit postretirement life insurance plan. Some of these plans are administered by a board of trustees made up of management within the participating companies and representatives from associated labor groups while others are administered by an investment committee made up of management from the participating company. We use independent third-party actuaries to assist in determining our pension obligations and net periodic benefit cost. We, along with the actuaries, review assumptions including estimates of the present value of projected future pension payments to participants. We accumulate and amortize the impact of actuarial gains and losses over future periods.
Our defined benefit pension and other postretirement plans contains uncertainties because it requires management to make assumptions and apply judgments. The key assumptions made in developing key estimates include discount rates, expected returns on plan assets, retirement rates, and mortality. These assumptions can have a material impact on the funded status and the net periodic benefit cost. The discount rates reflect yields on high-quality corporate bonds as of the measurement date and were compared to the effective discount rate determined by discounting plan cash flows using the 12/31/2023 Empower Above Mean Curve. All other assumptions reflect estimates of future experience and considering relevant historical information, such as credible plan experience, from representative populations and relevant plan characteristics. The mortality assumption reflects experience from representative populations, based on the Pri-2012 Private Retirement Plans Mortality Table Report issued by the Society of Actuaries (“SOA”) in October 2019 and the Mortality Improvement Scale MP-2021 Report issued by the SOA in October 2021. It is reasonable to expect that changes in external factors will result in changes to the assumptions noted above that are used to measure pension obligations and net periodic benefit cost in future periods.
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
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses (gains), (2) transaction costs related to business acquisitions, (3) costs related to litigation settlements, (4) restructuring activities losses, (5) property insurance recoveries, and (6) net income attributable to noncontrolling interest. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

(Unaudited)	Year Ended
	December 31, 2023	December 25, 2022

Net income	$322,317	$746,538
Add:
Interest expense, net	166,621	143,644
Income tax expense	42,905	278,935
Depreciation and amortization	419,900	403,110
EBITDA	951,743	1,572,227
Add:
Foreign currency transaction losses	20,570	30,817
Transaction costs related to acquisitions	—	948
Litigation settlements expense	39,400	34,086
Restructuring activities losses	44,345	30,466
Minus:
Property insurance recoveries	21,124	19,580
Net income attributable to noncontrolling interest	743	608
Adjusted EBITDA	$1,034,191	$1,648,356

Reconciliation of Adjusted Net Income
(Unaudited)

	Year Ended
	December 31, 2023	December 25, 2022

Net income attributable to Pilgrim’s	$321,574	$745,930
Add:
Foreign currency transaction losses	20,570	30,817
Restructuring activities losses	44,345	30,466
Transaction costs related to acquisitions	—	948
Litigation settlements	39,400	34,086
Loss on early extinguishment of debt recognized as a component of interest expense(a)	20,694	—
Minus:
Property insurance recoveries	21,124	19,580
Adjusted net income attributable to Pilgrim’s before tax impact of adjustments	425,459	822,667
Net tax benefit of adjustments(b)	(25,140)	(19,115)
Adjusted net income attributable to Pilgrim’s	$400,319	$803,552
Weighted average diluted shares of common stock outstanding	237,297	240,394
Adjusted net income attributable to Pilgrim’s per common diluted share	$1.69	$3.34
(a)The loss on early extinguishment of debt recognized as a component of interest expense was due to the repurchase of the Senior Notes due 2027.
(b)Net tax impact of adjustments represents the tax impact of all adjustments shown above.
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

	Year Ended December 31, 2023
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$4,298,504	$429,850
Feed ingredient inventory(b)	206,198	20,620
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases will have increased cost of sales for the year ended December 31, 2023.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of December 31, 2023.

	December 31, 2023
	Amount	Impact of 10% Increase to the Fair Value of Commodity Derivative Assets
	(In thousands)
Commodity derivative assets(a)	$35,812	$3,581
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of December 31, 2023.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $131.1 million as of December 31, 2023.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of December 31, 2023. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Year Ended December 31, 2023
	Impact of 10% Deterioration in Exchange Rate(a)	Impact of 10% Appreciation in Exchange Rate(b)
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(18,310)	$22,379
Exchange rate of Mexican pesos to the U.S. dollar:
As reported	16.97	16.97
Hypothetical 10% change	18.67	15.28
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
Net Assets. As of December 31, 2023, our U.K. and Europe subsidiaries that are denominated in the British pound had net assets of $4.1 billion. A 10% weakening in the British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our U.K. and Europe subsidiaries by $374.4 million. A 10% strengthening in the British pound against the U.S. dollar exchange rate would cause an increase in the net assets of our U.K. and Europe subsidiaries by $457.6 million.
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
Impact of Inflation
Our global operations were impacted by inflation during 2023, but less significantly than in 2022. Our global businesses negotiated with our customers to increase prices to mitigate the impacts of the increase in input costs such as feed ingredients, labor, utilities, freight and other input costs. Prior to 2022, inflation was significantly less impactful to our operations. We anticipate inflation in 2024 will be moderate compared to 2023 based on the monetary policy measures implemented in the jurisdictions in which we operate.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Pilgrim's Pride Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries (the Company) as of December 31, 2023 and December 25, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 25, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of quantitative goodwill impairment assessment
As discussed in Notes 1 and 8 to the consolidated financial statements, the goodwill balance as of December 31, 2023 was $1.3 billion, of which $1.1 billion related to reporting units within the Company’s U.K. and Europe reportable segment.  For 2023, management elected to bypass the qualitative assessments for certain reporting units and performed quantitative goodwill impairment tests. The Company determined that no impairment existed as of December 31, 2023.
We identified the evaluation of the quantitative goodwill impairment assessments related to certain reporting units within the Company’s U.K. and Europe reportable segment as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required to evaluate certain key assumptions used in measuring fair value of the reporting units. These key assumptions included forecasted revenue growth, forecasted margins, discount rates, and terminal growth rates. Changes in these assumptions could have an impact on the fair value of the reporting units.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s quantitative goodwill impairment assessments for certain reporting units within the Company’s U.K. and Europe reportable segment. This included controls over the development of the key assumptions listed above. We evaluated the Company’s assessments by:
◦assessing the Company’s forecasted revenue growth and forecasted margins against underlying business strategies and growth plans
◦comparing historical results to forecasts to assess the Company’s ability to forecast.

In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
◦evaluating the discount rates used by comparing the Company’s inputs to the discount rates to publicly available data for comparable companies and assessing the resulting discount rates
◦comparing the selected terminal growth rates to the Company’s growth expectations using publicly available industry and economic data.
/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Denver, Colorado
February 27, 2024

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 25, 2022
	(In thousands, except share and par value data)
Cash and cash equivalents	$697,748	$400,988
Restricted cash and cash equivalents	33,475	33,771
Trade accounts and other receivables, less allowance for credit losses	1,129,178	1,097,212
Accounts receivable from related parties	1,778	2,512
Inventories	1,985,399	1,990,184
Income taxes receivable	161,062	155,859
Prepaid expenses and other current assets	195,831	211,092
Total current assets	4,204,471	3,891,618
Deferred tax assets	4,890	1,969
Other long-lived assets	35,646	41,574
Operating lease assets, net	266,707	305,798
Intangible assets, net	853,983	846,020
Goodwill	1,286,261	1,227,944
Property, plant and equipment, net	3,158,403	2,940,846
Total assets	$9,810,361	$9,255,769

Accounts payable	$1,410,576	$1,587,939
Accounts payable to related parties	41,254	12,155
Revenue contract liabilities	84,958	34,486
Accrued expenses and other current liabilities	926,727	850,899
Income taxes payable	31,678	58,411
Current maturities of long-term debt	674	26,279
Total current liabilities	2,495,867	2,570,169
Noncurrent operating lease liabilities, less current maturities	203,348	230,701
Long-term debt, less current maturities	3,340,841	3,166,432
Deferred tax liabilities	385,548	364,184
Other long-term liabilities	40,180	71,007
Total liabilities	6,465,784	6,402,493

Common stock, $.01 par value, 800,000,000 shares authorized; 261,931,080 and 261,610,518 shares issued at year-end 2023 and year-end 2022, respectively; 236,789,927 and 236,469,365 shares outstanding at year-end 2023 and year-end 2022, respectively	2,620	2,617
Treasury stock, at cost, 25,141,153 shares at year-end 2023 and year-end 2022.	(544,687)	(544,687)
Additional paid-in capital	1,978,849	1,969,833
Retained earnings	2,071,073	1,749,499
Accumulated other comprehensive loss	(176,483)	(336,448)
Total Pilgrim’s Pride Corporation stockholders’ equity	3,331,372	2,840,814
Noncontrolling interest	13,205	12,462
Total stockholders’ equity	3,344,577	2,853,276
Total liabilities and stockholders’ equity	$9,810,361	$9,255,769
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands, except per share data)
Net sales	$17,362,217	$17,468,377	$14,777,458
Cost of sales	16,243,816	15,656,574	13,411,631
Gross profit	1,118,401	1,811,803	1,365,827
Selling, general and administrative expense	551,770	604,742	1,148,861
Restructuring activities	44,345	30,466	5,802
Operating income	522,286	1,176,595	211,164
Interest expense, net of capitalized interest	202,272	152,672	145,792
Interest income	(35,651)	(9,028)	(6,056)
Foreign currency transaction losses (gains)	20,570	30,817	(9,382)
Miscellaneous, net	(30,127)	(23,339)	(11,580)
Income before income taxes	365,222	1,025,473	92,390
Income tax expense	42,905	278,935	61,122
Net income	322,317	746,538	31,268
Less: Net income attributable to noncontrolling interest	743	608	268
Net income attributable to Pilgrim’s Pride Corporation	$321,574	$745,930	$31,000

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	236,725	239,766	243,652
Effect of dilutive common stock equivalents	572	628	477
Diluted	237,297	240,394	244,129

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$1.36	$3.11	$0.13
Diluted	$1.36	$3.10	$0.13
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
Net income	$322,317	$746,538	$31,268
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	154,975	(297,066)	(55,541)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(2,565)	(2,915)	398
Income tax effect	—	—	22
Reclassification to net earnings for losses (gains) realized	1,813	4,142	(1,437)
Income tax effect	—	(24)	(157)
Available-for-sale securities
Losses arising during the period	(166)	(3)	—
Income tax effect	42	2	—
Reclassification to net earnings for losses (gains) realized	175	(17)	—
Income tax effect	(42)	4	—
Defined benefit plans
Gains realized during the period	6,751	8,505	35,122
Income tax effect	(1,825)	(2,122)	(7,524)
Reclassification to net earnings of losses realized	1,065	1,381	2,278
Income tax effect	(258)	(338)	(538)
Total other comprehensive income (loss), net of tax	159,965	(288,451)	(27,377)
Comprehensive income	482,282	458,087	3,891
Less: Comprehensive income attributable to noncontrolling interests	743	608	268
Comprehensive income attributable to Pilgrim’s Pride Corporation	$481,539	$457,479	$3,623
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 27, 2020	261,185	$2,612	(17,673)	$(345,134)	$1,954,334	$972,569	$(20,620)	$11,586	$2,575,347
Comprehensive income:
Net income	—	—	—	—	—	31,000	—	268	31,268
Other comprehensive loss, net of tax expense of $8,197	—	—	—	—	—	—	(27,377)	—	(27,377)
Capital distribution under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation (the “TSA”)	—	—	—	—	(1,961)	—	—	—	(1,961)
Stock-based compensation plans:
Common stock issued under compensation plans	162	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	11,657	—	—	—	11,657
Balance at December 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,964,028	$1,003,569	$(47,997)	$11,854	$2,588,934
Comprehensive income:
Net income	—	—	—	—	—	745,930	—	608	746,538
Other comprehensive loss, net of tax expense of $2,478	—	—	—	—	—	—	(288,451)	—	(288,451)
Capital distribution under TSA	—	—	—	—	(1,592)	—	—	—	(1,592)
Stock-based compensation plans:
Common stock issued under compensation plans	264	3	—	—	(3)	—	—	—	—
Requisite service period recognition	—	—	—	—	7,400	—	—	—	7,400
Common stock purchased under share repurchase program	—	—	(7,469)	(199,553)	—	—	—	—	(199,553)
Balance at December 25, 2022	261,611	$2,617	(25,142)	$(544,687)	$1,969,833	$1,749,499	$(336,448)	$12,462	$2,853,276
Comprehensive income:
Net income	—	—	—	—	—	321,574	—	743	322,317
Other comprehensive income, net of tax expense of $2,083	—	—	—	—	—	—	159,965	—	159,965
Capital contribution under TSA	—	—	—	—	1,425	—	—	—	1,425
Stock-based compensation plans:
Common stock issued under compensation plans	320	3	—	—	(3)	—	—	—	—
Requisite service period recognition	—	—	—	—	7,594	—	—	—	7,594
Balance at December 31, 2023	261,931	$2,620	(25,142)	$(544,687)	$1,978,849	$2,071,073	$(176,483)	$13,205	$3,344,577
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
Cash flows from operating activities
Net income	$322,317	$746,538	$31,268
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	419,900	403,110	380,824
Loss on early extinguishment of debt recognized as a component of interest expense	20,694	—	24,654
Loan cost amortization	7,366	4,753	5,095
Stock-based compensation activity	7,226	6,985	11,655
Deferred income tax expense (benefit)	6,675	21,295	(86,391)
Gain on property disposals	(6,052)	(18,908)	(1,476)
Asset impairment	4,010	3,559	—
Accretion of bond discount	2,278	1,717	1,533
Loss (gain) on equity method investments	328	(2)	(16)
Amortization of bond premium	—	—	(167)
Changes in operating assets and liabilities
Trade accounts and other receivables	(19,007)	(149,599)	(259,377)
Inventories	12,602	(472,224)	(177,864)
Prepaid expenses and other current assets	17,776	18,264	(53,797)
Accounts payable and accrued expenses	(68,677)	263,288	359,589
Income taxes	(8,878)	(142,455)	115,216
Long-term pension and other postretirement obligations	(9,993)	(4,128)	(18,461)
Other operating assets and liabilities	(30,688)	(12,330)	(5,826)
Cash provided by operating activities	677,877	669,863	326,459
Cash flows from investing activities
Acquisitions of property, plant and equipment	(543,816)	(487,110)	(381,671)
Proceeds from property insurance recoveries	20,681	16,034	—
Proceeds from property disposals	19,784	35,516	24,724
Purchase of acquired businesses, net of cash acquired	—	(9,692)	(966,766)
Cash used in investing activities	(503,351)	(445,252)	(1,323,713)
Cash flows from financing activities
Proceeds from revolving line of credit and long-term borrowings	1,768,236	362,540	2,951,707
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(1,616,321)	(388,299)	(2,006,195)
Payment of capitalized loan costs	(19,816)	(4,741)	(22,293)
Payment on early extinguishment of debt	(13,780)	—	(21,258)
Distribution of capital under the TSA	(1,592)	(1,961)	(650)
Purchase of common stock under share repurchase program	—	(199,553)	—
Cash provided by (used in) financing activities	116,727	(232,014)	901,311
Effect of exchange rate changes on cash and cash equivalents	5,211	(7,959)	(2,342)
Increase (decrease) in cash and cash equivalents	296,464	(15,362)	(98,285)
Cash and cash equivalents, restricted cash and restricted cash equivalents, beginning of year	434,759	450,121	548,406
Cash and cash equivalents, restricted cash and restricted cash equivalents, end of year	$731,223	$434,759	$450,121
Supplemental Disclosure Information
Interest paid (net of amount capitalized)	$131,205	$156,292	$119,328
Income taxes paid	19,749	385,585	20,863
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products (from its U.K. operations) to over 115 countries. Our fresh products consist of refrigerated whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork, and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meat balls. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland.
Consolidated Financial Statements
The Company operates on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year.
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) using management’s best estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. Significant estimates made by the Company include the allowance for credit losses, reserves related to inventory obsolescence or valuation, useful lives of long-lived assets, goodwill, identifiable intangible assets, valuation of deferred tax assets, insurance accruals, valuation of pension and other postretirement benefits obligations, income tax accruals, certain derivative positions and valuations of acquired businesses.
The functional currency of the Company’s U.S. and Mexico operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and the Republic of Ireland is the U.S. dollar. The functional currency of the Company’s U.K. operations is the British pound. The functional currency of the Company’s operations in France, the Netherlands and the Republic of Ireland is the euro. For foreign currency-denominated entities other than the Company’s Mexico operations, translation from local currencies into U.S. dollars is performed for most assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. For the Company’s Mexico operations, remeasurement from the Mexican peso to the U.S. dollar is performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement is performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts are remeasured using average exchange rates for the period. Net adjustments resulting from remeasurement of these financial records are reflected in Foreign currency transaction losses (gains) in the Consolidated Statements of Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs are included in Selling, general and administrative (“SG&A”) expense and totaled $56.7 million, $58.0 million and $32.4 million for 2023, 2022 and 2021, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $5.7 million, $12.5 million and $5.1 million for 2023, 2022 and 2021, respectively.
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
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2023	December 25, 2022
	(In thousands)
Cash and cash equivalents	$697,748	$400,988
Restricted cash and restricted cash equivalents	33,475	33,771
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Consolidated Statements of Cash Flows	$731,223	$434,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments
The Company’s current investments are all highly liquid investments with an original maturity of three months or less when acquired and are, therefore, considered cash equivalents. The Company’s current investments are comprised of fixed income securities, such as commercial paper. These investments are classified as available-for-sale. These securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive loss. Investments in fixed income securities with remaining maturities of less than one year and those identified by management at the time of purchase for funding operations in less than one year are classified as current assets. Investments in fixed income securities with remaining maturities in excess of one year that management has not identified at the time of purchase for funding operations in less than one year are classified as long-term assets. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company determines the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss into earnings using the specific identification method. Purchases and sales are recorded on a settlement date basis.
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
The Company allocates meat costs between its various finished chicken products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as its breast meat cost. The Company allocates meat costs between its various finished pork products based on a by-product costing technique that allocates the cost of the whole pig into the primal cuts by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes legs, shoulders, bellies, offal and fifth quarter parts, which are carried in inventory at the estimated recoverable amounts, with the remaining amount being reflected as our loin meat cost.
The Company values its other prepared foods products, raw materials and packaging materials at the lower of weighted average cost and net realizable value. Work in progress is valued at the latest production cost (raw materials, packaging), finished goods are valued at the lower of the latest actual monthly production cost (raw materials, packaging and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Operating lease assets and operating lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate (“IBR”) based on the information available at commencement date in determining the present value of future payments. IBR is derived from the Company’s credit facility’s margin as a basis with adjustments to periodically updated SOFR swap rate and foreign currency curve. The operating lease asset also includes any lease payments made, including upfront costs and prepayments, and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate a lease when it is reasonably certain that it will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with a corresponding reduction to the operating lease asset.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent), that the fair value of a reporting unit is less than the unit’s carrying amount (including goodwill). If management determines it is more likely than not that the carrying amount of a reporting unit goodwill might be impaired, a quantitative impairment test is performed. Management has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative impairment test. Management would be able to resume performing the qualitative assessment in any subsequent period. In 2023, the Company experienced (1) an increase in long-term treasury rates that management determined could negatively affect discount rates and (2) continued inflationary pressures impacting primarily our Moy Park and Pilgrim’s Food Masters reporting units that management determined could negatively affect our margins. Due to these factors in 2023, management elected to bypass the qualitative assessment for all reporting units and performed a quantitative impairment test for each reporting unit with a material amount of goodwill reported as of December 31, 2023 and the results of the quantitative tests are reported below.
As of December 31, 2023, our Moy Park, Pilgrim’s Food Masters, Pilgrim’s Mexico, and Pilgrim’s U.S. reporting units had reported goodwill of $784.8 million, $329.4 million, $127.8 million, and $41.9 million, respectively. Our Pilgrim’s U.K. reporting unit had reported goodwill of $2.3 million as of December 31, 2023, which was considered immaterial to warrant quantitative goodwill impairment testing. To perform the quantitative assessments, Management estimated the fair value of our reporting units with material goodwill carrying amounts using an income approach (discounted cash flow method). The method to estimate the fair value of each reporting unit involves the use of assumptions about revenue growth, margins, industry data, discount rates, and terminal growth values. These assumptions use data from internally-developed economic projections and external industry data obtained from government authorities, such as the U.S. Department of Agriculture, and other sources. The margin assumptions are based on operating performance expectations, historically realized margins within each reporting units’ industries, and general macroeconomic trends. We use the weighted average cost of capital as a proxy for the discount rates. We consider reporting units that have a 20% or less excess fair value over carrying amount to have a heightened risk of future goodwill impairment.
Based on the outcomes of the reporting units’ quantitative assessments, Management determined that no goodwill impairment existed in any of the reporting units’ with material carrying amounts of goodwill. Our Moy Park reporting unit was determined to have a heightened risk of future goodwill impairment as the excess fair value over the reporting unit’s carrying amount was less than 20%. Some of the assumptions used in determining the fair values of the reporting units are outside the control of management and while we believe we have made reasonable estimates and assumptions to calculate these fair values, it is possible a material change could occur. If actual results of the reporting units are not consistent with the estimates and assumptions used to calculate the fair values, it could result in material impairments of our reported goodwill.
For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that an intangible asset is impaired. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, a quantitative impairment test is performed. Management has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. For 2023, management elected to bypass qualitative assessments for all indefinite-lived intangible assets and performed quantitative impairment tests and determined that no impairment existed as of December 31, 2023.
The fair value of our indefinite-life intangible assets is calculated principally using a relief-from-royalty valuation approach, which uses significant unobservable inputs as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under this valuation approach, we make estimates and assumptions about brand sales growth, royalty rates and discount rates based on specific brand sales projections, general economic projections, anticipated future cash flows and marketplace data. We consider indefinite-life intangible assets that have 20% or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
less excess fair value over carrying amount to have a heightened risk of future impairment. Our 2022 and 2021 indefinite-life intangible assets impairment analyses did not result in an impairment charge.
In 2023, we experienced an increase in long-term treasury rates that management determined could negatively affect discount rates, which are used in estimating the fair value of the reporting units. Therefore, management elected to bypass qualitative assessments for all indefinite-life intangible assets and performed quantitative impairment tests and determined that no material impairment existed as of December 31, 2023. The estimated fair values of two of our indefinite-life intangibles did not exceed their carrying values by more than 20% at December 31, 2023. This includes one brand within our U.K. and Europe reportable segment and one brand in our Mexico reportable segment with carrying amounts $36.1 million and $0.8 million, respectively, as of December 31, 2023. We generally assumed brand revenue growth rates in future years would normalize over time as we believe this is consistent with market participant views in an exit transaction.The current year results are not indicative of future market participant expectations in an exit transaction primarily due to the expected temporary impacts of continued inflationary pressures and volatile market conditions. We do not currently consider any of our other indefinite-life intangible assets, which had aggregate carrying value of $543.5 million at December 31, 2023 to be at heightened risk of future impairment.
Identifiable intangible assets with definite lives, such as customer relationships and trade names that the Company expects to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from 15 to 20 years for trade names and three to 18 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the years ended December 31, 2023 and December 25, 2022.
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
Income Taxes
The Company follows provisions stated in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, with regard to members of a group that file a consolidated tax return but issue separate financial statements. The Company files certain state unitary returns with JBS USA Food Company Holdings (“JBS USA Holdings”). The income tax expense of the Company is computed using the separate return method. The provision for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
income taxes has been determined using the asset and liability approach of accounting for income taxes. For the unitary states, we have an obligation to make tax payments to JBS USA Holdings for our share of the unitary taxable income, which is included in taxes payable in our Consolidated Balance Sheets. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.
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
The Company deems its earnings from Mexico, Puerto Rico, the U.K., the Republic of Ireland, France, the Netherlands, Luxembourg and Malta as of December 31, 2023 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.
The Company follows provisions within ASC Topic 740, Income Taxes, that provide a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See “Note 12. Income Taxes” to the Consolidated Financial Statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company has generally applied the NPNS exception for certain of its forward physical grain purchase and energy purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Consolidated Financial Statements at December 31, 2023 and December 25, 2022.
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
Business Combination Accounting
Pilgrim’s allocates the consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the consideration over the amount allocated to the assets and liabilities, if any, is recorded to goodwill. The Company uses all available information to estimate fair values. Pilgrim’s uses various models to determine the value of assets acquired and liabilities assumed such as net realizable value to value inventory, cost method and market approach to value property, relief-from-royalty and multi-period excess earnings to value intangibles and discounted cash flow to value goodwill. The Company typically engages third-party valuation specialists to assist in the fair value determination of tangible long-lived assets and intangible assets other than goodwill. The fair value of acquired inventories is determined by extending physical counts of the inventories taken at or near the acquisition date to market pricing in effect for such inventories at or near the acquisition date. The carrying values of acquired receivables and accounts payable have historically approximated their fair values as of the business combination date. As necessary, Pilgrim’s may engage third-party specialists to assist in the estimation of fair value for certain liabilities. The Company adjusts the preliminary acquisition accounting, as necessary, typically up to one year after the acquisition closing date for those items that existed at the acquisition date and were provisionally accounted for at that time, as it obtains more information regarding asset valuations and liabilities assumed.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We make significant estimates in regard to realization of deferred tax assets; valuation of long-lived assets; valuation of contingent liabilities and self-insurance liabilities; and valuation of acquired businesses.
Recent Accounting Pronouncements Adopted in 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires disclosure of the existence of supplier financing programs. The guidance requires disclosure about the nature of the supplier financing agreements, including key terms and payment timing and determination of amounts, the accounting treatment for the transactions and the effect of the transactions on the financial statements, as well as any assets pledged or guarantees provided to the providers of the financing programs. The provisions of the new guidance were effective for years beginning after December 15, 2022 with the requirement to add rollforward disclosures for years beginning after December 15, 2023. The Company adopted this guidance effective December 26, 2022. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements. Additional information regarding supplier finance programs is included in “Note 11. Supplier Finance Programs.”
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the application of current GAAP to existing contracts, hedging relationships and other transactions affected by reference rate reform. The new guidance will ease the transition to new reference rates by allowing entities to update contracts and hedging relationships without applying many of the contract modification requirements specific to those contracts. The provisions of the new guidance are effective beginning March 12, 2020, extending through December 31, 2022 with the option to apply the guidance at any point during that time period. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides further clarification on the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. Once an entity elects an expedient or exception it must be applied to all eligible contracts or transactions. The Company adopted this guidance effective December 26, 2022. The adoption did not have a material impact on our Consolidated Financial Statements.
Recent Accounting Pronouncements Adopted in 2022
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures for transactions with a government authority that are accounted for by a grant or contribution model. The guidance requires disclosure about the nature of certain government assistance received, the accounting treatment for the transactions and the effect of the transactions on the financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted as of December 31, 2023
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional disclosures for reportable segments. The guidance requires disclosures about significant segment expenses that are regularly provided to the chief operating decision maker along with additional measures of segment profit that are regularly used by the chief operating decision maker in assessing segment performance and deciding how to allocate resources. The provisions of the new guidance will be effective for years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. The Company plans to adopt this guidance in the next fiscal year and are still assessing the impacts on our Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures for income taxes to enhance transparency and usefulness of income tax disclosures. The guidance requires additional disclosures for the tabular rate reconciliation, income taxes paid, and the disaggregation of domestic, federal and state, and foreign components within income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. The provisions of the new guidance will be effective for years beginning after December 15, 2024. The Company plans to adopt this guidance as it becomes effective and is assessing the impacts on our Consolidated Financial Statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Disaggregated Revenue
Revenue has been disaggregated into the following categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Year Ended December 31, 2023
	Fresh	Prepared	Export	Other	Total
	(In thousands)
U.S.	$8,105,268	$978,423	$533,205	$410,846	$10,027,742
U.K. and Europe	1,074,900	3,525,359	472,657	130,406	5,203,322
Mexico	1,796,670	212,651	—	121,832	2,131,153
Total net sales	$10,976,838	$4,716,433	$1,005,862	$663,084	$17,362,217

	Year Ended December 25, 2022
	Fresh	Prepared	Export	Other	Total
	(In thousands)
U.S.	$8,624,421	$1,107,734	$552,823	$463,372	$10,748,350
U.K. and Europe	908,882	3,104,347	712,685	148,824	4,874,738
Mexico	1,587,809	167,589	—	89,891	1,845,289
Total net sales	$11,121,112	$4,379,670	$1,265,508	$702,087	$17,468,377

	Year Ended December 26, 2021
	Fresh	Prepared	Export	Other	Total
	(In thousands)
U.S.	$7,264,448	$898,614	$459,371	$491,446	$9,113,879
U.K. and Europe	1,151,330	2,214,180	458,588	109,964	3,934,062
Mexico	1,515,453	128,208	—	85,856	1,729,517
Total net sales	$9,931,231	$3,241,002	$917,959	$687,266	$14,777,458
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consideration, such as cash, received from governmental agency contracts for which performance obligations to the end customer have not been satisfied.
Changes in the revenue contract liability balances for the years ended December 31, 2023 and December 25, 2022 were as follows:

	December 31, 2023	December 25, 2022
	(In thousands)
Balance, beginning of year	$34,486	$22,321
Revenue recognized	(28,674)	(19,712)
Cash received, excluding amounts recognized as revenue during the period	79,146	31,877
Balance, end of year	$84,958	$34,486
3.    LEASES
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
The Company’s leases have remaining lease terms of less than one year to 17 years, some of which may include options to extend the lease for up to five years and some of which may include options to terminate the lease within one year. The exercise of options to extend lease terms is at the Company’s sole discretion. Certain leases also include options to purchase the leased property.
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

	For the Year Ended
	December 31, 2023	December 25, 2022
Operating lease cost(a)	$92,877	$98,353
Amortization of finance lease assets	921	472
Interest on finance leases	95	132
Short-term lease cost	93,739	77,100
Variable lease cost	2,751	4,102
Net lease cost	$190,383	$180,159
(a)Sublease income is immaterial and not included in operating lease costs.
The weighted-average remaining lease term and discount rate for lease liabilities included in our Consolidated Balance Sheets are as follows:

	December 31, 2023	December 25, 2022
Weighted-average remaining lease term:
Operating leases	5.73 years	5.80 years
Finance leases	4.34 years	4.52 years
Weighted-average discount rate:
Operating leases	4.24%	4.00%
Finance leases	2.81%	3.19%
Supplemental cash flow information related to leases is as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2023	December 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$94,087	$69,349
Operating cash flows - finance leases	96	132
Financing cash flows - finance leases	979	924
Operating lease assets obtained in exchange for operating lease liabilities	36,967	56,988
Future minimum lease payments under noncancelable leases as of December 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
For the fiscal years ending December:
2024	$77,745	$742
2025	57,462	587
2026	51,548	554
2027	37,909	526
2028	24,907	219
Thereafter	55,859	—
Total future minimum lease payments	305,430	2,628
Less: imputed interest	(34,642)	(142)
Present value of lease liabilities	$270,788	$2,486
Lease liabilities are included in our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2023		December 25, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Accrued expenses and other current liabilities	$67,440	$—	$79,222	$—
Current maturities of long-term debt	—	674	—	966
Noncurrent operating lease liability, less current maturities	203,348	—	230,701	—
Long-term debt, less current maturities	—	1,812	—	2,658
Total lease liabilities	$270,788	$2,486	$309,923	$3,624
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
The Company has operations in Mexico, the U.K., France, the Netherlands and the Republic of Ireland. Therefore, it has exposure to translational foreign exchange risk when the financial results of those operations are remeasured in U.S. dollars. The Company has purchased foreign currency forward contracts to partially manage this translational foreign exchange risk.
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
Undesignated contracts may include contracts not designated as hedges or contracts that do not qualify for hedge accounting. The fair value of each of these derivatives is recognized in the Consolidated Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of each derivative are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized immediately in the Consolidated Statements of Income within Net sales, Cost of sales, Selling, general and administrative expense, or Foreign currency transaction (gains) losses depending on the risk the derivative is intended to mitigate. While management believes these instruments help mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive record keeping requirements.
The Company does not apply hedge accounting treatment to certain derivative financial instruments that it has purchased to mitigate commodity purchase exposures in the U.S. and Mexico or foreign currency transaction exposures on our Mexico operations. Therefore, the Company recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Income. Realized gains and losses related to cash flows are disclosed in the Consolidated Statements of Cash Flows in Cash Provided by Operating Activities. Unrealized gains and losses related to cash flows are disclosed in the Consolidated Statements of Cash Flows in the line item Other operating assets and liabilities. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Foreign currency transaction losses (gains) and Cost of sales in the Consolidated Statements of Income.
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
We have generally applied the normal purchase and normal sale scope exception (“NPNS”) to our forward physical grain purchase contracts delivered by truck and to our forward physical natural gas and solar-generated power purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, amounts payable under these contracts are recorded when we take delivery of the contracted product and no amounts were recorded for the fair value of these contracts in the Consolidated Financial Statements at December 31, 2023 and December 25, 2022.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	December 31, 2023	December 25, 2022
	(In thousands)
Fair values:
Commodity derivative assets	$1,202	$17,922
Commodity derivative liabilities	(17,118)	(9,042)
Foreign currency derivative assets	175	555
Foreign currency derivative liabilities	(723)	(6,170)
Sales contract derivative assets	960	—
Sales contract derivative liabilities	—	(3,705)
Cash collateral posted with brokers(a)	33,475	33,771
Derivatives Coverage(b):
Corn	10.9%	14.4%
Soybean meal	39.6%	10.1%
Period through which stated percent of needs are covered:
Corn	July 2024	December 2023
Soybean meal	March 2024	December 2023
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
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
Type of Contract (a)	December 31, 2023	December 25, 2022	December 26, 2021	Affected Line Item in the Consolidated Statements of Income
Foreign currency derivatives gain (loss)	$(34,229)	$(35,586)	$12,806	Foreign currency transaction losses (gains)
Commodity derivative gain (loss)	(5,318)	53,899	50,404	Cost of sales
Sales contract derivative gain (loss)	4,665	8,985	(12,691)	Net sales
Total	$(34,882)	$27,298	$50,519
(a)Amounts in parentheses represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Loss
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
Foreign currency derivatives	$(2,579)	$1,719	$471
Interest rate swap derivatives	—	98	(88)
Total	$(2,579)	$1,817	$383

	Gain (Loss) Reclassified from AOCI into Income
	December 31, 2023			December 25, 2022
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$17,362,217	$16,243,816	$202,272	$17,468,377	$15,656,574	$152,672
Impact from cash flow hedging instruments:
Interest rates swap derivatives	—	—	—	—	—	98
Foreign currency derivatives	(1,816)	(3)	—	(3,194)	851	—
(a)Amounts represent income (expenses) related to net sales.
(b)Amounts represent expenses (income) related to cost of sales and interest expense.
As of December 31, 2023, there were immaterial pre-tax deferred net losses on foreign currency derivatives recorded in AOCL that are expected to be reclassified to the Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
5.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables (including accounts receivable from related parties), less allowance for credit losses, consisted of the following:

	December 31, 2023	December 25, 2022
	(In thousands)
Trade accounts receivable	$1,027,916	$984,332
Notes receivable	51,168	33,477
Other receivables	59,435	88,962
Receivables, gross	1,138,519	1,106,771
Allowance for credit losses	(9,341)	(9,559)
Receivables, net	$1,129,178	$1,097,212

Accounts receivable from related parties(a)	$1,778	$2,512
(a)Additional information regarding accounts receivable from related parties is included in “Note 19. Related Party Transactions.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for credit losses was as follows:

	December 31, 2023	December 25, 2022
Allowance for Credit Losses:	(In thousands)
Balance, beginning of period	$(9,559)	$(9,673)
Provision charged to operating results	(1,439)	(675)
Account write-offs and recoveries	2,436	597
Effect of exchange rate	(779)	192
Balance, end of period	$(9,341)	$(9,559)
In June 2023, the Company and JBS USA Food Company (“JBS USA”) jointly entered into a receivables purchase agreement with a bank for an uncommitted facility with a maximum capacity of $415.0 million and no recourse to the Company or JBS USA. Under the facility, the Company may sell eligible trade receivables in exchange for cash. Transfers under the agreement are recorded as a sale under ASC 860, Broad Transactions – Transfers and Servicing. At the transfer date, the Company received cash equal to the face value of the receivables sold less a fee based on the current Secured Overnight Financing Rate (“SOFR”) plus an applicable margin applied over the customer payment term. The fees are immaterial.

	December 31, 2023	December 25, 2022
Allowance for Sales Adjustments(a):	(In thousands)
Balance, beginning of period	$6,905	$11,472
Charged to operating results	337,546	238,135
Deductions	(335,253)	(242,702)
Balance, end of period	$9,198	$6,905
(a)    Deductions either written off, rebilled or reclassified as liabilities.
6.    INVENTORIES
    Inventories consisted of the following:

	December 31, 2023	December 25, 2022
	(In thousands)
Raw materials and work-in-process	$1,158,467	$1,204,092
Finished products	642,028	596,375
Operating supplies	75,530	95,367
Maintenance materials and parts	109,374	94,350
Total inventories	$1,985,399	$1,990,184
7.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	December 31, 2023		December 25, 2022
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Fixed income securities	$324,808	$324,947	$167,366	$167,430
Gross realized gains during 2023 and 2022 related to the Company’s available-for-sale securities totaled $21.5 million and $7.1 million, respectively, while gross realized losses were immaterial. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during 2023 and 2022 that have been included in accumulated other comprehensive income (loss) and the net amount of gains and losses reclassified out of accumulated other comprehensive income (loss) to earnings during 2023 and 2022 are disclosed in “Note 14. Stockholders’ Equity.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by reportable segment for the years ended December 31, 2023 and December 25, 2022 were as follows:

	December 25, 2022	Additions	Currency Translation	December 31, 2023
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	1,058,204	—	58,317	1,116,521
Mexico	127,804	—	—	127,804
Total	$1,227,944	$—	$58,317	$1,286,261

	December 26, 2021	Additions	Currency Translation	December 25, 2022
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
U.K. and Europe	1,167,512	5,401	(114,709)	1,058,204
Mexico	127,804	—	—	127,804
Total	$1,337,252	$5,401	$(114,709)	$1,227,944
Intangible assets consisted of the following:

	December 25, 2022	Amortization	Disposals	Currency Translation	December 31, 2023
	(In thousands)
Carrying amount:
Trade names not subject to amortization	$549,024	$—	$—	$31,449	$580,473
Trade names subject to amortization	112,057	—	—	624	112,681
Customer relationships	427,662	—	—	14,057	441,719
Accumulated amortization:
Trade names	(53,708)	(3,886)	—	(168)	(57,762)
Customer relationships	(189,015)	(29,210)	—	(4,903)	(223,128)
Total	$846,020	$(33,096)	$—	$41,059	$853,983

	December 26, 2021	Amortization	Disposals	Currency Translation	December 25, 2022
	(In thousands)
Carrying amount:
Trade names not subject to amortization	$609,713	$—	$—	$(60,689)	$549,024
Trade names subject to amortization	114,268	—	—	(2,211)	112,057
Customer relationships	455,459	—	—	(27,797)	427,662
Non-compete agreements	320	—	(320)	—	—
Accumulated amortization:
Trade names	(49,901)	(3,894)	—	87	(53,708)
Customer relationships	(166,296)	(29,844)	—	7,125	(189,015)
Non-compete agreements	(320)	—	320	—	—
Total	$963,243	$(33,738)	$—	$(83,485)	$846,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Trade names subject to amortization	15-20 years
Customer relationships	3-18 years
Non-compete agreements	3 years
The Company expects to recognize amortization expense associated with intangible assets of $30.3 million in 2024, $30.3 million in 2025, $28.3 million in 2026, $24.4 million in 2027 and $24.4 million in 2028.
The Company elected to bypass a qualitative assessment to determine whether it was more likely than not that reporting unit fair value was less than reporting unit carrying amount (including goodwill) for each of its reporting units with a material amount of goodwill reported as of December 31, 2023. Instead, the Company performed a quantitative impairment test for each reporting unit with a material amount of goodwill reported as of December 31, 2023. Based on the results of the quantitative impairment tests, there was no goodwill impairment in any of the Company’s reporting units as of December 31, 2023.
The Company elected to bypass a qualitative assessment to determine whether it was more likely than not that indefinite-lived intangible asset fair value was less than indefinite-lived intangible asset carrying amount for each of its intangible assets not subject to amortization as of December 31, 2023. Instead, the Company performed a quantitative impairment test for each intangible asset not subject to amortization as of December 31, 2023. Based on the results of the quantitative impairment tests, there was no impairment of any of the Company’s intangible assets not subject to amortization as of December 31, 2023.
As of December 31, 2023, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its intangible assets subject to amortization at that date.
9.    PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment (“PP&E”), net consisted of the following:

	December 31, 2023	December 25, 2022
	(In thousands)
Land	$273,846	$263,494
Buildings	2,170,716	2,065,042
Machinery and equipment	3,953,008	3,651,464
Autos and trucks	93,858	77,865
Finance lease assets	5,550	5,710
Construction-in-progress	458,146	358,819
PP&E, gross	6,955,124	6,422,394
Accumulated depreciation	(3,796,721)	(3,481,548)
PP&E, net	$3,158,403	$2,940,846
The Company recognized depreciation expense of $386.8 million, $369.4 million and $354.4 million during 2023, 2022 and 2021, respectively.
During 2023, the Company incurred $557.8 million on capital projects and transferred $461 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures during 2023 were primarily incurred for growth projects, such as the Athens, GA expansion and the South Georgia protein conversion plant, and to improve operational efficiencies, system enhancement projects, and to reduce costs. During 2022, the Company spent $487.1 million on capital projects and transferred $354.2 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures in accounts payable and accrued expenses for the years ended December 31, 2023 and December 25, 2022 were $85.9 million and $72.0 million, respectively.
During 2023, the Company sold certain PP&E for $19.8 million and recognized a gain of $6.1 million. PP&E sold in 2023 consisted of a farm in Mexico and other miscellaneous equipment. During 2022, the Company sold certain PP&E for $35.5 million and recognized a gain of $18.9 million. PP&E sold in 2022 consisted of a farm in Mexico and other miscellaneous equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has closed or idled various facilities in the U.S. and the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of December 31, 2023, the carrying amount of these idled assets was $59.9 million based on depreciable value of $217.4 million and accumulated depreciation of $157.5 million. During 2023, the Company recognized an impairment loss on PP&E of $4.0 million incurred as a result of planned restructuring activities in the U.K. and Europe reportable segment. Additional information regarding restructuring activities is included in “Note 18. Restructuring-Related Activities.”
As of December 31, 2023, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.
10.    CURRENT LIABILITIES
    Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 31, 2023	December 25, 2022
	(In thousands)
Accounts payable
Trade accounts	$1,294,830	$1,476,552
Book overdrafts	90,612	93,800
Other payables	25,134	17,587
Total accounts payable	1,410,576	1,587,939
Accounts payable to related parties(a)	41,254	12,155
Revenue contract liabilities(b)	84,958	34,486
Accrued expenses and other current liabilities
Compensation and benefits	249,474	258,098
Accrued sales rebates	104,390	55,002
Insurance and self-insured claims	76,287	72,453
Litigation settlements	73,330	99,230
Interest and debt-related fees	71,508	32,433
Current maturities of operating lease liabilities(c)	67,440	79,222
Taxes	37,635	33,550
Derivative liabilities(d)	17,841	18,917
Other accrued expenses	228,822	201,994
Total accrued expenses and other current liabilities	926,727	850,899
Total current liabilities	$2,463,515	$2,485,479
(a)Additional information regarding accounts payable to related parties is included in “Note 19. Related Party Transactions.”
(b)Additional information regarding revenue contract liabilities is included in “Note 2. Revenue Recognition.”
(c)Additional information regarding current maturities of operating lease liabilities is included in “Note 3. Leases.”
(d)Additional information regarding derivative liabilities is included in “Note 4. Derivative Financial Instruments.”

11.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for confirmed invoices from participating suppliers to a financing entity. Maturity dates are generally between 65-180 days and we pay either the supplier or the financing entity depending on the supplier’s election. We do not have an economic interest in a supplier’s participation in the program or a direct financial relationship with the financial institution funding the program. As of December 31, 2023 and December 25, 2022, the outstanding balance of confirmed invoices was $192.7 million and $239.6 million respectively and are included in Accounts payable in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    INCOME TAXES
Income (loss) before income taxes by jurisdiction is as follows:

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
U.S.	$26,887	$928,709	$(141,940)
Foreign	338,335	96,764	234,330
Total	$365,222	$1,025,473	$92,390
The components of income tax expense (benefit) are set forth below:

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
Current:
Federal	$(19,727)	$169,660	$22,591
Foreign	59,326	52,995	115,772
State and other	(3,369)	34,985	9,150
Total current	36,230	257,640	147,513
Deferred:
Federal	12,783	14,654	(52,147)
Foreign	(10,573)	5,694	(16,225)
State and other	4,465	947	(18,019)
Total deferred	6,675	21,295	(86,391)
Total	$42,905	$278,935	$61,122
The effective tax rate for 2023 was 11.7% compared to 27.2% for 2022 and 66.2% for 2021.
The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Federal income tax rate	21.0%	21.0%	21.0%
State tax rate, net	0.6	3.2	(4.5)
Mexico tax audit	—	3.8	—
Intercompany financing	(5.7)	(1.9)	(14.1)
Permanent items	(0.9)	(0.9)	1.7
Difference in U.S. statutory tax rate and foreign country effective tax rate	5.2	1.2	22.3
Rate change	(0.7)	(0.9)	26.6
Foreign currency translation	(7.4)	(0.9)	10.6
Tax credits	(3.0)	(0.4)	(4.1)
Change in reserve for unrecognized tax benefits	—	(0.4)	7.3
Change in valuation allowance	6.9	2.8	(0.2)
Return to provision	(4.1)	—	—
Other	(0.2)	0.6	(0.4)
Total	11.7%	27.2%	66.2%
Included in the return to provision is a decrease of (4.2)% in the effective tax rate related to a return to provision amount from the 2020 federal income tax return due to deconsolidation. The amount was recorded during the year ended December 31, 2023. Included in the Mexico tax audit is an increase of 3.8% in the effective tax rate related to the Mexican tax authority’s claim that Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“Avícola”) should have considered dividends paid out of its subsidiaries as partially taxable in tax years 2009 and 2010. The amount was recorded during the year ended December 25, 2022. Included in the change in reserve for unrecognized tax benefits is an increase of 7.0% in the effective tax rate related to interest deductions in the U.K. for tax years 2017 through 2021. The amount was recorded during the year ended December 25, 2021.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31, 2023	December 25, 2022
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$519,458	$547,113
Inventories	99,144	99,889
Incentive compensation	8,984	11,138
Operating lease assets	81,942	76,914
Other	2,534	7,867
Total deferred tax liabilities	712,062	742,921
Deferred tax assets:
U.S. net operating losses	24,902	12,297
Foreign net operating losses	55,583	53,801
Credit carry forwards	23,985	18,102
Allowance for credit losses	5,167	9,197
Accrued liabilities	81,156	127,714
Workers’ compensation	5,361	4,192
Pension and other postretirement benefits	—	3,351
Operating lease liabilities	80,823	76,914
Advance payments	22,774	68,361
Interest expense limitations	93,685	37,353
Other	26,428	33,785
Total deferred tax assets	419,864	445,067
Valuation allowance	(88,460)	(64,361)
Net deferred tax assets	331,404	380,706
Net deferred tax liabilities	$380,658	$362,215
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
As of December 31, 2023, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and foreign net deferred tax assets are more likely than not to be realized. As of December 31, 2023, the Company’s valuation allowance is $88.5 million, of which $11.0 million relates to our U.K. and Europe operations, $0.1 million relates to our Mexico operations, $53.0 million relates to Onix Investments UK Limited, Sandstone Holdings Sàrl and Arkose Investments ULC, indirect subsidiaries of Pilgrim’s, $11.8 million relates to our Puerto Rico operations, $11.8 million relates to U.S. foreign tax credits and $0.8 million relates to state net operating losses.

	Beginning Balance	Additions	Deductions	Ending Balance
	(In thousands)
Valuation allowance:
2023	$64,361	$25,296	$(1,197)	$88,460
2022	24,261	43,188	(3,088)	64,361
2021	33,678	—	(9,417)	24,261
As of December 31, 2023, the Company had state net operating loss carry forwards of approximately $104.8 million that begin to expire in 2024. The Company also had Mexico net operating loss carry forwards as of December 31, 2023 of approximately $4.3 million that begin to expire in 2028. The Company also had U.K. net operating loss carry forwards as of December 31, 2023 of approximately $202.6 million that may be carried forward indefinitely.
As of December 31, 2023, the Company had approximately $5.8 million of state tax credit carry forwards that begin to expire in 2024.
For the years ended December 31, 2023 and December 25, 2022, there is a tax effect of $(2.1) million and $(2.5) million, respectively, reflected in other comprehensive loss.
For the years ended December 31, 2023 and December 25, 2022, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to stock-based compensation. See “Note 1. Business and Summary of Significant Accounting Policies” for additional information.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31, 2023	December 25, 2022
	(In thousands)
Unrecognized tax benefits, beginning of year	$27,585	$20,242
Increase as a result of tax positions taken during prior years	17,415	13,950
Decrease for lapse in statute of limitations	(7,201)	(6,473)
Decrease for tax positions of prior years	(234)	(134)
Unrecognized tax benefits, end of year	$37,565	$27,585
Included in unrecognized tax benefits of $37.6 million as of December 31, 2023, was $18.0 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 31, 2023, the Company had recorded a liability of $5.9 million for interest and penalties. During 2023, accrued interest and penalty amounts related to uncertain tax positions increased by $2.7 million.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and several foreign locations including Mexico, the U.K., the Republic of Ireland, and continental Europe. With few exceptions, the Company is no longer subject to examinations by taxing authorities for years prior to 2019 in U.S. federal, state and local jurisdictions, for years prior to 2010 in Mexico, and for years prior to 2017 in the U.K.
The Company has a tax sharing agreement with JBS USA Holdings effective for tax years beginning 2010. $1.4 million net tax receivable was accrued in 2023 as a capital contribution and an account receivable from a related party in our Consolidated Balance Sheet. The 2023 tax sharing accrual is related to true-ups of prior year tax sharing accruals. No tax sharing receivable or payable is accrued for the 2023 tax year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	December 31, 2023	December 25, 2022
		(In thousands)
Senior notes payable, net of discount, at 6.875%	2034	$490,408	$—
Senior notes payable, net of discount, at 6.25%	2033	993,595	—
Senior notes payable at 3.50%	2032	900,000	900,000
Senior notes payable, net of discount, at 4.25%	2031	992,711	991,692
Senior notes payable, net of discount at 5.875%	2027	—	846,582
U.S. Revolving Credit Facility at 6.66% - 8.75%	2028	—	—
2021 U.S. Credit Facility (defined below)
Term note payable at 6.40% - 8.50%	2026	—	480,078
Revolving note payable at 4.33%	2026	—	—
U.K. and Europe Revolver Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico BBVA Credit Facility (defined below) with notes payable at TIIE plus 1.35%	2026	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.70%	2023	—	—
Finance lease obligations	Various	2,486	3,624
Long-term debt		3,379,200	3,221,976
Less: Current maturities of long-term debt		(674)	(26,279)
Long-term debt, less current maturities		3,378,526	3,195,697
Less: Capitalized financing costs		(37,685)	(29,265)
Long-term debt, less current maturities, net of capitalized financing costs		$3,340,841	$3,166,432
There are no future minimum principal payments due in each of the next five fiscal years subsequent to the year ended December 31, 2023. See “Note 3. Leases” for future minimum payments of finance lease obligations.
U.S. Senior Notes
U.S. Senior Notes Due 2027
On September 29, 2017, the Company completed a sale of $600.0 million aggregate principal amount of its 5.875% unsecured senior notes due 2027. On March 7, 2018, the Company completed an add-on offering of $250.0 million of these senior notes (together with the senior notes issued in September 2017, the “Senior Notes due 2027”). The issuance price of this add-on offering was 97.25%, which created gross proceeds of $243.1 million. The $6.9 million discount was amortized over the life of the Senior Notes due 2027 up to the point of redemption on October 12, 2023. Each issuance of the Senior Notes due 2027 is treated as a single class for all purposes under the 2017 Indenture (defined below) and have the same terms.
The Senior Notes due 2027 are governed by, and were issued pursuant to, an indenture dated as of September 29, 2017 by and among the Company, its guarantor subsidiaries and Regions Bank, as trustee (the “2017 Indenture”). The 2017 Indenture provides, among other things, that the Senior Notes due 2027 bear interest at a rate of 5.875% per annum from the date of issuance until maturity, payable semiannually in cash in arrears, beginning on March 30, 2018 for the Senior Notes due 2027 that were issued in September 2017 and beginning on March 15, 2018 for the Senior Notes due 2027 that were issued in March 2018. On October 12, 2023, the outstanding balance for the Senior Notes due 2027 was paid in full with the proceeds from the Senior Notes due 2034, along with cash on hand as outlined below.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On June 21, 2023, PPC, CoBank and the other lenders entered into a first amendment to the 2021 U.S. Credit Facility in connection with a benchmark transition event with respect to LIBOR. With the first amendment the parties agreed to replace LIBOR with Adjusted Term Secured Overnight Financing rate (“SOFR”), corresponding to Term SOFR plus a SOFR adjustment percentage per annum equal to 0.10%.
The 2021 U.S. Credit Facility was replaced by the Revolving Syndicated Facility Agreement (“RCF”) on October 4, 2023 as outlined in the details below.
U.S. Revolving Syndicated Credit Facility
On October 4, 2023 (the “Effective Date”), the Company and certain of the Company’s subsidiaries entered into an unsecured Revolving Credit Facility (the “RCF”) with CoBank, ACB as administrative agent, and the other lenders party thereto. The RCF replaced the 2021 U.S. Credit Facility detailed above. The RCF increased the Company’s availability under the revolving loan commitment from $800.0 million to $850.0 million, amended certain covenants, and extended the maturity date of the Company’s revolving loan commitments from August 9, 2026 to October 4, 2028. As of December 31, 2023, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $25.1 million and $824.9 million, respectively. There were no outstanding borrowings as of December 31, 2023. Outstanding borrowings under the RCF bear interest at a per annum rate equal to SOFR or the prime rate plus applicable margins based on the Company’s credit ratings.
The RCF also requires compliance with a minimum interest coverage ratio of 3.50:1.00 (the “Financial Maintenance Covenant”). The Borrowers may give collateral cure notice to the administrative agent, electing to provide full unconditional guarantee perfected by first priority security interest in substantially all U.S. assets. From and after the collateral cure date the financial maintenance covenant shall no longer be in effect, availability under the RCF shall be limited to collateral coverage, may be subject to a minimum fixed charge coverage ratio if utilization is above 80% and there shall be limitation on 1) liens, 2) indebtedness, 3) sales and other dispositions of assets, 4) dividends, distributions, and other payments in respect of equity interest, 5) investments, acquisitions, loans and advances, and 6) voluntary prepayments, redemptions or repurchases of unsecured subordinated material indebtedness. In each case, clauses 1 to 6 are subject to certain exceptions which can be material. The Company is currently in compliance with the covenants under the RCF.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.K. and Europe Revolver Facility
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “U.K. and Europe Revolver Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The U.K. and Europe Revolver Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the current Sterling Overnight Index Average (SONIA) interest rate plus 1.25% (as defined in the U.K. and Europe Revolver Facility). All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of December 31, 2023, both the U.S. dollar-equivalent loan commitment and borrowing availability were $191.1 million and there were no outstanding borrowings under this agreement.
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
Mexico Credit Facilities
Mexico Credit Facility
On December 14, 2018, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with Banco del Bajio, Sociedad Anónima, Institución de Banca Múltiple, as lender. The loan commitment under the Mexico Credit Facility is Mex$1.5 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to the 28-Day Interbank Equilibrium Interest Rate (TIIE) plus 1.7%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility matured on December 14, 2023 and was not renewed.
Mexico BBVA Credit Facility
On August 15, 2023, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico BBVA Credit Facility”) with BBVA México as lender. The loan commitment under the Mexico BBVA Credit Facility is Mex$1.1 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico BBVA Credit Facility accrue interest at a rate equal to TIIE plus 1.35%. The Mexico BBVA Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Company is currently in compliance with the covenants under the Mexico BBVA Credit Facility. The Mexico BBVA Credit Facility will be used for general corporate and working capital purposes. The Mexico BBVA Credit Facility will mature on August 15, 2026. As of December 31, 2023, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $65.4 million. As of December 31, 2023, there were no outstanding borrowings under the Mexico BBVA Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The following tables provide information regarding the changes in AOCL during 2023 and 2022:

	2023
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(269,825)	$(1,162)	$(65,447)	$(14)	$(336,448)
Other comprehensive income (loss) before reclassifications	154,975	(2,579)	5,437	(124)	157,709
Amounts reclassified from accumulated other comprehensive loss to net income	—	1,813	807	133	2,753
Currency translation	—	14	(511)	—	(497)
Net current year other comprehensive income (loss)	154,975	(752)	5,733	9	159,965
Balance, end of year	$(114,850)	$(1,914)	$(59,714)	$(5)	$(176,483)

	2022
	Gains (Losses) Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Gains (Losses) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$27,241	$(2,365)	$(72,873)	$—	$(47,997)
Other comprehensive income (loss) before reclassifications	(297,066)	(1,718)	6,383	(1)	(292,402)
Amounts reclassified from accumulated other comprehensive loss to net income	—	4,118	1,043	(13)	5,148
Currency translation	—	(1,197)	—	—	(1,197)
Net current year other comprehensive income (loss)	(297,066)	1,203	7,426	(14)	(288,451)
Balance, end of year	$(269,825)	$(1,162)	$(65,447)	$(14)	$(336,448)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(a)		Affected Line Item in the Consolidated Statements of Income
	2023	2022
	(In thousands)
Realized loss on settlement of foreign currency derivatives classified as cash flow hedges	$(1,816)	$(3,193)	Net sales
Realized gain (loss) on settlement of foreign currency derivatives classified as cash flow hedge	3	(851)	Cost of sales
Realized loss on settlement of interest rate swap derivatives classified as cash flow hedges	—	(98)	Interest expense, net of capitalized interest
Realized gain (loss) on sale of securities	(175)	17	Interest income
Amortization of pension and other postretirement plan actuarial losses(b)	(1,065)	(1,381)	Miscellaneous, net
Total before tax	(3,053)	(5,506)
Tax benefit	300	358
Total reclassification for the period	$(2,753)	$(5,148)
(a)Positive amounts represent income to the results of operations while amounts in parentheses represent expenses to the results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
15.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund (together, the “U.K. Plans”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $32.0 million, $30.9 million and $19.2 million in 2023, 2022 and 2021, respectively.
The Company used a year-end measurement date of December 31, 2023 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Change in projected benefit obligation	(In thousands)
Projected benefit obligation, beginning of year	$236,147	$373,062	$1,169	$1,346
Interest cost	11,322	6,777	54	23
Actuarial (gains) losses	238	(106,909)	(21)	(184)
Benefits paid	(17,072)	(12,867)	(42)	(16)
Curtailments and settlements	—	(5,053)	—	—
Currency translation (gain) loss	6,873	(18,863)	—	—
Projected benefit obligation, end of year	$237,508	$236,147	$1,160	$1,169

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Change in plan assets	(In thousands)
Fair value of plan assets, beginning of year	$210,133	$326,409	$—	$—
Actual return on plan assets	17,709	(89,479)	—	—
Contributions by employer	8,570	9,789	42	16
Benefits paid	(17,072)	(12,867)	(42)	(16)
Curtailments and settlements	—	(5,053)	—	—
Expenses paid from assets	(327)	(337)	—	—
Currency translation gain (loss)	6,438	(18,329)	—	—
Fair value of plan assets, end of year	$225,451	$210,133	$—	$—

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Funded status	(In thousands)
Unfunded benefit obligation, end of year	$(12,057)	$(26,014)	$(1,160)	$(1,169)

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Amounts recognized in the Consolidated Balance Sheets as of end of year	(In thousands)
Current liabilities	$(7,717)	$(841)	$(187)	$(177)
Long-term liabilities	(4,340)	(25,173)	(973)	(992)
Recognized liabilities	$(12,057)	$(26,014)	$(1,160)	$(1,169)

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Amounts recognized in accumulated other comprehensive loss at end of year	(In thousands)
Net actuarial loss (gain)	$40,487	$48,121	$(87)	$(66)
The accumulated benefit obligation for the Company’s defined benefit pension plans was $237.5 million and $236.1 million as of December 31, 2023 and December 25, 2022, respectively. Each of the Company’s defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets as of December 31, 2023 and December 25, 2022. As of December 31, 2023, the weighted average duration of our defined benefit obligation is 12.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Periodic Benefit Costs
Net benefit costs include the following components:

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
	(In thousands)
Interest cost	$11,322	$6,777	$5,763	$54	$23	$18
Estimated return on plan assets	(10,393)	(10,298)	(10,562)	—	—	—
Settlement loss	—	1,591	2,313	—	—	21
Expenses paid from assets	327	337	425	—	—	—
Amortization of net loss	1,048	1,364	2,257	—	—	2
Amortization of past service cost	17	17	19	—	—	—
Net cost (income)	$2,321	$(212)	$215	$54	$23	$41
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Benefit obligation
Discount rate	4.81%	5.04%	2.23%	5.06%	5.16%	2.38%
Net pension and other postretirement cost
Discount rate	4.93%	3.67%	2.08%	5.16%	2.38%	1.80%
Expected return on plan assets	4.95%	4.68%	3.53%	NA	NA	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The discount rate assumptions used to determine future pension obligations at December 31, 2023 and December 25, 2022 were based on the Empower Above Mean Curve, which was designed by Empower to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The Empower Above Mean Curve represents a series of annual discount rates from bonds with an AA minimum average credit quality rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. The discount rate assumptions used to determine future pension obligations for the U.K. pension plans at December 31, 2023 and December 25, 2022 were based on corporate bond spot yield curves provided by Merrill Lynch. Merrill Lynch bases this calculation entirely on AA1-AA3 rated bonds. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of December 31, 2023 and December 25, 2022, the U.S. pension and other postretirement benefit plans used variations of the Pri-2012 mortality table. The MP-2022 and MP-2021 mortality improvement scales were used for 2023 and 2022, respectively. As of December 31, 2023 and December 25, 2022, the U.K. pension plans used variations of the AxC00 mortality table in combination with the CMI_2022 Sk=7.5 and CMI_2021 Sk=7.5 mortality improvement scales for 2023 and 2022, respectively, for pre-retirement employees and the S3PMA mortality table in combination with the CMI_2022 Sk=7.5 and CMI_2021 Sk=7.5 mortality improvement scales for 2023 and 2022, respectively, for postretirement employees.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(6,358)	$6,693
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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	2023	2022
Cash and cash equivalents	2%	6%
Pooled separate accounts for the Union Plan(a):
Equity securities	2%	2%
Fixed income securities	2%	2%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Equity securities	25%	23%
Fixed income securities	15%	15%
Real estate	2%	3%
Pooled separate accounts for the U.K. Plans(a):
Equity securities	29%	27%
Fixed income funds	1%	1%
Liability driven investments	15%	13%
Real estate	7%	8%
Total assets	100%	100%
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
Absent regulatory or statutory limitations, the target asset allocation for the investment of pension assets in the PSAs for the Union Plan is 50% in each of fixed income securities and equity securities, the target asset allocation for the investment of pension assets in the PSAs and/or CCTs for the GK Pension Plan is 35% in fixed income securities, 60% in equity securities and 5% in real estate and investment of pension assets in the PSAs for the U.K. Plans is 21% overseas equity, 15% diversified alternatives, 10% real estate, 28% equity-linked liability driven investments, 11% other liability driven investments and 15% cash for the Tulip Pension Plan; and 37% global equities, 20% equity-linked liability driven investments, 18% liability driven investments, 15% corporate bonds and 10% cash for the Geo Adams Group Pension Fund. The plans only invest in fixed income and equity instruments for which there is a readily available public market. The Company develops its expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which its plans invest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 31, 2023 and December 25, 2022:

	2023				2022
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$5,394	$—	$—	$5,394	$12,072	$—	$—	$12,072
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	2,123	—	2,123	—	1,995	—	1,995
Small/Mid U.S. equity funds(e)	—	1,133	—	1,133	—	1,055	—	1,055
International equity funds(f)	—	1,654	—	1,654	—	1,672	—	1,672
Fixed income funds(g)	—	3,640	—	3,640	—	3,838	—	3,838
Real estate(h)	—	437	—	437	—	—	—	—
PSAs and CCTs for the GK Pension Plan:
Large U.S. equity funds(d)	—	27,516	—	27,516	—	23,541	—	23,541
Small/Mid U.S. equity funds(e)	—	13,991	—	13,991	—	12,446	—	12,446
International equity funds(f)	—	13,751	—	13,751	—	13,171	—	13,171
Fixed income funds(g)	—	34,111	—	34,111	—	30,865	—	30,865
Real estate(h)	—	5,174	—	5,174	—	6,458	—	6,458
PSAs for the U.K. Plans:
Large U.S. equity funds(d)	—	29,648	—	29,648	—	23,149	—	23,149
International equity funds(f)	—	36,507	—	36,507	—	31,767	—	31,767
Fixed income funds(g)	—	3,376	—	3,376	—	3,081	—	3,081
Real estate(h)	—	14,985	—	14,985	—	16,297	—	16,297
Liability driven investments(i)	—	32,011	—	32,011	—	28,726	—	28,726
Total assets	$5,394	$220,057	$—	$225,451	$12,072	$198,061	$—	$210,133
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
Benefit Payments
The following table reflects the benefits as of December 31, 2023 expected to be paid through 2033 from the Company’s pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company’s other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits	Other Benefits
	(In thousands)
2024	$21,857	$187
2025	16,157	172
2026	16,031	158
2027	16,023	144
2028	15,807	130
2029-2033	75,749	452
Total	$161,624	$1,243
As required by funding regulations or laws, the Company anticipates contributing $7.7 million and less than $0.2 million to its pension and other postretirement plans, respectively, during 2024.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
	(In thousands)
Net actuarial loss, beginning of year	$48,121	$58,143	$95,522	$(66)	$118	$174
Amortization	(1,065)	(1,381)	(2,276)	—	—	(2)
Settlement adjustments	—	(1,591)	(2,313)	—	—	(21)
Actuarial loss (gain)	238	(106,909)	(14,535)	(21)	(184)	(33)
Asset loss (gain)	(7,317)	99,777	(18,563)	—	—	—
Net prior service cost	—	—	—	—	—	—
Currency translation loss	510	82	308	—	—	—
Net actuarial loss (gain), end of year	$40,487	$48,121	$58,143	$(87)	$(66)	$118
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the U.K. and Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $28.5 million, $27.0 million and $17.0 million in 2023, 2022 and 2021, respectively.
16.    INCENTIVE COMPENSATION
The Company sponsors short-term incentive plans that provide the grant of either cash or stock-based bonus awards payable upon achievement of specified performance goals. As of December 31, 2023, the Company has accrued $26.6 million, $27.5 million and $8.1 million related to cash bonus awards that are recognized in the U.S., U.K & Europe, and Mexico reportable segments, respectively.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and liability-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). Awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). Equity-based awards are converted into shares of the Company’s common stock shortly after award vesting. Compensation cost to be recognized for an equity-based awards grant is determined by multiplying the number of awards granted by the closing price of a share of the Company’s common stock on the award grant date. Liability-based awards granted under the LTIP are converted into cash shortly after award vesting. Compensation cost to be recognized for a liability-based awards grant is first determined by multiplying the number of awards granted by the closing price of a share of PPC’s common stock on the award grant date. However, the compensation cost to be recognized is adjusted at each subsequent milestone date (i.e., forfeiture date, vesting date or financial reporting date) by multiplying the number of awards granted by the closing price of a share of PPC’s common stock on the milestone date. On May 1, 2019, the Company’s stockholders approved the Pilgrim’s Pride Corporation 2019 Long Term Incentive Plan (the “2019 LTIP”), which replaced the expiring Pilgrim’s Pride Corporation 2009 Long-Term Incentive Plan (the “2009 LTIP”). The 2019 LTIP became effective as of December 28, 2019. As of December 31, 2023, we have in reserve approximately 0.5 million shares of common stock for future issuance under the 2019 LTIP.
Compensation costs and the income tax benefit recognized for our stock-based compensation arrangements are included below:

	2023	2022	2021
	(In thousands)
Equity-based awards compensation cost:
Cost of sales	$629	$959	$3,209
Selling, general and administrative expense	6,958	5,904	7,420
Total cost	7,587	6,863	10,629
Income tax benefit	1,836	1,671	2,587
Net cost	$5,751	$5,192	$8,042

Liability-based awards compensation cost:
Selling, general and administrative expense	$2,491	$1,773	$7,715
Income tax benefit	603	432	1,878
Net cost	$1,888	$1,341	$5,837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s RSU activity is included below:

	2023		2022		2021
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Equity-based RSUs:
Outstanding at beginning of year	993	$22.00	554	$20.40	584	$22.12
Transferred to liability-based awards	—	—	—	—	(8)	23.53
Granted	324	23.67	405	23.88	817	21.58
Vested	(378)	22.25	(266)	23.25	(153)	19.48
Awards reinstated (forfeited)	(28)	24.99	300	23.52	(686)	23.44
Outstanding at end of year	911	$22.40	993	$22.00	554	$20.40

	2023		2022		2021
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Liability-based RSUs:
Outstanding at beginning of year	377	$23.80	574	$27.55	267	$19.35
Transferred from equity-based awards	—	—	—	—	8	23.53
Granted	158	24.21	269	22.09	358	21.61
Vested	(196)	25.27	(139)	27.55	(59)	20.10
Forfeited	(97)	22.81	(327)	24.71	—	—
Outstanding at end of year	242	$27.66	377	$23.80	574	$27.55
(a)The milestone date fair value is either the closing price of the Company’s common stock on the grant date for equity-based awards or the closing price of a share of the Company’s common stock on the respective milestone date for cash-based liability-based awards (i.e., grant date, vesting date, forfeiture date or financial reporting date).
The total fair values of equity-based awards and liability-based awards vested during 2023 were $9.3 million and $5.0 million, respectively. The total fair values of equity-based awards and liability-based awards vested during 2022 were $7.5 million and $5.6 million, respectively.
As of December 31, 2023, the total unrecognized compensation cost related to all nonvested equity-based awards was $9.0 million. This cost is expected to be recognized over a weighted average period of 1.93 years. As of December 31, 2023, the total unrecognized compensation cost related to all nonvested liability-based awards was $4.1 million. This cost is expected to be recognized over a weighted average period of 1.73 years.
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
17.    FAIR VALUE MEASUREMENTS
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities measured at fair value must be categorized into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	Unobservable inputs, such as discounted cash flow models or valuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety.
As of December 31, 2023 and December 25, 2022, the Company held assets and liabilities that were required to be measured at fair value on a recurring basis. The Company’s assets and liabilities consist of fixed income securities, long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, and foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	December 31, 2023			December 25, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)			(In thousands)
Assets:
Fixed income securities	$324,947	$—	$324,947	$167,430	$—	$167,430
Commodity derivative assets	1,202	—	1,202	17,922	—	17,922
Foreign currency derivative assets	175	—	175	555	—	555
Sales contract derivative assets	—	960	960	—	—	—
Liabilities:
Commodity derivative liabilities	(17,118)	—	(17,118)	(9,042)	—	(9,042)
Foreign currency derivative liabilities	(723)	—	(723)	(6,170)	—	(6,170)
Sales contract derivative liabilities	—	—	—	—	(3,705)	(3,705)
See “Note 4. Derivative Financial Instruments” and “Note 7. Investments in Securities” for additional information.
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
The carrying amounts and estimated fair values of our debt obligations recorded in the Consolidated Balance Sheets consisted of the following:

	December 31, 2023		December 25, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	(900,000)	(760,203)	(900,000)	(726,498)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(992,711)	(902,650)	(991,691)	(734,349)
Fixed-rate senior notes payable at 5.875%, at Level 2 inputs	—	—	(846,582)	(846,175)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(993,595)	(1,029,020)	—	—
Fixed-rate senior notes payable at 6.875%, at Level 2 inputs	(490,408)	(540,230)	—	—
Variable-rate term note payable at 8.50%, at Level 3 inputs	—	—	(480,078)	(489,857)
See “Note 13. Debt” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts of our cash and cash equivalents, derivative trading accounts’ margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The fair values of the Company’s Level 2 fixed-rate debt obligations were based on the quoted market price at December 31, 2023 or December 25, 2022, as applicable. The Company had no Level 3 debt obligations outstanding as of December 31, 2023.
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
18.    RESTRUCTURING-RELATED ACTIVITIES
In 2022, the Company began restructuring initiatives to phase out and reduce processing volumes at multiple production facilities throughout the U.K. and Europe reportable segment. Implementation of these initiatives is expected to result in total pre-tax charges of approximately $75.1 million, and approximately $49.6 million of these charges are estimated to result in cash outlays. These activities were initiated in the fourth quarter of 2022 and were substantially completed by the end of 2023.
In 2023, the Company began a restructuring initiative to phase out and reduce processing volumes at a production facility in the U.K. and Europe reportable segment. Implementation of this initiative is expected to result in total pre-tax charges of approximately $3.1 million, and all of these charges are estimated to result in cash outlays. This activity was initiated in the fourth quarter of 2023 and is expected to be substantially completed by the end of the first quarter of 2024.
The following table provides a summary of our estimates of costs associated with these restructuring initiatives by major type of cost:

	Moy Park	Pilgrim’s Pride Ltd.	Pilgrim’s Food Masters 2022	Pilgrim’s Food Masters 2023	Total
	(In thousands)
Earliest implementation date	October 2022	November 2022	December 2022	October 2023
Expected predominant completion date	June 2023	July 2023	July 2023	March 2024
Costs incurred and expected to be incurred:
Employee-related costs	$11,103	$20,098	$15,156	$3,113	$49,470
Asset impairment costs	4,709	—	4,224	—	8,933
Contract termination costs	248	—	358	—	606
Other exit and disposal costs (a)	6,245	6,638	6,330	—	19,213
Total exit and disposal costs	$22,305	$26,736	$26,068	$3,113	$78,222
Costs incurred since earliest implementation date:
Employee-related costs	$11,103	$20,098	$14,490	$3,027	$48,718
Asset impairment costs	3,476	—	4,141	—	7,617
Contract termination costs	248	—	—	—	248
Other exit and disposal costs (a)	6,245	5,654	6,330	—	18,229
Total exit and disposal costs	$21,072	$25,752	$24,961	$3,027	$74,812
(a)Comprised of other costs directly related to the restructuring initiatives including Moy Park flock depletion, the write-off of Pilgrim’s Pride Ltd. prepaid maintenance costs and Pilgrim’s Food Masters consulting fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2023, the Company recognized the following expenses and paid the following cash related to each restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Moy Park	$1,747	$7,719
Pilgrim’s Pride Ltd.	15,611	21,364
Pilgrim’s Food Masters 2022	23,960	21,350
Pilgrim’s Food Masters 2023	3,027	929
	$44,345	$51,362
These expenses are reported in the line item Restructuring activities on the Consolidated Statements of Income.
The following table reconciles liabilities and reserves associated with each restructuring initiative from its respective inception to December 31, 2023. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Consolidated Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in our Consolidated Balance Sheets. The ending reserve balance for asset impairments is reporting in the line item Property, plant and equipment, net in our Consolidated Balance Sheets.

	Moy Park
	Liability or reserve as of December 25, 2022	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 31, 2023
	(In thousands)
Asset impairment	$2,391	$(83)	$(2,751)	$443	$—
Inventory adjustments	1	47	(48)	—	—
Other charges	6,025	162	(3,315)	(228)	2,644
Other employee costs	—	1,495	(1,495)	—	—
Contract termination	122	126	(110)	6	144
Total	$8,539	$1,747	$(7,719)	$221	$2,788

	Pilgrim’s Pride Ltd.
	Liability or reserve as of December 25, 2022	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 31, 2023
	(In thousands)
Employee retention benefits	$—	$1,784	$(1,810)	$61	$35
Severance	5,503	10,105	(15,077)	203	734
Inventory adjustments	615	372	(722)	29	294
Lease termination	800	(236)	(597)	197	164
Other charges	501	3,586	(3,158)	(177)	752
Total	$7,419	$15,611	$(21,364)	$313	$1,979

	Pilgrim’s Food Masters 2022
	Liability or reserve as of December 25, 2022	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 31, 2023
	(In thousands)
Severance	$639	$13,502	$(12,865)	$5	$1,281
Asset impairment	—	4,141	(4,143)	2	—
Inventory adjustments	—	793	(728)	—	65
Lease termination	—	1,219	—	70	1,289
Other charges	—	4,305	(3,614)	(6)	685
Total	$639	$23,960	$(21,350)	$71	$3,320

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pilgrim’s Food Masters 2023
	Liability or reserve as of December 25, 2022	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 31, 2023
	(In thousands)
Employee retention benefits	$—	$1,015	$(508)	$15	$522
Severance	—	2,012	(421)	45	1,636
Total	$—	$3,027	$(929)	$60	$2,158
19.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
Sales to related parties
JBS USA Food Company(a)	$27,687	$24,224	$17,296
JBS Australia Pty. Ltd.	4,981	2,855	2,439
Other related parties	3,135	2,868	1,721
Total sales to related parties	$35,803	$29,947	$21,456

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$185,258	$156,452	$210,657
Seara Meats B.V.	28,828	44,364	4,722
Penasul UK LTD	13,932	13,516	6,697
JBS Asia CO Limited	4,953	7,762	5
Other related parties	7,168	1,476	1,054
Total cost of goods purchased from related parties	$240,139	$223,570	$223,135

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$156,439	$91,568	$97,713
Other related parties	15	97	13
Total expenditures paid by related parties	$156,454	$91,665	$97,726

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$22,734	$53,065	$42,951
Other related parties	5	5,514	—
Total expenditures paid on behalf of related parties	$22,739	$58,579	$42,951

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
Other related party transactions
Capital distribution (contribution) under tax sharing agreement (c)	$(1,425)	$1,592	$1,961

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023	December 25, 2022
	(In thousands)
Accounts receivable from related parties
JBS USA Food Company(a)	$967	$2,062
Seara Meats B.V.	46	61
Other related parties	765	389
Total accounts receivable from related parties	$1,778	$2,512

	December 31, 2023	December 25, 2022
	(In thousands)
Accounts payable to related parties
JBS USA Food Company(a)	$34,038	$7,434
JBS Asia Co Limited	2,254	2,099
Seara Meats B.V.	2,252	1,565
Penasul UK LTD	2,187	940
Other related parties	523	117
Total accounts payable to related parties	$41,254	$12,155
(a)The Company routinely execute transactions to both purchase products from JBS USA Food Company and sell products to them. As of December 31, 2023, approximately $0.2 million of goods from JBS USA were in transit and not reflected on our Consolidated Balance Sheets.
(b)The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for both companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. This agreement expires on December 31, 2024.
(c)The Company entered into a TSA during 2014 with JBS USA Holdings effective for tax years starting in 2010. The net tax receivable for tax year 2023 was recorded in 2023 and will be paid in 2024. The net tax payable for tax year 2022 was accrued in 2022 and was paid in 2023. The net tax payable for tax year 2021 was accrued in 2021 and was paid in 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding reportable segments is as follows:

	Year Ended
	December 31, 2023(a)	December 25, 2022(b)	December 26, 2021(c)
	(In thousands)
Net sales
U.S.	$10,027,742	$10,748,350	$9,113,879
U.K. and Europe	5,203,322	4,874,738	3,934,062
Mexico	2,131,153	1,845,289	1,729,517
Total	$17,362,217	$17,468,377	$14,777,458
(a)For the year 2023, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $370.1 million. These sales consisted of fresh products, prepared products and grain and are eliminated in our consolidation.
(b)For the year 2022, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $120.9 million. These sales consisted of fresh products, prepared products, eggs and grain and are eliminated in our consolidation.. For the year 2022, the U.K. and Europe reportable segment had intercompany sales of eggs to the U.S. reportable segment of $5.3 million, which were eliminated in our consolidation.
(c)For the year 2021, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $296.9 million. These sales consisted of fresh products, prepared products and grain and are eliminated in our consolidation.

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
Operating income
U.S.	$238,894	$1,094,025	$(17,036)
U.K. and Europe	128,151	(934)	(627)
Mexico	155,455	83,450	228,773
Eliminations	(214)	54	54
Total operating income	522,286	1,176,595	211,164
Interest expense, net of capitalized interest	202,272	152,672	145,792
Interest income	(35,651)	(9,028)	(6,056)
Foreign currency transaction losses (gains)	20,570	30,817	(9,382)
Miscellaneous, net	(30,127)	(23,339)	(11,580)
Income before income taxes	365,222	1,025,473	92,390
Income tax expense	42,905	278,935	61,122
Net income	$322,317	$746,538	$31,268

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
Depreciation and amortization
U.S.	$255,052	$244,617	$242,944
U.K. and Europe	142,190	134,374	113,256
Mexico	22,658	24,119	24,624
Total	$419,900	$403,110	$380,824

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
Capital expenditures(a)
U.S.	$417,919	$343,825	$274,934
U.K. and Europe	109,590	114,330	87,004
Mexico	30,244	28,955	19,733
Total	$557,753	$487,110	$381,671
(a)     Capital expenditures incurred include those that were paid out in cash and those that are still outstanding in accounts payable as of December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023	December 25, 2022
	(In thousands)
Total assets
U.S.	$7,012,211	$6,847,209
U.K. and Europe	4,299,985	4,033,990
Mexico	1,684,711	1,292,056
Eliminations	(3,186,546)	(2,917,486)
Total	$9,810,361	$9,255,769

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	(In thousands)
Net sales to customers by customer location
U.S.	$9,496,709	$10,204,411	$8,657,648
Europe	5,148,931	4,813,108	3,878,475
Mexico	2,180,418	1,895,658	1,778,355
Asia-Pacific	384,946	390,679	317,685
Canada, Caribbean and Central America	72,339	87,515	81,549
Africa	66,519	61,894	47,948
South America	12,355	15,112	15,798
Total	$17,362,217	$17,468,377	$14,777,458

	December 31, 2023	December 25, 2022
	(In thousands)
Long-lived assets(a)
U.S.	$2,085,222	$1,943,967
U.K. and Europe	1,041,857	1,011,283
Mexico	301,919	295,069
Eliminations	(3,888)	(3,675)
Total	$3,425,110	$3,246,644
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
Purchase Obligations
The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, wheat and energy. As of December 31, 2023, the Company was party to outstanding purchase contracts totaling $414.5 million payable in 2024, $26.4 million payable in 2025, $2.0 million payable in 2026, $1.9 million payable in 2027 and $12.5 million payable thereafter.
Operating Leases
Additional information regarding operating leases is included in “Note 3. Leases.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Tax Claims and Proceedings
During 2014 and 2015, the Mexican Tax Administration Service (“SAT”) opened a review of Avícola with regard to tax years 2009 and 2010. In both instances, the SAT claims that controlled company status did not exist for certain subsidiaries because Avícola did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Comercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R.L. de C.V. (in 2010). As a result, according to the SAT, Avícola should have considered dividends paid out of these subsidiaries partially taxable since a portion of the dividend amount was not paid from the net tax profit account (CUFIN). Avícola appealed the opinion, and on January 31, 2023, the appeal as to tax year 2009 was dismissed by the Mexico Supreme Court. Accordingly, the Company has paid $25.9 million for tax year 2009. The opinion for tax year 2010 is still under appeal. Avícola has recorded a tax reserve of $17.2 million in connection therewith.
On May 12, 2022, the Mexican Tax Authorities issued tax assessments against Pilgrim’s Pride, S. de R.L. de C.V. and Provemex Holdings, LLC in connection with PPC’s acquisition of Tyson de México. Following the acquisition, PPC re-domiciled Provemex Holdings, LLC from the U.S. to Mexico. The tax authorities claim that Provemex Holdings, LLC was a Mexican entity at the time of the acquisition and, as a result, was obligated to pay taxes on the sale. The Mexican subsidiaries of PPC filed a petition to nullify these assessments, and on June 7, 2023, the tax court granted the petition. The Mexican Tax Authorities have appealed that decision. Amounts under appeal are approximately $290.9 million for such tax assessments. No loss has been recorded for these amounts at this time.
U.S. Litigation
Between September 2, 2016 and October 13, 2016, a series of federal class action lawsuits were filed with the U.S. District Court for the Northern District of Illinois (“Illinois Court”) against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws and styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 (“Broiler Antitrust Litigation”). The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. The class plaintiffs have filed three consolidated amended complaints: the direct purchasers (“Broiler DPPs”), the commercial and institutional indirect purchasers (“Broiler CIIPPs”), and the end-user consumer indirect purchasers (“Broiler EUCPs”). Between December 8, 2017 and September 1, 2021, 82 individual direct action complaints were filed with the Illinois Court by individual direct purchaser entities (“Broiler DAPs”) naming PPC as a defendant, the allegations of which largely mirror those in the class action complaints, though some added allegations of price fixing and bid rigging on certain sales. On May 27, 2022, the Illinois Court certified each of the three classes. On June 30, 2023, the Illinois Court issued its summary judgment order that dismissed certain claims against PPC but denied dismissal as to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the supply reduction claims from 2008-2012. Thereafter, the Illinois Court issued a revised scheduling order for certain plaintiffs who limited their claims to reduction of output, and the first trial began on September 12, 2023 with Broiler DPPs and certain Broiler DAPs as plaintiffs. PPC settled with all plaintiffs in the first trial prior to its commencement, so PPC was not a participant in the trial. On October 25, 2023, the first trial concluded with a jury verdict in favor of the defendant. PPC has entered into agreements to settle all claims made by the Broiler DPPs, Broiler CIIPPs, and Broiler EUCPs, for an aggregate total of $195.5 million, each of which has received final approval from the Illinois Court. PPC continues to defend itself against the Broiler DAPs as well as parties that have opted out of the class settlements (collectively, the “Broiler Opt Outs”). PPC will seek reasonable settlements where they are available. To date, PPC has recognized an expense of $537.4 million to cover settlements with various Broiler Opt Outs. For the twelve months ending December 31, 2023, $23.0 million has been recognized by PPC in Selling, general and administrative expense (“SG&A expense”) in the Consolidated Statements of Income. Trials with the other Broiler Antitrust Litigation plaintiffs are not yet scheduled.
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
On October 20, 2016, Patrick Hogan, acting on behalf of himself and a putative class of certain PPC stockholders, filed a class action complaint in the U.S. District Court for the District of Colorado (“Colorado Court”) against PPC and its named executive officers styled as Hogan v. Pilgrim’s Pride Corporation, et al., No. 16-CV-02611 (“Hogan Litigation”). The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading by PPC’s failure to disclose that (1) PPC colluded with several of its industry peers to fix prices in the broiler-chicken market as alleged in the Broilers Litigation, (2) its conduct constituted a violation of federal antitrust laws, and (3) PPC’s revenues during the class period were the result of illegal conduct. On July 31, 2020, defendants filed a motion to dismiss, which the Colorado Court granted on procedural grounds on April 19, 2021. On May 17, 2021, the plaintiff filed a motion for amended judgment, which the Colorado Court denied on November 29, 2021. The plaintiff then filed a notice of appeal on December 28, 2021, and the appeal was opened in the U.S. Court of Appeals for the Tenth Circuit. On July 13, 2023, the Tenth Circuit reversed the Colorado Court decision and remanded to consider the complaint on the merits. PPC filed a renewed motion to dismiss the complaint in the Colorado Court which was denied on December 26, 2023. PPC will therefore litigate against the putative class plaintiffs.
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
On September 1, 2020, February 22, 2021, and October 28, 2021, the Attorneys General in New Mexico (State of New Mexico v. Koch Foods, et al., D-101-CV-2020-01891), Alaska (State of Alaska v. Agri Stats, Inc., et al., 3AN-21-04632), and Washington (State of Washington v. Tyson Foods Inc., et al., 21-2-14174-5), respectively, filed complaints against PPC and others based on allegations similar to those asserted in the Broiler Antitrust Litigation. PPC has answered all of the complaints and each case is now in discovery. On March 9, 2023, PPC entered into an agreement to settle all claims made by the State of Washington for $11.0 million. The State of Washington claim was paid in the second quarter of 2023. PPC will seek reasonable settlements where they are available. To date, PPC has recognized an accrual of $5.4 million to cover settlements with other Attorneys General.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
22.    BUSINESS INTERRUPTION INSURANCE
The Company experienced business interruptions from the COVID-19 pandemic, a winter storm in Texas and Louisiana during February 2021, and a tornado on December 10, 2021 in Mayfield, Kentucky that significantly damaged two hatcheries and a feed mill. The Company maintains certain insurance coverage, including business interruption insurance, intended to cover such circumstances. In the year ended December 31, 2023, the Company received $60.4 million in proceeds and recognized $54.4 million in income from business interruption insurance in Cost of sales on the Consolidated Statement of Income. Of the total amount recognized in 2023, $43.8 million was in the U.S. reportable segment and $10.6 million was in the U.K. and Europe reportable segment. In the year ended December 25, 2022, the Company received $11.0 million in proceeds and recognized $26.4 million in income from business interruption insurance in Cost of sales on the Consolidated Statement of Income.
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
As of December 31, 2023, we employed over 61,200 people. Approximately 35.2% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2024 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
As of December 31, 2023, the aggregate carrying amount of net assets belonging to our Mexico and U.K. and Europe reportable segments was $1.3 billion and $3.1 billion, respectively. As of December 25, 2022, the aggregate carrying amount of net assets belonging to our Mexico and U.K. and Europe reportable segments was $1.1 billion and $2.8 billion, respectively.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
During 2024, the Company will begin the first phase of a multi-year implementation of an enterprise resource planning (“ERP”) system. The implementation is not expected to materially affect our internal control over financial reporting.
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
PPC’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control Integrated Framework (2013). Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 31, 2023.
KPMG LLP, an independent registered public accounting firm which audited our Consolidated Financial Statements included in this Form 10-K, has issued an unqualified report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. That report is included in Part I, Item 8. Financial Statements and Supplementary Data, of this annual report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The other information required by Item 10 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan Category(a)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(b)	Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by securities holders	901,086	$22.36	20,148,249
Equity compensation plans not approved by securities holders	—	—	—
Total	901,086	$22.36	20,148,249
(a)The table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 31, 2023. For additional information concerning terms of the LTIP, see Part II. Item 8, Notes to Consolidated Financial Statements, “Note 16. Incentive Compensation” in this annual report.
(b)These amounts represent restricted stock units outstanding, but not yet vested, under the 2019 LTIP as of December 31, 2023.
The other information required by Item 12 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The information required by Item 14 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(b)Exhibits
Exhibit Number

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.8
Indenture dated as of April 19, 2023, among the Company, the Guarantors and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K (No. 001-02973) filed on April 19, 2023).

10.9
First Supplemental Indenture dated as of April 19, 2023, among the Company, the Guarantors and the Trustee (incorporated by reference from Exhibit 4.2 of the Company's Current Report on Form 8-K (No. 001-02973) filed on April 19, 2023).

10.10
First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 21, 2023, by and among Pilgrim's Pride Corporation, certain of its subsidiaries, CoBank ACB, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference from Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q (No. 001-02973) filed on July 27, 2023).

10.11
Revolving Syndicated Facility Agreement, dated as of October 4, 2023, by and among Pilgrim’s Pride Corporation, certain of its subsidiaries, CoBank, ACB, as administrative agent and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (No. 001-02973) filed on October 10, 2023).

10.12
Second Supplemental Indenture, dated as of October 12, 2023, between the Company and Regions Bank, as trustee (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K (No. 001-02973) filed on October 13, 2023).

10.13
Revolving Line of Credit Agreement, dated as of August 15, 2023, by and among BBVA México as lender, and Pilgrim’s Pride, Sociedad de Responsabilidad Limitada de Capital Variable, as borrower (incorporated by reference from Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (No. 001-02973) filed on October 26, 2023).

21	Subsidiaries of Registrant.*

22.1	List of Guarantor Subsidiaries.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Clawback Policy.**

101.INS	Inline XBRL Instance Document

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 16. Form 10-K Summary

    None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Signature	Title	Date

/s/ Gilberto Tomazoni	Chairman of the Board	February 27, 2024
Gilberto Tomazoni

/s/ Fabio Sandri	President and Chief Executive Officer	February 27, 2024
Fabio Sandri	(Principal Executive Officer)

/s/ Matthew Galvanoni	Chief Financial Officer and Chief Accounting Officer	February 27, 2024
Matthew Galvanoni	(Principal Financial Officer and Principal Accounting Officer)

/s/ Farha Aslam	Director	February 27, 2024
Farha Aslam

/s/ Joesley Mendonça Batista	Director	February 27, 2024
Joesley Mendonça Batista

/s/ Wesley Mendonça Batista	Director	February 27, 2024
Wesley Mendonça Batista

/s/ Arquimedes A. Celis	Director	February 27, 2024
Arquimedes A. Celis

/s/ Raul Padilla	Director	February 27, 2024
Raul Padilla

/s/ Wallim Cruz de Vasconcellos Junior	Director	February 27, 2024
Wallim Cruz de Vasconcellos Junior

/s/ Ajay Menon	Director	February 27, 2024
Ajay Menon

/s/ Andre Nogueira de Souza	Director	February 27, 2024
Andre Nogueira de Souza