Form 10-Q
period 2024-03-31
PILGRIMS PRIDE CORP
filed 2024-05-02
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of May 1, 2024, was 236,943,487.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$870,820	$697,748
Restricted cash and restricted cash equivalents	24,063	33,475
Trade accounts and other receivables, less allowance for credit losses	1,049,410	1,129,178
Accounts receivable from related parties	2,146	1,778
Inventories	1,861,989	1,985,399
Income taxes receivable	141,122	161,062
Prepaid expenses and other current assets	222,327	195,831
Total current assets	4,171,877	4,204,471
Deferred tax assets	7,151	4,890
Other long-lived assets	45,955	35,646
Operating lease assets, net	279,105	266,707
Intangible assets, net	837,747	853,983
Goodwill	1,274,721	1,286,261
Property, plant and equipment, net	3,151,784	3,158,403
Total assets	$9,768,340	$9,810,361

Accounts payable	$1,295,910	$1,410,576
Accounts payable to related parties	13,524	41,254
Revenue contract liabilities	45,422	84,958
Accrued expenses and other current liabilities	876,217	926,727
Income taxes payable	48,022	31,678
Current maturities of long-term debt	650	674
Total current liabilities	2,279,745	2,495,867
Noncurrent operating lease liabilities, less current maturities	217,660	203,348
Long-term debt, less current maturities	3,342,664	3,340,841
Deferred tax liabilities	401,003	385,548
Other long-term liabilities	32,890	40,180
Total liabilities	6,273,962	6,465,784
Common stock	2,621	2,620
Treasury stock	(544,687)	(544,687)
Additional paid-in capital	1,983,592	1,978,849
Retained earnings	2,245,494	2,071,073
Accumulated other comprehensive loss	(206,364)	(176,483)
Total Pilgrim’s Pride Corporation stockholders’ equity	3,480,656	3,331,372
Noncontrolling interest	13,722	13,205
Total stockholders’ equity	3,494,378	3,344,577
Total liabilities and stockholders’ equity	$9,768,340	$9,810,361
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31, 2024	March 26, 2023
	(In thousands, except per share data)
Net sales	$4,361,934	$4,165,628
Cost of sales	3,978,025	3,992,581
Gross profit	383,909	173,047
Selling, general and administrative expense	119,076	133,678
Restructuring activities	14,559	8,026
Operating income	250,274	31,343
Interest expense, net of capitalized interest	41,243	42,662
Interest income	(10,346)	(3,600)
Foreign currency transaction losses (gains)	(4,337)	18,143
Miscellaneous, net	(3,286)	(22,653)
Income (loss) before income taxes	227,000	(3,209)
Income tax expense (benefit)	52,062	(8,840)
Net income	174,938	5,631
Less: Net income attributable to noncontrolling interests	517	444
Net income attributable to Pilgrim’s Pride Corporation	$174,421	$5,187

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	236,844	236,585
Effect of dilutive common stock equivalents	647	579
Diluted	237,491	237,164

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.74	$0.02
Diluted	$0.73	$0.02
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31, 2024	March 26, 2023
	(In thousands)
Net income	$174,938	$5,631
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	(32,490)	42,644
Derivative financial instruments designated as cash flow hedges:
Gains arising during the period	465	18
Income tax effect	—	—
Reclassification to net earnings for gains realized	(1,041)	(64)
Income tax effect	—	—
Available-for-sale securities:
Gains arising during the period	—	40
Income tax effect	—	(10)
Reclassification to net earnings for gains realized	(8)	(18)
Income tax effect	2	5
Defined benefit plans:
Gains arising during the period	4,139	4,233
Income tax effect	(1,054)	(581)
Reclassification to net earnings of losses realized	140	182
Income tax effect	(34)	(43)
Total other comprehensive income (loss), net of tax	(29,881)	46,406
Comprehensive income	145,057	52,037
Less: Comprehensive income attributable to noncontrolling interests	517	444
Comprehensive income attributable to Pilgrim’s Pride Corporation	$144,540	$51,593
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended March 31, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2023	261,931	$2,620	(25,142)	$(544,687)	$1,978,849	$2,071,073	$(176,483)	$13,205	$3,344,577
Net income	—	—	—	—	—	174,421	—	517	174,938
Other comprehensive loss, net of tax	—	—	—	—	—	—	(29,881)	—	(29,881)
Stock-based compensation plans:
Common stock issued under compensation plans	153	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	4,744	—	—	—	4,744
Balance at March 31, 2024	262,084	$2,621	(25,142)	$(544,687)	$1,983,592	$2,245,494	$(206,364)	$13,722	$3,494,378

Three Months Ended March 26, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 25, 2022	261,611	$2,617	(25,142)	$(544,687)	$1,969,833	$1,749,499	$(336,448)	$12,462	$2,853,276
Net income	—	—	—	—	—	5,187	—	444	5,631
Other comprehensive income, net of tax	—	—	—	—	—	—	46,406	—	46,406
Stock-based compensation plans:
Common stock issued under compensation plans	264	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	1,207	—	—	—	1,207
Balance at March 26, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,971,038	$1,754,686	$(290,042)	$12,906	$2,906,520
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2024	March 26, 2023
	(In thousands)
Cash flows from operating activities:
Net income	$174,938	$5,631
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	103,350	98,257
Deferred income tax expense (benefit)	15,519	(26,309)
Stock-based compensation	4,744	1,200
Loss (gain) on property disposals	1,842	(9,333)
Loan cost amortization	1,311	1,333
Accretion of discount related to Senior Notes	649	429
Gain on equity-method investments	(2)	(4)
Adjustment to previously recognized asset impairment	—	(130)
Changes in operating assets and liabilities:
Trade accounts and other receivables	72,350	(132,791)
Inventories	114,471	(30,267)
Prepaid expenses and other current assets	(27,628)	(20,268)
Accounts payable, accrued expenses and other current liabilities	(212,807)	(43,662)
Income taxes	35,797	3,149
Long-term pension and other postretirement obligations	(1,315)	949
Other operating assets and liabilities	(12,192)	(9,888)
Cash provided by (used in) operating activities	271,027	(161,704)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(108,429)	(131,701)
Proceeds from property disposals	2,217	12,631
Proceeds from insurance recoveries	—	1,599
Cash used in investing activities	(106,212)	(117,471)
Cash flows from financing activities:
Proceeds from contribution (distribution) of capital under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	1,425	(1,592)
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(153)	(6,527)
Proceeds from revolving line of credit and long-term borrowings	—	35,000
Payments of capitalized loan costs	(16)	—
Cash provided by financing activities	1,256	26,881
Effect of exchange rate changes on cash and cash equivalents	(2,411)	2,101
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	163,660	(250,193)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	731,223	434,759
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$894,883	$184,566
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to over 100 countries. Our fresh products consist of refrigerated whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork, and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meat balls. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in the U.S., the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of March 31, 2024, Pilgrim’s had approximately 61,600 employees and had the capacity to process approximately 41.3 million birds per 5-day work week. Approximately 4,450 contract growers supply chicken for the Company’s operations. As of March 31, 2024, PPC had the capacity to process approximately 42,750 pigs per 5-day work week and 220 contract growers supply pigs for the Company’s U.K. operations. As of March 31, 2024, JBS S.A., through its indirect wholly-owned subsidiaries (collectively, “JBS”), beneficially owned 82.5% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 29, 2024. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2024) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The three months ended March 31, 2024 represents the period from January 1, 2024 through March 31, 2024. The three months ended March 26, 2023 represents the period from December 26, 2022 through March 26, 2023.
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
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$870,820	$697,748
Restricted cash and restricted cash equivalents	24,063	33,475
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$894,883	$731,223
Recent Accounting Pronouncements Not Yet Adopted as of March 31, 2024
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional disclosures for reportable segments. The guidance requires disclosures about significant segment expenses that are regularly provided to the chief operating decision maker along with additional measures of segment profit that are regularly used by the chief operating decision maker in assessing segment performance and deciding how to allocate resources. The provisions of the new guidance will be effective for years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. The Company plans to adopt this guidance for the annual reporting period of the current fiscal year and are still assessing the impacts on our Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures for income taxes to enhance transparency and usefulness of income tax disclosures. The guidance requires additional disclosures for the tabular rate reconciliation, income taxes paid, and the disaggregation of domestic, federal and state, and foreign components within income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. The provisions of the new guidance will be effective for years beginning after December 15, 2024. The Company plans to adopt this guidance as it becomes effective and are assessing the impacts on our Consolidated Financial Statements.
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
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended March 31, 2024
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$2,113,623	$268,990	$108,798	$87,921	$2,579,332
Europe	271,148	844,996	118,451	33,308	1,267,903
Mexico	430,152	55,520	—	29,027	514,699
Total net sales	$2,814,923	$1,169,506	$227,249	$150,256	$4,361,934

	Three Months Ended March 26, 2023
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$1,943,786	$244,801	$128,275	$115,706	$2,432,568
Europe	264,663	831,729	117,621	25,251	1,239,264
Mexico	411,919	46,356	—	35,521	493,796
Total net sales	$2,620,368	$1,122,886	$245,896	$176,478	$4,165,628
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
Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 31, 2023	$84,958
Revenue recognized	(71,946)
Cash received, excluding amounts recognized as revenue during the period	32,410
Balance as of March 31, 2024	$45,422
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
The Company does not apply hedge accounting treatment to certain derivative financial instruments that it has purchased to mitigate commodity purchase exposures in the U.S. and Mexico or foreign currency transaction exposures on our Mexico operations. Therefore, the Company recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. Realized gains and losses related to cash flows are disclosed in the Condensed Consolidated Statements of Cash Flows in Cash provided by operating activities. Unrealized gains and losses related to cash flows are disclosed in the Condensed Consolidated Statements of Cash Flows in the line item Other operating assets and liabilities. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Foreign currency transaction losses (gains) in the Condensed Consolidated Statements of Income.
The Company does apply hedge accounting treatment to certain derivative financial instruments related to its Europe reportable segment that it has purchased to mitigate foreign currency transaction exposures. Before the settlement date of the financial derivative instruments, the Company recognizes changes in the fair value of the cash flow hedge into accumulated other comprehensive income (“AOCI”). When the derivative financial instruments are settled, the amount in AOCI is then reclassified to earnings. Gains or losses related to these derivative financial instruments are included in the line item Net sales and Cost of sales in the Condensed Consolidated Statements of Income.
We have generally applied the normal purchase and normal sale scope exception (“NPNS”) to our forward physical grain purchase contracts delivered by truck and to our forward physical natural gas and solar-generated power purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, amounts payable under these contracts are recorded when we take delivery of the contracted product and no amounts were recorded for the fair value of these contracts in the condensed consolidated financial statements at March 31, 2024 and December 31, 2023.

Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	March 31, 2024	December 31, 2023
	(In thousands)
Fair values:
Commodity derivative assets	$3,952	$1,202
Commodity derivative liabilities	(8,836)	(17,118)
Foreign currency derivative assets	58	175
Foreign currency derivative liabilities	(1,181)	(723)
Sales contract derivative assets	3,055	960
Cash collateral posted with brokers(a)	24,063	33,475
Derivatives coverage(b):
Corn	9.7%	10.9%
Soybean meal	11.5%	39.6%
Period through which stated percent of needs are covered:
Corn	March 2025	July 2024
Soybean meal	January 2025	March 2024
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
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended
Gains (Losses) by Type of Contract (a)	March 31, 2024	March 26, 2023	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Foreign currency derivatives	$—	$(19,104)	Foreign currency transaction losses
Commodity derivatives	(10,048)	(16,534)	Cost of sales
Sales contract derivative	2,095	4,164	Net sales
Total	$(7,953)	$(31,474)
(a)Amounts represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains Recognized in Other Comprehensive Income
	Three Months Ended
	March 31, 2024	March 26, 2023
	(In thousands)
Foreign currency derivatives	$455	$16

	Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended March 31, 2024			Three Months Ended March 26, 2023
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,361,934	$3,978,025	$41,243	$4,165,628	$3,992,581	$42,662
Impact from cash flow hedging instruments:
Foreign currency derivatives	1,041	—	—	120	56	—
(a)    Amounts represent income (expenses) related to net sales.

(b)    Amounts represent expenses (income) related to cost of sales and interest expense.
At March 31, 2024, there was a $1.1 million pre-tax deferred net gain on foreign currency derivatives recorded in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gain to earnings.
4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Trade accounts receivable	$1,012,171	$1,027,916
Notes receivable from third parties	13,746	51,168
Other receivables	32,357	59,435
Receivables, gross	1,058,274	1,138,519
Allowance for credit losses	(8,864)	(9,341)
Receivables, net	$1,049,410	$1,129,178

Accounts receivable from related parties(a)	$2,146	$1,778
(a)    Additional information regarding accounts receivable from related parties is included in “Note 17. Related Party Transactions.”
Activity in the allowance for credit losses was as follows:

Three Months Ended
March 31, 2024
(In thousands)
Balance, beginning of period	$(9,341)
Provision released to operating results	775
Effect of exchange rate	(298)
Balance, end of period	$(8,864)
In June 2023, the Company and JBS USA Food Company (“JBS USA”) jointly entered into a receivables purchase agreement with a bank for an uncommitted facility with a maximum capacity of $415.0 million and no recourse to the Company or JBS USA. Under the facility, the Company may sell eligible trade receivables in exchange for cash. Transfers under the agreement are recorded as a sale under ASC 860, Broad Transactions – Transfers and Servicing. At the transfer date, the Company receives cash equal to the face value of the receivables sold less a fee based on the current Secured Overnight Financing Rate (“SOFR”) plus an applicable margin applied over the customer payment term. The fees are immaterial.
5.     INVENTORIES
Inventories consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Raw materials and work-in-process	$1,091,773	$1,158,467
Finished products	587,550	642,028
Operating supplies	73,450	75,530
Maintenance materials and parts	109,216	109,374
Total inventories	$1,861,989	$1,985,399
6.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$381,487	$381,540	$324,808	$324,947
Gross realized gains during the three months ended March 31, 2024 related to the Company’s available-for-sale securities were $8.0 million, while gross realized gains during the three months ended March 26, 2023 were $1.9 million. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the three months ended March 31, 2024 and March 26, 2023 that have been included in AOCI and the net amount of gains and losses reclassified out of AOCI to earnings during the three months ended March 31, 2024 and March 26, 2023 are disclosed in “Note 13. Stockholders’ Equity.”
7.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the three months ended March 31, 2024 was as follows:

	December 31, 2023	Currency Translation	March 31, 2024
	(In thousands)
U.S.	$41,936	$—	$41,936
Europe	1,116,521	(11,540)	1,104,981
Mexico	127,804	—	127,804
Total	$1,286,261	$(11,540)	$1,274,721
Intangible assets consisted of the following:

	December 31, 2023	Amortization	Currency Translation	March 31, 2024
	(In thousands)
Cost:
Trade names not subject to amortization	$580,473	$—	$(5,644)	$574,829
Trade names subject to amortization	112,681	—	(382)	112,299
Customer relationships	441,719	—	(3,316)	438,403
Accumulated amortization:
Trade names	(57,762)	(970)	52	(58,680)
Customer relationships	(223,128)	(7,145)	1,169	(229,104)
Intangible assets, net	$853,983	$(8,115)	$(8,121)	$837,747
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
At March 31, 2024, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its intangible assets subject to amortization at that date. The Company will perform its annual tests of recoverability of goodwill and trade names not subject to amortization in the fourth quarter of 2024, which if there were to be an impairment could be material.

8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Land	$280,943	$273,846
Buildings	2,197,619	2,170,716
Machinery and equipment	4,015,810	3,953,008
Autos and trucks	99,938	93,858
Finance lease assets	4,736	5,550
Construction-in-progress	422,234	458,146
PP&E, gross	7,021,280	6,955,124
Accumulated depreciation	(3,869,496)	(3,796,721)
PP&E, net	$3,151,784	$3,158,403
The Company recognized depreciation expense of $95.2 million and $90.0 million during the three months ended March 31, 2024 and March 26, 2023, respectively.
During the three months ended March 31, 2024, the Company incurred $99.1 million on capital projects and transferred $133.7 million of completed projects from construction-in-progress to depreciable assets. During the three months ended March 26, 2023, the Company incurred $131.7 million on capital projects and transferred $117.8 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures in accounts payable and accrued expenses for the periods ended March 31, 2024 and December 31, 2023 were $37.6 million and $46.9 million, respectively.
During the three months ended March 31, 2024, the Company sold certain PP&E for $2.2 million in cash and recognized a net loss of $1.8 million on these sales. During the three months ended March 26, 2023, the Company sold a farm in Mexico and other miscellaneous equipment for cash of $12.6 million and recognized a net gain of $9.3 million on these sales.
The Company has closed or idled various facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of March 31, 2024, the carrying amounts of these idled assets totaled $57.6 million based on depreciable value of $216.1 million and accumulated depreciation of $158.5 million. Idled asset values include those assets that are no longer in use as a result of the recent restructuring activities of our Europe segment.
As of March 31, 2024, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its PP&E held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its PP&E held for use at that date.

9.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	March 31, 2024	December 31, 2023
	(In thousands)
Accounts payable:
Trade accounts payable	$1,182,283	$1,294,830
Book overdrafts	78,570	90,612
Other payables	35,057	25,134
Total accounts payable	1,295,910	1,410,576
Accounts payable to related parties(a)	13,524	41,254
Revenue contract liabilities(b)	45,422	84,958
Accrued expenses and other current liabilities:
Compensation and benefits	226,668	249,474
Litigation settlements(c)	74,180	73,330
Insurance and self-insured claims	72,726	76,287
Current maturities of operating lease liabilities	66,338	67,440
Taxes	47,065	37,635
Interest and debt-related fees	54,542	71,508
Accrued sales rebates	128,096	104,390
Derivative liabilities(d)	10,017	17,841
Other accrued expenses	196,585	228,822
Total accrued expenses and other current liabilities	876,217	926,727
Total	$2,231,073	$2,463,515
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
10.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for confirmed invoices from participating suppliers to a financing entity. Maturity dates are generally between 65-120 days and we pay either the supplier or the financing entity depending on the supplier’s election. As of March 31, 2024 and December 31, 2023, the outstanding balance of confirmed invoices was $178.7 million and $192.7 million, respectively, and are included in Accounts payable in the Condensed Consolidated Balance Sheets.

11.    INCOME TAXES
The Company recorded income tax expense of $52.1 million, a 22.9% effective tax rate, for the three months ended March 31, 2024 compared to an income tax benefit of $8.8 million, a 275.5% effective tax rate, for the three months ended March 26, 2023. The change from an income tax benefit to an income tax expense in 2024 resulted primarily from the increase of profit before income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 31, 2024, the Company did not believe it had sufficient positive evidence to conclude that realization of a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the three months ended March 31, 2024 and March 26, 2023, there is a tax effect of $(1.1) million and $(0.6) million, respectively, reflected in other comprehensive income.
For the three months ended March 31, 2024 and March 26, 2023, there are immaterial tax effects reflected in income tax expense due to excess tax windfalls and shortfalls related to stock-based compensation.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and several foreign locations including Mexico, the U.K., the Republic of Ireland, and continental Europe. With a few exceptions, the Company is no longer subject to examinations by taxing authorities for years prior to 2019 in U.S. federal, state and local jurisdictions, for years prior to 2010 in Mexico, and for years prior to 2017 in the U.K.
12.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	March 31, 2024	December 31, 2023
		(In thousands)
Senior notes payable, net of discount, at 6.875%	2034	$490,638	$490,408
Senior notes payable, net of discount, at 6.25%	2033	993,762	993,595
Senior notes payable at 3.50%	2032	900,000	900,000
Senior notes payable, net of discount, at 4.25%	2031	992,961	992,711
U.S. Credit Facility (defined below) at SOFR plus 1.35%	2028	—	—
Europe Credit Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.35%	2026	—	—
Finance lease obligations	Various	2,334	2,486
Long-term debt		3,379,695	3,379,200
Less: Current maturities of long-term debt		(650)	(674)
Long-term debt, less current maturities		3,379,045	3,378,526
Less: Capitalized financing costs		(36,381)	(37,685)
Long-term debt, less current maturities, net of capitalized financing costs		$3,342,664	$3,340,841
U.S. Credit Facility
On October 4, 2023 (the “Effective Date”), the Company and certain of the Company’s subsidiaries entered into a Revolving Syndicated Facility Agreement (the “U.S. Credit Facility”) with CoBank, ACB as administrative agent and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $850.0 million. The loan commitment matures on October 4, 2028. The U.S. Credit Facility is unsecured and will be used for general corporate purposes. Outstanding borrowings under the U.S. Credit Facility bear interest at a per annum rate equal to either the Secured Overnight Financing Rate (“SOFR”) or the prime rate plus applicable margins based on the Company’s credit ratings. As of March 31, 2024, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $24.8 million and $825.2 million, respectively.

The U.S. Credit Facility requires customary financial and other covenants for transactions of this type, including limitations on 1) liens, 2) indebtedness, 3) sales and other dispositions of assets, 4) dividends, distributions, and other payments in respect of equity interest, 5) investments, and 6) voluntary prepayments, redemptions or repurchases of junior debt. In each case, clauses 1 to 6 are subject to certain exceptions which can be material and certain of such clauses only apply to the Company upon the occurrence of certain triggering events.
Europe Credit Facility
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “Europe Credit Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Europe Credit Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the current Sterling Overnight Index Average (“SONIA”) interest rate plus 1.25% (as defined in the Europe Credit Facility). All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of March 31, 2024, both the U.S. dollar-equivalent loan commitment and borrowing availability were $189.3 million and there were no outstanding borrowings under this agreement.
The Europe Credit Facility contains representations and warranties, covenants, indemnities and conditions, in each case, that the Company believes are customary for transactions of this type. Pursuant to the terms of the agreement, the Company is required to meet certain financial and other restrictive covenants. Additionally, the Company is prohibited from taking certain actions without consent of the lenders, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, permitting liens or other encumbrances on its assets and making restricted payments, including dividends, in each case, except as expressly permitted under the Europe Credit Facility. The Company is currently in compliance with the covenants under the Europe Credit Facility.
Mexico Credit Facility
On August 15, 2023, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA México as lender. The loan commitment under the Mexico Credit Facility is Mex$1.1 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to The Interbank Equilibrium Interest (“TIIE”) rate plus 1.35%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on August 15, 2026. As of March 31, 2024, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $67.0 million. As of March 31, 2024, there were no outstanding borrowings under the Mexico Credit Facility. The Company is currently in compliance with the covenants under the Mexico Credit Facility.
13.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Three Months Ended March 31, 2024
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(114,850)	$(1,914)	$(59,714)	$(5)	$(176,483)
Other comprehensive income (loss) before reclassifications	(32,490)	455	3,020	—	(29,015)
Amounts reclassified from accumulated other comprehensive loss (gain) to net income	—	(1,041)	106	(6)	(941)
Currency translation	—	10	65	—	75
Net current period other comprehensive income (loss)	(32,490)	(576)	3,191	(6)	(29,881)
Balance, end of period	$(147,340)	$(2,490)	$(56,523)	$(11)	$(206,364)

	Three Months Ended March 26, 2023
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Gains (Losses) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(269,825)	$(1,162)	$(65,447)	$(14)	$(336,448)
Other comprehensive income before reclassifications	42,644	16	3,652	30	46,342
Amounts reclassified from accumulated other comprehensive loss (gain) to net income	—	(64)	139	(13)	62
Currency translation	—	2	—	—	2
Net current period other comprehensive income (loss)	42,644	(46)	3,791	17	46,406
Balance, end of period	$(227,181)	$(1,208)	$(61,656)	$3	$(290,042)

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2024	Three Months Ended March 26, 2023	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gains on settlement of foreign currency derivatives classified as cash flow hedges	$1,041	$120	Net sales
Realized losses on settlement of foreign currency derivatives classified as cash flow hedges	—	(56)	Cost of sales
Realized gains on sale of securities	8	—	Interest income
Realized gains on settlement of interest rate swap derivatives classified as cash flow hedges	—	18	Interest expense, net of capitalized interest
Amortization of pension and other postretirement plan actuarial losses(b)	(140)	(182)	Miscellaneous, net
Total before tax	909	(100)
Tax benefit	32	38
Total reclassification for the period	$941	$(62)
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
Restrictions on Dividends
The U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. Additionally, the Europe Credit Facility prohibits MPH(E) and other Pilgrim’s entities located in the U.K. and Republic of Ireland to, among other things, make payments and distributions to the Company.
14.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”), the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan (the “Tulip Plan”) and the Geo Adams Group Pension Fund (the “Geo Adams Plan”), nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $11.2 million and $7.6 million in the three months ended March 31, 2024 and March 26, 2023, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Three Months Ended
	March 31, 2024		March 26, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$237,508	$1,160	$236,147	$1,169
Interest cost	2,266	9	2,314	9
Actuarial gain	(7,050)	(6)	(3,134)	(15)
Benefits paid	(3,759)	(47)	(3,838)	(29)
Currency translation gain	(817)	—	(1,082)	—
Projected benefit obligation, end of period	$228,148	$1,116	$230,407	$1,134

	Three Months Ended
	March 31, 2024		March 26, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in plan assets:
Fair value of plan assets, beginning of period	$225,451	$—	$210,133	$—
Actual return on plan assets	1,935	—	3,357	—
Contributions by employer	2,161	47	2,109	29
Benefits paid	(3,759)	(47)	(3,838)	(29)
Expenses paid from assets	(60)	—	(94)	—
Currency translation loss	(783)	—	(1,012)	—
Fair value of plan assets, end of period	$224,945	$—	$210,655	$—

	March 31, 2024		December 31, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Funded status:
Unfunded benefit obligation, end of period	$(3,203)	$(1,116)	$(12,057)	$(1,160)

	March 31, 2024		December 31, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period:
Noncurrent asset	$1,393	$—	$—	$—
Current liability	(237)	(186)	(7,717)	(187)
Long-term liability	(4,359)	(930)	(4,340)	(973)
Net financial position	$(3,203)	$(1,116)	$(12,057)	$(1,160)

	March 31, 2024		December 31, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in accumulated other comprehensive loss at end of period:
Net actuarial loss (gain)	$33,382	$(93)	$40,487	$(87)
The accumulated benefit obligation for the Company’s defined benefit pension plans was $228.1 million and $237.5 million at March 31, 2024 and December 31, 2023, respectively. Each of the Company’s defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at both March 31, 2024 and December 31, 2023.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended
	March 31, 2024		March 26, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$2,266	$9	$2,314	$9
Estimated return on plan assets	(2,447)	—	(2,222)	—
Expenses paid from assets	60	—	94	—
Amortization of net loss	136	—	179	—
Amortization of past service cost	4	—	4	—
Net costs(a)	$19	$9	$369	$9
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	March 31, 2024		December 31, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period:
Discount rate	5.15%	5.27%	4.81%	5.06%

	Three Months Ended
	March 31, 2024		March 26, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost:
Discount rate	4.81%	5.06%	5.04%	5.16%
Expected return on plan assets	5.05%	NA	4.97%	NA

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Three Months Ended
	March 31, 2024		March 26, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$40,487	$(87)	$48,121	$(66)
Amortization	(140)	—	(183)	—
Actuarial gain	(7,050)	(6)	(3,134)	(15)
Asset loss (gain)	511	—	(1,136)	—
Currency translation gain	(426)	—	(83)	—
Net actuarial loss (gain), end of period	$33,382	$(93)	$43,585	$(81)
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $9.9 million in the three months ended March 31, 2024.
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
As of March 31, 2024 and December 31, 2023, the Company held derivative assets and liabilities that were required to be measured at fair value on a recurring basis. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk.

The following items were measured at fair value on a recurring basis:

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Fixed income securities	$381,540	$—	$381,540	$324,947	$—	$324,947
Commodity derivative assets	3,952	—	3,952	1,202	—	1,202
Foreign currency derivative assets	58	—	58	175	—	175
Sales contract derivative assets	—	3,055	3,055	—	960	960
Liabilities:
Commodity derivative liabilities	(8,836)	—	(8,836)	(17,118)	—	(17,118)
Foreign currency derivative liabilities	(1,181)	—	(1,181)	(723)	—	(723)
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
The carrying amounts and estimated fair values of our debt obligations recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(900,000)	$(764,658)	$(900,000)	$(760,203)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(992,962)	(901,410)	(992,711)	(902,650)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(993,763)	(1,024,370)	(993,595)	(1,029,020)
Fixed-rate senior notes payable at 6.875%, at Level 2 inputs	(490,638)	(534,085)	(490,408)	(540,230)
See “Note 12. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at March 31, 2024 or December 31, 2023, as applicable.
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
16.    RESTRUCTURING-RELATED ACTIVITIES
In 2022, the Company began restructuring initiatives to phase out and reduce processing volumes at multiple production facilities throughout the Europe reportable segment. Implementation of these initiatives is expected to result in total pre-tax charges of approximately $74.9 million, and approximately $49.1 million of these charges are estimated to result in cash outlays. These activities were initiated in the fourth quarter of 2022 and were substantially completed by the end of 2023.
In 2023, the Company began a restructuring initiative to phase out and reduce processing volumes at a production facility in the Europe reportable segment. Implementation of this initiative is expected to result in total pre-tax charges of approximately $3.0 million, and all of these charges are estimated to result in cash outlays. This activity was initiated in the fourth quarter of 2023 and was substantially completed by the end of the first quarter of 2024.
During the three months ended March 31, 2024, the Company began a restructuring initiative to integrate central operations in the Europe reportable segment. Implementation of this initiative is expected to result in total pre-tax charges of approximately $14.5 million, and all of these charges are estimated to result in cash outlays. This activity was initiated in the first quarter of 2024 and is expected to be substantially completed by the end of 2024.
The following table provides a summary of our estimates of costs associated with these restructuring initiatives by major type of cost:

	Moy Park	Pilgrim’s Pride Ltd.	Pilgrim’s Food Masters 2022	Pilgrim’s Food Masters 2023	Pilgrim’s Europe Central	Total
	(In thousands)
Earliest implementation date	October 2022	November 2022	December 2022	October 2023	January 2024
Expected predominant completion date	June 2023	July 2023	July 2023	March 2024	December 2024
Costs incurred and expected to be incurred:
Employee-related costs	$11,103	$20,098	$14,490	$3,027	$13,926	$62,644
Asset impairment costs	3,476	3,046	4,141	—	—	10,663
Contract termination costs	248	—	—	—	—	248
Other exit and disposal costs (a)	6,245	5,763	6,330	—	524	18,862
Total exit and disposal costs	$21,072	$28,907	$24,961	$3,027	$14,450	$92,417
Cost incurred since earliest implementation date:
Employee-related costs	$11,103	$20,098	$14,490	$3,027	$13,926	$62,644
Asset impairment costs	3,476	—	4,141	—	—	7,617
Contract termination costs	248	—	—	—	—	248
Other exit and disposal costs (a)	6,245	5,763	6,330	—	524	18,862
Total exit and disposal costs	$21,072	$25,861	$24,961	$3,027	$14,450	$89,371
(a)Comprised of other costs directly related to the restructuring initiatives including Moy Park flock depletion, the write-off of Pilgrim’s Pride Ltd. prepaid maintenance costs and Pilgrim’s Food Masters consulting fees.
During the three months ended March 31, 2024, the Company recognized the following expenses and paid the following cash related to each restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Moy Park	$—	$—
Pilgrim’s Pride Ltd.	109	318
Pilgrim’s Food Masters 2022	—	2,909
Pilgrim’s Food Masters 2023	—	—
Pilgrim’s Europe Central	14,450	6,703
	$14,559	$9,930
These expenses are reported in the line item Restructuring activities on the Condensed Consolidated Statements of Income.
The following table reconciles liabilities and reserves associated with each restructuring initiative from its respective inception to March 31, 2024. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in our Condensed Consolidated Balance Sheets. The

ending reserve balance for asset impairments is reported in the line item Property, plant and equipment, net in our Condensed Consolidated Balance Sheets.

	Moy Park
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of March 31, 2024
	(In thousands)
Other charges	$2,644	$—	$—	$(24)	$2,620
Contract termination	144	—	—	(1)	143
Total	$2,788	$—	$—	$(25)	$2,763

	Pilgrim’s Pride Ltd.
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of March 31, 2024
	(In thousands)
Employee retention benefits	$35	$—	$—	$—	$35
Severance	734	—	(318)	(5)	411
Inventory adjustments	294	—	—	(3)	291
Lease termination	164	109	—	(1)	272
Other charges	752	—	—	(8)	744
Total	$1,979	$109	$(318)	$(17)	$1,753

	Pilgrim’s Food Masters 2022
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of March 31, 2024
	(In thousands)
Severance	$1,281	$—	$(1,276)	$(5)	$—
Inventory adjustments	65	—	—	(2)	63
Lease termination	1,289	—	(1,284)	(5)	—
Other charges	685	—	(349)	(4)	332
Total	$3,320	$—	$(2,909)	$(16)	$395

	Pilgrim’s Food Masters 2023
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of March 31, 2024
	(In thousands)
Employee retention benefits	$522	$—	$—	$(5)	$517
Severance	1,636	—	—	(13)	1,623
Total	$2,158	$—	$—	$(18)	$2,140

	Pilgrim’s Europe Central
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of March 31, 2024
	(In thousands)
Employee retention benefits	$—	$12	$—	$—	$12
Severance	—	13,914	(6,703)	(66)	7,145
Lease termination	—	8	—	—	8
Other charges	—	516	—	(4)	512
Total	$—	$14,450	$(6,703)	$(70)	$7,677
17.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended
	March 31, 2024	March 26, 2023
	(In thousands)
Sales to related parties
JBS USA Food Company(a)	$5,374	$7,512
JBS Chile Ltd.	1,187	946
Other related parties	570	877
Total sales to related parties	$7,131	$9,335

	Three Months Ended
	March 31, 2024	March 26, 2023
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$40,324	$49,905
Seara Meat B.V.	5,395	4,999
Penasul UK LTD	3,530	4,187
Other related parties	1,361	1,808
Total cost of goods purchased from related parties	$50,610	$60,899

	Three Months Ended
	March 31, 2024	March 26, 2023
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$17,771	$14,022
Total expenditures paid by related parties	$17,771	$14,022

	Three Months Ended
	March 31, 2024	March 26, 2023
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$2,689	$3,380
Other related parties	—	4
Total expenditures paid on behalf of related parties	$2,689	$3,384

	March 31, 2024	December 31, 2023
	(In thousands)
Accounts receivable from related parties
JBS USA Food Company(a)	$1,053	$967
JBS Chile Ltda.	971	—
Other related parties	122	811
Total accounts receivable from related parties	$2,146	$1,778

	March 31, 2024	December 31, 2023
	(In thousands)
Accounts payable to related parties
JBS USA Food Company(a)	$6,482	$34,038
Seara Meats B.V.	3,123	2,252
JBS Asia Co Limited	2,330	2,254
Other related parties	1,589	2,710
Total accounts payable to related parties	$13,524	$41,254
(a)The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of March 31, 2024, approximately $1.1 million of goods from JBS USA were in transit and not reflected on our Consolidated Balance Sheets.
(b)The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for both companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. This agreement expires on December 31, 2025.
18.    REPORTABLE SEGMENTS
The Company operates in three reportable segments: U.S., Europe (formerly known as “U.K. and Europe”), and Mexico. The Company measures segment profit as operating income. Corporate expenses are allocated to the Mexico and Europe reportable segments based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. reportable segment.
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
The Europe reportable segment processes primarily fresh chicken, pork products, specialty meats, ready meals and other prepared foods that are sold to foodservice, retail and direct to consumer customers. The segment’s primary distribution is through retailers, foodservice distributors and restaurants.
The chicken products processed by the Mexico reportable segment are sold to foodservice, retail and frozen entrée customers. The segment’s primary distribution is through retailers, foodservice distributors and restaurants.
Additional information regarding reportable segments is as follows:

	Three Months Ended
	March 31, 2024(a)	March 26, 2023(b)
	(In thousands)
Net sales
U.S.	$2,579,332	$2,432,568
Europe	1,267,903	1,239,264
Mexico	514,699	493,796
Total	$4,361,934	$4,165,628
(a)In addition to the above third party sales, for the three months ended March 31, 2024, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $47.9 million. These sales consisted of fresh products, prepared products and grain.
(b)In addition to the above third party sales, for the three months ended March 26, 2023, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $31.0 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended
	March 31, 2024	March 26, 2023
	(In thousands)
Operating income (loss)
U.S.	$179,417	$(28,106)
Europe	31,116	25,261
Mexico	39,741	34,175
Eliminations	—	13
Total operating income	250,274	31,343
Interest expense, net of capitalized interest	41,243	42,662
Interest income	(10,346)	(3,600)
Foreign currency transaction losses (gains)	(4,337)	18,143
Miscellaneous, net	(3,286)	(22,653)
Income (loss) before income taxes	227,000	(3,209)
Income tax expense (benefit)	52,062	(8,840)
Net income	$174,938	$5,631

	March 31, 2024	December 31, 2023
	(In thousands)
Total assets
U.S.	$6,931,645	$7,012,211
Europe	4,277,510	4,299,985
Mexico	1,634,500	1,684,711
Eliminations	(3,075,315)	(3,186,546)
Total assets	$9,768,340	$9,810,361

	March 31, 2024	December 31, 2023
	(In thousands)
Long-lived assets(a)
U.S.	$2,095,619	$2,085,222
Europe	1,038,884	1,041,857
Mexico	300,274	301,919
Eliminations	(3,888)	(3,888)
Total long-lived assets	$3,430,889	$3,425,110
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
Tax Claims and Proceedings
During 2014 and 2015, the Mexican Tax Administration Service (“SAT”) opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“Avícola”) with regard to tax years 2009 and 2010. In both instances, the SAT claims that controlled company status did not exist for certain subsidiaries because Avícola did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Comercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R.L. de C.V. (in 2010). Avícola appealed the opinion, and on January 31, 2023, the appeal as to tax year 2009 was dismissed by the Mexico Supreme Court. Accordingly, PPC paid $25.9 million for tax year 2009. The opinion for tax year 2010 is still under appeal. Accordingly, the Company has an accrual of $17.6 million as of March 31, 2024 with regard to the tax year 2010.
On May 12, 2022, the SAT issued tax assessments against Pilgrim’s Pride, S. de R.L. de C.V. and Provemex Holdings, LLC in connection with PPC’s acquisition of Tyson de México. Following the acquisition, PPC re-domiciled Provemex Holdings, LLC from the U.S. to Mexico. The tax authorities claim that Provemex Holdings, LLC was a Mexican entity at the time of the acquisition and, as a result, was obligated to pay taxes on the sale. The Mexican subsidiaries of PPC filed a petition to nullify these assessments, which is still pending. Amounts under appeal are approximately $298.2 million for each of the two tax assessments. No provision has been recorded for these amounts at this time.
U.S. Litigation
Between September 2, 2016 and October 13, 2016, a series of federal class action lawsuits were filed with the U.S. District Court for the Northern District of Illinois (“Illinois Court”) against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws and styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 (the “Broiler Antitrust Litigation”). The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. PPC has entered into agreements to settle all claims made by the three certified classes for an aggregate total of $195.5 million, each of which has received final approval from the Illinois Court. PPC continues to defend itself against the direct-action plaintiffs as well as parties that have opted out of the class settlements (collectively, the “Broiler Opt Outs”). PPC will seek reasonable settlements where they are available. To date, we have accrued $537.4 million to cover settlements with various Broiler Opt Outs. We have recognized these settlement expenses within Selling, general and administrative expense (“SG&A”) in our Condensed Consolidated Statements of Income.
Between August 30, 2019 and October 16, 2019, a series of purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (“Maryland Court”) against PPC and a number of other chicken producers, as well as

Webber, Meng, Sahl & Company and Agri Stats, styled as Jien, et al. v. Perdue Farms, Inc., et al., No.19-cv-02521. The plaintiffs are a putative class of poultry processing plant production and maintenance workers (“Poultry Workers Class”) and allege that the defendants conspired to fix and depress the compensation paid to Poultry Workers Class in violation of the Sherman Antitrust Act. PPC entered into an agreement to settle all claims made by the Poultry Workers Class for $29.0 million, though the agreement is still subject to final approval by the Maryland Court. We have recognized these settlement expenses within SG&A expense in our Condensed Consolidated Statements of Income.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and other chicken producers in the U.S. District Court for the Eastern District of Oklahoma (the “Oklahoma Court”) alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. The complaint was consolidated with several subsequently filed consolidated amended class action complaints and styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033. PPC continues to litigate against the putative class plaintiffs.
On October 20, 2016, Patrick Hogan, acting on behalf of himself and a putative class of certain PPC stockholders, filed a class action complaint in the U.S. District Court for the District of Colorado (“Colorado Court”) against PPC and its named executive officers styled as Hogan v. Pilgrim’s Pride Corporation, et al., No. 16-CV-02611 (“Hogan Litigation”). The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading. PPC continues to litigate against the putative class plaintiffs.
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
On September 1, 2020, February 22, 2021, and October 28, 2021, the Attorneys General in New Mexico (State of New Mexico v. Koch Foods, et al., D-101-CV-2020-01891), Alaska (State of Alaska v. Agri Stats, Inc., et al., 3AN-21-04632), and Washington (State of Washington v. Tyson Foods Inc., et al., 21-2-14174-5), respectively, filed complaints against PPC and others based on allegations similar to those asserted in the Broiler Antitrust Litigation. PPC will seek reasonable settlements where they are available. To date, we have recognized $17.2 million to cover settlements with these states in SG&A expense in our Condensed Consolidated Statements of Income. The State of Washington claim was paid in the second quarter of 2023, leaving an accrual of $6.2 million as of March 31, 2024 for remaining state claims.
U.S. Federal Matters
On February 9, 2022, PPC learned that the DOJ opened a civil investigation into human resources antitrust matters, and on October 6, 2022, PPC learned that the DOJ opened a civil investigation into grower contracts and payment practices and on October 2, 2023, received a CID requesting information from PPC. PPC is cooperating with the DOJ in its investigations and CID. The DOJ has informed the Company that it is likely to file a civil complaint pursuant to at least one of these investigations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. We reported net income attributable to Pilgrim’s of $174.4 million, or $0.73 per diluted common share, and income before tax totaling $227.0 million, for the three months ended March 31, 2024. These operating results included net sales of $4.4 billion, gross profit of $383.9 million and $271.0 million of cash provided by operating activities. We generated a consolidated operating margin of 5.7%. For the three months ended March 31, 2024, we generated EBITDA and Adjusted EBITDA of $361.2 million and $371.9 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
During the first quarter of 2024, global inflation levels declined, but remain above historical averages, in commodity, labor and other operating costs leading to reduced costs from these inputs across all our businesses. The global energy market continues to be impacted by the Russia-Ukraine war, driving up prices as supply out of the Black Sea region is disrupted and future production is at risk. The global feed ingredient market is less impacted by the Russia-Ukraine war in 2024 as global supply in other growing areas has developed and grain exports from the Black Sea region have remained steady throughout the first quarter of 2024. The U.K. and E.U. region saw a decrease in inflation and increased demand, leading to cost recovery for our business and price reductions for customers, though labor costs continue to be a challenge for our Europe operations. We have and will continue to invest in our people and implement supply chain solutions to mitigate global economic impacts in our Europe operations. Inflation in Mexico has decreased and there has been a slight strengthening of the peso in the first quarter of 2024 against the U.S. dollar, however, Mexico remains a relatively volatile market given continuing inflationary pressures, an evolving global protein industry, and overall business seasonality.
Russia-Ukraine War Impacts
The Russia-Ukraine war began in February 2022. The impact of the ongoing war and sanctions has not been limited to businesses that operate in Russia and Ukraine and has negatively impacted and will likely continue to negatively impact other global economic markets including where we operate. The impacts have included and may continue to include, but are not limited to, higher prices for commodities, such as food products, ingredients and energy products, increasing inflation in some countries, and disrupted trade and supply chains. The conflict has disrupted shipments of grains, vegetable oils, fertilizer and energy products. Russia’s suspension of the Black Sea Grain Initiative, which allowed Ukraine to export grain and other food items, may further exacerbate rising food prices and supply chain issues if not reinstated.
The impact on the agriculture markets falls into two main categories: (1) the effect on Ukrainian crop production, as the region is key in global grain production; and (2) the duration of the disruption in trade flows. Safety and financing concerns in the region are restricting export execution, which is in turn forcing grain and oil demand to find alternative supply. The duration of the war and related volatility makes global markets extremely sensitive to growing-season weather in other global grain producing regions and has led to a large risk premium in futures prices. The continued volatility in the global markets as a result of the war has adversely impacted our costs by driving up prices, raising inflation and increasing pressure on the supply of feed ingredients and energy products throughout the global markets. In the first quarter of 2024, Ukraine grain export volumes remained steady despite the ongoing conflict. Any remaining conflict-related supply constraints did not have a material impact on our costs during the first quarter.
In addition, the U.S. government and other governments in jurisdictions in which we operate have imposed sanctions and export controls against Russia, Belarus and interests therein and threatened additional sanctions and controls. The impact of these measures, now and in the future, could adversely affect our business, supply chain or customers.
Raw Materials and Pricing
Our U.S. and Mexico segments use corn and soybean meal as the main ingredients for feed production, while our Europe segment uses wheat, soybean meal and barley as the main ingredients for feed production.
U.S. commodity market prices for chicken products trended in line with the historical five-year average during the first half of the first quarter of 2024 before accelerating during the seasonal climb in the second half of the quarter. Prices as of the end of the first quarter of 2024 were above the historical five-year average. Per the April 2024 U.S. Department of

Agriculture (or “USDA”) report on poultry slaughter, estimated industry ready-to-cook production declined relative to prior year levels by 1.0%. The decrease is due to fewer head counts while average liveweights ended the first quarter in line with the prior year.
During the first quarter of 2024, the U.S. chicken market experienced robust volume demand, supported by growth in both the retail and foodservice distribution channels throughout the quarter. Export volume in shipments were lower than the five-year historical average, but relatively flat compared to prior year. Chicken cold storage inventories ended the quarter 10.5% below prior year levels after declining 12.8% from year-end 2023 levels due to growth in domestic demand and despite lower export volumes.
Domestic volume demand growth in foodservice distribution and retail were sufficient to absorb broiler production and reduce cold storage inventories of chicken at rates that allowed for U.S. chicken market pricing to see strong seasonal improvements ending the first quarter of 2024 above the historical five-year average.
During the first quarter of 2024, the U.K. chicken market volume was higher than in same quarter prior year while stagnant compared to fourth quarter of 2023. European supplies into U.K. are increasing slightly as other markets for the E.U. are declining. Our utilities and feed ingredient costs are lower relative to first quarter of 2023. We continue to focus on managing costs, including labor and yield efficiencies, agricultural performance and increasing operational efficiency through investments in capital projects.
Commodity prices for chicken in Mexico were above prior year prices throughout the quarter, but steadily declining and ended the quarter below end of 2023 levels.
Prices for the remainder of the year will depend on (1) the evolution of foodservice, retail and export meat demand and (2) factors such as government regulation, the ongoing Russia-Ukraine war, feed production input costs, further spread of avian influenza both domestically and abroad, uncertainty surrounding the general economy and overall protein supply.
U.K. market prices for pork products are flat to slightly higher than first quarter of 2023, while declining slightly from fourth quarter of 2023 per normal seasonal trends. The slight increase from prior continues the upward trend from 2022, reflecting pig reduction from a 15% reduction of the English sow herd since 2022. As the level of pigs stabilized, the pig prices have started to wear off and the E.U. pig price ended the quarter at 5% below the U.K. standard pig price. The pig supply is still shrinking and the first quarter of 2024 U.K. headkill is 5% below first quarter of 2023. U.K. pig farming became profitable in the second quarter of 2023 and remained profitable through the end of 2023.
U.K. prices for prepared foods have remained at elevated levels from inflationary pressure, primarily from increased pork prices. We continue to focus on partnering with our Key Customers and increasing operational efficiency.
Reportable Segments
We operate in three reportable segments: U.S., Europe (formerly known as “U.K. and Europe”), and Mexico. We measure segment profit as operating income. Certain corporate expenses are allocated to the Mexico and Europe reportable segments based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For additional information, see “Note 18. Reportable Segments” of our Condensed Consolidated Financial Statements included in this quarterly report.

Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 26, 2023
Net sales. Net sales generated in the three months ended March 31, 2024 increased $196.3 million, or 4.7%, from net sales generated in the three months ended March 26, 2023. The following table provides net sales information:

Sources of net sales	Three Months Ended March 31, 2024	Change from Three Months Ended March 26, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,579,332	$146,764	6.0%
Europe	1,267,903	28,639	2.3%
Mexico	514,699	20,903	4.2%
Total net sales	$4,361,934	$196,306	4.7%
U.S. Reportable Segment. U.S. net sales generated in the three months ended March 31, 2024 increased $146.8 million, or 6.0%, from U.S. net sales generated in the three months ended March 26, 2023 primarily due to an increase in net sales per pound of $102.3 million, or 4.2 percentage points, and an increase in sales volume of $44.5 million, or 1.8 percentage points. The increase in net sales per pound was driven primarily by favorable market pricing conditions. The first quarter average commodity chicken market prices were above both prior year and the historical five-year average.
Europe Reportable Segment. Europe net sales generated in the three months ended March 31, 2024 increased $28.6 million, or 2.3%, from Europe net sales generated in the three months ended March 26, 2023 primarily due to a favorable impact of foreign currency translation of $55.6 million, or 4.5 percentage points, and an increase in sales volume of $10.5 million, or 0.8 percentage points, partially offset by a decrease in net sales per pound of $37.5 million, or 3.0 percentage points. The decrease in net sales per pound was driven by mechanisms for cost recovery from feed ingredients, labor, utilities and other operating costs leading to a decrease in sales prices.
Mexico Reportable Segment. Mexico net sales generated in the three months ended March 31, 2024 increased $20.9 million, or 4.2%, from Mexico net sales generated in the three months ended March 26, 2023 primarily due to an increase from the impact of foreign currency remeasurement of $48.7 million, or 9.9 percentage points, and an increase in sales volume of $16.0 million, or 3.2 percentage points, partially offset by a decrease in net sales per pound of $43.8 million, or 8.9 percentage points. The increase in sales volume was due to a shift in product mix related to market demands, primarily due to increases in live chicken volume and imports volume. The decrease in net sales per pound resulted from a decrease in commodity prices.
Gross profit and cost of sales. Gross profit increased by $210.9 million, or 121.9%, from $173.0 million generated in the three months ended March 26, 2023 to $383.9 million generated in the three months ended March 31, 2024. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended March 31, 2024	Change from Three Months Ended March 26, 2023		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 31, 2024	March 26, 2023
	(In thousands, except percent data)
Net sales	$4,361,934	$196,306	4.7%	100.0%	100.0%
Cost of sales	3,978,025	(14,556)	(0.4)%	91.2%	95.8%
Gross profit	$383,909	$210,862	121.9%	8.8%	4.2%

Sources of gross profit	Three Months Ended March 31, 2024	Change from Three Months Ended March 26, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$237,292	$198,963	519.1%
Europe	92,165	7,972	9.5%
Mexico	54,452	3,940	7.8%
Elimination	—	(13)	(100.0)%
Total gross profit	$383,909	$210,862	121.9%

Sources of cost of sales	Three Months Ended March 31, 2024	Change from Three Months Ended March 26, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,342,040	$(52,199)	(2.2)%
Europe	1,175,738	20,667	1.8%
Mexico	460,247	16,963	3.8%
Elimination	—	13	(100.0)%
Total cost of sales	$3,978,025	$(14,556)	(0.4)%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended March 31, 2024 decreased $52.2 million, or 2.2%, from cost of sales incurred by our U.S. segment during the three months ended March 26, 2023. The decrease in cost of sales was primarily driven by a decrease in cost per pound sold of $96.0 million, or 4.0 percentage points, partially offset by an increase in sales volume of $43.8 million, or 1.8 percentage points. The decrease in cost per pound sold was driven by a decrease in live operations costs of $122.8 million, which resulted primarily from decreased feed ingredient costs. Prices for both corn and soy, our main ingredients in feed, were down versus prior year. The decrease in live operations costs within cost per pound sold was partially offset by an increase in cost of sales related to the prior year one-time recognition of business interruption insurance income of $25.9 million.
Europe Reportable Segment. Cost of sales incurred by our Europe operations during the three months ended March 31, 2024 increased $20.7 million, or 1.8%, from cost of sales incurred by our Europe segment during the three months ended March 26, 2023. The increase in cost of sales was primarily driven by the unfavorable impact of foreign currency translation of $51.6 million, or 4.5 percentage points, and an increase in sales volume of $9.6 million, or 0.8 percentage points, partially offset by a decrease in cost per pound sold of $40.3 million, or 3.5 percentage points. The decrease in cost per pound sold was driven by cost recovery from feed ingredients, labor, utilities and other operating costs and was partially offset by an increase related to the prior year one-time recognition of business interruption insurance income.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended March 31, 2024 increased $17.0 million, or 3.8%, from cost of sales incurred by our Mexico segment during the three months ended March 26, 2023. This increase was driven by an unfavorable impact of foreign currency remeasurement and an increase in volume of $43.6 million, or 9.8 percentage points, and $14.4 million, or 3.2 percentage points, respectively. These increases in cost of sales were partially offset by a decrease in cost per pound sold of $41.0 million, or 9.2 percentage points. The increase in sales volume was due to a shift in product mix related to market demands, primarily due to increases in live chicken volume and imports volume. The decrease in cost per pound sold resulted primarily from a decrease in commodity prices.
Operating income and SG&A expense. Operating income increased by $218.9 million, or 698.5%, from income of $31.3 million generated in the three months ended March 26, 2023 to income of $250.3 million generated in the three months ended March 31, 2024. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended March 31, 2024	Change from Three Months Ended March 26, 2023		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 31, 2024	March 26, 2023
	(In thousands, except percent data)
Gross profit	$383,909	$210,862	121.9%	8.8%	4.2%
SG&A expense	119,076	(14,602)	(10.9)%	2.7%	3.2%
Restructuring activities	14,559	6,533	81.4%	0.3%	0.2%
Operating income	$250,274	$218,931	698.5%	5.7%	0.8%

Sources of operating income	Three Months Ended March 31, 2024	Change from Three Months Ended March 26, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$179,417	$207,523	738.4%
Europe	31,116	5,855	23.2%
Mexico	39,741	5,566	16.3%
Eliminations	—	(13)	(100.0)%
Total operating income	$250,274	$218,931	698.5%

Sources of SG&A expense	Three Months Ended March 31, 2024	Change from Three Months Ended March 26, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$57,875	$(8,560)	(12.9)%
Europe	46,490	(4,416)	(8.7)%
Mexico	14,711	(1,626)	(10.0)%
Total SG&A expense	$119,076	$(14,602)	(10.9)%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended March 31, 2024 decreased $8.6 million, or 12.9%, from SG&A expense incurred by our U.S. reportable segment during the three months ended March 26, 2023. The decrease in SG&A expense resulted primarily from lower legal settlements and legal defense costs. Other factors affecting U.S. SG&A expense were individually immaterial.
Europe Reportable Segment. SG&A expense incurred by our Europe reportable segment during the three months ended March 31, 2024 decreased $4.4 million, or 8.7%, from SG&A expense incurred by our Europe segment during the three months ended March 26, 2023. The decrease in SG&A expense was primarily due to a decrease in salaries expense related to the Pilgrim's Europe central restructuring initiative. Other factors affecting Europe SG&A expense were individually immaterial.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended March 31, 2024 decreased approximately $1.6 million, or 10.0%, from SG&A expense incurred by our Mexico segment during the three months ended March 26, 2023. The primary driver of the decrease in SG&A expense was a decrease in marketing spend and labor costs. Other factors affecting Mexico SG&A expense were individually immaterial.
Restructuring activities. Losses on restructuring activities of $14.6 million were recognized in the three months ended March 31, 2024. These losses were incurred by our Europe reportable segment as a result of the beginning phases of the Pilgrim's Europe integration plan.
Net interest expense. Net interest expense decreased to $30.9 million recognized in the three months ended March 31, 2024 from $39.1 million recognized in the three months ended March 26, 2023. The decrease in net interest expense resulted primarily from an increase in interest income earned from investments in available-for-sale securities, and a decrease in interest expense.
Income taxes. Income tax expense increased to $52.1 million, a 22.9% effective tax rate, for the three months ended March 31, 2024 compared to an income tax benefit of $8.8 million, a 275.5% effective tax rate, for the three months ended March 26, 2023. The change from an income tax benefit to an income tax expense in 2024 resulted primarily from the increase in profit before income taxes.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of March 31, 2024:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents			$870.8
Borrowing arrangements:
U.S. Credit Facility(a)	$850.0	$—	825.2
Mexico Credit Facility(b)	67.0	—	67.0
Europe Credit Facility(c)	189.3	—	189.3
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at March 31, 2024 totaled $24.8 million.
(b)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $67.0 million (Mex$1.1 billion).
(c)The U.S. dollar-equivalent of the facility amount under the Europe Credit Facility is $189.3 million (£150 million).
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds

Cash Flows from Operating Activities	Three Months Ended
	March 31, 2024	March 26, 2023
	(In millions)
Net income	$174.9	$5.6
Net noncash expenses	127.3	65.4
Changes in operating assets and liabilities:
Trade accounts and other receivables	72.4	(132.8)
Inventories	114.5	(30.3)
Prepaid expenses and other current assets	(27.6)	(20.3)
Accounts payable, accrued expenses and other current liabilities	(212.8)	(43.6)
Income taxes	35.8	3.2
Long-term pension and other postretirement obligations	(1.3)	1.0
Other operating assets and liabilities	(12.2)	(9.9)
Cash provided by operating activities	$271.0	$(161.7)
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $127.3 million for the three months ended March 31, 2024. Net noncash expense items included depreciation and amortization of $103.4 million, deferred income tax expense of $15.5 million, stock-based compensation costs of $4.7 million, losses on property disposals of $1.8 million, loan cost amortization of $1.3 million, and accretion of discounts related to Senior Notes of $0.6 million. Other net noncash items were immaterial.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $72.4 million source of cash related to operating activities for the three months ended March 31, 2024. This change primarily resulted from a decrease in trade accounts receivable and receivables from insurance recoveries. The change in trade accounts and other receivables represented a $132.8 million use of cash related to operating activities for the three months ended March 26, 2023. This change primarily resulted from an increase in trade accounts receivable and receivables from insurance recoveries recognized in March 2023.

The change in inventories represented a $114.5 million source of cash related to operating activities for the three months ended March 31, 2024. This change resulted primarily from decreased raw materials and work-in-process and finished goods inventories primarily due to lower feed ingredient costs. The change in inventories represented a $30.3 million use of cash related to operating activities for the three months ended March 26, 2023. This change resulted primarily from increased raw material costs, such as feed ingredients, and increased finished goods inventories.
The change in prepaid expenses and other current assets represented a $27.6 million use of cash related to operating activities for the three months ended March 31, 2024. This change resulted primarily from an increase in prepaid indirect taxes in our Mexico and Europe reportable segments. The change in prepaid expenses and other current assets represented a $20.3 million use of cash related to operating activities for the three months ended March 26, 2023. This change resulted primarily from a net increase in VAT refund receivables.
The change in accounts payable, accrued expenses and other current liabilities represented a $212.8 million use of cash related to operating activities for the three months ended March 31, 2024. This change resulted primarily from timing of payments to our suppliers and a reduction in grain input costs. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities represented a $43.6 million use of cash related to operating activities for the three months ended March 26, 2023. This change resulted primarily from the payment of bonuses accrued in 2022.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $35.8 million and $3.1 million source of cash for the three months ended March 31, 2024 and March 26, 2023, respectively.

Cash Flows from Investing Activities	Three Months Ended
	March 31, 2024	March 26, 2023
	(In millions)
Acquisitions of property, plant and equipment	$(108.4)	$(131.7)
Proceeds from property disposals	2.2	12.6
Proceeds from property insurance recoveries	—	1.6
Cash used in investing activities	$(106.2)	$(117.5)
Capital expenditures were incurred for growth projects, such as the South Georgia protein conversion plant, and to improve operational efficiencies, system enhancement projects, and reduce costs for the three months ended March 31, 2024.
Capital expenditures for the three months ended March 26, 2023 were primarily incurred to improve operational efficiencies and reduce costs and also included investments in the Athens, GA plant expansion, the South Georgia protein conversion plant and other automation projects. Proceeds from property disposals for the three months ended March 26, 2023 were primarily for the sale of a farm in Mexico. Proceeds from property insurance recoveries for the three months ended March 26, 2023 reflects cash received on insurance claims related to the losses incurred from the Mayfield, Kentucky tornado that occurred in December 2021.

Cash Flows from Financing Activities	Three Months Ended
	March 31, 2024	March 26, 2023
	(In millions)
Proceeds (distribution) from Tax Sharing Agreement with JBS USA Holdings	$1.4	$(1.6)
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(0.1)	(6.5)
Proceeds from revolving line of credit and long-term borrowings	—	35.0
Cash provided by financing activities	$1.3	$26.9
The proceeds from the Tax Sharing Agreement with JBS USA Holdings were a payment of net tax incurred during the tax year 2023. Payments on revolving line of credit, long-term borrowings and finance lease obligations are primarily related to payments on finance lease obligations.
For the three months ended March 26, 2023, proceeds from revolving line of credit and long-term borrowings include the borrowing on the revolver under the U.S. Credit Facility of $35.0 million. Payments on revolving line of credit, long-term borrowings and finance lease obligations include a principal payment of $6.3 million on the U.S. term loan and payments of $0.2 million on finance leases. The Distribution from Tax Sharing Agreement with JBS USA Holdings is payment of net tax incurred during the tax year 2022 under the tax sharing agreement.

Long-Term Debt and Other Borrowing Arrangements
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and other term loan agreements. For a description, refer to “Note 12. Debt.”
Obligor Group Summarized Financial Information
All of the senior unsecured registered notes (collectively, the “Pilgrim’s Senior Notes”) issued by Pilgrim’s Pride Corporation prior to March 31, 2024 are fully and unconditionally guaranteed by Pilgrim’s Pride Corporation of West Virginia Inc., JFC LLC, Gold’n Plump Farms LLC and Gold’n Plump Poultry LLC (the “Subsidiary Guarantors”). As of the date of this report, there have been no significant changes to our senior unsecured reigstered notes from those described in “Part II, Item 8. Financial Statements and Supplementary Data-Note 13. Debt” in our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the “2023 Annual Report”).
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

Summarized Balance Sheets	March 31, 2024	December 31, 2023
	(In millions)
Current assets	$2,052	$2,106
Current assets due from non-obligated subsidiaries(a)	193	192
Current assets due from related parties(b)	2	—
Noncurrent assets	2,082	2,063
Current liabilities	1,254	1,384
Current liabilities due to non-obligated subsidiaries(a)	326	325
Current liabilities due to related parties(b)	6	32
Noncurrent liabilities	3,590	3,578
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-obligated subsidiaries.
(b)    Represents receivables due from and payables due to JBS affiliates.

Summarized Income Statements	Three Months Ended March 31, 2024
(In millions)
Net sales	$2,596
Gross profit(a)	239
Operating income	183
Net income	106
Net income attributable to Obligor Group	106
(a)     For the three months ended March 31, 2024, the Obligor Group recognized $46.0 million of net sales to the non-obligated subsidiaries and no purchases from the non-obligated subsidiaries.
Pillar II Tax Initiative
Starting in 2024, Pillar II legislation has come into effect in various countries, impacting multinational companies operating in these jurisdictions. As of March 31, 2024, the Company continues to monitor the impacts of Pillar II and has yet to identify any material impacts to the Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
See “Note 1. Business and Summary of Significant Accounting Policies” of our Condensed Consolidated Financial Statements included in this quarterly report for additional information relating to these recent accounting pronouncements.
Critical Accounting Policies and Estimates

As of the date of this report, there have been no significant changes to our critical accounting policies and estimates from those described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our 2023 Annual Report.
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction gains, (2) costs related to litigation settlements, (3) restructuring activities losses, and (4) net income attributable to noncontrolling interests. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

Three Months Ended
March 31, 2024
(In thousands)
Net income	$174,938
Add:
Interest expense, net	30,897
Income tax expense	52,062
Depreciation and amortization	103,350
EBITDA	361,247
Add:
Litigation settlements	940
Restructuring activities losses	14,559
Minus:
Foreign currency transaction gains	4,337
Net income attributable to noncontrolling interest	517
Adjusted EBITDA	$371,892

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

	Three Months Ended March 31, 2024
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$890,817	$89,082
Feed ingredient inventory(b)	158,418	15,842
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended March 31, 2024.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of March 31, 2024.

	March 31, 2024
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$40,762	$4,076
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of March 31, 2024.

Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $112.5 million as of March 31, 2024.
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
The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in the current exchange rate used to convert Mexican pesos to U.S. dollars as of March 31, 2024. However, fluctuations greater than 10% could occur. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

	Three Months Ended March 31, 2024
	Impact of 10% Deterioration in Exchange Rate	Impact of 10% Appreciation in Exchange Rate
	(In thousands, except for exchange rate data)
Foreign currency remeasurement gain (loss)	$(15,525)	$18,975
Exchange rate of Mexican peso to the U.S. dollar:
As reported	16.56	16.56
Hypothetical 10% change	18.21	14.90
Europe Foreign Investments
We are exposed to foreign exchange-related variability of investments and earnings from our Europe subsidiaries. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in exchange rates used to convert U.S. dollars to British pound and to euro, and the effect of this change on our Europe foreign investments.
Net Assets. As of March 31, 2024, our Europe subsidiaries that are denominated in British pounds had net assets of $4.2 billion. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our Europe subsidiaries by $386.1 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our Europe subsidiaries of $471.9 million.
Cash flow hedging transactions. We periodically enter into foreign currency forward contracts, which are designated and qualify as cash flow hedges, to hedge foreign currency risk on a portion of sales generated and purchases made by our Europe segment. A 10% weakening or strengthening of the U.S. dollar against the British pound and U.S. dollar against the euro would result in immaterial changes in the fair values of these derivative instruments. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.

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
Impact of Inflation
The U.S., Mexico and most of Europe continue to experience inflation at above-historical levels, though to a lesser degree than in the prior year. None of the locations in which we operate are experiencing hyperinflation. We have responded to these inflationary challenges by continuing negotiations with customers to recoup the extraordinary costs we have experienced. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.
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
•Extreme weather or natural disasters;
•The impact of uncertainties in litigation; and
•Other risks described herein and under “Risk Factors” in our 2023 Annual Report.
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
As of March 31, 2024, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, please see “ Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC.
ITEM 5.    OTHER INFORMATION
None of the Company’s directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.
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

PILGRIM’S PRIDE CORPORATION

Date: May 1, 2024	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)