Form 10-Q
period 2024-06-30
PILGRIMS PRIDE CORP
filed 2024-08-01
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______ to _______
Commission File number 1-9273

PILGRIM’S PRIDE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		75-1285071
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1770 Promontory Circle		80634-9038
Greeley	CO
(Address of principal executive offices)		(Zip code)
Registrant’s telephone number, including area code: (970) 506-8000
Former name, former address and former fiscal year, if changed since last report: Not Applicable
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	PPC	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of July 31, 2024, was 237,123,076.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$1,317,087	$697,748
Restricted cash and restricted cash equivalents	17,039	33,475
Trade accounts and other receivables, less allowance for credit losses	1,045,860	1,129,178
Accounts receivable from related parties	2,055	1,778
Inventories	1,806,244	1,985,399
Income taxes receivable	93,259	161,062
Prepaid expenses and other current assets	230,610	195,831
Total current assets	4,512,154	4,204,471
Deferred tax assets	31,980	4,890
Other long-lived assets	53,236	35,646
Operating lease assets, net	270,872	266,707
Intangible assets, net	828,902	853,983
Goodwill	1,258,285	1,286,261
Property, plant and equipment, net	3,123,028	3,158,403
Total assets	$10,078,457	$9,810,361

Accounts payable	$1,337,691	$1,410,576
Accounts payable to related parties	23,331	41,254
Revenue contract liabilities	67,176	84,958
Accrued expenses and other current liabilities	999,075	926,727
Income taxes payable	56,487	31,678
Current maturities of long-term debt	585	674
Total current liabilities	2,484,345	2,495,867
Noncurrent operating lease liabilities, less current maturities	212,219	203,348
Long-term debt, less current maturities	3,183,095	3,340,841
Deferred tax liabilities	419,366	385,548
Other long-term liabilities	33,951	40,180
Total liabilities	6,332,976	6,465,784
Common stock	2,621	2,620
Treasury stock	(544,687)	(544,687)
Additional paid-in capital	1,986,198	1,978,849
Retained earnings	2,571,797	2,071,073
Accumulated other comprehensive loss	(284,390)	(176,483)
Total Pilgrim’s Pride Corporation stockholders’ equity	3,731,539	3,331,372
Noncontrolling interest	13,942	13,205
Total stockholders’ equity	3,745,481	3,344,577
Total liabilities and stockholders’ equity	$10,078,457	$9,810,361
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
	(In thousands, except per share data)
Net sales	$4,559,314	$4,308,091	$8,921,248	$8,473,719
Cost of sales	3,867,688	4,029,666	7,845,713	8,022,247
Gross profit	691,626	278,425	1,075,535	451,472
Selling, general and administrative expense	214,161	148,436	333,237	282,114
Restructuring activities	36,675	29,718	51,234	37,744
Operating income	440,790	100,271	691,064	131,614
Interest expense, net of capitalized interest	31,201	47,152	72,444	89,814
Interest income	(15,863)	(7,628)	(26,209)	(11,228)
Foreign currency transaction losses (gains)	(2,225)	16,395	(6,562)	34,538
Miscellaneous, net	504	(1,331)	(2,782)	(23,984)
Income before income taxes	427,173	45,683	654,173	42,474
Income tax expense (benefit)	100,650	(15,225)	152,712	(24,065)
Net income	326,523	60,908	501,461	66,539
Less: Net income attributable to noncontrolling interests	220	452	737	896
Net income attributable to Pilgrim’s Pride Corporation	$326,303	$60,456	$500,724	$65,643

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	236,943	236,733	236,894	236,659
Effect of dilutive common stock equivalents	790	476	721	527
Diluted	237,733	237,209	237,615	237,186

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$1.38	$0.26	$2.11	$0.28
Diluted	$1.37	$0.25	$2.11	$0.28
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
	(In thousands)
Net income	$326,523	$60,908	$501,461	$66,539
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	(81,646)	101,281	(114,136)	143,925
Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	1,542	(1,677)	2,007	(1,659)
Reclassification to net earnings for gains realized	(1,020)	(285)	(2,061)	(349)
Available-for-sale securities:
Gains (losses) arising during the period	152	(94)	152	(54)
Income tax effect	(37)	23	(37)	13
Reclassification to net earnings for losses (gains) realized	(226)	47	(234)	29
Income tax effect	55	(12)	57	(7)
Defined benefit plans:
Gains arising during the period	3,980	5,760	8,119	9,993
Income tax effect	(981)	(2,546)	(2,035)	(3,127)
Reclassification to net earnings of losses realized	204	266	344	448
Income tax effect	(49)	(63)	(83)	(106)
Total other comprehensive income (loss), net of tax	(78,026)	102,700	(107,907)	149,106
Comprehensive income	248,497	163,608	393,554	215,645
Less: Comprehensive income attributable to noncontrolling interests	220	452	737	896
Comprehensive income attributable to Pilgrim’s Pride Corporation	$248,277	$163,156	$392,817	$214,749
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended June 30, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2023	261,931	$2,620	(25,142)	$(544,687)	$1,978,849	$2,071,073	$(176,483)	$13,205	$3,344,577
Net income	—	—	—	—	—	500,724	—	737	501,461
Other comprehensive loss, net of tax	—	—	—	—	—	—	(107,907)	—	(107,907)
Stock-based compensation plans:
Common stock issued under compensation plans	153	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	7,350	—	—	—	7,350
Balance at June 30, 2024	262,084	$2,621	(25,142)	$(544,687)	$1,986,198	$2,571,797	$(284,390)	$13,942	$3,745,481

Three Months Ended June 30, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 31, 2024	262,084	$2,621	(25,142)	$(544,687)	$1,983,592	$2,245,494	$(206,364)	$13,722	$3,494,378
Net income	—	—	—	—	—	326,303	—	220	326,523
Other comprehensive loss, net of tax	—	—	—	—	—	—	(78,026)	—	(78,026)
Stock-based compensation plans:
Requisite service period recognition	—	—	—	—	2,606	—	—	—	2,606
Balance at June 30, 2024	262,084	$2,621	(25,142)	$(544,687)	$1,986,198	$2,571,797	$(284,390)	$13,942	$3,745,481

Six Months Ended June 25, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 25, 2022	261,611	$2,617	(25,142)	$(544,687)	$1,969,833	$1,749,499	$(336,448)	$12,462	$2,853,276
Net income	—	—	—	—	—	65,643	—	896	66,539
Other comprehensive income, net of tax	—	—	—	—	—	—	149,106	—	149,106
Stock-based compensation plans:
Common stock issued under compensation plans	264	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	3,667	—	—	—	3,667
Balance at June 25, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,973,498	$1,815,142	$(187,342)	$13,358	$3,072,588

Three Months Ended June 25, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 26, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,971,038	$1,754,686	$(290,042)	$12,906	$2,906,520
Net income	—	—	—	—	—	60,456	—	452	60,908
Other comprehensive income, net of tax	—	—	—	—	—	—	102,700	—	102,700
Stock-based compensation plans:
Requisite service period recognition	—	—	—	—	2,460	—	—	—	2,460
Balance at June 25, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,973,498	$1,815,142	$(187,342)	$13,358	$3,072,588
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2024	June 25, 2023
	(In thousands)
Cash flows from operating activities:
Net income	$501,461	$66,539
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	211,298	203,114
Asset Impairment	13,412	4,011
Gain on early extinguishment of debt recognized as a component of interest expense	(11,159)	—
Deferred income tax expense (benefit)	8,952	(56,151)
Stock-based compensation	6,811	3,300
Loss (gain) on property disposals	2,715	(9,316)
Loan cost amortization	2,573	4,733
Accretion of discount related to Senior Notes	1,289	980
Loss (gain) on equity-method investments	(3)	328
Changes in operating assets and liabilities:
Trade accounts and other receivables	62,350	(54,971)
Inventories	146,189	(45,242)
Prepaid expenses and other current assets	(43,532)	(27,754)
Accounts payable, accrued expenses and other current liabilities	14,290	5,139
Income taxes	88,631	9,933
Long-term pension and other postretirement obligations	3,652	944
Other operating assets and liabilities	(19,273)	(16,246)
Cash provided by operating activities	989,656	89,341
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(213,247)	(286,630)
Proceeds from property disposals	4,551	15,008
Proceeds from insurance recoveries	—	20,681
Cash used in investing activities	(208,696)	(250,941)
Cash flows from financing activities:
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(150,895)	(565,658)
Proceeds from revolving line of credit and long-term borrowings	—	1,078,032
Proceeds from contribution (payment of distribution) of capital under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	1,425	(1,592)
Payments on early extinguishment of debt	(200)	—
Payments of capitalized loan costs	(16)	(10,353)
Cash provided by (used in) financing activities	(149,686)	500,429
Effect of exchange rate changes on cash and cash equivalents	(28,371)	3,422
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	602,903	342,251
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	731,223	434,759
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,334,126	$777,010
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to over 110 countries. Our fresh products consist of refrigerated whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork, and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meatballs. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in the U.S., the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of June 30, 2024, Pilgrim’s had approximately 62,400 employees and had the capacity to process approximately 41.3 million birds per 5-day work week. Approximately 4,400 contract growers supply chicken for the Company’s operations. As of June 30, 2024, PPC had the capacity to process approximately 42,750 pigs per 5-day work week and 215 contract growers supply pigs for the Company’s U.K. operations. As of June 30, 2024, JBS S.A., through its indirect wholly-owned subsidiaries (collectively, “JBS”), beneficially owned 82.5% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 29, 2024. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2024) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The six months ended June 30, 2024 represents the period from January 1, 2024 through June 30, 2024. The six months ended June 25, 2023 represents the period from December 26, 2022 through June 25, 2023.
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
The functional currency of the Company’s U.S. operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and the Republic of Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company’s operations in France, the Netherlands and the Republic of Ireland is the euro. The Company has determined that there was a significant change in economic factors that necessitated a reassessment of the appropriate functional currency of the Mexico reportable segment. The primary economic factors driving the change include 1) the recent sustained, historical strengthening of the Mexican peso against the U.S. dollar and against other global currencies without a correlated impact on the average product sales prices of our Mexico operations and 2) a shift in the proportional volume of spend we have that is denominated in Mexican peso in relation to spend that is denominated in U.S. dollar. As a result of this reassessment, on April 1, 2024, the Company changed the functional currency of its Mexico operations from U.S. dollar to the Mexican peso. The change in the functional currency was accounted for on April 1, 2024, and did not have a material impact on our consolidated financial statements. For foreign currency-denominated entities, including the Company’s Mexico operations after April 1, 2024, translation from local currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. For the Company’s Mexico operations prior to April 1, 2024, remeasurement from the Mexican peso to U.S. dollars was performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement was performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts were remeasured using average exchange rates for the period. Net adjustments that resulted from remeasurement of the financial records, as well as foreign currency transaction gains and losses, are reflected in Foreign currency transaction losses (gains) in the Condensed Consolidated Statements of Income.
Restricted Cash and Restricted Cash Equivalents
The Company is required to maintain cash balances with brokers as collateral for exchange-traded futures contracts. These balances are classified as restricted cash as they are not available for use by the Company to fund daily operations. The balance of restricted cash and restricted cash equivalents may also include investments in U.S. Treasury Bills that qualify as restricted cash equivalents, as required by the brokers, to offset the obligation to return cash collateral.
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$1,317,087	$697,748
Restricted cash and restricted cash equivalents	17,039	33,475
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$1,334,126	$731,223
Recent Accounting Pronouncements Not Yet Adopted as of June 30, 2024
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional disclosures for reportable segments. The guidance requires disclosures about significant segment expenses that are regularly provided to the chief operating decision maker along with additional measures of segment profit that are regularly used by the chief operating decision maker in assessing segment performance and deciding how to allocate resources. The provisions of the new guidance will be effective for years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. The Company plans to adopt this guidance for the annual reporting period of the current fiscal year and is still assessing the impacts on our Consolidated Financial Statements.
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
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended June 30, 2024
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$2,201,918	$254,325	$119,964	$87,758	$2,663,965
Europe	286,656	877,312	109,304	28,269	1,301,541
Mexico	508,721	56,075	—	29,012	593,808
Total net sales	$2,997,295	$1,187,712	$229,268	$145,039	$4,559,314

	Three Months Ended June 25, 2023
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$1,992,208	$221,655	$139,498	$92,847	$2,446,208
Europe	280,707	878,720	117,103	34,220	1,310,750
Mexico	473,742	49,848	—	27,543	551,133
Total net sales	$2,746,657	$1,150,223	$256,601	$154,610	$4,308,091

	Six Months Ended June 30, 2024
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$4,315,541	$523,315	$228,762	$175,679	$5,243,297
Europe	557,804	1,722,308	227,755	61,577	2,569,444
Mexico	938,873	111,595	—	58,039	1,108,507
Total net sales	$5,812,218	$2,357,218	$456,517	$295,295	$8,921,248

	Six Months Ended June 25, 2023
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$3,935,994	$466,456	$267,773	$208,553	$4,878,776
Europe	545,370	1,710,449	234,724	59,471	2,550,014
Mexico	885,661	96,204	—	63,064	1,044,929
Total net sales	$5,367,025	$2,273,109	$502,497	$331,088	$8,473,719

Additional disaggregation of revenue by sales channel is provided below:

	Three Months Ended June 30, 2024
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,395,222	$1,038,749	$119,964	$110,030	$2,663,965
Europe	821,785	229,800	109,304	140,652	1,301,541
Mexico(a)	137,241	277,533	—	179,034	593,808
Total net sales	$2,354,248	$1,546,082	$229,268	$429,716	$4,559,314

	Three Months Ended June 25, 2023
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,214,658	$959,141	$139,498	$132,911	$2,446,208
Europe	820,452	234,680	117,103	138,515	1,310,750
Mexico(a)	123,718	271,570	—	155,845	551,133
Total net sales	$2,158,828	$1,465,391	$256,601	$427,271	$4,308,091

	Six Months Ended June 30, 2024
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$2,788,799	$1,998,888	$228,762	$226,848	$5,243,297
Europe	1,634,043	431,627	227,755	276,019	2,569,444
Mexico(a)	272,372	517,262	—	318,873	1,108,507
Total net sales	$4,695,214	$2,947,777	$456,517	$821,740	$8,921,248

	Six Months Ended June 25, 2023
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$2,473,528	$1,853,474	$267,773	$284,001	$4,878,776
Europe	1,585,676	454,007	234,724	275,607	2,550,014
Mexico(a)	224,419	512,487	—	308,023	1,044,929
Total net sales	$4,283,623	$2,819,968	$502,497	$867,631	$8,473,719
(a)Included in Mexico foodservice channel are sales to wholesale public meat markets that typically sell product on to foodservice customers. Included in Mexico other channel are sales to live chicken markets.
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
Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 31, 2023	$84,958
Revenue recognized	(79,999)
Cash received, excluding amounts recognized as revenue during the period	62,217
Balance as of June 30, 2024	$67,176
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
Undesignated contracts may include contracts not designated as hedges or contracts that do not qualify for hedge accounting. The fair value of each of these derivatives is recognized in the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of each derivative are recognized immediately in the Condensed Consolidated Statements of Income within Net sales, Cost of sales, or Foreign currency transaction losses (gains) depending on the risk the derivative is intended to mitigate. While management believes these instruments help mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive record keeping requirements.
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
We have generally applied the normal purchase and normal sale scope exception (“NPNS”) to our forward physical grain purchase contracts delivered by truck and to our forward physical natural gas and solar-generated power purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, amounts payable under these contracts are recorded when we take delivery of the contracted product and no amounts were recorded for the fair value of these contracts in the condensed consolidated financial statements at June 30, 2024 and December 31, 2023.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	June 30, 2024	December 31, 2023
	(In thousands)
Fair values:
Commodity derivative assets	$5,176	$1,202
Commodity derivative liabilities	(16,594)	(17,118)
Foreign currency derivative assets	223	175
Foreign currency derivative liabilities	(826)	(723)
Sales contract derivative assets	4,493	960
Cash collateral posted with brokers(a)	17,039	33,475
Derivatives coverage(b):
Corn	12.1%	10.9%
Soybean meal	17.5%	39.6%
Period through which stated percent of needs are covered:
Corn	July 2025	July 2024
Soybean meal	March 2025	March 2024
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
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended		Six Months Ended
Gains (Losses) by Type of Contract (a)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Foreign currency derivatives loss	$—	$(28,551)	$—	$(47,654)	Foreign currency transaction losses
Commodity derivative gain (loss)	(6,146)	188	(16,194)	(16,347)	Cost of sales
Sales contract derivative gain (loss)	1,438	(1,637)	3,533	2,528	Net sales
Total	$(4,708)	$(30,000)	$(12,661)	$(61,473)
(a)Amounts represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
	(In thousands)
Foreign currency derivative gains (losses)	$1,545	$16	$2,000	$(1,648)

	Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended June 30, 2024			Three Months Ended June 25, 2023
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,559,314	$3,867,688	$31,201	$4,308,091	$4,029,666	$47,152
Impact from cash flow hedging instruments:
Foreign currency derivatives	915	(105)	—	120	56	—
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales and interest expense.

	Gains (Losses) Reclassified from AOCI into Income
	Six Months Ended June 30, 2024			Six Months Ended June 25, 2023
	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)	Net sales(a)	Cost of sales(b)	Interest expense, net of capitalized interest(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$8,921,248	$7,845,713	$72,444	$8,473,719	$8,022,247	$89,814
Impact from cash flow hedging instruments:
Foreign currency derivatives	1,956	(105)	—	335	(14)	—
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales and interest expense.
At June 30, 2024, there was a $2.0 million pre-tax deferred net loss on foreign currency derivatives recorded in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred loss to earnings.

4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Trade accounts receivable	$1,012,963	$1,027,916
Notes receivable from third parties	13,065	51,168
Other receivables	27,409	59,435
Receivables, gross	1,053,437	1,138,519
Allowance for credit losses	(7,577)	(9,341)
Receivables, net	$1,045,860	$1,129,178

Accounts receivable from related parties(a)	$2,055	$1,778
(a)    Additional information regarding accounts receivable from related parties is included in “Note 17. Related Party Transactions.”
Activity in the allowance for credit losses was as follows:

Six Months Ended
June 30, 2024
(In thousands)
Balance, beginning of period	$(9,341)
Provision released to operating results	1,492
Account write-offs and recoveries	36
Effect of exchange rate	236
Balance, end of period	$(7,577)
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
5.     INVENTORIES
Inventories consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Raw materials and work-in-process	$1,060,418	$1,158,467
Finished products	564,017	642,028
Operating supplies	71,293	75,530
Maintenance materials and parts	110,516	109,374
Total inventories	$1,806,244	$1,985,399
6.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$1,232,700	$1,232,893	$324,808	$324,947

Interest income and gross realized gains during the three and six months ended June 30, 2024 related to the Company’s available-for-sale securities were $13.1 million and $21.1 million, while interest income and gross realized gains during the three and six months ended June 25, 2023 were $4.4 million and $6.3 million. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the six months ended June 30, 2024 and June 25, 2023 that have been included in AOCI and the net amount of gains and losses reclassified out of AOCI to earnings during the six months ended June 30, 2024 and June 25, 2023 are disclosed in “Note 13. Stockholders’ Equity.”
7.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the six months ended June 30, 2024 was as follows:

	December 31, 2023	Currency Translation	June 30, 2024
	(In thousands)
U.S.	$41,936	$—	$41,936
Europe	1,116,521	(10,610)	1,105,911
Mexico	127,804	(17,366)	110,438
Total	$1,286,261	$(27,976)	$1,258,285
Intangible assets consisted of the following:

	December 31, 2023	Amortization	Currency Translation	June 30, 2024
	(In thousands)
Cost:
Trade names not subject to amortization	$580,473	$—	$(6,413)	$574,060
Trade names subject to amortization	112,681	—	(367)	112,314
Customer relationships	441,719	—	(5,805)	435,914
Accumulated amortization:
Trade names	(57,762)	(1,938)	52	(59,648)
Customer relationships	(223,128)	(14,192)	3,582	(233,738)
Intangible assets, net	$853,983	$(16,130)	$(8,951)	$828,902
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
At June 30, 2024, the Company assessed if events or changes in circumstances indicated that any asset group-level carrying amounts of its goodwill and intangible assets might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its goodwill or intangible assets at that date. The Company will perform its annual tests of recoverability of goodwill and trade names not subject to amortization in the fourth quarter of 2024, which if there were to be an impairment could be material.

8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Land	$269,788	$273,846
Buildings	2,182,470	2,170,716
Machinery and equipment	4,043,853	3,953,008
Autos and trucks	97,873	93,858
Finance lease assets	4,736	5,550
Construction-in-progress	377,021	458,146
PP&E, gross	6,975,741	6,955,124
Accumulated depreciation	(3,852,713)	(3,796,721)
PP&E, net	$3,123,028	$3,158,403
The Company recognized depreciation expense of $99.9 million and $96.4 million during the three months ended June 30, 2024 and June 25, 2023, respectively. The Company recognized depreciation expense of $195.2 million and $186.4 million during the six months ended June 30, 2024 and June 25, 2023, respectively.
During the six months ended June 30, 2024, the Company incurred $200.0 million on capital projects and transferred $278.7 million of completed projects from construction-in-progress to depreciable assets. During the six months ended June 25, 2023, the Company spent $286.6 million on capital projects and transferred $174.5 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures in accounts payable and accrued expenses for the periods ended June 30, 2024 and December 31, 2023 were $33.7 million and $46.9 million, respectively.
During the three and six months ended June 30, 2024, the Company sold certain PP&E for $2.3 million and $4.6 million, respectively, in cash and recognized a net loss of $0.9 million and $2.7 million, respectively, on these sales. During the three and six months ended June 25, 2023, the Company sold certain PP&E for $2.4 million and $15.0 million, respectively, in cash and recognized a net immaterial loss and a net gain of $9.3 million, respectively, on these sales.
The Company has closed or idled various facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of June 30, 2024, the carrying amounts of these idled assets totaled $56.1 million based on depreciable value of $208.5 million and accumulated depreciation of $152.4 million. Idled asset values include those assets that are no longer in use as a result of the recent restructuring activities of our Europe reportable segment. During the six months ended June 30, 2024, the Company recognized an additional impairment loss on PP&E of $13.4 million incurred as a result of those restructuring activities. Additional information regarding restructuring activities is included in “Note 16. Restructuring-Related Activities.”
As of June 30, 2024, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its PP&E held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its PP&E held for use at that date.

9.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	June 30, 2024	December 31, 2023
	(In thousands)
Accounts payable:
Trade accounts payable	$1,211,673	$1,294,830
Book overdrafts	95,353	90,612
Other payables	30,665	25,134
Total accounts payable	1,337,691	1,410,576
Accounts payable to related parties(a)	23,331	41,254
Revenue contract liabilities(b)	67,176	84,958
Accrued expenses and other current liabilities:
Compensation and benefits	266,223	249,474
Litigation settlements(c)	145,430	73,330
Accrued sales rebates	116,575	104,390
Insurance and self-insured claims	88,259	76,287
Current maturities of operating lease liabilities	62,621	67,440
Interest and debt-related fees	53,549	71,508
Taxes	45,558	37,635
Derivative liabilities(d)	17,419	17,841
Other accrued expenses	203,441	228,822
Total accrued expenses and other current liabilities	999,075	926,727
Total	$2,427,273	$2,463,515
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
10.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for confirmed invoices from participating suppliers to a financing entity. Maturity dates are generally between 65-120 days and we pay either the supplier or the financing entity depending on the supplier’s election. As of June 30, 2024 and December 31, 2023, the outstanding balance of confirmed invoices was $204.0 million and $192.7 million, respectively, and are included in Accounts payable in the Condensed Consolidated Balance Sheets.

11.    INCOME TAXES
The Company recorded income tax expense of $152.7 million, a 23.3% effective tax rate, for the six months ended June 30, 2024 compared to an income tax benefit of $24.1 million, a (56.7)% effective tax rate, for the six months ended June 25, 2023. The change from an income tax benefit to income tax expense in 2024 resulted primarily from the increase of profit before income taxes, the statutory reporting adjustment on prior year deferred tax assets in a corporate legal entity, and the intercompany dividend distributions from the Company’s Mexico reportable segment to the U.S. reportable segment.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 30, 2024, the Company did not believe it had sufficient positive evidence to conclude that a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the six months ended June 30, 2024 and June 25, 2023, there is a tax effect of $(2.1) million and $(3.2) million, respectively, reflected in other comprehensive income.
For the six months ended June 30, 2024 and June 25, 2023, there are immaterial tax effects reflected in income tax expense (benefit) due to excess tax windfalls and shortfalls related to stock-based compensation.
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
12.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	June 30, 2024	December 31, 2023
		(In thousands)
Senior notes payable, net of discount, at 6.875%	2034	$490,868	$490,408
Senior notes payable, net of discount, at 6.25%	2033	974,052	993,595
Senior notes payable at 3.50%	2032	900,000	900,000
Senior notes payable, net of discount, at 4.25%	2031	850,593	992,711
U.S. Credit Facility (defined below) at SOFR plus 1.35%	2028	—	—
Europe Credit Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.35%	2026	—	—
Finance lease obligations	Various	2,103	2,486
Long-term debt		3,217,616	3,379,200
Less: Current maturities of long-term debt		(585)	(674)
Long-term debt, less current maturities		3,217,031	3,378,526
Less: Capitalized financing costs		(33,936)	(37,685)
Long-term debt, less current maturities, net of capitalized financing costs		$3,183,095	$3,340,841

Bond Repurchase Program
On May 1, 2024, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate $200.0 million of the Company’s outstanding senior notes. During the three months ended June 30, 2024, the Company repurchased $143.6 million of outstanding principal of the Senior Notes due 2031 and $20.0 million of outstanding principal of the Senior Notes due 2033, resulting in gross realized gains of $13.7 million. The gross realized gains on early extinguishment of debt are recognized as a reduction in interest expense. The original discount and capitalized financing costs of $1.1 million and $1.2 million associated with the amounts repurchased, respectively, are partially offsetting the gross gains on early extinguishment of debt, along with a nominal amount of transaction fees.
U.S. Credit Facility
On October 4, 2023, the Company and certain of the Company’s subsidiaries entered into a Revolving Syndicated Facility Agreement (the “U.S. Credit Facility”) with CoBank, ACB as administrative agent and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $850.0 million. The loan commitment matures on October 4, 2028. The U.S. Credit Facility is unsecured and will be used for general corporate purposes. Outstanding borrowings under the U.S. Credit Facility bear interest at a per annum rate equal to either the Secured Overnight Financing Rate (“SOFR”) or the prime rate plus applicable margins based on the Company’s credit ratings. As of June 30, 2024, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $24.8 million and $825.2 million, respectively, and there were no outstanding borrowings under this agreement.
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
Europe Credit Facility
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “Europe Credit Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Europe Credit Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the current Sterling Overnight Index Average (“SONIA”) interest rate plus 1.25%. All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of June 30, 2024, both the U.S. dollar-equivalent loan commitment and borrowing availability were $189.7 million and there were no outstanding borrowings under this agreement.
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
Mexico Credit Facility
On August 15, 2023, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA México as lender. The loan commitment under the Mexico Credit Facility is Mex$1.1 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to The Interbank Equilibrium Interest (“TIIE”) rate plus 1.35%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on August 15, 2026. As of June 30, 2024, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $60.6 million. As of June 30, 2024, there were no outstanding borrowings under the Mexico Credit Facility. The Company is currently in compliance with the covenants under the Mexico Credit Facility.

13.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Six Months Ended June 30, 2024
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(114,850)	$(1,914)	$(59,714)	$(5)	$(176,483)
Other comprehensive income (loss) before reclassifications	(114,136)	2,000	5,692	115	(106,329)
Amounts reclassified from accumulated other comprehensive loss (gain) to net income	—	(2,061)	261	(177)	(1,977)
Currency translation	—	7	392	—	399
Net current period other comprehensive income (loss)	(114,136)	(54)	6,345	(62)	(107,907)
Balance, end of period	$(228,986)	$(1,968)	$(53,369)	$(67)	$(284,390)

	Six Months Ended June 25, 2023
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(269,825)	$(1,162)	$(65,447)	$(14)	$(336,448)
Other comprehensive income (loss) before reclassifications	143,925	(1,648)	7,207	(41)	149,443
Amounts reclassified from accumulated other comprehensive loss (gain) to net income	—	(349)	342	22	15
Currency translation	—	(11)	(341)	—	(352)
Net current period other comprehensive income (loss)	143,925	(2,008)	7,208	(19)	149,106
Balance, end of period	$(125,900)	$(3,170)	$(58,239)	$(33)	$(187,342)

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Six Months Ended June 30, 2024	Six Months Ended June 25, 2023	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gains on settlement of foreign currency derivatives classified as cash flow hedges	$1,956	$335	Net sales
Realized gains on settlement of foreign currency derivatives classified as cash flow hedges	105	14	Cost of sales
Realized gains (losses) on sale of securities	234	(29)	Interest income
Amortization of pension and other postretirement plan actuarial losses(b)	(344)	(448)	Miscellaneous, net
Total before tax	1,951	(128)
Tax benefit	26	113
Total reclassification for the period	$1,977	$(15)
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
Restrictions on Dividends
The U.S. Credit Facility and the indentures governing the Company’s senior notes may restrict the Company from declaring dividends. Additionally, the Europe Credit Facility may restrict MPH(E) and other Pilgrim’s entities located in the U.K. and Republic of Ireland to, among other things, make payments and distributions to the Company.
14.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees, the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees, the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $7.4 million and $7.8 million in the three months ended June 30, 2024 and June 25, 2023, respectively, and $18.6 million and $15.4 million in the six months ended June 30, 2024 and June 25, 2023, respectively.
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Six Months Ended
	June 30, 2024		June 25, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$237,508	$1,160	$236,147	$1,169
Interest cost	4,949	22	5,097	22
Actuarial gain	(10,243)	(19)	(11,029)	(8)
Benefits paid	(7,273)	(78)	(7,437)	(73)
Currency translation loss (gain)	(7)	—	3,018	—
Projected benefit obligation, end of period	$224,934	$1,085	$225,796	$1,110

	Six Months Ended
	June 30, 2024		June 25, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in plan assets
Fair value of plan assets, beginning of period	$225,451	$—	$210,133	$—
Actual return on plan assets	2,931	—	3,972	—
Contributions by employer	3,431	78	3,249	73
Benefits paid	(7,273)	(78)	(7,437)	(73)
Expenses paid from assets	(192)	—	(146)	—
Currency translation gain	50	—	2,700	—
Fair value of plan assets, end of period	$224,398	$—	$212,471	$—

	June 30, 2024		December 31, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Funded status
Unfunded benefit obligation, end of period	$(536)	$(1,085)	$(12,057)	$(1,160)

	June 30, 2024		December 31, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period
Noncurrent asset	$1,593	$—	$—	$—
Current liability	(237)	(187)	(7,717)	(187)
Long-term liability	(1,892)	(898)	(4,340)	(973)
Net financial position	$(536)	$(1,085)	$(12,057)	$(1,160)

	June 30, 2024		December 31, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in accumulated other comprehensive loss at end of period
Net actuarial loss (gain)	$31,779	$(106)	$40,487	$(87)
The accumulated benefit obligation for the Company’s defined benefit pension plans was $224.9 million and $237.5 million at June 30, 2024 and December 31, 2023, respectively.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended				Six Months Ended
	June 30, 2024		June 25, 2023		June 30, 2024		June 25, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$2,683	$13	$2,783	$13	$4,949	$22	$5,097	$22
Estimated return on plan assets	(2,756)	—	(2,531)	—	(5,203)	—	(4,753)	—
Expenses paid from assets	132	—	52	—	192	—	146	—
Amortization of net loss	199	—	261	—	335	—	440	—
Amortization of past service cost	5	—	4	—	9	—	8	—
Net costs(a)	$263	$13	$569	$13	$282	$22	$938	$22
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	June 30, 2024		December 31, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period
Discount rate	5.34%	5.47%	4.81%	5.06%

	Six Months Ended
	June 30, 2024		June 25, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost
Discount rate	4.84%	5.06%	5.05%	5.16%
Expected return on plan assets	5.07%	N/A	4.98%	N/A

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Six Months Ended
	June 30, 2024		June 25, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$40,487	$(87)	$48,121	$(66)
Amortization	(344)	—	(448)	—
Actuarial gain	(10,244)	(19)	(11,029)	(8)
Asset loss	2,271	—	781	—
Currency translation loss (gain)	(391)	—	306	—
Net actuarial loss (gain), end of period	$31,779	$(106)	$37,731	$(74)
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $7.6 million in the three months ended June 30, 2024 and $17.5 million in the six months ended June 30, 2024.
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
As of June 30, 2024 and December 31, 2023, the Company held fixed income securities, derivative assets and derivative liabilities that were required to be measured at fair value on a recurring basis. Fixed income securities consist of investments, such as money market funds and commercial paper. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk.

The following items were measured at fair value on a recurring basis:

	June 30, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Fixed income securities	$1,232,893	$—	$1,232,893	$324,947	$—	$324,947
Commodity derivative assets	5,176	—	5,176	1,202	—	1,202
Foreign currency derivative assets	223	—	223	175	—	175
Sales contract derivative assets	—	4,493	4,493	—	960	960
Liabilities:
Commodity derivative liabilities	(16,594)	—	(16,594)	(17,118)	—	(17,118)
Foreign currency derivative liabilities	(826)	—	(826)	(723)	—	(723)
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
The carrying amounts and estimated fair values of our debt obligations recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(900,000)	$(761,616)	$(900,000)	$(760,203)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(850,593)	(779,956)	(992,711)	(902,650)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(974,052)	(994,896)	(993,595)	(1,029,020)
Fixed-rate senior notes payable at 6.875%, at Level 2 inputs	(490,868)	(530,400)	(490,408)	(540,230)
See “Note 12. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at June 30, 2024 or December 31, 2023, as applicable.
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

16.    RESTRUCTURING-RELATED ACTIVITIES
In 2022, the Company began restructuring initiatives in its Europe reportable segment. Additional restructuring initiatives also commenced in 2023 and 2024. The purpose of our ongoing restructuring activities is to integrate central operations and reallocate processing capacities between production facilities resulting in closures of some facilities in the Europe reportable segment.
The following table provides a summary of our estimates of timelines and costs associated with these restructuring initiatives by major type of cost:

	Moy Park	Pilgrim’s Pride Ltd.	Pilgrim’s Food Masters 2022	Pilgrim’s Food Masters 2023	Pilgrim’s Food Masters 2024	Pilgrim’s Europe Central	Total
	(In thousands)
Earliest implementation date	October 2022	November 2022	December 2022	October 2023	April 2024	January 2024
Expected predominant completion date	June 2023	July 2023	July 2023	March 2024	December 2024	December 2024
Costs incurred and expected to be incurred:
Employee-related costs	$11,103	$20,444	$14,490	$3,027	$30,052	$25,197	$104,313
Asset impairment costs	3,476	7,111	4,141	—	4,477	1,824	21,029
Contract termination costs	248	263	—	—	548	—	1,059
Other exit and disposal costs (a)	6,245	5,344	6,330	—	2,404	658	20,981
Total exit and disposal costs (b)	$21,072	$33,162	$24,961	$3,027	$37,481	$27,679	$147,382
Costs incurred since earliest implementation date:
Employee-related costs	$11,103	$20,444	$14,490	$3,027	$12,223	$21,779	$83,066
Asset impairment costs	3,476	7,111	4,141	—	4,477	1,824	21,029
Contract termination costs	248	263	—	—	548	—	1,059
Other exit and disposal costs (a)	6,245	5,344	6,330	—	2,404	569	20,892
Total exit and disposal costs	$21,072	$33,162	$24,961	$3,027	$19,652	$24,172	$126,046
(a)Comprised of other costs directly related to the restructuring initiatives including Moy Park flock depletion, the write-off of Pilgrim’s Pride Ltd. prepaid maintenance costs and Pilgrim’s Food Masters consulting fees.
(b)All costs, except for asset impairment costs, are estimated to result in cash outlays.
During the six months ended June 30, 2024, the Company recognized the following expenses and paid the following cash related to each restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Moy Park	$—	$659
Pilgrim’s Pride Ltd.	7,410	704
Pilgrim’s Food Masters 2022	—	1,625
Pilgrim’s Food Masters 2023	—	2,140
Pilgrim’s Food Masters 2024	19,652	4,925
Pilgrim’s Europe Central	24,172	19,483
Total	$51,234	$29,536
These expenses are reported in the line item Restructuring activities on the Condensed Consolidated Statements of Income.

The following table reconciles liabilities and reserves associated with each restructuring initiative from its respective inception to June 30, 2024. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in our Condensed Consolidated Balance Sheets. The ending reserve balance for asset impairments is reported in the line item Property, plant and equipment, net in our Condensed Consolidated Balance Sheets.

	Moy Park
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of June 30, 2024
	(In thousands)
Other charges	$2,644	$—	$(659)	$(21)	$1,964
Contract termination	144	—	—	(1)	143
Total	$2,788	$—	$(659)	$(22)	$2,107

	Pilgrim’s Pride Ltd.
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of June 30, 2024
	(In thousands)
Employee retention benefits	$35	$(35)	$—	$—	$—
Severance	734	380	(550)	(4)	560
Asset impairment	—	7,111	(7,111)	—	—
Inventory adjustments	294	141	(432)	(3)	—
Lease termination	164	372	(93)	—	443
Other charges	752	(559)	(61)	(8)	124
Total	$1,979	$7,410	$(8,247)	$(15)	$1,127

	Pilgrim’s Food Masters 2022
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of June 30, 2024
	(In thousands)
Severance	$1,281	$—	$(1,276)	$(5)	$—
Inventory adjustments	65	—	(63)	(2)	—
Lease termination	1,289	—	(1,284)	(5)	—
Other charges	685	—	(349)	(3)	333
Total	$3,320	$—	$(2,972)	$(15)	$333

	Pilgrim’s Food Masters 2023
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of June 30, 2024
	(In thousands)
Employee retention benefits	$522	$—	$(517)	$(5)	$—
Severance	1,636	—	(1,623)	(13)	—
Total	$2,158	$—	$(2,140)	$(18)	$—

	Pilgrim’s Food Masters 2024
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of June 30, 2024
	(In thousands)
Employee retention benefits	$—	$212	$—	$—	$212
Severance	—	12,011	(3,949)	16	8,078
Asset impairment	—	4,477	(4,477)	—	—
Lease termination	—	548	(548)	—	—
Other charges	—	2,404	(976)	3	1,431
Total	$—	$19,652	$(9,950)	$19	$9,721

	Pilgrim’s Europe Central
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of June 30, 2024
	(In thousands)
Employee retention benefits	$—	$12	$(12)	$—	$—
Severance	—	21,767	(18,914)	(121)	2,732
Asset impairment	—	1,824	(1,824)	—	—
Lease termination	—	8	(8)	—	—
Other charges	—	561	(557)	(4)	—
Total	$—	$24,172	$(21,315)	$(125)	$2,732

17.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
	(In thousands)
Sales to related parties
JBS USA Food Company(a)	$8,263	$9,012	$13,637	$16,524
JBS Chile Ltd.	759	182	1,946	1,128
Other related parties	509	1,355	1,079	2,233
Total	9,531	$10,549	$16,662	$19,885

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$41,862	$78,509	$82,186	$128,414
Seara Meat B.V.	4,873	4,638	10,268	9,638
Penasul UK LTD	2,970	4,103	6,500	8,290
Other related parties	1,963	1,720	3,323	3,527
Total	$51,668	$88,970	$102,277	$149,869

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$24,916	$46,104	$42,687	$60,127
Other related parties	—	15	—	15
Total	$24,916	$46,119	$42,687	$60,142

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$4,563	$9,540	$7,252	$12,919
Other related parties	—	—	—	5
Total	$4,563	$9,540	$7,252	$12,924

	June 30, 2024	December 31, 2023
	(In thousands)
Accounts receivable from related parties
JBS USA Food Company(a)	$1,541	$967
JBS Chile Ltda.	379	—
Other related parties	135	811
Total	$2,055	$1,778

	June 30, 2024	December 31, 2023
	(In thousands)
Accounts payable to related parties
JBS USA Food Company(a)	$14,320	$34,038
Seara Meats B.V.	5,204	2,252
JBS Asia Co Limited	2,454	2,254
Other related parties	1,353	2,710
Total	$23,331	$41,254
(a)The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of June 30, 2024, goods purchased and in transit from JBS USA were immaterial and not reflected on our Consolidated Balance Sheets.
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
Additional information regarding reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024(a)	June 25, 2023(b)	June 30, 2024(a)	June 25, 2023(b)
	(In thousands)
Net sales
U.S.	$2,663,965	$2,446,208	$5,243,297	$4,878,776
Europe	1,301,541	1,310,750	2,569,444	2,550,014
Mexico	593,808	551,133	1,108,507	1,044,929
Total	$4,559,314	$4,308,091	$8,921,248	$8,473,719
(a)In addition to the above third party sales, for the three months ended June 30, 2024, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $29.0 million. These sales consisted of fresh products, prepared products and grain.
(b)In addition to the above third party sales, for the three months ended June 25, 2023, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $33.8 million. These sales consisted of fresh products, prepared products and grain.
(c)In addition to the above third party sales, for the six months ended June 30, 2024, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $76.9 million. These sales consisted of fresh products, prepared products and grain.
(d)In addition to the above third party sales, for the six months ended June 25, 2023, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $64.9 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
	(In thousands)
Operating income
U.S.	$307,988	$37,265	$487,405	$9,159
Europe	23,993	2,513	55,109	27,774
Mexico	108,809	60,719	148,550	94,894
Eliminations	—	(226)	—	(213)
Total operating income	440,790	100,271	691,064	131,614
Interest expense, net of capitalized interest	31,201	47,152	72,444	89,814
Interest income	(15,863)	(7,628)	(26,209)	(11,228)
Foreign currency transaction losses (gains)	(2,225)	16,395	(6,562)	34,538
Miscellaneous, net	504	(1,331)	(2,782)	(23,984)
Income before income taxes	427,173	45,683	654,173	42,474
Income tax expense (benefit)	100,650	(15,225)	152,712	(24,065)
Net income	$326,523	$60,908	$501,461	$66,539

	June 30, 2024	December 31, 2023
	(In thousands)
Total assets
U.S.	$7,380,365	$7,012,211
Europe	4,328,933	4,299,985
Mexico	1,174,684	1,684,711
Eliminations	(2,805,525)	(3,186,546)
Total assets	$10,078,457	$9,810,361

	June 30, 2024	December 31, 2023
	(In thousands)
Long-lived assets(a)
U.S.	$2,104,626	$2,085,222
Europe	1,016,836	1,041,857
Mexico	276,326	301,919
Eliminations	(3,888)	(3,888)
Total long-lived assets	$3,393,900	$3,425,110
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
Litigation
The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the Company’s opinion, it has made appropriate and adequate accruals for claims where necessary; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company. The Company cannot predict the outcome of the litigation matters or other actions nor when they will be resolved. The consequences of the pending litigation matters are inherently uncertain, and settlements, adverse actions, or adverse judgments in some or all of these matters, including investigations by the U.S. Department of Justice (“DOJ”) or the Attorneys General, may result in monetary damages, fines, penalties, or injunctive relief against the Company, which could be material and could adversely affect its financial condition or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage the Company’s reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. In addition, the U.S. government’s recent focus on market dynamics in the meat processing industry could expose the Company to additional costs and risks. Except as noted below, we have recorded no provision and are unable to reasonably estimate the amount of loss or amount of any range of loss with respect to these proceedings due to the nature and status of these matters.
Tax Claims and Proceedings
During 2014 and 2015, the Mexican Tax Administration Service (“SAT”) opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“Avícola”) with regard to tax years 2009 and 2010. In both instances, the SAT claims that controlled company status did not exist for certain subsidiaries because Avícola did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Comercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R.L. de C.V. (in 2010). Avícola appealed the opinion, and on January 31, 2023, the appeal as to tax year 2009 was dismissed by the Mexico Supreme Court. Accordingly, during 2023 PPC paid $25.9 million for tax year 2009. The opinion for tax year 2010 is still under appeal. Accordingly, the Company has an accrual of $15.9 million as of June 30, 2024 with regard to the tax year 2010.
On May 12, 2022, the SAT issued tax assessments against Pilgrim’s Pride, S. de R.L. de C.V. and Provemex Holdings, LLC in connection with PPC’s acquisition of Tyson de México. Following the acquisition, PPC re-domiciled Provemex Holdings, LLC from the U.S. to Mexico. The tax authorities claim that Provemex Holdings, LLC was a Mexican entity at the time of the acquisition and, as a result, was obligated to pay taxes on the sale. The Mexican subsidiaries of PPC filed a petition to nullify these assessments, which is still pending. Amounts under appeal are approximately $269.6 million for each of the two tax assessments. No provision has been recorded for these amounts at this time.
U.S. Litigation
Between September 2, 2016 and October 13, 2016, a series of federal class action lawsuits were filed with the U.S. District Court for the Northern District of Illinois (“Illinois Court”) against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws and styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 (the “Broiler Antitrust Litigation”). The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. PPC has entered into agreements to settle all claims made by the three certified classes for an aggregate total of $195.5 million, each of which has received final approval from the Illinois Court. PPC continues to defend itself against the direct-action plaintiffs as well as parties that have opted out of the class settlements (collectively, the “Broiler Opt Outs”). PPC will seek reasonable settlements with the Broiler Opt Outs where they are available. To date, we have recognized an expense of $537.4 million to cover settlements with various Broiler Opt Outs. We have recognized these settlement expenses within Selling, general and administrative (“SG&A”) expense in our Condensed Consolidated Statements of Income.
Between August 30, 2019 and October 16, 2019, a series of purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (“Maryland Court”) against PPC and a number of other chicken producers, as well as Webber, Meng, Sahl & Company and Agri Stats, styled as Jien, et al. v. Perdue Farms, Inc., et al., No.19-cv-02521. The plaintiffs are a putative class of poultry processing plant production and maintenance workers (“Poultry Workers Class”) and allege that the defendants conspired to fix and depress the compensation paid to Poultry Workers Class in violation of the Sherman Antitrust Act. PPC entered into an agreement to settle all claims made by the Poultry Workers Class for $29.0 million and paid the plaintiffs this amount during 2021, though the agreement is still subject to final approval by the Maryland Court. We have recognized these settlement expenses within SG&A expense in our Condensed Consolidated Statements of Income.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and other chicken producers in the U.S. District Court for the Eastern District of Oklahoma alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. The complaint was consolidated with several subsequently filed consolidated amended class action complaints and styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033. On June 24, 2024, a settlement was reached in the amount of $100.0 million. We have recognized these settlement expenses within SG&A expense in our Condensed Consolidated Statements of Income. The incremental increase in settlement amount was recognized in the three months ended June 30, 2024.
On October 20, 2016, Patrick Hogan, acting on behalf of himself and a putative class of certain PPC stockholders, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers styled as Hogan v. Pilgrim’s Pride Corporation, et al., No. 16-CV-02611. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading. PPC continues to litigate against the putative class plaintiffs. No loss related to this matter can be reasonably estimated or determined probable at this time, therefore no accrual has been recorded to date on this matter.
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
On September 1, 2020, February 22, 2021, and October 28, 2021, the Attorneys General in New Mexico (State of New Mexico v. Koch Foods, et al., D-101-CV-2020-01891), Alaska (State of Alaska v. Agri Stats, Inc., et al., 3AN-21-04632), and Washington (State of Washington v. Tyson Foods Inc., et al., 21-2-14174-5), respectively, filed complaints against PPC and others based on allegations similar to those asserted in the Broiler Antitrust Litigation. The State of Washington settlement was paid in the second quarter of 2023 for $11.0 million. On June 24, 2024, PPC entered into a settlement with the Attorney General in New Mexico for $5.2 million. On July 3, 2024, PPC entered into a settlement with Attorney General in Alaska for $1.25 million, and this amount was paid on July 10, 2024. These settlements were recognized in SG&A expense in our Condensed Consolidated Statements of Income in their respective periods.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. We reported net income attributable to Pilgrim’s of $500.7 million, or $2.11 per diluted common share, and income before tax totaling $654.2 million, for the six months ended June 30, 2024. These operating results included net sales of $8.9 billion, gross profit of $1.1 billion and $989.7 million of cash provided by operating activities. We generated a consolidated operating margin of 7.7%. For the six months ended June 30, 2024, we generated EBITDA and Adjusted EBITDA of $911.7 million and $1.0 billion, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
During the second quarter of 2024, global inflation levels continued to decline, but remain above historical averages, in commodity, labor and other operating costs leading to reduced costs from these inputs across all our businesses. The global energy market continues to be impacted by the Russia-Ukraine war, driving up prices as supply out of the Black Sea region is disrupted and future production is at risk. The Russia-Ukraine war's impact on the global feed ingredient market is currently less pronounced as global supply in other growing areas has developed and grain exports from the Black Sea region have remained steady throughout the first half of 2024, with exception of moderate impact on winter wheat crop as noted below. The U.K. and E.U. region saw a continued decrease in inflation rate and flat demand, leading to cost recovery for our business and stabilizing prices for customers, though labor costs continue to be a challenge for our Europe operations. We have and will continue to invest in our people and implement supply chain solutions to mitigate global economic impacts in our Europe operations. In Mexico, inflation remains high and the peso weakened against the U.S. dollar in the second quarter of 2024. Mexico remains a relatively volatile market given overall business seasonality.
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
The impact on the agriculture markets falls into two main categories: (1) the effect on Ukrainian crop production, as the region is key in global grain production; and (2) the duration of the disruption in trade flows. Safety and financing concerns in the region are restricting export execution, which is in turn forcing grain and oil demand to find alternative supply. The duration of the war and related volatility makes global markets extremely sensitive to growing-season weather in other global grain producing regions and has led to a large risk premium in futures prices. The continued volatility in the global markets as a result of the war has adversely impacted our costs by driving up prices, raising inflation and increasing pressure on the supply of feed ingredients and energy products throughout the global markets. During the second quarter of 2024, feed wheat price increased 12% as a result of deterioration in Russia winter wheat crop. These gains were reversed 9% in June as weather turned favorable for spring production in the northern hemisphere and winter planting in the southern hemisphere.
In addition, the U.S. government and other governments in jurisdictions in which we operate have imposed sanctions and export controls against Russia, Belarus and interests therein and threatened additional sanctions and controls. The impact of these measures, now and in the future, could adversely affect our business, supply chain or customers.
Raw Materials and Pricing
Our U.S. and Mexico segments use corn and soybean meal as the main ingredients for feed production, while our Europe segment uses wheat, soybean meal and barley as the main ingredients for feed production. The following table reflects the highest and lowest prices reached on nearby futures for one bushel of corn, one ton of soybean meal, and one metric ton of wheat during the current and previous years:

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price
	(In whole dollars)
2024
Second Quarter	464.8	397.3	386.5	328.3	202.8	165.1
First Quarter	466.5	399.8	381.2	327.8	184.5	153.7
2023
Second Quarter	677.5	554.5	465.7	389.7	204.8	165.5
First Quarter	685.3	618.5	513.0	438.3	239.0	191.0
(a)We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
U.S. commodity market prices for chicken products continued to increase during the second quarter of 2024 above the historical five-year average and stabilized late in the second quarter. Per the July 2024 U.S. Department of Agriculture (or “USDA”) report on poultry slaughter, estimated industry ready-to-cook production ended the quarter 0.9% above prior year levels primarily due to incremental increases in broilers processed and average liveweights.
During the second quarter of 2024, the U.S. chicken market experienced robust volume demand, supported by growth in both the retail and foodservice distribution channels throughout the quarter. Export volume in shipments were lower than the five-year historical average, but were sufficient to prevent buildup of dark meat inventories in cold storage while sustaining price levels which were higher than prior year. Chicken cold storage inventories ended the quarter 12.6% below prior year levels after declining seasonally during the quarter.
Domestic volume demand growth in foodservice distribution and retail were sufficient to absorb broiler production and reduce cold storage inventories of chicken at rates that allowed the U.S. chicken market to maintain price levels above the five-year historical average throughout the second quarter.
During the second quarter of 2024, the U.K. chicken market volume was higher than in the same quarter of the prior year and also increased compared to the first quarter of 2024. European supplies into U.K. are increasing slightly as other markets for the E.U. are declining. Our utilities and feed ingredient costs are lower relative to second quarter of 2023. We continue to focus on managing costs, including labor and yield efficiencies, agricultural performance and increasing operational efficiency through investments in capital projects.
Commodity prices for chicken in Mexico increased incrementally during the second quarter and on average were above prior year prices, but stabilized towards the end of the second quarter.
Prices for the remainder of the year will depend on (1) the evolution of foodservice, retail and export meat demand and (2) factors such as government regulation, the ongoing Russia-Ukraine war, feed production input costs, further spread of avian influenza both domestically and abroad, uncertainty surrounding the general economy and overall protein supply.
U.K. market prices for pork products are flat compared to first quarter of 2024, while declining slightly from fourth quarter of 2023. The current levels are above 2022, reflecting pig reduction from a 15% reduction of the English sow herd since 2022. As the level of pigs stabilized, the pig prices have started to wear off and the E.U. pig price ended the quarter at 5.6% below the U.K. standard pig price. The pig supply is shrinking for the first half of 2024 as U.K. head kill is 1.5% below first half of 2023. U.K. pig farming became profitable in the second quarter of 2023 and remained profitable through the end of 2023.
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

Results of Operations
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 25, 2023
Net sales. Net sales generated in the three months ended June 30, 2024 increased $251.2 million, or 5.8%, from net sales generated in the three months ended June 25, 2023. The following table provides net sales information:

Sources of net sales	Three Months Ended June 30, 2024	Change from Three Months Ended June 25, 2023		Impact on Change from Three Months Ended June 25, 2023
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$2,663,965	$217,757	8.9%	2.2%	6.7%	—%
Europe	1,301,541	(9,209)	(0.7)%	2.9%	(4.6)%	1.0%
Mexico	593,808	42,675	7.7%	2.0%	2.9%	2.8%
Total net sales	$4,559,314	$251,223	5.8%
U.S. Reportable Segment. U.S. net sales generated in the three months ended June 30, 2024 increased $217.8 million, or 8.9%, from U.S. net sales generated in the three months ended June 25, 2023 primarily due to an increase in net sales per pound of $164.0 million, or 6.7 percentage points, and an increase in sales volume of $53.7 million, or 2.2 percentage points. The increase in net sales per pound was driven primarily by favorable market pricing conditions. The second quarter average commodity chicken market prices were above both prior year and the historical five-year average.
Europe Reportable Segment. Europe net sales generated in the three months ended June 30, 2024 decreased $9.2 million, or 0.7%, from Europe net sales generated in the three months ended June 25, 2023 primarily due to a decrease in net sales per pound of $60.3 million, or 4.6 percentage points. The decrease in net sales per pound was partially offset by an increase in an increase in sales volume and favorable impact of foreign currency translation of $38.3 million, or 2.9 percentage points, and $12.8 million, or 1.0 percentage points, respectively. The decrease in net sales per pound was primarily due to the structure of certain customer contracts impacted by lower input costs.
Mexico Reportable Segment. Mexico net sales generated in the three months ended June 30, 2024 increased $42.7 million, or 7.7%, from Mexico net sales generated in the three months ended June 25, 2023 due to an increase in net sales per pound of $16.1 million, or 2.9%, the favorable impact of foreign currency translation of $15.7 million, or 2.8 percentage points, and an increase in sales volume of $10.9 million, or 2.0 percentage points. The increase in net sales per pound was driven by an increase in commodity chicken prices. The increase in sales volume was driven by shifts in product mix.
Gross profit and cost of sales. Gross profit increased by $413.2 million, or 148.4%, from $278.4 million generated in the three months ended June 25, 2023 to $691.6 million generated in the three months ended June 30, 2024. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended June 30, 2024	Change from Three Months Ended June 25, 2023		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 30, 2024	June 25, 2023
	(In thousands, except percent data)
Net sales	$4,559,314	$251,223	5.8%	100.0%	100.0%
Cost of sales	3,867,688	(161,978)	(4.0)%	84.8%	93.5%
Gross profit	$691,626	$413,201	148.4%	15.2%	6.5%

Sources of gross profit	Three Months Ended June 30, 2024	Change from Three Months Ended June 25, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$452,339	$338,234	296.4%
Europe	113,870	26,842	30.8%
Mexico	125,417	47,899	61.8%
Elimination	—	226	N/A
Total gross profit	$691,626	$413,201	148.4%

Sources of cost of sales	Three Months Ended June 30, 2024	Change from Three Months Ended June 25, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,211,626	$(120,477)	(5.2)%
Europe	1,187,671	(36,051)	(2.9)%
Mexico	468,391	(5,224)	(1.1)%
Elimination	—	(226)	N/A
Total cost of sales	$3,867,688	$(161,978)	(4.0)%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended June 30, 2024 decreased $120.5 million, or 5.2%, from cost of sales incurred by our U.S. segment during the three months ended June 25, 2023. The decrease in cost of sales was primarily driven by a decrease in cost per pound sold of $171.7 million, or 7.4 percentage points, partially offset by an increase in sales volume of $51.2 million, or 2.2 percentage points. The decrease from prior year in cost per pound sold is primarily due to declining feed ingredients costs, specifically corn and soybean meal. Corn market prices decreased approximately 31% from prior year levels and soybean meal market prices decreased approximately 23% from prior year levels. Factors that are partially offsetting the decrease in cost of sales from feed ingredients are increased payroll and incentive compensation costs and an increase in insurance costs related to prior year recognition of income for business interruption insurance recoveries.
Europe Reportable Segment. Cost of sales incurred by our Europe operations during the three months ended June 30, 2024 decreased $36.1 million, or 2.9%, from cost of sales incurred by our Europe segment during the three months ended June 25, 2023. The increase in cost of sales was primarily driven by a decrease in cost per pound sold of $83.5 million, or 6.8 percentage points. The decrease in cost per pound sold was partially offset by an increase in sales volume and the unfavorable impact of foreign currency translation of $35.7 million, or 2.9 percentage points, and $11.7 million, or 1.0 percentage points, respectively.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended June 30, 2024 decreased $5.2 million, or 1.1%, from cost of sales incurred by our Mexico segment during the three months ended June 25, 2023. This decrease was driven by a decrease in cost per pound sold of $27.0 million, or 5.7 percentage points. The decrease was partially offset by the unfavorable impact of foreign currency translation of $12.4 million, or 2.6 percentage points and an increase in sales volume of $9.4 million, or 2.0 percentage points. The decrease in cost per pound sold was driven by decreased input costs, such as commodity feed ingredients.
Operating income and SG&A expense. Operating income increased by $340.5 million, or 339.6%, from income of $100.3 million generated in the three months ended June 25, 2023 to income of $440.8 million generated in the three months ended June 30, 2024. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended June 30, 2024	Change from Three Months Ended June 25, 2023		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 30, 2024	June 25, 2023
	(In thousands, except percent data)
Gross profit	$691,626	$413,201	148.4%	15.2%	6.5%
SG&A expense	214,161	65,725	44.3%	4.7%	3.4%
Restructuring activities	36,675	6,957	23.4%	0.8%	0.7%
Operating income	$440,790	$340,519	339.6%	9.7%	2.3%

Sources of operating income	Three Months Ended June 30, 2024	Change from Three Months Ended June 25, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$307,988	$270,723	726.5%
Europe	23,993	21,480	854.8%
Mexico	108,809	48,090	79.2%
Eliminations	—	226	N/A
Total operating income	$440,790	$340,519	339.6%

Sources of SG&A expense	Three Months Ended June 30, 2024	Change from Three Months Ended June 25, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$144,351	$67,511	87.9%
Europe	53,202	(1,595)	(2.9)%
Mexico	16,608	(191)	(1.1)%
Total SG&A expense	$214,161	$65,725	44.3%

Sources of restructuring activities	Three Months Ended June 30, 2024	Change from Three Months Ended June 25, 2023
		Amount	Percent
	(In thousands, except percent data)
Europe	36,675	6,957	23.4%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended June 30, 2024 increased $67.5 million, or 87.9%, from SG&A expense incurred by our U.S. reportable segment during the three months ended June 25, 2023. The increase in SG&A expense resulted primarily from incremental legal settlement expense recognized in the three months ended June 30, 2024 and an increase in incentive compensation costs.
Europe Reportable Segment. SG&A expense incurred by our Europe reportable segment during the three months ended June 30, 2024 decreased $1.6 million, or 2.9%, from SG&A expense incurred by our Europe segment during the three months ended June 25, 2023. The decrease in SG&A expense was primarily due to a decrease in salaries expense related to the Pilgrim’s Europe central restructuring initiative.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended June 30, 2024 decreased approximately $0.2 million, or 1.1%, from SG&A expense incurred by our Mexico segment during the three months ended June 25, 2023. All factors affecting Mexico SG&A expense were individually immaterial.
Restructuring activities. Losses on restructuring activities of $36.7 million were recognized in the three months ended June 30, 2024. These charges were incurred by our Europe reportable segment primarily as a result of asset impairment recognized on assets in our Pilgrim’s U.K. business that had previously ceased operations, severance and asset impairment related to the closure of facilities within our Pilgrim’s Food Masters business, and severance related to our Pilgrim’s Europe restructuring initiative.
Net interest expense. Net interest expense decreased to $15.3 million recognized in the three months ended June 30, 2024 from $39.5 million recognized in the three months ended June 25, 2023. The decrease in net interest expense resulted primarily from a gain on early extinguishment of deb t and an increase in interest income on higher cash balances. During the three months ended June 30, 2024, we repurchased $143.6 million of outstanding principal of the Senior Notes due 2031 and $20.0 million of outstanding principal of the Senior Notes due 2033, resulting in gross realized gains of $13.7 million.
Income taxes. Income tax expense increased to $100.7 million, a 23.6% effective tax rate, for the three months ended June 30, 2024 compared to an income tax benefit of $15.2 million, a (33.3)% effective tax rate, for the three months ended June 25, 2023. The change from an income tax benefit to an income tax expense in 2024 resulted primarily from the increase in profit before income taxes, recognition of a deferred tax asset in a corporate legal entity, and intercompany dividend distributions from our Mexico reportable segment to our U.S. reportable segment.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 25, 2023
Net sales. Net sales generated in the six months ended June 30, 2024 increased $447.5 million, or 5.3%, from net sales generated in the six months ended June 25, 2023. The following table provides net sales information:

Sources of net sales	Six Months Ended June 30, 2024	Change from Six Months Ended June 25, 2023		Impact on Change from Six Months Ended June 25, 2023
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$5,243,297	$364,521	7.5%	2.0%	5.5%	—%
Europe	2,569,444	19,430	0.8%	1.9%	(3.9)%	2.8%
Mexico	1,108,507	63,578	6.1%	2.8%	(3.3)%	6.6%
Total net sales	$8,921,248	$447,529	5.3%
U.S. Reportable Segment. U.S. net sales generated in the six months ended June 30, 2024 increased $364.5 million, or 7.5%, from U.S. net sales generated in the six months ended June 25, 2023 primarily due to an increase in net sales per pound of $265.6 million, or 5.5 percentage points, and an increase in sales volume of $98.9 million, or 2.0 percentage points. The increase in net sales per pound was driven primarily by favorable market pricing conditions. The first half average commodity chicken market prices were above both prior year and the historical five-year average.
Europe Reportable Segment. Europe net sales generated in the six months ended June 30, 2024 increased $19.4 million, or 0.8%, from Europe net sales generated in the six months ended June 25, 2023 primarily due to a favorable impact of foreign currency translation and an increase in sales volume of $69.6 million, or 2.8 percentage points, and $48.1 million, or 1.9 percentage points, respectively. The increase in net sales was partially offset by a decrease in net price per pound sold of $98.2 million, or 3.9 percentage points. The decrease in net sales per pound was primarily due to the structure of certain customer contracts impacted by lower input costs.
Mexico Reportable Segment. Mexico net sales generated in the six months ended June 30, 2024 increased $63.6 million, or 6.1%, from Mexico net sales generated in the six months ended June 25, 2023 primarily due to an increase from the impact of foreign currency translation and an increase in sales volume of $68.6 million, or 6.6 percentage points, and $29.4 million, or 2.8 percentage points, respectively, partially offset by a decrease in net sales per pound of $34.4 million, or 3.3 percentage points. The increase in sales volume was driven by market requirements in mix with a year-over-year increase in volume in live chicken markets and an increase in imports, partially offset by a decrease in processed chicken volumes. The decrease in price per pound sold was driven by the shift in product mix.
Gross profit and cost of sales. Gross profit increased by $624.1 million from $451.5 million generated in the six months ended June 25, 2023 to $1.1 billion generated in the six months ended June 30, 2024. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Six Months Ended June 30, 2024	Change from Six Months Ended June 25, 2023		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 30, 2024	June 25, 2023
	(In thousands, except percent data)
Net sales	$8,921,248	$447,529	5.3%	100.0%	100.0%
Cost of sales	7,845,713	(176,534)	(2.2)%	87.9%	94.7%
Gross profit	$1,075,535	$624,063	138.2%	12.1%	5.3%

Sources of gross profit	Six Months Ended June 30, 2024	Change from Six Months Ended June 25, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$689,631	$537,197	352.4%
Europe	206,035	34,814	20.3%
Mexico	179,869	51,839	40.5%
Elimination	—	213	N/A
Total gross profit	$1,075,535	$624,063	138.2%

Sources of cost of sales	Six Months Ended June 30, 2024	Change from Six Months Ended June 25, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$4,553,666	$(172,676)	(3.7)%
Europe	2,363,409	(15,384)	(0.6)%
Mexico	928,638	11,739	1.3%
Elimination	—	(213)	N/A
Total cost of sales	$7,845,713	$(176,534)	(2.2)%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the six months ended June 30, 2024 decreased $172.7 million, or 3.7%, from cost of sales incurred by our U.S. segment during the six months ended June 25, 2023. The decrease in cost of sales was primarily driven by a decrease in cost per pound sold of $268.5 million, or 5.7 percentage points, partially offset by an increase in sales volume of $95.8 million, or 2.0 percentage points. The decrease from prior year in cost per pound sold is primarily due to declining feed ingredients costs, specifically corn and soybean meal. Corn market prices decreased approximately 28% from prior year levels and soybean meal market prices decreased approximately 16% from prior year levels. Factors that are partially offsetting the decrease in cost of sales from feed ingredients are increased payroll and incentive compensation costs and an increase in insurance costs related to prior year recognition of income for business interruption insurance recoveries.
Europe Reportable Segment. Cost of sales incurred by our Europe operations during the six months ended June 30, 2024 decreased $15.4 million, or 0.6%, from cost of sales incurred by our Europe segment during the six months ended June 25, 2023. The increase in cost of sales was primarily driven by a decrease in cost per pound sold of $124.2 million, or 5.2 percentage points. The decrease in cost per pound sold was partially offset by the unfavorable impact of foreign currency translation and an increase in sales volume of $64.0 million, or 2.8 percentage points, and $44.8 million, or 1.9 percentage points, respectively. The decrease in cost per pound sold was driven by cost recovery from feed ingredients, labor, utilities and other operating costs and was partially offset by an increase related to the prior year one-time recognition of business interruption insurance income.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the six months ended June 30, 2024 increased $11.7 million, or 1.3%, from cost of sales incurred by our Mexico segment during the six months ended June 25, 2023 June 25, 2023. This increase was driven by an unfavorable impact of foreign currency remeasurement and an increase in volume of $57.4 million, or 6.3 percentage points, and $25.8 million, or 2.8 percentage points, respectively. These increases in cost of sales were partially offset by a decrease in cost per pound sold of $71.5 million, or 7.8 percentage points. The increase in volume was driven by market requirements in mix with a year-over-year increase in volume in live chicken markets and an increase in imports, partially offset by a decrease in processed chicken volumes. The decrease in cost per pound sold was driven by decreased commodity feed ingredient input costs.
Operating income and SG&A expense. Operating income increased by $559.5 million, or 425.1%, from income of $131.6 million generated in the six months ended June 25, 2023 to income of $691.1 million generated in the six months ended June 30, 2024. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Six Months Ended June 30, 2024	Change from Six Months Ended June 25, 2023		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 30, 2024	June 25, 2023
	(In thousands, except percent data)
Gross profit	$1,075,535	$624,063	138.2%	12.1%	5.3%
SG&A expense	333,237	51,123	18.1%	3.7%	3.3%
Restructuring activities	51,234	13,490	35.7%	0.6%	0.4%
Operating income	$691,064	$559,450	425.1%	7.7%	1.6%

Sources of operating income	Six Months Ended June 30, 2024	Change from Six Months Ended June 25, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$487,405	$478,246	5,221.6%
Europe	55,109	27,335	98.4%
Mexico	148,550	53,656	56.5%
Eliminations	—	213	N/A
Total operating income	$691,064	$559,450	425.1%

Sources of SG&A expense	Six Months Ended June 30, 2024	Change from Six Months Ended June 25, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$202,226	$58,951	41.1%
Europe	99,692	(6,011)	(5.7)%
Mexico	31,319	(1,817)	(5.5)%
Total SG&A expense	$333,237	$51,123	18.1%

Sources of restructuring activities charges	Six Months Ended June 30, 2024	Change from Six Months Ended June 25, 2023
		Amount	Percent
	(In thousands, except percent data)
Europe	51,234	13,490	35.7%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the six months ended June 30, 2024 increased $59.0 million, or 41.1%, from SG&A expense incurred by our U.S. reportable segment during the six months ended June 25, 2023. The increase in SG&A expense resulted primarily from an increase in legal settlement expense and incentive compensation costs, partially offset by an insurance recovery recognized in the current year.
Europe Reportable Segment. SG&A expense incurred by our Europe reportable segment during the six months ended June 30, 2024 decreased $6.0 million, or 5.7%, from SG&A expense incurred by our Europe segment during the six months ended June 25, 2023. The decrease in SG&A expense was primarily due to a decrease in salaries expense related to the Pilgrim’s Europe central restructuring initiative.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the six months ended June 30, 2024 decreased $1.8 million, or 5.5%, from SG&A expense incurred by our Mexico segment during the six months ended June 25, 2023. The primary driver of the decrease in SG&A expense was a decrease in marketing spend and labor costs, partially offset by an increase driven by the unfavorable impact of foreign currency translation.
Restructuring activities. Losses on restructuring activities of $51.2 million were recognized in the six months ended June 30, 2024. These charges were incurred by our Europe reportable segment primarily as a result of asset impairment recognized on assets in our Pilgrim’s U.K. business that had previously ceased operations, severance and asset impairment related to the closure of facilities within our Pilgrim’s Food Masters business, and severance related to our Pilgrim’s Europe restructuring initiative.

Net interest expense. Net interest expense decreased to $46.2 million recognized in the six months ended June 30, 2024 from $78.6 million recognized in the six months ended June 25, 2023. The decrease in net interest expense resulted primarily from gains on early extinguishment of debt and an increase in interest income on higher cash balances.
Income taxes. Income tax expense increased to $152.7 million, a 23.3% effective tax rate, for the six months ended June 30, 2024 compared to an income tax benefit of $24.1 million, a (56.7)% effective tax rate, for the six months ended June 25, 2023. The change from an income tax benefit to an income tax expense in 2024 resulted primarily from the increase in profit before income taxes.
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of June 30, 2024:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$1,317.1
Borrowing arrangements:
U.S. Credit Facility(a)	850.0	—	825.2
Mexico Credit Facility(b)	60.6	—	60.6
Europe Credit Facility(c)	189.7	—	189.7
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at June 30, 2024 totaled $24.8 million.
(b)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $60.6 million (Mex$1.1 billion).
(c)The U.S. dollar-equivalent of the facility amount under the Europe Credit Facility is $189.7 million (£150 million).
On May 1, 2024, the Pilgrim’s Board of Directors approved a bond repurchase program which authorizes the Company to repurchase up to $200.0 million worth of our outstanding senior notes. During the three months ended June 30, 2024, we repurchased $143.6 million of outstanding principal of the Senior Notes Due 2031 and $20.0 million of the outstanding principal of the Senior Notes due 2033 for an aggregate of $149.9 million.
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds

Cash Flows from Operating Activities	Six Months Ended
	June 30, 2024	June 25, 2023
	(In millions)
Net income	$501.5	$66.5
Net noncash expenses	235.9	151.0
Changes in operating assets and liabilities:
Trade accounts and other receivables	62.4	(55.0)
Inventories	146.2	(45.2)
Prepaid expenses and other current assets	(43.5)	(27.8)
Accounts payable, accrued expenses and other current liabilities	14.3	5.1
Income taxes	88.6	9.9
Long-term pension and other postretirement obligations	3.7	0.9
Other operating assets and liabilities	(19.4)	(16.1)
Cash provided by operating activities	$989.7	$89.3
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $235.9 million for the six months ended June 30, 2024. Net noncash expense items included depreciation and amortization of $211.3 million, asset impairment of $13.4 million, gain on early extinguishment of debt recognized as component of interest expense of $11.2 million, deferred income tax expense of $9.0 million, stock-based compensation costs of $6.8 million, losses on property disposals of $2.7 million, loan cost amortization of $2.6 million, and accretion of discounts related to Senior Notes of $1.3 million. Other net noncash items were immaterial.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $62.4 million source of cash related to operating activities for the six months ended June 30, 2024. This change primarily resulted from a decrease in trade accounts receivable due to timing of payments received. The change in trade accounts and other receivables represented a $55.0 million use of cash related to operating activities for the six months ended June 25, 2023. This change primarily resulted from an increase in trade accounts receivable from increased sales prices and volumes.
The change in inventories represented a $146.2 million source of cash related to operating activities for the six months ended June 30, 2024. This change resulted primarily from decreased raw materials, work-in-process inventories due to lower feed ingredient costs, and lower finished goods inventories. The change in inventories represented a $45.2 million use of cash related to operating activities for the six months ended June 25, 2023. This change resulted primarily from increased raw material costs, such as feed ingredients, and increased finished goods inventories.
The change in prepaid expenses and other current assets represented a $43.5 million use of cash related to operating activities for the six months ended June 30, 2024. This change resulted primarily from an increase in prepaid indirect taxes in our Mexico and Europe reportable segments. The change in prepaid expenses and other current assets represented a $27.8 million use of cash related to operating activities for the six months ended June 25, 2023. This change resulted primarily from a net increase in VAT refund receivables.
The change in accounts payable, accrued expenses and other current liabilities represented a $14.3 million source of cash related to operating activities for the six months ended June 30, 2024. This change resulted primarily from timing of payments to our suppliers, a reduction in grain input costs, and timing of legal settlement payments. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities represented a $5.1 million use of cash related to operating activities for the six months ended June 25, 2023. This change resulted primarily from the timing of payments to suppliers and reduction of use of the supplier finance programs.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $88.6 million and $9.9 million source of cash for the six months ended June 30, 2024 and June 25, 2023, respectively.

Cash Flows from Investing Activities	Six Months Ended
	June 30, 2024	June 25, 2023
	(In millions)
Acquisitions of property, plant and equipment	$(213.2)	$(286.6)
Proceeds from property disposals	4.5	15.0
Proceeds from property insurance recoveries	—	20.7
Cash used in investing activities	$(208.7)	$(250.9)
Capital expenditures were incurred for growth projects, such as the South Georgia protein conversion plant, and to improve operational efficiencies, system enhancement projects, and reduce costs for the six months ended June 30, 2024.
Capital expenditures for the six months ended June 25, 2023 were primarily incurred to improve operational efficiencies and reduce costs. Capital expenditures in 2023 also included investments in the Athens, GA plant expansion, the South Georgia protein conversion plant and other automation projects. Proceeds from property disposals were primarily for the sale of a farm in Mexico. Proceeds from property insurance recoveries reflects cash received on insurance claims related to the property losses incurred from the Mayfield, Kentucky tornado that occurred in December 2021.

Cash Flows from Financing Activities	Six Months Ended
	June 30, 2024	June 25, 2023
	(In millions)
Payments on revolving line of credit, long-term borrowings and finance lease obligations	$(150.9)	$(565.7)
Proceeds from revolving line of credit and long-term borrowings	—	1,078.1
Proceeds from contribution (payment of distribution) of capital under Tax Sharing Agreement with JBS USA Holdings	1.4	(1.6)
Payments on early extinguishment of debt	(0.2)	—
Payments of capitalized loan costs	—	(10.4)
Cash provided by financing activities	$(149.7)	$500.4
Payments on revolving line of credit, long-term borrowings and finance lease obligations are primarily related to open market repurchases of outstanding senior notes. The proceeds from contribution of capital under the Tax Sharing Agreement with JBS USA Holdings were a payment of net tax incurred during the tax year 2023. Payments on early extinguishment of debt are transaction fees related to the bond repurchases.
For the six months ended June 25, 2023, proceeds from revolving line of credit and long-term borrowings include the $1.0 billion issuance of the U.S. Senior Notes Due 2033 in April 2023 and additional borrowing on the revolver under the U.S. Credit Facility of $35.0 million. Payments on revolving line of credit, long-term borrowings and finance lease obligations include a pay down of the U.S. term loan and outstanding revolver balance. Payments of capitalized loan costs include costs incurred in relation to the issuance of the U.S. Senior Notes Due 2033. The Distribution from Tax Sharing Agreement with JBS USA Holdings is payment of net tax incurred during the tax year 2022 under the tax sharing agreement.
Long-Term Debt and Other Borrowing Arrangements
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and other term loan agreements. For a description, refer to “Note 12. Debt.”
Obligor Group Summarized Financial Information
All of the senior unsecured registered notes (collectively, the “Pilgrim’s Senior Notes”) issued by Pilgrim’s Pride Corporation prior to June 30, 2024 are fully and unconditionally guaranteed by Pilgrim’s Pride Corporation of West Virginia Inc., JFC LLC, Gold’n Plump Farms LLC and Gold’n Plump Poultry LLC (the “Subsidiary Guarantors”). As of the date of this report, except for bond repurchases described in Item 1. Note 12 herein, there have been no significant changes to our senior unsecured registered notes from those described in “Part II, Item 8. Financial Statements and Supplementary Data-Note 13. Debt” in our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the “2023 Annual Report”).
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

Summarized Balance Sheets	June 30, 2024	December 31, 2023
	(In millions)
Current assets	$2,480	$2,106
Current assets due from non-obligated subsidiaries(a)	204	192
Current assets due from related parties(b)	2	—
Noncurrent assets	5,377	2,063
Current liabilities	1,447	1,384
Current liabilities due to non-obligated subsidiaries(a)	39	325
Current liabilities due to related parties(b)	3	32
Noncurrent liabilities	3,447	3,578
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-obligated subsidiaries.
(b)    Represents receivables due from and payables due to JBS affiliates.

Summarized Income Statements	Six Months Ended June 30, 2024
(In millions)
Net sales	$5,256
Gross profit(a)	695
Operating income	496
Net income(b)	781
Net income attributable to Obligor Group(b)	781
(a)    For the six months ended June 30, 2024, the Obligor Group recognized $73.0 million of net sales to the non-obligated subsidiaries and no purchases from the non-obligated subsidiaries.
(b)    For the six months ended June 30, 2024, the Obligor Group recognized $471.4 million of dividend income from distributions from our Mexico reportable segment.
Pillar II Tax Initiative
Starting in 2024, Pillar II legislation has come into effect in various countries, impacting multinational companies operating in these jurisdictions. As of June 30, 2024, the Company continues to monitor Pillar II legislation and guidance and has yet to accrue any top-up taxes in the Condensed Consolidated Financial Statements.
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

Six Months Ended
June 30, 2024
(In thousands)
Net income	$501,461
Add:
Interest expense, net	46,235
Income tax expense	152,712
Depreciation and amortization	211,298
EBITDA	911,706
Add:
Litigation settlements	72,190
Restructuring activities losses	51,234
Minus:
Foreign currency transaction gains	6,562
Net income attributable to noncontrolling interest	737
Adjusted EBITDA	$1,027,831

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

	Three Months Ended June 30, 2024
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$858,819	$85,882
Feed ingredient inventory(b)	150,234	15,023
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended June 30, 2024.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of June 30, 2024.

	June 30, 2024
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$26,931	$2,693
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of June 30, 2024.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $110.0 million as of June 30, 2024.
Foreign Currency
Mexico Foreign Investments
We are exposed to foreign exchange-related variability of investments and earnings from our Mexican subsidiaries. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in exchange rates used to convert Mexican peso to U.S. dollars, and the effect of this change on our Mexican foreign investments.
Net Assets. As of June 30, 2024, our Mexican subsidiaries that are denominated in Mexican peso had net assets of $1.2 billion. A 10% weakening in Mexican peso against the U.S. dollar exchange rate would cause a decrease in the net assets of our

Mexican subsidiaries by $106.0 million. A 10% strengthening in the Mexican peso against the U.S dollar exchange rate would cause an increase in the net assets of our Mexican subsidiaries of $129.5 million.
We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations.
Europe Foreign Investments
We are exposed to foreign exchange-related variability of investments and earnings from our Europe subsidiaries. Foreign currency market risk is the possibility that our financial results or financial position could be better or worse than planned because of changes in foreign currency exchange rates. For this sensitivity analysis, market risk is estimated as a hypothetical 10% change in exchange rates used to convert British pound and euro to U.S. dollars, and the effect of this change on our Europe foreign investments.
Net Assets. As of June 30, 2024, our Europe subsidiaries that are denominated in British pounds had net assets of $4.3 billion. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our Europe subsidiaries by $387.1 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our Europe subsidiaries of $473.1 million.
Cash flow hedging transactions. We periodically enter into foreign currency forward contracts, which are designated and qualify as cash flow hedges, to hedge foreign currency risk on a portion of sales generated and purchases made by our Europe reportable segment. A 10% weakening or strengthening of the U.S. dollar against the British pound and U.S. dollar against the euro would result in immaterial changes in the fair values of these derivative instruments. No assurance can be given as to how future movements in currency rates could affect our future financial condition or results of operations.
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
As of June 30, 2024, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 5.    OTHER INFORMATION
None of the Company’s directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.
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

PILGRIM’S PRIDE CORPORATION

Date: July 31, 2024	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)