Form 10-Q
period 2024-09-29
PILGRIMS PRIDE CORP
filed 2024-10-31
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of October 30, 2024, was 237,123,061.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 29, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$1,877,981	$697,748
Restricted cash and restricted cash equivalents	6,431	33,475
Investment in available-for-sale securities	10,099	—
Trade accounts and other receivables, less allowance for credit losses	1,067,650	1,129,178
Accounts receivable from related parties	1,964	1,778
Inventories	1,780,925	1,985,399
Income taxes receivable	63,418	161,062
Assets held for sale	5,640	—
Prepaid expenses and other current assets	241,365	195,831
Total current assets	5,055,473	4,204,471
Deferred tax assets	30,317	4,890
Other long-lived assets	59,110	35,646
Operating lease assets, net	267,812	266,707
Intangible assets, net	862,400	853,983
Goodwill	1,312,806	1,286,261
Property, plant and equipment, net	3,112,616	3,158,403
Total assets	$10,700,534	$9,810,361

Accounts payable	$1,391,270	$1,410,576
Accounts payable to related parties	19,404	41,254
Revenue contract liabilities	85,129	84,958
Accrued expenses and other current liabilities	1,001,263	926,727
Income taxes payable	89,815	31,678
Current maturities of long-term debt	546	674
Total current liabilities	2,587,427	2,495,867
Noncurrent operating lease liabilities, less current maturities	206,796	203,348
Long-term debt, less current maturities	3,184,080	3,340,841
Deferred tax liabilities	472,183	385,548
Other long-term liabilities	31,382	40,180
Total liabilities	6,481,868	6,465,784
Common stock	2,623	2,620
Treasury stock	(544,687)	(544,687)
Additional paid-in capital	1,988,591	1,978,849
Retained earnings	2,921,657	2,071,073
Accumulated other comprehensive loss	(163,590)	(176,483)
Total Pilgrim’s Pride Corporation stockholders’ equity	4,204,594	3,331,372
Noncontrolling interest	14,072	13,205
Total stockholders’ equity	4,218,666	3,344,577
Total liabilities and stockholders’ equity	$10,700,534	$9,810,361
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
	(In thousands, except per share data)
Net sales	$4,584,979	$4,360,196	$13,506,227	$12,833,915
Cost of sales	3,901,009	4,014,314	11,746,722	12,036,561
Gross profit	683,970	345,882	1,759,505	797,354
Selling, general and administrative expense	144,780	138,569	478,017	420,683
Restructuring activities	30,836	940	82,070	38,684
Operating income	508,354	206,373	1,199,418	337,987
Interest expense, net of capitalized interest	41,597	45,645	114,041	135,459
Interest income	(22,099)	(12,115)	(48,308)	(23,343)
Foreign currency transaction losses (gains)	(678)	8,924	(7,240)	43,462
Miscellaneous, net	7,935	(2,201)	5,153	(26,185)
Income before income taxes	481,599	166,120	1,135,772	208,594
Income tax expense	131,609	44,553	284,321	20,488
Net income	349,990	121,567	851,451	188,106
Less: Net income attributable to noncontrolling interests	130	289	867	1,185
Net income attributable to Pilgrim’s Pride Corporation	$349,860	$121,278	$850,584	$186,921

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	237,123	236,787	236,953	236,702
Effect of dilutive common stock equivalents	768	560	733	542
Diluted	237,891	237,347	237,686	237,244

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$1.48	$0.51	$3.59	$0.79
Diluted	$1.47	$0.51	$3.58	$0.79
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
	(In thousands)
Net income	$349,990	$121,567	$851,451	$188,106
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	110,012	(104,656)	(4,124)	39,269
Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	2,314	1,384	4,321	(275)
Reclassification to net earnings for losses (gains) realized	(639)	133	(2,700)	(216)
Available-for-sale securities:
Gains (losses) arising during the period	(43)	(112)	109	(166)
Income tax effect	10	27	(27)	40
Reclassification to net earnings for losses (gains) realized	152	139	(82)	168
Income tax effect	(37)	(34)	20	(41)
Defined benefit plans:
Gains (losses) arising during the period	1,016	(365)	9,135	9,628
Income tax effect	(351)	(1,583)	(2,386)	(4,710)
Reclassification to net earnings of losses realized	11,037	266	11,381	714
Income tax effect	(2,671)	(67)	(2,754)	(173)
Total other comprehensive income (loss), net of tax	120,800	(104,868)	12,893	44,238
Comprehensive income	470,790	16,699	864,344	232,344
Less: Comprehensive income attributable to noncontrolling interests	130	289	867	1,185
Comprehensive income attributable to Pilgrim’s Pride Corporation	$470,660	$16,410	$863,477	$231,159
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended September 29, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2023	261,931	$2,620	(25,142)	$(544,687)	$1,978,849	$2,071,073	$(176,483)	$13,205	$3,344,577
Net income	—	—	—	—	—	850,584	—	867	851,451
Other comprehensive income, net of tax	—	—	—	—	—	—	12,893	—	12,893
Stock-based compensation plans:
Common stock issued under compensation plans	332	3	—	—	(3)	—	—	—	—
Requisite service period recognition	—	—	—	—	9,745	—	—	—	9,745
Balance at September 29, 2024	262,263	$2,623	(25,142)	$(544,687)	$1,988,591	$2,921,657	$(163,590)	$14,072	$4,218,666

Three Months Ended September 29, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 30, 2024	262,084	$2,621	(25,142)	$(544,687)	$1,986,198	$2,571,797	$(284,390)	$13,942	$3,745,481
Net income	—	—	—	—	—	349,860	—	130	349,990
Other comprehensive income, net of tax	—	—	—	—	—	—	120,800	—	120,800
Stock-based compensation plans:
Common stock issued under compensation plans	179	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	2,395	—	—	—	2,395
Balance at September 29, 2024	262,263	$2,623	(25,142)	$(544,687)	$1,988,591	$2,921,657	$(163,590)	$14,072	$4,218,666

Nine Months Ended September 24, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 25, 2022	261,611	$2,617	(25,142)	$(544,687)	$1,969,833	$1,749,499	$(336,448)	$12,462	$2,853,276
Net income	—	—	—	—	—	186,921	—	1,185	188,106
Other comprehensive income, net of tax	—	—	—	—	—	—	44,238	—	44,238
Stock-based compensation plans:
Common stock issued under compensation plans	264	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	5,603	—	—	—	5,603
Balance at September 24, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,975,434	$1,936,420	$(292,210)	$13,647	$3,091,223

Three Months Ended September 24, 2023	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 25, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,973,498	$1,815,142	$(187,342)	$13,358	$3,072,588
Net income	—	—	—	—	—	121,278	—	289	121,567
Other comprehensive loss, net of tax	—	—	—	—	—	—	(104,868)	—	(104,868)
Stock-based compensation plans:
Requisite service period recognition	—	—	—	—	1,936	—	—	—	1,936
Balance at September 24, 2023	261,875	$2,619	(25,142)	$(544,687)	$1,975,434	$1,936,420	$(292,210)	$13,647	$3,091,223
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29, 2024	September 24, 2023
	(In thousands)
Cash flows from operating activities:
Net income	$851,451	$188,106
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	321,768	307,414
Deferred income tax expense (benefit)	45,220	(46,808)
Asset impairment	26,633	4,011
Gain on early extinguishment of debt recognized as a component of interest expense	(11,211)	—
Stock-based compensation	9,205	5,236
Loan cost amortization	3,798	6,059
Accretion of discount related to Senior Notes	1,898	1,581
Loss (gain) on property disposals	1,104	(8,416)
Loss (gain) on equity-method investments	(6)	330
Changes in operating assets and liabilities:
Trade accounts and other receivables	62,646	(65,183)
Inventories	172,990	(12,957)
Prepaid expenses and other current assets	(65,555)	(8,039)
Accounts payable, accrued expenses and other current liabilities	79,672	12,224
Income taxes	151,902	40,463
Long-term pension and other postretirement obligations	13,135	(1,700)
Other operating assets and liabilities	(23,858)	(22,723)
Cash provided by operating activities	1,640,792	399,598
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(316,949)	(432,339)
Proceeds from property disposals	9,724	17,188
Proceeds from insurance recoveries	—	20,681
Cash used in investing activities	(307,225)	(394,470)
Cash flows from financing activities:
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(151,671)	(765,899)
Proceeds from revolving line of credit and long-term borrowings	—	1,278,032
Proceeds from contribution (payment of distribution) of capital under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	1,425	(1,592)
Payments on early extinguishment of debt	(200)	—
Payments of capitalized loan costs	(16)	(10,275)
Cash provided by (used in) financing activities	(150,462)	500,266
Effect of exchange rate changes on cash and cash equivalents	(29,916)	(1,036)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	1,153,189	504,358
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	731,223	434,759
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,884,412	$939,117
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products to over 110 countries. Our fresh products consist of refrigerated whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork, and pork ribs. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meatballs. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in the U.S., the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of September 29, 2024, Pilgrim’s had approximately 62,000 employees and had the capacity to process approximately 41.8 million birds per 5-day work week. Approximately 4,400 contract growers supply chicken for the Company’s operations. As of September 29, 2024, PPC had the capacity to process approximately 42,750 pigs per 5-day work week and 206 contract growers supply pigs for the Company’s U.K. operations. As of September 29, 2024, JBS S.A., through its indirect wholly-owned subsidiaries (collectively, “JBS”), beneficially owned 82.4% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 29, 2024 are not necessarily indicative of the results that may be expected for the year ending December 29, 2024. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2024) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The nine months ended September 29, 2024 represents the period from January 1, 2024 through September 29, 2024. The nine months ended September 24, 2023 represents the period from December 26, 2022 through September 24, 2023.
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
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 29, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$1,877,981	$697,748
Restricted cash and restricted cash equivalents	6,431	33,475
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$1,884,412	$731,223
Industrial Revenue Bond Transaction
On August 22, 2024, the Company closed an industrial revenue bond transaction with the Douglas-Coffee County Industrial Authority d/b/a Douglas-Coffee County Development Authority (the “County”) in order to receive a five-year real property tax abatement on the Company’s newly constructed Douglas, Georgia protein conversion facility. Pursuant to this transaction, the County issued an industrial revenue bond for $130.0 million principal amount to the Company and then used the proceeds of the bond issuance to purchase the land and facility from the Company. The County then leased the facility back to the Company under a finance lease, the terms of which provide for the payment of rent in an amount equal to that of bond service costs. The related land and building are recorded as assets in Property, plant, and equipment, net on the Company’s Condensed Consolidated Balance Sheet. The Company has the legal right to set-off and intends to set-off the corresponding lease and bond service payments, therefore the Company has netted the finance lease obligation with the bond asset. As such, no amount for our obligation under the finance lease or the corresponding industrial revenue bond asset are reflected in our Consolidated Balance Sheet.
Recent Accounting Pronouncements Not Yet Adopted as of September 29, 2024
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional disclosures for reportable segments. The guidance requires disclosures about significant segment expenses that are regularly provided to the chief operating decision maker along with additional measures of segment profit that are regularly used by the chief operating decision maker in assessing segment performance and deciding how to allocate resources. The provisions of the new guidance will be effective for years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. The Company plans to adopt this guidance for the annual reporting period of the current fiscal year and is still assessing the impacts on our Consolidated Financial Statements.

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
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended September 29, 2024
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$2,287,016	$288,539	$121,838	$75,998	$2,773,391
Europe	312,086	847,480	123,718	24,843	1,308,127
Mexico	425,089	50,968	—	27,404	503,461
Total net sales	$3,024,191	$1,186,987	$245,556	$128,245	$4,584,979

	Three Months Ended September 24, 2023
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$2,020,480	$241,933	$129,624	$96,280	$2,488,317
Europe	267,748	888,299	114,768	41,390	1,312,205
Mexico	479,100	53,126	—	27,448	559,674
Total net sales	$2,767,328	$1,183,358	$244,392	$165,118	$4,360,196

	Nine Months Ended September 29, 2024
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$6,602,557	$811,854	$350,600	$251,677	$8,016,688
Europe	869,890	2,569,788	351,473	86,420	3,877,571
Mexico	1,363,962	162,563	—	85,443	1,611,968
Total net sales	$8,836,409	$3,544,205	$702,073	$423,540	$13,506,227

	Nine Months Ended September 24, 2023
	(In thousands)
	Fresh	Prepared	Export	Other	Total
U.S.	$5,956,474	$708,389	$397,397	$304,833	$7,367,093
Europe	813,118	2,598,748	349,492	100,861	3,862,219
Mexico	1,364,761	149,330	—	90,512	1,604,603
Total net sales	$8,134,353	$3,456,467	$746,889	$496,206	$12,833,915

Additional disaggregation of revenue by sales channel is provided below:

	Three Months Ended September 29, 2024
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,464,948	$1,083,508	$121,838	$103,097	$2,773,391
Europe	831,869	207,757	123,718	144,783	1,308,127
Mexico(a)	129,294	234,954	—	139,213	503,461
Total net sales	$2,426,111	$1,526,219	$245,556	$387,093	$4,584,979

	Three Months Ended September 24, 2023
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,257,026	$973,493	$129,624	$128,174	$2,488,317
Europe	803,971	231,774	114,768	161,692	1,312,205
Mexico(a)	134,067	265,011	—	160,596	559,674
Total net sales	$2,195,064	$1,470,278	$244,392	$450,462	$4,360,196

	Nine Months Ended September 29, 2024
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$4,253,747	$3,082,396	$350,600	$329,945	$8,016,688
Europe	2,465,912	639,384	351,473	420,802	3,877,571
Mexico(a)	401,794	752,210	—	457,964	1,611,968
Total net sales	$7,121,453	$4,473,990	$702,073	$1,208,711	$13,506,227

	Nine Months Ended September 24 2023
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$3,730,554	$2,826,967	$397,397	$412,175	$7,367,093
Europe	2,389,647	685,781	349,492	437,299	3,862,219
Mexico(a)	358,486	777,498	—	468,619	1,604,603
Total net sales	$6,478,687	$4,290,246	$746,889	$1,318,093	$12,833,915
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
Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 31, 2023	$84,958
Revenue recognized	(82,047)
Cash received, excluding amounts recognized as revenue during the period	82,218
Balance as of September 29, 2024	$85,129
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
We have generally applied the normal purchase and normal sale scope exception (“NPNS”) to our forward physical grain purchase contracts delivered by truck and to our forward physical natural gas and solar-generated power purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, amounts payable under these contracts are recorded when we take delivery of the contracted product and no amounts were recorded for the fair value of these contracts in the condensed consolidated financial statements at September 29, 2024 and December 31, 2023.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	September 29, 2024	December 31, 2023
	(In thousands)
Fair values:
Commodity derivative assets	$9,349	$1,202
Commodity derivative liabilities	(4,503)	(17,118)
Foreign currency derivative assets	1,299	175
Foreign currency derivative liabilities	(226)	(723)
Sales contract derivative assets	678	960
Cash collateral posted with brokers(a)	6,431	33,475
Derivatives coverage(b):
Corn	10.3%	10.9%
Soybean meal	7.4%	39.6%
Period through which stated percent of needs are covered:
Corn	December 2025	July 2024
Soybean meal	December 2025	March 2024
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
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended		Nine Months Ended
Gains (Losses) by Type of Contract (a)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Foreign currency derivatives loss	$—	$(6,164)	$—	$(53,818)	Foreign currency transaction losses
Commodity derivative gain (loss)	12,612	3,324	(3,582)	(13,023)	Cost of sales
Sales contract derivative gain (loss)	(3,815)	3,100	(282)	5,628	Net sales
Total	$8,797	$260	$(3,864)	$(61,213)
(a)Amounts represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
	(In thousands)
Foreign currency derivative gains (losses)	$2,301	$1,346	$4,301	$(302)

	Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended September 29, 2024		Three Months Ended September 24, 2023
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,584,979	$3,901,009	$4,360,196	$4,014,314
Impact from cash flow hedging instruments:
Foreign currency derivatives	299	(340)	106	239
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales.

	Gains (Losses) Reclassified from AOCI into Income
	Nine Months Ended September 29, 2024		Nine Months Ended September 24, 2023
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$13,506,227	$11,746,722	$12,833,915	$12,036,561
Impact from cash flow hedging instruments:
Foreign currency derivatives	2,255	(445)	440	224
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales.
At September 29, 2024, there was a $0.3 million pre-tax deferred net loss on foreign currency derivatives recorded in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred loss to earnings.

4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	September 29, 2024	December 31, 2023
	(In thousands)
Trade accounts receivable	$1,034,901	$1,027,916
Notes receivable from third parties	9,231	51,168
Other receivables	31,275	59,435
Receivables, gross	1,075,407	1,138,519
Allowance for credit losses	(7,757)	(9,341)
Receivables, net	$1,067,650	$1,129,178

Accounts receivable from related parties(a)	$1,964	$1,778
(a)    Additional information regarding accounts receivable from related parties is included in “Note 17. Related Party Transactions.”
Activity in the allowance for credit losses was as follows:

Nine Months Ended
September 29, 2024
(In thousands)
Balance, beginning of period	$(9,341)
Provision released to operating results	1,010
Account write-offs and recoveries	46
Effect of exchange rate	528
Balance, end of period	$(7,757)
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
5.     INVENTORIES
Inventories consisted of the following:

	September 29, 2024	December 31, 2023
	(In thousands)
Raw materials and work-in-process	$1,042,088	$1,158,467
Finished products	551,033	642,028
Operating supplies	74,594	75,530
Maintenance materials and parts	113,210	109,374
Total inventories	$1,780,925	$1,985,399
6.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	September 29, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$1,729,474	$1,729,636	$324,808	$324,947
Short-term investments:
Fixed income securities	10,000	10,099	—	—
Interest income and gross realized gains during the three and nine months ended September 29, 2024 related to the Company’s available-for-sale securities were $26.2 million and $47.2 million, while interest income and gross realized gains during the three and nine months ended September 24, 2023 were $5.8 million and $12.1 million. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the nine months ended September 29, 2024 and September 24, 2023 that have been included in AOCI and the net amount of gains and losses reclassified out of AOCI to earnings during the nine months ended September 29, 2024 and September 24, 2023 are disclosed in “Note 13. Stockholders’ Equity.”
7.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the nine months ended September 29, 2024 was as follows:

	December 31, 2023	Currency Translation	September 29, 2024
	(In thousands)
U.S.	$41,936	$—	$41,936
Europe	1,116,521	51,618	1,168,139
Mexico	127,804	(25,073)	102,731
Total	$1,286,261	$26,545	$1,312,806
Intangible assets consisted of the following:

	December 31, 2023	Amortization	Currency Translation	September 29, 2024
	(In thousands)
Cost:
Trade names not subject to amortization	$580,473	$—	$25,083	$605,556
Trade names subject to amortization	112,681	—	1,506	114,187
Customer relationships	441,719	—	8,420	450,139
Accumulated amortization:
Trade names	(57,762)	(2,919)	(251)	(60,932)
Customer relationships	(223,128)	(21,389)	(2,033)	(246,550)
Intangible assets, net	$853,983	$(24,308)	$32,725	$862,400
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
On July 1, 2024, the Company effectively completed a reorganization within its Europe reportable segment. The previous reporting units were Moy Park, Pilgrim's UK, and Pilgrim's Food Masters. The new reporting units are Fresh Pork/Lamb, Fresh Poultry, Food Service, Meals, and Brands & Snacking. As a result of this reorganization, the Company reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative net assets approach. The Company then performed an interim impairment test on the reporting units on both a pre- and post-reorganization basis. There was no impairment recognized as a result of these tests. The Company additionally assessed if the Pilgrim’s Europe reorganization indicated that any carrying amounts of its non-goodwill intangible assets might not be recoverable. The reorganization did not result in any change in business use for any of the intangible assets and therefore, the Company determined no indicators were present that required us to test the recoverability of the asset group-level carrying amounts of its Europe intangible assets at that date.

At September 29, 2024, the Company assessed if events or changes in circumstances indicated that any asset group-level carrying amounts of its U.S. and Mexico intangible assets might not be recoverable. The Company will perform its annual tests of recoverability of all goodwill and trade names not subject to amortization in the fourth quarter of 2024, which if there were to be an impairment could be material.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	September 29, 2024	December 31, 2023
	(In thousands)
Land	$378,073	$273,846
Buildings	2,093,646	2,170,716
Machinery and equipment	4,099,773	3,953,008
Autos and trucks	130,190	93,858
Finance lease assets	4,275	5,550
Construction-in-progress	384,737	458,146
PP&E, gross	7,090,694	6,955,124
Accumulated depreciation	(3,978,078)	(3,796,721)
PP&E, net	$3,112,616	$3,158,403
The Company recognized depreciation expense of $102.3 million and $96.2 million during the three months ended September 29, 2024 and September 24, 2023, respectively. The Company recognized depreciation expense of $297.5 million and $282.6 million during the nine months ended September 29, 2024 and September 24, 2023, respectively.
During the nine months ended September 29, 2024, the Company incurred $285.8 million on capital projects and transferred $360.7 million of completed projects from construction-in-progress to depreciable assets. During the nine months ended September 24, 2023, the Company spent $432.3 million on capital projects and transferred $292.6 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures in accounts payable and accrued expenses for the periods ended September 29, 2024 and December 31, 2023 were $15.8 million and $46.9 million, respectively.
During the three and nine months ended September 29, 2024, the Company sold a feed mill in the U.S. and breeder farm equipment in Mexico for proceeds of $5.2 million and $9.7 million, respectively, and recognized a net gain of $1.6 million and a net loss of $1.1 million, respectively, on these sales. During the three and nine months ended September 24, 2023, the Company sold certain PP&E for $2.2 million and $17.2 million, respectively, in cash and recognized a net loss of $0.9 million and a net gain of $8.4 million, respectively, on these sales.
During the nine months ended September 29, 2024, the Company reclassified $5.5 million of certain building and land assets from PP&E to assets held for sale. The assets reclassified to assets held for sale are in connection with our ongoing restructuring activities of our Europe reportable segment. We measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell.
The Company has closed or idled various other facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of September 29, 2024, the carrying amounts of these idled assets totaled $48.0 million based on depreciable value of $186.9 million and accumulated depreciation of $138.9 million. Idled asset values include those assets that are no longer in use as a result of the recent restructuring activities of our Europe reportable segment. During the nine months ended September 29, 2024, the Company recognized an additional impairment loss on PP&E of $26.6 million incurred as a result of those restructuring activities. Additional information regarding restructuring activities is included in “Note 16. Restructuring-Related Activities.”
As of September 29, 2024, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its PP&E held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its PP&E held for use at that date.

9.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	September 29, 2024	December 31, 2023
	(In thousands)
Accounts payable:
Trade accounts payable	$1,276,988	$1,294,830
Book overdrafts	88,272	90,612
Other payables	26,010	25,134
Total accounts payable	1,391,270	1,410,576
Accounts payable to related parties(a)	19,404	41,254
Revenue contract liabilities(b)	85,129	84,958
Accrued expenses and other current liabilities:
Compensation and benefits	311,971	249,474
Litigation settlements(c)	125,481	73,330
Accrued sales rebates	116,214	104,390
Insurance and self-insured claims	74,941	76,287
Current maturities of operating lease liabilities	63,959	67,440
Interest and debt-related fees	61,280	71,508
Taxes	34,030	37,635
Derivative liabilities(d)	4,729	17,841
Other accrued expenses	208,658	228,822
Total accrued expenses and other current liabilities	1,001,263	926,727
Total	$2,497,066	$2,463,515
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
10.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for confirmed invoices from participating suppliers to a financing entity. Maturity dates are generally between 65-120 days and we pay either the supplier or the financing entity depending on the supplier’s election. As of September 29, 2024 and December 31, 2023, the outstanding balance of confirmed invoices was $359.6 million and $192.7 million, respectively, and are included in Accounts payable in the Condensed Consolidated Balance Sheets.

11.    INCOME TAXES
The Company recorded income tax expense of $284.3 million, a 25.0% effective tax rate, for the nine months ended September 29, 2024 compared to an income tax expense of $20.5 million, a 9.8% effective tax rate, for the nine months ended September 24, 2023. The increased income tax expense in 2024 resulted primarily from the increase of profit before income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 29, 2024, the Company did not believe it had sufficient positive evidence to conclude that a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the nine months ended September 29, 2024 and September 24, 2023, there is a tax effect of $(5.1) million and $(4.9) million, respectively, reflected in other comprehensive income.
For the nine months ended September 29, 2024 and September 24, 2023, there are immaterial tax effects reflected in income tax expense due to excess tax windfalls and shortfalls related to stock-based compensation.
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
12.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	September 29, 2024	December 31, 2023
		(In thousands)
Senior notes payable, net of discount, at 6.875%	2034	$491,099	$490,408
Senior notes payable, net of discount, at 6.25%	2033	974,217	993,595
Senior notes payable at 3.50%	2032	900,000	900,000
Senior notes payable, net of discount, at 4.25%	2031	850,129	992,711
U.S. Credit Facility (defined below) at SOFR plus 1.35%	2028	—	—
Europe Credit Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.35%	2026	—	—
Finance lease obligations	Various	1,934	2,486
Long-term debt		3,217,379	3,379,200
Less: Current maturities of long-term debt		(546)	(674)
Long-term debt, less current maturities		3,216,833	3,378,526
Less: Capitalized financing costs		(32,753)	(37,685)
Long-term debt, less current maturities, net of capitalized financing costs		$3,184,080	$3,340,841

Bond Repurchase Program
On May 1, 2024, the Board approved a bond repurchase program which authorizes the Company to repurchase up to an aggregate $200.0 million of the Company’s outstanding senior notes. Under the program, the Company has repurchased $144.3 million of outstanding principal of the Senior Notes due 2031 and $20.0 million of outstanding principal of the Senior Notes due 2033, resulting in gross realized gains of $13.8 million, including immaterial realized gains recognized in the three months ended September 29, 2024. The gross realized gains on early extinguishment of debt are recognized as a reduction in interest expense. The original discount and capitalized financing costs of $1.1 million and $1.2 million associated with the amounts repurchased, respectively, are partially offsetting the gross gains on early extinguishment of debt, along with a nominal amount of transaction fees.
U.S. Credit Facility
On October 4, 2023, the Company and certain of the Company’s subsidiaries entered into a Revolving Syndicated Facility Agreement (the “U.S. Credit Facility”) with CoBank, ACB as administrative agent and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $850.0 million. The loan commitment matures on October 4, 2028. The U.S. Credit Facility is unsecured and will be used for general corporate purposes. Outstanding borrowings under the U.S. Credit Facility bear interest at a per annum rate equal to either the Secured Overnight Financing Rate (“SOFR”) or the prime rate plus applicable margins based on the Company’s credit ratings. As of September 29, 2024, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $24.7 million and $825.3 million, respectively, and there were no outstanding borrowings under this agreement.
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
Europe Credit Facility
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “Europe Credit Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Europe Credit Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the current Sterling Overnight Index Average (“SONIA”) interest rate plus 1.25%. All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of September 29, 2024, both the U.S. dollar-equivalent loan commitment and borrowing availability were $200.6 million and there were no outstanding borrowings under this agreement.
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
Mexico Credit Facility
On August 15, 2023, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA México as lender. The loan commitment under the Mexico Credit Facility is Mex$1.1 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to The Interbank Equilibrium Interest (“TIIE”) rate plus 1.35%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on August 15, 2026. As of September 29, 2024, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $56.4 million. As of September 29, 2024, there were no outstanding borrowings under the Mexico Credit Facility. The Company is currently in compliance with the covenants under the Mexico Credit Facility.

13.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Nine Months Ended September 29, 2024
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Gains (Losses) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(114,850)	$(1,914)	$(59,714)	$(5)	$(176,483)
Other comprehensive income (loss) before reclassifications	(4,124)	4,301	7,136	82	7,395
Amounts reclassified from accumulated other comprehensive loss (gain) to net income	—	(2,700)	8,627	(62)	5,865
Currency translation	—	20	(387)	—	(367)
Net current period other comprehensive income (loss)	(4,124)	1,621	15,376	20	12,893
Balance, end of period	$(118,974)	$(293)	$(44,338)	$15	$(163,590)

	Nine Months Ended September 24, 2023
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(269,825)	$(1,162)	$(65,447)	$(14)	$(336,448)
Other comprehensive income (loss) before reclassifications	39,269	(302)	5,282	(126)	44,123
Amounts reclassified from accumulated other comprehensive loss (gain) to net income	—	(216)	541	127	452
Currency translation	—	27	(364)	—	(337)
Net current period other comprehensive income (loss)	39,269	(491)	5,459	1	44,238
Balance, end of period	$(230,556)	$(1,653)	$(59,988)	$(13)	$(292,210)

	Amount Reclassified from Accumulated Other Comprehensive Loss(a)
Details about Accumulated Other Comprehensive Loss Components	Nine Months Ended September 29, 2024	Nine Months Ended September 24, 2023	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Realized gains on settlement of foreign currency derivatives classified as cash flow hedges	$2,255	$440	Net sales
Realized gains (losses) on settlement of foreign currency derivatives classified as cash flow hedges	445	(224)	Cost of sales
Realized gains (losses) on sale of securities	82	(168)	Interest income
Realized loss on settlement of pension obligation from plan termination(b)	(10,774)	—	Miscellaneous, net
Amortization of pension and other postretirement plan actuarial losses(b)	(607)	(714)	Miscellaneous, net
Total before tax	(8,599)	(666)
Tax benefit	2,734	214
Total reclassification for the period	$(5,865)	$(452)
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
Restrictions on Dividends
The U.S. Credit Facility and the indentures governing the Company’s senior notes have currently no restrictions on dividends. Under certain triggering events, the U.S. Credit Facility may limit the Company’s ability to declare and pay dividends. Additionally, the Europe Credit Facility may restrict MPH(E) and other Pilgrim’s entities located in the U.K. and Republic of Ireland to, among other things, make payments and distributions to the Company.
14.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”), the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Plan”), the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $8.3 million and $8.3 million in the three months ended September 29, 2024 and September 24, 2023, respectively, and $26.9 million and $23.7 million in the nine months ended September 29, 2024 and September 24, 2023, respectively.
Defined Benefit Plans Obligations and Assets
During 2024, the Company executed a termination of its Union and GK Plans. Under the plan terminations, participants were offered a lump sum buyout or an annuity placement buyout. As a result, the Company settled the first portion of $43.4 million of outstanding benefit obligations and recognized a $10.7 million loss on settlement during the period ended September 29, 2024. The loss was recognized in Miscellaneous, net on the Condensed Consolidated Statement of Income. Assets of the pension plans were used to settle the obligations. The remaining outstanding pension obligations under the Union and GK Plans are expected to be settled during the fourth quarter of 2024.
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Condensed Consolidated Balance Sheets for the defined benefit plans were as follows:

	Nine Months Ended
	September 29, 2024		September 24, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$237,508	$1,160	$236,147	$1,169
Interest cost	8,089	35	7,918	36
Actuarial loss (gain)	(8,762)	9	(11,882)	(24)
Benefits paid	(10,037)	(124)	(11,987)	(118)
Curtailments and settlements	(46,250)	—	—	—
Currency translation loss	3,601	—	5,201	—
Projected benefit obligation, end of period	$184,149	$1,080	$225,397	$1,063

	Nine Months Ended
	September 29, 2024		September 24, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Change in plan assets
Fair value of plan assets, beginning of period	$225,451	$—	$210,133	$—
Actual return on plan assets	8,724	—	5,048	—
Contributions by employer	4,965	124	6,423	118
Benefits paid	(10,037)	(124)	(11,987)	(118)
Curtailments and settlements	(46,250)	—	—	—
Expenses paid from assets	(304)	—	(200)	—
Currency translation gain	3,739	—	4,834	—
Fair value of plan assets, end of period	$186,288	$—	$214,251	$—

	September 29, 2024		December 31, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Funded status
Overfunded (underfunded) benefit obligation, end of period	$2,139	$(1,080)	$(12,057)	$(1,160)

	September 29, 2024		December 31, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in the Condensed Consolidated Balance Sheets at end of period
Noncurrent asset	$2,362	$—	$—	$—
Current liability	(237)	(187)	(7,717)	(187)
Long-term liability	14	(893)	(4,340)	(973)
Net financial position	$2,139	$(1,080)	$(12,057)	$(1,160)

	September 29, 2024		December 31, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Amounts recognized in accumulated other comprehensive loss at end of period
Net actuarial loss (gain)	$19,565	$(78)	$40,487	$(87)
The accumulated benefit obligation for the Company’s defined benefit pension plans was $184.1 million and $237.5 million at September 29, 2024 and December 31, 2023, respectively.

Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended				Nine Months Ended
	September 29, 2024		September 24, 2023		September 29, 2024		September 24, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$3,140	$13	$2,821	$14	$8,089	$35	$7,918	$36
Estimated return on plan assets	(3,127)	—	(2,596)	—	(8,330)	—	(7,349)	—
Settlement loss	10,774	—	—	—	10,774	—	—	—
Expenses paid from assets	112	—	54	—	304	—	200	—
Amortization of net loss	259	—	261	—	594	—	701	—
Amortization of past service cost	4	—	5	—	13	—	13	—
Net costs(a)	$11,162	$13	$545	$14	$11,444	$35	$1,483	$36
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	September 29, 2024		December 31, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure benefit obligation at end of period
Discount rate	4.96%	4.88%	4.81%	5.06%

	Nine Months Ended
	September 29, 2024		September 24, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Assumptions used to measure net pension and other postretirement cost
Discount rate	4.79%	5.06%	5.09%	5.16%
Expected return on plan assets	5.42%	N/A	4.98%	N/A
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Nine Months Ended
	September 29, 2024		September 24, 2023
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Net actuarial loss (gain), beginning of period	$40,487	$(87)	$48,121	$(66)
Amortization	(607)	—	(714)	—
Realized loss on settlement	(10,774)	—	—	—
Actuarial loss (gain)	(8,762)	9	(11,882)	(24)
Asset loss (gain)	(394)	—	2,301	—
Currency translation loss (gain)	(385)	—	364	—
Net actuarial loss (gain), end of period	$19,565	$(78)	$38,190	$(90)
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $7.5 million and $7.4 million in the three months ended September 29, 2024 and September 24, 2023, respectively, and $25.0 million and $21.2 million in the nine months ended September 29, 2024 and September 24, 2023, respectively.
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
As of September 29, 2024 and December 31, 2023, the Company held fixed income securities, derivative assets and derivative liabilities that were required to be measured at fair value on a recurring basis. Fixed income securities consist of investments, such as money market funds and commercial paper. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	September 29, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Fixed income securities	$1,739,734	$—	$1,739,734	$324,947	$—	$324,947
Commodity derivative assets	9,349	—	9,349	1,202	—	1,202
Foreign currency derivative assets	1,299	—	1,299	175	—	175
Sales contract derivative assets	—	678	678	—	960	960
Liabilities:
Commodity derivative liabilities	(4,503)	—	(4,503)	(17,118)	—	(17,118)
Foreign currency derivative liabilities	(226)	—	(226)	(723)	—	(723)
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

The carrying amounts and estimated fair values of our debt obligations recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	September 29, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(900,000)	$(796,698)	$(900,000)	$(760,203)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(850,129)	(814,779)	(992,711)	(902,650)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(974,217)	(1,041,809)	(993,595)	(1,029,020)
Fixed-rate senior notes payable at 6.875%, at Level 2 inputs	(491,099)	(554,825)	(490,408)	(540,230)
See “Note 12. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at September 29, 2024 or December 31, 2023, as applicable.
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
The following table provides a summary of our estimates of timelines and costs associated with these restructuring initiatives by major type of cost:

	Moy Park	Pilgrim’s Pride Ltd. 2022	Pilgrim’s Pride Ltd. 2024	Pilgrim’s Food Masters 2022	Pilgrim’s Food Masters 2023	Pilgrim’s Food Masters 2024	Pilgrim’s Europe Central	Total
	(In thousands)
Earliest implementation date	October 2022	November 2022	September 2024	December 2022	October 2023	April 2024	January 2024
Expected predominant completion date	June 2023	July 2023	December 2024	July 2023	March 2024	December 2024	December 2024
Costs incurred and expected to be incurred:
Employee-related costs	$11,103	$20,325	$1,633	$14,490	$3,027	$18,434	$26,005	$95,017
Asset impairment costs	3,476	15,269	—	4,141	—	9,540	1,824	34,250
Contract termination costs	248	262	—	—	—	1,678	1,360	3,548
Other exit and disposal costs (a)	6,245	7,594	—	6,330	—	11,655	916	32,740
Total exit and disposal costs (b)	$21,072	$43,450	$1,633	$24,961	$3,027	$41,307	$30,105	$165,555
Costs incurred since earliest implementation date:
Employee-related costs	$11,103	$20,325	$1,633	$14,490	$3,027	$17,356	$23,865	$91,799
Asset impairment costs	3,476	15,269	—	4,141	—	9,540	1,824	34,250
Contract termination costs	248	262	—	—	—	749	1,360	2,619
Other exit and disposal costs (a)	6,245	7,594	—	6,330	—	7,129	916	28,214
Total exit and disposal costs	$21,072	$43,450	$1,633	$24,961	$3,027	$34,774	$27,965	$156,882
(a)Comprised of other costs directly related to the restructuring initiatives including Moy Park flock depletion, the write-off of Pilgrim’s Pride Ltd. prepaid maintenance costs and Pilgrim’s Food Masters consulting fees.
(b)All costs, except for asset impairment costs, are estimated to result in cash outlays.

During the nine months ended September 29, 2024, the Company recognized the following expenses and paid the following cash related to each restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Moy Park	$—	$869
Pilgrim’s Pride Ltd. 2022	17,698	3,009
Pilgrim’s Pride Ltd. 2024	1,633	131
Pilgrim’s Food Masters 2022	—	1,663
Pilgrim’s Food Masters 2023	—	2,140
Pilgrim’s Food Masters 2024	34,774	10,649
Pilgrim’s Europe Central	27,965	23,585
Total	$82,070	$42,046
These expenses are reported in the line item Restructuring activities on the Condensed Consolidated Statements of Income.
The following table reconciles liabilities and reserves associated with each restructuring initiative from its respective inception to September 29, 2024. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in our Condensed Consolidated Balance Sheets.

	Moy Park
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of September 29, 2024
	(In thousands)
Other charges	$2,644	$—	$(722)	$90	$2,012
Contract termination	144	—	(147)	3	—
Total	$2,788	$—	$(869)	$93	$2,012

	Pilgrim’s Pride Ltd. 2022
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of September 29, 2024
	(In thousands)
Employee retention benefits	$35	$(34)	$—	$(1)	$—
Severance	734	262	(579)	24	441
Asset impairment	—	15,269	(15,269)	—	—
Inventory adjustments	294	141	(432)	(3)	—
Lease termination	164	371	(212)	22	345
Other charges	752	1,689	(2,430)	(3)	8
Total	$1,979	$17,698	$(18,922)	$39	$794

	Pilgrim’s Pride Ltd. 2024
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of September 29, 2024
	(In thousands)
Severance	$—	$1,633	$(131)	$43	$1,545

	Pilgrim’s Food Masters 2022
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of September 29, 2024
	(In thousands)
Severance	$1,281	$—	$(1,276)	$(5)	$—
Inventory adjustments	65	—	(63)	(2)	—
Lease termination	1,289	—	(1,284)	(5)	—
Other charges	685	—	(387)	15	313
Total	$3,320	$—	$(3,010)	$3	$313

	Pilgrim’s Food Masters 2023
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of September 29, 2024
	(In thousands)
Employee retention benefits	$522	$—	$(517)	$(5)	$—
Severance	1,636	—	(1,623)	(13)	—
Total	$2,158	$—	$(2,140)	$(18)	$—

	Pilgrim’s Food Masters 2024
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of September 29, 2024
	(In thousands)
Employee retention benefits	$—	$1,539	$(762)	$26	$803
Severance	—	15,817	(6,003)	533	10,347
Asset impairment	—	9,540	(9,540)	—	—
Inventory adjustments	—	64	(64)	—	—
Lease termination	—	749	(548)	6	207
Other charges	—	7,065	(3,884)	136	3,317
Total	$—	$34,774	$(20,801)	$701	$14,674

	Pilgrim’s Europe Central
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of September 29, 2024
	(In thousands)
Employee retention benefits	$—	$12	$(12)	$—	$—
Severance	—	23,853	(22,573)	(9)	1,271
Asset impairment	—	1,824	(1,824)	—	—
Lease termination	—	8	(8)	—	—
Other charges	—	908	(905)	(3)	—
Contract termination	—	1,360	(95)	35	1,300
Total	$—	$27,965	$(25,417)	$23	$2,571

17.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
	(In thousands)
Sales to related parties
JBS USA Food Company(a)	$7,768	$7,191	$21,405	$23,715
JBS Chile Ltd.	559	29	2,505	1,156
Other related parties	472	415	1,551	2,649
Total	8,799	$7,635	$25,461	$27,520

	Three Months Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$40,346	$59,422	$122,532	$187,836
Seara Meat B.V.	6,025	5,085	16,293	14,724
Penasul UK LTD	2,068	3,102	8,568	11,392
Other related parties	2,865	2,662	6,190	6,188
Total	$51,304	$70,271	$153,583	$220,140

	Three Months Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$56,249	$21,245	$98,936	$81,371
Other related parties	—	—	—	15
Total	$56,249	$21,245	$98,936	$81,386

	Three Months Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$3,818	$18,710	$11,070	$31,629
Other related parties	—	—	—	5
Total	$3,818	$18,710	$11,070	$31,634

	September 29, 2024	December 31, 2023
	(In thousands)
Accounts receivable from related parties
JBS USA Food Company(a)	$1,237	$967
JBS Chile Ltda.	578	—
Other related parties	149	811
Total	$1,964	$1,778

	September 29, 2024	December 31, 2023
	(In thousands)
Accounts payable to related parties
JBS USA Food Company(a)	$12,714	$34,038
Seara Meats B.V.	2,178	2,252
JBS Asia Co Limited	3,281	2,254
Other related parties	1,231	2,710
Total	$19,404	$41,254
(a)The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of September 29, 2024, goods purchased and in transit from JBS USA were immaterial and not reflected on our Consolidated Balance Sheets.
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
Additional information regarding reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024(a)	September 24, 2023(b)	September 29, 2024(c)	September 24, 2023(d)
	(In thousands)
Net sales
U.S.	$2,773,391	$2,488,317	$8,016,688	$7,367,093
Europe	1,308,127	1,312,205	3,877,571	3,862,219
Mexico	503,461	559,674	1,611,968	1,604,603
Total	$4,584,979	$4,360,196	$13,506,227	$12,833,915
(a)In addition to the above third party sales, for the three months ended September 29, 2024, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $22.5 million. These sales consisted of fresh products, prepared products and grain.
(b)In addition to the above third party sales, for the three months ended September 24, 2023, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $105.9 million. These sales consisted of fresh products, prepared products and grain.
(c)In addition to the above third party sales, for the nine months ended September 29, 2024, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $99.4 million. These sales consisted of fresh products, prepared products and grain.
(d)In addition to the above third party sales, for the nine months ended September 24, 2023, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $201.8 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
	(In thousands)
Operating income
U.S.	$419,844	$101,382	$907,249	$110,541
Europe	45,601	42,809	100,710	70,583
Mexico	42,909	62,182	191,459	157,076
Eliminations	—	—	—	(213)
Total operating income	508,354	206,373	1,199,418	337,987
Interest expense, net of capitalized interest	41,597	45,645	114,041	135,459
Interest income	(22,099)	(12,115)	(48,308)	(23,343)
Foreign currency transaction losses (gains)	(678)	8,924	(7,240)	43,462
Miscellaneous, net	7,935	(2,201)	5,153	(26,185)
Income before income taxes	481,599	166,120	1,135,772	208,594
Income tax expense	131,609	44,553	284,321	20,488
Net income	$349,990	$121,567	$851,451	$188,106

	September 29, 2024	December 31, 2023
	(In thousands)
Total assets
U.S.	$7,748,281	$7,012,211
Europe	4,597,195	4,299,985
Mexico	1,156,010	1,684,711
Eliminations	(2,800,952)	(3,186,546)
Total assets	$10,700,534	$9,810,361

	September 29, 2024	December 31, 2023
	(In thousands)
Long-lived assets(a)
U.S.	$2,093,152	$2,085,222
Europe	1,032,624	1,041,857
Mexico	258,540	301,919
Eliminations	(3,888)	(3,888)
Total long-lived assets	$3,380,428	$3,425,110
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
Tax Claims and Proceedings
During 2014 and 2015, the Mexican Tax Administration Service (“SAT”) opened a review of Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“Avícola”) with regard to tax years 2009 and 2010. In both instances, the SAT claims that controlled company status did not exist for certain subsidiaries because Avícola did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Comercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R.L. de C.V. (in 2010). Avícola appealed the opinion, and on January 31, 2023, the appeal as to tax year 2009 was dismissed by the Mexico Supreme Court. Accordingly, during 2023 PPC paid $25.9 million for tax year 2009. The opinion for tax year 2010 is still under appeal. Accordingly, the Company has an accrual of $14.8 million as of September 29, 2024 with regard to the tax year 2010.
On May 12, 2022, the SAT issued tax assessments against Pilgrim’s Pride, S. de R.L. de C.V. and Provemex Holdings, LLC in connection with PPC’s acquisition of Tyson de México. Following the acquisition, PPC re-domiciled Provemex Holdings, LLC from the U.S. to Mexico. The tax authorities claim that Provemex Holdings, LLC was a Mexican entity at the time of the acquisition and, as a result, was obligated to pay taxes on the sale. The Mexican subsidiaries of PPC filed a petition to nullify these assessments, which is still pending. Amounts under appeal are approximately $250.8 million for each of the two tax assessments. No provision has been recorded for these amounts at this time.
In 2019 and 2020, the UK Revenue & Customs Authority (HMRC) opened reviews of the 2017 and 2018 tax returns of Onix Investments UK Ltd in which HMRC evaluated the deductibility of certain interest related expenses incurred by Onix Investments UK Ltd (the “Deductions”). The Deductions total $7.9 million for tax year 2017 and $32.1 million for tax year 2018. On April 12, 2024, HMRC concluded that the Deductions should be disallowed and Onix Investments UK Ltd appealed. On October 8, 2024, HMRC issued a Review Conclusion Letter affirming the prior decision to disallow the Deductions. Onix Investments UK Ltd intends to timely file a Grounds of Appeal and will continue to defend this matter.
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
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and other chicken producers in the U.S. District Court for the Eastern District of Oklahoma alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. The complaint was consolidated with several subsequently filed consolidated amended class action complaints and styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033. On June 24, 2024, a settlement was reached in the amount of $100.0 million. This settlement was paid on October 28, 2024. We have recognized these settlement expenses within SG&A expense in our Condensed Consolidated Statements of Income. The incremental increase in settlement amount was recognized in the three months ended June 30, 2024.
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
On September 1, 2020, February 22, 2021, and October 28, 2021, the Attorneys General in New Mexico (State of New Mexico v. Koch Foods, et al., D-101-CV-2020-01891), Alaska (State of Alaska v. Agri Stats, Inc., et al., 3AN-21-04632), and Washington (State of Washington v. Tyson Foods Inc., et al., 21-2-14174-5), respectively, filed complaints against PPC and others based on allegations similar to those asserted in the Broiler Antitrust Litigation. The State of Washington settlement was paid in the second quarter of 2023 for $11.0 million. On June 24, 2024, PPC entered into a settlement with the Attorney General in New Mexico for $5.2 million. The State of New Mexico settlement was paid in the third quarter of 2024. On July 3, 2024, PPC entered into a settlement with Attorney General in Alaska for $1.25 million, and this amount was paid on July 10, 2024. These settlements were recognized in SG&A expense in our Condensed Consolidated Statements of Income in their respective periods.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. We reported net income attributable to Pilgrim’s of $850.6 million, or $3.58 per diluted common share, and income before tax totaling $1.1 billion, for the nine months ended September 29, 2024. These operating results included net sales of $13.5 billion, gross profit of $1.8 billion and $1.6 billion of cash provided by operating activities. We generated a consolidated operating margin of 8.9%. For the nine months ended September 29, 2024, we generated EBITDA and Adjusted EBITDA of $1.5 billion and $1.7 billion, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
During the third quarter of 2024, global inflation levels continued to decline, but remain above historical averages, in commodity, labor and other operating costs leading to reduced costs from these inputs across all our businesses. The global energy market continues to be impacted by the Russia-Ukraine war, driving up prices as supply out of the Black Sea region is disrupted and future production is at risk. The Russia-Ukraine war's impact on the global feed ingredient market is currently less pronounced as global supply in other growing areas has developed and grain exports from the Black Sea region have remained steady throughout the first nine months of 2024, with exception of moderate impact on winter wheat crop as noted below. The U.K. and E.U. region saw a continued decrease in inflation rate and flat demand, leading to cost recovery for our business and stabilizing prices for customers, though labor costs continue to be a challenge for our Europe operations. We have and will continue to invest in our people and implement supply chain solutions to mitigate global economic impacts in our Europe operations. In Mexico, inflation remains high and the peso continued to weaken against the U.S. dollar in the third quarter of 2024. Mexico remains a relatively volatile market given overall business seasonality.
Russia-Ukraine War Impacts
The impact of the ongoing Russia-Ukraine war and sanctions has not been limited to businesses that operate in Russia and Ukraine and has negatively impacted and will likely continue to negatively impact other global economic markets including where we operate. The impacts have included and may continue to include, but are not limited to, higher prices for commodities, such as food products, ingredients and energy products, increasing inflation in some countries, and disrupted trade and supply chains. The conflict has disrupted shipments of grains, vegetable oils, fertilizer and energy products.
The impact on the agriculture markets falls into two main categories: (1) the effect on Ukrainian crop production, as the region is key in global grain production; and (2) the duration of the disruption in trade flows. Safety and financing concerns in the region are restricting export execution, which is in turn forcing grain and oil demand to find alternative supply. The duration of the war and related volatility makes global markets extremely sensitive to growing-season weather in other global grain producing regions and has led to a large risk premium in futures prices. The continued volatility in the global markets as a result of the war could adversely impact our costs by driving up prices, raising inflation and increasing pressure on the supply of feed ingredients and energy products throughout the global markets.
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

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price
	(In whole dollars)				(In whole pounds sterling)
2024
Third Quarter	4.18	3.62	387.0	303.4	196.9	168.7
Second Quarter	4.65	3.97	386.5	328.3	202.8	165.1
First Quarter	4.67	4.00	381.2	327.8	184.5	153.7
2023
Fourth Quarter	5.05	4.50	473.6	363.2	193.9	182.0
Third Quarter	6.37	4.61	464.7	388.2	216.0	170.8
Second Quarter	6.78	5.55	465.7	389.7	204.8	165.5
First Quarter	6.85	6.19	513.0	438.3	239.0	191.0
(a)We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
U.S. commodity market prices for chicken products trended above the historical five-year average as sustained price support delayed the normal seasonal price decreases until late in the quarter. Year-over-year price increases were supported by each major cut. Per the October 2024 U.S. Department of Agriculture (or “USDA”) report on poultry slaughter, estimated industry ready-to-cook production ended the quarter 2.7% above prior year levels primarily due to incremental increases in broilers processed and average liveweights.
During the third quarter of 2024, the U.S. chicken market experienced firm volume demand, supported by growth in both the retail and foodservice distribution channels throughout the quarter. Export volume in shipments were lower than the five-year historical average for the first two months of the quarter, but were sufficient to prevent buildup of dark meat inventories in cold storage while sustaining price levels that were higher than prior year. Chicken cold storage inventories ended the quarter 6.9% below prior year levels after declining seasonally during the quarter.
During the third quarter of 2024, the U.K. chicken market volume was higher than in the same quarter of the prior year and also increased compared to the first half of 2024. European supplies into U.K. are increasing slightly as other markets for the E.U. are declining. Our utilities and feed ingredient costs are lower relative to third quarter of 2023. We continue to focus on managing costs, including labor and yield efficiencies, agricultural performance and increasing operational efficiency through investments in capital projects.
Commodity prices for chicken in Mexico decreased during the third quarter and on average were below prior year prices, but trended upwards towards the end of the third quarter.
Prices for the remainder of the year will depend on (1) the evolution of foodservice, retail and export meat demand and (2) factors such as feed production input costs, further spread of avian influenza both domestically and abroad, uncertainty surrounding the general economy and overall protein supply.
U.K. market prices for pork products decreased slightly throughout the third quarter of 2024 from downward pressure as a result of the price differential between U.K. and E.U. pork prices as well as reduced retail demand due to weather impacts. The pig supply has increased throughout 2024 though largely due to increased weights. U.K. pig farming became profitable in the second quarter of 2023 and continues to remain profitable.
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

Results of Operations
Three Months Ended September 29, 2024 Compared to the Three Months Ended September 24, 2023
Net sales. Net sales generated in the three months ended September 29, 2024 increased $224.8 million, or 5.2%, from net sales generated in the three months ended September 24, 2023. The following table provides net sales information:

Sources of net sales	Three Months Ended September 29, 2024	Change from Three Months Ended September 24, 2023		Impact on Change from Three Months Ended September 24, 2023
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$2,773,391	$285,074	11.5%	1.5%	10.0%	—%
Europe	1,308,127	(4,078)	(0.3)%	1.2%	(3.9)%	2.4%
Mexico	503,461	(56,213)	(10.0)%	1.4%	(1.5)%	(9.9)%
Total net sales	$4,584,979	$224,783	5.2%
U.S. Reportable Segment. U.S. net sales generated in the three months ended September 29, 2024 increased $285.1 million, or 11.5%, from U.S. net sales generated in the three months ended September 24, 2023 primarily due to an increase in net sales per pound of $248.4 million, or 10.0 percentage points, and an increase in sales volume of $36.7 million, or 1.5 percentage points. The increase in net sales per pound was driven primarily by favorable market pricing conditions and shift in product mix. The third quarter average commodity chicken market prices were above both prior year and the historical five-year average.
Europe Reportable Segment. Europe net sales generated in the three months ended September 29, 2024 decreased $4.1 million, or 0.3%, from Europe net sales generated in the three months ended September 24, 2023 primarily due to a decrease in net sales per pound of $51.3 million, or 3.9 percentage points. The decrease in net sales per pound was primarily due to shift in product mix and due to the structure of certain customer contracts impacted by lower input costs. The decrease in net sales per pound was partially offset by the favorable impact of foreign currency translation and an increase in sales volume of $31.0 million, or 2.4 percentage points, and $16.2 million, or 1.2 percentage points, respectively.
Mexico Reportable Segment. Mexico net sales generated in the three months ended September 29, 2024 decreased $56.2 million, or 10.0%, from Mexico net sales generated in the three months ended September 24, 2023 due to the unfavorable impact of foreign currency translation of $55.4 million, or 9.9 percentage points, and a decrease in net sales per pound of $8.6 million, or 1.5 percentage points. These decreases were partially offset by an increase in sales volume of $7.8 million, or 1.4 percentage points. The decrease in net sales per pound was driven by an decrease in commodity chicken prices based on market requirements. The increase in sales volume was driven by shifts in product mix.
Gross profit and cost of sales. Gross profit increased by $338.1 million, or 97.7%, from $345.9 million generated in the three months ended September 24, 2023 to $684.0 million generated in the three months ended September 29, 2024. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended September 29, 2024	Change from Three Months Ended September 24, 2023		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 29, 2024	September 24, 2023
	(In thousands, except percent data)
Net sales	$4,584,979	$224,783	5.2%	100.0%	100.0%
Cost of sales	3,901,009	(113,305)	(2.8)%	85.1%	92.1%
Gross profit	$683,970	$338,088	97.7%	14.9%	7.9%

Sources of gross profit	Three Months Ended September 29, 2024	Change from Three Months Ended September 24, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$492,966	$322,310	188.9%
Europe	131,841	35,894	37.4%
Mexico	59,163	(20,116)	(25.4)%
Total gross profit	$683,970	$338,088	97.7%

Sources of cost of sales	Three Months Ended September 29, 2024	Change from Three Months Ended September 24, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,280,425	$(37,236)	(1.6)%
Europe	1,176,286	(39,972)	(3.3)%
Mexico	444,298	(36,097)	(7.5)%
Total cost of sales	$3,901,009	$(113,305)	(2.8)%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended September 29, 2024 decreased $37.2 million, or 1.6%, from cost of sales incurred by our U.S. segment during the three months ended September 24, 2023. The decrease in cost of sales was primarily driven by a decrease in cost per pound sold of $71.5 million, or 3.1 percentage points, partially offset by an increase in sales volume of $34.2 million, or 1.5 percentage points. The decrease from prior year in cost per pound sold is primarily due to declining feed ingredients costs, specifically corn and soybean meal. Corn market prices decreased approximately 28% from prior year levels and soybean meal market prices decreased approximately 14% from prior year levels. Factors that are partially offsetting the decrease in cost of sales from feed ingredients are increased payroll and incentive compensation costs, grower costs, and other operating costs.
Europe Reportable Segment. Cost of sales incurred by our Europe operations during the three months ended September 29, 2024 decreased $40.0 million, or 3.3%, from cost of sales incurred by our Europe segment during the three months ended September 24, 2023. The decrease in cost of sales was primarily driven by a decrease in cost per pound from lower input costs.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended September 29, 2024 decreased $36.1 million, or 7.5%, from cost of sales incurred by our Mexico segment during the three months ended September 24, 2023. This decrease was driven by the favorable impact of foreign currency translation of $48.9 million, or 10.2 percentage points. Partially offsetting this decrease were increases in sales volume and cost per pound sold of $6.7 million, or 1.4 percentage points, and $6.1 million, or 1.3 percentage points, respectively.
Operating income and SG&A expense. Operating income increased by $302.0 million, or 146.3%, from income of $206.4 million generated in the three months ended September 24, 2023 to income of $508.4 million generated in the three months ended September 29, 2024. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended September 29, 2024	Change from Three Months Ended September 24, 2023		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 29, 2024	September 24, 2023
	(In thousands, except percent data)
Gross profit	$683,970	$338,088	97.7%	14.9%	7.9%
SG&A expense	144,780	6,211	4.5%	3.2%	3.2%
Restructuring activities	30,836	29,896	3,180.4%	0.6%	—%
Operating income	$508,354	$301,981	146.3%	11.1%	4.7%

Sources of operating income	Three Months Ended September 29, 2024	Change from Three Months Ended September 24, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$419,844	$318,462	314.1%
Europe	45,601	2,792	6.5%
Mexico	42,909	(19,273)	(31.0)%
Total operating income	$508,354	$301,981	146.3%

Sources of SG&A expense	Three Months Ended September 29, 2024	Change from Three Months Ended September 24, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$73,122	$3,848	5.6%
Europe	55,404	3,206	6.1%
Mexico	16,254	(843)	(4.9)%
Total SG&A expense	$144,780	$6,211	4.5%

Sources of restructuring activities	Three Months Ended September 29, 2024	Change from Three Months Ended September 24, 2023
		Amount	Percent
	(In thousands, except percent data)
Europe	30,836	29,896	3,180.4%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended September 29, 2024 increased $3.8 million, or 5.6%, from SG&A expense incurred by our U.S. reportable segment during the three months ended September 24, 2023. The increase in SG&A expense resulted primarily from an increase in incentive compensation costs, partially offset by a net decrease in legal settlement expense.
Europe Reportable Segment. SG&A expense incurred by our Europe reportable segment during the three months ended September 29, 2024 increased $3.2 million, or 6.1%, from SG&A expense incurred by our Europe segment during the three months ended September 24, 2023. The increase in SG&A expense was primarily due to an increase in incentive compensation expense.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended September 29, 2024 decreased approximately $0.8 million, or 4.9%, from SG&A expense incurred by our Mexico segment during the three months ended September 24, 2023 primarily due to the favorable impact of foreign currency translation. This decrease was partially offset by an increase in payroll and incentive compensation costs.
Restructuring activities. Restructuring activities costs of $30.8 million were recognized in the three months ended September 29, 2024. These charges were incurred by our Europe reportable segment primarily as a result of severance, asset impairment, and other charges related to the closure of facilities within our Pilgrim’s Food Masters and Pilgrim's U.K. businesses.
Net interest expense. Net interest expense decreased to $19.5 million recognized in the three months ended September 29, 2024 from $33.5 million recognized in the three months ended September 24, 2023. The decrease in net interest expense resulted primarily from a decrease in interest expense on outstanding borrowings due to decreased borrowings and an increase in interest income on higher cash balances.
Income taxes. Income tax expense increased to $131.6 million, a 27.3% effective tax rate, for the three months ended September 29, 2024 compared to an income tax expense of $44.6 million, a 26.8% effective tax rate, for the three months ended September 24, 2023.

Nine Months Ended September 29, 2024 Compared to the Nine Months Ended September 24, 2023
Net sales. Net sales generated in the nine months ended September 29, 2024 increased $672.3 million, or 5.2%, from net sales generated in the nine months ended September 24, 2023. The following table provides net sales information:

Sources of net sales	Nine Months Ended September 29, 2024	Change from Nine Months Ended September 24, 2023		Impact on Change from Nine Months Ended September 24, 2023
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$8,016,688	$649,595	8.8%	1.8%	7.0%	—%
Europe	3,877,571	15,352	0.4%	1.7%	(3.9)%	2.6%
Mexico	1,611,968	7,365	0.5%	2.3%	(2.6)%	0.8%
Total net sales	$13,506,227	$672,312	5.2%
U.S. Reportable Segment. U.S. net sales generated in the nine months ended September 29, 2024 increased $649.6 million, or 8.8%, from U.S. net sales generated in the nine months ended September 24, 2023 primarily due to an increase in net sales per pound and an increase in sales volume of $514.0 million, or 7.0 percentage points, and $135.6 million, or 1.8 percentage points, respectively. The increase in net sales per pound was driven primarily by favorable market pricing conditions. The first nine months average commodity chicken market prices were above both prior year and the historical five-year average.
Europe Reportable Segment. Europe net sales generated in the nine months ended September 29, 2024 increased $15.4 million, or 0.4%, from Europe net sales generated in the nine months ended September 24, 2023 primarily due to a favorable impact of foreign currency translation and an increase in sales volume of $100.8 million, or 2.6 percentage points, and $64.4 million, or 1.7 percentage points, respectively. The increase in net sales was partially offset by a decrease in net price per pound sold of $149.8 million, or 3.9 percentage points. The decrease in net sales per pound was primarily due to the structure of certain customer contracts impacted by lower input costs.
Mexico Reportable Segment. Mexico net sales generated in the nine months ended September 29, 2024 increased $7.4 million, or 0.5%, from Mexico net sales generated in the nine months ended September 24, 2023 primarily due to an increase in sales volume and the favorable impact of foreign currency translation of $37.2 million, or 2.3 percentage points, and $11.5 million, or 0.8 percentage points, respectively, partially offset by a decrease in net sales per pound of $41.3 million, or 2.6 percentage points. The increase in sales volume was driven by sales mix with a year-over-year increase in imports and processed chicken volumes, partially offset by a decrease in live chicken volumes. The decrease in price per pound sold was driven by the shift in product mix.
Gross profit and cost of sales. Gross profit increased by $962.2 million from $797.4 million generated in the nine months ended September 24, 2023 to $1.8 billion generated in the nine months ended September 29, 2024. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Nine Months Ended September 29, 2024	Change from Nine Months Ended September 24, 2023		Percent of Net Sales
				Nine Months Ended
		Amount	Percent	September 29, 2024	September 24, 2023
	(In thousands, except percent data)
Net sales	$13,506,227	$672,312	5.2%	100.0%	100.0%
Cost of sales	11,746,722	(289,839)	(2.4)%	87.0%	93.8%
Gross profit	$1,759,505	$962,151	120.7%	13.0%	6.2%

Sources of gross profit	Nine Months Ended September 29, 2024	Change from Nine Months Ended September 24, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,182,597	$859,507	266.0%
Europe	337,876	70,708	26.5%
Mexico	239,032	31,723	15.3%
Elimination	—	213	N/A
Total gross profit	$1,759,505	$962,151	120.7%

Sources of cost of sales	Nine Months Ended September 29, 2024	Change from Nine Months Ended September 24, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$6,834,091	$(209,912)	(3.0)%
Europe	3,539,695	(55,356)	(1.5)%
Mexico	1,372,936	(24,358)	(1.7)%
Elimination	—	(213)	N/A
Total cost of sales	$11,746,722	$(289,839)	(2.4)%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the nine months ended September 29, 2024 decreased $209.9 million, or 3.0%, from cost of sales incurred by our U.S. segment during the nine months ended September 24, 2023. The decrease in cost of sales was primarily driven by a decrease in cost per pound sold of $339.6 million, or 4.8 percentage points, partially offset by an increase in sales volume of $129.6 million, or 1.8 percentage points. The decrease from prior year in cost per pound sold is primarily due to declining feed ingredients costs, specifically corn and soybean meal. Corn market prices decreased approximately 28% from prior year levels and soybean meal market prices decreased approximately 23% from prior year levels. Factors that are partially offsetting the decrease in cost of sales from feed ingredients are increased payroll and incentive compensation costs and an increase in insurance costs related to prior year recognition of income for business interruption insurance recoveries.
Europe Reportable Segment. Cost of sales incurred by our Europe operations during the nine months ended September 29, 2024 decreased $55.4 million, or 1.5%, from cost of sales incurred by our Europe segment during the nine months ended September 24, 2023. The decrease in cost of sales was primarily driven by a decrease in cost per pound sold. The decrease in cost per pound sold was driven by lower feed ingredients, labor, utilities and other operating costs and was partially offset by an increase related to the prior year one-time recognition of business interruption insurance income.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the nine months ended September 29, 2024 decreased $24.4 million, or 1.7%, from cost of sales incurred by our Mexico segment during the nine months ended September 24, 2023. This decrease was driven by a decrease in cost per pound sold of $66.5 million, or 4.8 percentage points. The decrease in cost per pound sold was driven by decreased commodity feed ingredient input costs. The decrease in cost per pound sold was partially offset by increases in sales volume and the unfavorable impact of foreign currency translation of $32.4 million, or 2.3 percentage points, and $9.8 million, or 0.7 percentage points, respectively. The increase in volume was driven by changes in mix with a year-over-year increase in imports, partially offset by a decrease in processed and live chicken volumes.
Operating income and SG&A expense. Operating income increased by $861.4 million, or 254.9%, from income of $338.0 million generated in the nine months ended September 24, 2023 to income of $1,199.4 million generated in the nine months ended September 29, 2024. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Nine Months Ended September 29, 2024	Change from Nine Months Ended September 24, 2023		Percent of Net Sales
				Nine Months Ended
		Amount	Percent	September 29, 2024	September 24, 2023
	(In thousands, except percent data)
Gross profit	$1,759,505	$962,151	120.7%	13.0%	6.2%
SG&A expense	478,017	57,334	13.6%	3.5%	3.3%
Restructuring activities	82,070	43,386	112.2%	0.6%	0.3%
Operating income	$1,199,418	$861,431	254.9%	8.9%	2.6%

Sources of operating income	Nine Months Ended September 29, 2024	Change from Nine Months Ended September 24, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$907,249	$796,708	720.7%
Europe	100,710	30,127	42.7%
Mexico	191,459	34,383	21.9%
Eliminations	—	213	N/A
Total operating income	$1,199,418	$861,431	254.9%

Sources of SG&A expense	Nine Months Ended September 29, 2024	Change from Nine Months Ended September 24, 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$275,348	$62,799	29.5%
Europe	155,096	(2,805)	(1.8)%
Mexico	47,573	(2,660)	(5.3)%
Total SG&A expense	$478,017	$57,334	13.6%

Sources of restructuring activities charges	Nine Months Ended September 29, 2024	Change from Nine Months Ended September 24, 2023
		Amount	Percent
	(In thousands, except percent data)
Europe	$82,070	$43,386	112.2%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the nine months ended September 29, 2024 increased $62.8 million, or 29.5%, from SG&A expense incurred by our U.S. reportable segment during the nine months ended September 24, 2023. The increase in SG&A expense resulted primarily from an increase in legal settlement expense and incentive compensation costs, partially offset by an insurance recovery recognized in the current year.
Europe Reportable Segment. SG&A expense incurred by our Europe reportable segment during the nine months ended September 29, 2024 decreased $2.8 million, or 1.8%, from SG&A expense incurred by our Europe segment during the nine months ended September 24, 2023. The decrease in SG&A expense was primarily due to a decrease in salaries expense related to the Pilgrim’s Europe central restructuring initiative.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the nine months ended September 29, 2024 decreased $2.7 million, or 5.3%, from SG&A expense incurred by our Mexico segment during the nine months ended September 24, 2023. The primary driver of the decrease in SG&A expense was a decrease in marketing spend and labor costs, partially offset by an increase driven by the unfavorable impact of foreign currency translation.
Restructuring activities. Restructuring activities costs of $82.1 million were recognized in the nine months ended September 29, 2024. These charges were incurred by our Europe reportable segment primarily as a result of asset impairment, severance, and other charges in our Pilgrim’s Food Masters and Pilgrim’s U.K. businesses related to site closures.
Net interest expense. Net interest expense decreased to $65.7 million recognized in the nine months ended September 29, 2024 from $112.1 million recognized in the nine months ended September 24, 2023. The decrease in net interest expense resulted primarily from a decrease in interest expense on outstanding borrowings due to decreased borrowings and an increase in interest income on higher cash balances. Contributing to the decrease in net interest expense is gross realized gains of

$13.8 million recognized on the repurchases of $144.3 million of outstanding principal of the Senior Notes due 2031 and $20.0 million of outstanding principal of the Senior Notes due 2033.
Income taxes. Income tax expense increased to $284.3 million, a 25.0% effective tax rate, for the nine months ended September 29, 2024 compared to an income tax expense of $20.5 million, a 9.8% effective tax rate, for the nine months ended September 24, 2023. The change from an income tax benefit to an income tax expense in 2024 resulted primarily from the increase in profit before income taxes.
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of September 29, 2024:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$1,878.0
Borrowing arrangements:
U.S. Credit Facility(a)	850.0	—	825.3
Mexico Credit Facility(b)	56.4	—	56.4
Europe Credit Facility(c)	200.6	—	200.6
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at September 29, 2024 totaled $24.7 million.
(b)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $56.4 million (Mex$1.1 billion).
(c)The U.S. dollar-equivalent of the facility amount under the Europe Credit Facility is $200.6 million (£150 million).
On May 1, 2024, the Pilgrim’s Board of Directors approved a bond repurchase program which authorizes the Company to repurchase up to $200.0 million worth of our outstanding senior notes. Under the program, we have repurchased $144.3 million of outstanding principal of the Senior Notes Due 2031 and $20.0 million of the outstanding principal of the Senior Notes due 2033 for an aggregate of $150.5 million.
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds

Cash Flows from Operating Activities	Nine Months Ended
	September 29, 2024	September 24, 2023
	(In millions)
Net income	$851.5	$188.1
Net noncash expenses	398.4	269.4
Changes in operating assets and liabilities:
Trade accounts and other receivables	62.6	(65.2)
Inventories	173.0	(13.0)
Prepaid expenses and other current assets	(65.6)	(8.0)
Accounts payable, accrued expenses and other current liabilities	79.7	12.2
Income taxes	151.9	40.5
Long-term pension and other postretirement obligations	13.1	(1.7)
Other operating assets and liabilities	(23.8)	(22.7)
Cash provided by operating activities	$1,640.8	$399.6
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $398.4 million for the nine months ended September 29, 2024. Net noncash expense items included depreciation and amortization of $321.8 million, asset impairment of $26.6 million, deferred income tax expense of $45.2 million, gain on early extinguishment of debt recognized as component of interest expense of $11.2 million, stock-based compensation costs of $9.2 million, loan cost amortization of $3.8 million, accretion of discounts related to Senior Notes of $1.9 million, and losses on property disposals of $1.1 million. Other net noncash items were immaterial.

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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $62.6 million source of cash related to operating activities for the nine months ended September 29, 2024. This change primarily resulted from a decrease in trade accounts receivable due to timing of payments received. The change in trade accounts and other receivables represented a $65.2 million use of cash related to operating activities for the nine months ended September 24, 2023. This change primarily resulted from an increase in trade accounts receivable from increased sales prices in the U.K. and Mexico and increased volumes.
The change in inventories represented a $173.0 million source of cash related to operating activities for the nine months ended September 29, 2024. This change resulted primarily from decreased raw materials, work-in-process inventories due to lower feed ingredient costs, and lower finished goods inventories. The change in inventories represented a $13.0 million use of cash related to operating activities for the nine months ended September 24, 2023. This change resulted primarily from increased finished goods inventories.
The change in prepaid expenses and other current assets represented a $65.6 million use of cash related to operating activities for the nine months ended September 29, 2024. This change resulted primarily from an increase in prepaid indirect taxes in our Mexico and Europe reportable segments. The change in prepaid expenses and other current assets represented a $8.0 million use of cash related to operating activities for the nine months ended September 24, 2023. This change resulted primarily from a net increase in prepaid insurance and prepaid maintenance of information technology.
The change in accounts payable, accrued expenses and other current liabilities represented a $79.7 million source of cash related to operating activities for the nine months ended September 29, 2024. This change resulted primarily from timing of payments to our suppliers, a reduction in grain input costs, and timing of legal settlement payments. The change in accounts payable, revenue contract liabilities, accrued expenses and other current liabilities represented a $12.2 million source of cash related to operating activities for the nine months ended September 24, 2023. This change resulted primarily from timing of payments to our suppliers, a reduction in grain input costs, an increase in our revenue contract liabilities and year-to-date fair value fluctuations of our derivative instruments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $151.9 million and $40.5 million source of cash for the nine months ended September 29, 2024 and September 24, 2023, respectively.

Cash Flows from Investing Activities	Nine Months Ended
	September 29, 2024	September 24, 2023
	(In millions)
Acquisitions of property, plant and equipment	$(316.9)	$(432.4)
Proceeds from property disposals	9.7	17.2
Proceeds from property insurance recoveries	—	20.7
Cash used in investing activities	$(307.2)	$(394.5)
Capital expenditures were incurred for growth projects, such as the South Georgia protein conversion plant, and to improve operational efficiencies, system enhancement projects, and reduce costs for the nine months ended September 29, 2024.
Capital expenditures for the nine months ended September 24, 2023 were primarily incurred to improve operational efficiencies and reduce costs. Capital expenditures in 2023 also included investments in the Athens, GA plant expansion, the South Georgia protein conversion plant and other automation projects. Proceeds from property disposals were primarily for the sale of a farm in Mexico. Proceeds from property insurance recoveries reflects cash received on insurance claims related to the property losses incurred from the Mayfield, Kentucky tornado that occurred in December 2021.

Cash Flows from Financing Activities	Nine Months Ended
	September 29, 2024	September 24, 2023
	(In millions)
Payments on revolving line of credit, long-term borrowings and finance lease obligations	$(151.7)	$(765.9)
Proceeds from revolving line of credit and long-term borrowings	—	1,278.1
Proceeds from contribution (payment of distribution) of capital under Tax Sharing Agreement with JBS USA Holdings	1.4	(1.6)
Payments on early extinguishment of debt	(0.2)	—
Payments of capitalized loan costs	—	(10.3)
Cash provided by financing activities	$(150.5)	$500.3
Payments on revolving line of credit, long-term borrowings and finance lease obligations are primarily related to open market repurchases of outstanding senior notes. The proceeds from contribution of capital under the Tax Sharing Agreement with JBS USA Holdings were an allocation made during tax year 2023 for payment of historical tax adjustments. Payments on early extinguishment of debt are transaction fees related to the bond repurchases.
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
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses (gains), (2) costs related to litigation settlements, (3) restructuring activities losses, (4) loss on settlement of pension obligations due to plan termination, (5) write-downs of inventory as a result of hurricane, (6) property insurance recoveries for property damage losses, and (7) net income attributable to noncontrolling interests. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

Nine Months Ended
September 29, 2024
(In thousands)
Net income	$851,451
Add:
Interest expense, net	65,733
Income tax expense	284,321
Depreciation and amortization	321,768
EBITDA	1,523,273
Add:
Litigation settlements	72,190
Restructuring activities losses	82,070
Loss on settlement of pension from plan termination	10,709
Inventory write-down as a result of hurricane	8,075
Minus:
Foreign currency transaction gains	7,240
Net income attributable to noncontrolling interest	867
Adjusted EBITDA	$1,688,210

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

	Three Months Ended September 29, 2024
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$862,891	$86,289
Feed ingredient inventory(b)	132,573	13,257
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended September 29, 2024.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of September 29, 2024.

	September 29, 2024
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$17,758	$1,776
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of September 29, 2024.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $103.9 million as of September 29, 2024.
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
Net Assets. As of September 29, 2024, our Mexican subsidiaries that are denominated in Mexican peso had net assets of $1.1 billion. A 10% weakening in Mexican peso against the U.S. dollar exchange rate would cause a decrease in the net assets of our Mexican subsidiaries by $104.3 million. A 10% strengthening in the Mexican peso against the U.S dollar exchange rate would cause an increase in the net assets of our Mexican subsidiaries of $127.4 million.
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
Net Assets. As of September 29, 2024, our Europe subsidiaries that are denominated in British pounds had net assets of $4.5 billion. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our Europe subsidiaries by $413.1 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our Europe subsidiaries of $504.9 million.
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
As of September 29, 2024, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended September 29, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
During 2024, the Company has completed the first phase of a multi-year implementation of an enterprise resource planning (“ERP”) system. The implementation did not materially affect our internal control over financial reporting during the three months ended September 29, 2024 and is not expected to materially affect our internal control over financial reporting throughout the remainder of the implementation period.

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
ITEM 5.    OTHER INFORMATION
None of the Company’s directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 29, 2024.
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

PILGRIM’S PRIDE CORPORATION

Date: October 30, 2024	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)