Form 10-K
period 2024-12-29
PILGRIMS PRIDE CORP
filed 2025-02-13
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by non-affiliates of the registrant as of June 30, 2024 was $1,584,521,371. The number of shares of the registrant’s Common Stock outstanding as of February 12, 2025 was 237,122,205.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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
Item 1. Business
Company Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken and pork products to retailers, distributors and foodservice operators. JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owns 82.42% of our outstanding common stock.
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
As a vertically integrated company, we are able to control nearly every phase of the production process, which helps us manage food safety and quality, control margins and improve customer service. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 4,500 growers, 35 feed mills, 49 hatcheries, 39 processing plants, 30 prepared foods cook plants, 29 distribution centers, 12 protein conversion facilities and five pet food plants, we believe we are well-positioned to supply the growing demand for our products.
We operate on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example 2024) in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year. Fiscal year 2024 was a 52-week fiscal year and fiscal year 2023 was a 53-week fiscal year.
Reportable Segments
We operate in three reportable segments: U.S., Europe, and Mexico. We produce or purchase for resale chicken products through our operations in the U.S., the U.K. and continental Europe, and Mexico and pork products through our operations in the U.K. We conduct separate operations in the U.S., the U.K., the Republic of Ireland, continental Europe, Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our U.S. operations. See “Note 20. Reportable Segments” of our Consolidated Financial Statements included in this annual report for additional information.
Products and Markets
Fresh Products Overview. Our fresh products consist of refrigerated whole or cut-up chicken, frozen whole chickens, breast fillets, mini breast fillets and prepackaged case-ready chicken, and in the U.K., primary pork cuts, added value pork, pork ribs and lamb products. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens, chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Additionally, we are an important player in the live chicken market in Mexico. In 2024, our fresh product sales accounted for 82.1%, 22.9%, and 84.2% of our total U.S., Europe, and Mexico product sales, respectively.
Prepared Products Overview. Our prepared products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products may be breaded and/or marinated. Our prepared products include processed sausages, bacon, slow cooked, smoked meat, gammon joints, ready-to-cook variety of meat products, pre-packed meats, sandwich and deli counter meats, pulled pork balls, meatballs and coated foods. In 2024, our prepared foods products sales accounted for 10.3%, 65.8%, and 10.4% of our total U.S., Europe, and Mexico chicken and pork sales, respectively.
Exported Products Overview. Exported products primarily consist of whole chickens and chicken parts sold either refrigerated for distributors in the U.S. or frozen for distribution to export markets and in the U.K., primary pork cuts, hog heads and trotters frozen for distribution to export markets. In 2024, our export product sales accounted for 4.4% and 9.3% of our total U.S. and Europe product sales, respectively.
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
Net Sales for Primary Product Lines and Markets
The following table sets forth, for the periods beginning with 2022, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	Years Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
U.S. reportable segment:
Fresh products	$8,731,905	$8,105,269	$8,624,421
Prepared foods	1,094,818	978,423	1,107,734
Export	468,553	533,205	552,823
Other products	334,653	410,846	463,372
Total U.S. reportable segment	10,629,929	10,027,743	10,748,350
Europe reportable segment:
Fresh products	1,178,459	1,074,900	908,882
Prepared foods	3,381,178	3,525,359	3,104,347
Export	477,486	472,656	712,685
Other products	99,624	130,406	148,824
Europe reportable segment	5,136,747	5,203,321	4,874,738
Mexico reportable segment:
Fresh products	1,777,815	1,796,670	1,587,809
Prepared foods	220,270	212,651	167,589
Other products	113,530	121,832	89,891
Total Mexico reportable segment	2,111,615	2,131,153	1,845,289
Total net sales	$17,878,291	$17,362,217	$17,468,377
Raw Materials
Grains. The Company utilizes various raw materials in its operations, including corn, soybean meal and wheat, along with various other ingredients from which the Company produces its own formulated feeds. In 2024, corn, soybean meal and wheat accounted for approximately 42.2%, 38.0% and 5.0% of our feed costs, respectively. The production of feed ingredients is positively or negatively affected primarily by the global level of supply, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. We attempt to mitigate the impact of price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed-price contracts, broadening our product portfolio and expanding the variety of contracts within our book of business. To also manage this risk, we purchase derivative financial instruments. The Company has long-standing relationships with its sources of grain and other feed ingredients and expects to have an adequate supply for its present needs.

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
Live pigs. The Company’s pork operations in the U.K. maintain a pig production base that makes up approximately 31.6% of the total number of pigs processed by the Company each year. Additionally, the Company’s pork operations procure live pigs for slaughter within a few days of purchase from numerous independent farmers throughout the U.K. Live pigs sourced from independent farmers make up approximately 68.4% of the total number of pigs processed by the Company each year. Although we generally expect adequate supply of live pigs in the U.K., there may be periods of imbalance in supply and demand.
Trademarks
We own registered trademarks which are used in connection with our business. The trademarks are important to the overall marketing and branding of our products. A significant portion of our trademarks in our business are registered. In part, our success is partially dependent on the existence and continued protection of these trademarks. As long as the Company continues to use its trademarks, they may be renewed indefinitely. Some of the more significant owned or licensed trademarks used by the Company or its affiliates include Pilgrim’s®, Just Bare®, Gold’n Plump®, Gold Kist®, Country Pride®, Pierce Chicken®, Pilgrim’s® Mexico, Savoro, To-Ricos®, Del Dia®, Moy Park, O’Kane, Richmond, Fridge Raiders and Denny.
Seasonality
The demand for our chicken products generally is greatest during the spring and summer months and lowest during the winter months. The demand for our pork products generally is higher during the summer and peaks during the winter primarily due to the holiday season.
Key Customers
Our two largest customers, which operate in the U.S., together accounted for approximately 16.6% and 13.2% of our consolidated net sales in 2024 and 2023, respectively. No single customer accounted for ten percent or more of our consolidated net sales in either 2024 or 2023.
Competition
The chicken and pork industries in the U.S., the U.K., continental Europe and Mexico are highly competitive. The competitive factors in our business include price, product quality, product development, brand identification, breadth of product line and customer service. We believe that being a vertically integrated chicken company and having a fully integrated supply chain in the pork business may provide long-term cost and quality advantages over non-vertically integrated and other processors. We utilize various advertising and marketing techniques to develop and strengthen trade and consumer awareness and enhance brand loyalty for consumer products. We believe our efforts to achieve and maintain brand awareness and loyalty could support achievement of greater price premiums than would otherwise be the case in certain markets and support and expand our product distribution. We actively seek to identify and address consumer preferences by using qualitative and quantitative consumer research techniques in key geographic markets to discover and validate new product ideas, packaging designs and methods. Although poultry and pork are often relatively inexpensive in comparison with other meats, we also compete indirectly with the producers of other meats and fish, since changes in the relative prices of these foods can alter consumer buying patterns.
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
The EPA, environmental authorities in the U.K., the Republic of Ireland, continental Europe and Mexico, and/or other U.S. or Mexican state and local authorities may, from time to time, adopt revisions to environmental rules and regulations, and/or changes in the terms and conditions of our environmental permits, with which we must comply. Compliance with existing or new environmental requirements, including more stringent limitations imposed or expected in recently-renewed or soon-to be renewed environmental permits or raw material sourcing, may require additional capital expenditures and operating expenses which may be significant. Moreover, customers in select regions may require additional or more immediate adoption of various regulations, further increasing overall investments and costs.
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
Human Capital Resources
As of December 29, 2024, we employed over 61,600 persons. Our success is largely dependent on the skills, experience and efforts of our employees. We rely on an adequate number of skilled employees to serve in critical production roles, such as processing workers and operations supervisors. In managing our business, we focus on a number of human capital measures or objectives, which are rooted in our core values and include the following items:
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
•Our efforts in 2024 have resulted in year-over-year reductions in severe injuries of 37%.
Anti-discrimination. We value diversity in the workplace, and do not discriminate on the basis of age, color, disability, family or marital status, gender, national origin, or any other characteristic protected by applicable law, regulation, or ordinance. We prohibit discrimination in all recruiting, hiring, promotion, training, compensation, termination, and other employment decisions.
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
•We have extensive leadership training programs, such as our Supervisor Development Program, created to help identify and develop production workers into frontline supervisors, the aforementioned People First Program, designed to equip frontline supervisors with the behavioral and technical skills needed to effectively lead their production teams and our Summit Program, designed to improve the skill set of our senior leadership team. We have found that recognizing our employees’ efforts through training for continued advancement strengthens their performance and helps with our goals to achieve business results. Our employees completed over 1,394,426 training hours during 2024 and over 332,000 training hours during 2023.

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
•Better Futures. Better Futures, which we launched in 2021, is the largest privately funded free community college program in rural America, offering free community college to our team members and their dependents. So far, over 2,126 team members or dependents have signed up and 705 have started their selected academic pathway.
Employee Relations. We respect our team members’ rights of association, including by joining labor unions and collective bargaining. Approximately 35.4% of our workforce are covered by a collective bargaining agreement. For additional information, see “Item 1A. Risk Factors - Our performance depends on favorable labor relations with our employees and our compliance with labor laws. Any deterioration of those relations or increase in labor costs due to our compliance with labor laws could adversely affect our business.”
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
Information about our Executive Officers

Name	Age	Background and Experience	Dates
Fabio Sandri	53	President and Chief Executive Officer	September 2020 to Present
Matthew Galvanoni	52	Chief Financial Officer	March 2021 to Present
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
We take precautions intended to ensure that our flocks and herds are healthy and that our processing plants and other facilities operate in a sanitary and environmentally-sound manner. However, events beyond our control, such as outbreaks of disease, either in our own flocks and herds or elsewhere, could significantly affect the demand for our products or our ability to conduct our operations. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, fresh pork or other products involving our suppliers, facilities or customers, or require us to euthanize one or more of our flocks or herds in order to comply with disease control legislative requirements. This could result in customer order cancellations or create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects.
There have been recent outbreaks of both high- and low-pathogenic strains of avian influenza (“HPAI” and “LPAI”, respectively) in Europe, the U.S., the U.K., and in Mexico. Outbreaks of both HPAI and LPAI are increasingly common. For example, HPAI H5 has been detected in a number of states in the U.S. predominantly in poultry flocks but also more recently in dairy cattle, wild birds and mammals, as well as in farm workers directly exposed to infected animals. Even if no additional highly pathogenic or highly contagious strains of avian influenza are confirmed in Europe, the U.S., the U.K. or Mexico, there can be no assurance that outbreaks elsewhere will not materially adversely affect international demand for poultry produced in our operating countries. Additionally, should any of these strains spread to or within Europe, the U.S., the U.K. or Mexico, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.

While our pork products are produced through our U.K. operations, previous outbreaks of African swine fever in China and its subsequent spread across the world had a significant effect on both the global supply of pork and on pork prices. As an island, the U.K. has an element of built-in biosecurity, but there are risks, mainly as a result of human movement of infected meat from the European Union (the “E.U.”). In the event of an outbreak of African Swine Fever in the U.K., we believe the Company’s risks are somewhat mitigated. However, we cannot provide assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation, or prospects.
If our products become contaminated, we may be subject to product liability claims and product recalls. Such product liability claims or product recalls could adversely affect our business reputation, expose us to increased scrutiny by federal and state regulators and may not be fully covered by insurance.
Poultry and pork products are susceptible to contamination by harmful organisms, or pathogens, such as Listeria monocytogenes, Salmonella, generic E.coli, Yersinia enterocolitica and Staphylococcus aureus. These pathogens are generally found in the environment or naturally exist in the animal’s gut. These pathogens may also be introduced due to improper handling at the further processing, foodservice, or consumer level. These risks can be managed—but not eliminated—through good manufacturing practices and finished product testing. We have little, if any, control over proper handling once the product leaves our facilities. Illness and death may result if the pathogens are not eliminated at the further processing, foodservice or consumer level. An inadvertent shipment of contaminated products which contravenes relevant legislative requirements may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on our business, reputation and/or prospects. The packaging, marketing and distribution of food products entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death.
We could be required to recall certain products in the event of contamination or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third-party tampers with our products. We cannot provide assurance that we will not be required to perform product recalls, or that product liability claims will not be asserted against us in the future. Any claims that may be made may create adverse publicity that could have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations. If our products become contaminated, spoiled, are tampered with or are mislabeled, we may be subject to product liability claims and product recalls. A widespread product recall could result in significant losses due to recall-related costs, the destruction of product inventory, and lost sales from product unavailability for a period of time. Such a product recall also could result in adverse publicity, damage to our reputation and a loss of consumer confidence in our products, which could have a material adverse effect on our business results.
We currently maintain insurance coverage for certain risks, including product liability, business interruption, and general liability insurance. However, insurance can be expensive and difficult to obtain. There is no assurance that we can maintain adequate coverage in the future or that such insurance would be sufficient to cover all potential losses. Moreover, even though our insurance coverage may be designed to protect us from losses attributable to certain events, it may not adequately protect us from liability and expenses we incur in connection with such events.
Our foreign operations and commerce in international markets pose special risks to our business and operations and subject us to additional regulatory frameworks and compliance costs.
We have significant operations and assets located in Mexico, the U.K., the Republic of Ireland, and continental Europe and may participate in or acquire operations and assets in other foreign countries in the future. Foreign operations may be exposed to a number of special risks such as currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and changes in laws and policies, including tax laws and laws governing foreign-owned operations. Currency exchange rate fluctuations have had adverse effects on us in the past. Exchange rate fluctuations or one or more other risks may have a material adverse effect on our business or operations in the future. Our operations in Mexico, the U.K., the Republic of Ireland, and continental Europe are conducted through subsidiaries organized under non-U.S. laws. Claims of creditors of our subsidiaries, including trade creditors, will generally have priority as to the assets of our subsidiaries over our claims. Additionally, the ability of these subsidiaries to make payments and distributions to us can be limited by terms of subsidiary financing arrangements and will be subject to, among other things, the laws applicable to these subsidiaries. To date, these laws have not had a material adverse effect on the ability of these subsidiaries to make these payments and distributions. However, laws such as these may have a material adverse effect on the ability of these subsidiaries to make these payments and distributions in the future.

Our operations in foreign jurisdictions also subject us to additional regulatory frameworks, which can increase costs of compliance and subject us to possible fines and penalties, some of which could be significant. In some cases, foreign regulatory frameworks may be considered more stringent or complex than similar regimes in the United States. For example, the European Union’s Deforestation Regulation (the “EUDR”), which generally becomes effective on December 30, 2025, will require companies trading in cattle, cocoa, coffee, oil palm, rubber, soya, and wood, as well as products derived from these commodities, to conduct extensive diligence on the value chain to ensure the goods do not result from recent deforestation, forest degradation, or breaches of local laws in order to sell such products in the European Union market. The EUDR, and other current or proposed regulations in the European Union and elsewhere, are expected to increase our compliance costs, may affect sales in such markets, and may result in fines and penalties or reputational harm if we do not fully comply.
Additionally, to conduct our operations, we regularly move data across national borders (including data related to business, financial, marketing and regulatory matters) and must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, in 2018, the European Union (the “E.U.”) recently commenced enforcement of the General Data Protection Regulation (the “GDPR”). The GDPR imposes significant additional compliance obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. The GDPR grants enforcement powers to certain E.U. regulators including extra-territorial powers in some cases. These enforcement powers allow regulators to conduct investigations and dawn raids, to issue penalties up to the greater of €20 million or 4% of worldwide turnover for the most serious violations, and to require changes to the way that organizations (including the Company) use personal data. Due to the geographic scope of our operations, the GDPR may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to minimize the risk of non-compliance with applicable privacy laws and regulations. Privacy laws such as the GDPR and similar laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states’ laws and regulations, including where permitted derivations from the GDPR are introduced. Additional laws may be enacted in U.S. states or at the U.S. federal level. Compliance with such existing, proposed, and recently enacted laws and regulations can be costly and may necessitate the review and implementation of policies and processes relating to our collection, security, and use of data. Any failure to comply with these regulatory standards could subject us to legal and reputational risks including proceedings against the Company by governmental entities or others, fines and penalties, or damage to our reputation and credibility and could have a negative impact on our business and results of operations.
Historically, we have targeted international markets to generate additional demand for our products. In particular, given the general preference for white chicken meat by U.S. and U.K. consumers, we have targeted international markets for the sale of certain dark chicken meat and parts, such as chicken paws. We have also targeted international markets for excess primary pork cuts and parts, such as hog heads and trotters. As part of this initiative, we have created a significant international distribution network into several markets in Mexico, the Middle East, and Asia. Our success in these markets may be impacted, and in recent periods, has been influenced by disruptions in export markets. A significant risk is disruption due to import restrictions and tariffs, other trade protection measures, and import or export licensing requirements regarding food products imposed by foreign countries. Significant political or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the presidential administration in the U.S., are difficult to predict, may create uncertainty, and could impact our business. For example, the implementation of new tariff schemes by various governments, such as those implemented by the U.S. and China in recent years, could increase the costs of our operations and ultimately increase the cost of products sold from one country into another country. In addition, disruptions may be caused by outbreaks of diseases—either in our flocks and herds or elsewhere in the world—and resulting changes in consumer preferences. One or more of these or other disruptions in the international markets and distribution channels could adversely affect our business.
Competition in the chicken and pork industries with other vertically integrated chicken or pork companies may make us unable to compete successfully in this industry, which could adversely affect our business.
Both the chicken and pork industries are highly competitive. In the U.S., Mexico, the U.K., the Republic of Ireland, and continental Europe, we primarily compete with other vertically integrated chicken and pork companies. In general, the competitive factors in these industries include price, product quality, product development, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, competition is based on product quality, brand awareness, customer service and price. Further, there is some competition with non-vertically integrated further processors in the prepared chicken business. In the Mexico retail and foodservice markets, where product differentiation has traditionally been limited, product quality and price have been the most critical competitive factors. In the U.K., the Republic of Ireland, and continental Europe retail and food service markets, key competitive factors include price, delivering consistent levels of the highest quality, service level, and delivering strong innovation. The fresh U.K. and continental Europe market primarily consists of retailer private label products. The U.K. fresh market is primarily sourced from within the U.K., making vertical integration a prerequisite for operating in that market. The U.K. prepared foods market is less exclusively sourced from within the U.K. so vertical integration is less of a consideration, and competition is opened up to other processors; some of whom produce or source from abroad. Our success depends in part on our ability to manage costs and be efficient in the highly competitive poultry and pork industries, and our failure to do so may materially and adversely affect our business, financial condition, and results of operations.
Media campaigns related to food production; regulatory and customer focus on environmental, social and governance responsibility; and recent increased focus and attention by the U.S. government on market dynamics in the meat processing industry could expose us to additional costs or risks.
Individuals or organizations can use social media platforms to publicize inappropriate or inaccurate stories or perceptions about the food production industry or our company. Such practices could cause damage to the reputations of our company and/or the food production industry in general. This damage could adversely affect our financial results. In addition, regulators, stockholders, customers and other interested parties have focused increasingly on the environmental, social and governance practices of companies. This has led to an increase in regulations and may continue to cause us to be subject to additional regulations in the future. Our customers or other interested parties may also require us to implement certain environmental, social or governance procedures or standards before doing or continuing to do business with us. Also, the U.S. government has increased its focus on market dynamics within the meat industry. The U.S. government has conducted inquiries related to the meat processing industry on matters such as market pricing and processor relationships with the farming community. This increased attention on environmental, social, and governance practices could cause us to incur additional compliance costs, divert management attention from operating our business, impair our access to capital among certain investors, and subject us to litigation risk for disclosures we make and practices we adopt regarding these issues. This in turn could have a material adverse effect on our business, financial condition, and the results of operations.
We are increasingly dependent on information technology, and our business and reputation could suffer if we are unable to protect our information technology systems against, or effectively respond to, cyber-attacks or other cyber security incidents or breaches, or if our information technology systems are otherwise disrupted.
The proper functioning of our information systems is critical to the successful operation of our business. We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. Although our information systems are protected with robust backup systems, including physical and software safeguards and remote processing capabilities, information systems by their nature are still vulnerable to cyber-attacks, natural disasters, power losses, unauthorized access, telecommunication failures, and other problems. In addition, certain software we use is licensed from, and certain services related to our information systems are provided by, third parties who could choose to discontinue their relationship with us or who could encounter system disruptions or attacks of their own. If critical information systems fail or these systems or related software or services are otherwise unavailable, our ability to process orders, maintain proper levels of inventory, collect accounts receivable, pay expenses, and maintain the security of Company and customer data could be adversely affected. Cyber-attacks and other cyber incidents have been increasing in frequently and continue to evolve in nature and sophistication. We have experienced actual or attempted cyber-attacks and anticipate facing ongoing cybersecurity threats of our information technology systems or networks. To date, none of these actual or attempted cyber-attacks has had a material adverse effect on our operations or financial condition. For example, as disclosed in prior filings, we were the target of an organized cybersecurity attack in 2021 that affected some of the servers supporting our global IT systems. Our encrypted backup servers allowed for a return to full operation within two days and the loss of food produced was limited to less than one day of production. In total, we incurred a loss of approximately $10.0 million related to the cyberattack during the second quarter of 2021, which included an allocation of $2.4 million of the total $11.0 million ransom paid by our parent company. However, there can be no assurances that future attacks would not have an adverse effect on our operations of financial condition.
Our failure to maintain our cyber-security measures and keep abreast of new and evolving threats may make our systems vulnerable. The rapid evolution and increased adoption of new technologies, such as artificial intelligence, may intensify our cybersecurity risks. The potential consequences of a material cyber-security incident include reputational damage, litigation with third parties, regulatory actions, disruption of plant operations, and increased cyber-security protection and remediation costs. We cannot assure that we will be able to prevent all of the rapidly evolving forms of increasingly sophisticated and frequent cyber-attacks. Moreover, our efforts to address network security vulnerabilities may not be successful, resulting potentially in the theft, loss, destruction, or corruption of information we store electronically, as well as unexpected interruptions, delays, or cessation of service, any of which could cause harm to our business operations. The vulnerability of our systems and our failure to identify or respond timely to cyber incidents could have an adverse effect on our operations and reputation and expose us to liability or regulatory enforcement actions.

Our operations are subject to general risks of litigation.
We are involved, on an ongoing basis, in litigation relating to alleged antitrust violations or arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, shareholders, employees, or injured persons, and claims relating to commercial, labor, employment, antitrust, securities, or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty, and adverse litigation trends and outcomes could result in material damages, which could adversely affect our financial condition and results of operations.
For example, between September 2, 2016 and October 13, 2016, a series of purported class action lawsuits were brought against the Company and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws. The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to 2019. For additional information on this and other litigation matters, see Part II, Item 8, Notes to Consolidated Financial Statements, “Note 21. Commitments and Contingencies” in this annual report. The outcome of the litigation matters involving the Company remains uncertain. Adverse actions, judgments, or settlements have previously and could result in materially adverse monetary damages, fines, penalties, or injunctive relief against the Company. Any claims or litigation, even if fully indemnified or insured, could damage the Company’s reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
We may not be able to successfully integrate the operations of companies we acquire or benefit from growth opportunities.
We continue to pursue selective acquisitions of complementary businesses, such as Pilgrim’s Food Masters, which we acquired in 2021. Inherent in any future acquisitions are certain risks such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following such acquisitions. Additional debt or equity capital may be required to complete future acquisitions, and there can be no assurance that we will be able to raise the required capital. These opportunities may expose us to successor liability relating to actions involving any acquired entities, their respective management or contingent liabilities incurred prior to our involvement and may expose us to liabilities associated with ongoing operations, in particular to the extent we are unable to adequately and safely manage such acquired operations. A material liability associated with these types of opportunities or our failure to successfully integrate any acquired entities into our business could have a material adverse effect on us.
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
Our two largest customers together accounted for approximately 16.6% of our consolidated net sales in 2024. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.

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
The food industry in general is subject to changing consumer trends, demands and preferences. Trends within the food industry can shift frequently, and failure to identify and respond to these trends could lead to, among other things, reduced demand and price reductions for our products, and could have an adverse effect on our financial results. For example, consumer concerns related to human health, climate change, resource conservation and animal welfare of animal-based protein sources have contributed to consumer interest in plant-based protein sources. Because we primarily produce chicken and pork products, we may be limited in our ability to respond to changes in consumer preferences towards other animal-based proteins or away from animal-based proteins entirely.
We strive to respond to consumer preferences and expectations, but there is no assurance that our efforts will be successful. We could be adversely affected if consumers lose confidence in the quality of certain food products or ingredients. Prolonged negative perceptions of certain food products or ingredients could influence consumer preferences and acceptance of some of our products and marketing programs. Prolonged negative perceptions of specific food products or ingredients could materially and adversely affect our product sales, financial condition and results of operations. Our Pilgrim’s Food Masters business has a number of well-recognized brands with significant market presence. While we have recently made efforts to increase the market share of our Just Bare® and Pilgrim’s® brands in the U.S. market, maintaining and enhancing the value of these brands is a priority for our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value may be impacted by a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences or the products becoming unavailable to consumers.
Climate change and related regulations may have a long-term adverse impact on our business and results of operations.
Generally, global average temperatures are gradually increasing, which is likely due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere, which may contribute to significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities and natural resources, as well as raw materials such as corn, soybean meal and other feed ingredients, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may adversely impact demand for our products due to changes in consumer preferences and result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. In addition, climate change could affect our ability to procure needed commodities at reasonable costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements could be prohibitively costly and may cause disruptions in, or an increase in, the costs associated with, the running of our production facilities. Furthermore, compliance with any such legal or regulatory requirements could necessitate significant changes to our business operations and strategy, which may require substantial time, attention and resources. There is no assurance that we will not be subject to significant fines if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. We currently have outstanding Senior Notes that are linked to our achievement of targeted reductions in Scope 1 and 2 greenhouse gas emissions intensity by 2025. If we fail to meet these targeted reductions in 2025, the interest rate applied to these Senior Notes will increase. Finally, from time to time we establish and publicly announce goals and targets to reduce our carbon footprint. If we fail to achieve, adequately specify or accurately report on our progress toward achieving our carbon emissions reduction goals and targets, we could be subject to lawsuits, investigations, government actions, or other claims made by public or private entities, each of which could have a material impact on our business, financial condition, results of operations and prospects. In addition, the resulting negative publicity from any such allegations could adversely affect consumer preference for our products.

Legal and Regulatory Risk Factors
Regulations, present and future, are constant factors affecting our business.
Our operations are and are expected to remain affected by federal, state and local governmental legislation and regulation, including in the health, safety and environmental areas. Changes in laws or regulations or the application thereof regarding areas such as wage and hour and environmental compliance may lead to government enforcement actions and potential litigation by private litigants. In addition, new laws and regulations, unforeseen developments, or stricter interpretations of existing laws or regulations may also materially affect our business or operations in the future. For example, the USDA amended the Packers and Stockyards Act to require new disclosures that live poultry dealers must provide to contract growers.
Immigration
Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. Despite our past and continuing efforts to hire only U.S. citizens and/or persons legally authorized to work in the U.S., we cannot guarantee that all of our employees and contractors are persons legally authorized to work in the U.S. There is no certainty that enforcement efforts by governmental authorities will not disrupt a portion of our workforce or operations at one or more facilities, which could negatively impact our business. Also, no assurance can be given that further enforcement efforts by governmental authorities will not result in the assessment of fines that could adversely affect our financial position, operating results or cash flows.
Environmental, Health and Safety
Our operations are subject to extensive federal, state, local and foreign laws and regulations pertaining to the protection of the environment, including those relating to the discharge of materials into the environment, the handling, treatment and disposal of wastes, and the remediation of soil and groundwater contamination. Certain regulations have become increasingly stringent over time. Failure to comply with these requirements may result in criminal as well as civil and administrative penalties, claims for property damage, personal injury and damage to natural resources. Additionally, adverse publicity could arise from regulatory actions. Compliance with existing or changing environmental requirements, including potentially more stringent limitations imposed or expected to be imposed in recently-renewed or soon to be renewed environmental permits, may require capital expenditures for installation of new or upgraded pollution control equipment at some of our facilities.
Operations at many of our facilities involve the treatment and disposal of wastewater, stormwater and agricultural and food processing wastes, the use and maintenance of refrigeration systems, including ammonia-based chillers, noise, odor and dust management, the operation of mechanized processing equipment, and other operations that potentially could affect the environment, health and safety. Some of our facilities have been operating for many years were built before current environmental standards were imposed, and/or are in areas that have recently experienced increased residential and commercial development pressures. Failure to comply with current and future applicable environmental, health and safety standards could result in fines and penalties, and we have previously been subject to such sanctions. We are upgrading wastewater treatment facilities at a number of these locations, either pursuant to consent agreements with regulatory authorities or on a voluntary basis in anticipation of future permit requirements. For example, the EPA has proposed Meat and Poultry Products Effluent Guidelines and Standards, which may increase requirements and necessitate further upgrades to existing facilities.
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
As of December 29, 2024, we employed approximately 61,600 persons. Approximately 35.4% of our workforce are covered by a collective bargaining agreement. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2025 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
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
JBS USA Food Company Holdings, Inc. (“JBS USA Holdings”) beneficially and indirectly owns a majority of the shares and voting power of our common stock and is entitled to appoint a majority of the members of our Board of Directors. As a result, subject to restrictions on voting power and actions in the Stockholders Agreement with JBS USA Holding Lux S.a.r.l. and our organization documents, JBS USA Holdings has the ability to control our management, policies and financing decisions, elect a majority of the members of our Board of Directors at the annual meeting and control the vote on most matters coming before the holders of our common stock. Under the Stockholders Agreement, and through its parent entity, JBS USA Holding Lux S.a.r.l., JBS USA Holdings has the ability to elect up to eight members of our Board of Directors and the other holders of our common stock have the ability to elect up to two members of our Board of Directors. Moreover, our ultimate controlling shareholders may serve as members of our Board of Directors or as members of the board of directors or other senior management positions at any JBS companies.
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
We are subject to reputational risk in connection with U.S. and Brazilian civil and criminal actions and investigations involving our ultimate controlling shareholders, and these actions may materially adversely impact our business and prospects and damage our reputation and image.
As previously disclosed in our Proxy Statement filed in April 2024, in 2017, our ultimate controlling shareholders (Wesley Mendonça Batista and Joesley Mendonça Batista), among others, entered into collaboration agreements with the Brazilian Attorney General’s Office (Procuradoria-Geral da República) (the “Collaboration Agreements”), and J&F Investimentos S.A., a corporation (sociedade por ações) incorporated under the laws of Brazil controlled by our ultimate controlling shareholders (“J&F”), on behalf of itself and its subsidiaries, entered into a leniency agreement with the Brazilian Federal Prosecution Office (Ministério Público Federal) (the “Leniency Agreement”) following disclosures of illicit payments made to Brazilian politicians from 2009 to 2015. Pursuant to the Leniency Agreement, J&F agreed to pay a fine of R$8.0 billion and contribute an additional R$2.3 billion to social projects in Brazil, each adjusted for inflation, over a 25-year period. The total fine was subsequently reduced to R$3.5 billion (equivalent to approximately US$630 million, converted using the foreign exchange rate as of June 30, 2024). In December 2023, the Brazilian Supreme Court (Supremo Tribunal Federal) justice overseeing the case suspended J&F’s obligation to make additional installment payments under the Leniency Agreement following a petition from J&F that cited potential misconduct by enforcement authorities in connection with entering into the Leniency Agreement. Notwithstanding the suspension of the fine, the Leniency Agreement otherwise remains in effect.
In 2020, J&F, JBS S.A., and our ultimate controlling shareholders (collectively, the “Respondents”) also entered into a settlement with the U.S. Securities and Exchange Commission (the “SEC”) relating to the circumstances and payments that were the subject of the Collaboration Agreements and Leniency Agreement. Pursuant to the SEC settlement and related order, the Respondents undertook, among other things, to improve anti-bribery and anti-corruption compliance programs, make progress reports to the SEC, and pay disgorgement and civil penalties. JBS S.A. was ordered to pay disgorgement to the SEC in the amount of US$26.9 million, and each of our ultimate controlling shareholders was ordered to pay a civil penalty of US$550,000, each of which payment has been made in full.
Also in 2020, J&F reached a plea agreement with the Department of Justice (“DOJ”) in which J&F pled guilty to one count of conspiracy to violate the FCPA in relation to the circumstances and payments that were the subject of the Collaboration Agreements and Leniency Agreement and agreed to pay a criminal penalty of US$256.5 million, payable in two installments of approximately US$128.2 million each. J&F paid US$128.2 million to the U.S. government, and the balance was considered to have been offset by payments made by J&F to Brazilian authorities under the Leniency Agreement. The DOJ plea agreement also required J&F to implement a compliance program and improve its internal policies and to make progress and other reports to the DOJ. Since 2017, JBS S.A. and J&F have implemented numerous and material changes to their anti-corruption compliance policies intended to detect and prevent illicit payments and conduct throughout their operations, including the introduction of new policies and practices and the hiring of experienced professionals who have a track record of building effective compliance programs. In addition, the terms of the above-referenced agreements with Brazilian authorities, the SEC and the DOJ provide strong disincentives to any violation of their terms. Our management and leadership teams are strongly committed to operating our business in compliance with anti-corruption principles and law. However, no assurance can be given that new and improved policies, practices and personnel will be effective to detect or prevent illicit activities in all cases.
As a result of the above-mentioned matters, the reputation of JBS USA Holdings, our ultimate controlling shareholders and JBS S.A. has suffered and may continue to suffer. Although we and, to our knowledge, our ultimate controlling shareholders and their affiliates are currently in compliance with our and their respective obligations under the Brazilian Collaboration Agreements and Leniency Agreement, the SEC order and the DOJ plea agreement, and while we understand that these agreements resolved the Brazilian and U.S. criminal legal exposure of JBS S.A, J&F and our ultimate controlling shareholders related to the illicit conduct that was the subject of these agreements, any breach of any of the obligations under these agreements could result in negative publicity that could have a material adverse effect on our reputation and the reputation of our ultimate controlling shareholders. In addition, to the extent any negative reputational impact of these events continues into the future, if pending investigations and proceedings are not resolved favorably to JBS S.A. and our ultimate controlling shareholders, or if future events or actions give rise to new investigations, allegations or proceedings involving us, our ultimate controlling shareholders or affiliates, our reputation and our ability to execute our business strategies, enter into beneficial transactions, partnerships or acquisitions, may be materially adversely affected.
Our future financial and operating flexibility may be adversely affected by significant leverage.
On a consolidated basis, as of December 29, 2024, we had approximately $3.2 billion of unsecured indebtedness and had the ability to borrow approximately $1.1 billion under our credit agreements. Significant amounts of cash flow would be necessary to make payments of interest and repay the principal amount of such indebtedness. The degree to which we are leveraged could have important consequences because (1) it could affect our ability to satisfy our obligations under our credit agreements, (2) a substantial portion of our cash flow from operations is required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes, (3) our ability to obtain additional financing and to fund working capital, capital expenditures and other general corporate requirements in the future may be impaired; (4) we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage, (5) our flexibility in planning for, or reacting to, changes in our business may be limited, (6) it may limit our ability to pursue acquisitions and sell assets and (7) it may make us more vulnerable in the event of a continued or new downturn in our business or the economy in general.
Our ability to make payments on and to refinance our debt, including our credit facilities, would depend on our ability to generate cash in the future. This, to a certain extent, is subject to various business factors (including, among others, the commodity prices of feed ingredients, chicken and pork) and general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

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
We face risks related to the ongoing Russia-Ukraine war that began in February 2022. The impact of the ongoing war and sanctions will likely not be limited to businesses that operate in Russia and Ukraine and may negatively impact other global economic markets including where we operate. The impacts have included and may continue to include, but are not limited to, higher prices for commodities, such as food products, ingredients and energy products, increasing inflation in some countries, and disrupted trade and supply chains. The conflict has disrupted shipments of grains, vegetable oils, fertilizer and energy products.
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
Bioterrorism, fire, pandemic, extreme weather or natural disasters, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of our flocks, production or availability of feed ingredients, or interfere with our operations due to power outages, fuel shortages, damage to our production and processing facilities or disruption of transportation channels, among other things. Any of these factors could have an adverse effect on our operations or financial results. Moreover, climate change, including the impact of global warming, may contribute to risks including extreme weather events and adverse impacts on agricultural production, as well as potential regulatory compliance risks, all of which could have a material adverse effect on our results of operations, financial condition and liquidity.
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

Item 2. Properties
Operating Facilities
    Our main operating facilities are as follows:

	Number of Facilities
	Owned	Leased	Total	Capacity(a)	Unit of Measure	Average Capacity Utilization
Chicken Operations:
Fresh processing facilities	35	1	36	8.3 million	Birds per day	93.4%
Prepared foods facilities	12	2	14	535,368	Tons per year	81.7%
Hatcheries	47	2	49	3.2 billion	Eggs per year	91.3%
Other operation facilities(b)	51	1	52	16.1 million	Tons per year	73.9%
Grain elevator	1	—	1	8.6 million	Bushels per year	13.6%
Pork Operations:
Fresh processing facilities	2	—	2	8,550	Pigs per day	94.3%
Prepared foods facilities	7	—	7	232,401	Tons per year	66.1%
Other operation facilities(c)	1	—	1	3,750	Pigs per year	88.9%
Lamb Operations(d):
Fresh processing facilities	1	—	1	3,333	Lambs per day	89.7%
Prepared foods facilities	1	—	1	13,614	Tons per year	69.9%
Prepared Meals Operations:
Prepared meals facilities	5	3	8	294,666	Tons per year	64.5%
Distribution Centers and Other	11	18	29	N/A		N/A
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
Holders
As of February 7, 2025, the Company estimates that there were approximately 85,000 holders (including individual participants in security position listings) of the Company’s common stock.
Dividends
The Company does not have a policy of paying dividends to its stockholders. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations and other factors deemed relevant by our Board of Directors in its discretion.
Both the U.S. Credit Facility and the indentures governing the Company’s senior notes restrict, but do not prohibit, the Company from declaring dividends. In addition, the terms of the Europe Revolver Facility Agreement restrict the Europe’s ability and the ability of certain of Europe’s subsidiaries to, among other things, make payments and distributions to us, which could in turn impair our ability to pay dividends to our stockholders. See “Note 13. Debt” of our Consolidated Financial Statements included in this annual report for additional information.
Performance Graph
The graph below shows a comparison from December 29, 2019 through December 29, 2024 of the cumulative 5-year total stockholder return of holders of the Company’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of two companies: Tyson Foods Inc and Hormel Foods Corp. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 29, 2019 and tracks it through December 29, 2024.
The graph covers the period from December 29, 2019 to December 29, 2024, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

	12/29/19	06/30/20	12/27/20	06/30/21	12/26/21	06/30/22	12/25/22	06/30/23	12/31/23	06/30/24	12/29/24
PPC	$100.00	$51.23	$58.69	$67.27	$83.56	$94.72	$72.19	$65.18	$83.89	$116.74	$139.28
Russell 2000	100.00	87.02	119.96	141.00	137.74	105.47	109.59	118.45	128.14	130.36	142.93
Peer Group	100.00	83.63	86.82	94.23	102.85	104.05	87.07	75.85	70.52	72.38	75.67
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Overview
We are one of the largest protein companies in the world, and as a vertically integrated company, we are able to control nearly every phase of the production process, which helps us manage food safety and quality, control margins and improve customer service. This gives us the opportunity to continue to create growth and development opportunities, further increasing our position as a leading domestic and global protein company.
We reported net income attributable to Pilgrim’s Pride Corporation of $1.1 billion, or $4.57 per diluted common share, and profit before tax totaling $1.4 billion, for 2024. These operating results included gross profit of $2.3 billion and generated $2.0 billion of cash from operations. We generated consolidated operating margins of 8.4% with operating margins of 10.5%, 3.3%, and 10.6% in our U.S., Europe, and Mexico reportable segments, respectively. During 2024, we generated EBITDA and Adjusted EBITDA of $1.9 billion and $2.2 billion, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included later in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year applies to our fiscal year and not the calendar year. Fiscal year 2024 was a 52-week fiscal year and fiscal year 2023 was a 53-week fiscal year.
Global Economic Conditions
During 2024, global inflation levels declined, but remained above historical averages. The U.K. and E.U. region saw a continued decrease in inflation rate and flat demand, leading to cost recovery for our business and stabilizing prices for customers, though labor costs continue to be a challenge for our Europe operations. We have and will continue to invest in our people and implement supply chain solutions to mitigate global economic impacts in our Europe operations. The Russia-Ukraine war's impact on the global feed ingredient and energy markets is currently less pronounced though there remain many risks and uncertainties that may impact global markets. In Mexico, inflation remains high and the peso weakened further against the U.S. dollar in the fourth quarter of 2024. Mexico remains a relatively volatile market given overall business seasonality.
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
During 2024, the global price of corn, measured at U.S. dollars per metric ton, maintained lower prices at an average of about 30% below prior year prices, per the International Monetary Fund as reported by the St. Louis Fed research center. Towards the end of 2024, corn prices ticked upwards and ended the year about 4% lower than the prior year. Global wheat prices at the end of 2024 were about 14% lower than the prior year ending prices. Good growing conditions and lower demand led to the decrease in corn prices, while wheat prices fluctuated more throughout 2024. Soybean prices were lower than 2023 due to better growing conditions and lower demand.

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price
	(In whole dollars)				(In whole pounds sterling)
2024
Fourth Quarter	4.54	4.01	350.0	279.5	190.5	174.0
Third Quarter	4.18	3.62	387.0	303.4	196.9	168.7
Second Quarter	4.65	3.97	386.5	328.3	202.8	165.1
First Quarter	4.67	4.00	381.2	327.8	184.5	153.7
2023
Fourth Quarter	5.05	4.50	473.6	363.2	193.9	182.0
Third Quarter	6.37	4.61	464.7	388.2	216.0	170.8
Second Quarter	6.78	5.55	465.7	389.7	204.8	165.5
First Quarter	6.85	6.19	513.0	438.3	239.0	191.0
(a)We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
During 2024, U.S. commodity market prices for chicken products trended in line with historical averages to begin the year, but saw stronger seasonal increases in mid-first quarter as industry production declined relative to the prior year levels and domestic demand growth absorbed produced volumes and eroded cold storage inventories. Supply rebounded with growth in the second quarter, however, hatchability and broiler mortality headwinds inhibited more substantial production increases. Although broiler production grew, robust retail and foodservice demand growth absorbed production at a rate sufficient to maintain market prices above the five-year historical average throughout the remainder of 2024.
U.S. commodity market prices throughout 2025 will be impacted by the evolution of foodservice, retail, and export meat demand, influenced by factors such as government regulation, spread of Avian influenza cases both domestically and abroad, evolution of the general economy, and overall protein supply.
During 2024, the U.K. chicken market saw an increase in labor costs due to the national living wages change in April 2024. Through customer contracts and additional negotiations, we have offset the majority of these cost increases. Due to increased competition with the U.K. egg market, there has been an increase in costs to retain growers, while feed costs have decreased throughout the year. We continue to focus on managing costs, including labor and yield efficiencies, agricultural performance and increasing operational efficiencies through investments in capital projects.
Commodity prices for chicken in Mexico ended 2024 above prior-year prices despite incremental decreases throughout the second half of the year. Mexico grain prices decreased from prior year levels.
U.K. market prices for pork products have followed an upward trend from 2022, albeit at a slower rate throughout 2024. During the year, the U.K. market price for a pig has fallen slowly in line with a general reduction in input prices as well as market pressure from Europe. U.K. pig farming became profitable in the second quarter of 2023 and has remained profitable since.
U.K. prices for prepared foods have increased from inflationary pressures. We continue to focus on partnering with our Key Customers and increasing operational efficiency.
Sustainability
We believe sustainability involves continuously improving social responsibility, economic viability and environmental stewardship. We are committed to helping society meet the global challenge of feeding a growing population in a responsible matter.
Environmental Stewardship. We are focused on improving the efficiency of our operations and supporting producers to reduce our environmental footprint. In support of this initiative in April 2021, we issued $1.0 billion of sustainability-linked bonds, which require us to reduce our Scope 1 and 2 global greenhouse gas emissions intensity of 17.7% by 2025 and by 30.0% by 2030 from our 2019 baseline.
Social Responsibility. Safety of our team members is a condition at Pilgrim’s. The physical health and mental well-being of our workforce continues to be a top priority for our business. As such, we implemented hundreds of safety measures within our facilities and constantly evolve our operations as needed. To support the communities where our team members live and work, we have committed $20 million in funding for local projects focused on alleviating food insecurity and strengthening long-term community infrastructure through our Hometown Strong initiative. To date, we have approved over $15 million for these areas. We also continue to build on Hometown Strong through our Better Futures program, which provides team member and their dependents in tuition free, higher education program, to improve their skills and career opportunities. The program has been exceptionally well received as we have over 2,100 participants since inception. Finally, ensuring the well-being of animals under our care is an uncompromising commitment at Pilgrim’s. We continually strive to improve our welfare efforts through the use of new technologies and the implementation of standards that meet and exceed regulatory requirements and industry guidelines.
Governance. To cultivate discipline and drive accountability for Sustainability-related matters, we use our annual budgeting process to establish strategies, plans, and risk mitigation tactics. This process is further reinforced by a series of key performance indicators to evaluate and monitor progress. These performance indicators are linked with compensation for both senior executive and plant level personnel. As part of our business management processes, progress against these metrics is reviewed at least monthly and evaluated by external agencies to assess progress against industry peers. In addition, the Board of Directors formed a Sustainability Committee to provide oversight and counsel on strategies, policies, and investments to reduce the impact of climate change. The Sustainability Committee meets on a quarterly basis to monitor progress, provide feedback, and evaluate impact of trends.
Reportable Segments
We operate in three reportable segments: the U.S., Europe, and Mexico. We measure segment profit as operating income. Certain corporate expenses are allocated to the Mexico and Europe reportable segments based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For additional information, see “Note 20. Reportable Segments” of our Consolidated Financial Statements included in this annual report.
Results of Operations
2024 Compared to 2023
A significant factor in each of the year-over-year comparisons below in is that our fiscal year 2023 was 53-weeks whereas our fiscal year 2024 was 52-weeks.
Net sales. Net sales for 2024 increased $516.1 million, or 3.0%, from $17.4 billion generated in 2023 to $17.9 billion generated in 2024. The following table provides additional information regarding net sales:

		Change from 2023		Impact on Change from 2023
Sources of net sales	2024	Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)
U.S.	$10,629,929	$602,187	6.0%	(1.4)%	7.4%	—%
Europe	5,136,747	(66,575)	(1.3)%	(0.9)%	(3.1)%	2.7%
Mexico	2,111,615	(19,538)	(0.9)%	0.1%	1.8%	(2.8)%
Total net sales	$17,878,291	$516,074	3.0%
U.S. Reportable Segment. U.S. net sales generated in 2024 increased $602.2 million, or 6.0%, from U.S. net sales generated in 2023 primarily because of an increase in net sales per pound, contributing $739.0 million, or 7.4 percentage points, to the increase in net sales. This increase in net sales per pound was partially offset by a decrease in sales volume of $136.8 million, or 1.4 percentage points, due to one less week in 2024. The increase in net sales per pound was primarily driven by higher commodity market pricing for fresh chicken products as compared to prior year across all major cuts.
Europe Reportable Segment. Europe sales generated in 2024 decreased $66.6 million, or 1.3%, from sales generated in 2023 primarily from a decrease in net sales per pound due to the pass-through of lower input costs and a decrease in sales volume of $163.0 million, or 3.1 percentage points, and $48.4 million, or 0.9 percentage points, respectively. These decreases were partially offset by the favorable impact of foreign currency translation of $144.8 million, or 2.7 percentage points.
Mexico Reportable Segment. Mexico sales generated in 2024 decreased $19.5 million, or 0.9%, from sales generated in 2023 primarily because of the unfavorable impact of foreign currency translation of $62.0 million, or 2.8 percentage points, partially offset by an increase in net sales per pound and an increase in sales volume of $39.3 million, or 1.8 percentage points, and $3.2 million, or 0.1 percentage points, respectively. The unfavorable impact of foreign currency translation was due to a weakening of the Mexican peso against the U.S. dollar. The increases in net sales per pound and sales volume were driven by improved product mix and increased commodity chicken prices. Sales volumes increased across all sales channel, except live chicken which slightly decreased.
Gross profit. Gross profit increased by $1.2 billion, or 106.8%, from $1.1 billion generated in 2023 to $2.3 billion generated in 2024. The following tables provide gross profit information:

		Change from 2023		Percent of Net Sales
Components of gross profit	2024	Amount	Percent	2024	2023
	(In thousands, except percent data)
Net sales	$17,878,291	$516,074	3.0%	100.0%	100.0%
Cost of sales	15,565,524	(678,292)	(4.2)%	87.1%	93.6%
Gross profit	$2,312,767	$1,194,366	106.8%	12.9%	6.4%

Sources of gross profit	2024	Change from 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,564,092	$1,041,608	199.4%
Europe	461,667	86,968	23.2%
Mexico	287,008	65,576	29.6%
Elimination(a)	—	214	(100.0)%
Total gross profit	$2,312,767	$1,194,366	106.8%

Sources of cost of sales	2024	Change from 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$9,065,837	$(439,421)	(4.6)%
Europe	4,675,080	(153,543)	(3.2)%
Mexico	1,824,607	(85,114)	(4.5)%
Elimination(a)	—	(214)	(100.0)%
Total cost of sales	$15,565,524	$(678,292)	(4.2)%
(a)Our Consolidated Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations in 2024 decreased $439.4 million, or 4.6%, from cost of sales incurred by our U.S. operations in 2023. Cost of sales decreased primarily due to decreased cost per pound sold and sales volume of $309.8 million, or 3.3 percentage points, and $129.6 million, or 1.3 percentage points, respectively. The decrease in cost per pound sold was driven by a reduction in feed ingredients, such as corn and soy, costs in our live operations. The reduction in live operations costs was partially offset by an increase in labor, incentive compensation, and insurance costs.
Europe Reportable Segment. Cost of sales incurred by the Europe operations during 2024 decreased $153.5 million, or 3.2%, from cost of sales incurred by the Europe operations during 2023 primarily due to decreases in cost per pound sold and sales volume of $248.7 million, or 5.2 percentage points, and $44.9 million, or 0.9 percentage points, respectively. These decreases were partially offset by the unfavorable impact of foreign currency translation of $140.1 million, or 2.9 percentage points. The decrease in cost per pound was driven by decreased feed ingredients, labor, utilities and other operating costs and from production efficiencies as a result of our restructuring initiatives.
Mexico Reportable Segment. Cost of sales incurred by the Mexico operations during 2024 decreased $85.1 million, or 4.5%, from cost of sales incurred by the Mexico operations during 2023 primarily because of the favorable impact of foreign currency remeasurement and a decrease in cost per pound sold of $53.6 million, or 2.8 percentage points, and $34.3 million, or 1.8 percentage points, respectively. These decreases in cost of sales were partially offset by an increase in sales volume of $2.8 million, or 0.1 percentage points. The favorable impact of foreign currency remeasurement was due to a weakening of the Mexican peso against the U.S. dollar. The decrease in cost per pound sold was driven by a reduction in commodity ingredients costs, partially offset by an increase in employee profit sharing costs due to higher profitability in 2024.
Operating income. Operating income increased $983.8 million, or 188.4%, from $522.3 million generated for 2023 to $1,506.1 million generated for 2024. The following tables provide operating income information:

		Change from 2023		Percent of Net Sales
Components of operating income	2024	Amount	Percent	2024	2023
	(In thousands, except percent data)
Gross profit	$2,312,767	$1,194,366	106.8%	12.9%	6.4%
SG&A expenses	713,310	161,540	29.3%	4.0%	3.2%
Restructuring activities	93,388	49,043	110.6%	0.5%	0.3%
Operating income	$1,506,069	$983,783	188.4%	8.4%	3.0%

		Change from 2023
Sources of operating income	2024	Amount	Percent
	(In thousands, except percent data)
U.S.	$1,113,001	$874,107	365.9%
Europe	169,693	41,542	32.4%
Mexico	223,375	67,920	43.7%
Eliminations(a)	—	214	(100.0)%
Total operating income	$1,506,069	$983,783	188.4%

Sources of SG&A expenses (defined below)	2024	Change from 2023
		Amount	Percent
	(In thousands, except percent data)
U.S.	$451,091	$167,501	59.1%
Europe	198,586	(3,617)	(1.8)%
Mexico	63,633	(2,344)	(3.6)%
Total SG&A expense	$713,310	$161,540	29.3%

Sources of restructuring activities charges	2023	Change from 2022
		Amount	Percent
	(In thousands, except percent data)
Europe	$93,388	$49,043	110.6%
(a)Our Consolidated Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
U.S. Reportable Segment. Selling, general and administrative (“SG&A”) expense incurred by the U.S. operations during 2024 increased $167.5 million, or 59.1%, from SG&A expense incurred by the U.S. operations during 2023 primarily from increases in litigation settlement costs and incentive compensation costs.
Europe Reportable Segment. SG&A expense incurred by the Europe operations during 2024 decreased $3.6 million, or 1.8%, from SG&A expense incurred by the Europe operations during 2023 primarily due to decreased labor and employee-related costs.
Mexico Reportable Segment. SG&A expense incurred by the Mexico operations during 2024 decreased $2.3 million, or 3.6%, from SG&A expense incurred by the Mexico operations during 2023. SG&A expense decreased primarily from the favorable impact of foreign currency translation due to the weakening of the Mexican peso against the U.S. dollar, partially offset by increased wages and employee profit share costs.
Net interest expense. Consolidated interest expense decreased 46.9% to $88.5 million in 2024 from $166.6 million in 2023. The decrease in net interest expense resulted primarily from an increase in interest income earned on higher cash balances, a decrease from early extinguishment of debt, and a decrease in interest expense on outstanding borrowings due to decreased borrowings. The decrease in net interest expense from early extinguishment of debt is due to gross realized gains of $13.8 million recognized on the repurchases of $164.3 million of outstanding principal senior notes during 2024 compared to a loss on early extinguishment of debt of $20.7 million recognized on the repayment of senior notes during 2023. As a percent of net sales, net interest expense in 2024 and 2023 was 0.5% and 1.0%, respectively.
Income taxes. Our consolidated income tax expense in 2024 was $325.0 million, compared to income tax expense of $42.9 million in 2023. The increase in income tax expense in 2024 resulted primarily from an increase in pre-tax income during 2024.

2023 Compared to 2022
For discussion of 2023 results of operations in comparison to 2022 results of operations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2023 Annual Report on Form 10-K filed on February 27, 2024.
Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. The following table presents our available sources of liquidity as of December 29, 2024:

Sources of Liquidity	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$2,043.2
Borrowing arrangements:
U.S. Credit Facility(a)	850.0	—	825.8
Mexico Credit Facility(b)	54.6	—	54.6
Europe Credit Facility(c)	188.6	—	188.6
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at December 29, 2024 totaled $24.2 million.
(b)As of December 29, 2024, the U.S. dollar-equivalent of the amount available under the Mexico Credit Facility was $54.6 million ($1.1 billion Mexican pesos).
(c)As of December 29, 2024, the U.S. dollar-equivalent of the amount available under the Europe Credit Facility was $188.6 million (£150.0 million).
On May 1, 2024, the Pilgrim’s Board of Directors approved a bond repurchase program which authorizes the Company to repurchase up to $200.0 million to buy back our outstanding senior notes. Under the program, we have repurchased $144.3 million of outstanding principal of the Senior Notes Due 2031 and $20.0 million of the outstanding principal of the Senior Notes due 2033 for an aggregate of $164.3 million.
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds

	Year Ended
Cash Flows from Operating Activities	December 29, 2024	December 31, 2023
	(In millions)
Net income	$1,087.2	$322.3
Net noncash expenses	480.0	462.5
Changes in operating assets and liabilities:
Trade accounts and other receivables	88.3	(19.0)
Inventories	134.5	12.6
Prepaid expenses and other current assets	(33.3)	17.8
Accounts payable and accrued expenses	126.7	(68.7)
Income taxes	109.4	(8.9)
Long-term pension and other postretirement obligations	26.1	(10.0)
Other operating assets and liabilities	(28.8)	(30.7)
Cash provided by operating activities	$1,990.1	$677.9
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $480.0 million for the year ended December 29, 2024. Net noncash expense items included $433.6 million of depreciation and amortization, deferred income tax expense of $4.8 million, asset impairment of $28.6 million, stock-based compensation expense of $14.9 million, gain on early extinguishment of debt recognized as a component of interest expense of

$11.2 million, loan cost amortization of $5.0 million, accretion of bond discount of $2.5 million, and a $1.8 million gain on property disposals.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $88.3 million source of cash in 2024. The change in cash was primarily due to the timing of customer payments and collections of insurance proceeds. The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $19.0 million use of cash in 2023. The change in cash was primarily due to the timing of customer payments.
The change in inventories represented a $134.5 million source of cash in 2024. The change in cash resulted from a decrease in our finished goods inventories and lower input costs included in inventory values. The change in inventories represented a $12.6 million source of cash in 2023. The change in cash resulted from an decrease in our raw materials and work-in-process inventory values.
The change in prepaid expenses and other current assets represented a $33.3 million use of cash in 2024. This change resulted primarily from a net increase in the commodity derivatives assets from favorable fair value positions, an increase from short-term available-for-sale investments, and the impact of foreign currency translation. The change in prepaid expenses and other current assets represented a $17.8 million source of cash in 2023. This change resulted primarily from a net decrease in the commodity derivatives assets.
Accounts payable and accrued expenses, including accounts payable to related parties, represented a $126.7 million source of cash in 2024. This change resulted primarily from increases in litigation settlement and incentive compensation accruals. Accounts payable and accrued expenses, including accounts payable to related parties, represented a $68.7 million use of cash in 2023. This change resulted primarily from the timing of payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions and the tax components within accumulated other comprehensive loss, represented a $109.4 million source of cash in 2024. This change resulted primarily from the timing of estimated tax payments and higher profitability in 2024 which increased our income tax payables and reduced income tax receivable. The change in income taxes, which includes income taxes receivables, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions and the tax components within accumulated other comprehensive loss, represented a $8.9 million use of cash in 2023. This change resulted primarily from the timing of estimated tax payments and lower profitability in 2023.

	Year Ended
Cash Flows from Investing Activities	December 29, 2024	December 31, 2023
	(In millions)
Acquisitions of property, plant and equipment	$(476.2)	$(543.8)
Proceeds from insurance recoveries	—	20.7
Proceeds from property disposals	15.4	19.8
Cash used in investing activities	$(460.8)	$(503.4)
Capital expenditures during the two years were incurred for growth projects, such as the Athens, GA expansion and the South Georgia protein conversion plant, and to improve operational efficiencies, information technology system enhancement projects, and to reduce costs for the years ended December 29, 2024 and December 31, 2023. Proceeds from property disposals were primarily for the sale of a farm in Mexico and other miscellaneous equipment.

	Year Ended
Cash Flows from Financing Activities	December 29, 2024	December 31, 2023
	(In millions)
Proceeds from revolving line of credit and long-term borrowings	$—	$1,768.2
Payments on revolving line of credit, long-term borrowings, and finance lease obligations	(152.1)	(1,616.3)
Payment of capitalized loan costs	—	(19.8)
Payment on early extinguishment of debt	(0.2)	(13.8)
Proceeds from contribution (payment of distribution) of capital under Tax Sharing Agreement with JBS USA Holdings	1.4	(1.6)
Cash provided by (used in) financing activities	$(150.9)	$116.7
Payments on revolving line of credit, long-term borrowings and finance lease obligations during 2024 are primarily related to open market repurchases of outstanding senior notes. The proceeds from contribution of capital under the Tax Sharing Agreement with JBS USA Holdings during 2024 were an allocation made during tax year 2023 for payment of historical tax adjustments. Payments on early extinguishment of debt during 2024 are transaction fees related to the bond repurchases.
Proceeds from revolving line of credit, long-term borrowings and finance lease obligations during 2023 are primarily from the offerings of our 2033 and 2034 Senior Notes as well as borrowings on our U.S. and Europe Credit Facilities. Payments on revolving line of credit, long-term borrowings, and finance lease obligations during 2023 are primarily due to the paydown of our term loans and revolving notes on our 2021 U.S. Credit Facility, the completed tender offer of our 2027 Senior Notes, and repayment of borrowings on our Europe Credit Facility. The payment of capitalized loan costs during 2023 relates to the offerings of our 2033 and 2034 Senior Notes and the execution of our 2023 U.S. Credit Facility. The payment on early extinguishment of debt during 2023 primarily relates to the tender-offer payment of our 2027 Senior Notes. The distribution of equity under the Tax Sharing Agreement during 2023 is the 2022 distribution of equity that was paid in the first quarter of 2023.
Long-Term Debt and Other Borrowing Arrangements
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and other term loan agreements. For a description, refer to Part II, Item 8, Notes to Consolidated Financial Statements, “Note 13. Debt.”
Capital Expenditures
We anticipate spending between $450 million and $500 million on the acquisition of property, plant and equipment in 2025. Capital expenditures will primarily be incurred to grow our operations, improve efficiencies, to reduce costs, and for information technology system enhancement projects. We expect to fund these capital expenditures with cash flow from operations and cash on hand.
Contractual Obligations
In addition to our debt commitments at December 29, 2024, we had other commitments and contractual obligations that require us to make specified payments in the future. The following table summarizes the total amounts due as of December 29, 2024 under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(a)	$3,256,324	$322	$696	$769	$3,254,537
Interest(b)	1,339,347	164,554	329,058	328,984	516,751
Finance leases	1,875	577	1,079	219	—
Operating leases	294,184	73,332	104,223	53,474	63,155
Derivative liabilities	4,669	4,669	—	—	—
Purchase obligations(c)	438,087	400,703	24,877	3,495	9,012
Total	$5,334,486	$644,157	$459,933	$386,941	$3,843,455

(a)Long-term debt is presented at face value and excludes $24.2 million in letters of credit outstanding related to normal business transactions. Long-term debt includes the Live Oak CHP Project PACE Loan. For a description, refer to Part II, Item 8, Notes to Consolidated Financial Statements, “Note 13. Debt.”
(b)Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of December 29, 2024.
(c)Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
We expect cash flows from operations, combined with availability under the U.S., Mexico, and Europe Credit Facilities to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Pillar II Tax Initiative
Global Minimum Tax
The Organization for Economic Co-operation and Development (“OECD”) is an international organization composed of 38 member countries that work together to establish international standards and develop solutions for various social, economic, and environmental challenges. These solutions range from improving economic performance and job creation to promoting quality education and combating international tax evasion.
Regarding the fight against tax evasion, the Base Erosion and Profit Shifting (“BEPS”) project was launched in 2013 as a collaboration between the G20 (a group of the world's 20 largest economies) and the OECD. The project aims to implement 15 measures to combat tax avoidance, enhance the consistency of international tax rules, and ensure a more transparent global tax environment. It seeks to prevent the misuse of tax regulations that result in the erosion of the tax base, particularly through profit shifting to jurisdictions with more favorable or no taxation.
Pillar II is part of one of the OECD’s most recent initiatives, known as BEPS 2.0, which aims to address tax challenges arising from evolving business models in a globalized economy. The goal of Pillar II is to establish a global minimum tax system for multinational enterprises (“MNEs”) with annual consolidated revenue exceeding €750 million. This additional taxation seeks to balance the global allocation of corporate income taxes and ensure that multinational groups pay a minimum effective tax rate of 15% per jurisdiction where they operate.
Starting in the 2024 calendar year, the Pillar II rules came into effect in several jurisdictions, impacting multinational companies operating in these markets. However, during the first three years of implementation, transitional rules (Safe Harbor) have been introduced to simplify the calculation of the effective tax rate per jurisdiction, facilitating the adaptation of multinational groups to the new requirements.
As the Group operates in multiple countries that have adopted the global minimum tax as of 2024—including France, Ireland, Luxembourg, Malta, the Netherlands, and the U.K.—the Company has been closely monitoring the potential impacts of these new regulations and, to date, does not anticipate significant material exposure to this tax.
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
In 2022, we reviewed relevant qualitative factors and determined that no indicators of goodwill impairment existed for our Moy Park, Pilgrim’s Food Masters, Pilgrim’s Mexico, and Pilgrim’s U.S. reporting units. Our Pilgrim’s U.K. reporting unit reported goodwill of $2.1 million at December 25, 2022. These amounts were considered immaterial to warrant quantitative goodwill impairment testing.
In 2023, we experienced (1) an increase in long-term treasury rates that management determined could negatively affect discount rates and (2) continued inflationary pressures impacting primarily our Moy Park and Pilgrim’s Food Masters reporting units that management determined could negatively affect our margins. Both discount rates and margins are used in estimating the fair value of the reporting units. Therefore, management elected to bypass qualitative assessments and performed quantitative goodwill impairment tests for the Moy Park, Pilgrim’s Food Masters, Pilgrim’s Mexico, and Pilgrim’s U.S. reporting units as of December 31, 2023. Our Pilgrim’s U.K. reporting unit reported goodwill of $2.3 million at December 31, 2023. This amount was considered immaterial to warrant quantitative goodwill impairment testing. Based on the outcome of the quantitative tests, management determined that no goodwill impairment existed in the Moy Park, Pilgrim’s Food Masters, Pilgrim’s Mexico, or Pilgrim’s U.S. reporting units as of December 31, 2023.
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
As of December 29, 2024, the Company assessed qualitative factors to determine if it was necessary to perform quantitative impairment tests related to the carrying amounts of its goodwill. Based on these assessments, the Company determined that it was not necessary to perform quantitative impairment tests related to the carrying amount of its goodwill at that date.
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
The fair value of our indefinite-life intangible assets is calculated principally using a relief-from-royalty valuation approach, which uses significant unobservable inputs as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under this valuation approach, we make estimates and assumptions about brand sales growth, royalty rates and discount rates based on specific brand sales projections, general economic projections, anticipated future cash flows and marketplace data. We consider indefinite-life intangible assets that have 20% or less excess fair value over carrying amount to have a heightened risk of future impairment. Our 2022 indefinite-life intangible assets impairment analyses did not result in an impairment charge.

In 2023, we experienced an increase in long-term treasury rates that management determined could negatively affect discount rates, which are used in estimating the fair value of the reporting units. Therefore, management elected to bypass qualitative assessments for all indefinite-life intangible assets and performed quantitative impairment tests. Based on the outcome of the quantitative tests, management determined that no material impairment existed as of December 29, 2024.
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
As of December 29, 2024, the Company assessed qualitative factors to determine if it was necessary to perform quantitative impairment tests related to the carrying amounts of its intangible assets not subject to amortization. Based on these assessments, the Company determined that it was not necessary to perform quantitative impairment tests related to the carrying amount of its intangible assets not subject to amortization at that date.
Identifiable intangible assets with definite lives, such as customer relationships and trade names that we expect to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from 15 to 20 years for trade names and three to 18 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the years ended December 29, 2024 and December 31, 2023.
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
Our defined benefit pension and other postretirement plans contains uncertainties because it requires management to make assumptions and apply judgments. The key assumptions made in developing key estimates include discount rates, expected returns on plan assets, retirement rates, and mortality. These assumptions can have a material impact on the funded status and the net periodic benefit cost. The discount rates reflect yields on high-quality corporate bonds as of the measurement date and were compared to the effective discount rate determined by discounting plan cash flows using the 12/27/2024 Empower Above Mean Curve. All other assumptions reflect estimates of future experience and considering relevant historical information, such as credible plan experience, from representative populations and relevant plan characteristics. The mortality assumption reflects experience from representative populations, based on the Pri-2012 Private Retirement Plans Mortality Table Report issued by the Society of Actuaries (“SOA”) in October 2019 and the Mortality Improvement Scale MP-2021 Report issued by the SOA in October 2021. It is reasonable to expect that changes in external factors will result in changes to the assumptions noted above that are used to measure pension obligations and net periodic benefit cost in future periods.
During 2024, we terminated our Pilgrim’s Pride Pension Plan for Legacy Gold Kist (“LGK Plan”) and our Pilgrim’s Pride Retirement Plan for Union Employees (“Union Plan”). The termination included settling all outstanding obligations through a combination of lump-sum payouts to participants who elected to receive one and through a purchase of annuities for the participants who did not elect a lump-sum payout. In order to fund the lump-sum payments and purchases of nonparticipating annuity contracts, all invested assets within each of the two plans was liquidated. The remaining assets within the two plans at the end of the year represents an excess of the liquidated assets over the amount of outstanding obligations at time of termination. These assets will be split between an amount transferred to our qualifying 401(k) retirement plan and an amount reverted to the Company less applicable excise taxes in Q1 2025.
We evaluated the termination of our LGK and Union Plans to confirm if this transaction met the definition of a settlement as defined under ASC Topic 715 Compensation—Retirement Benefits, which defines a settlement as “a transaction that is an irrevocable action, relieves the employer (or the plan) of primary responsibility for a pension or postretirement obligation, and eliminates significant risks related to the obligation and the assets used to effect the settlement.” The termination of our LGK and Union Plans was an irrevocable action that relieved us from the pension obligations through the payment of lump-sum payouts and nonparticipating annuity purchases using the liquidated assets of the plans. Additionally, through the termination and settlement of all obligations, we eliminated the significant risks associated with maintaining the obligations and assets. Through this analysis, it was determined we met the criteria of a full settlement of the pension obligations, we applied settlement accounting which required us to recognize the net loss remaining in accumulated other comprehensive loss at the time of settlement as a net loss in Miscellaneous, net on the Statement of Income for the year ended December 29, 2024.
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
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses (gains), (2) costs related to litigation settlements, (3) restructuring activities losses, (4) loss on settlement of pension from plan termination, (5) inventory write-down as a result of hurricane, and (6) net income attributable to noncontrolling interest. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors.

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

Reconciliation of Adjusted EBITDA
(Unaudited)
	Year Ended
	December 29, 2024	December 31, 2023

Net income	$1,087,223	$322,317
Add:
Interest expense, net	88,509	166,621
Income tax expense	325,046	42,905
Depreciation and amortization	433,622	419,900
EBITDA	1,934,400	951,743
Add:
Foreign currency transaction losses (gains)	(10,025)	20,570
Litigation settlements expense	167,228	39,400
Restructuring activities losses	93,388	44,345
Loss on settlement of pension from plan termination	21,649	—
Inventory write-down as a result of hurricane	8,075	—
Minus:
Property insurance recoveries	—	21,124
Net income attributable to noncontrolling interest	785	743
Adjusted EBITDA	$2,213,930	$1,034,191

Reconciliation of Adjusted Net Income
(Unaudited)

	Year Ended
	December 29, 2024	December 31, 2023

Net income attributable to Pilgrim’s	$1,086,438	$321,574
Add:
Foreign currency transaction losses (gains)	(10,025)	20,570
Litigation settlements	167,228	39,400
Restructuring activities losses	93,388	44,345
Loss on settlement of pension from plan termination	21,649	—
Inventory write-down as a result of hurricane	8,075	—
Loss (gain) on early extinguishment of debt recognized as a component of interest expense(a)	(11,211)	20,694
Minus:
Property insurance recoveries	—	21,124
Adjusted net income attributable to Pilgrim’s before tax impact of adjustments	1,355,542	425,459
Net tax benefit of adjustments(b)	(66,057)	(25,140)
Adjusted net income attributable to Pilgrim’s	$1,289,485	$400,319
Weighted average diluted shares of common stock outstanding	237,800	237,297
Adjusted net income attributable to Pilgrim’s per common diluted share	$5.42	$1.69
(a)The gain on early extinguishment of debt recognized as a component of interest expense in 2024 was due to the bond repurchases. The loss on early extinguishment of debt recognized as a component of interest expense in 2023 was due to the repurchase of the Senior Notes due 2027.
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

	Year Ended December 29, 2024
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$3,451,498	$345,150
Feed ingredient inventory(b)	166,993	16,699

(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the year ended December 29, 2024.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of December 29, 2024.

	December 29, 2024
	Amount	Impact of 10% Increase to the Fair Value of Commodity Derivative Assets
	(In thousands)
Commodity derivative assets(a)	$9,677	$968
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of December 29, 2024.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $101.4 million as of December 29, 2024.
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
Net Assets. As of December 29, 2024, our Mexican subsidiaries that are denominated in Mexican peso had net assets of $796.9 million. A 10% weakening in Mexican peso against the U.S. dollar exchange rate would cause a decrease in the net assets of our Mexican subsidiaries by $72.4 million. A 10% strengthening in the Mexican peso against the U.S dollar exchange rate would cause an increase in the net assets of our Mexican subsidiaries of $88.5 million
We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations.
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
Net Assets. As of December 29, 2024, our Europe subsidiaries that are denominated in the British pound had net assets of $0.8 billion. A 10% weakening in the British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our Europe subsidiaries by $70.7 million. A 10% strengthening in the British pound against the U.S. dollar exchange rate would cause an increase in the net assets of our Europe subsidiaries by $86.4 million.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries (the Company) as of December 29, 2024 and December 31, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 29, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 29, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of quantitative goodwill impairment assessment
As discussed in Notes 1 and 8 to the consolidated financial statements, the goodwill balance as of December 29, 2024 was $1.2. billion, of which $1.1 billion related to reporting units within the Company’s Europe reportable segment. On July 1, 2024, the Company completed a reorganization within its Europe reportable segment. As a result of the reorganization, the Company reassigned assets and liabilities to the reporting units and allocated goodwill. The Company then performed pre- and post-reorganization quantitative impairment tests to determine whether the fair value of each of the reporting units was less than their carrying amounts.
We identified the evaluation of the post-reorganization quantitative goodwill impairment assessment on July 1, 2024 related to certain reporting units within the Company’s Europe reportable segment as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required to evaluate certain key assumptions used in measuring the fair value of the reporting units. These key assumptions included forecasted revenue growth, forecasted margins, discount rates, and terminal growth rates. Changes in these assumptions could have had an impact on the fair value of the reporting units.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s quantitative goodwill impairment assessments as of July 1, 2024 for certain reporting units within the Company’s Europe reportable segment, including controls over the key assumptions listed above. We evaluated the Company’s assessments by:

•assessing the Company’s forecasted revenue growth and forecasted margins against underlying business strategies, growth plans, and comparable companies
•comparing historical revenue growth and margins to forecasts to assess the Company’s ability to forecast.
In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the discount rates used by comparing the Company’s inputs to the discount rates to publicly available data for comparable companies and assessing the resulting discount rates
•comparing the selected terminal growth rates to the Company’s growth expectations using publicly available industry and economic data.
/s/ KPMG LLP
We have served as the Company’s auditor since 2012.

Kansas City, Missouri
February 13, 2025

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2024	December 31, 2023
	(In thousands, except share and par value data)
Cash and cash equivalents	$2,040,834	$697,748
Restricted cash and cash equivalents	2,324	33,475
Investment in available-for-sale securities	10,220	—
Trade accounts and other receivables, less allowance for credit losses	1,004,334	1,129,178
Accounts receivable from related parties	2,608	1,778
Inventories	1,783,488	1,985,399
Income taxes receivable	72,414	161,062
Prepaid expenses and other current assets	200,879	195,831
Assets held for sale	3,062	—
Total current assets	5,120,163	4,204,471
Deferred tax assets	29,483	4,890
Other long-lived assets	62,019	35,646
Operating lease assets, net	255,713	266,707
Intangible assets, net	806,234	853,983
Goodwill	1,239,073	1,286,261
Property, plant and equipment, net	3,137,891	3,158,403
Total assets	$10,650,576	$9,810,361

Accounts payable	$1,411,519	$1,410,576
Accounts payable to related parties	15,257	41,254
Revenue contract liabilities	48,898	84,958
Accrued expenses and other current liabilities	1,015,504	926,727
Income taxes payable	60,097	31,678
Current maturities of long-term debt	858	674
Total current liabilities	2,552,133	2,495,867
Noncurrent operating lease liabilities, less current maturities	195,944	203,348
Long-term debt, less current maturities	3,206,113	3,340,841
Deferred tax liabilities	422,952	385,548
Other long-term liabilities	20,038	40,180
Total liabilities	6,397,180	6,465,784

Common stock, $.01 par value, 800,000,000 shares authorized; 262,263,358 and 261,931,080 shares issued at year-end 2024 and year-end 2023, respectively; 237,122,205 and 236,789,927 shares outstanding at year-end 2024 and year-end 2023, respectively	2,623	2,620
Treasury stock, at cost, 25,141,153 shares at year-end 2024 and year-end 2023	(544,687)	(544,687)
Additional paid-in capital	1,994,259	1,978,849
Retained earnings	3,157,511	2,071,073
Accumulated other comprehensive loss	(370,300)	(176,483)
Total Pilgrim’s Pride Corporation stockholders’ equity	4,239,406	3,331,372
Noncontrolling interest	13,990	13,205
Total stockholders’ equity	4,253,396	3,344,577
Total liabilities and stockholders’ equity	$10,650,576	$9,810,361
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands, except per share data)
Net sales	$17,878,291	$17,362,217	$17,468,377
Cost of sales	15,565,524	16,243,816	15,656,574
Gross profit	2,312,767	1,118,401	1,811,803
Selling, general and administrative expense	713,310	551,770	604,742
Restructuring activities	93,388	44,345	30,466
Operating income	1,506,069	522,286	1,176,595
Interest expense, net of capitalized interest	161,175	202,272	152,672
Interest income	(72,666)	(35,651)	(9,028)
Foreign currency transaction losses (gains)	(10,025)	20,570	30,817
Miscellaneous, net	15,316	(30,127)	(23,339)
Income before income taxes	1,412,269	365,222	1,025,473
Income tax expense	325,046	42,905	278,935
Net income	1,087,223	322,317	746,538
Less: Net income attributable to noncontrolling interest	785	743	608
Net income attributable to Pilgrim’s Pride Corporation	$1,086,438	$321,574	$745,930

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	237,008	236,725	239,766
Effect of dilutive common stock equivalents	792	572	628
Diluted	237,800	237,297	240,394

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$4.58	$1.36	$3.11
Diluted	$4.57	$1.36	$3.10
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Net income	$1,087,223	$322,317	$746,538
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	(222,393)	154,975	(297,066)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	1,756	(2,565)	(2,915)
Reclassification to net earnings for losses (gains) realized	(1,849)	1,813	4,142
Income tax effect	—	—	(24)
Available-for-sale securities
Gains (losses) arising during the period	72	(166)	(3)
Income tax effect	(27)	42	2
Reclassification to net earnings for losses (gains) realized	(82)	175	(17)
Income tax effect	20	(42)	4
Defined benefit plans
Gains realized during the period	15,535	6,751	8,505
Income tax effect	(3,849)	(1,825)	(2,122)
Reclassification to net earnings of losses realized	22,530	1,065	1,381
Income tax effect	(5,530)	(258)	(338)
Total other comprehensive income (loss), net of tax	(193,817)	159,965	(288,451)
Comprehensive income	893,406	482,282	458,087
Less: Comprehensive income attributable to noncontrolling interests	785	743	608
Comprehensive income attributable to Pilgrim’s Pride Corporation	$892,621	$481,539	$457,479
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 26, 2021	261,347	$2,614	(17,673)	$(345,134)	$1,964,028	$1,003,569	$(47,997)	$11,854	$2,588,934
Comprehensive income:
Net income	—	—	—	—	—	745,930	—	608	746,538
Other comprehensive loss, net of tax benefit of $2,478	—	—	—	—	—	—	(288,451)	—	(288,451)
Capital distribution under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation (the “TSA”)	—	—	—	—	(1,592)	—	—	—	(1,592)
Stock-based compensation plans:
Common stock issued under compensation plans	264	3	—	—	(3)	—	—	—	—
Requisite service period recognition	—	—	—	—	7,400	—	—	—	7,400
Common stock purchased under share repurchase program	—	—	(7,469)	(199,553)	—	—	—	—	(199,553)
Balance at December 25, 2022	261,611	$2,617	(25,142)	$(544,687)	$1,969,833	$1,749,499	$(336,448)	$12,462	$2,853,276
Comprehensive income:
Net income	—	—	—	—	—	321,574	—	743	322,317
Other comprehensive income, net of tax expense of $2,083	—	—	—	—	—	—	159,965	—	159,965
Capital contribution under TSA	—	—	—	—	1,425	—	—	—	1,425
Stock-based compensation plans:
Common stock issued under compensation plans	320	3	—	—	(3)	—	—	—	—
Requisite service period recognition	—	—	—	—	7,594	—	—	—	7,594
Balance at December 31, 2023	261,931	$2,620	(25,142)	$(544,687)	$1,978,849	$2,071,073	$(176,483)	$13,205	$3,344,577
Comprehensive income:
Net income	—	—	—	—	—	1,086,438	—	785	1,087,223
Other comprehensive loss, net of tax benefit of $9,386	—	—	—	—	—	—	(193,817)	—	(193,817)
Stock-based compensation plans:
Common stock issued under compensation plans	332	3	—	—	(3)	—	—	—	—
Requisite service period recognition	—	—	—	—	15,413	—	—	—	15,413
Balance at December 29, 2024	262,263	$2,623	(25,142)	$(544,687)	$1,994,259	$3,157,511	$(370,300)	$13,990	$4,253,396
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Cash flows from operating activities
Net income	$1,087,223	$322,317	$746,538
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	433,622	419,900	403,110
Asset impairment	28,575	4,010	3,559
Stock-based compensation	14,873	7,226	6,985
Loss (gain) on early extinguishment of debt recognized as a component of interest expense	(11,211)	20,694	—
Loan cost amortization	5,033	7,366	4,753
Deferred income tax expense	4,830	6,675	21,295
Accretion of bond discount	2,506	2,278	1,717
Loss (gain) on property disposals	1,779	(6,052)	(18,908)
Loss (gain) on equity method investments	(7)	328	(2)
Changes in operating assets and liabilities
Trade accounts and other receivables	88,340	(19,007)	(149,599)
Inventories	134,521	12,602	(472,224)
Prepaid expenses and other current assets	(33,303)	17,776	18,264
Accounts payable, accrued expenses and other current liabilities	126,672	(68,677)	263,288
Income taxes	109,369	(8,878)	(142,455)
Long-term pension and other postretirement obligations	26,052	(9,993)	(4,128)
Other operating assets and liabilities	(28,747)	(30,688)	(12,330)
Cash provided by operating activities	1,990,127	677,877	669,863
Cash flows from investing activities
Acquisitions of property, plant and equipment	(476,153)	(543,816)	(487,110)
Proceeds from property disposals	15,356	19,784	35,516
Proceeds from property insurance recoveries	—	20,681	16,034
Purchase of acquired businesses, net of cash acquired	—	—	(9,692)
Cash used in investing activities	(460,797)	(503,351)	(445,252)
Cash flows from financing activities
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(152,120)	(1,616,321)	(388,299)
Proceeds from revolving line of credit and long-term borrowings	—	1,768,236	362,540
Proceeds from contribution (payment of distribution) of capital under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	1,425	(1,592)	(1,961)
Payment on early extinguishment of debt	(200)	(13,780)	—
Payment of capitalized loan costs	(16)	(19,816)	(4,741)
Purchase of common stock under share repurchase program	—	—	(199,553)
Cash provided by (used in) financing activities	(150,911)	116,727	(232,014)
Effect of exchange rate changes on cash and cash equivalents	(66,484)	5,211	(7,959)
Increase (decrease) in cash and cash equivalents	1,311,935	296,464	(15,362)
Cash and cash equivalents, restricted cash and restricted cash equivalents, beginning of year	731,223	434,759	450,121
Cash and cash equivalents, restricted cash and restricted cash equivalents, end of year	$2,043,158	$731,223	$434,759
Supplemental Disclosure Information
Interest paid (net of amount capitalized)	$182,040	$131,205	$156,292
Income taxes paid	197,557	19,749	385,585
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest food companies in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s is primarily a chicken producer, with pork and lamb operations in the U.K. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products (from its U.K. operations) to over 120 countries. Our fresh products consist of refrigerated whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork, pork ribs and lamb products. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meat balls. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland.
Consolidated Financial Statements
The Company operates on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year. Fiscal year 2024 was a 52-week fiscal year and fiscal year 2023 was a 53-week fiscal year.
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
The functional currency of the Company’s U.S. operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and the Republic of Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company’s operations in France, the Netherlands and the Republic of Ireland is the euro. The Company has determined that there was a significant change in economic factors that necessitated a reassessment of the appropriate functional currency of the Mexico reportable segment. The primary economic factors driving the change include 1) the recent sustained, historical strengthening of the Mexican peso against the U.S. dollar and against other global currencies without a correlated impact on the average product sales prices of our Mexico operations and 2) a shift in the proportional volume of spend we have that is denominated in Mexican peso in relation to spend that is denominated in U.S. dollar. As a result of this reassessment, on April 1, 2024, the Company changed the functional currency of its Mexico operations from U.S. dollar to the Mexican peso. The change in the functional currency was accounted for on April 1, 2024, and did not have a material impact on our consolidated financial statements. For foreign currency-denominated entities, including the Company’s Mexico operations after April 1, 2024, translation from local currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. For the Company’s Mexico operations prior to April 1, 2024, remeasurement from the Mexican peso to U.S. dollars was performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement was performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts were remeasured using average exchange rates for the period. Net adjustments that resulted from remeasurement of the financial records, as well as foreign currency transaction gains and losses, are reflected in Foreign currency transaction losses (gains) in the Consolidated Statements of Income.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs are included in Selling, general and administrative (“SG&A”) expense and totaled $70.1 million, $56.7 million and $58.0 million for 2024, 2023 and 2022, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $12.4 million, $5.7 million and $12.5 million for 2024, 2023 and 2022, respectively.
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
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 29, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$2,040,834	$697,748
Restricted cash and restricted cash equivalents	2,324	33,475
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Consolidated Statements of Cash Flows	$2,043,158	$731,223
Investments
The Company’s current investments are all highly liquid investments classified as either cash equivalents or short-term investments with an original maturity of less than one year at time of acquisition. The Company’s current investments are comprised of fixed income securities, such as commercial paper. These investments are classified as available-for-sale. These securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive loss. Investments in fixed income securities with remaining maturities of less than one year and those identified by management at the time of purchase for funding operations in less than one year are classified as current assets. Investments in fixed income securities with remaining maturities in excess of one year that management has not identified at the time of purchase for funding operations in less than one year are classified as long-term assets. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company determines the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss into earnings using the specific identification method. Purchases and sales are recorded on a settlement date basis.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease assets, net, Accrued expenses and other current liabilities, and Noncurrent operating lease liabilities, less current maturities, in our Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt and Long-term debt, less current maturities in our Consolidated Balance Sheets.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, and repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of these assets. Estimated useful lives for building, machinery and equipment are five to 33 years and for automobiles and trucks are three to ten years. The charge to income resulting from amortization of assets recorded under capital leases is included within depreciation expense.
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
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent), that the fair value of a reporting unit is less than the unit’s carrying amount (including goodwill). If management determines it is more likely than not that the carrying amount of a reporting unit goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting that is was not more likely than not that there was goodwill impairment in any of its reporting units as of December 29, 2024. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that an intangible asset is impaired. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, and quantitative analysis is performed. Management performed a qualitative analysis noting that it was not more likely than not that there was impairment for any of its indefinite-lived intangible assets as of December 29, 2024.
Identifiable intangible assets with definite lives, such as customer relationships and trade names that the Company expects to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from 15 to 20 years for trade names and three to 18 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the years ended December 29, 2024 and December 31, 2023.
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
The Company deems its earnings from Mexico, Puerto Rico, the U.K., the Republic of Ireland, France, the Netherlands, Luxembourg and Malta as of December 29, 2024 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.
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
On December 30, 2024 the Company entered into a tax sharing agreement (the “Tax Sharing Agreement”) with JBS USA governing the allocation, and certain payment and reimbursement obligations of U.S. income tax liabilities and assets among the Company and its relevant U.S. corporate subsidiaries, on the one hand, and JBS USA and its relevant U.S. subsidiaries, on the other hand. The Tax Sharing Agreement is effective for each tax year beginning on or after December 30, 2024 or such other date in which PPC becomes a member of the Parent Consolidated Group (as defined in the Tax Sharing Agreement). The Tax Sharing Agreement is attached as Exhibit 10.15 to this Annual Report.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•Foreign Currency Risk - The Company has foreign operations and, therefore, has exposure to foreign exchange risk when the financial results of those operations are translated to U.S. dollars. The Company will occasionally purchase derivative financial instruments such as foreign currency forward contracts in an attempt to mitigate currency exchange rate exposure in its Mexico reportable segment. The Company’s Europe reportable segment also attempts to mitigate foreign currency exposure on certain transactions denominated in foreign currencies through the use of derivative financial instruments.
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
The Company has generally applied the NPNS exception for certain of its forward physical grain purchase and energy purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Consolidated Financial Statements at December 29, 2024 and December 31, 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recent Accounting Pronouncements Adopted in 2024
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional disclosures for reportable segments. The guidance requires disclosures about significant segment expenses that are regularly provided to the chief operating decision maker along with additional measures of segment profit that are regularly used by the chief operating decision maker in assessing segment performance and deciding how to allocate resources. The provisions of the new guidance will be effective for years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. The Company adopted this guidance effective December 29, 2024. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements. Additional information regarding segments is included in “Note 20. Reportable Segments.”
Recent Accounting Pronouncements Adopted in 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recent Accounting Pronouncements Not Yet Adopted as of December 29, 2024
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures for income taxes to enhance transparency and usefulness of income tax disclosures. The guidance requires additional disclosures for the tabular rate reconciliation, income taxes paid, and the disaggregation of domestic, federal and state, and foreign components within income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. The provisions of the new guidance will be effective for years beginning after December 15, 2024. The Company plans to adopt this guidance as it becomes effective and is assessing the impacts on our Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures for certain costs and expenses to help investors better understand major components of an entity’s income statement. The guidance requires additional disclosures for costs and expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The provisions of the new guidance will be effective for annual reporting years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company plans to adopt this guidance as it becomes effective and is assessing the impacts on our Consolidated Financial Statements.
2.    REVENUE RECOGNITION
Disaggregated Revenue
Revenue has been disaggregated into the following categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Year Ended December 29, 2024
	Fresh	Prepared	Export	Other(a)	Total
	(In thousands)
U.S.	$8,731,904	$1,094,818	$468,553	$334,654	$10,629,929
Europe	1,178,459	3,381,178	477,486	99,624	5,136,747
Mexico	1,777,815	220,270	—	113,530	2,111,615
Total net sales	$11,688,178	$4,696,266	$946,039	$547,808	$17,878,291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Fresh	Prepared	Export	Other(a)	Total
	(In thousands)
U.S.	$8,105,268	$978,423	$533,205	$410,846	$10,027,742
Europe	1,074,900	3,525,359	472,657	130,406	5,203,322
Mexico	1,796,670	212,651	—	121,832	2,131,153
Total net sales	$10,976,838	$4,716,433	$1,005,862	$663,084	$17,362,217

	Year Ended December 25, 2022
	Fresh	Prepared	Export	Other(a)	Total
	(In thousands)
U.S.	$8,624,421	$1,107,734	$552,823	$463,372	$10,748,350
Europe	908,882	3,104,347	712,685	148,824	4,874,738
Mexico	1,587,809	167,589	—	89,891	1,845,289
Total net sales	$11,121,112	$4,379,670	$1,265,508	$702,087	$17,468,377
(a)Included in Other sales shown above are sales of commodity grains and protein byproducts.
Additional disaggregation of revenue by sales channel is provided below:

	Year Ended December 29, 2024
	Retail	Foodservice	Export	Other	Total
	(In thousands)
U.S.	$5,708,826	$4,029,197	$468,553	$423,353	$10,629,929
Europe	3,257,803	846,284	477,486	555,174	5,136,747
Mexico(a)	531,724	982,429	—	597,462	2,111,615
Total net sales	$9,498,353	$5,857,910	$946,039	$1,575,989	$17,878,291

	Year Ended December 31, 2023
	Retail	Foodservice	Export	Other	Total
	(In thousands)
U.S.	$5,111,023	$3,829,397	$533,205	$554,117	$10,027,742
Europe	3,220,272	917,304	472,657	593,089	5,203,322
Mexico(a)	502,408	986,567	—	642,178	2,131,153
Total net sales	$8,833,703	$5,733,268	$1,005,862	$1,789,384	$17,362,217

	Year Ended December 25, 2022
	Retail	Foodservice	Export	Other	Total
	(In thousands)
U.S.	$4,952,560	$4,608,606	$552,823	$634,361	$10,748,350
Europe	2,842,502	778,304	712,685	541,247	4,874,738
Mexico(a)	416,342	880,368	—	548,579	1,845,289
Total net sales	$8,211,404	$6,267,278	$1,265,508	$1,724,187	$17,468,377
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Changes in the revenue contract liability balances for the years ended December 29, 2024 and December 31, 2023 were as follows:

	December 29, 2024	December 31, 2023
	(In thousands)
Balance, beginning of year	$84,958	$34,486
Revenue recognized	(82,331)	(28,674)
Cash received, excluding amounts recognized as revenue during the period	46,271	79,146
Balance, end of year	$48,898	$84,958
3.    LEASES
The Company is party to operating lease agreements for warehouses, office space, vehicle maintenance facilities and livestock growing farms in the U.S., distribution centers, hatcheries and office space in Mexico and farms, processing facilities and office space in Europe. Additionally, the Company leases equipment, over-the-road transportation vehicles and other assets in all three reportable segments. The Company is also party to a limited number of finance lease agreements in the U.S.
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

	Year Ended
	December 29, 2024	December 31, 2023
Operating lease cost(a)	$86,684	$92,877
Amortization of finance lease assets	650	921
Interest on finance leases	58	95
Short-term lease cost	103,364	93,739
Variable lease cost	2,577	2,751
Net lease cost	$193,333	$190,383
(a)Sublease income is immaterial and not included in operating lease costs.
The weighted-average remaining lease term and discount rate for lease liabilities included in our Consolidated Balance Sheets are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 29, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	6.11 years	5.73 years
Finance leases	3.35 years	4.34 years
Weighted-average discount rate:
Operating leases	4.53%	4.24%
Finance leases	2.66%	2.81%
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended
	December 29, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$84,806	$94,087
Operating cash flows - finance leases	40	96
Financing cash flows - finance leases	616	979
Operating lease assets obtained in exchange for operating lease liabilities	66,060	36,967
Future minimum lease payments under noncancelable leases as of December 29, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
For the fiscal years ending December:
2025	$73,332	$577
2026	58,905	553
2027	45,318	526
2028	31,595	219
2029	21,879	—
Thereafter	63,155	—
Total future minimum lease payments	294,184	1,875
Less: imputed interest	(34,913)	(83)
Present value of lease liabilities	$259,271	$1,792
Lease liabilities are included in our Consolidated Balance Sheets as follows (in thousands):

	December 29, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Accrued expenses and other current liabilities	$63,327	$—	$67,440	$—
Current maturities of long-term debt	—	536	—	674
Noncurrent operating lease liability, less current maturities	195,944	—	203,348	—
Long-term debt, less current maturities	—	1,256	—	1,812
Total lease liabilities	$259,271	$1,792	$270,788	$2,486
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
The Company has operations in Mexico, the U.K., France, the Netherlands and the Republic of Ireland. Therefore, it has exposure to translational foreign exchange risk when the financial results of those operations are remeasured in U.S. dollars. The Company has historically purchased foreign currency forward contracts to manage a portion of this foreign exchange risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. The Company’s counterparties require that it post collateral for changes in the net fair value of the derivative contracts. This cash collateral is reported in the line item Restricted cash and restricted cash equivalents on the Consolidated Balance Sheets.
Undesignated contracts may include contracts not designated as hedges or contracts that do not qualify for hedge accounting. The fair value of each of these derivatives is recognized in the Consolidated Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of each derivative are recognized immediately in the Consolidated Statements of Income within Net sales, Cost of sales, or Foreign currency transaction losses (gains) depending on the risk the derivative is intended to mitigate. While management believes these instruments help mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive record keeping requirements.
The Company does not apply hedge accounting treatment to certain derivative financial instruments it has purchased to mitigate commodity purchase exposures in the U.S. and Mexico or foreign currency transaction exposures on our Mexico operations. Therefore, the Company recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Income. Realized gains and losses related to cash flows are disclosed in the Consolidated Statements of Cash Flows in Cash provided by operating activities. Unrealized gains and losses related to cash flows are disclosed in the Consolidated Statements of Cash Flows in the line item Other operating assets and liabilities. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Foreign currency transaction losses (gains) in the Consolidated Statements of Income.
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
We have generally applied the normal purchase and normal sale scope exception (“NPNS”) to our forward physical grain purchase contracts delivered by truck and to our forward physical natural gas and solar-generated power purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, amounts payable under these contracts are recorded when we take delivery of the contracted product and no amounts were recorded for the fair value of these contracts in the Consolidated Financial Statements at December 29, 2024 and December 31, 2023.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	December 29, 2024	December 31, 2023
	(In thousands)
Fair values:
Commodity derivative assets	$6,598	$1,202
Commodity derivative liabilities	(2,494)	(17,118)
Foreign currency derivative assets	755	175
Foreign currency derivative liabilities	(1,397)	(723)
Sales contract derivative assets	—	960
Sales contract derivative liabilities	(778)	—
Cash collateral posted with brokers(a)	2,324	33,475
Derivatives coverage(b):
Corn	11.5%	10.9%
Soybean meal	9.3%	39.6%
Period through which stated percent of needs are covered:
Corn	December 2025	July 2024
Soybean meal	March 2026	March 2024
(a)Collateral posted with brokers consists primarily of cash, short term treasury bills, or other cash equivalents.
(b)Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Year Ended
Type of Contract (a)	December 29, 2024	December 31, 2023	December 25, 2022	Affected Line Item in the Consolidated Statements of Income
Foreign currency derivatives	$—	$(34,229)	$(35,586)	Foreign currency transaction losses (gains)
Commodity derivatives	(11,008)	(5,318)	53,899	Cost of sales
Sales contract derivatives	(1,738)	4,665	8,985	Net sales
Total	$(12,746)	$(34,882)	$27,298
(a)Amounts represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Foreign currency derivatives	$1,767	$(2,579)	$1,719
Interest rate swap derivatives	—	—	98
Total	$1,767	$(2,579)	$1,817

	Gains (Losses) Reclassified from AOCI into Income
	December 29, 2024		December 31, 2023
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$17,878,291	$15,565,524	$17,362,217	$16,243,816
Impact from cash flow hedging instruments:
Foreign currency derivatives	1,367	(482)	(1,816)	(3)
(a)Amounts represent income (expenses) related to net sales.
(b)Amounts represent expenses (income) related to cost of sales and interest expense.
As of December 29, 2024, there were $2 million of pre-tax deferred net losses on foreign currency derivatives recorded in AOCI expected to be reclassified to the Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
5.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables (including accounts receivable from related parties), less allowance for credit losses, consisted of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 29, 2024	December 31, 2023
	(In thousands)
Trade accounts receivable	$973,820	$1,027,916
Notes receivable	8,970	51,168
Other receivables	30,018	59,435
Receivables, gross	1,012,808	1,138,519
Allowance for credit losses	(8,474)	(9,341)
Receivables, net	$1,004,334	$1,129,178

Accounts receivable from related parties(a)	$2,608	$1,778
(a)Additional information regarding accounts receivable from related parties is included in “Note 19. Related Party Transactions.”

Activity in the allowance for credit losses was as follows:

	December 29, 2024	December 31, 2023
Allowance for Credit Losses:	(In thousands)
Balance, beginning of period	$(9,341)	$(9,559)
Provision released (charged) to operating results	102	(1,439)
Account write-offs and recoveries	46	2,436
Effect of exchange rate	719	(779)
Balance, end of period	$(8,474)	$(9,341)
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
6.    INVENTORIES
Inventories consisted of the following:

	December 29, 2024	December 31, 2023
	(In thousands)
Raw materials and work-in-process	$1,069,170	$1,158,467
Finished products	527,364	642,028
Operating supplies	77,146	75,530
Maintenance materials and parts	109,808	109,374
Total inventories	$1,783,488	$1,985,399
7.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	December 29, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$1,702,493	$1,702,697	$324,808	$324,947
Short-term investment:
Fixed income securities	10,000	10,220	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest income and gross realized gains during 2024 and 2023 related to the Company’s available-for-sale securities totaled $70.8 million and $21.5 million, respectively, while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during 2024 and 2023 that have been included in accumulated other comprehensive income (loss) and the net amount of gains and losses reclassified out of accumulated other comprehensive income (loss) to earnings during 2024 and 2023 are disclosed in “Note 14. Stockholders’ Equity.”
8.    GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by reportable segment for the years ended December 29, 2024 and December 31, 2023 were as follows:

	December 31, 2023	Currency Translation	December 29, 2024
	(In thousands)
U.S.	$41,936	$—	$41,936
Europe	1,116,521	(18,878)	1,097,643
Mexico	127,804	(28,310)	99,494
Total	$1,286,261	$(47,188)	$1,239,073

	December 25, 2022	Currency Translation	December 31, 2023
	(In thousands)
U.S.	$41,936	$—	$41,936
Europe	1,058,204	58,317	1,116,521
Mexico	127,804	—	127,804
Total	$1,227,944	$58,317	$1,286,261
Intangible assets consisted of the following:

	December 31, 2023	Amortization	Currency Translation	December 29, 2024
	(In thousands)
Carrying amount:
Trade names not subject to amortization	$580,473	$—	$(11,116)	$569,357
Trade names subject to amortization	112,681	—	(665)	112,016
Customer relationships	441,719	—	(9,858)	431,861
Accumulated amortization:
Trade names	(57,762)	(3,893)	128	(61,527)
Customer relationships	(223,128)	(28,503)	6,158	(245,473)
Total	$853,983	$(32,396)	$(15,353)	$806,234

	December 25, 2022	Amortization	Currency Translation	December 31, 2023
	(In thousands)
Carrying amount:
Trade names not subject to amortization	$549,024	$—	$31,449	$580,473
Trade names subject to amortization	112,057	—	624	112,681
Customer relationships	427,662	—	14,057	441,719
Trade names	(53,708)	(3,886)	(168)	(57,762)
Customer relationships	(189,015)	(29,210)	(4,903)	(223,128)
Total	$846,020	$(33,096)	$41,059	$853,983

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Trade names subject to amortization	15-20 years
Customer relationships	3-18 years
The Company expects to recognize amortization expense associated with intangible assets of $32.4 million in 2025, $29.9 million in 2026, $24.9 million in 2027, 2028 and 2029.
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
As of December 29, 2024, the Company assessed qualitative factors to determine if it was necessary to perform quantitative impairment tests related to the carrying amounts of its goodwill or its intangible assets not subject to amortization. Based on these assessments, the Company determined that it was not necessary to perform quantitative impairment tests related to the carrying amount of its goodwill nor its intangible assets not subject to amortization at that date.
As of December 29, 2024, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its intangible assets subject to amortization at that date.
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	December 29, 2024	December 31, 2023
	(In thousands)
Land	$215,305	$273,846
Buildings	2,307,851	2,170,716
Machinery and equipment	4,137,561	3,953,008
Autos and trucks	130,013	93,858
Finance lease assets	4,275	5,550
Construction-in-progress	299,933	458,146
PP&E, gross	7,094,938	6,955,124
Accumulated depreciation	(3,957,047)	(3,796,721)
PP&E, net	$3,137,891	$3,158,403
The Company recognized depreciation expense of $401.2 million, $386.8 million and $369.4 million during 2024, 2023 and 2022, respectively.
During 2024, the Company incurred $458.5 million on capital projects and transferred $633.0 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures during 2024 were primarily incurred for growth projects, such as the Moorefield, WV expansion and the South Georgia protein conversion plant, and to improve operational efficiencies, information technology system enhancement projects, and to reduce costs. During 2023, the Company spent $557.8 million on capital projects and transferred $461.0 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures in accounts payable and accrued expenses for the years ended December 29, 2024 and December 31, 2023 were $29.2 million and $85.9 million, respectively.
During 2024, the Company sold certain PP&E for $15.4 million and recognized a loss of $1.8 million. PP&E sold in 2024 consisted of a feed mill in the U.S., breeder farm equipment in Mexico, and other miscellaneous equipment. During 2023,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company sold certain PP&E for $19.8 million and recognized a gain of $6.1 million. PP&E sold in 2023 consisted of a farm in Mexico and other miscellaneous equipment.
The Company has closed or idled various facilities in the U.S. and the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of December 29, 2024, the carrying amount of these idled assets was $45.1 million based on depreciable value of $185.8 million and accumulated depreciation of $140.7 million. During 2024, the Company recognized an impairment loss on PP&E of $28.6 million incurred as a result of planned restructuring activities in the Europe reportable segment. Additional information regarding restructuring activities is included in “Note 18. Restructuring-Related Activities.”
As of December 29, 2024, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.
10.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 29, 2024	December 31, 2023
	(In thousands)
Accounts payable
Trade accounts	$1,269,417	$1,294,830
Book overdrafts	113,364	90,612
Other payables	28,738	25,134
Total accounts payable	1,411,519	1,410,576
Accounts payable to related parties(a)	15,257	41,254
Revenue contract liabilities(b)	48,898	84,958
Accrued expenses and other current liabilities
Compensation and benefits	346,355	249,474
Accrued sales rebates	116,439	104,390
Litigation settlements	111,769	73,330
Insurance and self-insured claims	76,025	76,287
Interest and debt-related fees	65,192	71,508
Current maturities of operating lease liabilities(c)	63,327	67,440
Taxes	35,938	37,635
Derivative liabilities(d)	4,669	17,841
Other accrued expenses	195,790	228,822
Total accrued expenses and other current liabilities	1,015,504	926,727
Total current liabilities	$2,491,178	$2,463,515
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for invoices that are confirmed as valid under the program from participating suppliers to a financing entity. Maturity dates are generally between 65-120 days and we pay either the supplier or the financing entity depending on the supplier’s election. We do not have an economic interest in a supplier’s participation in the program or a direct financial relationship with the financial institution funding the program. The outstanding balances are included in Accounts payable in the Consolidated Balance Sheets.

Year Ended
December 29, 2024
(In thousands)
Confirmed obligations outstanding, beginning of year	$192,666
Invoices confirmed during the year	870,540
Confirmed invoices paid during the year	(910,426)
Confirmed obligations outstanding, end of year	$152,780
12.    INCOME TAXES
Income (loss) before income taxes by jurisdiction is as follows:

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
U.S.	$1,428,497	$26,887	$928,709
Foreign	(16,228)	338,335	96,764
Total	$1,412,269	$365,222	$1,025,473
The components of income tax expense (benefit) are set forth below:

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Current
Federal	$172,269	$(19,727)	$169,660
Foreign	113,194	59,326	52,995
State and other	34,752	(3,369)	34,985
Total current	320,215	36,230	257,640
Deferred
Federal	21,334	12,783	14,654
Foreign	(25,697)	(10,573)	5,694
State and other	9,194	4,465	947
Total deferred	4,831	6,675	21,295
Total	$325,046	$42,905	$278,935
The effective tax rate for 2024 was 23.0% compared to 11.7% for 2023 and 27.2% for 2022.
The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Federal income tax rate	21.0%	21.0%	21.0%
State tax rate, net	2.4	0.6	3.2
Global intangible low-taxed income	0.1	—	—
Mexico tax audit	—	—	3.8
Intercompany financing	(0.9)	(5.7)	(1.9)
Permanent items	1.7	(0.9)	(0.9)
Difference in U.S. statutory tax rate and foreign country effective tax rate	2.3	5.2	1.2
Rate change	(0.5)	(0.7)	(0.9)
Foreign currency translation	(0.8)	(7.4)	(0.9)
Tax credits	(0.8)	(3.0)	(0.4)
Change in reserve for unrecognized tax benefits	0.1	—	(0.4)
Change in valuation allowance	(0.2)	6.9	2.8
Return to provision	0.1	(4.1)	—
Other	(1.5)	(0.2)	0.6
Total	23.0%	11.7%	27.2%
Included in the Mexico tax audit item in above table is an increase of 3.8% in the effective tax rate related to the Mexican Tax Authority’s claim that Avícola Pilgrim’s Pride de Mexico, S.A. de C.V. (“Avícola”) should have considered dividends paid out of its subsidiaries as partially taxable in tax years 2009 and 2010. The amount was recorded during the year ended December 25, 2022.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 29, 2024	December 31, 2023
	(In thousands)
Deferred tax liabilities
PP&E and identified intangible assets	$495,571	$519,458
Inventories	93,513	99,144
Incentive compensation	—	8,984
Operating lease assets	63,717	81,942
Other	6,959	2,534
Total deferred tax liabilities	659,760	712,062
Deferred tax assets
U.S. net operating losses	14,603	24,902
Foreign net operating losses	49,166	55,583
Credit carry forwards	20,099	23,985
Allowance for credit losses	3,532	5,167
Accrued liabilities	92,565	81,156
Workers’ compensation	7,172	5,361
Incentive compensation	1,161	—
Operating lease liabilities	63,717	80,823
Advance payments	—	22,774
Interest expense limitations	72,615	93,685
Other	27,918	26,428
Total deferred tax assets	352,548	419,864
Valuation allowance	(86,257)	(88,460)
Net deferred tax assets	266,291	331,404
Net deferred tax liabilities	$393,469	$380,658
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
As of December 29, 2024, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and foreign net deferred tax assets are more likely than not to be realized. As of December 29, 2024, the Company’s valuation allowance is $86.3 million, of which $10.6 million relates to our Europe operations, $0.3 million relates to our Mexico operations, $50.9 million relates to Onix Investments UK Limited, Sandstone Holdings Sàrl and Arkose Investments ULC, indirect subsidiaries of Pilgrim’s, $11.9 million relates to our Puerto Rico operations, $11.8 million relates to U.S. foreign tax credits and $0.8 million relates to state net operating losses.

	Beginning Balance	Additions	Deductions	Ending Balance
	(In thousands)
Valuation allowance
2024	$88,460	$637	$(2,840)	$86,257
2023	64,361	25,296	(1,197)	88,460
2022	24,261	43,188	(3,088)	64,361
As of December 29, 2024, the Company had federal and state net operating loss carry forwards of approximately $48.4 million that begin to expire in 2025. The Company also had Mexico net operating loss carry forwards as of December 29, 2024 of approximately $0.8 million that begin to expire in 2028. The Company also had U.K. net operating loss carry forwards as of December 29, 2024 of approximately $177.2 million that may be carried forward indefinitely.
As of December 29, 2024, the Company had approximately $5.4 million of state tax credit carry forwards that begin to expire in 2025.
For the years ended December 29, 2024 and December 31, 2023, there is a tax effect of $(9.4) million and $(2.1) million, respectively, reflected in other comprehensive loss.
For the years ended December 29, 2024 and December 31, 2023, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to stock-based compensation. See “Note 1. Business and Summary of Significant Accounting Policies” for additional information.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 29, 2024	December 31, 2023
	(In thousands)
Unrecognized tax benefits, beginning of year	$37,565	$27,585
Increase as a result of tax positions taken during prior years	—	17,415
Decrease for lapse in statute of limitations	(8,300)	(7,201)
Decrease for tax positions of prior years	(296)	(234)
Unrecognized tax benefits, end of year	$28,969	$37,565
Included in unrecognized tax benefits of $29.0 million as of December 29, 2024, was $15.1 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 29, 2024, the Company had recorded a liability of $7.6 million for interest and penalties. During 2024, accrued interest and penalty amounts related to uncertain tax positions increased by $1.7 million.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and several foreign locations including Mexico, the U.K., the Republic of Ireland. With few exceptions, the Company is no longer subject to examinations by taxing authorities for years prior to 2020 in U.S. federal, state and local jurisdictions, for years prior to 2010 in Mexico, and for years prior to 2017 in the U.K.
The Company has a tax sharing agreement with JBS USA Holdings effective for tax years beginning 2010. There was no tax sharing receivable or payable accrued for the 2024 tax year.
13.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	December 29, 2024	December 31, 2023
		(In thousands)
Senior notes payable, net of discount, at 6.875%	2034	$491,329	$490,408
Senior notes payable, net of discount, at 6.25%	2033	974,381	993,595
Senior notes payable at 3.50%	2032	900,000	900,000
Senior notes payable, net of discount, at 4.25%	2031	850,342	992,711
U.S. Credit Facility (defined below) at SOFR plus 1.35%	2028	—	—
Europe Credit Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.35%	2026	—	—
Live Oak CHP Project PACE Loan 5.15%	2053	20,599	—
Finance lease obligations	Various	1,792	2,486
Long-term debt		3,238,443	3,379,200
Less: Current maturities of long-term debt		(858)	(674)
Long-term debt, less current maturities		3,237,585	3,378,526
Less: Capitalized financing costs		(31,472)	(37,685)
Long-term debt, less current maturities, net of capitalized financing costs		$3,206,113	$3,340,841
The future minimum principal payments due in each of the next five fiscal years subsequent to the year ended December 29, 2024, related to the Live Oak CHP Project PACE Loan discussed below, are $0.1 million. See “Note 3. Leases” for future minimum payments of finance lease obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bond Repurchase Program
On May 1, 2024, the Board approved a bond repurchase program which authorizes the Company to buyback $200.0 million of the Company’s outstanding senior notes. Under the program, the Company has repurchased $144.3 million of outstanding principal of the Senior Notes due 2031 and $20.0 million of outstanding principal of the Senior Notes due 2033, resulting in gross realized gains of $13.8 million in the year ended December 29, 2024. The gross realized gains on early extinguishment of debt are recognized as a reduction in interest expense. The original discount and capitalized financing costs of $1.1 million and $1.2 million associated with the amounts repurchased, respectively, are partially offsetting the gross gains on early extinguishment of debt, along with a nominal amount of transaction fees.
U.S. Senior Notes
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
The Senior Notes due 2031 are governed by, and were issued pursuant to, an indenture dated as of April 8, 2021 by and among the Company, its guarantor subsidiaries and Regions Bank, as trustee (the “April 2021 Indenture”). The April 2021 Indenture provides, among other things, that the Senior Notes due 2031 bear interest at a rate of 4.25% per annum payable semi-annually on April 15 and October 15 of each year. From and including October 15, 2026, the interest rate payable on the notes shall be increased to 4.50% per annum unless the Company has notified the trustee at least 30 days prior to October 15, 2026 that in respect of the year ending December 31, 2025, (1) the Company’s greenhouse gas emissions intensity reduction target of 17.679% by December 31, 2025 from a 2019 baseline (the “Sustainability Performance Target”) has been satisfied and (2) the satisfaction of the Sustainability Performance Target has been confirmed by a qualified provider of third-party assurance or attestation services appointed by the Company to review the Company’s statement of the greenhouse gas emissions intensity in accordance with its customary procedures.
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
U.S. Senior Notes Due 2033
On April 19, 2023, the Company completed a sale of $1.0 billion aggregate principal amount of its 6.25% unsecured, registered senior notes due 2033 (“Senior Notes due 2033”). The Company used the net proceeds to repay the term loans and the outstanding balance under the U.S. Credit Facility as defined below. The remaining proceeds were used for general corporate purposes, including repaying existing debt. The issuance price of this offering to the public was 99.312%, which created gross proceeds of $993.1 million before transaction costs. The $6.9 million discount will be amortized over the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
remaining life of the Senior Notes due 2033. The Senior Notes due 2033 bear interest at a rate of 6.25% per annum from the date of issuance until maturity, payable semiannually on January 1 and July 1 of each year, commencing on January 1, 2024.
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
U.S. Credit Facility
On October 4, 2023, the Company and certain of the Company’s subsidiaries entered into a Revolving Syndicated Facility Agreement (the “U.S. Credit Facility”) with CoBank, ACB as administrative agent and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $850 million. The loan commitment matures on October 4, 2028. The U.S. Credit Facility is unsecured and will be used for general corporate purposes. Outstanding borrowings under the U.S. Credit Facility bear interest at a per annum rate equal to either the Secured Overnight Financing Rate (“SOFR”) or the prime rate plus applicable margins based on the Company’s credit ratings. As of December 29, 2024, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $24.2 million and $825.8 million , respectively, and there were no outstanding borrowings under this agreement.
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
Europe Credit Facility
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “Europe Credit Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Europe Credit Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the current Sterling Overnight Index Average (“SONIA”) interest rate plus 1.25%. All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of December 29, 2024, both the U.S. dollar-equivalent loan commitment and borrowing availability were $188.6 million and there were no outstanding borrowings under this agreement.
The Europe Credit Facility contains representations and warranties, covenants, indemnities and conditions, in each case, that the Company believes are customary for transactions of this type. Pursuant to the terms of the agreement, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Mexico Credit Facility
On August 15, 2023, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA México as lender. The loan commitment under the Mexico Credit Facility is Mex$1.1 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to The Interbank Equilibrium Interest (“TIIE”) rate plus 1.35%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on August 15, 2026. As of December 29, 2024, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $54.6 million. As of December 29, 2024, there were no outstanding borrowings under the Mexico Credit Facility. The Company is currently in compliance with the covenants under the Mexico Credit Facility.
Live Oak CHP Project PACE Loan
On October 10, 2022, the Company entered into a property assessed clean energy (“PACE”) financing program, required by Section 15 of the Property Assessed Clean Energy Act to fund various energy projects, with the city of Live Oak, Florida. The loan bears interest at 5.15%, and is secured by a special assessment on the property. The repayment of the loan is assessed and amortized over a 30-year term, payable in equal annual installments including principal, interest, and assessment administrative fees at the same time and in the same installments as the general taxes on the property. As of December 29, 2024, there were $20.6 million of outstanding principal under the Live Oak CHP Project PACE Loan.
14.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss (“AOCL”)
The following tables provide information regarding the changes in AOCL during 2024 and 2023:

	2024
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(114,850)	$(1,914)	$(59,714)	$(5)	$(176,483)
Other comprehensive income (loss) before reclassifications	(222,393)	1,767	12,062	45	(208,519)
Amounts reclassified from accumulated other comprehensive loss to net income	—	(1,849)	17,000	(62)	15,089
Currency translation	—	(11)	(376)	—	(387)
Net current year other comprehensive income (loss)	(222,393)	(93)	28,686	(17)	(193,817)
Balance, end of year	$(337,243)	$(2,007)	$(31,028)	$(22)	$(370,300)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023
	Gains (Losses) Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Gains (Losses) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(269,825)	$(1,162)	$(65,447)	$(14)	$(336,448)
Other comprehensive income (loss) before reclassifications	154,975	(2,579)	5,437	(124)	157,709
Amounts reclassified from accumulated other comprehensive loss to net income	—	1,813	807	133	2,753
Currency translation	—	14	(511)	—	(497)
Net current year other comprehensive income (loss)	154,975	(752)	5,733	9	159,965
Balance, end of year	$(114,850)	$(1,914)	$(59,714)	$(5)	$(176,483)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(a)		Affected Line Item in the Consolidated Statements of Income
	2024	2023
	(In thousands)
Realized gain (loss) on settlement of foreign currency derivatives classified as cash flow hedges	$1,367	$(1,816)	Net sales
Realized gain (loss) on settlement of foreign currency derivatives classified as cash flow hedge	482	3	Cost of sales
Realized gain (loss) on sale of securities	82	(175)	Interest income
Realized loss on settlement of pension obligation from plan termination(b)	(21,714)	—	Miscellaneous, net
Amortization of pension and other postretirement plan actuarial losses(b)	(816)	(1,065)	Miscellaneous, net
Total before tax	(20,599)	(3,053)
Tax benefit	5,510	300
Total reclassification for the period	$(15,089)	$(2,753)
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
Restrictions on Dividends
The U.S. Credit Facility and the indentures governing the Company’s senior notes have currently no restrictions on dividends. Under certain triggering events, the U.S. Credit Facility may limit the Company’s ability to declare and pay dividends. Additionally, the Europe Credit Facility, under certain triggering events, may restrict MPH(E) and other Pilgrim’s entities located in the U.K. and Republic of Ireland to, among other things, make payments and distributions to the Company.
15.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $56.9 million, $32.0 million and $30.9 million in 2024, 2023 and 2022, respectively. The expenses recognized in 2024 include $21.7 million of loss recognized on the settlement of the terminated GK and Union pension plans, defined below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company used a year-end measurement date of December 29, 2024 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
Qualified Defined Benefit Pension Plans
The Company sponsored four qualified defined benefit pension plans named the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”), the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan (the “Tulip Plan”) and the Geo Adams Group Pension Fund (the “Geo Adams Plan” and, together with the Tulip Plan, the “Europe Plans”). The Union Plan covers certain locations or work groups within PPC. The GK Pension Plan covers certain eligible U.S. employees who were employed at locations that the Company purchased through its acquisition of Gold Kist in 2007. Participation in the GK Pension Plan was frozen as of February 8, 2007 for all participants with the exception of terminated vested participants who are or may become permanently and totally disabled. The plan was frozen for that group as of March 31, 2007. The Europe Plans cover certain eligible active and former Europe employees who were employed at locations that the Company purchased through its acquisition of Tulip in 2019. Participation in the Tulip Plan was frozen as of October 31, 2007 and participation in the Geo Adams Plan was frozen as of September 5, 2008.
During 2024, the Company executed a termination of its Union and GK Pension Plans. Under the plan terminations, participants were offered a lump-sum buyout or an annuity placement buyout. As a result, the Company settled $99.6 million of outstanding benefit obligations and recognized a $21.7 million loss on settlement during the year ended December 29, 2024. The loss was recognized in Miscellaneous, net on the Consolidated Statement of Income. Assets of the pension plans were liquidated and funds from liquidation were used to settle the obligations.
Nonqualified Defined Benefit Pension Plans
The Company sponsors two nonqualified defined benefit retirement plans named the Former Gold Kist Inc. Supplemental Executive Retirement Plan (the “SERP Plan”) and the Former Gold Kist Inc. Directors’ Emeriti Retirement Plan (the “Directors’ Emeriti Plan”). Pilgrim’s Pride assumed sponsorship of the SERP Plan and Directors’ Emeriti Plan through its acquisition of Gold Kist in 2007. The SERP Plan provides benefits on compensation in excess of certain U.S. Internal Revenue Code limitations to certain former executives with whom Gold Kist negotiated individual agreements. Benefits under the SERP Plan were frozen as of February 8, 2007. The Directors’ Emeriti Plan provides benefits to former Gold Kist directors.
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
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Change in projected benefit obligation	(In thousands)
Projected benefit obligation, beginning of year	$237,508	$236,147	$1,160	$1,169
Interest cost	10,764	11,322	53	54
Actuarial (gains) losses	(20,783)	238	(39)	(21)
Benefits paid	(12,671)	(17,072)	(30)	(42)
Curtailments and settlements	(99,635)	—	—	—
Currency translation (gain) loss	(1,453)	6,873	—	—
Projected benefit obligation, end of year	$113,730	$237,508	$1,144	$1,160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Change in plan assets	(In thousands)
Fair value of plan assets, beginning of year	$225,451	$210,133	$—	$—
Actual return on plan assets	5,842	17,709	—	—
Contributions by employer	6,831	8,570	30	42
Benefits paid	(12,671)	(17,072)	(30)	(42)
Curtailments and settlements	(99,635)	—	—	—
Expenses paid from assets	(320)	(327)	—	—
Currency translation gain (loss)	(1,572)	6,438	—	—
Fair value of plan assets, end of year	$123,926	$225,451	$—	$—

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Funded status	(In thousands)
Overfunded (unfunded) benefit obligation, end of year	$10,196	$(12,057)	$(1,144)	$(1,160)

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Amounts recognized in the Consolidated Balance Sheets as of end of year	(In thousands)
Long-term assets	$11,829	$—	$—	$—
Total assets	$11,829	$—	$—	$—

Current liabilities	$(205)	$(7,717)	$(201)	$(187)
Long-term liabilities	(1,428)	(4,340)	(943)	(973)
Total liabilities	$(1,633)	$(12,057)	$(1,144)	$(1,160)

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Amounts recognized in accumulated other comprehensive loss at end of year	(In thousands)
Net actuarial loss (gain)	$2,063	$40,487	$(126)	$(87)
The accumulated benefit obligation for the Company’s defined benefit pension plans was $113.7 million and $237.5 million as of December 29, 2024 and December 31, 2023, respectively. As of December 29, 2024, the weighted average duration of our defined benefit obligation is 17.5 years.
Net Periodic Benefit Costs
Net benefit costs include the following components:

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
	(In thousands)
Interest cost	$10,764	$11,322	$6,777	$53	$54	$23
Estimated return on plan assets	(11,106)	(10,393)	(10,298)	—	—	—
Settlement loss	21,714	—	1,591	—	—	—
Expenses paid from assets	320	327	337	—	—	—
Amortization of net loss	798	1,048	1,364	—	—	—
Amortization of past service cost	18	17	17	—	—	—
Net cost (income)	$22,508	$2,321	$(212)	$53	$54	$23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Benefit obligation
Discount rate	4.68%	4.81%	5.04%	5.30%	5.06%	5.16%
Net pension and other postretirement cost
Discount rate	4.56%	4.93%	3.67%	5.06%	5.16%	2.38%
Expected return on plan assets	6.17%	4.95%	4.68%	NA	NA	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The discount rate assumptions used to determine future pension obligations at December 29, 2024 and December 31, 2023 were based on the Empower Above Mean Curve, which was designed by Empower to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The Empower Above Mean Curve represents a series of annual discount rates from bonds with an AA minimum average credit quality rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. The discount rate assumptions used to determine future pension obligations for the Europe pension plans at December 29, 2024 and December 31, 2023 were based on corporate bond spot yield curves provided by Merrill Lynch. Merrill Lynch bases this calculation entirely on AA1-AA3 rated bonds. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of December 29, 2024 and December 31, 2023, the U.S. pension and other postretirement benefit plans used variations of the Pri-2012 mortality table. The MP-2021 mortality improvement scale was used for 2024 and 2023. As of December 29, 2024 and December 31, 2023, the Europe pension plans used variations of the AxC00 mortality table in combination with the CMI_2023 Sk=7.0 and CMI_2022 Sk=7.0 mortality improvement scales for 2024 and 2023, respectively, for pre-retirement employees and the S3PMA and S3PFA_M mortality tables in combination with the CMI_2023 Sk=7.0 and CMI_2022 Sk=7.0 mortality improvement scales for 2024 and 2023, respectively, for postretirement employees.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(3,044)	$3,205
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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024	2023
Cash and cash equivalents	21%	2%
Pooled separate accounts for the Union Plan(a):
Equity securities	—%	2%
Fixed income securities	—%	2%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Equity securities	—%	25%
Fixed income securities	3%	15%
Real estate	—%	2%
Pooled separate accounts for the U.K. Plans(a):
Equity securities	30%	29%
Fixed income funds	24%	1%
Liability driven investments	10%	15%
Real estate	12%	7%
Total assets	100%	100%
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
Absent regulatory or statutory limitations, the target asset allocation for the investment of pension assets in the PSAs for the Europe Plans is 21% overseas equity, 21% diversified alternatives, 15% real estate, 24% equity-linked liability driven investments, 11% other liability driven investments and 8% cash for the Tulip Pension Plan; and 23% global equities, 11% equity-linked liability driven investments, 15% liability driven investments, 16% corporate bonds and 35% cash for the Geo Adams Group Pension Fund. The plans only invest in fixed income and equity instruments for which there is a readily available public market. The Company develops its expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which its plans invest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 29, 2024 and December 31, 2023:

	2024				2023
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$26,479	$—	$—	$26,479	$5,394	$—	$—	$5,394
PSAs for the Union Plan:
Large U.S. equity funds(d)	—	—	—	—	—	2,123	—	2,123
Small/Mid U.S. equity funds(e)	—	—	—	—	—	1,133	—	1,133
International equity funds(f)	—	—	—	—	—	1,654	—	1,654
Fixed income funds(g)	—	70	—	70	—	3,640	—	3,640
Real estate(h)	—	—	—	—	—	437	—	437
PSAs and CCTs for the GK Pension Plan:
Large U.S. equity funds(d)	—	—	—	—	—	27,516	—	27,516
Small/Mid U.S. equity funds(e)	—	—	—	—	—	13,991	—	13,991
International equity funds(f)	—	—	—	—	—	13,751	—	13,751
Fixed income funds(g)	—	3,152	—	3,152	—	34,111	—	34,111
Real estate(h)	—	—	—	—	—	5,174	—	5,174
PSAs for the Europe Plans:
Large U.S. equity funds(d)	—	11,761	—	11,761	—	29,648	—	29,648
International equity funds(f)	—	25,575	—	25,575	—	36,507	—	36,507
Fixed income funds(g)	—	29,715	—	29,715	—	3,376	—	3,376
Real estate(h)	—	15,442	—	15,442	—	14,985	—	14,985
Liability driven investments(i)	—	11,732	—	11,732	—	32,011	—	32,011
Total assets	$26,479	$97,447	$—	$123,926	$5,394	$220,057	$—	$225,451
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
Benefit Payments
The following table reflects the benefits as of December 29, 2024 expected to be paid through 2034 from the Company’s pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company’s other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits	Other Benefits
	(In thousands)
2025	$7,332	$201
2026	7,477	182
2027	7,634	164
2028	7,866	147
2029	7,964	130
2030-2034	40,531	430
Total	$78,804	$1,254
As required by funding regulations or laws, the Company anticipates contributing $0.2 million and less than $0.2 million to its pension and other postretirement plans, respectively, during 2025.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
	(In thousands)
Net actuarial loss, beginning of year	$40,487	$48,121	$58,143	$(87)	$(66)	$118
Amortization	(816)	(1,065)	(1,381)	—	—	—
Realized loss on settlement	(21,714)	—	(1,591)	—	—	—
Actuarial loss (gain)	(20,782)	238	(106,909)	(39)	(21)	(184)
Asset loss (gain)	5,264	(7,317)	99,777	—	—	—
Currency translation (gain) loss	(376)	510	82	—	—	—
Net actuarial loss (gain), end of year	$2,063	$40,487	$48,121	$(126)	$(87)	$(66)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the Europe reportable segment for eligible Europe employees, as required by Europe law. The Company’s expenses related to its defined contribution plans totaled $32.5 million, $28.5 million and $27.0 million in 2024, 2023 and 2022, respectively.
16.    INCENTIVE COMPENSATION
The Company sponsors short-term incentive plans that provide the grant of either cash or stock-based bonus awards payable upon achievement of specified performance goals. As of December 29, 2024, the Company has accrued $87.9 million, $36.7 million and $7.8 million related to cash bonus awards that are recognized in the U.S., Europe, and Mexico reportable segments, respectively.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and liability-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). Awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). Equity-based awards are converted into shares of the Company’s common stock shortly after award vesting. Compensation cost to be recognized for an equity-based awards grant is determined by multiplying the number of awards granted by the closing price of a share of the Company’s common stock on the award grant date. Liability-based awards granted under the LTIP are converted into cash shortly after award vesting. Compensation cost to be recognized for a liability-based awards grant is first determined by multiplying the number of awards granted by the closing price of a share of PPC’s common stock on the award grant date. However, the compensation cost to be recognized is adjusted at each subsequent milestone date (i.e., forfeiture date, vesting date or financial reporting date) by multiplying the number of awards granted by the closing price of a share of PPC’s common stock on the milestone date. On May 1, 2019, the Company’s stockholders approved the Pilgrim’s Pride Corporation 2019 Long Term Incentive Plan (the “2019 LTIP”), which replaced the expiring Pilgrim’s Pride Corporation 2009 Long-Term Incentive Plan (the “2009 LTIP”). The 2019 LTIP became effective as of December 28, 2019. As of December 29, 2024, we have in reserve less than 0.1 million shares of common stock for future issuance under the 2019 LTIP.
Compensation costs and the income tax benefit recognized for our stock-based compensation arrangements are included below:

	2024	2023	2022
	(In thousands)
Equity-based awards compensation cost
Cost of sales	$2,439	$629	$959
Selling, general and administrative expense	12,975	6,958	5,904
Total cost	15,414	7,587	6,863
Income tax benefit	3,730	1,836	1,671
Net cost	$11,684	$5,751	$5,192

Liability-based awards compensation cost
Selling, general and administrative expense(a)	$(1,953)	$2,491	$1,773
Income tax benefit (expense)	(473)	603	432
Net cost(a)	$(1,480)	$1,888	$1,341
(a)During 2024, the liability-based awards in our Europe and Mexico segments for the 2023 performance year were determined to have not met the performance threshold for payout therefore the Company reversed the prior and current year recognized compensation costs related to these awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s RSU activity is included below:

	2024		2023		2022
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Equity-based RSUs
Outstanding at beginning of year	911	$22.40	993	$22.00	554	$20.40
Granted	979	26.80	324	23.67	405	23.88
Vested	(187)	21.76	(378)	22.25	(266)	23.25
Awards reinstated (forfeited)	(131)	21.70	(28)	24.99	300	23.52
Outstanding at end of year	1,572	$25.27	911	$22.40	993	$22.00

	2024		2023		2022
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Liability-based RSUs
Outstanding at beginning of year	242	$27.66	377	$23.80	574	$27.55
Granted	—	—	158	24.21	269	22.09
Vested	—	—	(196)	25.27	(139)	27.55
Forfeited	(218)	34.32	(97)	22.81	(327)	24.71
Outstanding at end of year	24	$45.92	242	$27.66	377	$23.80
(a)The milestone date fair value is either the closing price of the Company’s common stock on the grant date for equity-based awards or the closing price of a share of the Company’s common stock on the respective milestone date for cash-based liability-based awards (i.e., grant date, vesting date, forfeiture date or financial reporting date).
The total fair value of equity-based awards vested during 2024 was $7.1 million. No liability-based awards vested during 2024. The total fair values of equity-based awards and liability-based awards vested during 2023 were $9.3 million and $5.0 million, respectively.
As of December 29, 2024, the total unrecognized compensation cost related to all nonvested equity-based awards was $16.9 million. This cost is expected to be recognized over a weighted average period of 1.91 years. As of December 29, 2024, the total unrecognized compensation cost related to all nonvested liability-based awards was immaterial. This cost is expected to be recognized over a weighted average period of 0.01 years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 29, 2024 and December 31, 2023, the Company held fixed income securities, derivative assets and derivative liabilities that were required to be measured at fair value on a recurring basis. Fixed income securities consist of investments, such as money market funds and commercial paper. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	December 29, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets
Fixed income securities	$1,712,917	$—	$1,712,917	$324,947	$—	$324,947
Commodity derivative assets	6,598	—	6,598	1,202	—	1,202
Foreign currency derivative assets	755	—	755	175	—	175
Sales contract derivative assets	—	—	—	—	960	960
Liabilities
Commodity derivative liabilities	(2,494)	—	(2,494)	(17,118)	—	(17,118)
Foreign currency derivative liabilities	(1,397)	—	(1,397)	(723)	—	(723)
Sales contract derivative liabilities	—	(778)	(778)	—	—	—
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
In addition to the fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods or significant assumptions from prior periods are also required to be disclosed.There were no changes to methods or significant assumptions from prior periods.
The carrying amounts and estimated fair values of our debt obligations recorded in the Consolidated Balance Sheets consisted of the following:

	December 29, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	(900,000)	(777,033)	(900,000)	(760,203)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(850,342)	(789,304)	(992,711)	(902,650)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(974,381)	(1,001,178)	(993,595)	(1,029,020)
Fixed-rate senior notes payable at 6.875%, at Level 2 inputs	(491,329)	(533,650)	(490,408)	(540,230)
Live Oak CHP Project Pace Loan 5.15%, at level 3 inputs	(20,599)	(18,569)	—	—
See “Note 13. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
prices and are included in the line item Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The fair values of the Company’s Level 2 fixed-rate debt obligations were based on the quoted market price at December 29, 2024 or December 31, 2023, as applicable.
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
The following table provides a summary of our estimates of timelines and costs associated with these restructuring initiatives by major type of cost:

	Moy Park	Pilgrim’s Pride Ltd. 2022	Pilgrim’s Pride Ltd. 2024	Pilgrim’s Food Masters 2022	Pilgrim’s Food Masters 2023	Pilgrim’s Food Masters 2024	Pilgrim’s Europe Central	Total
	(In thousands)
Earliest implementation date	October 2022	November 2022	September 2024	December 2022	October 2023	April 2024	January 2024
Expected predominant completion date	June 2023	July 2023	December 2024	July 2023	March 2024	March 2025	June 2025
Costs incurred and expected to be incurred:
Employee-related costs	$11,103	$20,283	$1,531	$14,490	$3,027	$19,628	$43,236	$113,298
Asset impairment costs	3,481	15,938	—	4,141	—	10,808	1,824	36,192
Contract termination costs	248	144	—	—	—	846	1,747	2,985
Other exit and disposal costs(a)	6,135	7,735	185	6,330	—	9,935	3,807	34,127
Total exit and disposal costs(b)	$20,967	$44,100	$1,716	$24,961	$3,027	$41,217	$50,614	$186,602
Costs incurred since earliest implementation date:
Employee-related costs	$11,103	$20,283	$1,531	$14,490	$3,027	$19,628	$27,956	$98,018
Asset impairment costs	3,481	15,938	—	4,141	—	10,808	1,824	36,192
Contract termination costs	248	144	—	—	—	846	1,747	2,985
Other exit and disposal costs(a)	6,135	7,735	185	6,330	—	9,453	1,166	31,004
Total exit and disposal costs	$20,967	$44,100	$1,716	$24,961	$3,027	$40,735	$32,693	$168,199
(a)Comprised of other costs directly related to the restructuring initiatives including Moy Park flock depletion, the write-off of Pilgrim’s Pride Ltd. prepaid maintenance costs and Pilgrim’s Food Masters consulting fees.
(b)All costs, except for asset impairment costs, are estimated to result in cash outlays.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2024, the Company recognized the following expenses and paid the following cash related to each restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Moy Park	$(105)	$869
Pilgrim’s Pride Ltd. 2022	18,349	3,166
Pilgrim’s Pride Ltd. 2024	1,717	1,512
Pilgrim’s Food Masters 2022	—	1,598
Pilgrim’s Food Masters 2023	—	2,139
Pilgrim’s Food Masters 2024	40,735	22,172
Pilgrim’s Europe Central	32,692	26,490
Total	$93,388	$57,946
These expenses are reported in the line item Restructuring activities on the Consolidated Statements of Income.
The following table reconciles liabilities and reserves associated with each restructuring initiative from December 31, 2023 to December 29, 2024. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Consolidated Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in our Consolidated Balance Sheets.

	Moy Park
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 29, 2024
	(In thousands)
Asset impairment	$—	$5	$(5)	$—	$—
Other charges	2,644	(110)	(722)	(28)	1,784
Contract termination	144	—	(147)	3	—
Total	$2,788	$(105)	$(874)	$(25)	$1,784

	Pilgrim’s Pride Ltd. 2022
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 29, 2024
	(In thousands)
Employee retention benefits	$35	$(34)	$—	$(1)	$—
Severance	734	220	(616)	—	338
Asset impairment	—	15,938	(15,938)	—	—
Inventory adjustments	294	141	(432)	(3)	—
Lease termination	164	253	(215)	3	205
Other charges	752	1,831	(2,550)	(5)	28
Total	$1,979	$18,349	$(19,751)	$(6)	$571

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pilgrim’s Pride Ltd. 2024
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 29, 2024
	(In thousands)
Severance	$—	$1,532	$(1,512)	$(20)	$—
Inventory adjustments	—	185	(185)	—	—
Total	$—	$1,717	$(1,697)	$(20)	$—

	Pilgrim’s Food Masters 2022
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 29, 2024
	(In thousands)
Severance	$1,281	$—	$(1,276)	$(5)	$—
Inventory adjustments	65	—	(65)	—	—
Lease termination	1,289	—	(1,284)	(5)	—
Other charges	685	—	(322)	(6)	357
Total	$3,320	$—	$(2,947)	$(16)	$357

	Pilgrim’s Food Masters 2023
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 29, 2024
	(In thousands)
Employee retention benefits	$522	$—	$(517)	$(5)	$—
Severance	1,636	—	(1,622)	(14)	—
Total	$2,158	$—	$(2,139)	$(19)	$—

	Pilgrim’s Food Masters 2024
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 29, 2024
	(In thousands)
Employee retention benefits	$—	$2,850	$(2,768)	$(6)	$76
Severance	—	16,778	(15,237)	79	1,620
Asset impairment	—	10,808	(10,808)	—	—
Inventory adjustments	—	403	(403)	—	—
Lease termination	—	846	(548)	(8)	290
Other charges	—	9,050	(4,167)	(96)	4,787
Total	$—	$40,735	$(33,931)	$(31)	$6,773

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pilgrim’s Europe Central
	Liability or reserve as of December 31, 2023	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 29, 2024
	(In thousands)
Employee retention benefits	$—	$12	$(12)	$—	$—
Severance	—	27,944	(25,004)	(117)	2,823
Asset impairment	—	1,824	(1,824)	—	—
Inventory adjustments	—	93	—	(2)	91
Lease termination	—	8	(8)	—	—
Other charges	—	1,064	(992)	(5)	67
Contract termination	—	1,747	(482)	(42)	1,223
Total	$—	$32,692	$(28,322)	$(166)	$4,204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Sales to related parties
JBS USA Food Company(a)	$28,230	$27,687	$24,224
JBS Chile Ltd.	3,143	1,733	595
Other related parties	1,960	6,383	5,128
Total sales to related parties	$33,333	$35,803	$29,947

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$159,264	$185,258	$156,452
Seara Meats B.V.	28,170	28,828	44,364
Penasul UK LTD	10,670	13,932	13,516
JBS Asia CO Limited	6,248	4,953	7,762
Other related parties	2,130	7,168	1,476
Total cost of goods purchased from related parties	$206,482	$240,139	$223,570

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$121,962	$156,439	$91,568
Other related parties	—	15	97
Total expenditures paid by related parties	$121,962	$156,454	$91,665

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$14,593	$22,734	$53,065
Other related parties	—	5	5,514
Total expenditures paid on behalf of related parties	$14,593	$22,739	$58,579

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Other related party transactions
Capital distribution (contribution) under tax sharing agreement	$—	$(1,425)	$1,592

	December 29, 2024	December 31, 2023
	(In thousands)
Accounts receivable from related parties
JBS USA Food Company(a)	$1,727	$967
JBS Chile Ltd.	725	585
Other related parties	156	226
Total accounts receivable from related parties	$2,608	$1,778

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 29, 2024	December 31, 2023
	(In thousands)
Accounts payable to related parties
JBS USA Food Company(a)	$5,424	$34,038
Seara Meats B.V.	4,861	2,252
JBS Asia Co Limited	4,023	2,254
Penasul UK LTD	714	2,187
Other related parties	235	523
Total accounts payable to related parties	$15,257	$41,254
(a)The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of December 29, 2024, goods purchased and in transit from JBS USA were $1.6 million and not reflected on our Consolidated Balance Sheets.
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
20.    REPORTABLE SEGMENTS
The Company operates in three reportable segments: U.S., Europe and Mexico. The Company’s reportable segments are identified by a combination of factors, including geographic area, regulatory environment, economic environment and product portfolios. Each reportable segment is managed separately through a local management team. The results of each operating, or reportable, segment are provided to the chief operating decision maker (“CODM”) on a regular basis. The Company’s CODM is the President and Chief Executive Officer. The information provided to the CODM at the operating segment level is then used to assess performance and make decisions regarding allocation of key resources. The CODM primarily measures segment profit and evaluates performance based on operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
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
The Europe reportable segment processes primarily fresh chicken, pork products, lamb products, specialty meats, ready meals and other prepared foods that are sold to foodservice, retail and direct to consumer customers. The segment’s primary distribution is through retailers, foodservice distributors and restaurants.
The chicken products processed by the Mexico reportable segment are sold to foodservice, retail and frozen entrée customers. The segment’s primary distribution is through retailers, foodservice distributors and restaurants.
Additional information regarding reportable segments is as follows:

	Year Ended
	December 29, 2024(a)	December 31, 2023(b)	December 25, 2022(c)
	(In thousands)
Net sales
U.S.	$10,629,929	$10,027,742	$10,748,350
Europe	5,136,747	5,203,322	4,874,738
Mexico	2,111,615	2,131,153	1,845,289
Total net sales	$17,878,291	$17,362,217	$17,468,377
(a)For the year 2024, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $121.6 million. These sales consisted of fresh products, prepared products and grain and are eliminated in our consolidation.
(b)For the year 2023, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $370.1 million. These sales consisted of fresh products, prepared products, eggs and grain and are eliminated in our consolidation..
(c)For the year 2022, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $120.9 million. These sales consisted of fresh products, prepared products and grain and are eliminated in our consolidation. For the year 2022, the Europe reportable segment had intercompany sales of eggs to the U.S. reportable segment of $5.3 million, which were eliminated in our consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Cost of sales
U.S.	$9,065,837	$9,505,258	$9,312,445
Europe	4,675,080	4,828,623	4,634,066
Mexico	1,824,607	1,909,721	1,710,117
Eliminations	—	214	(54)
Total cost of sales	$15,565,524	$16,243,816	$15,656,574

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Gross profit
U.S.	$1,564,092	$522,484	$1,435,905
Europe	461,667	374,699	240,672
Mexico	287,008	221,432	135,172
Eliminations	—	(214)	54
Total gross profit	$2,312,767	$1,118,401	$1,811,803

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Selling, general administrative expenses
U.S.	$451,091	$283,590	$341,880
Europe	198,586	202,203	211,140
Mexico	63,633	65,977	51,722
Total SG&A expenses	$713,310	$551,770	$604,742

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Restructuring activities charges
Europe	$93,388	$44,345	$30,466

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Operating income
U.S.	$1,113,001	$238,894	$1,094,025
Europe	169,693	128,151	(934)
Mexico	223,375	155,455	83,450
Eliminations	—	(214)	54
Total operating income	$1,506,069	$522,286	$1,176,595

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Reconciliation of profit or loss (segment operating income)
Total segment operating income	$1,506,069	$522,286	$1,176,595
Interest expense, net of capitalized interest	161,175	202,272	152,672
Interest income	(72,666)	(35,651)	(9,028)
Foreign currency transaction losses (gains)	(10,025)	20,570	30,817
Miscellaneous, net	15,316	(30,127)	(23,339)
Income before income taxes	1,412,269	365,222	1,025,473
Income tax expense	325,046	42,905	278,935
Net income	$1,087,223	322,317	$746,538

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Interest expense
U.S.	$166,002	$208,000	$148,720
Europe	2,237	1,728	2,422
Mexico	1,191	558	1,530
Eliminations	(8,255)	(8,014)	—
Total interest expense	$161,175	$202,272	$152,672

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Interest income
U.S.	$32,218	$13,987	$4,779
Europe	16,233	4,656	296
Mexico	32,470	25,022	3,953
Eliminations	(8,255)	(8,014)	—
Total interest income	$72,666	$35,651	$9,028

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Income tax expense (benefit)
U.S.	$237,550	$(5,848)	$220,245
Europe	10,750	23,378	8,290
Mexico	76,746	25,375	50,400
Total income tax expense (benefit)	$325,046	$42,905	$278,935

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Depreciation and amortization
U.S.	$270,618	$255,052	$244,617
Europe	140,993	142,190	134,374
Mexico	22,011	22,658	24,119
Total	$433,622	$419,900	$403,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Capital expenditures(a)
U.S.	$336,973	$417,919	$343,825
Europe	91,177	109,590	114,330
Mexico	30,306	30,244	28,955
Total	$458,456	$557,753	$487,110
(a)Capital expenditures incurred include those that were paid out in cash and those that are still outstanding in accounts payable as of December 29, 2024.

	December 29, 2024	December 31, 2023
	(In thousands)
Total assets
U.S.	$7,848,510	$7,012,211
Europe	4,051,150	4,299,985
Mexico	1,172,728	1,684,711
Eliminations	(2,421,812)	(3,186,546)
Total	$10,650,576	$9,810,361

	December 29, 2024	December 31, 2023
	(In thousands)
Long-lived assets(a)
U.S.	$2,156,858	$2,085,222
Europe	979,116	1,041,857
Mexico	261,518	301,919
Eliminations	(3,888)	(3,888)
Total	$3,393,604	$3,425,110
(a)For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	(In thousands)
Net sales to customers by customer location
U.S.	$10,165,049	$9,496,709	$10,204,411
Europe	5,087,606	5,148,931	4,813,108
Mexico	2,160,490	2,180,418	1,895,658
Asia-Pacific	303,570	384,946	390,679
Canada, Caribbean and Central America	89,068	72,339	87,515
Africa	52,329	66,519	61,894
South America	20,179	12,355	15,112
Total	$17,878,291	$17,362,217	$17,468,377
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Obligations
The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, wheat and energy. As of December 29, 2024, the Company was party to outstanding purchase contracts totaling $400.7 million payable in 2025, $23.0 million payable in 2026, $1.9 million payable in 2027, $1.8 million payable in 2028 and $10.7 million payable thereafter.
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
Tax Claims and Proceedings
During 2014 and 2015, the Mexican Tax Administration Service (“SAT”) opened a review of Avícola with regard to tax years 2009 and 2010. In both instances, the SAT claims that controlled company status did not exist for certain subsidiaries because Avícola did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Comercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R.L. de C.V. (in 2010). Avícola appealed the opinion, and on January 31, 2023, the appeal as to tax year 2009 was dismissed by the Mexico Supreme Court. Accordingly, during 2023 Avícola paid $25.9 million for tax year 2009. The opinion for tax year 2010 is still under appeal. Accordingly, Avícola has an accrual of $14.4 million as of December 29, 2024 with regard to the tax year 2010.
On May 12, 2022, the SAT issued tax assessments against Pilgrim’s Pride, S. de R.L. de C.V. and Provemex Holdings, LLC in connection with PPC’s acquisition of Tyson de México. The Mexican subsidiaries of PPC filed a petition to nullify these assessments. The District Court issued a judgement on January 20, 2025, in which the court now claims that the seller owed tax due to the indirect transfer of Mexican assets in connection with the sale, and that PPC or its subsidiaries should have withheld such taxes, but also noted that only one of the assessments will proceed. PPC will appeal and will continue to defend this matter. The amount under appeal for the remaining assessment is approximately $269.5 million. No expense has been recorded for this amount at this time, and PPC have submitted an indemnification claim notice pursuant to the definitive agreement to acquire Tyson de México. There can be no assurances as to whether the indemnification claim will be successful or in what amounts.
In 2019 and 2020, the UK Revenue & Customs Authority (HMRC) opened reviews of the 2017 and 2018 tax returns of Onix Investments UK Ltd in which HMRC evaluated the deductibility of certain interest related expenses incurred by Onix Investments UK Ltd (the “Deductions”). The Deductions total $7.9 million for tax year 2017 and $32.1 million for tax year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2018. On April 12, 2024, HMRC concluded that the Deductions should be disallowed and Onix Investments UK Ltd appealed. On October 8, 2024, HMRC issued a Review Conclusion Letter affirming the prior decision to disallow the Deductions. Onix Investments UK Ltd has timely filed a Grounds of Appeal and will continue to defend this matter.
U.S. Litigation
Between September 2, 2016 and October 13, 2016, a series of federal class action lawsuits were filed with the U.S. District Court for the Northern District of Illinois (“Illinois Court”) against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws and styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 (the “Broiler Antitrust Litigation”). The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. PPC has entered into agreements to settle all claims made by the three certified classes for an aggregate total of $195.5 million, each of which has received final approval from the Illinois Court. PPC continues to defend itself against the direct-action plaintiffs as well as parties that have opted out of the class settlements (collectively, the “Broiler Opt Outs”). PPC will seek reasonable settlements with the Broiler Opt Outs where they are available. To date, we have recognized an expense of $582.5 million, including a $45.0 million incremental increase in the three months ended December 29, 2024, to cover settlements with various Broiler Opt Outs. We have recognized these settlement expenses within SG&A expense in our Consolidated Statements of Income.
Between August 30, 2019 and October 16, 2019, a series of purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (“Maryland Court”) against PPC and a number of other chicken producers, as well as Webber, Meng, Sahl & Company and Agri Stats, styled as Jien, et al. v. Perdue Farms, Inc., et al., No.19-cv-02521. The plaintiffs are a putative class of poultry processing plant production and maintenance workers (“Poultry Workers Class”) and allege that the defendants conspired to fix and depress the compensation paid to Poultry Workers Class in violation of the Sherman Antitrust Act. PPC entered into an agreement to settle all claims made by the Poultry Workers Class for $29.0 million and paid the plaintiffs this amount during 2021, though the agreement is still subject to final approval by the Maryland Court. We have recognized these settlement expenses within SG&A expense in our Consolidated Statements of Income.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and other chicken producers in the U.S. District Court for the Eastern District of Oklahoma alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. The complaint was consolidated with several subsequently filed consolidated amended class action complaints and styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033. On June 24, 2024, a settlement was reached in the amount of $100.0 million. This settlement was paid on October 28, 2024. We have recognized these settlement expenses within SG&A expense in our Consolidated Statements of Income. The incremental increase in settlement amount was recognized in the three months ended June 30, 2024. On January 7, 2025, the Court granted final approval of the Company’s settlement and dismissed the case.
On October 20, 2016, Patrick Hogan, acting on behalf of himself and a putative class of certain PPC stockholders, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers styled as Hogan v. Pilgrim’s Pride Corporation, et al., No. 16-CV-02611. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading. On December 6, 2024, the Company entered into a settlement agreement in principal with the putative class in the amount of $41.5 million, which is subject to court approval. We have recognized this expense in SG&A expense in the Consolidated Statements of Income.
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
On September 1, 2020, February 22, 2021, and October 28, 2021, the Attorneys General in New Mexico (State of New Mexico v. Koch Foods, et al., D-101-CV-2020-01891), Alaska (State of Alaska v. Agri Stats, Inc., et al., 3AN-21-04632), and Washington (State of Washington v. Tyson Foods Inc., et al., 21-2-14174-5), respectively, filed complaints against PPC and others based on allegations similar to those asserted in the Broiler Antitrust Litigation. The State of Washington settlement was paid in the second quarter of 2023 for $11.0 million. On June 24, 2024, PPC entered into a settlement with the Attorney General in New Mexico for $5.2 million. The State of New Mexico settlement was paid in the third quarter of 2024. On July 3, 2024, PPC entered into a settlement with Attorney General in Alaska for $1.25 million, and this amount was paid on July 10, 2024. These settlements were recognized in SG&A expense in our Consolidated Statements of Income in their respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 29, 2024, we employed over 61,600 people. Approximately 35.4% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2025 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
As of December 29, 2024, the aggregate carrying amount of net assets belonging to our Mexico and Europe reportable segments was $0.7 billion and $2.9 billion, respectively. As of December 31, 2023, the aggregate carrying amount of net assets belonging to our Mexico and Europe reportable segments was $1.3 billion and $3.1 billion, respectively.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 29, 2024. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 29, 2024, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 29, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
During 2024, the Company completed the first phase of a multi-year implementation of an enterprise resource planning (“ERP”) system. The implementation did not and is not expected to materially affect our internal control over financial reporting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
PPC’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2024 based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control Integrated Framework (2013). Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 29, 2024.
KPMG LLP, an independent registered public accounting firm which audited our Consolidated Financial Statements included in this Form 10-K, has issued an unqualified report on the effectiveness of the Company’s internal control over financial reporting as of December 29, 2024. That report is included in Part I, Item 8. Financial Statements and Supplementary Data, of this annual report.

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
We have adopted a Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and our Chief Financial Officer and Principal Accounting Officer. The full text of our Code of Business Conduct and Ethics is published on our website, at www.ir.pilgrims.com, under the “Corporate Governance-Documents & Charters” caption. We intend to disclose, if required, future amendments to, or waivers from, certain provisions of this Code on our website within four business days following the date of such amendment or waiver.
We have adopted an Insider Trading Policy, which applies to all directors, officers, and designated employees, including our Chief Executive Officer and our Chief Financial Officer and Principal Accounting Officer, as well as their family members or other persons with whom they have a relationship with who are subject to this policy and entities under their control. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. This policy is included in Exhibit 19 to this Annual Report on Form 10-K.
The other information required by Item 10 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan Category(a)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(b)	Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by securities holders	1,257,695	$24.64	29,935
Equity compensation plans not approved by securities holders	—	—	—
Total	1,257,695	$24.64	29,935
(a)The table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 29, 2024. For additional information concerning terms of the LTIP, see Part II. Item 8, Notes to Consolidated Financial Statements, “Note 16. Incentive Compensation” in this annual report.
(b)These amounts represent restricted stock units outstanding, but not yet vested, under the LTIP as of December 29, 2024.
The other information required by Item 12 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Kansas City, MO, Auditor Firm ID: 185.
The information required by Item 14 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.

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
(b)Exhibits
Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company. (incorporated by reference from Exhibit 3.1 of the Company's Current Form 8-K (No. 001-09273) filed on December 30, 2024).

3.2	Amended and Restated Corporate Bylaws of the Company. (incorporated by reference from Exhibit 3.2 of the Company's Current Form 8-K (No. 001-09273) filed on December 30, 2024).

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

4.4	Form of Senior 4.25% Note due 2031 (included in Exhibit 4.3).

4.5
Indenture, dated as of September 2, 2021 among the Company, as issuer, Pilgrim's Pride Corporation of West Virginia, Inc., Gold'n Plump Poultry, LLC, Gold'n Plump Farms, LLC and JFC LLC, as Guarantors, and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 2, 2021).

4.6	Form of Senior 3.50% Note due 2032 (included in Exhibit 4.5).

4.7	Description of Securities Registered Pursuant to Section 12(b) of the Exchange Act.

4.8
First Supplemental Indenture, dated as of September 22, 2022 among the Company, as issuer, Pilgrim’s Pride Corporation of West Virginia, Inc., Gold’n Plump Poultry, LLC, Gold’n Plump Farms, LLC and JFC LLC, as Guarantors, and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K (No. 001-09273) filed on September 26, 2022).

4.9
First Supplemental Indenture, dated as of September 22, 2022 among the Company, as issuer, Pilgrim’s Pride Corporation of West Virginia, Inc., Gold’n Plump Poultry, LLC, Gold’n Plump Farms, LLC and JFC LLC, as Guarantors, and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K (No. 001-09273) filed on September 26, 2022).

4.10
Indenture dated as of April 19, 2023, among the Company, the Guarantors and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K (No. 001-02973) filed on April 19, 2023).

4.11
First Supplemental Indenture dated as of April 19, 2023, among the Company, the Guarantors and the Trustee (incorporated by reference from Exhibit 4.2 of the Company's Current Report on Form 8-K (No. 001-02973) filed on April 19, 2023).

4.12	Form of Senior 6.25% Note due 2033 (included in Exhibit 4.11).

4.13
Second Supplemental Indenture, dated as of October 12, 2023, between the Company and Regions Bank, as trustee (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K (No. 001-02973) filed on October 13, 2023).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.14	Form of Senior 6.875% Note due 2034 (included in Exhibit 4.13).

10.1	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on December 30, 2009). †

10.2	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 001-09273) filed on September 10, 2012). †

10.3	2019 Pilgrim’s Pride Corporation Long-Term Incentive Plan (incorporated by reference from Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on February 21, 2020).†

10.4
Form of Stock Award Agreement under the Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2021).†

10.5
Multicurrency Revolving Facility Agreement, dated as of June 24, 2022, by and among Moy Park Holdings (Europe) Limited and other Pilgrim's subsidiaries, the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on July 28, 2022).

10.6
Revolving Syndicated Facility Agreement, dated as of October 4, 2023, by and among Pilgrim’s Pride Corporation, certain of its subsidiaries, CoBank, ACB, as administrative agent and the other lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (No. 001-02973) filed on October 10, 2023).

10.7
Revolving Line of Credit Agreement, dated as of August 15, 2023, by and among BBVA México as lender, and Pilgrim’s Pride, Sociedad de Responsabilidad Limitada de Capital Variable, as borrower (incorporated by reference from Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (No. 001-02973) filed on October 26, 2023).

10.8
Tax Sharing Agreement by and among JBS USA Food Company Holdings and Pilgrim’s Pride Corporation, dated as of December 30, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2024).

19	Insider Trading Policy.

21	Subsidiaries of Registrant.*

22.1	List of Guarantor Subsidiaries.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Clawback Policy (incorporated by reference from Exhibit 97 of the Company’s Annual Report on Form 10-K filed on February 27, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 16. Form 10-K Summary

    None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Signature	Title	Date

/s/ Gilberto Tomazoni	Chairman of the Board	February 12, 2025
Gilberto Tomazoni

/s/ Fabio Sandri	President and Chief Executive Officer	February 12, 2025
Fabio Sandri	(Principal Executive Officer)

/s/ Matthew Galvanoni	Chief Financial Officer and Chief Accounting Officer	February 12, 2025
Matthew Galvanoni	(Principal Financial Officer and Principal Accounting Officer)

/s/ Farha Aslam	Director	February 12, 2025
Farha Aslam

/s/ Joesley Mendonça Batista	Director	February 12, 2025
Joesley Mendonça Batista

/s/ Wesley Mendonça Batista	Director	February 12, 2025
Wesley Mendonça Batista

/s/ Arquimedes A. Celis	Director	February 12, 2025
Arquimedes A. Celis

/s/ Raul Padilla	Director	February 12, 2025
Raul Padilla

/s/ Wallim Cruz de Vasconcellos Junior	Director	February 12, 2025
Wallim Cruz de Vasconcellos Junior

/s/ Ajay Menon	Director	February 12, 2025
Ajay Menon

/s/ Andre Nogueira de Souza	Director	February 12, 2025
Andre Nogueira de Souza

/s/ Joanita Maria Maestri Karoleski	Director	February 12, 2025
Joanita Maria Maestri Karoleski