Form 10-Q
period 2025-03-30
PILGRIMS PRIDE CORP
filed 2025-05-01
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of April 30, 2025, was 237,123,061.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 30, 2025	December 29, 2024
	(In thousands)
Cash and cash equivalents	$2,066,782	$2,040,834
Restricted cash and restricted cash equivalents	10,685	2,324
Investment in available-for-sale securities	—	10,220
Trade accounts and other receivables, less allowance for credit losses	1,105,991	1,004,334
Accounts receivable from related parties	10,612	2,608
Inventories	1,856,305	1,783,488
Income taxes receivable	55,597	72,414
Assets held for sale	3,151	3,062
Prepaid expenses and other current assets	257,915	200,879
Total current assets	5,367,038	5,120,163
Deferred tax assets	28,519	29,483
Other long-lived assets	66,745	62,019
Operating lease assets, net	248,178	255,713
Intangible assets, net	820,275	806,234
Goodwill	1,271,690	1,239,073
Property, plant and equipment, net	3,161,314	3,137,891
Total assets	$10,963,759	$10,650,576

Accounts payable	$1,410,879	$1,411,519
Accounts payable to related parties	27,280	15,257
Revenue contract liabilities	42,412	48,898
Dividends payable	1,495,382	—
Accrued expenses and other current liabilities	919,606	1,015,504
Income taxes payable	93,328	60,097
Current maturities of long-term debt	862	858
Total current liabilities	3,989,749	2,552,133
Noncurrent operating lease liabilities, less current maturities	189,258	195,944
Long-term debt, less current maturities	3,199,746	3,206,113
Deferred tax liabilities	418,704	422,952
Other long-term liabilities	18,855	20,038
Total liabilities	7,816,312	6,397,180
Common stock	2,625	2,623
Treasury stock	(544,687)	(544,687)
Additional paid-in capital	2,001,280	1,994,259
Retained earnings	1,958,162	3,157,511
Accumulated other comprehensive loss	(284,233)	(370,300)
Total Pilgrim’s Pride Corporation stockholders’ equity	3,133,147	4,239,406
Noncontrolling interest	14,300	13,990
Total stockholders’ equity	3,147,447	4,253,396
Total liabilities and stockholders’ equity	$10,963,759	$10,650,576
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands, except per share data)
Net sales	$4,463,009	$4,361,934
Cost of sales	3,908,136	3,978,025
Gross profit	554,873	383,909
Selling, general and administrative expense	133,779	119,076
Restructuring activities	16,612	14,559
Operating income	404,482	250,274
Interest expense, net of capitalized interest	41,738	41,243
Interest income	(24,953)	(10,346)
Foreign currency transaction gains	(2,053)	(4,337)
Miscellaneous, net	(692)	(3,286)
Income before income taxes	390,442	227,000
Income tax expense	94,099	52,062
Net income	296,343	174,938
Less: Net income attributable to noncontrolling interests	310	517
Net income attributable to Pilgrim’s Pride Corporation	$296,033	$174,421

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	237,235	236,844
Effect of dilutive common stock equivalents	1,045	647
Diluted	238,280	237,491

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$1.25	$0.74
Diluted	$1.24	$0.73
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Net income	$296,343	$174,938
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	84,972	(32,490)
Derivative financial instruments designated as cash flow hedges:
Gains arising during the period	1,660	465
Reclassification to net earnings for gains realized	(10)	(1,041)
Available-for-sale securities:
Losses arising during the period	(79)	—
Income tax effect	19	—
Reclassification to net earnings for losses (gains) realized	54	(8)
Income tax effect	(13)	2
Defined benefit plans:
Gains (losses) arising during the period	(591)	4,139
Income tax effect	115	(1,054)
Reclassification to net earnings for losses (gains) realized	(80)	140
Income tax effect	20	(34)
Total other comprehensive income (loss), net of tax	86,067	(29,881)
Comprehensive income	382,410	145,057
Less: Comprehensive income attributable to noncontrolling interests	310	517
Comprehensive income attributable to Pilgrim’s Pride Corporation	$382,100	$144,540
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended March 30, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2024	262,263	$2,623	(25,142)	$(544,687)	$1,994,259	$3,157,511	$(370,300)	$13,990	$4,253,396
Net income	—	—	—	—	—	296,033	—	310	296,343
Other comprehensive income, net of tax	—	—	—	—	—	—	86,067	—	86,067
Stock-based compensation plans:
Common stock issued under compensation plans	258	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	7,023	—	—	—	7,023
Special cash dividend	—	—	—	—	—	(1,495,382)	—	—	(1,495,382)
Balance at March 30, 2025	262,521	$2,625	(25,142)	$(544,687)	$2,001,280	$1,958,162	$(284,233)	$14,300	$3,147,447

Three Months Ended March 31, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2023	261,931	$2,620	(25,142)	$(544,687)	$1,978,849	$2,071,073	$(176,483)	$13,205	$3,344,577
Net income	—	—	—	—	—	174,421	—	517	174,938
Other comprehensive income, net of tax	—	—	—	—	—	—	(29,881)	—	(29,881)
Stock-based compensation plans:
Common stock issued under compensation plans	153	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	4,744	—	—	—	4,744
Balance at March 31, 2024	262,084	$2,621	(25,142)	$(544,687)	$1,983,592	$2,245,494	$(206,364)	$13,722	$3,494,378
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Cash flows from operating activities:
Net income	$296,343	$174,938
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	104,518	103,350
Deferred income tax expense (benefit)	(10,958)	15,519
Stock-based compensation	7,023	4,744
Loan cost amortization	1,239	1,311
Loss on property disposals	900	1,842
Accretion of discount related to Senior Notes	608	649
Asset impairment	589	—
Gain on early extinguishment of debt recognized as a component of interest expense	(107)	—
Gain on equity-method investments	(1)	(2)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(91,504)	72,350
Inventories	(64,233)	114,471
Prepaid expenses and other current assets	(44,021)	(27,628)
Accounts payable, accrued expenses and other current liabilities	(118,667)	(212,807)
Income taxes	51,887	35,797
Long-term pension and other postretirement obligations	(1,414)	(1,315)
Other operating assets and liabilities	(5,311)	(12,192)
Cash provided by operating activities	126,891	271,027
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(98,274)	(108,429)
Proceeds from property disposals	1,185	2,217
Cash used in investing activities	(97,089)	(106,212)
Cash flows from financing activities:
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(3,553)	(153)
Proceeds from contribution of capital under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	—	1,425
Payments of capitalized loan costs	—	(16)
Cash provided by (used in) financing activities	(3,553)	1,256
Effect of exchange rate changes on cash and cash equivalents	8,060	(2,411)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	34,309	163,660
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	2,043,158	731,223
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,077,467	$894,883
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest food companies in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s is primarily a chicken producer, with pork and lamb operations in the U.K. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products (from its U.K. operations) to over 110 countries. Our fresh products consist of refrigerated whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork, pork ribs, and lamb products. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meatballs. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of March 30, 2025, Pilgrim’s had approximately 62,600 employees and had the capacity to process approximately 41.3 million birds per 5-day work week. Approximately 4,300 contract growers supply chicken for the Company’s operations. As of March 30, 2025, PPC had the capacity to process approximately 42,750 pigs per 5-day work week and 205 contract growers supply pigs for the Company’s U.K. operations. As of March 30, 2025, JBS S.A., through its indirect wholly-owned subsidiaries (collectively, “JBS”), beneficially owned 82.3% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 28, 2025. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2024.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2025) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The three months ended March 30, 2025 represents the period from December 30, 2024 through March 30, 2025. The three months ended March 31, 2024 represents the period from January 1, 2024 through March 31, 2024.
The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
The Condensed Consolidated Financial Statements have been prepared in conformity with U.S. GAAP using management’s best estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. Significant estimates made by the Company include the allowance for credit losses, reserves related to inventory obsolescence or valuation, useful lives of long-lived assets, goodwill, identifiable intangible assets, valuation of deferred tax assets, insurance accruals, valuation of pension and other postretirement benefits obligations, income tax accruals, certain derivative positions, and valuations of acquired businesses.
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
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 30, 2025	December 29, 2024
	(In thousands)
Cash and cash equivalents	$2,066,782	$2,040,834
Restricted cash and restricted cash equivalents	10,685	2,324
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$2,077,467	$2,043,158
Recent Accounting Pronouncements Not Yet Adopted as of March 30, 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures for income taxes to enhance transparency and usefulness of income tax disclosures. The guidance requires additional disclosures for the tabular rate reconciliation, income taxes paid, and the disaggregation of domestic, federal and state, and foreign components within income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. The provisions of the new guidance are effective for annual periods beginning after December 15, 2024. The Company plans to adopt this guidance as it becomes effective and is assessing the impacts on our Consolidated Financial Statements.
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
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended March 30, 2025
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$2,214,885	$323,909	$109,165	$95,230	$2,743,189
Europe	322,054	758,678	123,861	26,936	1,231,529
Mexico	411,895	50,415	—	25,981	488,291
Total net sales	$2,948,834	$1,133,002	$233,026	$148,147	$4,463,009

	Three Months Ended March 31, 2024
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$2,113,623	$268,990	$108,798	$87,921	$2,579,332
Europe	271,148	844,996	118,451	33,308	1,267,903
Mexico	430,152	55,520	—	29,027	514,699
Total net sales	$2,814,923	$1,169,506	$227,249	$150,256	$4,361,934
(a)    Included in Other sales shown above are sales of commodity grains and protein byproducts

Additional disaggregation of revenue by sales channel is provided below:

	Three Months Ended March 30, 2025
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,543,660	$988,477	$109,165	$101,887	$2,743,189
Europe	771,854	226,544	123,861	109,270	1,231,529
Mexico(a)	124,046	226,811	—	137,434	488,291
Total net sales	$2,439,560	$1,441,832	$233,026	$348,591	$4,463,009

	Three Months Ended March 31, 2024
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,426,237	$935,249	$108,798	$109,048	$2,579,332
Europe	812,257	201,827	118,451	135,368	1,267,903
Mexico(a)	135,259	239,723	—	139,717	514,699
Total net sales	$2,373,753	$1,376,799	$227,249	$384,133	$4,361,934
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
Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 29, 2024	$48,898
Revenue recognized	(40,671)
Cash received, excluding amounts recognized as revenue during the period	34,193
Effect of exchange rates	(8)
Balance as of March 30, 2025	$42,412
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
We have generally applied the normal purchase and normal sale scope exception (“NPNS”) to our forward physical grain purchase contracts delivered by truck and to our forward physical natural gas and solar-generated power purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, amounts payable under these contracts are recorded when we take delivery of the contracted product and no amounts were recorded for the fair value of these contracts in the condensed consolidated financial statements at March 30, 2025 and December 29, 2024.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	March 30, 2025	December 29, 2024
	(In thousands)
Fair values:
Commodity derivative assets	$5,552	$6,598
Commodity derivative liabilities	(11,912)	(2,494)
Foreign currency derivative assets	1,246	755
Foreign currency derivative liabilities	(237)	(1,397)
Sales contract derivative assets	1,652	—
Sales contract derivative liabilities	—	(778)
Cash collateral posted with brokers(a)	10,685	2,324
Derivatives coverage(b):
Corn	26.4%	11.5%
Soybean meal	13.1%	9.3%
Period through which stated percent of needs are covered:
Corn	December 2025	December 2025
Soybean meal	March 2026	March 2026
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

The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended
Type of Contract (a)	March 30, 2025	March 31, 2024	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Commodity derivatives	(7,185)	(10,048)	Cost of sales
Sales contract derivatives	2,430	2,095	Net sales
Total	$(4,755)	$(7,953)
(a)Amounts represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Foreign currency derivatives	$1,673	$455

	Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended March 30, 2025		Three Months Ended March 31, 2024
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,463,009	$3,908,136	$4,361,934	$3,978,025
Impact from cash flow hedging instruments:
Foreign currency derivatives	(3)	(13)	1,041	—
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales.
At March 30, 2025, there was a $0.4 million pre-tax deferred net loss on foreign currency derivatives recorded in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred loss to earnings.

4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	March 30, 2025	December 29, 2024
	(In thousands)
Trade accounts receivable	$1,081,950	$973,820
Notes receivable from third parties	8,946	8,970
Other receivables	23,543	30,018
Receivables, gross	1,114,439	1,012,808
Allowance for credit losses	(8,448)	(8,474)
Receivables, net	$1,105,991	$1,004,334

Accounts receivable from related parties(a)	$10,612	$2,608
(a)    Additional information regarding accounts receivable from related parties is included in “Note 17. Related Party Transactions.”
Activity in the allowance for credit losses was as follows:

Three Months Ended
March 30, 2025
(In thousands)
Balance, beginning of period	$(8,474)
Provision charged to operating results	(180)
Account write-offs and recoveries	242
Effect of exchange rate	(36)
Balance, end of period	$(8,448)
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
5.     INVENTORIES
Inventories consisted of the following:

	March 30, 2025	December 29, 2024
	(In thousands)
Raw materials and work-in-process	$1,128,190	$1,069,170
Finished products	538,784	527,364
Operating supplies	75,339	77,146
Maintenance materials and parts	113,992	109,808
Total inventories	$1,856,305	$1,783,488
6.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	March 30, 2025		December 29, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$1,812,032	$1,812,058	$1,702,493	$1,702,697
Short-term investments:
Fixed income securities	—	—	10,000	10,220
Interest income during the three months ended March 30, 2025 related to the Company’s available-for-sale securities totaled $23.6 million, the gains were immaterial. Gross realized gains during the three months ended March 31, 2024 were $8.0 million. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the three months ended March 30, 2025 and March 31, 2024 that have been included in AOCI and the net amount of gains and losses reclassified out of AOCI to earnings during the three months ended March 30, 2025 and March 31, 2024 are disclosed in “Note 13. Stockholders’ Equity.”
7.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the three months ended March 30, 2025 was as follows:

	December 29, 2024	Currency Translation	March 30, 2025
	(In thousands)
U.S.	$41,936	$—	$41,936
Europe	1,097,643	32,822	1,130,465
Mexico	99,494	(205)	99,289
Total	$1,239,073	$32,617	$1,271,690
Intangible assets consisted of the following:

	December 29, 2024	Amortization	Currency Translation	March 30, 2025
	(In thousands)
Cost:
Trade names not subject to amortization	$569,357	$—	$16,610	$585,967
Trade names subject to amortization	112,016	—	1,023	113,039
Customer relationships	431,861	—	8,408	440,269
Accumulated amortization:
Trade names	(61,527)	(965)	(203)	(62,695)
Customer relationships	(245,473)	(7,025)	(3,807)	(256,305)
Intangible assets, net	$806,234	$(7,990)	$22,031	$820,275
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
At March 30, 2025, the Company assessed if events or changes in circumstances indicated that any asset group-level carrying amounts of its U.S. and Mexico intangible assets might not be recoverable. The Company will perform its annual tests of recoverability of all goodwill and trade names not subject to amortization in the fourth quarter of 2024, which if there were to be an impairment could be material.

8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	March 30, 2025	December 29, 2024
	(In thousands)
Land	$214,469	$215,305
Buildings	2,334,653	2,307,851
Machinery and equipment	4,216,986	4,137,561
Autos and trucks	134,506	130,013
Finance lease assets	4,275	4,275
Construction-in-progress	333,271	299,933
PP&E, gross	7,238,160	7,094,938
Accumulated depreciation	(4,076,846)	(3,957,047)
PP&E, net	$3,161,314	$3,137,891
The Company recognized depreciation expense of $96.5 million and $95.2 million during the three months ended March 30, 2025 and March 31, 2024, respectively.
During the three months ended March 30, 2025, the Company incurred $98.8 million on capital projects and transferred $63.5 million of completed projects from construction-in-progress to depreciable assets. During the three months ended March 31, 2024, the Company spent $99.1 million on capital projects and transferred $133.7 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures in accounts payable and accrued expenses for the periods ended March 30, 2025 and December 29, 2024 were $29.8 million and $29.2 million, respectively.
During the three months ended March 30, 2025, the Company sold certain PP&E for $1.2 million in cash and recognized a net loss of $0.9 million on these sales. During the three months ended March 31, 2024, the Company sold certain PP&E for $2.2 million in cash and recognized a net loss of $1.8 million on these sales.
The Company has closed or idled various other facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of March 30, 2025, the carrying amounts of these idled assets totaled $40.8 million based on depreciable value of $168.8 million and accumulated depreciation of $128.0 million. Idled asset values include those assets that are no longer in use as a result of the recent restructuring activities of our Europe reportable segment. During the three months ended March 30, 2025, the Company recognized an additional impairment loss on PP&E of $0.6 million incurred as a result of those restructuring activities. Additional information regarding restructuring activities is included in “Note 16. Restructuring-Related Activities.”
As of March 30, 2025, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its PP&E held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its PP&E held for use at that date.

9.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	March 30, 2025	December 29, 2024
	(In thousands)
Accounts payable:
Trade accounts payable	$1,290,513	$1,269,417
Book overdrafts	91,527	113,364
Other payables	28,839	28,738
Total accounts payable	1,410,879	1,411,519
Accounts payable to related parties(a)	27,280	15,257
Revenue contract liabilities(b)	42,412	48,898
Dividends payable(c)	1,495,382	—
Accrued expenses and other current liabilities:
Compensation and benefits	246,121	346,355
Litigation settlements(d)	109,519	111,769
Accrued sales rebates	107,977	116,439
Insurance and self-insured claims	92,796	76,025
Current maturities of operating lease liabilities	61,828	63,327
Interest and debt-related fees	56,428	65,192
Taxes	50,890	35,938
Derivative liabilities(e)	12,149	4,669
Other accrued expenses	181,898	195,790
Total accrued expenses and other current liabilities	919,606	1,015,504
Total	$3,895,559	$2,491,178
(a)    Additional information regarding accounts payable to related parties is included in “Note 17. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 2. Revenue Recognition.”
(c)    Additional information regarding dividends payable is included in "Note 13. Stockholders' Equity."
(d)    Additional information regarding litigation settlements is included in “Note 19. Commitments and Contingencies.”
(e)    Additional information regarding derivative liabilities is included in “Note 3. Derivative Financial Instruments.”
10.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for invoices that are confirmed as valid under the program from participating suppliers to a financing entity. Maturity dates are generally between 65-120 days and we pay either the supplier or the financing entity depending on the supplier’s election. We do not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. As of March 30, 2025 and December 29, 2024, the outstanding balance of confirmed invoices was $202.8 million and $152.8  million respectively and are included in Accounts Payable in the Consolidated Balance Sheets.

11.    INCOME TAXES
The Company recorded income tax expense of $94.1 million, a 24.1% effective tax rate, for the three months ended March 30, 2025 compared to income tax expense of $52.1 million, a 22.9% effective tax rate, for the three months ended March 31, 2024. The increased income tax expense in 2025 resulted primarily from the increase of profit before income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 30, 2025, the Company did not believe it had sufficient positive evidence to conclude that a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the three months ended March 30, 2025 there are immaterial tax effects reflected in other comprehensive income. For the three months ended March 31, 2024, there is a tax effect of $(1.1) million reflected in other comprehensive income.
For the three months ended March 30, 2025 and March 31, 2024, there are immaterial tax effects reflected in income tax expense due to excess tax windfalls and shortfalls related to stock-based compensation.
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
On December 30, 2024, the Company entered into a tax sharing agreement (the “Tax Sharing Agreement”) with JBS USA governing the allocation, and certain payment and reimbursement obligations of U.S. income tax liabilities and assets among the Company and its relevant U.S. corporate subsidiaries, on the one hand, and JBS USA and its relevant U.S. subsidiaries, on the other hand. The Tax Sharing Agreement is effective for each tax year beginning on or after December 30, 2024 or such other date in which PPC becomes a member of the Parent Consolidated Group (as defined in the Tax Sharing Agreement).
Starting in 2024, Pillar II legislation has come into effect in various countries, impacting multinational companies operating in these jurisdictions. As of March 30, 2025 the Company continues to monitor Pillar II legislation and guidance and has yet to accrue any top-up taxes in the Condensed Consolidated Financial Statements.
12.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	March 30, 2025	December 29, 2024
		(In thousands)
Senior notes payable, net of discount, at 6.875%	2034	$491,560	$491,329
Senior notes payable, net of discount, at 6.25%	2033	972,976	974,381
Senior notes payable at 3.50%	2032	900,000	900,000
Senior notes payable, net of discount, at 4.25%	2031	848,568	850,342
U.S. Credit Facility (defined below) at SOFR plus 1.35%	2028	—	—
Europe Credit Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.35%	2026	—	—
Live Oak CHP Project PACE Loan 5.15%	2053	18,478	20,599
Finance lease obligations	Various	1,663	1,792
Long-term debt		3,233,245	3,238,443
Less: Current maturities of long-term debt		(862)	(858)
Long-term debt, less current maturities		3,232,383	3,237,585
Less: Capitalized financing costs		(32,637)	(31,472)
Long-term debt, less current maturities, net of capitalized financing costs		$3,199,746	$3,206,113

Bond Repurchase Program
On May 1, 2024, the Board approved a bond repurchase program which permits the Company to repurchase up to an aggregate authorized amount of the Company’s outstanding senior notes. As of March 30, 2025, the authorization was for repurchases up to $200.0 million. The Board may determine to increase this authorization from time to time as it deems appropriate. Under the program, the Company has repurchased $2.0 million of outstanding principal of the Senior Notes due 2031 and $1.6 million of outstanding principal of the Senior Notes due 2033 in the three months ended March 30, 2025, resulting in immaterial gross realized gains recognized. The gross realized gains on early extinguishment of debt are recognized as a reduction in interest expense. The original discount and capitalized financing costs associated with the amounts repurchased are immaterial and are partially offsetting the gross gains on early extinguishment of debt, along with a nominal amount of transaction fees. To date under the program, the Company has repurchased $146.3 million of outstanding principal of the Senior Notes due 2031 and $21.6 million of outstanding principal of the Senior Notes due 2033.
U.S. Credit Facility
On October 4, 2023, the Company and certain of the Company’s subsidiaries entered into a Revolving Syndicated Facility Agreement (the “U.S. Credit Facility”) with CoBank, ACB as administrative agent and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $850.0 million. The loan commitment matures on October 4, 2028. The U.S. Credit Facility is unsecured and will be used for general corporate purposes. Outstanding borrowings under the U.S. Credit Facility bear interest at a per annum rate equal to either the Secured Overnight Financing Rate (“SOFR”) or the prime rate plus applicable margins based on the Company’s credit ratings. As of March 30, 2025, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $24.2 million and $825.8 million, respectively, and there were no outstanding borrowings under this agreement.
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
Europe Credit Facility
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “Europe Credit Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Europe Credit Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the current Sterling Overnight Index Average (“SONIA”) interest rate plus 1.25%. All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of March 30, 2025, both the U.S. dollar-equivalent loan commitment and borrowing availability were $194.1 million and there were no outstanding borrowings under this agreement.
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
Mexico Credit Facility
On August 15, 2023, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA México as lender. The loan commitment under the Mexico Credit Facility is Mex$1.1 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to The Interbank Equilibrium Interest (“TIIE”) rate plus 1.35%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on August 15, 2026. As of March 30, 2025, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $54.0 million. As of March 30, 2025, there were no outstanding borrowings under the Mexico Credit Facility. The Company is currently in compliance with the covenants under the Mexico Credit Facility.

13.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Three Months Ended March 30, 2025
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(337,243)	$(2,007)	$(31,028)	$(22)	$(370,300)
Other comprehensive income (loss) before reclassifications	84,972	1,673	(484)	(60)	86,101
Amounts reclassified from accumulated other comprehensive loss (income) to net income	—	(10)	(60)	41	(29)
Currency translation	—	(13)	8	—	(5)
Net current period other comprehensive income (loss)	84,972	1,650	(536)	(19)	86,067
Balance, end of period	$(252,271)	$(357)	$(31,564)	$(41)	$(284,233)

	Three Months Ended March 31, 2024
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(114,850)	$(1,914)	$(59,714)	$(5)	$(176,483)
Other comprehensive income (loss) before reclassifications	(32,490)	455	3,020	—	(29,015)
Amounts reclassified from accumulated other comprehensive loss (income) to net income	—	(1,041)	106	(6)	(941)
Currency translation	—	10	65	—	75
Net current period other comprehensive income (loss)	(32,490)	(576)	3,191	(6)	(29,881)
Balance, end of period	$(147,340)	$(2,490)	$(56,523)	$(11)	$(206,364)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 30, 2025	Three Months Ended March 31, 2024	Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	(In thousands)
Realized gains on settlement of foreign currency derivatives classified as cash flow hedges	$(3)	$1,041	Net sales
Realized losses on settlement of foreign currency derivatives classified as cash flow hedges	13	—	Cost of sales
Realized gains on sale of securities	(54)	8	Interest income
Amortization of pension and other postretirement plan actuarial losses(b)	80	(140)	Miscellaneous, net
Total before tax	36	909
Tax benefit	(7)	32
Total reclassification for the period	$29	$941
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
Special Cash Dividend
On March 13, 2025, the Company declared a special dividend of $6.30 per share, to stockholders of record as of April 3, 2025. On April 17, 2025, the Company paid that special dividend from retained earnings of approximately $1.5 billion. The Company used cash on hand to fund the special cash dividend.
14.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans in the U.K., such as the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $9.7 million and $11.2 million in the three months ended March 30, 2025 and March 31, 2024, respectively.
During 2024, the Company executed a termination of the its two U.S. pension plans, Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”) and the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”). Under the plan terminations, participants were offered a lump-sum buyout or an annuity placement buyout. Assets of the pension plans were liquidated and funds from liquidation were used to settle the obligations, which amounted to $99.6 million at time of termination.
The Company used a quarter-end measurement date of March 30, 2025 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended
	March 30, 2025		March 31, 2024
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,487	$9	$2,266	$9
Estimated return on plan assets	(1,886)	—	(2,447)	—
Expenses paid from assets	125	—	60	—
Amortization of net (gain) loss	(84)	(1)	136	—
Amortization of past service cost	4	—	4	—
Net costs (income) (a)	$(354)	$8	$19	$9
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
During the three months ended March 30, 2025, the Company contributed $1.0 million to our pension programs. We anticipate making additional contributions of approximately $3.2 million during the remainder of 2025. The Company contributed $2.2 million to our pension programs during the three months ended March 31, 2024.
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.

Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $9.4 million and $9.9 million in the three months ended March 30, 2025 and March 31, 2024, respectively.
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
As of March 30, 2025 and December 29, 2024, the Company held fixed income securities, derivative assets and derivative liabilities that were required to be measured at fair value on a recurring basis. Fixed income securities consist of investments, such as money market funds and commercial paper. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	March 30, 2025			December 29, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Fixed income securities	$1,812,058	$—	$1,812,058	$1,712,917	$—	$1,712,917
Commodity derivative assets	5,552	—	5,552	6,598	—	6,598
Foreign currency derivative assets	1,246	—	1,246	755	—	755
Sales contract derivative assets	1,652	—	1,652	—	—	—
Liabilities:
Commodity derivative liabilities	(11,912)	—	(11,912)	(2,494)	—	(2,494)
Foreign currency derivative liabilities	(237)	—	(237)	(1,397)	—	(1,397)
Sales contract derivative liabilities	—	—	—	—	(778)	(778)
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

The carrying amounts and estimated fair values of our debt obligations recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	March 30, 2025		December 29, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(900,000)	$(792,684)	$(900,000)	$(777,033)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(848,568)	(804,235)	(850,342)	(789,304)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(972,976)	(1,015,239)	(974,381)	(1,001,178)
Fixed-rate senior notes payable at 6.875%, at Level 2 inputs	(491,560)	(538,600)	(491,329)	(533,650)
Live Oak CHP Project PACE Loan at 5.15%, at Level 3 inputs	(18,478)	(18,935)	(20,599)	(18,569)
See “Note 12. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at March 30, 2025 or December 29, 2024, as applicable.
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
The following table provides a summary of our estimates of timelines and costs associated with these restructuring initiatives by major type of cost:

	Pilgrim’s Food Masters 2024	Pilgrim’s Europe Central	Total
	(In thousands)
Earliest implementation date	April 2024	January 2024
Expected predominant completion date	March 2025	June 2025
Costs incurred and expected to be incurred
Employee-related costs	$19,760	$49,202	$68,962
Asset impairment costs	10,871	1,824	12,695
Contract termination costs	855	1,747	2,602
Other exit and disposal costs (a)	10,580	3,633	14,213
Total exit and disposal costs (b)	$42,066	$56,406	$98,472
Costs incurred since earliest implementation date
Employee-related costs	$19,760	$40,144	$59,904
Asset impairment costs	10,871	1,824	12,695
Contract termination costs	855	1,747	2,602
Other exit and disposal costs (a)	10,580	3,633	14,213
Total exit and disposal costs	$42,066	$47,348	$89,414
(a)Comprised of other costs directly related to the restructuring initiatives including flock depletion, the write-off of prepaid maintenance costs, consulting fees, and costs to return leased assets to original configuration.
(b)All costs, except for asset impairment costs, are estimated to result in cash outlays.
During the three months ended March 30, 2025, the Company recognized the following expenses and paid the following cash related to each restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Pilgrim’s Food Masters 2024	$1,331	$2,951
Pilgrim’s Europe Central	14,655	1,813
Prior programs substantially complete	626	621
Total	$16,612	$5,385
These expenses are reported in the line item Restructuring activities on the Condensed Consolidated Statements of Income.
The following table reconciles liabilities and reserves associated with each restructuring initiative during the three months ended March 30, 2025. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Condensed Consolidated

Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in our Condensed Consolidated Balance Sheets. During the three months ended March 30, 2025, there were no material movements in reserves related to substantially completed programs. These programs have been excluded from the tables below.

	Pilgrim’s Food Masters 2024
	Liability or reserve as of December 29, 2024	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of March 30, 2025
	(In thousands)
Employee retention benefits	$76	$244	$(298)	$2	$24
Severance	1,620	(112)	(445)	32	1,095
Asset impairment	—	63	(63)	—	—
Inventory adjustments	—	(34)	34	—	—
Lease termination	290	6	(6)	8	298
Other charges	4,787	1,164	(2,208)	110	3,853
Total	$6,773	$1,331	$(2,986)	$152	$5,270

	Pilgrim’s Europe Central
	Liability or reserve as of December 29, 2024	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of March 30, 2025
	(In thousands)
Severance	$2,823	$12,188	$(1,813)	$365	$13,563
Inventory adjustments	91	—	—	3	94
Lease termination	—	2,042	—	56	2,098
Other charges	67	425	—	15	507
Contract termination	1,223	—	—	35	1,258
Total	$4,204	$14,655	$(1,813)	$474	$17,520

17.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Sales to related parties
JBS Toledo N.V.	$10,115	$—
JBS USA Food Company(a)	4,817	5,374
Other related parties	293	1,757
Total	$15,225	$7,131

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$36,492	$40,324
Seara Meats B.V.	26,670	5,395
Penasul UK LTD	9,658	3,530
JBS Asia Co Limited	2,268	863
Other related parties	711	498
Total	$75,799	$50,610

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$18,090	$17,771

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$4,518	$2,689

	March 30, 2025	December 29, 2024
	(In thousands)
Accounts receivable from related parties
JBS Toledo N.V.	$6,613	$—
JBS USA Food Company(a)	3,837	1,727
JBS Chile Ltda.	20	725
Other related parties	142	156
Total	$10,612	$2,608

	March 30, 2025	December 29, 2024
	(In thousands)
Accounts payable to related parties
Seara Meats B.V.	$19,381	$4,861
JBS USA Food Company(a)	3,198	5,424
JBS Asia Co Limited	2,160	4,023
Other related parties	2,541	949
Total	$27,280	$15,257
(a)The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of March 30, 2025, goods purchased and in transit from JBS USA were immaterial and not reflected on our Consolidated Balance Sheets.
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
18.    REPORTABLE SEGMENTS
The Company operates in three reportable segments: U.S., Europe, and Mexico. The Company’s reportable segments are identified by a combination of factors, including geographic area, regulatory environment, economic environment and product portfolios. Each reportable segment is managed separately through a local management team. The results of each operating, or reportable, segment are provided to the chief operating decision maker (“CODM”) on a regular basis. The Company’s CODM is the President and Chief Executive Officer. The information provided to the CODM at the operating segment level is then used to assess performance and make decisions regarding allocation of key resources. The CODM primarily measures segment profit and evaluates performance based on operating income.
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
Additional information regarding reportable segments is as follows:

	Three Months Ended
	March 30, 2025(a)	March 31, 2024(b)
	(In thousands)
Net sales
U.S.	$2,743,189	$2,579,332
Europe	1,231,529	1,267,903
Mexico	488,291	514,699
Total net sales	$4,463,009	$4,361,934
(a)In addition to the above third party sales, for the three months ended March 30, 2025, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $27.7 million. These sales consisted of fresh products, prepared products and grain.
(b)In addition to the above third party sales, for the three months ended March 31, 2024, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $47.9 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Cost of sales
U.S.	$2,355,567	$2,342,040
Europe	1,115,225	1,175,738
Mexico	437,344	460,247
Total cost of sales	$3,908,136	$3,978,025

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Gross profit
U.S.	$387,622	$237,292
Europe	116,304	92,165
Mexico	50,947	54,452
Total gross profit	$554,873	$383,909

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Selling, general administrative expenses
U.S.	$68,816	$57,875
Europe	50,621	46,490
Mexico	14,342	14,711
Total SG&A expenses	$133,779	$119,076

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Restructuring activities charges
Europe	$16,612	$14,559

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Operating income
U.S.	$318,806	$179,417
Europe	49,071	31,116
Mexico	36,605	39,741
Total operating income	$404,482	$250,274

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Reconciliation of profit or loss (segment operating income)
Total operating income	$404,482	$250,274
Interest expense, net of capitalized interest	41,738	41,243
Interest income	(24,953)	(10,346)
Foreign currency transaction gains	(2,053)	(4,337)
Miscellaneous, net	(692)	(3,286)
Income before income taxes	390,442	227,000
Income tax expense	94,099	52,062
Net income	$296,343	$174,938

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Interest expense
U.S.	$41,213	$46,335
Europe	377	494
Mexico	148	131
Eliminations	—	(5,717)
Total interest expense	$41,738	$41,243

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Interest income
U.S.	$(15,646)	$(1,749)
Europe	(2,281)	(2,477)
Mexico	(7,026)	(11,837)
Eliminations	—	5,717
Total interest income	$(24,953)	$(10,346)

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Income tax expense
U.S.	$71,012	$32,060
Europe	9,922	9,557
Mexico	13,165	10,445
Total income tax expense	$94,099	$52,062

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Depreciation and amortization
U.S.	$66,386	$62,685
Europe	33,137	35,028
Mexico	4,995	5,637
Total depreciation and amortization	$104,518	$103,350

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Capital expenditures(a)
U.S.	$71,927	$78,631
Europe	21,664	17,141
Mexico	5,199	3,296
Total capital expenditures	$98,790	$99,068
(a)Capital expenditures incurred include those that were paid out in cash and those that are still outstanding in accounts payable as of March 30, 2025.

	March 30, 2025	December 29, 2024
	(In thousands)
Total assets
U.S.	$7,986,902	$7,848,510
Europe	4,143,997	4,051,150
Mexico	1,184,975	1,172,728
Eliminations	(2,352,115)	(2,421,812)
Total assets	$10,963,759	$10,650,576

	March 30, 2025	December 29, 2024
	(In thousands)
Long-lived assets(a)
U.S.	$2,157,951	$2,156,858
Europe	992,394	979,116
Mexico	263,035	261,518
Eliminations	(3,888)	(3,888)
Total long-lived assets	$3,409,492	$3,393,604
(a)For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Net sales to customers by customer location
U.S.	$2,635,699	$2,471,216
Europe	1,212,977	1,258,620
Mexico	498,744	526,157
Asia-Pacific	75,526	71,491
Canada, Caribbean and Central America	18,188	16,158
Africa	14,882	13,672
South America	6,993	4,620
Total	$4,463,009	$4,361,934

Information regarding net sales attributable to each of our primary product lines and markets served with those products is included in "Note 2. Revenue Recognition." We based the table on our internal sales reports and their classification of products.
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
The disclosures defined or referenced in Note 21 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024 as the “Broiler Antitrust Litigation,” Hogan v., Pilgrim’s Pride Corporation et al., the Mexican Tax Administration Service’s assessments in connection with PPC’s acquisition of Tyson de México, and the U.K. Revenue & Customs Authority’s review of the 2017 and 2018 tax returns for Onix Investments UK Ltd are hereby incorporated by reference herein, as supplemented by the following disclosures:
“Broiler Antitrust Litigation”
On February 11, 2025, motions to dismiss Phase 2 of the Broiler Antitrust Litigation that had been filed by PPC and other defendants were denied. PPC will seek reasonable settlements with the Broiler Opt Outs where they are available. To date, PPC has incurred expenses of $583.8 million, including an immaterial incremental increase in the three months ended March 30, 2025 to cover settlements with various Broiler Opt Outs.
Hogan v. Pilgrim’s Pride Corporation, et al.
On February 5, 2025 the settlement agreement received preliminary court approval. During 2024, PPC accrued an expense of $41.5 million, which remains unpaid.
Mexican Tax Administration Service’s tax assessments in connection with PPC’s 2015 acquisition of Tyson de México
On February 7, 2025, the Collegiate (appellate) court issued a decision remanding the dispute to the Tax Court. On March 19, 2025, the Tax Court ruled that, for tax purposes and with respect to both assessments, the sale of the equity of

Provemex occurred on June 29, 2015, and that Provemex was a Mexican tax resident on that date. PPC appealed this ruling to the Collegiate court on April 23, 2025 and will continue to defend this matter. The amount under appeal for the assessment, including any penalties and interest, is approximately $269.5 million. No expense has been recorded for this amount at this time.
U.K. Revenue & Customs Authority’s review of the 2017 and 2018 tax returns for Onix Investments UK Ltd
On March 10, 2025, HMRC filed their Statement of Case (a preliminary summary of arguments). A case management timetable has been agreed between Onix and HMRC and will be presented to the court for approval. Onix will continue to defend this matter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. We reported net income attributable to Pilgrim’s of $296.0 million, or $1.24 per diluted common share, and income before tax totaling $390.4 million, for the three months ended March 30, 2025. These operating results included net sales of $4.5 billion, gross profit of $554.9 million and $126.9 million of cash provided by operating activities. We generated a consolidated operating margin of 9.1%. For the three months ended March 30, 2025, we generated EBITDA and Adjusted EBITDA of $511.7 million and $533.2 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
During the first quarter of 2025, global inflation levels declined though projections for the remainder of 2025 vary due to elevated policy uncertainty. U.S. inflation decreased during the first quarter of 2025 driven primarily by lower gasoline prices. The U.K. and E.U. region saw a continued decrease in inflation rate, however the U.K. labor cost index rose during the first quarter of 2025. The Russia-Ukraine war's impact on the global feed ingredient and energy markets is currently less pronounced though there remain many risks and uncertainties that may impact global markets. In Mexico, inflation increased slightly during the first quarter of 2025 partially driven by increased food prices. The peso weakened slightly against the U.S. dollar when comparing the end of first quarter of 2025 to the end of 2024.
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

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price
	(In whole dollars)				(In whole pounds sterling)
2025
First Quarter	5.02	4.36	315.8	285.9	185.6	165.0
2024
Fourth Quarter	4.54	4.01	350.0	279.5	190.5	174.0
Third Quarter	4.18	3.62	387.0	303.4	196.9	168.7
Second Quarter	4.65	3.97	386.5	328.3	202.8	165.1
First Quarter	4.67	4.00	381.2	327.8	184.5	153.7
(a)We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
U.S. commodity market prices for chicken products trended above the historical five-year average and above the prior year average through first quarter, primarily driven by rapid increases in boneless breast pricing that greatly exceeded normal seasonal movements. Per the April 2025 U.S. Department of Agriculture (or “USDA”) report on poultry slaughter, estimated industry ready-to-cook production during the first quarter of 2025 was 1.1% above prior year levels primarily due to heavier average liveweights.
During the first quarter of 2025, the U.S. chicken market experienced firm volume demand, supported by growth in the retail distribution channel and steady foodservice channel demand. The total domestic demand growth continued to outpace supply. Export volume in shipments were lower than the five-year historical average for the first quarter of 2025, though demand continues to support stable pricing for export product types. Chicken cold storage inventories ended the quarter 3.1% above prior year levels and 3% below the historical five-year average.
During the first quarter of 2025, the U.K. chicken market volume was higher than in the same quarter of the prior year. U.K. imports of European chicken are increasing slightly from strong consumer demand in the U.K., though Europe market prices have increased due to strong consumer demand in the European market. In the U.K., prices were more stable due to stable grain prices in Q1 2025 compared to Q1 2024, despite some production constraints from switching to higher welfare birds.
Commodity prices for chicken in Mexico decreased during the first quarter of 2025, though were above the average prior year prices. Market corn prices in Mexico were higher than the same quarter in the prior year though lower than the historical five-year average price levels. Soybean meal prices in Mexico decreased throughout the first quarter of 2025, but ended the quarter higher than the prior year levels.
U.K. market prices for pork products faced downward pressure throughout the first quarter of 2025 due to the price differential between U.K. and E.U. pork prices. E.U. pork prices fell this period, primarily because of a foot and mouth disease outbreak in Germany, which limited exports. To compensate, non-German pork products saw an increase.
U.K. pig production rose by approximately 6.4% in the first quarter of 2025 compared to the same period last year, according to the U.K. Agriculture and Horticulture Development Board. This increase was mainly driven by a higher pig kill rate, with increased weights having a minor impact.
Additionally, U.K. prices for pork finished products and prepared foods increased during the first quarter of 2025 due to inflationary pressures, primarily from higher feed prices, regulatory changes, and increased labor costs.
Global market prices for the remainder of the year will depend on (1) the evolution of foodservice, retail and export meat demand and (2) factors such as feed production input costs, further spread of avian influenza, or other bird diseases, both domestically and abroad, uncertainty surrounding the general economy and overall protein supply.
Special Cash Dividend
On March 13, 2025, the Company declared a special dividend of $6.30 per share, to stockholders of record as of April 3, 2025. On April 17, 2025, the Company paid that special dividend from retained earnings of approximately $1.5 billion. The Company used cash on hand to fund the special cash dividend.
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
Three Months Ended March 30, 2025 Compared to the Three Months Ended March 31, 2024
Net sales. Net sales generated in the three months ended March 30, 2025 increased $101.1 million, or 2.3%, from net sales generated in the three months ended March 31, 2024. The following table provides net sales information:

Sources of net sales	Three Months Ended March 30, 2025	Change from Three Months Ended March 31, 2024		Impact on Change from Three Months Ended March 31, 2024
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$2,743,189	$163,857	6.4%	1.9%	4.5%	—%
Europe	1,231,529	(36,374)	(2.9)%	(2.1)%	(0.1)%	(0.7)%
Mexico	488,291	(26,408)	(5.1)%	0.4%	13.8%	(19.3)%
Total net sales	$4,463,009	$101,075	2.3%
U.S. Reportable Segment. U.S. net sales generated in the three months ended March 30, 2025 increased $163.9 million, or 6.4%, from U.S. net sales generated in the three months ended March 31, 2024 primarily due to an increase in net sales per pound and an increase in sales volume of $115.8 million, or 4.5 percentage points, and $48.1 million, or 1.9 percentage points, respectively. The increase in net sales per pound was driven primarily by favorable market pricing conditions and shift in consumer demand to higher value products.
Europe Reportable Segment. Europe net sales generated in the three months ended March 30, 2025 decreased $36.4 million, or 2.9%, from Europe net sales generated in the three months ended March 31, 2024 primarily due to a decrease in sales volume, the unfavorable impact of foreign currency translation, and net sales per pound of $26.2 million, or 2.1 percentage points, $9.2 million, or 0.7 percentage points, and $1.0 million, or 0.1 percentage points, respectively. The decrease in sales volume was primarily across the retail channel, though was partially offset by increases in the foodservice channel. The decrease in net sales per pound was primarily due to the structure of certain customer contracts impacted by lower input costs.
Mexico Reportable Segment. Mexico net sales generated in the three months ended March 30, 2025 decreased $26.4 million, or 5.1%, from Mexico net sales generated in the three months ended March 31, 2024 primarily due to the unfavorable impact of foreign currency translation of $99.4 million, or 19.3 percentage points. The decrease in net sales was partially offset by increases in net sales per pound and sales volume of $71.0 million, or 13.8 percentage points, and $2.0 million, or 0.4 percentage points, respectively. The decrease due to the unfavorable impact of foreign currency translation was driven by a year-over-year depreciation of 20% in the Mexican peso against the U.S. dollar due to inflation in the Mexican economy, along with uncertainties impacting the exchange rate. The increase in price per pound sold was driven by an increase in commodity chicken pricing due to increased local consumer demand and lower supply due to bird disease.
Gross profit and cost of sales. Gross profit increased by $171.0 million from $383.9 million generated in the three months ended March 31, 2024 to $554.9 million generated in the three months ended March 30, 2025. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended March 30, 2025	Change from Three Months Ended March 31, 2024		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 30, 2025	March 31, 2024
	(In thousands, except percent data)
Net sales	$4,463,009	$101,075	2.3%	100.0%	100.0%
Cost of sales	3,908,136	(69,889)	(1.8)%	87.6%	91.2%
Gross profit	$554,873	$170,964	44.5%	12.4%	8.8%

Sources of gross profit	Three Months Ended March 30, 2025	Change from Three Months Ended March 31, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$387,622	$150,330	63.4%
Europe	116,304	24,139	26.2%
Mexico	50,947	(3,505)	(6.4)%
Elimination	—	—	N/A
Total gross profit	$554,873	$170,964	44.5%

Sources of cost of sales	Three Months Ended March 30, 2025	Change from Three Months Ended March 31, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,355,567	$13,527	0.6%
Europe	1,115,225	(60,513)	(5.1)%
Mexico	437,344	(22,903)	(5.0)%
Elimination	—	—	N/A
Total cost of sales	$3,908,136	$(69,889)	(1.8)%

U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended March 30, 2025 increased $13.5 million, or 0.6%, from cost of sales incurred by our U.S. segment during the three months ended March 31, 2024. The increase in cost of sales was primarily driven by an increase in sales volume of $43.6 million, or 1.9 percentage points, partially offset by a decrease in cost per pound sold of $30.1 million, or 1.3 percentage points. The increase in sales volume was driven by consumer demand. The decrease from prior year in cost per pound sold is primarily due to declining feed ingredients costs, specifically soybean meal which decreased approximately 25% from prior year levels.
Europe Reportable Segment. Cost of sales incurred by our Europe operations during the three months ended March 30, 2025 decreased $60.5 million, or 5.1%, from cost of sales incurred by our Europe segment during the three months ended March 31, 2024. The decrease in cost of sales was primarily driven by a decrease in cost per pound sold, sales volume, and the favorable impact of foreign currency translation of $27.7 million, or 2.3 percentage points, $24.3 million, or 2.1 percentage points, and $8.5 million, or 0.7 percentage points, respectively. The decrease in cost per pound sold was driven by lower labor costs, feed ingredients, labor, utilities and other operating costs, some of which was driven by the recent restructuring initiatives throughout the Europe reportable segment. The decrease in sales volume was primarily across the retail channel, though was partially offset by increases in the foodservice channel.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended March 30, 2025 decreased $22.9 million, or 5.0%, from cost of sales incurred by our Mexico segment during the three months ended March 31, 2024.The decrease in cost of sales was driven by the favorable impact of foreign currency translation. As noted above, there was a year-over-year depreciation of 20% in the Mexican peso against the U.S. dollar. This decrease was partially offset by an increase in cost per pound sold and sales volume of $64.4 million, or 14.0 percentage points, and $1.8 million, or 0.4 percentage points, respectively. The increase in cost per pound sold was driven by an increase in year-over-year market prices of commodity ingredients, such as corn.
Operating income and SG&A expense. Operating income increased by $154.2 million, or 61.6%, from income of $250.3 million generated in the three months ended March 31, 2024 to income of $404.5 million generated in the three months ended March 30, 2025. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended March 30, 2025	Change from Three Months Ended March 31, 2024		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 30, 2025	March 31, 2024
	(In thousands, except percent data)
Gross profit	$554,873	$170,964	44.5%	12.4%	8.8%
SG&A expense	133,779	14,703	12.3%	3.0%	2.7%
Restructuring activities	16,612	2,053	14.1%	0.4%	0.3%
Operating income	$404,482	$154,208	61.6%	9.1%	5.7%

Sources of operating income	Three Months Ended March 30, 2025	Change from Three Months Ended March 31, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$318,806	$139,389	77.7%
Europe	49,071	17,955	57.7%
Mexico	36,605	(3,136)	(7.9)%
Total operating income	$404,482	$154,208	61.6%

Sources of SG&A expense	Three Months Ended March 30, 2025	Change from Three Months Ended March 31, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$68,816	$10,941	18.9%
Europe	50,621	4,131	8.9%
Mexico	14,342	(369)	(2.5)%
Total SG&A expense	$133,779	$14,703	12.3%

Sources of restructuring activities charges	Three Months Ended March 30, 2025	Change from Three Months Ended March 31, 2024
		Amount	Percent
	(In thousands, except percent data)
Europe	$16,612	$2,053	14.1%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended March 30, 2025 increased $10.9 million, or 18.9%, from SG&A expense incurred by our U.S. reportable segment during the three months ended March 31, 2024. The increase in SG&A expense resulted primarily from an increase in legal settlement expense, incentive compensation costs, and legal defense costs.
Europe Reportable Segment. SG&A expense incurred by our Europe reportable segment during the three months ended March 30, 2025 increased $4.1 million, or 8.9%, from SG&A expense incurred by our Europe segment during the three months ended March 31, 2024. The increase in SG&A expense was primarily due to increases in incentive compensation costs and software license fees.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended March 30, 2025 decreased $0.4 million, or 2.5%, from SG&A expense incurred by our Mexico segment during the three months ended March 31, 2024. The primary driver of the decrease in SG&A expense was the favorable impact of foreign currency translation due to the year-over-year depreciation of the Mexican peso against the U.S. dollar. This decrease was partially offset by increases in payroll and marketing costs.
Restructuring activities. Restructuring activities costs of $16.6 million were recognized in the three months ended March 30, 2025. These charges were incurred by our Europe reportable segment primarily as a result of severance and warehouse closure costs.
Net interest expense. Net interest expense decreased to $16.8 million recognized in the three months ended March 30, 2025 from $30.9 million recognized in the three months ended March 31, 2024. The decrease in net interest expense resulted primarily from an increase in interest income on higher cash balances.
Income taxes. Income tax expense increased to $94.1 million, a 24.1% effective tax rate, for the three months ended March 30, 2025 compared to an income tax expense of $52.1 million, a 22.9% effective tax rate, for the three months ended March 31, 2024. The increase in income tax expense resulted primarily from the increase in profit before income taxes.
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of March 30, 2025:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$2,066.8
Borrowing arrangements:
U.S. Credit Facility(a)	850.0	—	825.8
Mexico Credit Facility(b)	54.0	—	54.0
Europe Credit Facility(c)	194.1	—	194.1
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at March 30, 2025 totaled $24.2 million.
(b)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $54.0 million (Mex$1.1 billion).
(c)The U.S. dollar-equivalent of the facility amount under the Europe Credit Facility is $194.1 million (£150 million).
On March 13, 2025, the Company declared a special dividend of $6.30 per share, to stockholders of record as of April 3, 2025. On April 17, 2025, the Company paid that special dividend from retained earnings of approximately $1.5 billion. The Company used cash on hand to fund the special cash dividend.
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.

Historical Flow of Funds

Cash Flows from Operating Activities	Three Months Ended
	March 30, 2025	March 31, 2024
	(In millions)
Net income	$296.3	$174.9
Net noncash expenses	103.8	127.3
Changes in operating assets and liabilities:
Trade accounts and other receivables	(91.5)	72.4
Inventories	(64.2)	114.5
Prepaid expenses and other current assets	(44.0)	(27.6)
Accounts payable, accrued expenses and other current liabilities	(118.7)	(212.8)
Income taxes	51.9	35.8
Long-term pension and other postretirement obligations	(1.4)	(1.3)
Other operating assets and liabilities	(5.3)	(12.2)
Cash provided by operating activities	$126.9	$271.0
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $103.8 million for the three months ended March 30, 2025. Net noncash expense items included depreciation and amortization of $104.5 million, deferred income tax benefit of $11.0 million, stock-based compensation costs of $7.0 million, loan cost amortization of $1.2 million, losses on property disposals of $0.9 million, asset impairment of $0.6 million, accretion of discounts related to Senior Notes of $0.6 million, and gain on early extinguishment of debt recognized as component of interest expense of $0.1 million. Other net noncash items were immaterial.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $91.5 million use of cash related to operating activities for the three months ended March 30, 2025. This change resulted from an increase in trade accounts receivable primarily due to an increase in sales from more favorable market pricing and a decrease in the use of our discounted accounts receivable program. The change in trade accounts and other receivables represented a $72.4 million source of cash related to operating activities for the three months ended March 31, 2024. This change primarily resulted from a decrease in trade accounts receivable and receivables from insurance recoveries.
The change in inventories represented a $64.2 million use of cash related to operating activities for the three months ended March 30, 2025. This change resulted primarily from increased input costs and an increase in inventories after higher seasonal sales in the fourth quarter of 2024. The change in inventories represented a $114.5 million source of cash related to operating activities for the three months ended March 31, 2024. This change resulted primarily from decreased raw materials and work-in-process and finished goods inventories primarily due to lower feed ingredient costs.
The change in prepaid expenses and other current assets represented a $44.0 million use of cash related to operating activities for the three months ended March 30, 2025. This change resulted primarily from an increase in prepaid indirect taxes in our Mexico and Europe reportable segments. The change in prepaid expenses and other current assets represented a $27.6 million use of cash related to operating activities for the three months ended March 31, 2024. This change resulted primarily from an increase in prepaid indirect taxes in our Mexico and Europe reportable segments.
The change in accounts payable, accrued expenses and other current liabilities represented a $118.7 million use of cash related to operating activities for the three months ended March 30, 2025. This change resulted primarily from the payment of incentive compensation accrued for in 2024. The change in accounts payable, accrued expenses and other current liabilities represented a $212.8 million use of cash related to operating activities for the three months ended March 31, 2024. This change resulted primarily from timing of payments to our suppliers and a reduction in grain input costs.

The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $51.9 million and $35.8 million source of cash for the three months ended March 30, 2025 and March 31, 2024, respectively.

Cash Flows from Investing Activities	Three Months Ended
	March 30, 2025	March 31, 2024
	(In millions)
Acquisitions of property, plant and equipment	$(98.3)	$(108.4)
Proceeds from property disposals	1.2	2.2
Cash used in investing activities	$(97.1)	$(106.2)
Capital expenditures were incurred primarily to improve operational efficiencies, system enhancement projects, and reduce costs for the three months ended March 30, 2025.
Capital expenditures were incurred for growth projects, such as the South Georgia protein conversion plant, and to improve operational efficiencies, system enhancement projects, and reduce costs for the three months ended March 31, 2024.

Cash Flows from Financing Activities	Three Months Ended
	March 30, 2025	March 31, 2024
	(In millions)
Payments on revolving line of credit, long-term borrowings and finance lease obligations	$(3.6)	$(0.1)
Proceeds from contribution of capital under Tax Sharing Agreement with JBS USA Holdings	—	1.4
Cash provided by (used in) financing activities	$(3.6)	$1.3
Payments on revolving line of credit, long-term borrowings and finance lease obligations during the three months ended March 30, 2025, are primarily related to open market repurchases of outstanding senior notes.
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

Three Months Ended
March 30, 2025
(In thousands)
Net income	$296,343
Add:
Interest expense, net	16,785
Income tax expense	94,099
Depreciation and amortization	104,518
EBITDA	511,745
Add:
Restructuring activities losses	16,612
Litigation settlements	7,250
Minus:
Foreign currency transaction gains	2,053
Net income attributable to noncontrolling interest	310
Adjusted EBITDA	$533,244

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

	Three Months Ended March 30, 2025
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$861,957	$86,196
Feed ingredient inventory(b)	174,979	17,498
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended March 30, 2025.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of March 30, 2025.

	March 30, 2025
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$19,135	$1,914
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of March 30, 2025.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $98.3 million as of March 30, 2025.
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
Net Assets. As of March 30, 2025, our Mexican subsidiaries that are denominated in Mexican peso had net assets of $826.3 million. A 10% weakening in Mexican peso against the U.S. dollar exchange rate would cause a decrease in the net assets of our Mexican subsidiaries by $75.1 million. A 10% strengthening in the Mexican peso against the U.S dollar exchange rate would cause an increase in the net assets of our Mexican subsidiaries of $91.8 million.
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
Net Assets. As of March 30, 2025, our Europe subsidiaries that are denominated in British pounds had net assets of $842.0 million. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our Europe subsidiaries by $76.5 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our Europe subsidiaries of $93.6 million.
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
Quality of Investments
Certain retirement plans that we sponsor invest in a variety of financial instruments. We have analyzed our portfolios of investments, and to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, auction rate securities, collateralized debt obligations, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities. Certain postretirement funds in which we participate hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.
Impact of Inflation
The U.S., Mexico, and most of Europe continue to experience inflation at above-historical levels, though to a lesser degree than in the prior year. None of the locations in which we operate are experiencing hyperinflation. We have responded to these inflationary challenges by continuing negotiations with customers to recoup the extraordinary costs we have experienced. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.
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
•Contamination of our products, which has previously and can in the future lead to product liability claims (for which insurance coverage is expensive, limited and potentially inadequate) and product recalls;
•Media campaigns related to food production, regulatory and customer focus on sustainability, and recent increased focus and attention by the U.S. government on market dynamics;
•Changes in laws or regulations affecting our operations or the application or enforcement thereof, including those relating to climate change, immigration and anti-corruption;
•Competitive factors, inflation and pricing pressures, customer consolidation or the loss of one or more of our largest customers;
•Inability to consummate, or effectively integrate, any acquisition or to realize the associated anticipated cost savings and operating synergies;
•Currency exchange rate fluctuations, developments relating to tariffs and other international trade actions, trade barriers, exchange controls, expropriation and other risks associated with foreign segments;
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
•Extreme weather or natural disasters;
•The impact of uncertainties in litigation; and
•Other risks described herein and under “Part I—Item 1A—Risk Factors” in our 2024 Annual Report.
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

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of March 30, 2025, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended March 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
During 2024, the Company completed the first phase of a multi-year implementation of an enterprise resource planning (“ERP”) system. The implementation did not materially affect our internal control over financial reporting during the three months ended March 30, 2025. The second phase of the implementation was completed on April 21, 2025 and we do not expect any material effects to our internal control over financial reporting throughout the remainder of the implementation period.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required with respect to this item can be found in Part I, Item 1, Notes to Consolidated Financial Statements, “Note 19. Commitments and Contingencies” in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC. There have been no material changes to the risk factors previously disclosed in our 2024 Annual Report.
ITEM 5.    OTHER INFORMATION
None of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended March 30, 2025.
ITEM 6.    EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company. (incorporated by reference from Exhibit 3.1 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

3.2	Amended and Restated Corporate Bylaws of the Company. (incorporated by reference from Exhibit 3.2 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

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

PILGRIM’S PRIDE CORPORATION

Date: April 30, 2025	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)