Form 10-Q
period 2025-06-29
PILGRIMS PRIDE CORP
filed 2025-07-31
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of July 30, 2025, was 237,547,447.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 29, 2025	December 29, 2024
	(In thousands)
Cash and cash equivalents	$849,036	$2,040,834
Restricted cash and restricted cash equivalents	9,283	2,324
Investment in available-for-sale securities	—	10,220
Trade accounts and other receivables, less allowance for credit losses	1,131,334	1,004,334
Accounts receivable from related parties	9,761	2,608
Inventories	1,940,603	1,783,488
Income taxes receivable	67,894	72,414
Assets held for sale	3,342	3,062
Prepaid expenses and other current assets	245,958	200,879
Total current assets	4,257,211	5,120,163
Deferred tax assets	28,705	29,483
Other long-lived assets	81,544	62,019
Operating lease assets, net	243,049	255,713
Intangible assets, net	859,872	806,234
Goodwill	1,350,492	1,239,073
Property, plant and equipment, net	3,297,793	3,137,891
Total assets	$10,118,666	$10,650,576

Accounts payable	$1,486,008	$1,411,519
Accounts payable to related parties	53,967	15,257
Revenue contract liabilities	49,164	48,898
Accrued expenses and other current liabilities	969,874	1,015,504
Income taxes payable	59,501	60,097
Current maturities of long-term debt	865	858
Total current liabilities	2,619,379	2,552,133
Noncurrent operating lease liabilities, less current maturities	189,384	195,944
Long-term debt, less current maturities	3,114,302	3,206,113
Deferred tax liabilities	425,727	422,952
Other long-term liabilities	17,338	20,038
Total liabilities	6,366,130	6,397,180
Common stock	2,625	2,623
Treasury stock	(544,687)	(544,687)
Additional paid-in capital	2,008,442	1,994,259
Retained earnings	2,313,567	3,157,511
Accumulated other comprehensive loss	(42,200)	(370,300)
Total Pilgrim’s Pride Corporation stockholders’ equity	3,737,747	4,239,406
Noncontrolling interest	14,789	13,990
Total stockholders’ equity	3,752,536	4,253,396
Total liabilities and stockholders’ equity	$10,118,666	$10,650,576
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands, except per share data)
Net sales	$4,757,365	$4,559,314	$9,220,374	$8,921,248
Cost of sales	4,042,070	3,867,688	7,950,206	7,845,713
Gross profit	715,295	691,626	1,270,168	1,075,535
Selling, general and administrative expense	199,457	214,161	333,236	333,237
Restructuring activities	3,499	36,675	20,111	51,234
Operating income	512,339	440,790	916,821	691,064
Interest expense, net of capitalized interest	42,475	31,201	84,213	72,444
Interest income	(11,024)	(15,863)	(35,977)	(26,209)
Foreign currency transaction losses (gains)	4,892	(2,225)	2,839	(6,562)
Miscellaneous, net	414	504	(278)	(2,782)
Income before income taxes	475,582	427,173	866,024	654,173
Income tax expense	119,573	100,650	213,672	152,712
Net income	356,009	326,523	652,352	501,461
Less: Net income attributable to noncontrolling interests	489	220	799	737
Net income attributable to Pilgrim’s Pride Corporation	$355,520	$326,303	$651,553	$500,724

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	237,381	236,943	237,308	236,894
Effect of dilutive common stock equivalents	1,046	790	1,046	721
Diluted	238,427	237,733	238,354	237,615

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$1.50	$1.38	$2.75	$2.11
Diluted	$1.49	$1.37	$2.73	$2.11
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Net income	$356,009	$326,523	$652,352	$501,461
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	240,955	(81,646)	325,927	(114,136)
Derivative financial instruments designated as cash flow hedges:
Gains arising during the period	84	1,542	1,744	2,007
Reclassification to net earnings for losses (gains) realized	1,292	(1,020)	1,282	(2,061)
Available-for-sale securities:
Gains (losses) arising during the period	(8)	152	(87)	152
Income tax effect	4	(37)	23	(37)
Reclassification to net earnings for losses (gains) realized	48	(226)	102	(234)
Income tax effect	(12)	55	(25)	57
Defined benefit plans:
Gains arising during the period	1,102	3,980	511	8,119
Income tax effect	(340)	(981)	(225)	(2,035)
Reclassification to net earnings for losses (gains) realized	(1,447)	204	(1,527)	344
Income tax effect	355	(49)	375	(83)
Total other comprehensive income (loss), net of tax	242,033	(78,026)	328,100	(107,907)
Comprehensive income	598,042	248,497	980,452	393,554
Less: Comprehensive income attributable to noncontrolling interests	489	220	799	737
Comprehensive income attributable to Pilgrim’s Pride Corporation	$597,553	$248,277	$979,653	$392,817
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended June 29, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2024	262,263	$2,623	(25,142)	$(544,687)	$1,994,259	$3,157,511	$(370,300)	$13,990	$4,253,396
Net income	—	—	—	—	—	651,553	—	799	652,352
Other comprehensive income, net of tax	—	—	—	—	—	—	328,100	—	328,100
Stock-based compensation plans:
Common stock issued under compensation plans	258	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	14,185	—	—	—	14,185
Special cash dividend	—	—	—	—	—	(1,495,497)	—	—	(1,495,497)
Balance at June 29, 2025	262,521	$2,625	(25,142)	$(544,687)	$2,008,442	$2,313,567	$(42,200)	$14,789	$3,752,536

Three Months Ended June 29, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 30, 2025	262,521	$2,625	(25,142)	$(544,687)	$2,001,280	$1,958,162	$(284,233)	$14,300	$3,147,447
Net income	—	—	—	—	—	355,520	—	489	356,009
Other comprehensive income, net of tax	—	—	—	—	—	—	242,033	—	242,033
Stock-based compensation plans:
Requisite service period recognition	—	—	—	—	7,162	—	—	—	7,162
Special cash dividend	—	—	—	—	—	(115)	—	—	(115)
Balance at June 29, 2025	262,521	$2,625	(25,142)	$(544,687)	$2,008,442	$2,313,567	$(42,200)	$14,789	$3,752,536

Six Months Ended June 30, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2023	261,931	$2,620	(25,142)	$(544,687)	$1,978,849	$2,071,073	$(176,483)	$13,205	$3,344,577
Net income	—	—	—	—	—	500,724	—	737	501,461
Other comprehensive loss, net of tax	—	—	—	—	—	—	(107,907)	—	(107,907)
Stock-based compensation plans:
Common stock issued under compensation plans	153	1	—	—	(1)	—	—	—	—
Requisite service period recognition	—	—	—	—	7,350	—	—	—	7,350
Balance at June 30, 2024	262,084	$2,621	(25,142)	$(544,687)	$1,986,198	$2,571,797	$(284,390)	$13,942	$3,745,481

Three Months Ended June 30, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 31, 2024	262,084	$2,621	(25,142)	$(544,687)	$1,983,592	$2,245,494	$(206,364)	$13,722	$3,494,378
Net loss	—	—	—	—	—	326,303	—	220	326,523
Other comprehensive loss, net of tax	—	—	—	—	—	—	(78,026)	—	(78,026)
Stock-based compensation plans:
Requisite service period recognition	—	—	—	—	2,606	—	—	—	2,606
Balance at June 30, 2024	262,084	$2,621	(25,142)	$(544,687)	$1,986,198	$2,571,797	$(284,390)	$13,942	$3,745,481
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 29, 2025	June 30, 2024
	(In thousands)
Cash flows from operating activities:
Net income	$652,352	$501,461
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	218,022	211,298
Deferred income tax expense (benefit)	(19,493)	8,952
Stock-based compensation	14,185	6,811
Loan cost amortization	2,491	2,573
Loss on property disposals	1,990	2,715
Loss (gain) on early extinguishment of debt recognized as a component of interest expense	1,419	(11,159)
Accretion of discount related to Senior Notes	1,211	1,289
Asset impairment	846	13,412
Gain on equity-method investments	(3)	(3)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(74,961)	62,350
Inventories	(105,692)	146,189
Prepaid expenses and other current assets	(17,434)	(43,532)
Accounts payable, accrued expenses and other current liabilities	(34,570)	14,290
Income taxes	8,048	88,631
Long-term pension and other postretirement obligations	(1,469)	3,652
Other operating assets and liabilities	(24,839)	(19,273)
Cash provided by operating activities	622,103	989,656
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(259,283)	(213,247)
Proceeds from property disposals	2,912	4,551
Cash used in investing activities	(256,371)	(208,696)
Cash flows from financing activities:
Payments for dividend	(1,495,497)	—
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(90,654)	(150,895)
Payment on early extinguishment of debt	(2,120)	(200)
Proceeds from contribution of capital under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	—	1,425
Payments of capitalized loan costs	—	(16)
Cash used in financing activities	(1,588,271)	(149,686)
Effect of exchange rate changes on cash and cash equivalents	37,700	(28,371)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,184,839)	602,903
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	2,043,158	731,223
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$858,319	$1,334,126
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest food companies in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s is primarily a chicken producer, with pork and lamb operations in the U.K. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products (from its U.K. operations) to over 120 countries. Our fresh products consist of refrigerated whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork, pork ribs, and lamb products. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meatballs. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of June 29, 2025, Pilgrim’s had approximately 62,200 employees and had the capacity to process approximately 41.3 million birds per 5-day work week. Approximately 4,250 contract growers supply chicken for the Company’s operations. As of June 29, 2025, PPC had the capacity to process approximately 42,750 pigs per 5-day work week and 209 contract growers supply pigs for the Company’s U.K. operations. As of June 29, 2025, JBS S.A., through its indirect wholly-owned subsidiaries (collectively, “JBS”), beneficially owned 82.3% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the six months ended June 29, 2025 are not necessarily indicative of the results that may be expected for the year ending December 28, 2025. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2024.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2025) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The six months ended June 29, 2025 represents the period from December 30, 2024 through June 29, 2025. The six months ended June 30, 2024 represents the period from January 1, 2024 through June 30, 2024.
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
The functional currency of the Company’s U.S. operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and the Republic of Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company’s operations in France, the Netherlands and the Republic of Ireland is the euro. In the second quarter of 2024, the Company determined that there was a significant change in economic factors that necessitated a reassessment of the appropriate functional currency of the Mexico reportable segment. The primary economic factors driving the change included 1) the recent sustained, historical strengthening of the Mexican peso against the U.S. dollar and against other global currencies without a correlated impact on the average product sales prices of our Mexico operations and 2) a shift in the proportional volume of spend we have that is denominated in Mexican peso in relation to spend that is denominated in U.S. dollar. As a result of this reassessment, on April 1, 2024, the Company changed the functional currency of its Mexico operations from U.S. dollar to the Mexican peso. The change in the functional currency was accounted for on April 1, 2024, and did not have a material impact on our consolidated financial statements. For foreign currency-denominated entities, including the Company’s Mexico operations after April 1, 2024, translation from local currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. For the Company’s Mexico operations prior to April 1, 2024, remeasurement from the Mexican peso to U.S. dollars was performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement was performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts were remeasured using average exchange rates for the period. Net adjustments that resulted from remeasurement of the financial records, as well as foreign currency transaction gains and losses, are reflected in Foreign currency transaction losses (gains) in the Condensed Consolidated Statements of Income.
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
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 29, 2025	December 29, 2024
	(In thousands)
Cash and cash equivalents	$849,036	$2,040,834
Restricted cash and restricted cash equivalents	9,283	2,324
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$858,319	$2,043,158
Recent Accounting Pronouncements Not Yet Adopted as of June 29, 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures for income taxes to enhance transparency and usefulness of income tax disclosures. The guidance requires additional disclosures for the tabular rate reconciliation, income taxes paid, and the disaggregation of domestic, federal and state, and foreign components within income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. The provisions of the new guidance are effective for annual periods beginning after December 15, 2024. The Company plans to adopt this guidance as it becomes effective and is assessing the impacts on our Consolidated Financial Statements.
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
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended June 29, 2025
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$2,328,944	$308,479	$99,638	$83,324	$2,820,385
Europe	415,124	794,844	146,287	15,015	1,371,270
Mexico	481,575	55,914	—	28,221	565,710
Total net sales	$3,225,643	$1,159,237	$245,925	$126,560	$4,757,365

	Three Months Ended June 30, 2024
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$2,201,918	$254,325	$119,964	$87,758	$2,663,965
Europe	286,656	877,312	109,304	28,269	1,301,541
Mexico	508,721	56,075	—	29,012	593,808
Total net sales	$2,997,295	$1,187,712	$229,268	$145,039	$4,559,314

	Six Months Ended June 29, 2025
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$4,543,829	$632,388	$208,803	$178,554	$5,563,574
Europe	737,178	1,553,522	270,148	41,951	2,602,799
Mexico	893,470	106,329	—	54,202	1,054,001
Total net sales	$6,174,477	$2,292,239	$478,951	$274,707	$9,220,374

	Six Months Ended June 30, 2024
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$4,315,541	$523,315	$228,762	$175,679	$5,243,297
Europe	557,804	1,722,308	227,755	61,577	2,569,444
Mexico	938,873	111,595	—	58,039	1,108,507
Total net sales	$5,812,218	$2,357,218	$456,517	$295,295	$8,921,248
(a)    Included in Other sales shown above are sales of commodity grains and protein byproducts

Additional disaggregation of revenue by sales channel is provided below:

	Three Months Ended June 29, 2025
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,529,945	$1,094,791	$99,638	$96,011	$2,820,385
Europe	850,374	230,723	146,287	143,886	1,371,270
Mexico(a)	141,941	257,543	—	166,226	565,710
Total net sales	$2,522,260	$1,583,057	$245,925	$406,123	$4,757,365

	Three Months Ended June 30, 2024
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,395,222	$1,038,749	$119,964	$110,030	$2,663,965
Europe	821,785	229,800	109,304	140,652	1,301,541
Mexico(a)	137,241	277,533	—	179,034	593,808
Total net sales	$2,354,248	$1,546,082	$229,268	$429,716	$4,559,314

	Six Months Ended June 29, 2025
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$3,073,605	$2,083,268	$208,803	$197,898	$5,563,574
Europe	1,622,228	457,267	270,148	253,156	2,602,799
Mexico(a)	265,987	484,354	—	303,660	1,054,001
Total net sales	$4,961,820	$3,024,889	$478,951	$754,714	$9,220,374

	Six Months Ended June 30, 2024
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$2,788,799	$1,998,888	$228,762	$226,848	$5,243,297
Europe	1,634,043	431,627	227,755	276,019	2,569,444
Mexico(a)	272,372	517,262	—	318,873	1,108,507
Total net sales	$4,695,214	$2,947,777	$456,517	$821,740	$8,921,248
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

Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 29, 2024	$48,898
Revenue recognized	(47,706)
Cash received, excluding amounts recognized as revenue during the period	47,745
Effect of exchange rates	227
Balance as of June 29, 2025	$49,164
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
We have generally applied the normal purchase and normal sale scope exception (“NPNS”) to our forward physical grain purchase contracts delivered by truck and to our forward physical natural gas and solar-generated power purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, amounts payable under these contracts are recorded when we take delivery of the contracted product and no amounts were recorded for the fair value of these contracts in the condensed consolidated financial statements at June 29, 2025 and December 29, 2024.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	June 29, 2025	December 29, 2024
	(In thousands)
Fair values:
Commodity derivative assets	$6,543	$6,598
Commodity derivative liabilities	(18,664)	(2,494)
Foreign currency derivative assets	3,108	755
Foreign currency derivative liabilities	(389)	(1,397)
Sales contract derivative assets	2,449	—
Sales contract derivative liabilities	—	(778)
Cash collateral posted with brokers(a)	9,283	2,324
Derivatives coverage(b):
Corn	34.5%	11.5%
Soybean meal	21.6%	9.3%
Period through which stated percent of needs are covered:
Corn	December 2025	December 2025
Soybean meal	March 2026	March 2026
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
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended		Six Months Ended
Type of Contract (a)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Commodity derivatives	$(14,819)	$(6,146)	$(22,004)	$(16,194)	Cost of sales
Sales contract derivatives	798	1,438	3,228	3,533	Net sales
Total	$(14,021)	$(4,708)	$(18,776)	$(12,661)
(a)Amounts represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Foreign currency derivatives	$(15)	$1,545	$1,658	$2,000

	Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended June 29, 2025		Three Months Ended June 30, 2024
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,757,365	$4,042,070	$4,559,314	$3,867,688
Impact from cash flow hedging instruments:
Foreign currency derivatives	(1,310)	(18)	915	(105)
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales.

	Gains (Losses) Reclassified from AOCI into Income
	Six Months Ended June 29, 2025		Six Months Ended June 30, 2024
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$9,220,374	$7,950,206	$8,921,248	$7,845,713
Impact from cash flow hedging instruments:
Foreign currency derivatives	(1,313)	(31)	1,956	(105)
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales.
At June 29, 2025, there was a $1.0 million pre-tax deferred net gain on foreign currency derivatives recorded in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred gain to earnings.
4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	June 29, 2025	December 29, 2024
	(In thousands)
Trade accounts receivable	$1,104,162	$973,820
Notes receivable from third parties	9,670	8,970
Other receivables	25,811	30,018
Receivables, gross	1,139,643	1,012,808
Allowance for credit losses	(8,309)	(8,474)
Receivables, net	$1,131,334	$1,004,334

Accounts receivable from related parties(a)	$9,761	$2,608
(a)    Additional information regarding accounts receivable from related parties is included in “Note 17. Related Party Transactions.”
Activity in the allowance for credit losses was as follows:

Six Months Ended
June 29, 2025
(In thousands)
Balance, beginning of period	$(8,474)
Provision charged to operating results	(103)
Account write-offs and recoveries	832
Effect of exchange rate	(564)
Balance, end of period	$(8,309)

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
5.     INVENTORIES
Inventories consisted of the following:

	June 29, 2025	December 29, 2024
	(In thousands)
Raw materials and work-in-process	$1,146,087	$1,069,170
Finished products	601,694	527,364
Operating supplies	79,257	77,146
Maintenance materials and parts	113,565	109,808
Total inventories	$1,940,603	$1,783,488
6.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	June 29, 2025		December 29, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$559,676	$559,636	$1,702,493	$1,702,697
Short-term investments:
Fixed income securities	—	—	10,000	10,220
Interest income and gross realized gains during the three and six months ended June 29, 2025 related to the Company’s available-for-sale securities totaled $9.4 million and $33.3 million while the interest income and gross realized gains during the three and six months ended June 30, 2024 were $13.1 million and $21.1 million. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the six months ended June 29, 2025 and June 30, 2024 that have been included in AOCI and the net amount of gains and losses reclassified out of AOCI to earnings during the six months ended June 29, 2025 and June 30, 2024 are disclosed in “Note 13. Stockholders’ Equity.”

7.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the six months ended June 29, 2025 was as follows:

	December 29, 2024	Currency Translation	June 29, 2025
	(In thousands)
U.S.	$41,936	$—	$41,936
Europe	1,097,643	103,664	1,201,307
Mexico	99,494	7,755	107,249
Total	$1,239,073	$111,419	$1,350,492
Intangible assets consisted of the following:

	December 29, 2024	Amortization	Currency Translation	June 29, 2025
	(In thousands)
Cost:
Trade names not subject to amortization	$569,357	$—	$53,077	$622,434
Trade names subject to amortization	112,016	—	3,232	115,248
Customer relationships	431,861	—	27,668	459,529
Accumulated amortization:
Trade names	(61,527)	(1,959)	(658)	(64,144)
Customer relationships	(245,473)	(14,402)	(13,320)	(273,195)
Intangible assets, net	$806,234	$(16,361)	$69,999	$859,872
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
At June 29, 2025, the Company assessed if events or changes in circumstances indicated that any asset group-level carrying amounts of its intangible assets might not be recoverable. The Company will perform its annual tests of recoverability of all goodwill and trade names not subject to amortization in the fourth quarter of 2025, which if there were to be an impairment it could be material.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	June 29, 2025	December 29, 2024
	(In thousands)
Land	$219,987	$215,305
Buildings	2,389,153	2,307,851
Machinery and equipment	4,319,469	4,137,561
Autos and trucks	133,286	130,013
Finance lease assets	8,935	4,275
Construction-in-progress	439,710	299,933
PP&E, gross	7,510,540	7,094,938
Accumulated depreciation	(4,212,747)	(3,957,047)
PP&E, net	$3,297,793	$3,137,891
The Company recognized depreciation expense of $105.1 million and $99.9 million during the three months ended June 29, 2025 and June 30, 2024, respectively. The Company recognized depreciation expense of $201.6 million and $195.2 million during the six months ended June 29, 2025 and June 30, 2024, respectively.
During the six months ended June 29, 2025, the Company incurred $254.9 million on capital projects and transferred $126.1 million of completed projects from construction-in-progress to depreciable assets. During the six months ended June 30, 2024, the Company incurred $200.0 million on capital projects and transferred $278.7 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures in accounts payable and accrued expenses for the periods ended June 29, 2025 and December 29, 2024 were $28.9 million and $29.2 million, respectively.
During the three and six months ended June 29, 2025, the Company sold certain PP&E for $1.7 million and $2.9 million, respectively, in cash and recognized a net loss of $1.1 million and $2.0 million, respectively, on these sales. During the three and six months ended June 30, 2024, the Company sold certain PP&E for $2.3 million and $4.6 million, respectively, in cash and recognized a net loss of $0.9 million and $2.7 million, respectively, on these sales.
The Company has closed or idled various other facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of June 29, 2025, the carrying amounts of these idled assets totaled $39.8 million based on a depreciable value of $175.7 million and accumulated depreciation of $135.9 million. Idled asset values include those assets that are no longer in use as a result of the recent restructuring activities of our Europe reportable segment. During the six months ended June 29, 2025, the Company recognized an additional impairment loss on PP&E of $0.8 million incurred as a result of those restructuring activities. Additional information regarding restructuring activities is included in “Note 16. Restructuring-Related Activities.”
As of June 29, 2025, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its PP&E held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its PP&E held for use at that date.
9.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	June 29, 2025	December 29, 2024
	(In thousands)
Accounts payable:
Trade accounts payable	$1,359,526	$1,269,417
Book overdrafts	106,604	113,364
Other payables	19,878	28,738
Total accounts payable	1,486,008	1,411,519
Accounts payable to related parties(a)	53,967	15,257
Revenue contract liabilities(b)	49,164	48,898
Accrued expenses and other current liabilities:
Compensation and benefits	275,739	346,355
Accrued sales rebates	122,801	116,439
Insurance and self-insured claims	120,045	76,025
Litigation settlements(c)	97,481	111,769
Interest and debt-related fees	65,567	65,192
Current maturities of operating lease liabilities	60,495	63,327
Taxes	47,465	35,938
Derivative liabilities(d)	19,053	4,669
Other accrued expenses	161,228	195,790
Total accrued expenses and other current liabilities	969,874	1,015,504
Total	$2,559,013	$2,491,178
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

10.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for invoices that are confirmed as valid under the program from participating suppliers to a financing entity. Maturity dates are generally between 65-120 days and we pay either the supplier or the financing entity depending on the supplier’s election. We do not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. As of June 29, 2025 and December 29, 2024, the outstanding balance of confirmed invoices was $214.7 million and $152.8  million respectively and are included in Accounts Payable in the Consolidated Balance Sheets.
11.    INCOME TAXES
The Company recorded income tax expense of $213.7 million, a 24.7% effective tax rate, for the six months ended June 29, 2025 compared to income tax expense of $152.7 million, a 23.3% effective tax rate, for the six months ended June 30, 2024. The increased income tax expense in 2025 resulted primarily from the increase of profit before income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 29, 2025, the Company did not believe it had sufficient positive evidence to conclude that a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the six months ended June 29, 2025, there are immaterial tax effects reflected in other comprehensive income. For the six months ended June 30, 2024, there is a tax effect of $(2.1) million, reflected in other comprehensive income.
For the six months ended June 29, 2025 and June 30, 2024, there are immaterial tax effects reflected in income tax expense due to excess tax windfalls and shortfalls related to stock-based compensation.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and several foreign locations including Mexico, the U.K., the Republic of Ireland and continental Europe. With few exceptions, the Company is no longer subject to examinations by taxing authorities for years prior to 2020 in U.S. federal, state and local jurisdictions, for years prior to 2010 in Mexico, and for years prior to 2017 in the U.K.
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
Starting January 1, 2024, the rules of Pillar II came into effect in various countries, impacting multinational companies operating in those jurisdictions. Considering that the Group operates in several jurisdictions that have implemented the global minimum tax — including France, Ireland, Luxembourg, Malta, the Netherlands, and the United Kingdom — the Company carried out assessment procedures to analyze the potential impacts arising from these regulations. Based on the analyses conducted to date, no material tax exposure has been identified as a result of the application of this tax.

12.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	June 29, 2025	December 29, 2024
		(In thousands)
Senior notes payable, net of discount, at 6.875%	2034	$491,790	$491,329
Senior notes payable, net of discount, at 6.25%	2033	917,542	974,381
Senior notes payable at 3.50%	2032	899,600	900,000
Senior notes payable, net of discount, at 4.25%	2031	816,557	850,342
U.S. Credit Facility (defined below) at SOFR plus 1.35%	2028	—	—
Europe Credit Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.35%	2026	—	—
Live Oak CHP Project PACE Loan 5.15%	2053	18,914	20,599
Finance lease obligations	Various	1,533	1,792
Long-term debt		3,145,936	3,238,443
Less: Current maturities of long-term debt		(865)	(858)
Long-term debt, less current maturities		3,145,071	3,237,585
Less: Capitalized financing costs		(30,769)	(31,472)
Long-term debt, less current maturities, net of capitalized financing costs		$3,114,302	$3,206,113
Bond Repurchase Program
On May 1, 2024, the Board approved a bond repurchase program which permits the Company to repurchase up to an aggregate amount of $200.0 million of the Company’s outstanding senior notes. On May 1, 2025, the Board approved an increase to the bond repurchase program for an additional amount of $500.0 million. In the three months ended June 29, 2025, the Company repurchased $32.4 million of outstanding principal of the Senior Notes due 2031, $0.4 million of the Senior Notes due 2032, and $55.9 million of outstanding principal of the Senior Notes due 2033, resulting in immaterial gross realized losses recognized. The gross realized losses on early extinguishment of debt are recognized in interest expense. The original discount and capitalized financing costs associated with the amounts repurchased are immaterial and are combined with the gross losses on early extinguishment of debt, along with a nominal amount of transaction fees. To date under the program, the Company has repurchased $178.7 million of outstanding principal of the Senior Notes due 2031, $0.4 million of Senior Notes due 2032, and $77.5 million of outstanding principal of the Senior Notes due 2033.
U.S. Credit Facility
On October 4, 2023, the Company and certain of the Company’s subsidiaries entered into a Revolving Syndicated Facility Agreement (the “U.S. Credit Facility”) with CoBank, ACB as administrative agent and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $850.0 million. The loan commitment matures on October 4, 2028. The U.S. Credit Facility is unsecured and will be used for general corporate purposes. Outstanding borrowings under the U.S. Credit Facility bear interest at a per annum rate equal to either the Secured Overnight Financing Rate (“SOFR”) or the prime rate plus applicable margins based on the Company’s credit ratings. As of June 29, 2025, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $24.2 million and $825.8 million, respectively, and there were no outstanding borrowings under this agreement.
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
Europe Credit Facility
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “Europe Credit Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Europe Credit Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the current Sterling Overnight Index Average (“SONIA”) interest rate plus 1.25%. All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of June 29, 2025, both the U.S. dollar-equivalent loan commitment and borrowing availability were $205.9 million and there were no outstanding borrowings under this agreement.
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
Mexico Credit Facility
On August 15, 2023, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA México as lender. The loan commitment under the Mexico Credit Facility is Mex$1.1 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to The Interbank Equilibrium Interest (“TIIE”) rate plus 1.35%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on August 15, 2026. As of June 29, 2025, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $58.9 million. As of June 29, 2025, there were no outstanding borrowings under the Mexico Credit Facility. The Company is currently in compliance with the covenants under the Mexico Credit Facility.
13.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Six Months Ended June 29, 2025
	Losses Related to Foreign Currency Translation	Losses (Gains) on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(337,243)	$(2,007)	$(31,028)	$(22)	$(370,300)
Other comprehensive income (loss) before reclassifications	325,927	1,658	141	(64)	327,662
Amounts reclassified from accumulated other comprehensive loss (income) to net income	—	1,282	(1,152)	77	207
Currency translation	—	86	145	—	231
Net current period other comprehensive income (loss)	325,927	3,026	(866)	13	328,100
Balance, end of period	$(11,316)	$1,019	$(31,894)	$(9)	$(42,200)

	Six Months Ended June 30, 2024
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(114,850)	$(1,914)	$(59,714)	$(5)	$(176,483)
Other comprehensive income (loss) before reclassifications	(114,136)	2,000	5,692	115	(106,329)
Amounts reclassified from accumulated other comprehensive loss (income) to net income	—	(2,061)	261	(177)	(1,977)
Currency translation	—	7	392	—	399
Net current period other comprehensive income (loss)	(114,136)	(54)	6,345	(62)	(107,907)
Balance, end of period	$(228,986)	$(1,968)	$(53,369)	$(67)	$(284,390)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Six Months Ended June 29, 2025	Six Months Ended June 30, 2024	Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	(In thousands)
Realized gains (losses) on settlement of foreign currency derivatives classified as cash flow hedges	$(1,313)	$1,956	Net sales
Realized losses on settlement of foreign currency derivatives classified as cash flow hedges	31	105	Cost of sales
Realized gains (losses) on sale of securities	(102)	234	Interest income
Realized gains on settlement of pension obligations from plan termination	1,611	—	Miscellaneous, net
Amortization of pension and other postretirement plan actuarial losses(b)	(84)	(344)	Miscellaneous, net
Total before tax	143	1,951
Tax benefit	(350)	26
Total reclassification for the period	$(207)	$1,977
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
Special Cash Dividends
On March 13, 2025, the Company declared a special dividend of $6.30 per share, to stockholders of record as of April 3, 2025. On April 17, 2025, the Company paid that special dividend from retained earnings of approximately $1.5 billion. The Company used cash on hand to fund the special cash dividend.
On July 30, 2025, the Company declared a special dividend of $2.10 per share, to stockholders of record as of August 20, 2025. The Company will fund the special cash dividend using cash on hand. The special cash dividend is payable on September 3, 2025 for an approximate amount of $500.0 million.

14.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans in the U.K., such as the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $6.4 million and $7.4 million in the three months ended June 29, 2025 and June 30, 2024, respectively, and $16.1 million and $18.6 million in the six months ended June 29, 2025 and June 30, 2024, respectively.
In the fourth quarter of 2024, the Company completed the termination of its two U.S. pension plans, Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”) and the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”). Under the plan terminations, participants were offered a lump-sum buyout or an annuity placement buyout. Assets of the pension plans were liquidated and funds from liquidation were used to settle the obligations, which amounted to $99.6 million at time of termination.
The Company used a quarter-end measurement date of June 29, 2025 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended				Six Months Ended
	June 29, 2025		June 30, 2024		June 29, 2025		June 30, 2024
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,581	$13	$2,683	$13	$3,068	$22	$4,949	$22
Estimated return on plan assets	(2,019)	—	(2,756)	—	(3,905)	—	(5,203)	—
Settlement gain	(1,611)	—	—	—	(1,611)	—	—	—
Expenses paid from assets	105	—	132	—	230	—	192	—
Amortization of net loss	159	—	199	—	75	(1)	335	—
Amortization of past service cost	5	—	5	—	9	—	9	—
Net costs(a)	$(1,780)	$13	$263	$13	$(2,134)	$21	$282	$22
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
During the six months ended June 29, 2025, the Company received $4.6 million from the liquidation of the remaining assets of the Union Plan and GK Pension Plan, the majority of which will be used to cover future plan administration costs for the U.S. defined contribution retirement savings plan. During the six months ended June 29, 2025, the Company contributed $2.2 million to our pension programs. We anticipate making additional contributions of approximately $3.2 million during the remainder of 2025 for the other company sponsored programs. The Company contributed $3.5 million to our pension programs during the six months ended June 30, 2024.
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $7.7 million and $7.6 million in the three months ended June 29, 2025 and June 30, 2024, respectively, and $17.1 million and $17.5 million in the six months ended June 29, 2025 and June 30, 2024, respectively.
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
As of June 29, 2025 and December 29, 2024, the Company held fixed income securities, derivative assets and derivative liabilities that were required to be measured at fair value on a recurring basis. Fixed income securities consist of investments, such as money market funds and commercial paper. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	June 29, 2025			December 29, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Fixed income securities	$559,636	$—	$559,636	$1,712,917	$—	$1,712,917
Commodity derivative assets	6,543	—	6,543	6,598	—	6,598
Foreign currency derivative assets	3,108	—	3,108	755	—	755
Sales contract derivative assets	2,449	—	2,449	—	—	—
Liabilities:
Commodity derivative liabilities	(18,664)	—	(18,664)	(2,494)	—	(2,494)
Foreign currency derivative liabilities	(389)	—	(389)	(1,397)	—	(1,397)
Sales contract derivative liabilities	—	—	—	—	(778)	(778)
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
The carrying amounts and estimated fair values of our debt obligations recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	June 29, 2025		December 29, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(899,600)	$(808,803)	$(900,000)	$(777,033)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(816,557)	(792,197)	(850,342)	(789,304)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(917,542)	(971,977)	(974,381)	(1,001,178)
Fixed-rate senior notes payable at 6.875%, at Level 2 inputs	(491,790)	(545,985)	(491,329)	(533,650)
Live Oak CHP Project PACE Loan at 5.15%, at Level 3 inputs	(18,914)	(18,527)	(20,599)	(18,569)
See “Note 12. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at June 29, 2025 or December 29, 2024, as applicable.
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
The following table provides a summary of our estimates of timelines and costs associated with these restructuring initiatives by major type of cost:

	Pilgrim’s Food Masters 2024	Pilgrim’s Europe Central	Total
	(In thousands)
Earliest implementation date	April 2024	January 2024
Expected predominant completion date	March 2025	June 2025
Costs incurred and expected to be incurred
Employee-related costs	$19,848	$52,191	$72,039
Asset impairment costs	10,887	1,852	12,739
Contract termination costs	855	1,747	2,602
Other exit and disposal costs (a)	9,869	4,221	14,090
Total exit and disposal costs (b)	$41,459	$60,011	$101,470
Costs incurred since earliest implementation date
Employee-related costs	$19,848	$43,423	$63,271
Asset impairment costs	10,887	1,852	12,739
Contract termination costs	855	1,747	2,602
Other exit and disposal costs (a)	9,869	4,221	14,090
Total exit and disposal costs (b)	$41,459	$51,243	$92,702
(a)Comprised of other costs directly related to the restructuring initiatives including flock depletion, the write-off of prepaid maintenance costs, consulting fees, and costs to return leased assets to original configuration.
(b)All costs, except for asset impairment costs, are estimated to result in cash outlays.
During the six months ended June 29, 2025, the Company recognized the following expenses and paid the following cash related to each restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Pilgrim’s Food Masters 2024	$724	$5,192
Pilgrim’s Europe Central	18,550	15,099
Prior programs substantially complete	837	2,385
Total	$20,111	$22,676
These expenses are reported in the line item Restructuring activities on the Condensed Consolidated Statements of Income.
The following table reconciles liabilities and reserves associated with each restructuring initiative during the six months ended June 29, 2025. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in our Condensed Consolidated Balance Sheets. During the six

months ended June 29, 2025, there were no material movements in reserves related to substantially completed programs. These programs have been excluded from the tables below.

	Pilgrim’s Food Masters 2024
	Liability or reserve as of December 29, 2024	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of June 29, 2025
	(In thousands)
Employee retention benefits	$76	$363	$(302)	$7	$144
Severance	1,620	(143)	(1,363)	71	185
Asset impairment	—	79	(79)	—	—
Inventory adjustments	—	(34)	34	—	—
Lease termination	290	6	(6)	26	316
Other charges	4,787	453	(3,527)	285	1,998
Total	$6,773	$724	$(5,243)	$389	$2,643

	Pilgrim’s Europe Central
	Liability or reserve as of December 29, 2024	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of June 29, 2025
	(In thousands)
Employee retention benefits	$—	$932	$(932)	$—	$—
Severance	2,823	14,535	(12,201)	956	6,113
Asset impairment	—	28	(28)	—	—
Inventory adjustments	91	—	(96)	5	—
Lease termination	—	2,101	(2,222)	121	—
Other charges	67	954	(1,050)	29	—
Contract termination	1,223	—	(916)	86	393
Total	$4,204	$18,550	$(17,445)	$1,197	$6,506

17.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Sales to related parties
JBS Toledo N.V.	$10,530	$—	$20,645	$—
JBS USA Food Company(a)	4,963	8,263	9,781	13,637
JBS Chile Ltda.	995	759	991	1,946
Other related parties	452	509	749	1,079
Total	$16,940	$9,531	$32,166	$16,662

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$37,024	$41,862	$73,516	$82,186
Seara Meats B.V.	10,662	4,873	37,332	10,268
Penasul UK LTD	10,417	2,970	20,075	6,500
JBS Asia Co Limited	1,667	1,071	3,935	1,933
Other related parties	324	892	1,035	1,390
Total	$60,094	$51,668	$135,893	$102,277

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$167,291	$24,916	$185,381	$42,687

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$2,299	$4,563	$6,817	$7,252

	June 29, 2025	December 29, 2024
	(In thousands)
Accounts receivable from related parties
JBS Toledo N.V.	$7,528	$—
JBS USA Food Company(a)(b)	1,157	1,727
JBS Chile Ltda.	1,014	725
Other related parties	62	156
Total	$9,761	$2,608

	June 29, 2025	December 29, 2024
	(In thousands)
Accounts payable to related parties
JBS USA Food Company(a)(b)	$38,580	$5,424
Penasul UK LTD	6,400	714
Seara Meats B.V.	6,261	4,861
JBS Asia Co Limited	2,726	4,023
Other related parties	—	235
Total	$53,967	$15,257
(a)The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of June 29, 2025, goods purchased and in transit from JBS USA were immaterial and not reflected on our Consolidated Balance Sheets.
(b)The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for both companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. This agreement expires on December 31, 2025. The Company also has the Tax Sharing Agreement with JBS USA that governs the allocation, payment, and reimbursement obligations of U.S. income tax liabilities and assets among the Company and its relevant U.S. corporate subsidiaries.
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
Additional information regarding reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025(a)	June 30, 2024(b)	June 29, 2025(c)	June 30, 2024(d)
	(In thousands)
Net sales
U.S.	$2,820,385	$2,663,965	$5,563,574	$5,243,297
Europe	1,371,270	1,301,541	2,602,799	2,569,444
Mexico	565,710	593,808	1,054,001	1,108,507
Total net sales	$4,757,365	$4,559,314	$9,220,374	$8,921,248
(a)In addition to the above third party sales, for the three months ended June 29, 2025, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $21.5 million. These sales consisted of fresh products, prepared products and grain.
(b)In addition to the above third party sales, for the three months ended June 30, 2024, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $29.0 million. These sales consisted of fresh products, prepared products and grain.
(c)In addition to the above third party sales, for the six months ended June 29, 2025, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $49.2 million. These sales consisted of fresh products, prepared products and grain.
(d)In addition to the above third party sales, for the six months ended June 30, 2024, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $76.9 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Cost of sales
U.S.	$2,331,143	$2,211,626	$4,686,710	$4,553,666
Europe	1,247,137	1,187,671	2,362,362	2,363,409
Mexico	463,790	468,391	901,134	928,638
Total cost of sales	$4,042,070	$3,867,688	$7,950,206	$7,845,713

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Gross profit
U.S.	$489,242	$452,339	$876,864	$689,631
Europe	124,133	113,870	240,437	206,035
Mexico	101,920	125,417	152,867	179,869
Total gross profit	$715,295	$691,626	$1,270,168	$1,075,535

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Selling, general administrative expenses
U.S.	$134,255	$144,351	$203,071	$202,226
Europe	50,215	53,202	100,836	99,692
Mexico	14,987	16,608	29,329	31,319
Total SG&A expenses	$199,457	$214,161	$333,236	$333,237

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Restructuring activities charges
Europe	$3,499	$36,675	$20,111	$51,234

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Operating income
U.S.	$354,987	$307,988	$673,793	$487,405
Europe	70,419	23,993	119,490	55,109
Mexico	86,933	108,809	123,538	148,550
Total operating income	$512,339	$440,790	$916,821	$691,064

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Reconciliation of profit or loss (segment operating income)
Total operating income	$512,339	$440,790	$916,821	$691,064
Interest expense, net of capitalized interest	42,475	31,201	84,213	72,444
Interest income	(11,024)	(15,863)	(35,977)	(26,209)
Foreign currency transaction losses (gains)	4,892	(2,225)	2,839	(6,562)
Miscellaneous, net	414	504	(278)	(2,782)
Income before income taxes	475,582	427,173	866,024	654,173
Income tax expense	119,573	100,650	213,672	152,712
Net income	$356,009	$326,523	$652,352	$501,461

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Interest expense
U.S.	$41,423	$31,339	$82,636	$77,674
Europe	872	560	1,249	1,054
Mexico	180	783	328	914
Eliminations	—	(1,481)	—	(7,198)
Total interest expense	$42,475	$31,201	$84,213	$72,444

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Interest income
U.S.	$(5,771)	$(6,394)	$(21,417)	$(8,143)
Europe	(1,047)	(3,115)	(3,328)	(5,592)
Mexico	(4,206)	(7,835)	(11,232)	(19,672)
Eliminations	—	1,481	—	7,198
Total interest income	$(11,024)	$(15,863)	$(35,977)	$(26,209)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Income tax expense (benefit)
U.S.	$78,204	$82,117	$149,216	$114,177
Europe	16,001	(14,212)	25,923	(4,655)
Mexico	25,368	32,745	38,533	43,190
Total income tax expense	$119,573	$100,650	$213,672	$152,712

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Depreciation and amortization
U.S.	$71,148	$67,199	$137,535	$129,884
Europe	36,929	34,866	70,066	69,894
Mexico	5,426	5,883	10,421	11,520
Total depreciation and amortization	$113,503	$107,948	$218,022	$211,298

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Capital expenditures(a)
U.S.	$110,203	$77,883	$182,130	$156,514
Europe	32,087	18,610	53,751	35,751
Mexico	17,890	4,445	23,089	7,741
Total capital expenditures	$160,180	$100,938	$258,970	$200,006
(a)Capital expenditures incurred include those that were paid out in cash and those that are still outstanding in accounts payable as of June 29, 2025.

	June 29, 2025	December 29, 2024
	(In thousands)
Total assets
U.S.	$6,820,767	$7,848,510
Europe	4,384,069	4,051,150
Mexico	1,178,815	1,172,728
Eliminations	(2,264,985)	(2,421,812)
Total assets	$10,118,666	$10,650,576

	June 29, 2025	December 29, 2024
	(In thousands)
Long-lived assets(a)
U.S.	$2,197,118	$2,156,858
Europe	1,048,818	979,116
Mexico	298,794	261,518
Eliminations	(3,888)	(3,888)
Total long-lived assets	$3,540,842	$3,393,604
(a)For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Net sales to customers by customer location
U.S.	$2,721,277	$2,545,259	$5,356,976	$5,016,475
Europe	1,349,449	1,289,247	2,562,426	2,547,867
Mexico	574,284	606,648	1,073,028	1,132,805
Asia-Pacific	75,841	79,697	151,367	151,188
Canada, Caribbean and Central America	18,008	19,120	36,196	35,278
Africa	10,749	13,305	25,631	26,977
South America	7,757	6,038	14,750	10,658
Total	$4,757,365	$4,559,314	$9,220,374	$8,921,248

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
“Broiler Antitrust Litigation”
On February 11, 2025, the motions to dismiss Phase 2 of the Broiler Antitrust Litigation that had been filed by PPC and other defendants were denied. PPC will seek reasonable settlements with the Broiler Opt Outs where they are available. To date, PPC has incurred expenses of $635.0 million, including $52.5 million in the six months ended June 29, 2025, to cover settlements with various Broiler Opt Outs.
Hogan v. Pilgrim’s Pride Corporation, et al.
On June 27,2025, the settlement agreement received final court approval. PPC paid the settlement amount of $41.5 million in May 2025.
City of Miami Beach Fire and Police Pension Fund, et al. v. JBS Wisconsin Properties, LLC, et al.
On July 17, 2025, a stockholder derivative action entitled City of Miami Beach Fire and Police Pension Fund et al. v. JBS Wisconsin Properties, LLC et al. was filed in the Court of Chancery of the State of Delaware against PPC, as nominal defendant, as well as PPC’s directors, and majority stockholder, JBS Wisconsin Properties, LLC. The complaint alleges, among other things, breaches of fiduciary duties connected to an amendment to PPC’s certificate of incorporation in 2024 that, according to the plaintiffs, benefited JBS Wisconsin Properties, LLC to the detriment of public shareholders, and seeks, among other things, equitable relief. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses at this early stage in the matter.
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
U.K. Revenue & Customs Authority’s review of the 2017 and 2018 tax returns for Onix Investments UK Ltd
On March 10, 2025, HMRC filed their Statement of Case (a preliminary summary of arguments). A case management timetable has been agreed between Onix and HMRC and approved by the court, which includes a tentative hearing window between June and October of 2026. Onix will continue to defend this matter. No expense has been recorded for this amount at this time.
There have been no other updates or changes in any other material proceedings compared to the audited consolidated financial statements as of and for the year ended December 29, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. We reported net income attributable to Pilgrim’s of $651.6 million, or $2.73 per diluted common share, and income before tax totaling $866.0 million, for the six months ended June 29, 2025. These operating results included net sales of $9.2 billion, gross profit of $1.3 billion and $622.1 million of cash provided by operating activities. We generated a consolidated operating margin of 9.9%. For the six months ended June 29, 2025, we generated EBITDA and Adjusted EBITDA of $1.1 billion and $1.2 billion, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
Our business is subject to global inflationary trends. U.S. inflation rose slightly during the second quarter of 2025 driven by policy changes, supply chain dynamics, and consumer spending behavior. The U.K. saw an increase in inflation during the second quarter of 2025 due to higher energy costs and increase in wages, while the E.U. region saw a continued decrease in the inflation rate. The Russia-Ukraine war's impact on the global feed ingredient and energy markets continues to be less pronounced than during the initial onset of the war, but there remain many risks and uncertainties that may impact global markets. In Mexico, inflation continued to increase during the second quarter of 2025 partially driven by increased food prices. The peso strengthened against the U.S. dollar during the second quarter of 2025, although future trends will be impacted by economic uncertainties in Mexico and with their primary trading partners, such as the U.S.
We are monitoring changes in tariffs and trade policies both in the U.S. and throughout other countries where we operate and do business. Changes to these policies may impact our export sales and international operations. Our U.S. business is primarily characterized with inputs being made in country and our products being sold in country, demonstrated by our export sales from the U.S. accounting for less than 3% of our total net sales. The impact of trade policy changes is uncertain and evolving; however, we do not anticipate material impacts to our results of operations. We will continue to monitor potential impacts and take mitigation actions as necessary.
We generally respond to these challenges in global economic conditions through discussions with customers to mitigate the impact of extraordinary costs we experience. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.
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

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price
	(In whole dollars)				(In whole pounds sterling)
2025
Second Quarter	4.90	4.10	299.6	270.9	173.6	138.2
First Quarter	5.02	4.36	315.8	285.9	185.6	165.0
2024
Fourth Quarter	4.54	4.01	350.0	279.5	190.5	174.0
Third Quarter	4.18	3.62	387.0	303.4	196.9	168.7
Second Quarter	4.65	3.97	386.5	328.3	202.8	165.1
First Quarter	4.67	4.00	381.2	327.8	184.5	153.7
(a)We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.

U.S. commodity market prices for chicken products continued to trend above the historical five-year average and above the prior year average through the second quarter of 2025. The higher than average prices was primarily driven by elevated boneless breast pricing that exceeded normal seasonal movements throughout the quarter. Prices rose sharply in April, stabilized and peaked in May, then experienced a significant decline in June. Per the June 2025 U.S. Department of Agriculture (or “USDA”) report on poultry slaughter, estimated industry ready-to-cook production during the second quarter of 2025 decreased by 0.2% compared to prior year levels, primarily due to one additional business day in May 2024 and heavier average liveweights.
During the second quarter of 2025, the U.S. chicken market experienced firm volume demand, supported by growth in the retail and foodservice channels early in the quarter. Retail demand remained resilient throughout the quarter, while foodservice demand exhibited growth despite mild demand pressure near the end of the quarter. Export volume shipments declined about 1.8% from prior year levels, but pricing remained stable on resilient demand. Considering the strength in domestic demand and steady exports, cold storage inventories remained low during the second quarter. Chicken cold storage inventories ended May 1.0% above prior year levels, though remained below the historical five-year average, primarily due to increases in breast meat and wing stocks.
Combined domestic volume demand growth in retail and foodservice was sufficient to absorb broiler production and maintain low levels of cold storage supply through April and May, supporting strong seasonal improvements in U.S. chicken market pricing. In June, however, supply began to outpace demand, leading to a notable reduction in breast meat market prices by the end of the quarter. Despite this shift, jumbo cutout pricing ended the quarter above the historical five-year average with jumbo cutout pricing leveling off in July.
In the second quarter of 2025, the U.K. chicken market grew by 2.1% year-over-year, primarily driven by a 3.7% increase in average bird weight. Imports from the E.U. were constrained due to avian influenza outbreaks, but increased volumes from Brazil and Ukraine helped offset the shortfall. Despite stable grain prices compared to the second quarter of 2024, chicken prices rose, driven by production capacity constraints and the implementation of a mandated reduction in stocking density to 30kg/m². The market remains tight, with limited domestic flexibility and continued reliance on diversified import sources to maintain supply stability.
Commodity prices for chicken in Mexico decreased during the second quarter of 2025, though were above the average prior year prices. Market corn prices in Mexico were higher than the same quarter in the prior year though remained lower than the historical five-year average price levels. Soybean meal prices in Mexico continued to decrease throughout the second quarter of 2025.
U.K. market prices for pork products grew during the second quarter of 2025 from market pressure, especially the additional national insurance tax and wage increase; while the market for live pigs reduced circa 2.3% with an increasing price differential between U.K. and E.U. pork prices. E.U. pork prices recovered during the second quarter of 2025, primarily because of the reinstatement of Germany's foot and mouth disease-free status, which put more product into the market.
U.K. pig production remained above prior-year levels by approximately 1.6% in the second quarter of 2025, according to the U.K. Agriculture and Horticulture Development Board. This increase was mainly driven by a higher pig kill rate, with average weights in line with prior year levels.
Global market prices for the remainder of the year will depend on (1) the evolution of foodservice, retail and export meat demand, (2) factors such as feed production input costs, further spread of avian influenza, or other bird diseases, both domestically and abroad, (3) uncertainty surrounding the general economy, (4) shifts in trade policy that could influence consumer spending dynamics in price-sensitive market segments, and (5) overall protein supply.
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

Results of Operations
Three Months Ended June 29, 2025 Compared to the Three Months Ended June 30, 2024
Net sales. Net sales generated in the three months ended June 29, 2025 increased $198.1 million, or 4.3%, from net sales generated in the three months ended June 30, 2024. The following table provides net sales information:

Sources of net sales	Three Months Ended June 29, 2025	Change from Three Months Ended June 30, 2024		Impact on Change from Three Months Ended June 30, 2024
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$2,820,385	$156,420	5.9%	1.2%	4.7%	—%
Europe	1,371,270	69,729	5.4%	(2.3)%	2.0%	5.7%
Mexico	565,710	(28,098)	(4.7)%	0.4%	7.2%	(12.3)%
Total net sales	$4,757,365	$198,051	4.3%
U.S. Reportable Segment. U.S. net sales generated in the three months ended June 29, 2025 increased $156.4 million, or 5.9%, from U.S. net sales generated in the three months ended June 30, 2024 primarily due to an increase in net sales per pound of $125.5 million, or 4.7 percentage points, and an increase in sales volume of $30.9 million, or 1.2 percentage points. The increase in net sales per pound was driven primarily by favorable market pricing conditions and shift in product mix. The second quarter average commodity chicken market prices for higher value cuts were above prior year levels.
Europe Reportable Segment. Europe net sales generated in the three months ended June 29, 2025 increased $69.7 million, or 5.4%, from Europe net sales generated in the three months ended June 30, 2024 primarily due to the favorable impact of foreign currency translation and an increase in net sales per pound of $73.7 million, or 5.7 percentage points, and $25.9 million, or 2.0 percentage points, respectively. The increase in net sales was partially offset by a decrease in sales volume of $29.9 million, or 2.3 percentage points. The increase in net sales per pound was primarily due to the pass through of higher input costs, such as feed, labor, and utilities.
Mexico Reportable Segment. Mexico net sales generated in the three months ended June 29, 2025 decreased $28.1 million, or 4.7%, from Mexico net sales generated in the three months ended June 30, 2024 due to the unfavorable impact of foreign currency translation of $73.5 million, or 12.3 percentage points. This decrease was partially offset by an increase in net sales per pound and sales volume of $42.9 million, or 7.2 percentage points, and $2.5 million, or 0.4 percentage points, respectively. The increase in net sales per pound was driven by an increase in commodity chicken prices based on market requirements. The increase in sales volume was driven by shifts in product mix.
Gross profit and cost of sales. Gross profit increased by $23.7 million, or 3.4%, from $691.6 million generated in the three months ended June 30, 2024 to $715.3 million generated in the three months ended June 29, 2025. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended June 29, 2025	Change from Three Months Ended June 30, 2024		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 29, 2025	June 30, 2024
	(In thousands, except percent data)
Net sales	$4,757,365	$198,051	4.3%	100.0%	100.0%
Cost of sales	4,042,070	174,382	4.5%	85.0%	84.8%
Gross profit	$715,295	$23,669	3.4%	15.0%	15.2%

Sources of gross profit	Three Months Ended June 29, 2025	Change from Three Months Ended June 30, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$489,242	$36,903	8.2%
Europe	124,133	10,263	9.0%
Mexico	101,920	(23,497)	(18.7)%
Total gross profit	$715,295	$23,669	3.4%

Sources of cost of sales	Three Months Ended June 29, 2025	Change from Three Months Ended June 30, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,331,143	$119,517	5.4%
Europe	1,247,137	59,466	5.0%
Mexico	463,790	(4,601)	(1.0)%
Total cost of sales	$4,042,070	$174,382	4.5%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended June 29, 2025 increased $119.5 million, or 5.4%, from cost of sales incurred by our U.S. segment during the three months ended June 30, 2024. The increase in cost of sales was primarily driven by an increase in cost per pound sold of $93.8 million, or 4.2 percentage points and an increase in sales volume of $25.7 million, or 1.2 percentage points. The increase from prior year in cost per pound sold is primarily due to increased fleet, grower pay, labor, packaging, utilities, and other operating costs. These increases were partially offset by a decrease in live operations costs driven by declining feed ingredients costs, specifically soybean meal. Corn market prices increased approximately 9% from prior year levels and soybean meal market prices decreased approximately 16% from prior year levels.
Europe Reportable Segment. Cost of sales incurred by our Europe operations during the three months ended June 29, 2025 increased $59.5 million, or 5.0%, from cost of sales incurred by our Europe segment during the three months ended June 30, 2024. The increase in cost of sales was primarily driven by the unfavorable impact of foreign currency translation and an increase in cost per pound sold of $67.5 million, or 5.7 percentage points, and $19.3 million, or 1.6 percentage points, respectively. Partially offsetting these increases was a decrease in sales volume of $27.3 million, or 2.3 percentage points. The increase in cost per pound sold was driven by increases in labor costs, both from higher national insurance costs and higher temporary labor, repairs and maintenance, and utilities costs.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended June 29, 2025 decreased $4.6 million, or 1.0%, from cost of sales incurred by our Mexico segment during the three months ended June 30, 2024. This decrease was driven by the favorable impact of foreign currency translation of $60.3 million, or 12.9 percentage points. Partially offsetting this decrease were increases in cost per pound sold and sales volume of $53.7 million, or 11.5 percentage points, and $2.0 million, or 0.4 percentage points, respectively. The increase in cost was primarily driven by an increase in the cost of commodity ingredients, as well as increased costs from broiler health challenges in our live operations.
Operating income and SG&A expense. Operating income increased by $71.5 million, or 16.2%, from income of $440.8 million generated in the three months ended June 30, 2024 to income of $512.3 million generated in the three months ended June 29, 2025. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended June 29, 2025	Change from Three Months Ended June 30, 2024		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 29, 2025	June 30, 2024
	(In thousands, except percent data)
Gross profit	$715,295	$23,669	3.4%	15.0%	15.2%
SG&A expense	199,457	(14,704)	(6.9)%	4.2%	4.7%
Restructuring activities	3,499	(33,176)	(90.5)%	—%	0.8%
Operating income	$512,339	$71,549	16.2%	10.8%	9.7%

Sources of operating income	Three Months Ended June 29, 2025	Change from Three Months Ended June 30, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$354,987	$46,999	15.3%
Europe	70,419	46,426	193.5%
Mexico	86,933	(21,876)	(20.1)%
Total operating income	$512,339	$71,549	16.2%

Sources of SG&A expense	Three Months Ended June 29, 2025	Change from Three Months Ended June 30, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$134,255	$(10,096)	(7.0)%
Europe	50,215	(2,987)	(5.6)%
Mexico	14,987	(1,621)	(9.8)%
Total SG&A expense	$199,457	$(14,704)	(6.9)%

Sources of restructuring activities	Three Months Ended June 29, 2025	Change from Three Months Ended June 30, 2024
		Amount	Percent
	(In thousands, except percent data)
Europe	3,499	(33,176)	(90.5)%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended June 29, 2025 decreased $10.1 million, or 7.0%, from SG&A expense incurred by our U.S. reportable segment during the three months ended June 30, 2024. The decrease in SG&A expense resulted primarily from a net decrease in legal settlement expense.
Europe Reportable Segment. SG&A expense incurred by our Europe reportable segment during the three months ended June 29, 2025 decreased $3.0 million, or 5.6%, from SG&A expense incurred by our Europe segment during the three months ended June 30, 2024. The decrease in SG&A expense was primarily due to a decrease in payroll costs, partially offset by an unfavorable impact of foreign currency translation.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended June 29, 2025 decreased $1.6 million, or 9.8%, from SG&A expense incurred by our Mexico segment during the three months ended June 30, 2024 primarily due to the favorable impact of foreign currency translation. This decrease was partially offset by an increase in payroll and incentive compensation costs.
Restructuring activities. Restructuring activities costs of $3.5 million were recognized in the three months ended June 29, 2025. These charges were incurred by our Europe reportable segment primarily as a result of severance related to back office consolidation.
Net interest expense. Net interest expense increased to $31.5 million recognized in the three months ended June 29, 2025 from $15.3 million recognized in the three months ended June 30, 2024. The increase in net interest expense resulted primarily from a prior year gain recognized on early extinguishment of debt and a decrease in interest income earned on excess cash due to lower cash balances in the current year. Partially offsetting these increases in net interest expense was a decrease in interest expense on outstanding borrowings due to the repurchases of outstanding debt.
Income taxes. Income tax expense increased to $119.6 million, a 25.1% effective tax rate, for the three months ended June 29, 2025 compared to an income tax expense of $100.7 million, a 23.6% effective tax rate, for the three months ended June 30, 2024. The increase in income tax expense in 2025 resulted primarily from the increase of profit before income taxes.

Six Months Ended June 29, 2025 Compared to the Six Months Ended June 30, 2024
Net sales. Net sales generated in the six months ended June 29, 2025 increased $299.1 million, or 3.4%, from net sales generated in the six months ended June 30, 2024. The following table provides net sales information:

Sources of net sales	Six Months Ended June 29, 2025	Change from Six Months Ended June 30, 2024		Impact on Change from Six Months Ended June 30, 2024
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$5,563,574	$320,277	6.1%	1.5%	4.6%	—%
Europe	2,602,799	33,355	1.3%	(2.2)%	1.1%	2.4%
Mexico	1,054,001	(54,506)	(4.9)%	0.4%	10.5%	(15.8)%
Total net sales	$9,220,374	$299,126	3.4%
U.S. Reportable Segment. U.S. net sales generated in the six months ended June 29, 2025 increased $320.3 million, or 6.1%, from U.S. net sales generated in the six months ended June 30, 2024 primarily due to an increase in net sales per pound and an increase in sales volume of $241.0 million, or 4.6 percentage points, and $79.3 million, or 1.5 percentage points, respectively. The increase in net sales per pound was driven primarily by favorable market pricing conditions and shift in consumer demand to higher value products.
Europe Reportable Segment. Europe net sales generated in the six months ended June 29, 2025 increased $33.4 million, or 1.3%, from Europe net sales generated in the six months ended June 30, 2024 primarily due to the favorable impact of foreign currency translation and an increase in net sales per pound of $61.5 million, or 2.4 percentage points, and $28.1 million, or 1.1 percentage points, respectively. The increase in net sales was partially offset by a decrease in sales volume of $56.2 million, or 2.2 percentage points. The increase in net sales per pound was primarily due to the pass through of higher input costs, such as feed, labor, and utilities.
Mexico Reportable Segment. Mexico net sales generated in the six months ended June 29, 2025 decreased $54.5 million, or 4.9%, from Mexico net sales generated in the six months ended June 30, 2024 primarily due to the unfavorable impact of foreign currency translation of $175.4 million, or 15.8 percentage points. The decrease in net sales was partially offset by increases in net sales per pound and sales volume of $116.4 million, or 10.5 percentage points, and $4.5 million, or 0.4 percentage points, respectively. The decrease due to the unfavorable impact of foreign currency translation was driven by a year-over-year depreciation of 17% in the Mexican peso against the U.S. dollar due to inflation in the Mexican economy, along with uncertainties impacting the exchange rate. The increase in price per pound sold was driven by an increase in commodity chicken pricing due to increased local consumer demand and lower supply due to bird disease.
Gross profit and cost of sales. Gross profit increased by $194.6 million from $1.1 billion generated in the six months ended June 30, 2024 to $1.3 billion generated in the six months ended June 29, 2025. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Six Months Ended June 29, 2025	Change from Six Months Ended June 30, 2024		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 29, 2025	June 30, 2024
	(In thousands, except percent data)
Net sales	$9,220,374	$299,126	3.4%	100.0%	100.0%
Cost of sales	7,950,206	104,493	1.3%	86.2%	87.9%
Gross profit	$1,270,168	$194,633	18.1%	13.8%	12.1%

Sources of gross profit	Six Months Ended June 29, 2025	Change from Six Months Ended June 30, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$876,864	$187,233	27.1%
Europe	240,437	34,402	16.7%
Mexico	152,867	(27,002)	(15.0)%
Total gross profit	$1,270,168	$194,633	18.1%

Sources of cost of sales	Six Months Ended June 29, 2025	Change from Six Months Ended June 30, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$4,686,710	$133,044	2.9%
Europe	2,362,362	(1,047)	—%
Mexico	901,134	(27,504)	(3.0)%
Total cost of sales	$7,950,206	$104,493	1.3%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the six months ended June 29, 2025 increased $133.0 million, or 2.9%, from cost of sales incurred by our U.S. segment during the six months ended June 30, 2024. The increase in cost of sales was primarily driven by an increase in sales volume and an increase in cost per pound sold of $68.9 million, or 1.5 percentage points, and $64.1 million, or 1.4 percentage points, respectively. The increase in sales volume was driven by consumer demand. The increase from prior year in cost per pound sold is primarily due to increased labor, fleet, grower pay, packaging, utilities, and other operating costs. These increases were partially offset by a decrease in live operations costs driven by declining feed ingredients costs, specifically soybean meal. Corn market prices increased approximately 5% from prior year levels and soybean meal market prices decreased approximately 17% from prior year levels.
Europe Reportable Segment. Cost of sales incurred by our Europe operations during the six months ended June 29, 2025 decreased $1.0 million, from cost of sales incurred by our Europe segment during the six months ended June 30, 2024. The decrease in cost of sales was primarily driven by decreases in sales volume and cost per pound sold of $51.7 million, or 2.2 percentage points, and $5.8 million, or 0.2 percentage points, respectively. Partially offsetting these decreases was the unfavorable impact of foreign currency translation of $56.5 million, or 2.4 percentage points.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the six months ended June 29, 2025 decreased $27.5 million, or 3.0%, from cost of sales incurred by our Mexico segment during the six months ended June 30, 2024. The decrease in cost of sales was driven by the favorable impact of foreign currency translation of $150.0 million, or 16.2 percentage points. As noted above, there was a year-over-year depreciation of 17% in the Mexican peso against the U.S. dollar. This decrease was partially offset by an increase in cost per pound sold and sales volume of $118.7 million, or 12.8 percentage points, and $3.8 million, or 0.4 percentage points, respectively. The increase in cost per pound sold was driven by an increase in year-over-year market prices of commodity ingredients, such as corn which increased over 20%, while the average market price of soybean meal during the first half of 2025 was about 4% below prior year levels.
Operating income and SG&A expense. Operating income increased by $225.8 million, or 32.7%, from income of $691.1 million generated in the six months ended June 30, 2024 to income of $916.8 million generated in the six months ended June 29, 2025. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Six Months Ended June 29, 2025	Change from Six Months Ended June 30, 2024		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 29, 2025	June 30, 2024
	(In thousands, except percent data)
Gross profit	$1,270,168	$194,633	18.1%	13.8%	12.1%
SG&A expense	333,236	(1)	—%	3.6%	3.7%
Restructuring activities	20,111	(31,123)	(60.7)%	0.2%	0.6%
Operating income	$916,821	$225,757	32.7%	9.9%	7.7%

Sources of operating income	Six Months Ended June 29, 2025	Change from Six Months Ended June 30, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$673,793	$186,388	38.2%
Europe	119,490	64,381	116.8%
Mexico	123,538	(25,012)	(16.8)%
Total operating income	$916,821	$225,757	32.7%

Sources of SG&A expense	Six Months Ended June 29, 2025	Change from Six Months Ended June 30, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$203,071	$845	0.4%
Europe	100,836	1,144	1.1%
Mexico	29,329	(1,990)	(6.4)%
Total SG&A expense	$333,236	$(1)	—%

Sources of restructuring activities charges	Six Months Ended June 29, 2025	Change from Six Months Ended June 30, 2024
		Amount	Percent
	(In thousands, except percent data)
Europe	$20,111	$(31,123)	(60.7)%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the six months ended June 29, 2025 increased $0.8 million, or 0.4%, from SG&A expense incurred by our U.S. reportable segment during the six months ended June 30, 2024. The increase in SG&A expense resulted primarily from an increase in incentive compensation and marketing costs, partially offset by a decrease in legal settlement expense.
Europe Reportable Segment. SG&A expense incurred by our Europe reportable segment during the six months ended June 29, 2025 increased $1.1 million, or 1.1%, from SG&A expense incurred by our Europe segment during the six months ended June 30, 2024. The increase in SG&A expense was primarily due to the unfavorable impact of foreign currency translation, partially offset by a decrease in payroll costs, professional fees, and insurance.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the six months ended June 29, 2025 decreased $2.0 million, or 6.4%, from SG&A expense incurred by our Mexico segment during the six months ended June 30, 2024. The primary driver of the decrease in SG&A expense was the favorable impact of foreign currency translation due to the year-over-year depreciation of the Mexican peso against the U.S. dollar. This decrease was partially offset by an increase in payroll and incentive compensation costs.
Restructuring activities. Restructuring activities costs of $20.1 million were recognized in the six months ended June 29, 2025. These charges were incurred by our Europe reportable segment primarily as a result of primarily severance related to back office consolidation and warehouse closure costs.
Net interest expense. Net interest expense increased to $48.2 million recognized in the six months ended June 29, 2025 from $46.2 million recognized in the six months ended June 30, 2024. The increase in net interest expense resulted primarily from a prior year gain recognized on early extinguishment of debt, partially offset by an increase in interest income earned on excess cash due to higher average cash balances in the six months ended June 29, 2025 compared to the six months ended June 30, 2024, and a decrease on interest expense on outstanding borrowings due to the repurchases of outstanding debt.
Income taxes. Income tax expense increased to $213.7 million, a 24.7% effective tax rate, for the six months ended June 29, 2025 compared to an income tax expense of $152.7 million, a 23.3% effective tax rate, for the six months ended June 30, 2024. The increase in income tax expense resulted primarily from the increase in profit before income taxes.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of June 29, 2025:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$849.0
Borrowing arrangements:
U.S. Credit Facility(a)	850.0	—	825.8
Mexico Credit Facility(b)	58.9	—	58.9
Europe Credit Facility(c)	205.9	—	205.9
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at June 29, 2025 totaled $24.2 million.
(b)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $58.9 million (Mex$1.1 billion).
(c)The U.S. dollar-equivalent of the facility amount under the Europe Credit Facility is $205.9 million (£150 million).
On March 13, 2025, the Company declared a special dividend of $6.30 per share, to stockholders of record as of April 3, 2025. On April 17, 2025, the Company paid that special dividend from retained earnings of approximately $1.5 billion. The Company used cash on hand to fund the special cash dividend.
On July 30, 2025, the Company declared a special dividend of $2.10 per share, to stockholders of record as of August 20, 2025. The Company will fund the special cash dividend using cash on hand. The special cash dividend is payable on September 3, 2025 for an approximate amount of $500.0 million.
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months. This includes the construction of a new prepared foods facility in Walker County, Georgia which we expect to be completed in the first half of 2027.
Historical Flow of Funds

Cash Flows from Operating Activities	Six Months Ended
	June 29, 2025	June 30, 2024
	(In millions)
Net income	$652.4	$501.5
Net noncash expenses	220.7	235.9
Changes in operating assets and liabilities:
Trade accounts and other receivables	(75.0)	62.4
Inventories	(105.7)	146.2
Prepaid expenses and other current assets	(17.4)	(43.5)
Accounts payable, accrued expenses and other current liabilities	(34.6)	14.3
Income taxes	8.0	88.6
Long-term pension and other postretirement obligations	(1.5)	3.7
Other operating assets and liabilities	(24.8)	(19.4)
Cash provided by operating activities	$622.1	$989.7
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $220.7 million for the six months ended June 29, 2025. Net noncash expense items included depreciation and amortization of $218.0 million, deferred income tax benefit of $19.5 million, stock-based compensation costs of $14.2 million, loan cost amortization of $2.5 million, losses on property disposals of $2.0 million, loss on early extinguishment of debt of $1.4 million, accretion of discounts related to Senior Notes of $1.2 million, and asset impairment of $0.8 million. Other net noncash items were immaterial.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $75.0 million use of cash related to operating activities for the six months ended June 29, 2025. This change resulted from an increase in trade accounts receivable due to a decrease in discounted accounts receivables and an increase in sales from more favorable market pricing. The change in trade accounts and other receivables represented a $62.4 million source of cash related to operating activities for the six months ended June 30, 2024. This change primarily resulted from a decrease in trade accounts receivable due to timing of payments received.
The change in inventories represented a $105.7 million use of cash related to operating activities for the six months ended June 29, 2025. This change resulted primarily from increased input costs and an increase in inventories after higher seasonal sales in the U.K. and in anticipation of higher demand over the summer season. The change in inventories represented a $146.2 million source of cash related to operating activities for the six months ended June 30, 2024. This change resulted primarily from decreased raw material costs, work-in-process inventories due to lower feed ingredient costs, and lower finished goods inventories.
The change in prepaid expenses and other current assets represented a $17.4 million use of cash related to operating activities for the six months ended June 29, 2025. This change resulted primarily from an increase in prepaid indirect taxes in our Mexico and Europe reportable segments and prepaid insurance. The change in prepaid expenses and other current assets represented a $43.5 million use of cash related to operating activities for the six months ended June 30, 2024. This change resulted primarily from an increase in prepaid indirect taxes in our Mexico and Europe reportable segments.
The change in accounts payable, accrued expenses and other current liabilities represented a $34.6 million use of cash related to operating activities for the six months ended June 29, 2025. This change resulted primarily from the payment of incentive compensation accrued for in 2024 and payments of litigation settlements, partially offset by an increase in the days payables outstanding, and increases in accrued payroll and insurance expenses. The change in accounts payable, accrued expenses and other current liabilities represented a $14.3 million source of cash related to operating activities for the six months ended June 30, 2024. This change resulted primarily from timing of payments to our suppliers, a reduction in grain input costs, and timing of legal settlement payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $8.0 million and $88.6 million source of cash for the six months ended June 29, 2025 and June 30, 2024, respectively.

Cash Flows from Investing Activities	Six Months Ended
	June 29, 2025	June 30, 2024
	(In millions)
Acquisitions of property, plant and equipment	$(259.3)	$(213.2)
Proceeds from property disposals	2.9	4.5
Cash used in investing activities	$(256.4)	$(208.7)
Capital expenditures were incurred primarily for growth projects, to improve operational efficiencies, system enhancement projects, and reduce costs for the six months ended June 29, 2025.
Capital expenditures were incurred for growth projects, such as the South Georgia protein conversion plant, and to improve operational efficiencies, system enhancement projects, and reduce costs for the six months ended June 30, 2024.

Cash Flows from Financing Activities	Six Months Ended
	June 29, 2025	June 30, 2024
	(In millions)
Payments for dividend	$(1,495.5)	$—
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(90.7)	(150.9)
Payments on early extinguishment of debt	(2.1)	(0.2)
Proceeds from contribution of capital under Tax Sharing Agreement with JBS USA Holdings	—	1.4
Cash provided by (used in) financing activities	$(1,588.3)	$(149.7)
Payments for dividend during the six months ended June 29, 2025 are related to the special cash dividend that was declared during March 2025 and paid in April 2025. Payments on revolving line of credit, long-term borrowings and finance lease obligations and payments on early extinguishment of debt during the six months ended June 29, 2025, are primarily related to open market repurchases of outstanding senior notes.
Payments on revolving line of credit, long-term borrowings and finance lease obligations during the six months ended June 30, 2024, are primarily related to open market repurchases of outstanding senior notes. The proceeds from contribution of capital under the Tax Sharing Agreement with JBS USA Holdings were a payment of net tax incurred during the tax year 2023. Payments on early extinguishment of debt are transaction fees related to the bond repurchases.
Long-Term Debt and Other Borrowing Arrangements
Our long-term debt and other borrowing arrangements consist of senior notes, revolving credit facilities and other term loan agreements. For a description, refer to “Note 12. Debt.”
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses, (2) restructuring activities losses, (3) costs related to litigation settlements, and (4) net income attributable to noncontrolling interests. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

Six Months Ended
June 29, 2025
(In thousands)
Net income	$652,352
Add:
Interest expense, net	48,236
Income tax expense	213,672
Depreciation and amortization	218,022
EBITDA	1,132,282
Add:
Foreign currency transaction losses	2,839
Litigation settlements	65,714
Restructuring activities losses	20,111
Minus:
Net income attributable to noncontrolling interest	799
Adjusted EBITDA	$1,220,147

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
Commodity Prices
We purchase certain commodities, primarily corn, soybean meal, soybean oil, and wheat, for use as ingredients in the feed we either sell commercially or consume in our live operations. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. We attempt to minimize our exposure to the changing price and availability of such feed ingredients by using various techniques, including, but not limited to, (1) executing purchase agreements with suppliers for future physical delivery of feed ingredients at established prices and (2) purchasing or selling derivative financial instruments such as futures and options.
For this sensitivity analysis, market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of the periods presented. The impact of this fluctuation, if realized, could be mitigated by related commodity hedging activity. However, fluctuations greater than 10% could occur.

	Three Months Ended June 29, 2025
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$819,287	$81,929
Feed ingredient inventory(b)	162,967	16,297
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended June 29, 2025.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of June 29, 2025.

	June 29, 2025
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative liabilities(a)	$(389)	$(39)
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in a change in the fair value of our net commodity derivative position, including margin cash, as of June 29, 2025.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $92.2 million as of June 29, 2025.
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
Net Assets. As of June 29, 2025, our Mexican subsidiaries that are denominated in Mexican peso had net assets of $811.0 million. A 10% weakening in Mexican peso against the U.S. dollar exchange rate would cause a decrease in the net assets of our Mexican subsidiaries by $73.7 million. A 10% strengthening in the Mexican peso against the U.S dollar exchange rate would cause an increase in the net assets of our Mexican subsidiaries of $90.1 million.
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
Net Assets. As of June 29, 2025, our Europe subsidiaries that are denominated in British pounds had net assets of $944.1 million. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our Europe subsidiaries by $85.8 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our Europe subsidiaries of $104.9 million.
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
•Disruptions in international markets and distribution channels for various reasons, including, but not limited to, the ongoing Russia-Ukraine war or wars in the Middle East;
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
As of June 29, 2025, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended June 29, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
During 2024, the Company completed the first phase of a multi-year implementation of an enterprise resource planning (“ERP”) system. The implementation did not materially affect our internal control over financial reporting during the three months ended June 29, 2025. The second phase of the implementation was completed on April 21, 2025 and we do not expect any material effects to our internal control over financial reporting throughout the remainder of the implementation period.

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
ITEM 5.    OTHER INFORMATION
None of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended June 29, 2025.
ITEM 6.    EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

3.2	Amended and Restated Corporate Bylaws of the Company. (incorporated by reference from Exhibit 3.2 of the Company's Current Form 8-K (No. 001-09273) filed on May 3, 2021).

10.1	Amended and Restated 2019 Long-Term Incentive Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 1, 2025).†

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or compensation plan arrangement.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: July 30, 2025	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)