Form 10-Q
period 2025-09-28
PILGRIMS PRIDE CORP
filed 2025-10-30
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of October 29, 2025, was 237,547,447.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 28, 2025	December 29, 2024
	(In thousands)
Cash and cash equivalents	$612,582	$2,040,834
Restricted cash and restricted cash equivalents	2,761	2,324
Investment in available-for-sale securities	—	10,220
Trade accounts and other receivables, less allowance for credit losses	1,131,047	1,004,334
Accounts receivable from related parties	11,170	2,608
Inventories	1,968,863	1,783,488
Income taxes receivable	65,979	72,414
Assets held for sale	13,540	3,062
Prepaid expenses and other current assets	260,968	200,879
Total current assets	4,066,910	5,120,163
Deferred tax assets	29,507	29,483
Other long-lived assets	93,443	62,019
Operating lease assets, net	242,646	255,713
Intangible assets, net	834,864	806,234
Goodwill	1,327,744	1,239,073
Property, plant and equipment, net	3,357,287	3,137,891
Total assets	$9,952,401	$10,650,576

Accounts payable	$1,470,607	$1,411,519
Accounts payable to related parties	36,640	15,257
Revenue contract liabilities	55,977	48,898
Accrued expenses and other current liabilities	977,258	1,015,504
Income taxes payable	147,672	60,097
Current maturities of long-term debt	912	858
Total current liabilities	2,689,066	2,552,133
Noncurrent operating lease liabilities, less current maturities	193,435	195,944
Long-term debt, less current maturities	3,091,663	3,206,113
Deferred tax liabilities	407,773	422,952
Other long-term liabilities	14,787	20,038
Total liabilities	6,396,724	6,397,180
Common stock	2,627	2,623
Treasury stock	(544,687)	(544,687)
Additional paid-in capital	2,013,830	1,994,259
Retained earnings	2,157,530	3,157,511
Accumulated other comprehensive loss	(87,366)	(370,300)
Total Pilgrim’s Pride Corporation stockholders’ equity	3,541,934	4,239,406
Noncontrolling interest	13,743	13,990
Total stockholders’ equity	3,555,677	4,253,396
Total liabilities and stockholders’ equity	$9,952,401	$10,650,576
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands, except per share data)
Net sales	$4,759,342	$4,584,979	$13,979,716	$13,506,227
Cost of sales	4,099,958	3,901,009	12,050,164	11,746,722
Gross profit	659,384	683,970	1,929,552	1,759,505
Selling, general and administrative expense	164,997	144,780	498,233	478,017
Restructuring activities	1,779	30,836	21,890	82,070
Operating income	492,608	508,354	1,409,429	1,199,418
Interest expense, net of capitalized interest	38,157	41,597	122,370	114,041
Interest income	(9,167)	(22,099)	(45,144)	(48,308)
Foreign currency transaction losses (gains)	5,169	(678)	8,008	(7,240)
Miscellaneous, net	(2,931)	7,935	(3,209)	5,153
Income before income taxes	461,380	481,599	1,327,404	1,135,772
Income tax expense	118,319	131,609	331,991	284,321
Net income	343,061	349,990	995,413	851,451
Less: Net income attributable to noncontrolling interests	248	130	1,047	867
Net income attributable to Pilgrim’s Pride Corporation	$342,813	$349,860	$994,366	$850,584

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	237,546	237,123	237,387	236,953
Effect of dilutive common stock equivalents	980	768	1,024	733
Diluted	238,526	237,891	238,411	237,686

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$1.44	$1.48	$4.19	$3.59
Diluted	$1.44	$1.47	$4.17	$3.58
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Net income	$343,061	$349,990	$995,413	$851,451
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	(41,412)	110,012	284,515	(4,124)
Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	(2,548)	2,314	(804)	4,321
Reclassification to net earnings for losses (gains) realized	734	(639)	2,016	(2,700)
Available-for-sale securities:
Gains (losses) arising during the period	(7)	(43)	(94)	109
Income tax effect	12	10	35	(27)
Reclassification to net earnings for losses (gains) realized	8	152	110	(82)
Income tax effect	(2)	(37)	(27)	20
Defined benefit plans:
Gains (losses) arising during the period	(2,506)	1,016	(1,995)	9,135
Income tax effect	618	(351)	393	(2,386)
Reclassification to net earnings for losses (gains) realized	(83)	11,037	(1,610)	11,381
Income tax effect	20	(2,671)	395	(2,754)
Total other comprehensive income (loss), net of tax	(45,166)	120,800	282,934	12,893
Comprehensive income	297,895	470,790	1,278,347	864,344
Less: Comprehensive income attributable to noncontrolling interests	248	130	1,047	867
Comprehensive income attributable to Pilgrim’s Pride Corporation	$297,647	$470,660	$1,277,300	$863,477
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended September 28, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2024	262,263	$2,623	(25,142)	$(544,687)	$1,994,259	$3,157,511	$(370,300)	$13,990	$4,253,396
Net income	—	—	—	—	—	994,366	—	1,047	995,413
Other comprehensive income, net of tax	—	—	—	—	—	—	282,934	—	282,934
Stock-based compensation plans:
Common stock issued under compensation plans	425	4	—	—	(4)	—	—	—	—
Requisite service period recognition	—	—	—	—	19,575	—	—	—	19,575
Special cash dividend	—	—	—	—	—	(1,994,347)	—	—	(1,994,347)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1,294)	(1,294)
Balance at September 28, 2025	262,688	$2,627	(25,142)	$(544,687)	$2,013,830	$2,157,530	$(87,366)	$13,743	$3,555,677

Three Months Ended September 28, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 29, 2025	262,521	$2,625	(25,142)	$(544,687)	$2,008,442	$2,313,567	$(42,200)	$14,789	$3,752,536
Net income	—	—	—	—	—	342,813	—	248	343,061
Other comprehensive loss, net of tax	—	—	—	—	—	—	(45,166)	—	(45,166)
Stock-based compensation plans:
Common stock issued under compensation plans	167	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	5,390	—	—	—	5,390
Special cash dividend	—	—	—	—	—	(498,850)	—	—	(498,850)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1,294)	(1,294)
Balance at September 28, 2025	262,688	$2,627	(25,142)	$(544,687)	$2,013,830	$2,157,530	$(87,366)	$13,743	$3,555,677

Nine Months Ended September 29, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2023	261,931	$2,620	(25,142)	$(544,687)	$1,978,849	$2,071,073	$(176,483)	$13,205	$3,344,577
Net income	—	—	—	—	—	850,584	—	867	851,451
Other comprehensive income, net of tax	—	—	—	—	—	—	12,893	—	12,893
Stock-based compensation plans:
Common stock issued under compensation plans	332	3	—	—	(3)	—	—	—	—
Requisite service period recognition	—	—	—	—	9,745	—	—	—	9,745
Balance at September 29, 2024	262,263	$2,623	(25,142)	$(544,687)	$1,988,591	$2,921,657	$(163,590)	$14,072	$4,218,666

Three Months Ended September 29, 2024	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 30, 2024	262,084	$2,621	(25,142)	$(544,687)	$1,986,198	$2,571,797	$(284,390)	$13,942	$3,745,481
Net income	—	—	—	—	—	349,860	—	130	349,990
Other comprehensive income, net of tax	—	—	—	—	—	—	120,800	—	120,800
Stock-based compensation plans:
Common stock issued under compensation plans	179	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	2,395	—	—	—	2,395
Balance at September 29, 2024	262,263	$2,623	(25,142)	$(544,687)	$1,988,591	$2,921,657	$(163,590)	$14,072	$4,218,666
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 28, 2025	September 29, 2024
	(In thousands)
Cash flows from operating activities:
Net income	$995,413	$851,451
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	334,448	321,768
Deferred income tax expense (benefit)	(34,042)	45,220
Stock-based compensation	19,575	9,205
Loan cost amortization	3,718	3,798
Loss on property disposals	2,855	1,104
Accretion of discount related to Senior Notes	1,796	1,898
Asset impairment	844	26,633
Loss (gain) on early extinguishment of debt recognized as a component of interest expense	573	(11,211)
Gain on equity-method investments	—	(6)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(84,675)	62,646
Inventories	(138,932)	172,990
Prepaid expenses and other current assets	(34,558)	(65,555)
Accounts payable, accrued expenses and other current liabilities	(42,442)	79,672
Income taxes	95,827	151,902
Long-term pension and other postretirement obligations	(245)	13,135
Other operating assets and liabilities	(39,715)	(23,858)
Cash provided by operating activities	1,080,440	1,640,792
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(441,146)	(316,949)
Proceeds from property disposals	4,143	9,724
Cash used in investing activities	(437,003)	(307,225)
Cash flows from financing activities:
Payments for dividend	(1,994,347)	—
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(114,772)	(151,671)
Payment on early extinguishment of debt	(2,120)	(200)
Purchase of noncontrolling interest	(1,294)	—
Proceeds from contribution of capital under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	—	1,425
Payments of capitalized loan costs	—	(16)
Cash used in financing activities	(2,112,533)	(150,462)
Effect of exchange rate changes on cash and cash equivalents	41,281	(29,916)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,427,815)	1,153,189
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	2,043,158	731,223
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$615,343	$1,884,412
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest food companies in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s is primarily a chicken producer, with pork and lamb operations in the U.K. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products (from its U.K. operations) to over 120 countries. Our fresh products consist of refrigerated whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork, pork ribs, and lamb products. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meatballs. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of September 28, 2025, Pilgrim’s had approximately 62,900 employees and had the capacity to process approximately 41.3 million birds per 5-day work week. Approximately 4,150 contract growers supply chicken for the Company’s operations. As of September 28, 2025, PPC had the capacity to process approximately 42,750 pigs per 5-day work week and 208 contract growers supply pigs for the Company’s U.K. operations. As of September 28, 2025, JBS S.A., through its indirect wholly-owned subsidiaries (collectively, “JBS”), beneficially owned 82.3% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 28, 2025 are not necessarily indicative of the results that may be expected for the year ending December 28, 2025. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2024.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2025) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The nine months ended September 28, 2025 represents the period from December 30, 2024 through September 28, 2025. The nine months ended September 29, 2024 represents the period from January 1, 2024 through September 29, 2024.
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
The functional currency of the Company’s U.S. operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and the Republic of Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company’s operations in France, the Netherlands and the Republic of Ireland is the euro. In the second quarter of 2024, the Company determined that there was a significant change in economic factors that necessitated a reassessment at that time of the appropriate functional currency of the Mexico reportable segment. The primary economic factors driving the change included 1) the recent sustained, historical strengthening of the Mexican peso against the U.S. dollar and against other global currencies without a correlated impact on the average product sales prices of our Mexico operations and 2) a shift in the proportional volume of spend we have that is denominated in Mexican peso in relation to spend that is denominated in U.S. dollar. As a result of this reassessment, on April 1, 2024, the Company changed the functional currency of its Mexico operations from the U.S. dollar to the Mexican peso. The change in the functional currency was accounted for on April 1, 2024, and did not have a material impact on our consolidated financial statements. For foreign currency-denominated entities, including the Company’s Mexico operations after April 1, 2024, translation from local currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. For the Company’s Mexico operations prior to April 1, 2024, remeasurement from the Mexican peso to U.S. dollars was performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement was performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts were remeasured using average exchange rates for the period. Net adjustments that resulted from remeasurement of the financial records, as well as foreign currency transaction gains and losses, are reflected in Foreign currency transaction losses (gains) in the Condensed Consolidated Statements of Income.
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
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 28, 2025	December 29, 2024
	(In thousands)
Cash and cash equivalents	$612,582	$2,040,834
Restricted cash and restricted cash equivalents	2,761	2,324
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$615,343	$2,043,158
Recent Accounting Pronouncements Not Yet Adopted as of September 28, 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures for income taxes to enhance transparency and usefulness of income tax disclosures. The guidance requires additional disclosures for the tabular rate reconciliation, income taxes paid, and the disaggregation of domestic, federal and state, and foreign components within income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. The provisions of the new guidance are effective for annual periods beginning after December 15, 2024. The Company plans to adopt this guidance at the end of this fiscal year. The impact of this new standard will only impact disclosures.
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
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended September 28, 2025
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$2,285,301	$351,242	$119,827	$80,243	$2,836,613
Europe	441,162	796,788	154,545	—	1,392,495
Mexico	439,265	60,887	—	30,082	530,234
Total net sales	$3,165,728	$1,208,917	$274,372	$110,325	$4,759,342

	Three Months Ended September 29, 2024
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$2,287,016	$288,539	$121,838	$75,998	$2,773,391
Europe	312,086	847,480	123,718	24,843	1,308,127
Mexico	425,089	50,968	—	27,404	503,461
Total net sales	$3,024,191	$1,186,987	$245,556	$128,245	$4,584,979

	Nine Months Ended September 28, 2025
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$6,829,130	$983,630	$328,630	$258,797	$8,400,187
Europe	1,178,340	2,350,310	424,693	41,951	3,995,294
Mexico	1,332,735	167,216	—	84,284	1,584,235
Total net sales	$9,340,205	$3,501,156	$753,323	$385,032	$13,979,716

	Nine Months Ended September 29, 2024
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$6,602,557	$811,854	$350,600	$251,677	$8,016,688
Europe	869,890	2,569,788	351,473	86,420	3,877,571
Mexico	1,363,962	162,563	—	85,443	1,611,968
Total net sales	$8,836,409	$3,544,205	$702,073	$423,540	$13,506,227
(a)    Included in Other sales shown above are sales of commodity grains and protein byproducts

Additional disaggregation of revenue by sales channel is provided below:

	Three Months Ended September 28, 2025
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,565,285	$1,051,877	$119,827	$99,624	$2,836,613
Europe	851,509	242,759	154,545	143,682	1,392,495
Mexico(a)	147,572	232,642	—	150,020	530,234
Total net sales	$2,564,366	$1,527,278	$274,372	$393,326	$4,759,342

	Three Months Ended September 29, 2024
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,464,948	$1,083,508	$121,838	$103,097	$2,773,391
Europe	831,869	207,757	123,718	144,783	1,308,127
Mexico(a)	129,294	234,954	—	139,213	503,461
Total net sales	$2,426,111	$1,526,219	$245,556	$387,093	$4,584,979

	Nine Months Ended September 28, 2025
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$4,638,890	$3,135,145	$328,630	$297,522	$8,400,187
Europe	2,473,737	700,026	424,693	396,838	3,995,294
Mexico(a)	413,559	716,996	—	453,680	1,584,235
Total net sales	$7,526,186	$4,552,167	$753,323	$1,148,040	$13,979,716

	Nine Months Ended September 29, 2024
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$4,253,747	$3,082,396	$350,600	$329,945	$8,016,688
Europe	2,465,912	639,384	351,473	420,802	3,877,571
Mexico(a)	401,794	752,210	—	457,964	1,611,968
Total net sales	$7,121,453	$4,473,990	$702,073	$1,208,711	$13,506,227
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

Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 29, 2024	$48,898
Revenue recognized	(44,820)
Cash received, excluding amounts recognized as revenue during the period	51,539
Effect of exchange rates	360
Balance as of September 28, 2025	$55,977
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
We have generally applied the normal purchase and normal sale scope exception (“NPNS”) to our forward physical grain purchase contracts delivered by truck and to our forward physical natural gas and solar-generated power purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, amounts payable under these contracts are recorded when we take delivery of the contracted product and no amounts were recorded for the fair value of these contracts in the condensed consolidated financial statements at September 28, 2025 and December 29, 2024.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	September 28, 2025	December 29, 2024
	(In thousands)
Fair values:
Commodity derivative assets	$6,129	$6,598
Commodity derivative liabilities	(3,099)	(2,494)
Foreign currency derivative assets	1,031	755
Foreign currency derivative liabilities	(460)	(1,397)
Sales contract derivative assets	571	—
Sales contract derivative liabilities	—	(778)
Cash collateral posted with brokers(a)	2,761	2,324
Derivatives coverage(b):
Corn	10.6%	11.5%
Soybean meal	7.6%	9.3%
Period through which stated percent of needs are covered:
Corn	December 2026	December 2025
Soybean meal	December 2026	March 2026
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
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended		Nine Months Ended
Type of Contract (a)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Commodity derivatives	$7,260	$12,612	$(14,744)	$(3,582)	Cost of sales
Sales contract derivatives	(5,527)	(3,815)	(2,299)	(282)	Net sales
Total	$1,733	$8,797	$(17,043)	$(3,864)
(a)Amounts represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Foreign currency derivatives	$(2,504)	$2,301	$(846)	$4,301

	Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended September 28, 2025		Three Months Ended September 29, 2024
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,759,342	$4,099,958	$4,584,979	$3,901,009
Impact from cash flow hedging instruments:
Foreign currency derivatives	(734)	—	299	(340)
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales.

	Gains (Losses) Reclassified from AOCI into Income
	Nine Months Ended September 28, 2025		Nine Months Ended September 29, 2024
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$13,979,716	$12,050,164	$13,506,227	$11,746,722
Impact from cash flow hedging instruments:
Foreign currency derivatives	(2,047)	(31)	2,255	(445)
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales.
At September 28, 2025, there was a $0.8 million pre-tax deferred net loss on foreign currency derivatives recorded in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred loss to earnings.
4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	September 28, 2025	December 29, 2024
	(In thousands)
Trade accounts receivable	$1,096,884	$973,820
Notes receivable from third parties	9,734	8,970
Other receivables	32,777	30,018
Receivables, gross	1,139,395	1,012,808
Allowance for credit losses	(8,348)	(8,474)
Receivables, net	$1,131,047	$1,004,334

Accounts receivable from related parties(a)	$11,170	$2,608
(a)    Additional information regarding accounts receivable from related parties is included in “Note 17. Related Party Transactions.”
Activity in the allowance for credit losses was as follows:

Nine Months Ended
September 28, 2025
(In thousands)
Balance, beginning of period	$(8,474)
Provision charged to operating results	(277)
Account write-offs and recoveries	1,074
Effect of exchange rate	(671)
Balance, end of period	$(8,348)

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
5.     INVENTORIES
Inventories consisted of the following:

	September 28, 2025	December 29, 2024
	(In thousands)
Raw materials and work-in-process	$1,117,001	$1,069,170
Finished products	661,654	527,364
Operating supplies	77,617	77,146
Maintenance materials and parts	112,591	109,808
Total inventories	$1,968,863	$1,783,488
6.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	September 28, 2025		December 29, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$500,159	$500,159	$1,702,493	$1,702,697
Short-term investments:
Fixed income securities	—	—	10,000	10,220
Interest income and gross realized gains during the three and nine months ended September 28, 2025 related to the Company’s available-for-sale securities totaled $11.8 million and $44.8 million while the interest income and gross realized gains during the three and nine months ended September 29, 2024 were $26.2 million and $47.2 million. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Condensed Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during the nine months ended September 28, 2025 and September 29, 2024 that have been included in AOCI and the net amount of gains and losses reclassified out of AOCI to earnings during the nine months ended September 28, 2025 and September 29, 2024 are disclosed in “Note 13. Stockholders’ Equity.”

7.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the nine months ended September 28, 2025 was as follows:

	December 29, 2024	Currency Translation	September 28, 2025
	(In thousands)
U.S.	$41,936	$—	$41,936
Europe	1,097,643	78,024	1,175,667
Mexico	99,494	10,647	110,141
Total	$1,239,073	$88,671	$1,327,744
Intangible assets consisted of the following:

	December 29, 2024	Amortization	Currency Translation	September 28, 2025
	(In thousands)
Cost:
Trade names not subject to amortization	$569,357	$—	$39,716	$609,073
Trade names subject to amortization	112,016	—	2,496	114,512
Customer relationships	431,861	—	22,165	454,026
Accumulated amortization:
Trade names	(61,527)	(2,962)	(505)	(64,994)
Customer relationships	(245,473)	(21,805)	(10,475)	(277,753)
Intangible assets, net	$806,234	$(24,767)	$53,397	$834,864
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
On August 5, 2025, the Company effectively completed a reorganization within its Europe reportable segment resulting in a change in the composition of our reporting units. Prior to the reorganization, the reporting units were Fresh Pork/Lamb, Fresh Poultry, Food Service, Meals, and Brands & Snacking. Following the reorganization, the new reporting units are Fresh Pork/Lamb, Fresh Poultry, Food Service, and Added Value. No impairment was recognized in the third quarter of 2025 as a result of this reorganization.
At September 28, 2025, the Company assessed if events or changes in circumstances indicated that any asset group-level carrying amounts of its intangible assets might not be recoverable. The Company will perform its annual tests of recoverability of all goodwill and trade names not subject to amortization in the fourth quarter of 2025, which if there were to be an impairment, could be material.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	September 28, 2025	December 29, 2024
	(In thousands)
Land	$217,710	$215,305
Buildings	2,397,159	2,307,851
Machinery and equipment	4,348,953	4,137,561
Autos and trucks	133,366	130,013
Finance lease assets	13,311	4,275
Construction-in-progress	491,503	299,933
PP&E, gross	7,602,002	7,094,938
Accumulated depreciation	(4,244,715)	(3,957,047)
PP&E, net	$3,357,287	$3,137,891

The Company recognized depreciation expense of $108.0 million and $102.3 million during the three months ended September 28, 2025 and September 29, 2024, respectively. The Company recognized depreciation expense of $309.6 million and $297.5 million during the nine months ended September 28, 2025 and September 29, 2024, respectively.
During the nine months ended September 28, 2025, the Company incurred $437.3 million on capital projects and transferred $259.3 million of completed projects from construction-in-progress to depreciable assets. During the nine months ended September 29, 2024, the Company incurred $285.8 million on capital projects and transferred $360.7 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures in accounts payable and accrued expenses for the periods ended September 28, 2025 and December 29, 2024 were $29.0 million and $29.2 million, respectively.
During the three and nine months ended September 28, 2025, the Company sold certain PP&E for $1.2 million and $4.1 million, respectively, in cash and recognized a net loss of $0.9 million and $2.9 million, respectively, on these sales. During the three and nine months ended September 29, 2024, the Company sold certain PP&E for $5.2 million and $9.7 million, respectively, in cash and recognized a net gain of $1.6 million and net loss of $1.1 million, respectively, on these sales.
The Company has closed or idled various other facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of September 28, 2025, the carrying amounts of these idled assets totaled $20.3 million based on a depreciable value of $118.0 million and accumulated depreciation of $97.7 million. Idled asset values include those assets that are no longer in use as a result of the recent restructuring activities of our Europe reportable segment. During the nine months ended September 28, 2025, the Company recognized an additional impairment loss on PP&E of $0.8 million incurred as a result of those restructuring activities. Additional information regarding restructuring activities is included in “Note 16. Restructuring-Related Activities.”
As of September 28, 2025, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its PP&E held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its PP&E held for use at that date.
9.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	September 28, 2025	December 29, 2024
	(In thousands)
Accounts payable:
Trade accounts payable	$1,339,267	$1,269,417
Book overdrafts	106,965	113,364
Other payables	24,375	28,738
Total accounts payable	1,470,607	1,411,519
Accounts payable to related parties(a)	36,640	15,257
Revenue contract liabilities(b)	55,977	48,898
Accrued expenses and other current liabilities:
Compensation and benefits	321,970	346,355
Accrued sales rebates	124,715	116,439
Insurance and self-insured claims	102,781	76,025
Litigation settlements(c)	97,540	111,769
Interest and debt-related fees	59,308	65,192
Current maturities of operating lease liabilities	58,073	63,327
Taxes	43,986	35,938
Derivative liabilities(d)	3,559	4,669
Other accrued expenses	165,326	195,790
Total accrued expenses and other current liabilities	977,258	1,015,504
Total	$2,540,482	$2,491,178
(a)    Additional information regarding accounts payable to related parties is included in “Note 17. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 2. Revenue Recognition.”

(c)    Additional information regarding litigation settlements is included in “Note 19. Commitments and Contingencies.” These amounts may include accruals for both negotiated settlements and reasonable estimates for probable losses.
(d)    Additional information regarding derivative liabilities is included in “Note 3. Derivative Financial Instruments.”
10.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for invoices that are confirmed as valid under the program from participating suppliers to a financing entity. Maturity dates are generally between 65-120 days and we pay either the supplier or the financing entity depending on the supplier’s election. We do not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. As of September 28, 2025 and December 29, 2024, the outstanding balance of confirmed invoices was $210.1 million and $152.8  million respectively and are included in Accounts Payable in the Consolidated Balance Sheets.
11.    INCOME TAXES
The Company recorded income tax expense of $332.0 million, a 25.0% effective tax rate, for the nine months ended September 28, 2025, compared to income tax expense of $284.3 million, a 25.0% effective tax rate, for the nine months ended September 29, 2024. The increased income tax expense in 2025 resulted primarily from the increase of profit before income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 28, 2025, the Company did not believe it had sufficient positive evidence to conclude that a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the nine months ended September 28, 2025 and September 29, 2024, there is a tax effect of $(2.9) million and $(5.1) million, respectively, reflected in other comprehensive income.
For the nine months ended September 28, 2025 and September 29, 2024, there are immaterial tax effects reflected in income tax expense due to excess tax windfalls and shortfalls related to stock-based compensation.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S., introducing various changes to federal tax law. We have evaluated the provisions of the OBBBA and determined that they do not have a material impact on our consolidated financial statements through September 30, 2025, nor do we currently anticipate that the OBBBA will have a material impact on our consolidated financial statements in the future.
12.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	September 28, 2025	December 29, 2024
		(In thousands)
Senior notes payable, net of discount, at 6.875%	2034	$492,021	$491,329
Senior notes payable, net of discount, at 6.25%	2033	917,697	974,381
Senior notes payable at 3.50%	2032	899,600	900,000
Senior notes payable, net of discount, at 4.25%	2031	791,748	850,342
U.S. Credit Facility (defined below) at SOFR plus 1.35%	2028	—	—
Europe Credit Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico Credit Facility (defined below) with notes payable at TIIE plus 1.35%	2026	—	—
Live Oak CHP Project PACE Loan 5.15%	2053	19,361	20,599
Finance lease obligations	Various	1,532	1,792
Long-term debt		3,121,959	3,238,443
Less: Current maturities of long-term debt		(912)	(858)
Long-term debt, less current maturities		3,121,047	3,237,585
Less: Capitalized financing costs		(29,384)	(31,472)
Long-term debt, less current maturities, net of capitalized financing costs		$3,091,663	$3,206,113
Bond Repurchase Program
On May 1, 2024, the Board approved a bond repurchase program which permits the Company to repurchase up to an aggregate amount of $200.0 million of the Company’s outstanding senior notes. On May 1, 2025, the Board approved an increase to the bond repurchase program for an additional amount of $500.0 million. In the three months ended September 28, 2025, the Company repurchased $25.2 million of outstanding principal of the Senior Notes due 2031 resulting in $1.2 million gross realized gains recognized. The gross realized gains on early extinguishment of debt are recognized in interest expense. The original discount and capitalized financing costs associated with the amounts repurchased are immaterial and are combined with the gross losses on early extinguishment of debt, along with a nominal amount of transaction fees. To date under the program, the Company has repurchased $203.9 million of outstanding principal of the Senior Notes due 2031, $0.4 million of Senior Notes due 2032, and $77.5 million of outstanding principal of the Senior Notes due 2033.
U.S. Credit Facility
On October 4, 2023, the Company and certain of the Company’s subsidiaries entered into a Revolving Syndicated Facility Agreement (the “U.S. Credit Facility”) with CoBank, ACB as administrative agent and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $850.0 million. The loan commitment matures on October 4, 2028. The U.S. Credit Facility is unsecured and will be used for general corporate purposes. Outstanding borrowings under the U.S. Credit Facility bear interest at a per annum rate equal to either the Secured Overnight Financing Rate (“SOFR”) or the prime rate plus applicable margins based on the Company’s credit ratings. As of September 28, 2025, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $24.2 million and $825.8 million, respectively, and there were no outstanding borrowings under this agreement.
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
Europe Credit Facility
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “Europe Credit Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Europe Credit Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the current Sterling Overnight Index Average (“SONIA”) interest rate plus 1.25%. All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of September 28,

2025, both the U.S. dollar-equivalent loan commitment and borrowing availability were $201.0 million and there were no outstanding borrowings under this agreement.
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
Mexico Credit Facility
On August 15, 2023, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Credit Facility”) with BBVA México as lender. The loan commitment under the Mexico Credit Facility is Mex$1.1 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Credit Facility accrue interest at a rate equal to The Interbank Equilibrium Interest (“TIIE”) rate plus 1.35%. The Mexico Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Credit Facility will be used for general corporate and working capital purposes. The Mexico Credit Facility will mature on August 15, 2026. As of September 28, 2025, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $60.4 million. As of September 28, 2025, there were no outstanding borrowings under the Mexico Credit Facility. The Company is currently in compliance with the covenants under the Mexico Credit Facility.
13.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Nine Months Ended September 28, 2025
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses (Gains) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(337,243)	$(2,007)	$(31,028)	$(22)	$(370,300)
Other comprehensive income (loss) before reclassifications	284,515	(846)	(1,754)	(59)	281,856
Amounts reclassified from accumulated other comprehensive loss (income) to net income	—	2,016	(1,215)	83	884
Currency translation	—	42	152	—	194
Net current period other comprehensive income (loss)	284,515	1,212	(2,817)	24	282,934
Balance, end of period	$(52,728)	$(795)	$(33,845)	$2	$(87,366)

	Nine Months Ended September 29, 2024
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses (Gains) on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(114,850)	$(1,914)	$(59,714)	$(5)	$(176,483)
Other comprehensive income (loss) before reclassifications	(4,124)	4,301	7,136	82	7,395
Amounts reclassified from accumulated other comprehensive loss (income) to net income	—	(2,700)	8,627	(62)	5,865
Currency translation	—	20	(387)	—	(367)
Net current period other comprehensive income (loss)	(4,124)	1,621	15,376	20	12,893
Balance, end of period	$(118,974)	$(293)	$(44,338)	$15	$(163,590)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Nine Months Ended September 28, 2025	Nine Months Ended September 29, 2024	Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	(In thousands)
Realized gains (losses) on settlement of foreign currency derivatives classified as cash flow hedges	$(2,047)	$2,255	Net sales
Realized gains on settlement of foreign currency derivatives classified as cash flow hedges	31	445	Cost of sales
Realized gains (losses) on sale of securities	(110)	82	Interest income
Realized gains (losses) on settlement of pension obligations from plan termination	1,611	(10,774)	Miscellaneous, net
Amortization of pension and other postretirement plan actuarial losses(b)	(1)	(607)	Miscellaneous, net
Total before tax	(516)	(8,599)
Tax benefit (expense)	(368)	2,734
Total reclassification for the period	$(884)	$(5,865)
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
On July 30, 2025, the Company declared a special dividend of $2.10 per share, to stockholders of record as of August 20, 2025. On September 3, 2025, the Company paid that special dividend from retained earnings of approximately $500.0 million. The Company used cash on hand to fund the special cash dividend.

14.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans in the U.K., such as the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $8.6 million and $8.3 million in the three months ended September 28, 2025 and September 29, 2024, respectively, and $24.7 million and $26.9 million in the nine months ended September 28, 2025 and September 29, 2024, respectively.
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
The Company used a quarter-end measurement date of September 28, 2025 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended				Nine Months Ended
	September 28, 2025		September 29, 2024		September 28, 2025		September 29, 2024
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,607	$13	$3,140	$13	$4,675	$35	$8,089	$35
Estimated return on plan assets	(2,075)	—	(3,127)	—	(5,980)	—	(8,330)	—
Settlement losses (gains)	—	—	10,774	—	(1,611)	—	10,774	—
Expenses paid from assets	116	—	112	—	346	—	304	—
Amortization of net loss (gain)	(88)	—	259	—	(13)	(1)	594	—
Amortization of past service cost	4	—	4	—	13	—	13	—
Net costs(a)	$(436)	$13	$11,162	$13	$(2,570)	$34	$11,444	$35
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
During the nine months ended September 28, 2025, the Company received $4.6 million from the liquidation of the remaining assets of the Union Plan and GK Pension Plan, the majority of which will be used to cover future plan administration costs for the U.S. defined contribution retirement savings plan. During the nine months ended September 28, 2025, the Company contributed $3.3 million to our pension programs. We anticipate making additional contributions of approximately $3.3 million during the remainder of 2025. The Company contributed $5.1 million to our pension programs during the nine months ended September 29, 2024.
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $8.0 million and $7.5 million in the three months ended September 28, 2025 and September 29, 2024, respectively, and $25.1 million and $25.0 million in the nine months ended September 28, 2025 and September 29, 2024, respectively.

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
As of September 28, 2025 and December 29, 2024, the Company held fixed income securities, derivative assets and derivative liabilities that were required to be measured at fair value on a recurring basis. Fixed income securities consist of investments, such as money market funds and commercial paper. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	September 28, 2025			December 29, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Fixed income securities	$500,159	$—	$500,159	$1,712,917	$—	$1,712,917
Commodity derivative assets	6,129	—	6,129	6,598	—	6,598
Foreign currency derivative assets	1,031	—	1,031	755	—	755
Sales contract derivative assets	571	—	571	—	—	—
Liabilities:
Commodity derivative liabilities	(3,099)	—	(3,099)	(2,494)	—	(2,494)
Foreign currency derivative liabilities	(460)	—	(460)	(1,397)	—	(1,397)
Sales contract derivative liabilities	—	—	—	—	(778)	(778)
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
The carrying amounts and estimated fair values of our debt obligations recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	September 28, 2025		December 29, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(899,600)	$(821,695)	$(900,000)	$(777,033)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(791,748)	(769,901)	(850,342)	(789,304)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(917,697)	(982,771)	(974,381)	(1,001,178)
Fixed-rate senior notes payable at 6.875%, at Level 2 inputs	(492,021)	(551,720)	(491,329)	(533,650)
Live Oak CHP Project PACE Loan at 5.15%, at Level 3 inputs	(19,361)	(18,693)	(20,599)	(18,569)
See “Note 12. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at September 28, 2025 or December 29, 2024, as applicable.
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
The following table provides a summary of our estimates of timelines and costs associated with these restructuring initiatives by major type of cost:

	Pilgrim’s Food Masters 2024	Pilgrim’s Europe Central	Total
	(In thousands)
Earliest implementation date	April 2024	January 2024
Predominant completion date	March 2025	June 2025
Costs incurred and expected to be incurred
Employee-related costs	$19,537	$50,963	$70,500
Asset impairment costs	10,903	1,847	12,750
Contract termination costs	845	1,588	2,433
Other exit and disposal costs (a)	8,657	5,234	13,891
Total exit and disposal costs (b)	$39,942	$59,632	$99,574
Costs incurred since earliest implementation date
Employee-related costs	$19,537	$45,806	$65,343
Asset impairment costs	10,903	1,847	12,750
Contract termination costs	845	1,588	2,433
Other exit and disposal costs (a)	8,657	5,234	13,891
Total exit and disposal costs (b)	$39,942	$54,475	$94,417
(a)Comprised of other costs directly related to the restructuring initiatives including flock depletion, the write-off of prepaid maintenance costs, consulting fees, and costs to return leased assets to original configuration.
(b)All costs, except for asset impairment costs, are estimated to result in cash outlays.
During the nine months ended September 28, 2025, the Company recognized the following expenses and paid the following cash related to each restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Pilgrim’s Food Masters 2024	$(793)	$4,668
Pilgrim’s Europe Central	21,782	18,919
Prior programs substantially complete	901	467
Total	$21,890	$24,054
These expenses are reported in the line item Restructuring activities on the Condensed Consolidated Statements of Income.
The following table reconciles liabilities and reserves associated with each restructuring initiative during the nine months ended September 28, 2025. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Condensed

Consolidated Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in our Condensed Consolidated Balance Sheets. During the nine months ended September 28, 2025, there were no material movements in reserves related to substantially completed programs. These programs have been excluded from the tables below.

	Pilgrim’s Food Masters 2024
	Liability or reserve as of December 29, 2024	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of September 28, 2025
	(In thousands)
Employee retention benefits	$76	$139	$(218)	$3	$—
Severance	1,620	(231)	(1,332)	67	124
Asset impairment	—	95	(95)	—	—
Inventory adjustments	—	(34)	34	—	—
Lease termination	290	(105)	(6)	20	199
Other charges	4,787	(657)	(3,118)	243	1,255
Total	$6,773	$(793)	$(4,735)	$333	$1,578

	Pilgrim’s Europe Central
	Liability or reserve as of December 29, 2024	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of September 28, 2025
	(In thousands)
Employee retention benefits	$—	$(175)	$175	$—	$—
Severance	2,823	18,025	(18,450)	877	3,275
Asset impairment	—	23	(23)	—	—
Inventory adjustments	91	—	(96)	5	—
Lease termination	—	2,053	(2,173)	120	—
Other charges	67	2,015	272	(357)	1,997
Contract termination	1,223	(159)	(916)	77	225
Total	$4,204	$21,782	$(21,211)	$722	$5,497

17.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Sales to related parties
JBS Toledo N.V.	$8,931	$—	$29,576	$—
JBS USA Food Company(a)	8,146	7,768	17,927	21,405
JBS Food Ventures	2,305	—	2,305	—
JBS Chile Ltda.	920	559	1,911	2,505
Other related parties	1,397	472	2,146	1,551
Total	$21,699	$8,799	$53,865	$25,461

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$35,248	$40,346	$108,764	$122,532
Seara Meats B.V.	32,924	6,025	70,256	16,293
Penasul UK LTD	11,380	2,068	31,455	8,568
JBS Asia Co Limited	713	2,315	4,648	4,249
Other related parties	764	550	1,799	1,941
Total	$81,029	$51,304	$216,922	$153,583

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$26,699	$56,249	$212,080	$98,936

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$3,249	$3,818	$10,066	$11,070

	September 28, 2025	December 29, 2024
	(In thousands)
Accounts receivable from related parties
JBS Toledo N.V.	$8,859	$—
JBS USA Food Company(a)(b)	1,422	1,727
JBS Food Ventures	447	—
JBS Chile Ltda.	305	725
Other related parties	137	156
Total	$11,170	$2,608

	September 28, 2025	December 29, 2024
	(In thousands)
Accounts payable to related parties
Seara Meats B.V.	$19,241	$4,861
JBS USA Food Company(a)(b)	10,675	5,424
Penasul UK LTD	5,138	714
JBS Asia Co Limited	1,100	4,023
Other related parties	486	235
Total	$36,640	$15,257
(a)The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of September 28, 2025, goods purchased and in transit from JBS USA were immaterial and not reflected on our Consolidated Balance Sheets.
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
Additional information regarding reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025(a)	September 29, 2024(b)	September 28, 2025(c)	September 29, 2024(d)
	(In thousands)
Net sales
U.S.	$2,836,613	$2,773,391	$8,400,187	$8,016,688
Europe	1,392,495	1,308,127	3,995,294	3,877,571
Mexico	530,234	503,461	1,584,235	1,611,968
Total net sales	$4,759,342	$4,584,979	$13,979,716	$13,506,227
(a)In addition to the above third party sales, for the three months ended September 28, 2025, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $28.5 million. These sales consisted of fresh products, prepared products and grain.
(b)In addition to the above third party sales, for the three months ended September 29, 2024, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $22.5 million. These sales consisted of fresh products, prepared products and grain.
(c)In addition to the above third party sales, for the nine months ended September 28, 2025, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $77.7 million. These sales consisted of fresh products, prepared products and grain.
(d)In addition to the above third party sales, for the nine months ended September 29, 2024, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $99.4 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Cost of sales
U.S.	$2,353,296	$2,280,425	$7,040,006	$6,834,091
Europe	1,271,148	1,176,286	3,633,510	3,539,695
Mexico	475,514	444,298	1,376,648	1,372,936
Total cost of sales	$4,099,958	$3,901,009	$12,050,164	$11,746,722

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Gross profit
U.S.	$483,317	$492,966	$1,360,181	$1,182,597
Europe	121,347	131,841	361,784	337,876
Mexico	54,720	59,163	207,587	239,032
Total gross profit	$659,384	$683,970	$1,929,552	$1,759,505

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Selling, general administrative expenses
U.S.	$99,194	$73,122	$302,265	$275,348
Europe	50,084	55,404	150,920	155,096
Mexico	15,719	16,254	45,048	47,573
Total SG&A expenses	$164,997	$144,780	$498,233	$478,017

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Restructuring activities charges
Europe	$1,779	$30,836	$21,890	$82,070

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Operating income
U.S.	$384,123	$419,844	$1,057,916	$907,249
Europe	69,484	45,601	188,974	100,710
Mexico	39,001	42,909	162,539	191,459
Total operating income	$492,608	$508,354	$1,409,429	$1,199,418

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Reconciliation of profit or loss (segment operating income)
Total operating income	$492,608	$508,354	$1,409,429	$1,199,418
Interest expense, net of capitalized interest	38,157	41,597	122,370	114,041
Interest income	(9,167)	(22,099)	(45,144)	(48,308)
Foreign currency transaction losses (gains)	5,169	(678)	8,008	(7,240)
Miscellaneous, net	(2,931)	7,935	(3,209)	5,153
Income before income taxes	461,380	481,599	1,327,404	1,135,772
Income tax expense	118,319	131,609	331,991	284,321
Net income	$343,061	$349,990	$995,413	$851,451

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Interest expense
U.S.	$37,434	$41,368	$120,069	$119,043
Europe	550	692	1,799	1,746
Mexico	173	131	502	1,045
Eliminations	—	(594)	—	(7,793)
Total interest expense	$38,157	$41,597	$122,370	$114,041

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Interest income
U.S.	$(4,581)	$(10,633)	$(25,999)	$(18,777)
Europe	(553)	(4,888)	(3,881)	(10,480)
Mexico	(4,033)	(7,172)	(15,264)	(26,844)
Eliminations	—	594	—	7,793
Total interest income	$(9,167)	$(22,099)	$(45,144)	$(48,308)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Income tax expense (benefit)
U.S.	$94,424	$101,478	$243,640	$215,655
Europe	14,135	14,038	40,058	9,383
Mexico	9,760	16,093	48,293	59,283
Total income tax expense	$118,319	$131,609	$331,991	$284,321

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Depreciation and amortization
U.S.	$72,452	$70,121	$209,986	$200,006
Europe	38,170	34,958	108,236	104,852
Mexico	5,804	5,392	16,226	16,910
Total depreciation and amortization	$116,426	$110,471	$334,448	$321,768

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Capital expenditures(a)
U.S.	$121,283	$62,698	$303,413	$219,212
Europe	22,419	17,234	76,170	52,985
Mexico	34,665	5,872	57,754	13,613
Total capital expenditures	$178,367	$85,804	$437,337	$285,810
(a)Capital expenditures incurred include those that were paid out in cash and those that are still outstanding in accounts payable as of the end of the periods.

	September 28, 2025	December 29, 2024
	(In thousands)
Total assets
U.S.	$6,827,408	$7,848,510
Europe	4,318,782	4,051,150
Mexico	1,066,653	1,172,728
Eliminations	(2,260,442)	(2,421,812)
Total assets	$9,952,401	$10,650,576

	September 28, 2025	December 29, 2024
	(In thousands)
Long-lived assets(a)
U.S.	$2,251,355	$2,156,858
Europe	1,013,068	979,116
Mexico	339,398	261,518
Eliminations	(3,888)	(3,888)
Total long-lived assets	$3,599,933	$3,393,604
(a)For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Net sales to customers by customer location
U.S.	$2,716,973	$2,652,568	$8,073,949	$7,669,043
Europe	1,371,726	1,294,594	3,934,152	3,842,461
Mexico	538,528	515,837	1,611,556	1,648,642
Asia-Pacific	96,700	77,623	248,067	228,811
Canada, Caribbean and Central America	18,049	27,378	54,245	62,656
Africa	10,298	12,056	35,929	39,033
South America	7,068	4,923	21,818	15,581
Total	$4,759,342	$4,584,979	$13,979,716	$13,506,227

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
“Broiler Antitrust Litigation”
On February 11, 2025, the motions to dismiss Phase 2 of the Broiler Antitrust Litigation that had been filed by PPC and other defendants were denied. Phase 2 discovery has commenced. PPC will seek reasonable settlements with the Broiler Opt Outs where they are available. To date, PPC has incurred expenses of $645.1 million, including $62.6 million in the nine months ended September 28, 2025, to cover settlements with various Broiler Opt Outs.
Hogan v. Pilgrim’s Pride Corporation, et al.
On June 27, 2025, the settlement agreement received final court approval. PPC paid the settlement amount of $41.5 million in May 2025.
City of Miami Beach Fire and Police Pension Fund, et al. v. JBS Wisconsin Properties, LLC, et al.
On July 17, 2025, a stockholder derivative action entitled City of Miami Beach Fire and Police Pension Fund et al. v. JBS Wisconsin Properties, LLC et al. was filed in the Court of Chancery of the State of Delaware against PPC, as nominal defendant, as well as PPC’s directors, and majority stockholder, JBS Wisconsin Properties, LLC. The complaint alleges, among other things, breaches of fiduciary duties connected to an amendment to PPC’s certificate of incorporation in 2024 that, according to the plaintiffs, benefited JBS Wisconsin Properties, LLC to the detriment of public shareholders, and seeks, among other things, equitable relief. Defendants filed a Motion to Dismiss on October 2, 2025. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses at this early stage in the matter.
Mexican Tax Administration Service’s tax assessments in connection with PPC’s 2015 acquisition of Tyson de México
On February 7, 2025, the Collegiate (appellate) court issued a decision remanding the dispute to the Tax Court. On March 19, 2025, the Tax Court ruled that, for tax purposes and with respect to both assessments, the sale of the equity of Provemex occurred on June 29, 2015, and that Provemex was a Mexican tax resident on that date. PPC appealed this ruling to the Collegiate court on April 23, 2025 and will continue to defend this matter. The amount under appeal for the assessment, including any penalties and interest, is approximately $269.5 million. PPC will seek a reasonable settlement with the tax authority where it is available. The Company has determined the loss is probable and as such have made an accrual for an estimated amount for this matter, which was immaterial.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. We reported net income attributable to Pilgrim’s of $994.4 million, or $4.17 per diluted common share, and income before tax totaling $1.3 billion, for the nine months ended September 28, 2025. These operating results included net sales of $14.0 billion, gross profit of $1.9 billion and $1.1 billion of cash provided by operating activities. We generated a consolidated operating margin of 10.1%. For the nine months ended September 28, 2025, we generated EBITDA and Adjusted EBITDA of $1.7 billion and $1.9 billion, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
Our business is subject to global inflationary trends. U.S. inflation rose in August, then slightly decreased in September ending third quarter flat relative to end of the second quarter levels, and slightly above prior year levels. The fluctuations in the third quarter were driven by policy changes, supply chain dynamics, and consumer spending behavior. U.K. inflation remained relatively stable at elevated levels during the third quarter of 2025. The E.U. region also saw a slight increase in the inflation rate during the third quarter of 2025 driven by increased food prices. The Russia-Ukraine war's impact on the global feed ingredient and energy markets continues to be less pronounced than during the initial onset of the war, but there remain many risks and uncertainties that may impact global markets. In Mexico, inflation rose gradually during the third quarter of 2025 partially driven by increased food prices. The peso continued to strengthen against the U.S. dollar during the third quarter of 2025, although future trends will be impacted by economic uncertainties in Mexico and with their primary trading partners, such as the U.S.
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

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price
	(In whole dollars)				(In whole pounds sterling)
2025
Third Quarter	4.32	3.72	297.2	260.7	180.0	136.5
Second Quarter	4.90	4.10	299.6	270.9	173.6	138.2
First Quarter	5.02	4.36	315.8	285.9	185.6	165.0
2024
Fourth Quarter	4.54	4.01	350.0	279.5	190.5	174.0
Third Quarter	4.18	3.62	387.0	303.4	196.9	168.7
Second Quarter	4.65	3.97	386.5	328.3	202.8	165.1
First Quarter	4.67	4.00	381.2	327.8	184.5	153.7
(a)We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
U.S. commodity market prices for chicken products during the three months ended September 28, 2025, trended below prior year levels, but remained above the historical five-year average. Boneless breast prices started the quarter above prior year level and the historical five-year average, but dropped later in the quarter as supply outpaced demand. Prices rose slightly in July before declining rapidly from late August through September. Per the September 2025 U.S. Department of Agriculture (or “USDA”) report on poultry slaughter, estimated industry ready-to-cook production during the third quarter of 2025 increased by 2.5% compared to prior year levels, primarily driven by increased egg sets and chick placements, along with improved live performance resulting in increased headcount and heavier average liveweights.
During the third quarter of 2025, the U.S. chicken market experienced firm volume demand, supported by growth in the retail and foodservice channels early in the quarter. Toward the end of the quarter, a typical seasonal slowdown emerged. Retail demand remained resilient throughout the quarter driven by chicken's relative affordability compared to other proteins. Foodservice demand also performed well, supported by operators leveraging chicken's value proposition to expand menu offerings and attract cost-conscious customers. Export volume shipments declined about 1.7% from prior year levels, but pricing remained favorable and above prior year levels. As excess supply began to pressure chicken pricing, cold storage inventories rose by 4.3% in August, primarily driven by increased breast meat and wing stocks. Despite these increases in stock levels, inventory levels remained below the historical five-year average, consistent with trends throughout 2024.
While demand remained strong in retail and foodservice, supply outpaced expectations. Elevated egg sets and placements compared to prior year levels drove an increase in headcount. Additionally, improvements in hatchability, liveability, and average liveweights contributed to a 2.5% year-over-year increase in ready-to-cook volumes. The imbalance between supply and demand led to sharp declines in U.S. chicken market pricing by the end of the third quarter. As a result of the market pressures, jumbo cutout pricing fell below prior year levels, though remained above the historical five-year average.
In the third quarter of 2025, the U.K. chicken market reduced slightly year-over-year, primarily driven by an increase in production costs. Imports from the E.U. were constrained due to avian influenza outbreaks, but increased volumes from Brazil and Ukraine helped offset the shortfall. Despite stable grain prices compared to the third quarter of 2024, chicken prices rose, driven by production capacity constraints and the implementation of a mandated reduction in stocking density to 30kg/m². The market remains tight, with limited domestic flexibility as U.K. headkill is down slightly with increased supply from imports supplementing the market. In the retail channel, poultry demand is outpacing demand in the meat, fish and poultry category and prices are increasing as a result of higher welfare products.
Commodity prices for chicken in Mexico decreased during the third quarter of 2025, though rose again later in the quarter and ended above average prior year prices. Market corn prices in Mexico were slightly higher than the same quarter in the prior year though remained lower than the historical five-year average price levels. Soybean meal prices in Mexico continued to decrease throughout the third quarter of 2025.
U.K. market prices for pork products remained steady during the third quarter of 2025; while the market for live pigs increased slightly due to domestic demand and an increasing price differential between U.K. and E.U. pork prices. E.U. pork prices declined during the third quarter of 2025, primarily due to pressure from increases in supply earlier in the year after the reinstatement of Germany's foot and mouth disease-free status. E.U. pork prices are also under pressure as the Chinese market is softening, leading to reduced demand and lower prices on E.U. exports.

U.K. pig production declined slightly below prior-year levels by approximately 1.3% in the third quarter of 2025, according to the U.K. Agriculture and Horticulture Development Board. This decrease was mainly driven by the prior year having an exceptionally high production level.
Global market prices for the remainder of the year will depend on (1) the evolution of foodservice, retail and export meat demand, (2) factors such as feed production input costs, further spread of avian influenza, or other bird diseases, both domestically and abroad, (3) uncertainty surrounding the general economy, (4) shifts in trade policy that could influence consumer spending dynamics in price-sensitive market segments, and (5) overall meat protein supply.
Special Cash Dividend
On March 13, 2025, the Company declared a special dividend of $6.30 per share, to stockholders of record as of April 3, 2025. On April 17, 2025, the Company paid that special dividend from retained earnings of approximately $1.5 billion. The Company used cash on hand to fund the special cash dividend.
On July 30, 2025, the Company declared a special dividend of $2.10 per share, to stockholders of record as of August 20, 2025. On September 3, 2025, the Company paid that special dividend from retained earnings of approximately $500.0 million. The Company used cash on hand to fund the special cash dividend.
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
Results of Operations
Three Months Ended September 28, 2025 Compared to the Three Months Ended September 29, 2024
Net sales. Net sales generated in the three months ended September 28, 2025 increased $174.4 million, or 3.8%, from net sales generated in the three months ended September 29, 2024. The following table provides net sales information:

Sources of net sales	Three Months Ended September 28, 2025	Change from Three Months Ended September 29, 2024		Impact on Change from Three Months Ended September 29, 2024
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$2,836,613	$63,222	2.3%	4.7%	(2.4)%	—%
Europe	1,392,495	84,368	6.4%	(3.8)%	6.4%	3.8%
Mexico	530,234	26,773	5.3%	3.1%	0.6%	1.6%
Total net sales	$4,759,342	$174,363	3.8%
U.S. Reportable Segment. U.S. net sales generated in the three months ended September 28, 2025 increased $63.2 million, or 2.3%, from U.S. net sales generated in the three months ended September 29, 2024 primarily due to an increase in sales volume of $131.0 million, or 4.7 percentage points, partially offset by a decrease in sales price per pound of $67.8 million, or 2.4 percentage points. The increase in sales volume was across multiple business units. The decrease in sales price per pound was driven by declining commodity market prices.
Europe Reportable Segment. Europe net sales generated in the three months ended September 28, 2025 increased $84.4 million, or 6.4%, from Europe net sales generated in the three months ended September 29, 2024 due to an increase in sales price per pound and the favorable impact of foreign currency translation of $83.8 million, or 6.4 percentage points, and $50.9 million, or 3.8 percentage points, respectively, partially offset by a decrease in sales volume of $50.3 million, or 3.8 percentage points. The increase in sales price per pound was primarily due to the pass through of higher input costs, such as feed, labor, and utilities.
Mexico Reportable Segment. Mexico net sales generated in the three months ended September 28, 2025 increased $26.8 million, or 5.3%, from Mexico net sales generated in the three months ended September 29, 2024 due to an increase in sales volume, the favorable impact of foreign currency translation, and sales price per pound of $15.7 million, or 3.1 percentage points, $8.1 million, or 1.6 percentage points, and $3.0 million, or 0.6 percentage points, respectively. The increase in sales price per pound was driven by an increase in commodity chicken prices based on market requirements.
Gross profit and cost of sales. Gross profit decreased by $24.6 million, or 3.6%, from $684.0 million generated in the three months ended September 29, 2024 to $659.4 million generated in the three months ended September 28, 2025. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended September 28, 2025	Change from Three Months Ended September 29, 2024		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 28, 2025	September 29, 2024
	(In thousands, except percent data)
Net sales	$4,759,342	$174,363	3.8%	100.0%	100.0%
Cost of sales	4,099,958	198,949	5.1%	86.1%	85.1%
Gross profit	$659,384	$(24,586)	(3.6)%	13.9%	14.9%

Sources of gross profit	Three Months Ended September 28, 2025	Change from Three Months Ended September 29, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$483,317	$(9,649)	(2.0)%
Europe	121,347	(10,494)	(8.0)%
Mexico	54,720	(4,443)	(7.5)%
Total gross profit	$659,384	$(24,586)	(3.6)%

Sources of cost of sales	Three Months Ended September 28, 2025	Change from Three Months Ended September 29, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,353,296	$72,871	3.2%
Europe	1,271,148	94,862	8.1%
Mexico	475,514	31,216	7.0%
Total cost of sales	$4,099,958	$198,949	5.1%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the three months ended September 28, 2025 increased $72.9 million, or 3.2%, from cost of sales incurred by our U.S. segment during the three months ended September 29, 2024. The increase in cost of sales was primarily driven by an increase in sales volume of $107.8 million, or 4.7 percentage points, partially offset by a decrease in cost per pound sold of $34.9 million, or 1.5 percentage points. The decrease from prior year in cost per pound sold is primarily due to decreased live operations costs driven by declining feed ingredients costs, specifically soybean meal. Soybean meal market prices decreased approximately 21% from prior year levels, while corn market prices increased approximately 5% from prior year levels.
Europe Reportable Segment. Cost of sales incurred by our Europe operations during the three months ended September 28, 2025 increased $94.9 million, or 8.1%, from cost of sales incurred by our Europe segment during the three months ended September 29, 2024. The increase in cost of sales was primarily driven by an increase in cost per pound sold and the unfavorable impact of foreign currency translation of $95.4 million, or 8.1 percentage points, and $44.7 million or 3.8 percentage points, respectively, partially offset by a decrease in sales volume of $45.2 million, or 3.8 percentage points. The increase in cost per pound sold was driven by increases in labor costs, both from higher national insurance costs and higher temporary labor, repairs and maintenance, and utilities costs.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the three months ended September 28, 2025 increased $31.2 million, or 7.0%, from cost of sales incurred by our Mexico segment during the three months ended September 29, 2024. The increase in cost of sales was driven primarily by an increase in sales volume, cost per pound sold, and the unfavorable impact of foreign currency translation of $13.8 million, or 3.1 percentage points, $10.1 million, or 2.3 percentage points, and $7.3 million, or 1.6 percentage points, respectively. The increase in cost was primarily driven by broiler health challenges in our live operations.
Operating income and SG&A expense. Operating income decreased by $15.7 million, or 3.1%, from income of $508.4 million generated in the three months ended September 29, 2024 to income of $492.6 million generated in the three months ended September 28, 2025. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended September 28, 2025	Change from Three Months Ended September 29, 2024		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 28, 2025	September 29, 2024
	(In thousands, except percent data)
Gross profit	$659,384	$(24,586)	(3.6)%	13.9%	14.9%
SG&A expense	164,997	20,217	14.0%	3.5%	3.2%
Restructuring activities	1,779	(29,057)	(94.2)%	—%	0.6%
Operating income	$492,608	$(15,746)	(3.1)%	10.4%	11.1%

Sources of operating income	Three Months Ended September 28, 2025	Change from Three Months Ended September 29, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$384,123	$(35,721)	(8.5)%
Europe	69,484	23,883	52.4%
Mexico	39,001	(3,908)	(9.1)%
Total operating income	$492,608	$(15,746)	(3.1)%

Sources of SG&A expense	Three Months Ended September 28, 2025	Change from Three Months Ended September 29, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$99,194	$26,072	35.7%
Europe	50,084	(5,320)	(9.6)%
Mexico	15,719	(535)	(3.3)%
Total SG&A expense	$164,997	$20,217	14.0%

Sources of restructuring activities	Three Months Ended September 28, 2025	Change from Three Months Ended September 29, 2024
		Amount	Percent
	(In thousands, except percent data)
Europe	1,779	(29,057)	(94.2)%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the three months ended September 28, 2025 increased $26.1 million, or 35.7%, from SG&A expense incurred by our U.S. reportable segment during the three months ended September 29, 2024. The increase in SG&A expense resulted primarily from a net increase in legal settlement expense and incentive compensation costs.
Europe Reportable Segment. SG&A expense incurred by our Europe reportable segment during the three months ended September 28, 2025 decreased $5.3 million, or 9.6%, from SG&A expense incurred by our Europe segment during the three months ended September 29, 2024. The decrease in SG&A expense was primarily due to a decrease in payroll and benefit costs, partially offset by an unfavorable impact of foreign currency translation.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the three months ended September 28, 2025 decreased $0.5 million, or 3.3%, from SG&A expense incurred by our Mexico segment during the three months ended September 29, 2024 primarily due to a decrease in benefits costs, partially offset by an increase in marketing costs.
Restructuring activities. Restructuring activities costs of $1.8 million were recognized in the three months ended September 28, 2025. These charges were incurred by our Europe reportable segment primarily as a result of severance related to back office consolidation activities.
Net interest expense. Net interest expense increased to $29.0 million recognized in the three months ended September 28, 2025 from $19.5 million recognized in the three months ended September 29, 2024. The increase in net interest expense resulted primarily from a decrease in interest income earned on excess cash due to lower cash balances in the current year. Partially offsetting the increase in net interest expense was a decrease in interest expense on outstanding borrowings due to the repurchases of outstanding debt.
Income taxes. Income tax expense decreased to $118.3 million, a 25.6% effective tax rate, for the three months ended September 28, 2025 compared to an income tax expense of $131.6 million, a 27.3% effective tax rate, for the three months ended September 29, 2024. The decrease in income tax expense in 2025 resulted primarily from the decrease of profit before income taxes.
Nine Months Ended September 28, 2025 Compared to the Nine Months Ended September 29, 2024
Net sales. Net sales generated in the nine months ended September 28, 2025 increased $473.5 million, or 3.5%, from net sales generated in the nine months ended September 29, 2024. The following table provides net sales information:

Sources of net sales	Nine Months Ended September 28, 2025	Change from Nine Months Ended September 29, 2024		Impact on Change from Nine Months Ended September 29, 2024
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$8,400,187	$383,499	4.8%	2.6%	2.2%	—%
Europe	3,995,294	117,723	3.0%	(4.4)%	4.5%	2.9%
Mexico	1,584,235	(27,733)	(1.7)%	1.3%	7.0%	(10.0)%
Total net sales	$13,979,716	$473,489	3.5%
U.S. Reportable Segment. U.S. net sales generated in the nine months ended September 28, 2025 increased $383.5 million, or 4.8%, from U.S. net sales generated in the nine months ended September 29, 2024 primarily due to an increase in sales volume and sales price per pound of $208.4 million, or 2.6 percentage points, and $175.1 million, or 2.2 percentage points, respectively. The increase in sales price per pound was driven primarily by favorable market pricing conditions and shift in consumer demand to higher value products.
Europe Reportable Segment. Europe net sales generated in the nine months ended September 28, 2025 increased $117.7 million, or 3.0%, from Europe net sales generated in the nine months ended September 29, 2024 primarily due to an increase in sales price per pound and the favorable impact of foreign currency translation of $176.4 million, or 4.5 percentage points, and $110.5 million, or 2.9 percentage points, respectively, partially offset by a decrease in sales volume of $169.2 million, or 4.4 percentage points. The increase in sales price per pound was primarily due to the pass through of higher input costs, such as feed, labor, and utilities.
Mexico Reportable Segment. Mexico net sales generated in the nine months ended September 28, 2025 decreased $27.7 million, or 1.7%, from Mexico net sales generated in the nine months ended September 29, 2024 primarily due to the unfavorable impact of foreign currency translation of $161.2 million, or 10.0 percentage points, partially offset by an increase in sales price per pound and an increase in sales volume of $111.8 million, or 7.0 percentage points, and $21.7 million, or 1.3 percentage points, respectively. The decrease due to the unfavorable impact of foreign currency translation was driven by a year-over-year depreciation of 10% in the Mexican peso against the U.S. dollar due to inflation in the Mexican economy, along with uncertainties impacting the exchange rate. The increase in price per pound sold was driven by an increase in commodity chicken pricing due to increased local consumer demand and lower supply due to bird disease.
Gross profit and cost of sales. Gross profit increased by $170.0 million from $1.76 billion generated in the nine months ended September 29, 2024 to $1.93 billion generated in the nine months ended September 28, 2025. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Nine Months Ended September 28, 2025	Change from Nine Months Ended September 29, 2024		Percent of Net Sales
				Nine Months Ended
		Amount	Percent	September 28, 2025	September 29, 2024
	(In thousands, except percent data)
Net sales	$13,979,716	$473,489	3.5%	100.0%	100.0%
Cost of sales	12,050,164	303,442	2.6%	86.2%	87.0%
Gross profit	$1,929,552	$170,047	9.7%	13.8%	13.0%

Sources of gross profit	Nine Months Ended September 28, 2025	Change from Nine Months Ended September 29, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,360,181	$177,584	15.0%
Europe	361,784	23,908	7.1%
Mexico	207,587	(31,445)	(13.2)%
Total gross profit	$1,929,552	$170,047	9.7%

Sources of cost of sales	Nine Months Ended September 28, 2025	Change from Nine Months Ended September 29, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$7,040,006	$205,915	3.0%
Europe	3,633,510	93,815	2.7%
Mexico	1,376,648	3,712	0.3%
Total cost of sales	$12,050,164	$303,442	2.6%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations during the nine months ended September 28, 2025 increased $205.9 million, or 3.0%, from cost of sales incurred by our U.S. segment during the nine months ended September 29, 2024. The increase in cost of sales was primarily driven by an increase in sales volume and an increase in cost per pound sold of $177.6 million, or 2.6 percentage points, and $28.3 million, or 0.4 percentage points, respectively. The increase in sales volume was driven by consumer demand. The increase from prior year in cost per pound sold is primarily due to increased labor, fleet, grower pay, utilities, and other operating costs. These increases were partially offset by a decrease in live operations costs driven by declining feed ingredients costs, specifically soybean meal. Corn market prices increased approximately 4% from prior year levels and soybean meal market prices decreased approximately 17% from prior year levels.
Europe Reportable Segment. Cost of sales incurred by our Europe operations during the nine months ended September 28, 2025 increased $93.8 million, or 2.7%, from cost of sales incurred by our Europe segment during the nine months ended September 29, 2024. The increase in cost of sales was primarily driven by an increase in cost per pound sold and the unfavorable impact of foreign currency translation of $147.6 million, or 4.2 percentage points, and $100.7 million, or 2.9 percentage points, respectively, partially offset by a decrease in sales volume of $154.5 million, or 4.4 percentage points. The increase in cost per pound sold was driven by inflationary impacts of raw materials.
Mexico Reportable Segment. Cost of sales incurred by our Mexico operations during the nine months ended September 28, 2025 increased $3.7 million, or 0.3%, from cost of sales incurred by our Mexico segment during the nine months ended September 29, 2024. The increase in cost of sales was driven by an increase in cost per pound sold and an increase in sales volume of $125.4 million, or 9.1 percentage points, and $18.5 million, or 1.3 percentage points, respectively. Partially offsetting these increases was the favorable impact of foreign currency translation of $140.2 million, or 10.1 percentage points. As noted above, there was a year-over-year depreciation of 10% in the Mexican peso against the U.S. dollar. The increase in cost per pound sold was driven by an increase in year-over-year prices of commodity ingredients, such as corn which increased about 14%, while the average market price of soybean meal during the first nine months of 2025 was about 11% below prior year levels.
Operating income and SG&A expense. Operating income increased by $210.0 million, or 17.5%, from income of $1.2 billion generated in the nine months ended September 29, 2024 to income of $1.4 billion generated in the nine months ended September 28, 2025. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Nine Months Ended September 28, 2025	Change from Nine Months Ended September 29, 2024		Percent of Net Sales
				Nine Months Ended
		Amount	Percent	September 28, 2025	September 29, 2024
	(In thousands, except percent data)
Gross profit	$1,929,552	$170,047	9.7%	13.8%	13.0%
SG&A expense	498,233	20,216	4.2%	3.5%	3.5%
Restructuring activities	21,890	(60,180)	(73.3)%	0.2%	0.6%
Operating income	$1,409,429	$210,011	17.5%	10.1%	8.9%

Sources of operating income	Nine Months Ended September 28, 2025	Change from Nine Months Ended September 29, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,057,916	$150,667	16.6%
Europe	188,974	88,264	87.6%
Mexico	162,539	(28,920)	(15.1)%
Total operating income	$1,409,429	$210,011	17.5%

Sources of SG&A expense	Nine Months Ended September 28, 2025	Change from Nine Months Ended September 29, 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$302,265	$26,917	9.8%
Europe	150,920	(4,176)	(2.7)%
Mexico	45,048	(2,525)	(5.3)%
Total SG&A expense	$498,233	$20,216	4.2%

Sources of restructuring activities charges	Nine Months Ended September 28, 2025	Change from Nine Months Ended September 29, 2024
		Amount	Percent
	(In thousands, except percent data)
Europe	$21,890	$(60,180)	(73.3)%
U.S. Reportable Segment. SG&A expense incurred by our U.S. reportable segment during the nine months ended September 28, 2025 increased $26.9 million, or 9.8%, from SG&A expense incurred by our U.S. reportable segment during the nine months ended September 29, 2024. The increase in SG&A expense resulted primarily from an increase in incentive compensation, marketing costs, and legal settlement expense.
Europe Reportable Segment. SG&A expense incurred by our Europe reportable segment during the nine months ended September 28, 2025 decreased $4.2 million, or 2.7%, from SG&A expense incurred by our Europe segment during the nine months ended September 29, 2024. The decrease in SG&A expense was primarily due to decreases in payroll costs, professional fees, and insurance, partially offset by the unfavorable impact of foreign currency translation.
Mexico Reportable Segment. SG&A expense incurred by our Mexico reportable segment during the nine months ended September 28, 2025 decreased $2.5 million, or 5.3%, from SG&A expense incurred by our Mexico segment during the nine months ended September 29, 2024. The primary driver of the decrease in SG&A expense was the favorable impact of foreign currency translation due to the year-over-year depreciation of the Mexican peso against the U.S. dollar. This decrease was partially offset by an increase in payroll and incentive compensation costs.
Restructuring activities. Restructuring activities costs of $21.9 million were recognized in the nine months ended September 28, 2025. These charges were incurred by our Europe reportable segment primarily as a result of severance related to back office consolidation and warehouse closure costs.
Net interest expense. Net interest expense increased to $77.2 million recognized in the nine months ended September 28, 2025 from $65.7 million recognized in the nine months ended September 29, 2024. The increase in net interest expense resulted primarily from a prior year gain recognized on early extinguishment of debt and a decrease in interest income earned on excess cash due to lower average cash balances in the nine months ended September 28, 2025 compared to the nine months ended September 29, 2024, partially offset by a decrease in interest expense on outstanding borrowings due to repurchases of outstanding debt.
Income taxes. Income tax expense increased to $332.0 million, a 25.0% effective tax rate, for the nine months ended September 28, 2025 compared to an income tax expense of $284.3 million, a 25.0% effective tax rate, for the nine months ended September 29, 2024. The increase in income tax expense resulted primarily from the increase in profit before income taxes.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of September 28, 2025:

Sources of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$612.6
Borrowing arrangements:
U.S. Credit Facility(a)	850.0	—	825.8
Mexico Credit Facility(b)	60.4	—	60.4
Europe Credit Facility(c)	201.0	—	201.0
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at September 28, 2025 totaled $24.2 million.
(b)The U.S. dollar-equivalent of the facility amount under the Mexico Credit Facility is $60.4 million (Mex$1.1 billion).
(c)The U.S. dollar-equivalent of the facility amount under the Europe Credit Facility is $201.0 million (£150 million).
On March 13, 2025, the Company declared a special dividend of $6.30 per share, to stockholders of record as of April 3, 2025. On April 17, 2025, the Company paid that special dividend from retained earnings of approximately $1.5 billion. The Company used cash on hand to fund the special cash dividend.
On July 30, 2025, the Company declared a special dividend of $2.10 per share, to stockholders of record as of August 20, 2025. The Company paid that special dividend from retained earnings of approximately $500.0 million on September 3, 2025. The Company used cash on hand to fund the special cash dividend.
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
Historical Flow of Funds

Cash Flows from Operating Activities	Nine Months Ended
	September 28, 2025	September 29, 2024
	(In millions)
Net income	$995.4	$851.5
Net noncash expenses	329.8	398.4
Changes in operating assets and liabilities:
Trade accounts and other receivables	(84.7)	62.6
Inventories	(138.9)	173.0
Prepaid expenses and other current assets	(34.6)	(65.6)
Accounts payable, accrued expenses and other current liabilities	(42.4)	79.7
Income taxes	95.8	151.9
Long-term pension and other postretirement obligations	(0.2)	13.1
Other operating assets and liabilities	(39.8)	(23.8)
Cash provided by operating activities	$1,080.4	$1,640.8
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $329.8 million for the nine months ended September 28, 2025. Net noncash expense items included depreciation and amortization of $334.4 million, deferred income tax benefit of $34.0 million, stock-based compensation costs of $19.6 million, loan cost amortization of $3.7 million, losses on property disposals of $2.9 million, accretion of discounts related to Senior Notes of $1.8 million, asset impairment of $0.8 million, and loss on early extinguishment of debt of $0.6 million. Other net noncash items were immaterial.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $84.7 million use of cash related to operating activities for the nine months ended September 28, 2025. This change resulted primarily from an increase in sales from more favorable market pricing. The change in trade accounts and other receivables represented a $62.6 million source of cash related to operating activities for the nine months ended September 29, 2024. This change primarily resulted from a decrease in trade accounts receivable due to timing of payments received.
The change in inventories represented a $138.9 million use of cash related to operating activities for the nine months ended September 28, 2025. This change resulted primarily from building inventories to meet increased demand and in anticipation of fourth quarter seasonal demand. The change in inventories represented a $173.0 million source of cash related to operating activities for the nine months ended September 29, 2024. This change resulted primarily from decreased raw materials, work-in-process inventory values due to lower feed ingredient costs, and lower finished goods inventories.
The change in prepaid expenses and other current assets represented a $34.6 million use of cash related to operating activities for the nine months ended September 28, 2025. This change resulted primarily from an increase in prepaid indirect taxes in our Mexico and Europe reportable segments, prepaid property insurance, and an increase in prepaid grower housing incentives. The change in prepaid expenses and other current assets represented a $65.6 million use of cash related to operating activities for the nine months ended September 29, 2024. This change resulted primarily from an increase in prepaid indirect taxes in our Mexico and Europe reportable segments.
The change in accounts payable, accrued expenses and other current liabilities represented a $42.4 million use of cash related to operating activities for the nine months ended September 28, 2025. This change resulted primarily from the payment of incentive compensation accrued for in 2024 and payments of litigation settlements, partially offset by an increase in the days payables outstanding, and increases in accrued payroll and insurance expenses. The change in accounts payable, accrued expenses and other current liabilities represented a $79.7 million source of cash related to operating activities for the nine months ended September 29, 2024. This change resulted primarily from timing of payments to our suppliers, a reduction in grain input costs, and timing of legal settlement payments.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $95.8 million and $151.9 million source of cash for the nine months ended September 28, 2025 and September 29, 2024, respectively.

Cash Flows from Investing Activities	Nine Months Ended
	September 28, 2025	September 29, 2024
	(In millions)
Acquisitions of property, plant and equipment	$(441.1)	$(316.9)
Proceeds from property disposals	4.1	9.7
Cash used in investing activities	$(437.0)	$(307.2)
Capital expenditures were incurred primarily for growth projects, to improve operational efficiencies, system enhancement projects, such as the conversion of a commodity plant to a plant supporting our U.S. retail customers, and reduce costs for the nine months ended September 28, 2025.
Capital expenditures were incurred for growth projects, such as the South Georgia protein conversion plant, and to improve operational efficiencies, system enhancement projects, and reduce costs for the nine months ended September 29, 2024.

Cash Flows from Financing Activities	Nine Months Ended
	September 28, 2025	September 29, 2024
	(In millions)
Payments for dividends	$(1,994.3)	$—
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(114.8)	(151.7)
Payments on early extinguishment of debt	(2.1)	(0.2)
Purchase of noncontrolling interest	(1.3)	—
Proceeds from contribution of capital under Tax Sharing Agreement with JBS USA Holdings	—	1.4
Cash used in financing activities	$(2,112.5)	$(150.5)
Payments for dividends during the nine months ended September 28, 2025 are related to the special cash dividends that were paid in April and September 2025. Payments on revolving line of credit, long-term borrowings and finance lease obligations and payments on early extinguishment of debt during the nine months ended September 28, 2025, are primarily related to open market repurchases of outstanding senior notes. The repurchase of noncontrolling interest represents cash paid in exchange for equity of a subsidiary that was previously owned by a noncontrolling interest partner.
Payments on revolving line of credit, long-term borrowings and finance lease obligations during the nine months ended September 29, 2024, are primarily related to open market repurchases of outstanding senior notes. The proceeds from contribution of capital under the Tax Sharing Agreement with JBS USA Holdings were an allocation made during tax year 2023 for payment of historical tax adjustments. Payments on early extinguishment of debt are transaction fees related to the bond repurchases.
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

Nine Months Ended
September 28, 2025
(In thousands)
Net income	$995,413
Add:
Interest expense, net	77,226
Income tax expense	331,991
Depreciation and amortization	334,448
EBITDA	1,739,078
Add:
Foreign currency transaction losses	8,008
Litigation settlements	85,296
Restructuring activities losses	21,890
Minus:
Net income attributable to noncontrolling interest	1,047
Adjusted EBITDA	$1,853,225

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

	Three Months Ended September 28, 2025
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$774,864	$77,486
Feed ingredient inventory(b)	136,355	13,636
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended September 28, 2025.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of September 28, 2025.

	September 28, 2025
	Amount	Impact of 10% Increase in Commodity Prices
	(In thousands)
Net commodity derivative assets(a)	$6,362	$636
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in a change in the fair value of our net commodity derivative position, including margin cash, as of September 28, 2025.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $90.5 million as of September 28, 2025.
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
Net Assets. As of September 28, 2025, our Mexican subsidiaries that are denominated in Mexican peso had net assets of $676.8 million. A 10% weakening in Mexican peso against the U.S. dollar exchange rate would cause a decrease in the net assets of our Mexican subsidiaries by $61.5 million. A 10% strengthening in the Mexican peso against the U.S dollar exchange rate would cause an increase in the net assets of our Mexican subsidiaries of $75.2 million.
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
Net Assets. As of September 28, 2025, our Europe subsidiaries that are denominated in British pounds had net assets of $985.3 million. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our Europe subsidiaries by $89.6 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our Europe subsidiaries of $109.5 million.
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
As of September 28, 2025, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended September 28, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
During 2024, the Company completed the first phase of a multi-year implementation of an enterprise resource planning (“ERP”) system. The implementation did not materially affect our internal control over financial reporting during the three months ended September 28, 2025. The second phase of the implementation was completed on April 21, 2025 and we do not expect any material effects to our internal control over financial reporting throughout the remainder of the implementation period.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required with respect to this item can be found in Part I, Item 1, Notes to Condensed Consolidated Financial Statements, “Note 19. Commitments and Contingencies” in this quarterly report and is incorporated by reference into this Item 1.
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
ITEM 5.    OTHER INFORMATION
None of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended September 28, 2025.
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

PILGRIM’S PRIDE CORPORATION

Date: October 29, 2025	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)