Form 10-K
period 2025-12-28
PILGRIMS PRIDE CORP
filed 2026-02-12
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by non-affiliates of the registrant as of June 30, 2025 was $1,860,373,070. The number of shares of the registrant’s Common Stock outstanding as of February 11, 2026 was 237,547,447.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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
Item 1. Business
Company Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken and pork products to retailers, distributors and foodservice operators. JBS S.A., through its indirect wholly-owned subsidiaries (together, “JBS”), beneficially owns 82.28% of our outstanding common stock.
We market our balanced portfolio of fresh, prepared and value-added meat products to a diverse set of customers across the U.S., the U.K. and Europe, Mexico and in over 120 other countries. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors, such as Chick-fil-A® and retail customers, including grocery store chains and wholesale clubs, such as Kroger®, Costco®, Publix® and H-E-B® in the U.S., chain restaurants such as McDonald’s® and grocery store chains such as Sainsbury’s, Tesco and Waitrose in the U.K. and Europe, and grocery store chains such as Wal-Mart® in Mexico.
As a vertically integrated company, we are able to control nearly every phase of the production process, which helps us manage food safety and quality, control margins and improve customer service. Our plants are strategically located to ensure that customers timely receive fresh products. With our global network of approximately 4,500 growers, 36 feed mills, 50 hatcheries, 39 processing plants, 28 prepared foods cook plants, 38 distribution centers, 10 protein conversion facilities and five pet food plants, we believe we are well-positioned to supply the growing demand for our products.
We operate on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example 2025) in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year. Fiscal years 2025 and 2024 were both 52-week fiscal years.
Reportable Segments
We operate in three reportable segments: U.S., Europe, and Mexico. We produce or purchase for resale chicken products through our operations in the U.S., the U.K. and continental Europe, and Mexico and pork and lamb products through our operations in the U.K. We conduct separate operations in the U.S., the U.K., the Republic of Ireland, continental Europe, Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our U.S. operations. See “Note 20. Reportable Segments” of our Consolidated Financial Statements included in this annual report for additional information.
Products and Markets
Fresh Products Overview. Our fresh products consist of refrigerated whole or cut-up chicken, frozen whole chickens, breast fillets, mini breast fillets and prepackaged case-ready chicken, and in the U.K., primary pork cuts, added value pork, pork ribs and lamb products. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens, chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Additionally, we are an important player in the live chicken market in Mexico. In 2025, our fresh product sales accounted for 80.9%, 29.9%, and 83.2% of our total U.S., Europe, and Mexico product sales, respectively.
Prepared Products Overview. Our prepared products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products may be breaded and/or marinated. Our prepared products include processed sausages, bacon, slow cooked, smoked meat, gammon joints, ready-to-cook variety of meat products, pre-packed meats, sandwich and deli counter meats, pulled pork balls, meatballs and coated foods. In 2025, our prepared foods products sales accounted for 12.0%, 58.6%, and 11.3% of our total U.S., Europe, and Mexico chicken and pork sales, respectively.
Exported Products Overview. Exported products primarily consist of whole chickens and chicken parts sold either refrigerated for distributors in the U.S. or frozen for distribution to export markets and in the U.K., primary pork cuts, hog heads and trotters frozen for distribution to export markets. In 2025, our export product sales accounted for 4.1% and 10.8% of our total U.S. and Europe product sales, respectively.
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
Net Sales for Primary Product Lines and Markets
The following table sets forth, for the periods beginning with 2023, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
U.S. reportable segment:
Fresh products	$8,892,558	$8,731,904	$8,105,268
Prepared foods	1,316,423	1,094,818	978,423
Export	451,284	468,553	533,205
Other products	338,467	334,654	410,846
Total U.S. reportable segment	10,998,732	10,629,929	10,027,742
Europe reportable segment:
Fresh products	1,607,792	1,178,459	1,074,900
Prepared foods	3,150,863	3,381,178	3,525,359
Export	578,259	477,486	472,657
Other products	41,951	99,624	130,406
Europe reportable segment	5,378,865	5,136,747	5,203,322
Mexico reportable segment:
Fresh products	1,763,169	1,777,815	1,796,670
Prepared foods	239,426	220,270	212,651
Other products	117,361	113,530	121,832
Total Mexico reportable segment	2,119,956	2,111,615	2,131,153
Total net sales	$18,497,553	$17,878,291	$17,362,217
Raw Materials
Grains. The Company utilizes various raw materials in its operations, including corn, soybean meal and wheat, along with various other ingredients from which the Company produces its own formulated feeds. In 2025, corn, soybean meal and wheat accounted for approximately 45.9%, 33.7% and 4.6% of our feed costs, respectively. The production of feed ingredients is positively or negatively affected primarily by the global level of supply, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. We attempt to mitigate the impact of price volatility on our profitability by decreasing the amount of our products that are sold under longer term fixed-price contracts, broadening our product portfolio and expanding the variety of contracts within our book of business. To also manage this risk, we purchase derivative financial instruments. The Company has long-standing relationships with its sources of grain and other feed ingredients and expects to have an adequate supply for its present needs.
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
Live pigs. The Company’s pork operations in the U.K. maintain a pig production base that makes up approximately 30.6% of the total number of pigs processed by the Company each year. Additionally, the Company’s pork operations procure live pigs for slaughter within a few days of purchase from numerous independent farmers throughout the U.K. Live pigs sourced from independent farmers make up approximately 69.4% of the total number of pigs processed by the Company each year. Although we generally expect adequate supply of live pigs in the U.K., there may be periods of imbalance in supply and demand.
Trademarks
We own registered trademarks which are used in connection with our business. The trademarks are important to the overall marketing and branding of our products. A significant portion of our trademarks in our business are registered. In part, our success is partially dependent on the existence and continued protection of these trademarks. As long as the Company continues to use its trademarks, they may be renewed indefinitely. Some of the more significant owned or licensed trademarks used by the Company or its affiliates include Pilgrim’s®, Just Bare®, Gold’n Plump®, Gold Kist®, Country Pride®, Pierce Chicken®, Pilgrim’s® Mexico, To-Ricos®, Del Dia®, Moy Park, Matteson’s, Richmond, Fridge Raiders and Denny.
Seasonality
The demand for our chicken products generally is greatest during the spring and summer months and lowest during the winter months. The demand for our pork products generally is higher during the summer and peaks during the winter primarily due to the holiday season.
Key Customers
Our two largest customers, which operate in the U.S., together accounted for approximately 16.8% and 16.6% of our consolidated net sales in 2025 and 2024, respectively. No single customer accounted for ten percent or more of our consolidated net sales in either 2025 or 2024.
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
Human Capital Resources
As of December 28, 2025, we employed over 63,000 persons. Our success is largely dependent on the skills, experience and efforts of our employees. We rely on an adequate number of skilled employees to serve in critical production roles, such as processing workers and operations supervisors. In managing our business, we focus on a number of human capital measures or objectives, which are rooted in our core values and include the following items:
Health and Safety. A core tenet of our Company is the promotion of a safe and healthy working environment. Key examples of our focus and commitment include:
•We engage with our team members through the use of safety committees and other safety initiatives to improve the overall safety of the workplace and advance safety as a condition for culture.
•We train team members on how to identify physical hazards, conduct focused daily, monthly and annual physical hazard assessments at all facilities, ensure that identified physical hazards are logged, and ensure timely remediation.
•Leveraging third-party experts, we conduct regular ergonomic assessments, ensure that identified ergonomic issues are logged and ensure timely remediation.
•We conduct safety audits of all facilities on an annual basis. These audits include auditing the physical state of the plant, policies, safety culture and our occupational health clinics.
•Our efforts in 2025 have resulted in year-over-year reductions in severe injuries of 64%.
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
•We have extensive leadership training programs, such as our Supervisor Development Program, created to help identify and develop production workers into frontline supervisors and provide additional development to existing supervisors, the aforementioned People First Program, designed to equip frontline supervisors with the behavioral and technical skills needed to effectively lead their production teams and our Summit Program, designed to improve the skill set of our senior leadership team. We have found that recognizing our employees’ efforts through training for continued advancement strengthens their performance and helps with our goals to achieve business results.
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
•Better Futures. Better Futures, which we launched in 2021, is the largest privately funded free community college program in rural America, offering free community college to our team members and their dependents. So far, over 2,319 team members or dependents have signed up and 780 have started their selected academic pathway.
Employee Relations. We respect our team members’ rights of association, including by joining labor unions and collective bargaining. Approximately 35.1% of our workforce are covered by a collective bargaining agreement. For additional information, see “Item 1A. Risk Factors - Our performance depends on favorable labor relations with our employees and our compliance with labor laws. Any deterioration of those relations or increase in labor costs due to our compliance with labor laws could adversely affect our business.”
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
Information about our Executive Officers

Name	Age	Background and Experience	Dates
Fabio Sandri	54	President and Chief Executive Officer	September 2020 to Present
Matthew Galvanoni	53	Chief Financial Officer	March 2021 to Present
Fabio Sandri became the Chief Executive Officer in September 2020 and previously served as our Chief Financial Officer from June 2011 to March 2021. From April 2010 to June 2011, Mr. Sandri served as the Chief Financial Officer of Estacio Participações, the private post-secondary educational institution in Brazil. From November 2008 until April 2010, he was the Chief Financial Officer of Imbra SA, a provider of dental services based in Sao Paolo, Brazil. Commencing in 2005 through October 2008, he was employed by Braskem S.A., a New York Stock Exchange-listed petrochemical company headquartered in Camaçari, Brazil, first from 2005 to 2007 as its strategy director, then from 2007 until his departure as its corporate controller. He earned his Master’s of Business Administration degree in 2001 from the Wharton School at the University of Pennsylvania and a degree in electrical engineering in 1993 from Escola Politécnica da Universidade de São Paulo.
Matthew Galvanoni became the Chief Financial Officer in February 2021, effective March 2021. Prior to his appointment to the Company, Mr. Galvanoni served as Vice President, Finance, of Ingredion Incorporated, a leading global ingredients solution company, since 2016. Mr. Galvanoni joined Ingredion in 2012, serving in the role of Global Corporate Controller and Chief Accounting Officer, where he managed the company’s accounting-related and external financial reporting responsibilities. Mr. Galvanoni started his career at PricewaterhouseCoopers LLP in 1994 and subsequently held several financial leadership positions at Exelon Corporation, where he most recently served as Assistant Corporate Controller. Mr. Galvanoni graduated from the University of Illinois with a Bachelor’s of Accounting degree and later received a Master’s of Business Administration degree from the Kellogg School of Management at Northwestern University.

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
There have been recent outbreaks of both high- and low-pathogenic strains of avian influenza (“HPAI” and “LPAI”, respectively) and other bird diseases in Europe, the U.S., the U.K., and in Mexico. Outbreaks of both HPAI and LPAI are increasingly common. For example, HPAI H5 has been detected in a number of states in the U.S. Even if no additional highly pathogenic or highly contagious strains of avian influenza are confirmed in Europe, the U.S., the U.K. or Mexico, there can be no assurance that outbreaks elsewhere will not materially adversely affect international demand for poultry produced in our operating countries. Additionally, should any of these strains spread further within Europe, the U.S., the U.K. or Mexico, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.

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
We have significant operations and assets located in Mexico, the U.K., the Republic of Ireland, and continental Europe and may participate in or acquire operations and assets in other foreign countries in the future. Foreign operations may be exposed to a number of special risks such as currency exchange rate fluctuations, tariffs, trade barriers, exchange controls, expropriation and changes in laws and policies, including tax laws and laws governing foreign-owned operations. Currency exchange rate fluctuations have had adverse effects on us in the past. Exchange rate fluctuations or one or more other risks may have a material adverse effect on our business or operations in the future. Our operations in Mexico, the U.K., the Republic of Ireland, and continental Europe are conducted through subsidiaries organized under non-U.S. laws. Claims of creditors of our subsidiaries, including trade creditors, will generally have priority as to the assets of our subsidiaries over our claims. Additionally, the ability of these subsidiaries to make payments and distributions to us can be limited by terms of subsidiary financing arrangements and will be subject to, among other things, the laws applicable to these subsidiaries. To date, these laws have not had a material adverse effect on the ability of these subsidiaries to make these payments and distributions. However, laws such as these may have a material adverse effect on the ability of these subsidiaries to make these payments and distributions in the future.

Our operations in foreign jurisdictions also subject us to additional regulatory frameworks, which can increase costs of compliance and subject us to possible fines and penalties, some of which could be significant. In some cases, foreign regulatory frameworks may be considered more stringent or complex than similar regimes in the United States. For example, the European Union’s Deforestation Regulation (the “EUDR”), which generally becomes effective on December 30, 2026, will require companies trading in cattle, cocoa, coffee, oil palm, rubber, soya, and wood, as well as products derived from these commodities, to conduct extensive diligence on the value chain to ensure the goods do not result from recent deforestation, forest degradation, or breaches of local laws in order to sell such products in the European Union market. The EUDR, and other current or proposed regulations in the European Union and elsewhere, are expected to increase our compliance costs, may affect sales in such markets, and may result in fines and penalties or reputational harm if we do not fully comply.
Additionally, to conduct our operations, we regularly move data across national borders (including data related to business, financial, marketing and regulatory matters) and must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, in 2018, the E.U. recently commenced enforcement of the General Data Protection Regulation (the “GDPR”). The GDPR imposes significant additional compliance obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. The GDPR grants enforcement powers to certain E.U. regulators including extra-territorial powers in some cases. These enforcement powers allow regulators to conduct investigations and dawn raids, to issue penalties up to the greater of €20 million or 4% of worldwide turnover for the most serious violations, and to require changes to the way that organizations (including the Company) use personal data. Due to the geographic scope of our operations, the GDPR may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to minimize the risk of non-compliance with applicable privacy laws and regulations. Privacy laws such as the GDPR and similar laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states’ laws and regulations, including where permitted derivations from the GDPR are introduced. Additional laws may be enacted in U.S. states or at the U.S. federal level. Compliance with such existing, proposed, and recently enacted laws and regulations can be costly and may necessitate the review and implementation of policies and processes relating to our collection, security, and use of data. Any failure to comply with these regulatory standards could subject us to legal and reputational risks including proceedings against the Company by governmental entities or others, fines and penalties, or damage to our reputation and credibility and could have a negative impact on our business and results of operations.
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
Significant political or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the presidential administration in the U.S., are difficult to predict, may create uncertainty, and could impact our business. For example, the implementation of new tariff schemes by various governments, such as those implemented by the U.S. Mexico, European countries, and China in recent years, could increase the costs of our operations and ultimately increase the cost of products sold from one country into another country, or otherwise adversely impact our operations.
In addition, disruptions may be caused by outbreaks of diseases—either in our flocks and herds or elsewhere in the world—and resulting border closings or changes in consumer preferences. One or more of these or other disruptions in the international markets and distribution channels could adversely affect our business.
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
Media campaigns related to food production, regulatory and customer focus on sustainability, and recent increased focus and attention by the U.S. government on market dynamics and other facets of the meat processing industry could expose us to additional costs or risks.
Individuals or organizations can use social media platforms to publicize inappropriate or inaccurate stories or perceptions about the food production industry or our company. Such practices could cause damage to the reputations of our company and/or the food production industry in general. This damage could adversely affect our financial results. In addition, regulators, stockholders, customers and other interested parties have focused increasingly on the sustainability practices of companies. This has led to an increase in regulations and may continue to cause us to be subject to additional regulations in the future. Our customers or other interested parties may also require us to implement certain sustainability procedures or standards before doing, or continuing to do, business with us. Also, the U.S. government has increased its focus on market dynamics or other facets of the meat industry. The U.S. government has conducted inquiries related to the meat processing industry on matters such as market pricing and processor relationships with the farming community. This increased attention on sustainability practices and other facets of the meatpacking industry could cause us to incur additional compliance costs, divert management attention from operating our business, impair our access to capital among certain investors, and subject us to litigation risk for disclosures we make and practices we adopt regarding these issues. This in turn could have a material adverse effect on our business, financial condition, and the results of operations.
We are increasingly dependent on information technology, and our business and reputation could suffer if we are unable to protect our information technology systems against, or effectively respond to, cyber-attacks or other cyber security incidents or breaches, or if our information technology systems are otherwise disrupted.
The proper functioning of our information systems is critical to the successful operation of our business. We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. Although our information systems are protected with robust backup systems, including physical and software safeguards and remote processing capabilities, information systems by their nature are still vulnerable to cyber-attacks, natural disasters, power losses, unauthorized access, telecommunication failures, and other problems. In addition, certain software we use is licensed from, and certain services related to our information systems are provided by, third parties who could choose to discontinue their relationship with us or who could encounter system disruptions or attacks of their own. If critical information systems fail or these systems or related software or services are otherwise unavailable, our ability to process orders, maintain proper levels of inventory, collect accounts receivable, pay expenses, and maintain the security of Company and customer data could be adversely affected. Cyber-attacks and other cyber incidents have been increasing in frequently and continue to evolve in nature and sophistication. We have experienced actual or attempted cyber-attacks and anticipate facing ongoing cybersecurity threats of our information technology systems or networks. To date, none of these actual or attempted cyber-attacks has had a material adverse effect on our operations or financial condition. For example, as disclosed in prior filings, we were the target of an organized cybersecurity attack in 2021 that affected some of the servers supporting our global information technology systems. Our encrypted backup servers allowed for a return to full operation within two days and the loss of food produced was limited to less than one day of production. In total, we incurred a loss of approximately $10.0 million related to the cyber-attack during the second quarter of 2021, which included an allocation of $2.4 million of the total $11.0 million ransom paid by our parent company. However, there can be no assurances that future attacks would not have an adverse effect on our operations of financial condition.
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
We are involved, on an ongoing basis, in litigation relating to alleged antitrust violations or arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, shareholders, employees, or injured persons, and claims relating to commercial, labor, employment, antitrust, securities, or environmental matters. Claims in the future may also arise. For example, in December 2025, President Trump signed an executive order directing the Justice Department and Federal Trade Commission to antitrust investigations across the food supply sector. The long-term impact of this executive order, litigation trends and the outcome of litigation, cannot be predicted with certainty, and adverse litigation trends and outcomes could result in material damages, which could adversely affect our financial condition and results of operations.
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

Our two largest customers together accounted for approximately 16.8% of our consolidated net sales in 2025. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.
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
Generally, global average temperatures are gradually increasing, which is likely due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere, which may contribute to significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities and natural resources, as well as raw materials such as corn, soybean meal and other feed ingredients, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Concern over climate change also may adversely impact demand for our products due to changes in consumer preferences and result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. In addition, climate change could affect our ability to procure needed commodities at reasonable costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements could be prohibitively costly and may cause disruptions in, or an increase in, the costs associated with, the running of our production facilities. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. We currently have outstanding Senior Notes that are linked to our achievement of targeted reductions in Scope 1 and 2 greenhouse gas emissions intensity by 2025. If we fail to meet these targeted reductions in 2025, the interest rate applied to these Senior Notes will increase. Finally, from time to time we establish, assess, and publicly announce aspirations to reduce our carbon footprint. If we fail to achieve or accurately report on our progress toward achieving our carbon emissions reduction goals and targets, we could be subject to lawsuits, investigations, government actions, or other claims made by public or private entities, each of which could have a material impact on our business, financial condition, results of operations and prospects. In addition, the resulting negative publicity from any such allegations could adversely affect consumer preference for our products.

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
Immigration
Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. Despite our past and continuing efforts to hire only U.S. citizens and/or persons legally authorized to work in the U.S., we cannot guarantee that all of our employees and contractors are persons legally authorized to work in the U.S. There is no certainty that enforcement efforts by governmental authorities will not disrupt a portion of our workforce or operations at one or more facilities, which could negatively impact our business. For example, we have historically increased headcounts in certain facilities to avoid disruptions to our operations. Also, no assurance can be given that further enforcement efforts by governmental authorities will not result in the assessment of fines or other increases in cash outlays that could adversely affect our financial position, operating results or cash flows.
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
As of December 28, 2025, we employed approximately 63,000 persons. Approximately 35% of our workforce are covered by a collective bargaining agreement. Substantially all employees covered under collective bargaining agreements are covered under agreements that expire in 2025 or later. We have not experienced any labor-related work stoppage at any location in over ten years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, we may become subject to labor disruption at one or more of these locations, which could have an adverse effect on our financial results.
Loss of skilled employees, labor shortages, or a material increase in employee turnover could have a significant negative impact on our business and adverse effects on our profitability.
We also rely on an adequate supply of skilled employees at our processing and food facilities. Trained and experienced personnel in our industry are in high demand, and we and our third-party vendors have experienced high turnover and difficulty retaining employees with appropriate training and skills. This has led to, and could in the future continue to lead to, increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity or result in downtime of our production facilities. Several factors have had and may continue to have adverse effects on the labor force available to us and our third-party vendors, including immigration laws and government regulations, which include laws and regulations related to workers; health and safety, wage, and hour practices and work authorization. While our industry generally operates with high employee turnover, any material increases in employee turnover rates or any widespread employee dissatisfaction could also have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract, hire or retain key team members, it could have a negative impact on our business, financial condition or results of operations.
Our continued growth requires us to attract, hire, retain and develop key team members, including our executive officers and senior management team, and maintain a highly skilled and diverse global workforce at such levels. We compete to attract and hire highly skilled team members and our own team members are highly sought after by our competitors and other companies. Competition could cause us to lose talented team members, and unplanned turnover could deplete our institutional knowledge and result in increased costs due to increased competition for team members. In addition, our compensation arrangements may not always be successful in attracting new employees or retaining our existing team members. The loss of the services of one or more members of our senior management or of similarly positioned employees with essential skills could have a negative effect on our business, financial condition and results of operations. If we are not able to retain or attract talented, committed individuals to fill vacant positions when needs arise, it may also adversely affect our ability to achieve our business objectives.
Stock Ownership and Financial Risk Factors
JBS USA beneficially owns a majority of our common stock and has the ability to control the vote on most matters brought before the holders of our common stock.
JBS USA Food Company Holdings (“JBS USA Holdings”) beneficially and indirectly owns a majority of the shares and voting power of our common stock and is entitled to appoint a majority of the members of our Board of Directors. As a result, subject to restrictions on voting power and actions in the Stockholders Agreement with JBS USA Holding Lux S.a.r.l. and our organization documents, JBS USA Holdings has the ability to control our management, policies and financing decisions, elect a majority of the members of our Board of Directors at the annual meeting and control the vote on most matters coming before the holders of our common stock. Under the Stockholders Agreement, and through its parent entity, JBS USA Holding Lux S.a.r.l., JBS USA Holdings has the ability to elect up to eight members of our Board of Directors and the other holders of our common stock have the ability to elect up to two members of our Board of Directors. Moreover, our ultimate controlling shareholders may serve as members of our Board of Directors or as members of the board of directors or other senior management positions at any JBS companies.
JBS USA Holdings may have interests that are different from other shareholders and may vote in a way that may be adverse to our other shareholders’ interests. JBS USA Holdings’ concentration of ownership could also have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our shareholders from realizing a premium over the market price for their common stock.
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

Also in 2020, J&F reached a plea agreement with the Department of Justice (the “DOJ”) in which J&F pled guilty to one count of conspiracy to violate the FCPA in relation to the circumstances and payments that were the subject of the Collaboration Agreements and Leniency Agreement and agreed to pay a criminal penalty of US$256.5 million, payable in two installments of approximately US$128.2 million each. J&F paid US$128.2 million to the U.S. government, and the balance was considered to have been offset by payments made by J&F to Brazilian authorities under the Leniency Agreement. The DOJ plea agreement also required J&F to implement a compliance program and improve its internal policies and to make progress and other reports to the DOJ. Since 2017, JBS S.A. and J&F have implemented numerous and material changes to their anti-corruption compliance policies intended to detect and prevent illicit payments and conduct throughout their operations, including the introduction of new policies and practices and the hiring of experienced professionals who have a track record of building effective compliance programs. In addition, the terms of the above-referenced agreements with Brazilian authorities, the SEC and the DOJ provide strong disincentives to any violation of their terms. Our management and leadership teams are strongly committed to operating our business in compliance with anti-corruption principles and law. However, no assurance can be given that new and improved policies, practices and personnel will be effective to detect or prevent illicit activities in all cases.
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
On a consolidated basis, as of December 28, 2025, we had approximately $3.1 billion of unsecured indebtedness and had the ability to borrow approximately $1.1 billion under our credit agreements. Significant amounts of cash flow would be necessary to make payments of interest and repay the principal amount of such indebtedness. The degree to which we are leveraged could have important consequences because (1) it could affect our ability to satisfy our obligations under our credit agreements, (2) a substantial portion of our cash flow from operations is required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes, (3) our ability to obtain additional financing and to fund working capital, capital expenditures and other general corporate requirements in the future may be impaired; (4) we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage, (5) our flexibility in planning for, or reacting to, changes in our business may be limited, (6) it may limit our ability to pursue acquisitions and sell assets and (7) it may make us more vulnerable in the event of a continued or new downturn in our business or the economy in general.
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
We face continued risks related to the ongoing Russia-Ukraine war that began in February 2022. The war’s impact on the global feed ingredient and energy markets continues to be less pronounced than during the initial onset of the war, but there remain many risks and uncertainties that may and have impacted global markets. The impacts have included and may continue to include, but are not limited to, higher prices for commodities, such as food products, ingredients and energy products, increasing inflation in some countries, riskier futures prices, disrupted trade and supply chains, and increased pressure on the supply of feed ingredients and energy products.
There is also an ongoing risk of a cyber-attack as a result of the ongoing conflict, although we have not to date seen any new or heightened risk of such potential attacks.
Extreme weather, natural disasters or other events beyond our control as well as interruption by man-made problems such as power disruptions could negatively impact our business.

Bioterrorism, fire, pandemic, extreme weather or natural disasters, including droughts, floods, tornados, excessive cold or heat, hurricanes or other storms, could impair the health or growth of our flocks, production or availability of feed ingredients, or interfere with our operations due to power outages, fuel shortages, damage to our production and processing facilities or disruption of transportation channels, among other things. Any of these factors could have an adverse effect on our operations or financial results. Moreover, climate change, including the impact of global warming, may contribute to risks including extreme weather events and adverse impacts on agricultural production, as well as potential regulatory compliance risks, all of which could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Our use of artificial intelligence and machine learning may result in legal and regulatory risks.
While we currently have limited use cases for artificial intelligence, to the extent we use technology more broadly in the future, its use entails significant legal risks, including the breach of a data or software license, website terms of service claims, claimed violations of privacy rights or other tort claims. The regulatory landscape surrounding artificial intelligence is also evolving, and expanded use of machine learning technologies may become subject to regulation under new laws or new applications of existing laws. Compliance with these regulations may increase costs, and violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.
Item 1B. Unresolved Staff Comments
    None.
Item 1C. Cybersecurity
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
At least annually, we engage independent third-party cybersecurity providers for testing and vulnerability detection. We regularly engage with third-party vendors to perform external penetration testing, which identifies potential threats and reduces the impact and/or likelihood of these threats. Our employees perform similar intrusion tests and internal and external scans to help improve and harden the company’s security posture. We also conduct security assessments of our IT vendors and certain business partners and maintain cyber incident response plans that are periodically reviewed and updated by our IT Security and Cyber Defense Teams and leveraged table top exercised performed by our IT teams. The incident response plan ties into our Cybersecurity Committee processes for review to ensure the required reporting of material incidents to the Board of Directors, as applicable.

Our Board of Directors, primarily through the Audit Committee, oversees management’s approach to managing cybersecurity risks as part of its risk management oversight. The Audit Committee holds discussions at least annually with management regarding the Company’s guidelines and policies with respect to cybersecurity risks and receives regular reports from the CIO regarding such risks and the steps management has taken to monitor and control any exposure resulting from such risks.
Computer viruses, hackers, and employee or vendor misconduct, and other external hazards could expose our data systems and those of our vendors to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our ability to conduct our business. The sophistication of cybersecurity threats continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cybersecurity incidents. While we have experienced cybersecurity incidents, to date, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.
For more information, see “Item 1A. Risk Factors - We are increasingly dependent on information technology, and our business and reputation could suffer if we are unable to protect our information technology systems against, or effectively respond to, cyber-attacks or other cyber security incidents or breaches, or if our information technology systems are otherwise disrupted.”

Item 2. Properties
Operating Facilities
    Our main operating facilities are as follows:

	Number of Facilities
	Owned	Leased	Total	Capacity(a)	Unit of Measure	Average Capacity Utilization
Chicken Operations:
Fresh processing facilities	35	1	36	8.3 million	Birds per day	94.7%
Prepared foods facilities	12	2	14	536,934	Tons per year	84.6%
Hatcheries	47	3	50	3.2 billion	Eggs per year	91.7%
Other operation facilities(b)	50	1	51	16.4	Tons per year	74.9%
Grain elevator	1	—	1	8.6 million	Bushels per year	21.3%
Pork Operations:
Fresh processing facilities	2	—	2	8,600	Pigs per day	95.3%
Prepared foods facilities	7	—	7	203,742	Tons per year	64.2%
Other operation facilities(c)	1	—	1	20,850	Pigs per year	79.9%
Lamb Operations(d):
Fresh processing facilities	1	—	1	3,333	Lambs per day	93.1%
Prepared foods facilities	1	—	1	13,614	Tons per year	79.1%
Prepared Meals Operations:
Prepared meals facilities	5	1	6	265,732	Tons per year	66.4%
Distribution Centers and Other	11	27	38	N/A		N/A
(a)Capacity and utilization numbers do not include idled facilities.
(b)Other facilities in the chicken operations include feed mills, protein conversion and rendering facilities, and pet food facilities in the U.S.
(c)Other facilities in the pork operations include company-owned pig farms in the U.K.
(d)Facilities in lamb operations are from the acquisition of Randall Parker Foods (renamed to “Pilgrim’s UK Lamb Ltd.”) and are in the U.K.

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
Holders
As of February 10, 2026, the Company estimates that there were approximately 99,000 holders (including individual participants in security position listings) of the Company’s common stock.
Dividends
The Company does not have a policy of paying dividends to its stockholders. In 2025, the Board of Directors authorized to pay approximately $2 billion of special dividends due to the significant cash generation. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations and other factors deemed relevant by our Board of Directors in its discretion.
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
Performance Graph
The graph below shows a comparison from December 27, 2020 through December 28, 2025 of the cumulative 5-year total stockholder return of holders of the Company’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of two companies: Tyson Foods Inc and Hormel Foods Corp. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 27, 2020 and tracks it through December 28, 2025.
The graph covers the period from December 27, 2020 to December 28, 2025, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

	12/27/20	06/30/21	12/26/21	06/30/22	12/25/22	06/30/23	12/31/23	06/30/24	12/29/24	06/30/25	12/28/25
Pilgrim's Pride Corporation	$100.00	$114.63	$142.38	$161.40	$123.00	$111.06	$142.95	$198.91	$237.31	$261.14	$241.47
Russell 2000	100.00	117.54	114.82	87.92	91.35	98.74	106.82	108.67	119.14	117.02	134.40
Peer Group	100.00	108.53	118.47	119.85	100.29	87.37	81.23	83.37	87.15	85.00	81.04
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Overview
We are one of the largest protein companies in the world, and as a vertically integrated company, we are able to control nearly every phase of the production process, which helps us manage food safety and quality, control margins, and improve customer service. This gives us the opportunity to continue to create growth and development opportunities, further increasing our position as a leading domestic and global protein company.
We reported net income attributable to Pilgrim’s Pride Corporation of $1.1 billion, or $4.54 per diluted common share, and profit before tax totaling $1.5 billion, for 2025. These operating results included gross profit of $2.4 billion and generated $1.4 billion of cash from operations. We generated consolidated operating margins of 8.7% with operating margins of 10.7%, 5.1%, and 7.9% in our U.S., Europe, and Mexico reportable segments, respectively. During 2025, we generated EBITDA and Adjusted EBITDA of $2.1 billion and $2.3 billion, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included later in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.
We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. Any reference we make to a particular year applies to our fiscal year and not the calendar year. Fiscal years 2025 and 2024 were both 52-week fiscal years.
Global Economic Conditions
Our business is subject to global inflationary trends. U.S. consumer price index inflation rose 2.7% in the twelve months ended December 2025. The fluctuations were driven by policy changes, supply chain dynamics, and consumer spending behavior. U.K. consumer price index inflation rose 3.6% in the twelve months ended December 2025, driven by increases in alcohol and tobacco and transportation costs, as well as smaller increases in food and restaurant prices. The E.U. region saw a slight decrease in the year-over-year inflation rate to 2.0% for the twelve months ended December 2025, primarily driven by decreased energy prices, offset by rising food prices. The Russia-Ukraine war's impact on the global feed ingredient and energy markets continues to be less pronounced than during the initial onset of the war, but there remain many risks and uncertainties that may impact global markets. Mexico consumer price index inflation declined to 3.7% in the twelve months ended December 2025 partially driven by decreases in fresh agricultural prices and energy, partially offset by increases in services, such as restaurants and food services, as well as, prepared food prices and food, beverages, and tobacco prices.
The British pound strengthened against the U.S. dollar during 2025. The Mexican peso weakened against the U.S. dollar during 2025, but future trends will be impacted by economic uncertainties in Mexico and with their primary trading partners, such as the U.S.
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
During 2025, the global prices of corn, soybean, and wheat decreased modestly relative to 2024 prices, reflecting an increase in production and elevated stocks. Demand for these grains increased in 2025 compared to 2024 levels, however supply outpaced demand resulting in slightly lower prices and higher ending stocks.

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price
	(In whole dollars)				(In whole pounds sterling)
2025
Fourth Quarter	4.51	4.11	330.8	264.7	166.8	155.2
Third Quarter	4.32	3.72	297.2	260.7	180.0	136.5
Second Quarter	4.90	4.10	299.6	270.9	173.6	138.2
First Quarter	5.02	4.36	315.8	285.9	185.6	165.0
2024
Fourth Quarter	4.54	4.01	350.0	279.5	190.5	174.0
Third Quarter	4.18	3.62	387.0	303.4	196.9	168.7
Second Quarter	4.65	3.97	386.5	328.3	202.8	165.1
First Quarter	4.67	4.00	381.2	327.8	184.5	153.7
(a)We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
During 2025, U.S. commodity market prices for chicken products moderated slightly compared to elevated levels in 2024, reflecting a combination of factors, such as increased broiler production, improved supply chain stability, and normalization of consumer demand following inflation-driven protein substitution in prior periods. The USDA’s January 2026 World Agriculture Supply and Demand Estimate (“WASDE”) report indicates broiler production growth in 2025, supported by increased placements and improved feed conversion ratios, which increased available supply relative to demand. The incremental supply reduced pricing pressure seen in 2024, when supply was tighter and feed costs were slightly elevated.
U.S. commodity market prices throughout 2026 will be impacted by the evolution of foodservice, retail, and export meat demand, influenced by factors such as government regulation, spread of avian influenza cases both domestically and abroad, evolution of the general economy, and overall protein supply.
During 2025, the U.K. chicken market prices remained elevated compared to 2024 levels, yet stable, reflecting a balance between strong domestic consumption, increased domestic production, and easing input cost pressures. Supply increased in 2025 due to higher average live weights and higher slaughter numbers, but pricing remained firm due to increased labor costs and animal welfare costs. Through customer contracts and additional negotiations, we have offset the majority of these cost increases. Partially offsetting the labor and animal welfare costs was an easing of feed costs in 2025 relative to 2024. Due to increased competition with the U.K. egg market, there continues to be an increase in costs to retain growers. We continue to focus on managing costs, including labor and yield efficiencies, agricultural performance and increasing operational efficiencies through investments in capital projects.
Commodity prices for chicken in Mexico in 2025 averaged above prior-year prices, driven by strong consumer demand and the viability of chicken as the most affordable animal protein option. While Mexico’s poultry production increased in 2025 relative to 2024 levels, demand outpaced supply. Feed costs decreased in 2025 relative to 2024, but these cost savings were partially offset by increases in supply chain and labor costs.
U.K. market prices for pork products in 2025 remained elevated relative to historical averages, continuing an upward trend from 2022, despite higher production volumes and easing of market pressures from EU price movements. Production increases in 2025 were driven by heavier carcass weights and higher slaughter numbers, while breeding herd constraints and increased exports limited oversupply in the U.K.
U.K. prices for prepared foods have increased due to inflationary pressures. We continue to focus on partnering with our Key Customers and increasing operational efficiency.
Sustainability
We believe sustainability involves continuously improving social responsibility, economic viability, and environmental stewardship. We are committed to helping society meet the global challenge of feeding a growing population in a responsible manner.
Environmental Stewardship. We are focused on improving the efficiency of our operations and supporting producers to reduce our environmental footprint. In support of this initiative, in April 2021, we issued $1.0 billion of sustainability-linked bonds, which require us to reduce our Scope 1 and Scope 2 global greenhouse gas emissions intensity of 17.7% by 2025 and by

30.0% by 2030 from our 2019 baseline. To that end, we have invested in a variety of equipment, implemented operating procedures, and enhanced reporting systems to identify opportunities and drive further emission reduction opportunities.
Social Responsibility. Safety of our team members is a core value at Pilgrim’s. The physical health and mental well-being of our workforce continues to be a top priority for our business. As such, we implemented hundreds of safety measures within our facilities and continue to evolve our operations as needed. To support the communities where our team members live and work, we have committed $20 million in funding for local projects focused on alleviating food insecurity and strengthening long-term community infrastructure through our Hometown Strong initiative. To date, we have approved over $15 million for these areas. We also continue to build on Hometown Strong through our Better Futures program, which provides team members and their dependents in tuition free, higher education program, to improve their skills and career opportunities. The program has been exceptionally well received, as we have over 2,200 participants since its inception. Finally, ensuring the well-being of animals under our care is an uncompromising commitment at Pilgrim’s. We continually strive to improve our welfare efforts through the use of new technologies and the implementation of standards that meet and exceed regulatory requirements and industry guidelines.
Governance. To cultivate discipline and drive accountability for sustainability-related matters, we use our annual budgeting process to establish strategies, plans, and risk mitigation tactics. This process is further reinforced by a series of key performance indicators to evaluate and monitor progress. These performance indicators are linked to compensation for both senior executives and plant-level personnel. As part of our business management processes, progress against these metrics is reviewed at least monthly and evaluated by external agencies to assess progress relative to industry peers. In addition, the Board of Directors formed a Sustainability Committee to provide oversight and counsel on strategies, policies, and investments to reduce the impact of climate change. The Sustainability Committee meets on a quarterly basis to monitor progress, provide feedback, and evaluate the impact of trends.
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
Results of Operations
2025 Compared to 2024
Net sales. Net sales for 2025 increased $0.6 billion, or 3.5%, from $17.9 billion generated in 2024 to $18.5 billion generated in 2025. The following table provides additional information regarding net sales:

		Change from 2024		Impact on Change from 2024
Sources of net sales	2025	Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)
U.S.	$10,998,732	$368,803	3.5%	3.4%	0.1%	—%
Europe	5,378,865	242,118	4.7%	2.5%	(0.9)%	3.1%
Mexico	2,119,956	8,341	0.4%	2.2%	3.3%	(5.1)%
Total net sales	$18,497,553	$619,262	3.5%
U.S. Reportable Segment. U.S. net sales generated in 2025 increased $368.8 million, or 3.5%, from U.S. net sales generated in 2024 primarily because of an increase in sales volume of $365.2 million, or 3.4 percentage points, and a slight increase in net sales per pound of $3.6 million, or 0.1 percentage points. The increase in sales volume was primarily driven by increased demand for fresh products.
Europe Reportable Segment. Europe sales generated in 2025 increased $242.1 million, or 4.7%, from sales generated in 2024 primarily from a favorable impact of foreign currency translation and an increase in sales volume of $160.1 million, or 3.1 percentage points, and $130.3 million, or 2.5 percentage points, respectively. These increases were partially offset by a decrease in net sales per pound of $48.3 million, or 0.9 percentage points. The favorable impact of foreign currency translation was the result of a 3% strengthening of the British pound against the U.S. dollar. The increase in sales volume was primarily driven by increased domestic demand for fresh products.

Mexico Reportable Segment. Mexico sales generated in 2025 increased $8.3 million, or 0.4%, from sales generated in 2024 primarily from an increase in net sales per pound and an increase in sales volume of $68.7 million, or 3.3 percentage points, and $46.1 million, or 2.2 percentage points, respectively. These increases in net sales were partially offset by a decrease due to the unfavorable impact of foreign currency translation of $106.5 million, or 5.1 percentage points. The increases in net sales per pound and sales volume were driven by improved product mix and increased commodity chicken prices. Sales volumes increased across all sales channels, except live chicken which slightly decreased. The unfavorable impact of foreign currency translation was due to a 5% weakening of the Mexican peso against the U.S. dollar.
Gross profit. Gross profit increased by $45.4 million, or 2.0%, from $2.31 billion generated in 2024 to $2.36 billion generated in 2025. The following tables provide gross profit information:

		Change from 2024		Percent of Net Sales
Components of gross profit	2025	Amount	Percent	2025	2024
	(In thousands, except percent data)
Net sales	$18,497,553	$619,262	3.5%	100.0%	100.0%
Cost of sales	16,139,410	573,886	3.7%	87.3%	87.1%
Gross profit	$2,358,143	$45,376	2.0%	12.7%	12.9%

Sources of gross profit	2025	Change from 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$1,634,099	$70,007	4.5%
Europe	492,760	31,093	6.7%
Mexico	231,284	(55,724)	(19.4)%
Total gross profit	$2,358,143	$45,376	2.0%

Sources of cost of sales	2025	Change from 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$9,364,633	$298,796	3.3%
Europe	4,886,105	211,025	4.5%
Mexico	1,888,672	64,065	3.5%
Total cost of sales	$16,139,410	$573,886	3.7%
U.S. Reportable Segment. Cost of sales incurred by our U.S. operations in 2025 increased $298.8 million, or 3.3%, from cost of sales incurred by our U.S. operations in 2024. Cost of sales increased primarily due to an increase in sales volume of $311.5 million, or 3.4 percentage points, partially offset by a slight decrease in cost per pound sold of $12.7 million, or 0.1 percentage points. The increase in sales volume was primarily driven by increased demand of fresh products. The decrease in cost per pound sold was driven by a reduction in feed ingredients, such as corn and soy, costs in our live operations. The reduction in live operations costs was partially offset by increases in labor, incentive compensation, and grower costs.
Europe Reportable Segment. Cost of sales incurred by the Europe operations during 2025 increased $211.0 million, or 4.5%, from cost of sales incurred by the Europe operations during 2024 primarily due to the impact of foreign currency translation and an increase in sales volume of $143.5 million, or 3.1 percentage points, and $118.6 million, or 2.5 percentage points, respectively. These increases were partially offset by a decrease in cost per pound sold of $51.2 million, or 1.1 percentage points. The increase in sales volume was partially offset by the unfavorable impact of foreign currency translation of $140.1 million, or 2.9 percentage points. The decrease in cost per pound was driven by decreased feed ingredients, labor, utilities and other operating costs and from production efficiencies as a result of our restructuring initiatives.
Mexico Reportable Segment. Cost of sales incurred by the Mexico operations during 2025 increased $64.1 million, or 3.5%, from cost of sales incurred by the Mexico operations during 2024 primarily because of an increase in cost per pound sold and an increase in sales volume of $119.2 million, or 6.4 percentage points, and $39.8 million, or 2.2 percentage points, respectively. These increases were partially offset by the favorable impact of foreign currency translation of $94.9 million, or 5.1 percentage points. The increase in sales volume was driven by market requirements and product mix and the increase in cost per pound sold was driven by a shift in mix to higher value products, such as prepared foods. The favorable impact of foreign currency translation was due to a 5% weakening of the Mexican peso against the U.S. dollar.

Operating income. Operating income increased $107.5 million, or 7.1%, from $1.5 billion generated for 2024 to $1.6 billion generated for 2025. The following tables provide operating income information:

		Change from 2024		Percent of Net Sales
Components of operating income	2025	Amount	Percent	2025	2024
	(In thousands, except percent data)
Gross profit	$2,358,143	$45,376	2.0%	12.7%	12.9%
SG&A expenses	713,250	(60)	—%	3.9%	4.0%
Restructuring activities	31,354	(62,034)	(66.4)%	0.2%	0.5%
Operating income	$1,613,539	$107,470	7.1%	8.7%	8.4%

		Change from 2024
Sources of operating income	2025	Amount	Percent
	(In thousands, except percent data)
U.S.	$1,173,404	$60,403	5.4%
Europe	272,397	102,704	60.5%
Mexico	167,738	(55,637)	(24.9)%
Total operating income	$1,613,539	$107,470	7.1%

Sources of SG&A expenses (defined below)	2025	Change from 2024
		Amount	Percent
	(In thousands, except percent data)
U.S.	$460,695	$9,604	2.1%
Europe	189,009	(9,577)	(4.8)%
Mexico	63,546	(87)	(0.1)%
Total SG&A expense	$713,250	$(60)	—%

Sources of restructuring activities charges	2025	Change from 2024
		Amount	Percent
	(In thousands, except percent data)
Europe	$31,354	$(62,034)	(66.4)%
(a)Our Consolidated Financial Statements include the accounts of our company and our majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
U.S. Reportable Segment. Selling, general and administrative (“SG&A”) expense incurred by the U.S. operations during 2025 increased $9.6 million, or 2.1%, from SG&A expense incurred by the U.S. operations during 2024 primarily from increases in incentive compensation costs, marketing costs, and professional fees, such as legal defense costs, partially offset by a decrease in litigation settlement costs.
Europe Reportable Segment. SG&A expense incurred by the Europe operations during 2025 decreased $9.6 million, or 4.8%, from SG&A expense incurred by the Europe operations during 2024 primarily due to decreased labor and employee-related costs as a result of the restructuring initiatives consolidating backoffice support. The decreased labor costs were partially offset by an increase from the unfavorable impact of foreign currency translation.
Mexico Reportable Segment. SG&A expense incurred by the Mexico operations during 2025 decreased $0.1 million, or 0.1%, from SG&A expense incurred by the Mexico operations during 2024. SG&A expense decreased primarily from the favorable impact of foreign currency translation due to the weakening of the Mexican peso against the U.S. dollar, partially offset by increased wages and employee profit share costs.
Net interest expense. Consolidated interest expense increased 24.6% to $110.3 million in 2025 from $88.5 million in 2024. The increase in net interest expense resulted primarily from a decrease in interest income earned on lower cash balances, an increase from early extinguishment of debt from a gain recognized in the prior year, partially offset by a decrease in interest expense on outstanding borrowings due to debt repurchases reducing the outstanding borrowings. As a percent of net sales, net interest expense in 2025 and 2024 was 0.6% and 0.5%, respectively.
Income taxes. Our consolidated income tax expense in 2025 was $418.8 million, compared to income tax expense of $325.0 million in 2024. The increase in income tax expense in 2025 resulted primarily from an increase in pre-tax income and higher state income tax expense recognized during 2025.

2024 Compared to 2023
For discussion of 2024 results of operations in comparison to 2023 results of operations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2024 Annual Report on Form 10-K filed on February 13, 2025.
Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. The following table presents our available sources of liquidity as of December 28, 2025:

Sources of Liquidity	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$640.2
Borrowing arrangements:
U.S. Credit Facility(a)	850.0	—	846.0
Mexico BBVA Credit Facility(b)	71.2	—	71.2
Mexico Bajio Credit Facility(c)	83.8	—	83.8
Europe Credit Facility(d)	202.5	—	202.5
(a)Availability under the U.S. Credit Facility is also reduced by our outstanding standby letters of credit. Standby letters of credit outstanding at December 28, 2025 totaled $4.0 million.
(b)As of December 28, 2025, the U.S. dollar-equivalent of the amount available under the Mexico BBVA Credit Facility was $71.2 million ($1.3 billion Mexican pesos).
(c)As of December 28, 2025, the U.S. dollar-equivalent of the amount available under the Mexico Bajio Credit Facility was $83.8 million ($1.5 billion Mexican pesos).
(d)As of December 28, 2025, the U.S. dollar-equivalent of the amount available under the Europe Credit Facility was $202.5 million (£150.0 million).
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
On October 30, 2025, we entered into an unsecured credit agreement (the “Mexico Bajio Credit Facility”) with Banco del Bajio as lender. The loan commitment under the Mexico Bajio Credit Facility is Mex$1.5 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Bajio Credit Facility accrue interest at a rate equal to TIIE plus 1.41%. The Mexico Bajio Credit Facility will be used for general corporate and working capital purposes. The Mexico Bajio Credit Facility will mature on October 30, 2028.
On December 18, 2025, we extended an unsecured credit agreement (the “Mexico BBVA Credit Facility”) with BBVA as lender. The loan commitment under the Mexico BBVA Credit Facility is Mex$1.3 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico BBVA Credit Facility accrue interest at a rate equal to TIIE plus 1.35%. The Mexico BBVA Credit Facility will be used for general corporate and working capital purposes. The Mexico BBVA Credit Facility will mature on December 18, 2030.
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.

Historical Flow of Funds

	Year Ended
Cash Flows from Operating Activities	December 28, 2025	December 29, 2024
	(In millions)
Net income	$1,083.3	$1,087.2
Net noncash expenses	507.8	480.0
Changes in operating assets and liabilities:
Trade accounts and other receivables	(113.1)	88.3
Inventories	(193.5)	134.5
Prepaid expenses and other current assets	(44.5)	(33.3)
Accounts payable and accrued expenses	155.8	126.7
Income taxes	35.4	109.4
Long-term pension and other postretirement obligations	(1.9)	26.1
Other operating assets and liabilities	(57.6)	(28.8)
Cash provided by operating activities	$1,371.7	$1,990.1
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $507.8 million for the year ended December 28, 2025. Net noncash expense items included $456.2 million of depreciation and amortization, stock-based compensation expense of $29.4 million, deferred income tax expense of $10.0 million, loan cost amortization of $4.9 million, a $3.9 million loss on property disposals, accretion of bond discount of $2.4 million, loss on early extinguishment of debt recognized as a component of interest expense of $0.6 million, and asset impairment of $0.5 million.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables, including accounts receivable from related parties, represented a $113.1 million use of cash in 2025. The change in cash was primarily due to an increase in sales volume. The change in trade accounts and other receivables, including accounts receivable from related parties, represented an $88.3 million source of cash in 2024. The change in cash was primarily due to the timing of customer payments, and collections of insurance proceeds.
The change in inventories represented a $193.5 million use of cash in 2025. The change in cash resulted from an increase in our finished goods inventories to meet increased demand. The change in inventories represented a $134.5 million source of cash in 2024. The change in cash resulted from a decrease in our finished goods inventories and lower input costs included in inventory values.
The change in prepaid expenses and other current assets represented a $44.5 million use of cash in 2025. This change resulted primarily from an increase in prepaid indirect taxes in our Mexico and Europe reportable segments, and an increase in prepaid grower housing incentives. The change in prepaid expenses and other current assets represented a $33.3 million use of cash in 2024. This change resulted primarily from a net increase in the commodity derivatives assets from favorable fair value positions, an increase from short-term available-for-sale investments, and the impact of foreign currency translation.
Accounts payable and accrued expenses, including accounts payable to related parties, represented a $155.8 million source of cash in 2025. This change resulted primarily from the increases in litigation settlement and payroll accruals. Accounts payable and accrued expenses, including accounts payable to related parties, represented a $126.7 million source of cash in 2024. This change resulted primarily from increases in litigation settlement and incentive compensation accruals.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $35.4 million source of cash in 2025. This change resulted primarily from the timing of estimated tax payments. The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $109.4 million source of cash in 2024. This change resulted primarily from the timing of estimated tax payments and higher profitability in 2024 which increased our income tax payables and reduced income tax receivable.

	Year Ended
Cash Flows from Investing Activities	December 28, 2025	December 29, 2024
	(In millions)
Acquisitions of property, plant and equipment	$(711.1)	$(476.2)
Proceeds from property disposals	5.6	15.4
Cash used in investing activities	$(705.5)	$(460.8)
Capital expenditures were incurred primarily for growth projects, projects to improve operational efficiencies, portfolio enhancement projects, such as the conversion of a commodity plant to a plant supporting our U.S. retail customers, and projects to reduce costs during the year ended December 28, 2025. Proceeds from property disposals were primarily for a feed mill in the U.S., breeder farm equipment in Mexico, and other miscellaneous equipment.

	Year Ended
Cash Flows from Financing Activities	December 28, 2025	December 29, 2024
	(In millions)
Payments for dividends	$(1,994.3)	$—
Payments on revolving line of credit, long-term borrowings, and finance lease obligations	(115.2)	(152.1)
Payments on early extinguishment of debt	(2.1)	(0.2)
Purchase of noncontrolling interest	(1.3)	—
Proceeds from contribution of capital under Tax Sharing Agreement with JBS USA Holdings	—	1.4
Cash used in financing activities	$(2,113.0)	$(150.9)
Payments for dividends during 2025 are related to the special cash dividends that were paid in April and September 2025. Payments on revolving line of credit, long-term borrowings, and finance lease obligations and payments on early extinguishment of debt during 2025, are primarily related to open market repurchases of outstanding senior notes. The repurchase of noncontrolling interest represents cash paid in exchange for equity of a subsidiary that was previously owned by a noncontrolling interest partner.
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
Capital Expenditures
We anticipate spending between $900 million and $950 million on the acquisition of property, plant and equipment in 2026. Capital expenditures will primarily be incurred to grow our operations, to improve efficiencies, to reduce costs, and to sustain our operations. We expect to fund these capital expenditures with cash flow from operations and cash on hand.
Contractual Obligations
In addition to our debt commitments at December 28, 2025, we had other commitments and contractual obligations that require us to make specified payments in the future. The following table summarizes the total amounts due as of December 28, 2025, under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(a)	$3,137,442	$339	$731	$809	$3,135,563
Interest(b)	1,133,834	158,399	316,746	316,668	342,021
Finance leases	1,440	617	823	—	—
Operating leases	299,230	78,436	104,084	54,862	61,848
Derivative liabilities	8,072	8,072	—	—	—
Purchase obligations(c)	777,760	483,703	283,347	3,293	7,417
Total	$5,357,778	$729,566	$705,731	$375,632	$3,546,849
(a)Long-term debt is presented at face value and excludes $4.0 million in letters of credit outstanding related to normal business transactions. Long-term debt includes the Live Oak CHP Project PACE Loan. For a description, refer to Part II, Item 8, Notes to Consolidated Financial Statements, “Note 13. Debt.”
(b)Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings as of December 28, 2025.
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

Regarding the fight against tax evasion, the Base Erosion and Profit Shifting (“BEPS”) project was launched in 2013 as a collaboration between the G20 (a group of the world’s 20 largest economies) and the OECD. The project aims to implement 15 measures to combat tax avoidance, enhance the consistency of international tax rules, and ensure a more transparent global tax environment. It seeks to prevent the misuse of tax regulations that result in the erosion of the tax base, particularly through profit shifting to jurisdictions with more favorable or no taxation.

Pillar II is part of one of the OECD’s most recent initiatives, known as BEPS 2.0, which aims to address tax challenges arising from evolving business models in a globalized economy. The goal of Pillar II is to establish a global minimum tax system for multinational enterprises (“MNEs”) with annual consolidated revenue exceeding EUR 750 million. This additional taxation seeks to balance the global allocation of corporate income taxes and ensure that multinational groups pay a minimum effective tax rate of 15% per jurisdiction where they operate.

Starting in the 2024 calendar year, the Pillar II rules came into effect in several jurisdictions, impacting multinational companies operating in these markets. However, during the first three years of implementation, transitional rules (Safe Harbor) have been introduced to simplify the calculation of the effective tax rate per jurisdiction, facilitating the adaptation of multinational groups to the new requirements. As the Group operates in multiple jurisdictions where the global minimum tax is effective, including France, Ireland, Luxembourg, Malta, the Netherlands, and the United Kingdom, the Company carried out the assessment procedures to analyze the potential impacts arising from these regulations. Based on the analyses conducted to date, no material tax exposure has been identified as a result of the application of this tax.
Recent Accounting Pronouncements
Refer to Part II, Item 8, Notes to Consolidated Financial Statements, “Note 1. Business and Summary of Significant Accounting Policies.”
Critical Accounting Policies and Estimates
General. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate our estimates, including those related to revenue recognition, inventory, goodwill and other intangible assets, litigation and income taxes. We base our estimates on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
We make judgments regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from revenue and cash flows with customers. Determination of a contract requires evaluation and judgment along with the estimation of the total contract value and if any of the contract value is constrained. Due to the nature of our business, there is minimal variable consideration, as the contract is established at the acceptance of the order from the customer. When applicable, variable consideration is estimated at contract inception and updated on a regular basis until the contract is completed. Allocating the transaction price to a specific performance obligation based upon the relative standalone selling prices includes estimating the standalone selling prices including discounts and variable consideration.
Inventories. Live chicken and pig inventories are stated at the lower of cost or net realizable value and breeder hen, breeder sow, and boar inventories at the lower of cost, less accumulated amortization, or net realizable value. The costs associated with breeder hen inventories are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. The costs associated with breeder sow inventories are accumulated up to the production stage and amortized on a straight-line basis over their productive lives to the estimated residual cull value. The costs associated with finished poultry products, finished pork products, feed, eggs and other inventories are stated at the lower of cost or net realizable value. Inventory within a production facility typically transfers from one stage of production to another at a standard cost, at which point it accumulates additional cost directly incurred with the production of inventory, including overhead. The standard cost at which each type of inventory transfers is set by management to reflect the actual costs incurred in the prior steps. We monitor and adjust standard costs throughout the year to ensure that standard costs reasonably reflect the actual average cost of the inventory produced.
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
For our prepared foods inventories, raw materials, and packaging materials are valued at the lower of weighted average cost and net realizable value, work in progress is valued at the latest production cost (raw materials, packaging), finished goods are valued at the lower of the latest actual monthly production cost (raw materials, packaging and direct labor) and attributable overheads and net realizable value, and engineering spares and consumables are valued at cost with an appropriate provision for obsolete engineering spares consistent with historical practice.
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
On July 1, 2024, the Company effectively completed a reorganization within its Europe reportable segment. The previous reporting units were Moy Park, Pilgrim's UK, and Pilgrim's Food Masters. The new reporting units were Fresh Pork/Lamb, Fresh Poultry, Food Service, Meals, and Brands & Snacking. As a result of this reorganization, the Company reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative net assets approach. The Company then performed an interim impairment test on the reporting units on both a pre- and post-reorganization basis. There was no impairment recognized as a result of these tests.
On July 28, 2025, the Company modified its previous reorganization within its Europe reportable segment. The previous reporting units were Fresh Pork/Lamb, Fresh Poultry, Food Service, Meals, and Brands & Snacking. The new 2025 reorganization resulted in one plant moving from Fresh Pork/Lamb into Fresh Poultry and combining Meals and Brands & Snacking into one reporting unit called Added Value. The resulting reporting units of this reorganization are Fresh Pork/Lamb, Fresh Poultry, Food Service, and Added Value. As a result of this reorganization, the Company reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative net assets approach which is consistent with the reallocation method using in the prior year’s reorganization. The Company then assessed if the reorganization was a triggering event that required an interim impairment test. This resulted in an interim impairment test being performed on the Fresh Pork/Lamb reporting unit on both a pre- and post-reorganization basis. There was no impairment recognized as a result of this test.
As of December 28, 2025, the Company assessed qualitative factors to determine if it was necessary to perform quantitative impairment tests related to the carrying amounts of its goodwill. Based on these assessments, the Company determined that it was not necessary to perform quantitative impairment tests related to the carrying amount of its goodwill at that date.

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
In 2023, we experienced an increase in long-term treasury rates that management determined could negatively affect discount rates, which are used in estimating the fair value of the reporting units. Therefore, management elected to bypass qualitative assessments for all indefinite-life intangible assets and performed quantitative impairment tests. Based on the outcome of the quantitative tests, management determined that no material impairment existed as of December 28, 2025.
The Company additionally assessed if the July 1, 2024 Pilgrim’s Europe reorganization indicated that any carrying amounts of its non-goodwill intangible assets might not be recoverable. The reorganization did not result in any change in business use for any of the intangible assets and therefore, the Company determined no indicators were present that required us to test the recoverability of the asset group-level carrying amounts of its Europe intangible assets at that date.
The Company additionally assessed if the July 28, 2025 modification to the Pilgrim’s Europe reorganization indicated that any carrying amounts of its non-goodwill intangible assets might not be recoverable. The reorganization did not result in any change in business use for any of the intangible assets and therefore, the Company determined no indicators were present that required us to test the recoverability of the asset group-level carrying amounts of its Europe intangible assets at that date.
As of December 28, 2025, the Company assessed qualitative factors to determine if it was necessary to perform quantitative impairment tests related to the carrying amounts of its intangible assets not subject to amortization. Based on these assessments, the Company determined that it was not necessary to perform quantitative impairment tests related to the carrying amount of its intangible assets not subject to amortization at that date.
Identifiable intangible assets with definite lives, such as customer relationships and trade names that we expect to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from 15 to 20 years for trade names and three to 18 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the years ended December 28, 2025 and December 29, 2024.
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
Defined Benefit Pension and Other Postretirement Plans. We sponsor two qualified defined benefit pension plans, two nonqualified defined benefit retirement plans, and one defined benefit postretirement life insurance plan. Some of these plans are administered by a board of trustees made up of management within the participating companies and representatives from associated labor groups while others are administered by an investment committee made up of management from the participating company.. We use independent third-party actuaries to assist in determining our pension obligations and net periodic benefit cost. We, along with the actuaries, review assumptions including estimates of the present value of projected future pension payments to participants. We accumulate and amortize the impact of actuarial gains and losses over future periods.
Our defined benefit pension and other postretirement plans contain uncertainties because it requires management to make assumptions and apply judgments. The key assumptions made in developing key estimates include discount rates, expected returns on plan assets, retirement rates, and mortality. These assumptions can have a material impact on the funded status and the net periodic benefit cost. The discount rates reflect yields on high-quality corporate bonds as of the measurement date and were compared to the effective discount rate determined by discounting plan cash flows using the 12/26/2025 Empower Above Mean Curve. All other assumptions reflect estimates of future experience and considering relevant historical information, such as credible plan experience, from representative populations and relevant plan characteristics. The mortality assumption reflects experience from representative populations, based on the Pri-2012 Private Retirement Plans Mortality Table Report issued by the Society of Actuaries (“SOA”) in October 2019 and the Mortality Improvement Scale MP-2021 Report issued by the SOA in October 2021. It is reasonable to expect that changes in external factors will result in changes to the assumptions noted above that are used to measure pension obligations and net periodic benefit cost in future periods.
During 2024, we terminated our Pilgrim’s Pride Pension Plan for Legacy Gold Kist (“LGK Plan”) and our Pilgrim’s Pride Retirement Plan for Union Employees (“Union Plan”). The termination included settling all outstanding obligations through a combination of lump-sum payouts to participants who elected to receive one and through a purchase of annuities for the participants who did not elect a lump-sum payout. In order to fund the lump-sum payments and purchases of nonparticipating annuity contracts, all invested assets within each of the two plans were liquidated. The remaining assets within the two plans at the end of 2024 represented an excess of the liquidated assets over the amount of outstanding obligations at time of termination. These assets were split between an amount transferred to our qualifying 401(k) retirement plan and an amount reverted to the Company less applicable excise taxes in Q1 2025.
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
Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Adjusted Net Income
“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses (gains), (2) costs related to litigation settlements, (3) restructuring activities losses, (4) loss on settlement of pension from plan termination, (5) inventory write-down as a result of hurricane, and (6) net income attributable to noncontrolling interest. “Adjusted Net Income” is calculated by adding to Net Income certain items of expense and deducting from Net Income certain items of income that we believe are not indicative of our ongoing performance consisting of: items (1) through (6) above and (7) gain on early extinguishment of debt. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

Reconciliation of Adjusted EBITDA
(Unaudited)
	Year Ended
	December 28, 2025	December 29, 2024

Net income	$1,083,344	$1,087,223
Add:
Interest expense, net	110,270	88,509
Income tax expense	418,794	325,046
Depreciation and amortization	456,157	433,622
EBITDA	2,068,565	1,934,400
Add:
Foreign currency transaction losses (gains)	6,777	(10,025)
Litigation settlements expense	162,659	167,228
Restructuring activities losses	31,354	93,388
Loss on settlement of pension from plan termination	—	21,649
Inventory write-down as a result of hurricane	—	8,075
Minus:
Net income attributable to noncontrolling interest	985	785
Adjusted EBITDA	$2,268,370	$2,213,930

Reconciliation of Adjusted Net Income
(Unaudited)

	Year Ended
	December 28, 2025	December 29, 2024

Net income attributable to Pilgrim’s	$1,082,359	$1,086,438
Add:
Foreign currency transaction losses (gains)	6,777	(10,025)
Litigation settlements	162,659	167,228
Restructuring activities losses	31,354	93,388
Loss on settlement of pension from plan termination	—	21,649
Inventory write-down as a result of hurricane	—	8,075
Gain on early extinguishment of debt recognized as a component of interest expense(a)	—	(11,211)
Adjusted net income attributable to Pilgrim’s before tax impact of adjustments	1,283,149	1,355,542
Net tax benefit of adjustments(b)	(49,288)	(66,057)
Adjusted net income attributable to Pilgrim’s	$1,233,861	$1,289,485
Weighted average diluted shares of common stock outstanding	238,449	237,800
Adjusted net income attributable to Pilgrim’s per common diluted share	$5.17	$5.42
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

	Year Ended December 28, 2025
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$3,357,311	$335,731
Feed ingredient inventory(b)	172,237	17,224
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the year ended December 28, 2025.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of December 28, 2025.

	December 28, 2025
	Amount	Impact of 10% Increase to the Fair Value of Commodity Derivative Assets
	(In thousands)
Commodity derivative assets(a)	$8,167	$817
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in an increase in the fair value of our net commodity derivative asset position, including margin cash, as of December 28, 2025.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $87.9 million as of December 28, 2025.
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
Net Assets. As of December 28, 2025, our Mexican subsidiaries that are denominated in Mexican peso had net assets of $711.2 million. A 10% weakening in Mexican peso against the U.S. dollar exchange rate would cause a decrease in the net assets of our Mexican subsidiaries by $(64.7) million. A 10% strengthening in the Mexican peso against the U.S dollar exchange rate would cause an increase in the net assets of our Mexican subsidiaries of $79.0 million
We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. The Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations.

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
Net Assets. As of December 28, 2025, our Europe subsidiaries that are denominated in the British pound had net assets of $1.1 billion. A 10% weakening in the British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our Europe subsidiaries by $96.0 million. A 10% strengthening in the British pound against the U.S. dollar exchange rate would cause an increase in the net assets of our Europe subsidiaries by $117.3 million.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries (the Company) as of December 28, 2025 and December 29, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 28, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of tax claims and proceedings in connection with the acquisition of Tyson de México
As discussed in Notes 1 and 21 to the consolidated financial statements, the Company is subject to various proceedings and claims. The Company is required to assess the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses, related to these matters. The Company evaluated complex Mexican tax laws and regulations related to tax assessments from its acquisition of Tyson de México and estimated a probable loss of $88.2 million as of December 28, 2025.
We identified the evaluation of the tax assessments against the Company in connection with its acquisition of Tyson de México as a critical audit matter. Subjective auditor judgment, and specialized skills and knowledge, were required to evaluate the Company's assessment of the probability of an unfavorable outcome because of the complexity of interpreting and applying Mexican tax laws and regulations.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s proceedings and claims process. This included controls over the Company’s interpretation and application of Mexican tax laws and regulations. We evaluated the Company’s assessment of the probability of the loss by reading certain written analyses from the Company. In addition, we involved tax professionals with specialized skills and knowledge, who assisted in assessing the probability of the loss by inspecting correspondence and assessments from Mexican tax authorities, interpreting complex Mexican tax laws and regulations and comparing our interpretation to the Company’s analyses.
/s/ KPMG LLP
We have served as the Company’s auditor since 2012.

Kansas City, Missouri
February 11, 2026

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 28, 2025	December 29, 2024
	(In thousands, except share and par value data)
Cash and cash equivalents	$640,235	$2,040,834
Restricted cash and cash equivalents	—	2,324
Investment in available-for-sale securities	—	10,220
Trade accounts and other receivables, less allowance for credit losses	1,164,903	1,004,334
Accounts receivable from related parties	13,398	2,608
Inventories	2,031,259	1,783,488
Income taxes receivable	103,702	72,414
Prepaid expenses and other current assets	272,809	200,879
Assets held for sale	11,057	3,062
Total current assets	4,237,363	5,120,163
Deferred tax assets	31,211	29,483
Other long-lived assets	113,195	62,019
Operating lease assets, net	257,784	255,713
Intangible assets, net	832,066	806,234
Goodwill	1,338,884	1,239,073
Property, plant and equipment, net	3,533,027	3,137,891
Total assets	$10,343,530	$10,650,576

Accounts payable	$1,588,569	$1,411,519
Accounts payable to related parties	43,516	15,257
Revenue contract liabilities	37,622	48,898
Accrued expenses and other current liabilities	1,095,858	1,015,504
Income taxes payable	123,769	60,097
Current maturities of long-term debt	924	858
Total current liabilities	2,890,258	2,552,133
Noncurrent operating lease liabilities, less current maturities	199,315	195,944
Long-term debt, less current maturities	3,093,113	3,206,113
Deferred tax liabilities	452,326	422,952
Other long-term liabilities	14,787	20,038
Total liabilities	6,649,799	6,397,180

Common stock, $.01 par value, 800,000,000 shares authorized; 262,688,600 and 262,263,358 shares issued at year-end 2025 and year-end 2024, respectively; 237,547,447 and 237,122,205 shares outstanding at year-end 2025 and year-end 2024, respectively	2,627	2,623
Treasury stock, at cost, 25,141,153 shares at year-end 2025 and year-end 2024	(544,687)	(544,687)
Additional paid-in capital	2,023,609	1,994,259
Retained earnings	2,245,523	3,157,511
Accumulated other comprehensive loss	(47,022)	(370,300)
Total Pilgrim’s Pride Corporation stockholders’ equity	3,680,050	4,239,406
Noncontrolling interest	13,681	13,990
Total stockholders’ equity	3,693,731	4,253,396
Total liabilities and stockholders’ equity	$10,343,530	$10,650,576
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands, except per share data)
Net sales	$18,497,553	$17,878,291	$17,362,217
Cost of sales	16,139,410	15,565,524	16,243,816
Gross profit	2,358,143	2,312,767	1,118,401
Selling, general and administrative expense	713,250	713,310	551,770
Restructuring activities	31,354	93,388	44,345
Operating income	1,613,539	1,506,069	522,286
Interest expense, net of capitalized interest	161,388	161,175	202,272
Interest income	(51,118)	(72,666)	(35,651)
Foreign currency transaction losses (gains)	6,777	(10,025)	20,570
Miscellaneous, net	(5,646)	15,316	(30,127)
Income before income taxes	1,502,138	1,412,269	365,222
Income tax expense	418,794	325,046	42,905
Net income	1,083,344	1,087,223	322,317
Less: Net income attributable to noncontrolling interest	985	785	743
Net income attributable to Pilgrim’s Pride Corporation	$1,082,359	$1,086,438	$321,574

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	237,427	237,008	236,725
Effect of dilutive common stock equivalents	1,022	792	572
Diluted	238,449	237,800	237,297

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$4.56	$4.58	$1.36
Diluted	$4.54	$4.57	$1.36
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Net income	$1,083,344	$1,087,223	$322,317
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	324,025	(222,393)	154,975
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(2,282)	1,756	(2,565)
Reclassification to net earnings for losses (gains) realized	2,814	(1,849)	1,813
Available-for-sale securities
Gains (losses) arising during the period	(150)	72	(166)
Income tax effect	37	(27)	42
Reclassification to net earnings for losses (gains) realized	156	(82)	175
Income tax effect	(38)	20	(42)
Defined benefit plans
Gains (losses) realized during the period	(11)	15,535	6,751
Income tax effect	2	(3,849)	(1,825)
Reclassification to net earnings of losses (gains) realized	(1,690)	22,530	1,065
Income tax effect	415	(5,530)	(258)
Total other comprehensive income (loss), net of tax	323,278	(193,817)	159,965
Comprehensive income	1,406,622	893,406	482,282
Less: Comprehensive income attributable to noncontrolling interests	985	785	743
Comprehensive income attributable to Pilgrim’s Pride Corporation	$1,405,637	$892,621	$481,539
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 25, 2022	261,611	$2,617	(25,142)	$(544,687)	$1,969,833	$1,749,499	$(336,448)	$12,462	$2,853,276
Comprehensive income:
Net income	—	—	—	—	—	321,574	—	743	322,317
Other comprehensive income, net of tax benefit of $2,083	—	—	—	—	—	—	159,965	—	159,965
Capital distribution under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation (the “TSA”)	—	—	—	—	1,425	—	—	—	1,425
Stock-based compensation plans:
Common stock issued under compensation plans	320	3	—	—	(3)	—	—	—	—
Requisite service period recognition	—	—	—	—	7,594	—	—	—	7,594
Balance at December 31, 2023	261,931	$2,620	(25,142)	$(544,687)	$1,978,849	$2,071,073	$(176,483)	$13,205	$3,344,577
Comprehensive income:
Net income	—	—	—	—	—	1,086,438	—	785	1,087,223
Other comprehensive loss, net of tax expense of $(9,386)	—	—	—	—	—	—	(193,817)	—	(193,817)
Capital contribution under TSA	—	—	—	—	—	—	—	—	—
Stock-based compensation plans:
Common stock issued under compensation plans	332	3	—	—	(3)	—	—	—	—
Requisite service period recognition	—	—	—	—	15,413	—	—	—	15,413
Balance at December 29, 2024	262,263	$2,623	(25,142)	$(544,687)	$1,994,259	$3,157,511	$(370,300)	$13,990	$4,253,396
Comprehensive income:
Net income	—	—	—	—	—	1,082,359	—	985	1,083,344
Other comprehensive income, net of tax benefit of $416	—	—	—	—	—	—	323,278	—	323,278
Stock-based compensation plans:
Common stock issued under compensation plans	425	4	—	—	(4)	—	—	—	—
Requisite service period recognition	—	—	—	—	29,354	—	—	—	29,354
Special cash dividend	—	—	—	—	—	(1,994,347)	—	—	(1,994,347)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1,294)	(1,294)
Balance at December 28, 2025	262,688	$2,627	(25,142)	$(544,687)	$2,023,609	$2,245,523	$(47,022)	$13,681	$3,693,731
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Cash flows from operating activities
Net income	$1,083,344	$1,087,223	$322,317
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	456,157	433,622	419,900
Stock-based compensation	29,354	14,873	7,226
Deferred income tax expense	10,039	4,830	6,675
Loan cost amortization	4,939	5,033	7,366
Loss (gain) on property disposals	3,882	1,779	(6,052)
Accretion of bond discount	2,380	2,506	2,278
Loss (gain) on early extinguishment of debt recognized as a component of interest expense	573	(11,211)	20,694
Asset impairment	493	28,575	4,010
Loss (gain) on equity method investments	—	(7)	328
Changes in operating assets and liabilities
Trade accounts and other receivables	(113,133)	88,340	(19,007)
Inventories	(193,520)	134,521	12,602
Prepaid expenses and other current assets	(44,467)	(33,303)	17,776
Accounts payable, accrued expenses and other current liabilities	155,828	126,672	(68,677)
Income taxes	35,399	109,369	(8,878)
Long-term pension and other postretirement obligations	(1,881)	26,052	(9,993)
Other operating assets and liabilities	(57,737)	(28,747)	(30,688)
Cash provided by operating activities	1,371,650	1,990,127	677,877
Cash flows from investing activities
Acquisitions of property, plant and equipment	(711,066)	(476,153)	(543,816)
Proceeds from property disposals	5,556	15,356	19,784
Proceeds from property insurance recoveries	—	—	20,681
Cash used in investing activities	(705,510)	(460,797)	(503,351)
Cash flows from financing activities
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(115,234)	(152,120)	(1,616,321)
Proceeds from revolving line of credit and long-term borrowings	—	—	1,768,236
Payment of cash dividends	(1,994,347)	—	—
Payment on early extinguishment of debt	(2,120)	(200)	(13,780)
Purchase of noncontrolling interest	(1,294)	—	—
Proceeds from contribution (payment of distribution) of capital under Tax Sharing Agreement between JBS USA Holdings and Pilgrim’s Pride Corporation	—	1,425	(1,592)
Payment of capitalized loan costs	—	(16)	(19,816)
Cash provided by (used in) financing activities	(2,112,995)	(150,911)	116,727
Effect of exchange rate changes on cash and cash equivalents	43,932	(66,484)	5,211
Increase (decrease) in cash and cash equivalents	(1,402,923)	1,311,935	296,464
Cash and cash equivalents, restricted cash and restricted cash equivalents, beginning of year	2,043,158	731,223	434,759
Cash and cash equivalents, restricted cash and restricted cash equivalents, end of year	$640,235	$2,043,158	$731,223
Supplemental Disclosure Information
Interest paid (net of amount capitalized)	$155,462	$182,040	$131,205
Income taxes paid	361,892	197,557	19,749
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
Consolidated Financial Statements
The Company operates on the basis of a 52/53-week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year. Fiscal years 2025 and 2024 were both 52-week fiscal years.
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
The functional currency of the Company’s U.S. operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and the Republic of Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company’s operations in France, the Netherlands and the Republic of Ireland is the euro. In 2024, the Company determined that there was a significant change in economic factors that necessitated a reassessment of the appropriate functional currency of the Mexico reportable segment. The primary economic factors driving the change included 1) the recent sustained, historical strengthening of the Mexican peso against the U.S. dollar and against other global currencies without a correlated impact on the average product sales prices of our Mexico operations and 2) a shift in the proportional volume of spend we have that is denominated in Mexican peso in relation to spend that is denominated in U.S. dollar. As a result of this reassessment, on April 1, 2024, the Company changed the functional currency of its Mexico operations from U.S. dollar to the Mexican peso. The functional currency of the Company’s operations in Mexico during fiscal year 2025 is the Mexican peso. For foreign currency-denominated entities, translation from local currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect as of the balance sheet date. Income and expense accounts are remeasured using average exchange rates for the period. Adjustments resulting from translation of these financial records are reflected as a separate component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. For the Company’s Mexico operations prior to April 1, 2024, remeasurement from the Mexican peso to U.S. dollars was performed for monetary assets and liabilities using the exchange rate in effect as of the balance sheet date. Remeasurement was performed for non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. Income and expense accounts were remeasured using average exchange rates for the period. Net adjustments that resulted from remeasurement of the financial records, as well as foreign currency transaction gains and losses, are reflected in Foreign currency transaction losses (gains) in the Consolidated Statements of Income.
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
The Company evaluates the transaction for distinct performance obligations, which are the sale of its products to customers. Since its products are commodity market-priced, the sales price is representative of the observable, standalone selling price. Each performance obligation is recognized based upon a pattern of recognition that reflects the transfer of control to the customer at a point in time, which is upon destination (customer location or port of destination), and depicts the transfer of control and recognition of revenue. There are instances of customer pick up at the Company’s facilities, in which case control transfers to the customer at that point and the Company recognizes revenue. The Company’s performance obligations are typically fulfilled within days to weeks of the acceptance of the order.
The Company makes judgments regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from revenue and cash flows with customers. Determination of a contract requires evaluation and judgment along with the estimation of the total contract value and if any of the contract value is constrained. Due to the nature of the business, there is minimal variable consideration, as the contract is established at the acceptance of the order from the customer. When applicable, variable consideration is estimated at contract inception and updated on a regular basis until the contract is completed. Allocating the transaction price to a specific performance obligation based upon the relative standalone selling prices includes estimating the standalone selling prices including discounts and variable consideration.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs are included in Selling, general and administrative (“SG&A”) expense and totaled $80.3 million, $70.1 million and $56.7 million for 2025, 2024 and 2023, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $17.9 million, $12.4 million and $5.7 million for 2025, 2024 and 2023, respectively.
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
The following table reconciles cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 28, 2025	December 29, 2024
	(In thousands)
Cash and cash equivalents	$640,235	$2,040,834
Restricted cash and restricted cash equivalents	—	2,324
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Consolidated Statements of Cash Flows	$640,235	$2,043,158
Investments
The Company’s current investments are all highly liquid investments classified as either cash equivalents or short-term investments with an original maturity of less than one year at the time of acquisition. The Company’s current investments are comprised of fixed income securities, such as commercial paper. These investments are classified as available for sale. These securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive loss. Investments in fixed income securities with remaining maturities of less than one year and those identified by management at the time of purchase for funding operations in less than one year are classified as current assets. Investments in fixed income securities with remaining maturities in excess of one year that management has not identified at the time of purchase for funding operations in less than one year are classified as long-term assets. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. Management reviews several factors to determine whether a loss is other-than-temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company determines the cost of each security sold and each amount reclassified out of accumulated other comprehensive loss into earnings using the specific identification method. Purchases and sales are recorded on a settlement-date basis.
Investments in entities in which the Company has an ownership interest greater than 50% and exercises control over the entity are consolidated in the Consolidated Financial Statements. Investments in entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence are accounted for using the equity method. The Company invests from time to time in ventures in which its ownership interest is less than 20% and over which it does not exercise significant influence. Such investments are carried at cost, less any impairment, and adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. The fair values for investments not traded on a quoted exchange are estimated based upon the historical performance of the ventures, the ventures’ forecasted financial performance and management’s evaluation of the ventures’ viability and business models. To the extent the book value of an investment exceeds its assessed fair value, the Company will record an appropriate impairment charge.
Accounts Receivable
The Company records accounts receivable when revenue is recognized. The Company records an allowance for expected credit losses, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for credit losses are based on historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of our customers’ financial condition. The Company writes off accounts receivable when it becomes apparent, based on age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.
Inventories
Live chicken and pig inventories are stated at the lower of cost or net realizable value and breeder hen, breeder sow, and boar inventories are stated at the lower of cost, less accumulated amortization, or net realizable value. The costs associated with breeder hen inventories are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. The costs associated with breeder sow inventories are accumulated up to the production stage and amortized on a straight-line basis over their productive lives to the estimated residual cull value. Finished poultry products, finished pork products, feed, eggs and other inventories are stated at the lower of cost (average) or net realizable value. Inventory typically transfers from one stage of production to another at a standard cost, where it accumulates additional cost directly incurred with the production of inventory, including overhead. The standard cost at which each type of inventory transfers is set by management to reflect the actual costs incurred in the prior steps. The Company monitors and adjusts standard costs throughout the year to ensure that standard costs reasonably reflect the actual average cost of the inventory produced.
The Company allocates meat costs between its various finished chicken products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This primarily includes leg quarters, wings, tenders, and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as its breast meat cost. The Company allocates meat costs between its various finished pork products based on a by-product costing technique that allocates the cost of the whole pig into the primal cuts by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes legs, shoulders, bellies, offal, and fifth quarter parts, which are carried in inventory at the estimated recoverable amounts, with the remaining amount being reflected as its loin meat cost.
The Company values its other prepared foods products, raw materials and packaging materials at the lower of weighted average cost and net realizable value. Work-in-progress is valued at the latest production cost (raw materials, packaging), finished goods are valued at the lower of the latest actual monthly production cost (raw materials, packaging and direct labor) and attributable overhead and net realizable value, and engineering spares and consumables are valued at cost with an appropriate provision for obsolete engineering spares consistent with historical practice.
Generally, the Company performs an evaluation of whether any lower-of-cost-or-net-realizable-value adjustments are required at the country level based on a number of factors, including: (1) pools of related inventory, (2) product continuation or discontinuation, (3) estimated market selling prices and (4) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required. The Company also records valuation adjustments, when necessary, for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based on known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease assets, net, Accrued expenses, and other current liabilities, and Noncurrent operating lease liabilities, less current maturities, in our Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt and Long-term debt, less current maturities in our Consolidated Balance Sheets.
Operating lease assets and operating lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate (“IBR”) based on the information available at commencement date in determining the present value of future payments. IBR is derived from the Company’s credit facility’s margin as a basis with adjustments to the periodically updated SOFR swap rate and foreign-currency curve. The operating lease asset also includes any lease payments made, including upfront costs and prepayments, and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate a lease when it is reasonably certain that it will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with a corresponding reduction to the operating lease asset.
The Company has lease agreements with lease and non-lease components. Lease and non-lease components are generally accounted for separately. For certain equipment leases, such as vehicles, the Company accounts for the lease and non-lease components as a single lease component.
Property, Plant and Equipment
Property, plant, and equipment are stated at cost, and repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of these assets. Estimated useful lives for buildings, machinery and equipment are five to 33 years and for automobiles and trucks are three to ten years. The charge to income resulting from amortization of assets recorded under capital leases is included within depreciation expense.
The Company records impairment charges on long-lived assets held for use when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When this occurs, the impairment charge is determined based on the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including but not limited to: (1) future cash flows estimated to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values, (2) estimated fair market value of the assets, and (3) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities. Given the interdependency of the Company’s individual facilities during the production process, that operate as a vertically integrated network, it evaluates impairment of assets held for use at the country level (i.e., the U.S. and Mexico). Management believes this is the lowest level of identifiable cash flows for its assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that are held for use in production activities. At present, the Company’s forecasts indicate that it can recover the carrying value of its assets held for use based on the projected undiscounted cash flows of the operations.
The Company records impairment charges on long-lived assets held for sale when the carrying amount of those assets exceeds their fair value less appropriate selling costs. Fair value is based on amounts documented in sales contracts or letters of intent accepted by the Company, amounts included in counteroffers initiated by the Company, or, in the absence of current contract negotiations, amounts determined using a sales comparison approach for real property and amounts determined using a cost approach for personal property. Under the sales comparison approach, sales and asking prices of reasonably comparable properties are considered to develop a range of unit prices within which the current real estate market is operating. Under the cost approach, a current cost to replace the asset new is calculated and then the estimated replacement cost is reduced to reflect the applicable decline in value resulting from physical deterioration, functional obsolescence and economic obsolescence. Appropriate selling costs include reasonable broker’s commissions, costs to produce title documents, filing fees, legal expenses and the like.
Goodwill and Other Intangibles, net
Goodwill represents the excess of the aggregate purchase price over the fair value of the net identifiable assets acquired in a business combination. Identified intangible assets represent trade names, customer relationships, and non-compete agreements arising from acquisitions that are recorded at fair value as of the date acquired, less accumulated amortization, if any. The Company uses various market valuation techniques to determine the fair value of its identified intangible assets.
Goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. For goodwill, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Management first reviews relevant qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than the unit’s carrying amount (including goodwill). If management determines it is more likely than not that the carrying amount of a reporting unit’s goodwill might be impaired, a quantitative analysis is performed. Management performed a qualitative analysis noting that it was not more likely than not that there was goodwill impairment in any of its reporting units as of December 28, 2025. For indefinite-lived intangible assets, an impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value of that intangible asset. Management first reviews relevant qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that an intangible asset is impaired. If management determines there is an indication that the carrying amount of the intangible asset might be impaired, and a quantitative analysis is performed. Management performed a qualitative analysis noting that it was not more likely than not that there was impairment for any of its indefinite-lived intangible assets as of December 28, 2025.
Identifiable intangible assets with definite lives, such as customer relationships and trade names, that the Company expects to use for a limited amount of time, are amortized over their estimated useful lives on a straight-line basis. The useful lives range from 15 to 20 years for trade names and three to 18 years for customer relationships. Identified intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management assessed if events or changes in circumstances indicated that the aggregate carrying amount of its identified intangible assets with definite lives might not be recoverable and determined that there were no impairment indicators during the years ended December 28, 2025 and December 29, 2024.
Litigation and Contingent Liabilities
The Company is subject to lawsuits, investigations, and other claims related to employment, environmental, product, and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses related to these matters. The Company estimates the amount of reserves required for these contingencies when losses are determined to be probable and after considerable analysis of each individual issue. The Company expenses legal costs related to such loss contingencies as they are incurred. The accrual for environmental remediation liabilities is measured on an undiscounted basis. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.
Accrued Self-Insurance
Insurance expense for casualty claims and employee-related health care benefits is estimated using historical and current experience and actuarial estimates. Stop-loss coverage is maintained with third-party insurers to limit the Company’s total exposure. Certain categories of claim liabilities are actuarially determined. The assumptions used to arrive at periodic expenses are reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments being recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset Retirement Obligations
The Company monitors certain asset retirement obligations in connection with its operations. These obligations relate to clean-up, removal, or replacement activities and related costs for “in-place” exposures only when those exposures are moved or modified, such as during renovations of the Company’s facilities. These in-place exposures include asbestos, refrigerants, wastewater, oil, lubricants, and other contaminants common in manufacturing environments. Under existing regulations, the Company is not required to remove these exposures and there are no plans to undertake a renovation that would require removal of the asbestos or the remediation of the other in-place exposures at this time. The facilities are expected to be maintained and repaired by activities that will not result in the removal or disruption of these in-place exposures at this time. As a result, there is an indeterminate settlement date for these asset retirement obligations because the range of time over which the Company may incur these liabilities is unknown and cannot be reasonably estimated. Therefore, the Company has not recorded the fair value of any potential liability.
Income Taxes
The Company follows provisions stated in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, with regard to members of a group that file a consolidated tax return but issue separate financial statements. The Company files certain state unitary returns with JBS USA Food Company Holdings (“JBS USA Holdings”). The income tax expense of the Company is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. For the unitary states, we have an obligation to make tax payments to JBS USA Holdings for our share of the unitary taxable income, which is included in taxes payable in our Consolidated Balance Sheets. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carryforwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.
The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, potential for carryback of tax losses, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances have been established primarily for net operating loss carryforwards of certain foreign subsidiaries.
During 2025, the Company changed its assertion regarding the permanent reinvestment of certain foreign earnings. For Mexico, we no longer consider cumulative earnings through 2025 to be permanently reinvested. As a result, the Company recognized a deferred tax liability and associated income tax expense of approximately $7.1 million. For Puerto Rico, the U.K., the Republic of Ireland, France, the Netherlands, Luxembourg, and Malta, there are no positive cumulative earnings from these jurisdictions as of December 28, 2025, and therefore the Company is precluded from making a permanent reinvestment assertion for these jurisdictions.
The Company follows provisions within ASC Topic 740, Income Taxes, that provide a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more-likely-than-not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See “Note 12. Income Taxes” to the Consolidated Financial Statements.
On December 30, 2024, the Company entered into a tax sharing agreement (the “Tax Sharing Agreement”) with JBS USA governing the allocation, and certain payment and reimbursement obligations of U.S. income tax liabilities and assets among the Company and its relevant U.S. corporate subsidiaries, on the one hand, and JBS USA and its relevant U.S. subsidiaries, on the other hand. The Tax Sharing Agreement is effective for each tax year beginning on or after December 30, 2024, or such other date on which PPC becomes a member of the Parent Consolidated Group (as defined in the Tax Sharing Agreement). The Tax Sharing Agreement is attached as Exhibit 10.15 to this Annual Report.
Pension and Other Postemployment Benefits
Our pension and other postemployment benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, long-term return on plan assets, and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds.

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
Derivative Financial Instruments
The Company uses derivative financial instruments (e.g., futures, forwards options, and swaps) for the purpose of mitigating exposure to changes in commodity prices and foreign currency exchange rates.
•Commodity Price Risk - The Company utilizes various raw materials, which are all considered commodities, in its operations, including corn, soybean meal, soybean oil, wheat, natural gas, electricity, and diesel fuel. The Company considers these raw materials to be generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond the Company’s control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company enters into derivative contracts such as physical forward contracts and exchange-traded futures or option contracts in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods up to 12 months. The Company may enter into longer-term derivatives on particular commodities if deemed appropriate.
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
Pilgrim’s recognizes all commodity derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measures those instruments at fair value unless they qualify for, and we elect, the normal purchases and normal sales scope exception (“NPNS”). The permitted accounting treatments include: cash flow hedge; fair value hedge, and undesignated contracts. Undesignated contract accounting is the default accounting treatment for all derivatives unless they qualify, and we specifically designate them, for one of the other accounting treatments. Derivatives designated for any of the elective accounting treatments must meet specific, restrictive criteria both at the time of designation and on an ongoing basis.
The Company has generally applied the NPNS exception for certain of its forward physical grain purchase and energy purchase contracts. NPNS contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Consolidated Financial Statements at December 28, 2025 and December 29, 2024.
Undesignated contracts may include contracts not designated as a hedge or for which the NPNS exception was not elected, contracts that do not qualify for hedge accounting and derivatives that do not or no longer qualify for the NPNS scope exception. The fair value of these derivatives is recognized in the Consolidated Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities. Changes in fair value of these derivatives are recognized immediately in the Consolidated Statements of Income within Net sales, Cost of sales or Foreign currency transaction losses (gains), depending on the risk they are intended to mitigate. The Company’s counterparties require that it post collateral for changes in the net fair value of the derivative contracts. This cash collateral is reported in the line item Restricted cash and restricted cash equivalents on the Consolidated Balance Sheets, except in scenarios where the margin cash is not fully settled and in these scenarios, the outstanding balance is reported in Accrued expenses and other liabilities on the Consolidated Balance Sheets. While management believes these instruments help mitigate various market risks, they are not designated nor accounted for as hedges as a result of the extensive record keeping requirements.
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
Business Combination Accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s acquisition accounting methodology contains uncertainties because it requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of the Company’s fair value estimates, including changes in assumptions regarding industry economic factors and business strategies. If actual results are materially different than the assumptions used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on the Company’s net earnings.
Industrial Revenue Bond Transactions
On November 7, 2025, the Company closed an industrial revenue bond transaction with the Walker County Development Authority (the “Authority”) in order to receive a ten-year property tax incentive on the Company’s production facility in Walker County currently under development. Pursuant to this transaction, the Authority issued an industrial development revenue bond in the amount of $460.5 million (subject to drawdowns as construction progresses) to the Company in order to acquire legal title to the land for the facility from the Company. The Authority then leased the land back to the Company under a finance lease, the terms of which provide for the payment of rent in an amount equal to the debt service owed by the Authority on the bonds. Title to buildings to be constructed and equipment to be acquired will also be acquired by the Authority and leased to the Company through this program. At this time, only the related land is recorded as an asset in Property, plant, and equipment, net on the Company’s Consolidated Balance Sheet. The Company has the legal right to set-off and intends to set-off the corresponding lease and bond debt service payments, therefore the Company has netted the finance lease obligation with the bond asset. As such, no amount for our obligation under the finance lease or the corresponding industrial revenue bond asset are reflected in our Consolidated Balance Sheet.
On August 22, 2024, the Company closed an industrial revenue bond transaction with the Douglas-Coffee County Industrial Authority d/b/a Douglas-Coffee County Development Authority (the “County”) to receive a five-year real property tax abatement on the Company’s newly constructed Douglas, Georgia protein conversion facility. Pursuant to this transaction, the County issued an industrial revenue bond for $130.0 million principal amount to the Company and then used the proceeds of the bond issuance to purchase the land and facility from the Company. The County then leased the facility back to the Company under a finance lease, the terms of which provide for the payment of rent in an amount equal to that of bond service costs. The related land and building are recorded as assets in Property, plant, and equipment, net on the Company’s Consolidated Balance Sheet. The Company has the legal right to set-off and intends to set-off the corresponding lease and bond service payments, therefore the Company has netted the finance lease obligation with the bond asset. As such, no amount for our obligation under the finance lease or the corresponding industrial revenue bond asset are reflected in our Consolidated Balance Sheet.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company makes significant estimates in regard to realization of deferred tax assets; valuation of long-lived assets; valuation of contingent liabilities and self-insurance liabilities; and valuation of acquired businesses.
Recent Accounting Pronouncements Adopted in 2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures for income taxes to enhance transparency and usefulness of income tax disclosures. The guidance requires additional disclosures for the tabular rate reconciliation, income taxes paid, and the disaggregation of domestic, federal and state, and foreign components within income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. The provisions of the new guidance is effective for years beginning after December 15, 2024. The Company adopted this guidance effective for fiscal year 2025. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements. Additional information regarding segments is included in “Note 12. Income Taxes.”
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
Recent Accounting Pronouncements Not Yet Adopted as of December 28, 2025
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures for certain costs and expenses to help investors better understand major components of an entity’s income statement. The guidance requires additional disclosures for costs and expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The provisions of the new guidance will be effective for annual reporting years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company plans to adopt this guidance as it becomes effective and is assessing the impacts on our Consolidated Financial Statements.
2.    REVENUE RECOGNITION
Disaggregated Revenue
Revenue has been disaggregated into the following categories below to show how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows:

	Year Ended December 28, 2025
	Fresh	Prepared	Export	Other(a)	Total
	(In thousands)
U.S.	$8,892,558	$1,316,423	$451,284	$338,467	$10,998,732
Europe	1,607,792	3,150,863	578,259	41,951	5,378,865
Mexico	1,763,169	239,426	—	117,361	2,119,956
Total net sales	$12,263,519	$4,706,712	$1,029,543	$497,779	$18,497,553

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 29, 2024
	Fresh	Prepared	Export	Other(a)	Total
	(In thousands)
U.S.	$8,731,904	$1,094,818	$468,553	$334,654	$10,629,929
Europe	1,178,459	3,381,178	477,486	99,624	5,136,747
Mexico	1,777,815	220,270	—	113,530	2,111,615
Total net sales	$11,688,178	$4,696,266	$946,039	$547,808	$17,878,291

	Year Ended December 31, 2023
	Fresh	Prepared	Export	Other(a)	Total
	(In thousands)
U.S.	$8,105,268	$978,423	$533,205	$410,846	$10,027,742
Europe	1,074,900	3,525,359	472,657	130,406	5,203,322
Mexico	1,796,670	212,651	—	121,832	2,131,153
Total net sales	$10,976,838	$4,716,433	$1,005,862	$663,084	$17,362,217
(a)Included in Other sales shown above are sales of commodity grains and protein byproducts.
Additional disaggregation of revenue by sales channel is provided below:

	Year Ended December 28, 2025
	Retail	Foodservice	Export	Other	Total
	(In thousands)
U.S.	$6,129,565	$4,024,380	$451,284	$393,503	$10,998,732
Europe	3,331,499	932,128	578,259	536,979	5,378,865
Mexico(a)	570,112	942,019	—	607,825	2,119,956
Total net sales	$10,031,176	$5,898,527	$1,029,543	$1,538,307	$18,497,553

	Year Ended December 29, 2024
	Retail	Foodservice	Export	Other	Total
	(In thousands)
U.S.	$5,708,826	$4,029,197	$468,553	$423,353	$10,629,929
Europe	3,257,803	846,284	477,486	555,174	5,136,747
Mexico(a)	531,724	982,429	—	597,462	2,111,615
Total net sales	$9,498,353	$5,857,910	$946,039	$1,575,989	$17,878,291

	Year Ended December 31, 2023
	Retail	Foodservice	Export	Other	Total
	(In thousands)
U.S.	$5,111,023	$3,829,397	$533,205	$554,117	$10,027,742
Europe	3,220,272	917,304	472,657	593,089	5,203,322
Mexico(a)	502,408	986,567	—	642,178	2,131,153
Total net sales	$8,833,703	$5,733,268	$1,005,862	$1,789,384	$17,362,217
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
Changes in the revenue contract liability balances for the years ended December 28, 2025 and December 29, 2024 were as follows:

	December 28, 2025	December 29, 2024
	(In thousands)
Balance, beginning of year	$48,898	$84,958
Revenue recognized	(45,443)	(82,331)
Cash received, excluding amounts recognized as revenue during the period	34,167	46,271
Balance, end of year	$37,622	$48,898
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

	Year Ended
	December 28, 2025	December 29, 2024
Operating lease cost(a)	$82,986	$86,684
Amortization of finance lease assets	426	650
Interest on finance leases	39	58
Short-term lease cost	104,274	103,364
Variable lease cost	2,315	2,577
Net lease cost	$190,040	$193,333
(a)Sublease income is immaterial and not included in operating lease costs.
The weighted-average remaining lease term and discount rate for lease liabilities included in our Consolidated Balance Sheets are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 28, 2025	December 29, 2024
Weighted-average remaining lease term:
Operating leases	6.05 years	6.11 years
Finance leases	2.39 years	3.35 years
Weighted-average discount rate:
Operating leases	5.09%	4.53%
Finance leases	2.90%	2.66%
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended
	December 28, 2025	December 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$86,231	$84,806
Operating cash flows - finance leases	43	40
Financing cash flows - finance leases	540	616
Operating lease assets obtained in exchange for operating lease liabilities	77,973	66,060
Future minimum lease payments under noncancelable leases as of December 28, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
For the fiscal years ending December:
2026	$78,436	$617
2027	59,386	575
2028	44,698	248
2029	33,482	—
2030	21,380	—
Thereafter	61,848	—
Total future minimum lease payments	299,230	1,440
Less: imputed interest	(40,285)	(51)
Present value of lease liabilities	$258,945	$1,389
Lease liabilities are included in our Consolidated Balance Sheets as follows (in thousands):

	December 28, 2025		December 29, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Accrued expenses and other current liabilities	$59,630	$—	$63,327	$—
Current maturities of long-term debt	—	585	—	536
Noncurrent operating lease liability, less current maturities	199,315	—	195,944	—
Long-term debt, less current maturities	—	804	—	1,256
Total lease liabilities	$258,945	$1,389	$259,271	$1,792

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    DERIVATIVE FINANCIAL INSTRUMENTS
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	December 28, 2025	December 29, 2024
	(In thousands)
Fair values
Commodity derivative assets	$9,509	$6,598
Commodity derivative liabilities	(1,343)	(2,494)
Foreign currency derivative assets	95	755
Foreign currency derivative liabilities	(205)	(1,397)
Sales contract derivative liabilities	(2,638)	(778)
Cash collateral posted with brokers(a)	—	2,324
Margin cash payable(b)	(3,886)	—
Derivatives coverage(c)
Corn	11.6%	11.5%
Soybean meal	13.8%	9.3%
Period through which stated percent of needs are covered:
Corn	December 2026	December 2025
Soybean meal	December 2026	March 2026
(a)Collateral posted with brokers consists primarily of cash, short term treasury bills, or other cash equivalents.
(b)Collateral that is owed to brokers is reflected in margin cash payable
(c)Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Year Ended
Type of Contract (a)	December 28, 2025	December 29, 2024	December 31, 2023	Affected Line Item in the Consolidated Statements of Income
Foreign currency derivatives	$—	$—	$(34,229)	Foreign currency transaction losses (gains)
Commodity derivatives	(2,515)	(11,008)	(5,318)	Cost of sales
Sales contract derivatives	(1,860)	(1,738)	4,665	Net sales
Total	$(4,375)	$(12,746)	$(34,882)
(a)Amounts represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Foreign currency derivatives	$(2,318)	$1,767	$(2,579)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Gains (Losses) Reclassified from AOCI into Income
	December 28, 2025		December 31, 2024
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$18,497,553	$16,139,410	$17,878,291	$15,565,524
Impact from cash flow hedging instruments:
Foreign currency derivatives	(2,836)	(22)	1,367	(482)
(a)Amounts represent income (expenses) related to net sales.
(b)Amounts represent expenses (income) related to cost of sales and interest expense.
As of December 28, 2025, there were $1.5 million of pre-tax deferred net losses on foreign currency derivatives recorded in AOCI expected to be reclassified to the Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred losses to earnings.
5.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables (including accounts receivable from related parties), less allowance for credit losses, consisted of the following:

	December 28, 2025	December 29, 2024
	(In thousands)
Trade accounts receivable	$1,109,218	$973,820
Notes receivable	10,111	8,970
Other receivables	52,690	30,018
Receivables, gross	1,172,019	1,012,808
Allowance for credit losses	(7,116)	(8,474)
Receivables, net	$1,164,903	$1,004,334

Accounts receivable from related parties(a)	$13,398	$2,608
(a)Additional information regarding accounts receivable from related parties is included in “Note 19. Related Party Transactions.”

Activity in the allowance for credit losses was as follows:

	December 28, 2025	December 29, 2024
Allowance for Credit Losses:	(In thousands)
Balance, beginning of period	$(8,474)	$(9,341)
Provision released (charged) to operating results	(224)	102
Account write-offs and recoveries	2,397	46
Effect of exchange rate	(815)	719
Balance, end of period	$(7,116)	$(8,474)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    INVENTORIES
Inventories consisted of the following:

	December 28, 2025	December 29, 2024
	(In thousands)
Raw materials and work-in-process	$1,191,188	$1,069,170
Finished products	644,792	527,364
Operating supplies	85,164	77,146
Maintenance materials and parts	110,115	109,808
Total inventories	$2,031,259	$1,783,488
7.    INVESTMENTS IN SECURITIES
The Company recognizes investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. The following table summarizes our investments in available-for-sale securities:

	December 28, 2025		December 29, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents
Fixed income securities	$520,809	$520,899	$1,702,493	$1,702,697
Short-term investments
Fixed income securities	—	—	10,000	10,220
Interest income and gross realized gains during 2025 and 2024 related to the Company’s available-for-sale securities totaled $50.5 million and $70.8 million, respectively, while gross realized losses were immaterial. Proceeds received from the sale or maturity of available-for-sale securities investments are historically disclosed in the Consolidated Statements of Cash Flows. Net unrealized holding gains and losses on the Company’s available-for-sale securities recognized during 2025 and 2024 that have been included in accumulated other comprehensive income (loss) and the net amount of gains and losses reclassified out of accumulated other comprehensive income (loss) to earnings during 2025 and 2024 are disclosed in “Note 14. Stockholders’ Equity.”
8.    GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by reportable segment for the years ended December 28, 2025 and December 29, 2024 were as follows:

	December 29, 2024	Currency Translation	December 28, 2025
	(In thousands)
U.S.	$41,936	$—	$41,936
Europe	1,097,643	86,277	1,183,920
Mexico	99,494	13,534	113,028
Total	$1,239,073	$99,811	$1,338,884

	December 31, 2023	Currency Translation	December 29, 2024
	(In thousands)
U.S.	$41,936	$—	$41,936
Europe	1,116,521	(18,878)	1,097,643
Mexico	127,804	(28,310)	99,494
Total	$1,286,261	$(47,188)	$1,239,073
Intangible assets consisted of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 29, 2024	Amortization	Currency Translation	December 28, 2025
	(In thousands)
Carrying amount
Trade names not subject to amortization	$569,357	$—	$44,179	$613,536
Trade names subject to amortization	112,016	—	2,746	114,762
Customer relationships	431,861	—	24,554	456,415
Accumulated amortization
Trade names	(61,527)	(3,957)	(568)	(66,052)
Customer relationships	(245,473)	(29,165)	(11,957)	(286,595)
Total	$806,234	$(33,122)	$58,954	$832,066

	December 31, 2023	Amortization	Currency Translation	December 29, 2024
	(In thousands)
Carrying amount
Trade names not subject to amortization	$580,473	$—	$(11,116)	$569,357
Trade names subject to amortization	112,681	—	(665)	112,016
Customer relationships	441,719	—	(9,858)	431,861
Accumulated amortization
Trade names	(57,762)	(3,893)	128	(61,527)
Customer relationships	(223,128)	(28,503)	6,158	(245,473)
Total	$853,983	$(32,396)	$(15,353)	$806,234
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Trade names subject to amortization	15-20 years
Customer relationships	3-18 years
The Company expects to recognize amortization expense associated with intangible assets of $29.8 million in 2026, $23.8 million in 2027, $23.8 million in 2028, 2029 and 2030.
On July 28, 2025, the Company effectively completed a reorganization within its Europe reportable segment. The previous reporting units were Fresh Pork/Lamb, Fresh Poultry, Food Service, Meals, and Brands & Snacking. The new 2025 reorganization resulted in one plant moving from Fresh Pork/Lamb into Fresh Poultry and combining Meals and Brands & Snacking into one reporting unit called Added Value. The resulting reporting units of this reorganization are Fresh Pork/Lamb, Fresh Poultry, Food Service, and Added Value. As a result of this reorganization, the Company reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative net assets approach which is consistent with the reallocation method using in the prior year’s reorganization. The Company then assessed if the reorganization was a triggering event that required an interim impairment test. This resulted in an interim impairment test being performed on the Fresh Pork/Lamb reporting unit on both a pre- and post-reorganization basis. There was no impairment recognized as a result of this test. The Company additionally assessed if the Pilgrim’s Europe reorganization indicated that any carrying amounts of its non-goodwill intangible assets might not be recoverable. The reorganization did not result in any change in business use for any of the intangible assets and therefore, the Company determined no indicators were present that required us to test the recoverability of the asset group-level carrying amounts of its Europe intangible assets at that date.
As of December 28, 2025, the Company assessed qualitative factors to determine if it was necessary to perform quantitative impairment tests related to the carrying amounts of its goodwill or its intangible assets not subject to amortization. Based on these assessments, the Company determined that it was not necessary to perform quantitative impairment tests related to the carrying amount of its goodwill nor its intangible assets not subject to amortization at that date.
As of December 28, 2025, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its intangible assets subject to amortization might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its intangible assets subject to amortization at that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	December 28, 2025	December 29, 2024
	(In thousands)
Land	$220,462	$215,305
Buildings	2,445,820	2,307,851
Machinery and equipment	4,417,923	4,137,561
Autos and trucks	137,293	130,013
Finance lease assets	4,990	4,275
Construction-in-progress	667,315	299,933
PP&E, gross	7,893,803	7,094,938
Accumulated depreciation	(4,360,776)	(3,957,047)
PP&E, net	$3,533,027	$3,137,891
The Company recognized depreciation expense of $423.0 million, $401.2 million and $386.8 million during 2025, 2024 and 2023, respectively.
During 2025, the Company incurred $718.5 million on capital projects and transferred $359.2 million of completed projects from construction-in-progress to depreciable assets. During 2024, the Company spent $458.5 million on capital projects and transferred $633.0 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures in accounts payable and accrued expenses for the years ended December 28, 2025 and December 29, 2024 were $40.2 million and $29.2 million, respectively.
During 2025, the Company sold certain PP&E for $5.6 million and recognized a loss of $3.9 million. PP&E sold in 2025 consisted of a feed mill in the U.S., breeder farm equipment in Mexico, and other miscellaneous equipment. During 2024, the Company sold certain PP&E for $15.4 million and recognized a gain of $1.8 million. PP&E sold in 2024 consisted of a farm in Mexico and other miscellaneous equipment.
The Company has closed or idled various facilities in the U.S. and the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of December 28, 2025, the carrying amount of these idled assets was $19.6 million based on depreciable value of $113.9 million and accumulated depreciation of $94.3 million. During 2025, the Company recognized an impairment loss on PP&E of $0.5 million incurred as a result of planned restructuring activities in the Europe reportable segment. Additional information regarding restructuring activities is included in “Note 18. Restructuring-Related Activities.”
As of December 28, 2025, the Company assessed if events or changes in circumstances indicated that the aggregate carrying amount of its property, plant and equipment held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the aggregate carrying amount of its property, plant and equipment held for use at that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 28, 2025	December 29, 2024
	(In thousands)
Accounts payable
Trade accounts	$1,400,186	$1,269,417
Book overdrafts	160,068	113,364
Other payables	28,315	28,738
Total accounts payable	1,588,569	1,411,519
Accounts payable to related parties(a)	43,516	15,257
Revenue contract liabilities(b)	37,622	48,898
Accrued expenses and other current liabilities
Compensation and benefits	367,035	346,355
Litigation settlements	152,940	111,769
Accrued sales rebates	135,108	116,439
Insurance and self-insured claims	104,009	76,025
Interest and debt-related fees	64,947	65,192
Taxes	60,577	35,938
Current maturities of operating lease liabilities(c)	59,630	63,327
Derivative liabilities(d)	8,072	4,669
Other accrued expenses	143,540	195,790
Total accrued expenses and other current liabilities	1,095,858	1,015,504
Total current liabilities	$2,765,565	$2,491,178
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

	Year Ended
	December 28, 2025	December 29, 2024
	(In thousands)
Confirmed obligations outstanding, beginning of year	$152,780	$192,666
Invoices confirmed during the year	865,260	870,540
Confirmed invoices paid during the year	(808,646)	(910,426)
Confirmed obligations outstanding, end of year	$209,394	$152,780

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    INCOME TAXES
Income (loss) before income taxes by jurisdiction is as follows:

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
U.S.	$1,363,533	$1,428,497	$26,887
Foreign	138,605	(16,228)	338,335
Total	$1,502,138	$1,412,269	$365,222
The components of income tax expense (benefit) are set forth below:

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Current
Federal	$244,524	$172,269	$(19,727)
Foreign	121,437	113,194	59,326
State and other	42,794	34,752	(3,369)
Total current	408,755	320,215	36,230
Deferred
Federal	19,293	21,334	12,783
Foreign	(16,577)	(25,697)	(10,573)
State and other	7,323	9,194	4,465
Total deferred	10,039	4,831	6,675
Current and Deferred
Federal	263,817	193,603	(6,944)
Foreign	104,860	87,497	48,753
State and other	50,117	43,946	1,096
Total Current and Deferred	$418,794	$325,046	$42,905
The effective tax rate for 2025 was 28.0% compared to 23.0% for 2024 and 11.7% for 2023.
The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	Year Ended
	December 28, 2025		December 29, 2024		December 31, 2023
	(In thousands, except percent data)
U.S. federal statutory tax rate	$315,449	21.0%	$296,577	21.0%	$76,697	21.0%
United States
Changes in valuation allowances	820	0.1	3,278	0.2	(1,071)	(0.3)
Effect of cross-border tax laws
Global intangible low-taxed income	(434)	—	1,501	0.1	9,294	2.6
Other	6,502	0.3	5,936	0.4	(2,986)	(0.8)
Nontaxable or nondeductible items
Other	9,225	0.6	4,981	0.3	2,887	0.8
Tax credits
Foreign tax credit	—	—	—	—	(5,530)	(1.5)
Other	3,308	0.2	(7,534)	(0.5)	(2,267)	(0.6)
State and local income taxes, net of federal income tax effect	74,849	5.0	28,517	2.0	(13,031)	(3.6)
Foreign tax effect
Ireland
Other	—	—	2,500	0.2	843	0.2
Statutory income tax rate differential	94	—	963	0.1	2,177	0.6
Changes in valuation allowances	(1,348)	(0.1)	(1,767)	(0.1)	2,286	0.6
Luxembourg
Imputed interest on intercompany financing	(14,754)	(1.0)	(14,907)	(1.1)	(15,871)	(4.3)
Other	1,495	0.1	22	—	11	—
Statutory income tax rate differential	1,498	0.1	1,699	0.1	2,435	0.7
Changes in valuation allowances	799	0.1	752	0.1	618	0.2
Malta
Notional deduction against interest income	—	—	—	—	(12,392)	(3.4)
Notional deduction carryforward from prior year	(24)	—	(25,963)	(1.8)	—	—
Other	(523)	—	(451)	—	(1,082)	(0.3)
Statutory income tax rate differential	(1,043)	(0.1)	(899)	(0.1)	5,508	1.5
Mexico
Non taxable and nondeductible items	3,054	0.2	294	—	348	0.1
Foreign currency translation	5,563	0.4	(6,222)	(0.4)	(29,437)	(8.1)
Other	(9,610)	(0.6)	2,109	0.1	(4,594)	(1.3)
Statutory income tax rate differential	16,046	1.1	24,116	1.7	18,026	4.9
Changes in valuation allowances	(111)	—	180	—	(1,028)	(0.3)
United Kingdom
Federal tax credit carryforward adjustment from prior years	—	—	19,168	1.4	592	0.2
Other	2,807	0.2	5,250	0.4	(6,478)	(1.8)
Statutory income tax rate differential	5,360	0.4	2,622	0.2	875	0.2
Changes in valuation allowances	(3,004)	(0.2)	(18,221)	(1.3)	14,155	3.9
Other foreign jurisdictions	2,776	0.2	545	—	1,920	0.5
Total	$418,794	28.0%	$325,046	23.0%	$42,905	11.7%
In 2025, state and local taxes in California, Illinois, Florida and Minnesota comprise the majority of the state and local income taxes, net of federal effect category. In 2024, state and local income taxes in California, Texas and Illinois comprise the majority of the state and local income taxes, net of federal effect category. In 2023, state and local income taxes in Florida and South Carolina comprise the majority of the state and local income taxes, net of federal effect category.
Pilgrim’s historically would settle its stand-alone unitary tax liability with JBS USA the year subsequent to the actual state tax return filings. Due to the new tax sharing agreement with JBS USA effective December 30, 2024, Pilgrim’s is currently required to estimate and pay its stand-alone unitary tax liability on a quarterly basis following current year estimated state tax deadlines. Since the tax accounting method for Pilgrims’ state taxes is the cash method, this led to 2024 and 2025 state unitary payments being incurred in 2025, and a higher state effective tax rate for the 2025 year. See “Note 1. Business and Summary of Significant Accounting Policies” for more information regarding the new tax sharing agreement.
Nontaxable and Nondeductible items primarily relate to expenses for meals and entertainment and inflationary adjustments incurred by PPC Mexico that are not deductible for income tax purposes under applicable tax regulations. These amounts impact the effective tax rate as they represent permanent differences between financial reporting and taxable income.
Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
U.S. federal	$151,548	$125,143	$(28,777)
U.S. state and local
Florida	—	—	3,150
Other	74,131	23,513	(1,388)
Total state and local	74,131	23,513	1,762
Foreign
Mexico	55,310	—	39,053
United Kingdom	67,361	30,909	2,741
France	—	11,668	3,847
Other	13,542	6,324	1,122
Total foreign	136,213	48,901	46,763
Total	$361,892	$197,557	$19,748
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 28, 2025	December 29, 2024
	(In thousands)
Deferred tax liabilities
PP&E and identified intangible assets	$523,968	$495,571
Inventories	104,591	93,513
Operating lease assets	65,910	63,717
Other	19,406	6,959
Total deferred tax liabilities	713,875	659,760
Deferred tax assets
U.S. net operating losses	1,025	14,603
Foreign net operating losses	82,035	49,166
Credit carry forwards	14,644	20,099
Allowance for credit losses	3,954	3,532
Accrued liabilities	119,226	92,565
Workers’ compensation	—	7,172
Incentive compensation	—	1,161
Operating lease liabilities	66,523	63,717
Interest expense limitations	59,121	72,615
Other	32,107	27,918
Total deferred tax assets	378,635	352,548
Valuation allowance	(85,875)	(86,257)
Net deferred tax assets	292,760	266,291
Net deferred tax liabilities	$421,115	$393,469
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
As of December 28, 2025, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and foreign net deferred tax assets are more likely than not to be realized. As of December 28, 2025, the Company’s valuation allowance is $85.9 million, of which $14.7 million relates to our Europe operations, $0.2 million relates to our Mexico operations, $47.0 million relates to Onix Investments UK Limited, Sandstone Holdings Sàrl and Arkose Investments ULC, indirect subsidiaries of Pilgrim’s, $12.1 million relates to our Puerto Rico operations, $11.7 million relates to U.S. foreign tax credits and $0.2 million relates to state net operating losses.

	Beginning Balance	Additions	Deductions	Ending Balance
	(In thousands)
Valuation allowance
2025	$86,257	$4,470	$(4,852)	$85,875
2024	88,460	637	(2,840)	86,257
2023	64,361	25,296	(1,197)	88,460
As of December 28, 2025, the Company had federal and state net operating loss carry forwards of approximately $17.8 million that begin to expire in 2026. The Company also had Mexico net operating loss carry forwards as of December 28, 2025 of approximately $9.7 million that begin to expire in 2029. The Company also had U.K. net operating loss carry forwards as of December 28, 2025 of approximately $242.4 million that may be carried forward indefinitely.
As of December 28, 2025, the Company had approximately $1.6 million of state tax credit carry forwards that begin to expire in 2026.
For the years ended December 28, 2025 and December 29, 2024, there is a tax effect of $0.4 million and $(9.4) million, respectively, reflected in other comprehensive loss.
For the years ended December 28, 2025 and December 29, 2024, there are immaterial tax effects reflected in income tax expense due to excess tax benefits and shortfalls related to stock-based compensation. See “Note 1. Business and Summary of Significant Accounting Policies” for additional information.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 28, 2025	December 29, 2024
	(In thousands)
Unrecognized tax benefits, beginning of year	$28,969	$37,565
Increase as a result of tax positions taken during prior years	2,831	—
Decrease for lapse in statute of limitations	(74)	(8,300)
Decrease for tax positions of prior years	(65)	(296)
Unrecognized tax benefits, end of year	$31,661	$28,969
Included in unrecognized tax benefits of $31.7 million as of December 28, 2025, was $17.8 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 28, 2025, the Company had recorded a liability of $8.9 million for interest and penalties. During 2025, accrued interest and penalty amounts related to uncertain tax positions increased by $1.4 million.
The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and several foreign locations including Mexico, the U.K., and the Republic of Ireland. With few exceptions, the Company is no longer subject to examinations by taxing authorities for years prior to 2020 in U.S. federal, state and local jurisdictions, for years prior to 2010 in Mexico, and for years prior to 2017 in the U.K.
13.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	December 28, 2025	December 29, 2024
		(In thousands)
Senior notes payable, net of discount, at 6.875%	2034	$492,251	$491,329
Senior notes payable, net of discount, at 6.25%	2033	917,852	974,381
Senior notes payable at 3.50%	2032	899,600	900,000
Senior notes payable, net of discount, at 4.25%	2031	791,946	850,342
U.S. Credit Facility (defined below) at SOFR plus 1.35%	2028	—	—
Europe Credit Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico BBVA Credit Facility (defined below) with notes payable at TIIE plus 1.35%	2028	—	—
Mexico Bajio Credit Facility (defined below) with notes payable at TIIE plus 1.41%	2030	—	—
Live Oak CHP Project PACE Loan 5.15%	2053	19,163	20,599
Finance lease obligations	Various	1,389	1,792
Long-term debt		3,122,201	3,238,443
Less: Current maturities of long-term debt		(924)	(858)
Long-term debt, less current maturities		3,121,277	3,237,585
Less: Capitalized financing costs		(28,164)	(31,472)
Long-term debt, less current maturities, net of capitalized financing costs		$3,093,113	$3,206,113
The future minimum principal payments due in each of the next five fiscal years subsequent to the year ended December 28, 2025, related to the Live Oak CHP Project PACE Loan discussed below, are $0.1 million. See “Note 3. Leases” for future minimum payments of finance lease obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bond Repurchase Program
On May 1, 2024, the Board approved a bond repurchase program which permits the Company to repurchase an aggregate amount of $200.0 million of the Company’s outstanding senior notes. On May 1, 2025, the Board approved an increase to the bond repurchase program for an additional amount of $500.0 million. In year ended December 28, 2025, the Company repurchased $59.6 million of outstanding principal of the Senior Notes due 2031 (defined below), $0.4 million of outstanding principal of the Senior Notes due 2032 (defined below), and $57.5 million of outstanding principal of the Senior Notes due 2033 (defined below), resulting in $1.0 million gross realized gains recognized. The gross realized gains on early extinguishment of debt are recognized in interest expense. The original discount and capitalized financing costs associated with the amount repurchased are immaterial and are partially offsetting the gross gains on early extinguishment of debt, along with a nominal amount of transaction fees. To date under the program, the Company has repurchased $203.9 million of outstanding principal of the Senior Notes due 2031, $0.4 million of Senior Notes due 2032, and $77.5 million of outstanding principal of the Senior Notes due 2033.
U.S. Senior Notes
U.S. Senior Notes Due 2031
On April 8, 2021, the Company completed a sale of $1.0 billion aggregate principal amount of its 4.25% sustainability-linked unsecured, unregistered senior notes due 2031 (“Senior Notes due 2031”). The Company used the net proceeds, together with cash on hand, to redeem previously issued senior notes. The issuance price of this offering was 98.994%, which created gross proceeds of $989.9 million. The $10.1 million discount will be amortized over the remaining life of the Senior Notes due 2031.
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
U.S. Senior Notes Due 2032
On September 2, 2021, the Company completed a sale of $900.0 million in aggregate principal amount of its 3.50% unsecured, unregistered senior notes due 2032 (“Senior Notes due 2032”). The Company used the proceeds, together with borrowings under the delayed draw term loan under its U.S. Credit Facility, to finance the acquisition of the Kerry Consumer Foods’ meats and meals businesses (now Pilgrim’s Food Masters) and to pay related fees and expenses.
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
On September 22, 2022, the Company announced the expiration and receipt of the requisite consents in its consent solicitations for certain amendments to the indentures governing its Senior Notes due 2031 and Senior Notes due 2032. The amendments conformed certain provisions and restrictive covenants in each indenture to (1) reflect PPC’s investment-grade status and (2) the corresponding provisions and restrictive covenants set forth in the September 2021 Indenture. The amendments permanently eliminated certain covenants for the Company, including limitations on incurrence of additional debt and issuance of capital stock, restricted payments, asset sales, restrictions on distributions from restricted subsidiaries, affiliate transactions, guarantees of debt by restricted subsidiaries and certain provisions related to mergers and consolidations. In addition, provisions related to limitation on liens, sale and leaseback transactions, substitution of the Company as an issuer and measuring compliance were amended.
U.S. Senior Notes Due 2033
On April 19, 2023, the Company completed a sale of $1.0 billion aggregate principal amount of its 6.25% unsecured, registered senior notes due 2033 (“Senior Notes due 2033”). The Company used the net proceeds to repay the term loans and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the outstanding balance under the U.S. Credit Facility as defined below. The remaining proceeds were used for general corporate purposes, including repaying existing debt. The issuance price of this offering to the public was 99.312%, which created gross proceeds of $993.1 million before transaction costs. The $6.9 million discount will be amortized over the remaining life of the Senior Notes due 2033. The Senior Notes due 2033 bear interest at a rate of 6.25% per annum from the date of issuance until maturity, payable semiannually on January 1 and July 1 of each year.
U.S. Senior Notes Due 2034
On October 12, 2023, the Company completed a sale of $500.0 million aggregate principal amount of its 6.875% unsecured, registered senior notes due 2034 (“Senior Notes due 2034”). The Company used the net proceeds from the offering of the Senior Notes due 2034, together with cash on hand, to repurchase pursuant to a tender offer and redeem all of its outstanding 5.875% Senior Notes due 2027. The issuance price of this offering to the public was 98.041%, which created gross proceeds of $490.2 million before transaction costs. The $9.8 million discount will be amortized over the remaining life of the Senior Notes due 2034. The Senior Notes due 2034 bear interest at a rate of 6.875% per annum from the date of issuance until maturity, payable semiannually in arrears on May 15 and November 15 of each year.
The Senior Notes due 2031, 2032, 2033, and 2034 are the Company’s senior unsecured obligations and will rank equally with all of the Company’s existing and future senior unsecured debt and rank senior to all of the Company’s existing and future subordinated debt.
U.S. Credit Facility
On October 4, 2023, the Company and certain of the Company’s subsidiaries entered into a Revolving Syndicated Facility Agreement (the “U.S. Credit Facility”) with CoBank, ACB as administrative agent and the other lenders party thereto. The U.S. Credit Facility provides for a revolving loan commitment of up to $850 million. The loan commitment matures on October 4, 2028. The U.S. Credit Facility is unsecured and will be used for general corporate purposes. Outstanding borrowings under the U.S. Credit Facility bear interest at a per annum rate equal to either the Secured Overnight Financing Rate (“SOFR”) or the prime rate plus applicable margins based on the Company’s credit ratings. As of December 28, 2025, the Company had outstanding letters of credit and available borrowings under the revolving credit commitment of $4.0 million and $846.0 million, respectively, and there were no outstanding borrowings under this agreement.
The U.S. Credit Facility is not guaranteed by any of the Company’s subsidiaries. Following the Collateral Cure (defined below), each wholly-owned subsidiary of each borrower is required to become a guarantor (other than certain excluded subsidiaries that are not required to become a guarantor).
The U.S. Credit Facility imposes certain limitations and restrictions on the Company and its restricted subsidiaries, including limitations on 1) liens, 2) indebtedness, 3) sales and other dispositions of assets, 4) dividends, distributions, and other payments in respect of equity interest, 5) investments, and 6) voluntary prepayments, redemptions or repurchases of junior debt. In each case, clauses 1 to 6 are subject to certain exceptions which can be material and certain of such clauses only apply to the Company upon the occurrence of certain triggering events. In addition, the U.S. Credit Facility and subject to the Collateral Cure, includes a financial maintenance covenant that requires the Company not to permit its interest coverage ratio to be less than 3.50:1.00, which shall be tested at the end of each fiscal quarter of the Company (the “Financial Maintenance Covenant”).
After the end of any fiscal quarter, the Company may give notice that it will not be in compliance with the Financial Maintenance Covenant and instead may elect to cause the borrowers and each subsidiary guarantor to provide security interests in the collateral that secured the Company’s prior secured credit facility (the “Collateral Cure”). From and after the date of the Collateral Cure, the Financial Maintenance Covenant will no longer be in effect and availability under the U.S.Credit Facility will be limited and subject to collateral coverage utilizing a 75% advance rate on U.S. receivables and a 50% advance rate on U.S. inventory, subject to certain exceptions.
The Company is currently in compliance with the covenants under the U.S. Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Europe Credit Facility
On June 24, 2022, Moy Park Holdings (Europe) Ltd. (“MPH(E)”) and other Pilgrim’s entities located in the U.K. and Republic of Ireland entered into an unsecured multicurrency revolving facility agreement (the “Europe Credit Facility”) with the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto. The Europe Credit Facility provides for a multicurrency revolving loan commitment of up to £150.0 million. The loan commitment matures on June 24, 2027. Outstanding borrowings bear interest at the current Sterling Overnight Index Average (“SONIA”) interest rate plus 1.25%. All obligations under this agreement are guaranteed by certain of the Company’s subsidiaries. As of December 28, 2025, both the U.S. dollar-equivalent loan commitment and borrowing availability were $202.5 million and there were no outstanding borrowings under this agreement.
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
Mexico BBVA Credit Facility
On December 18, 2025, certain of the Company’s Mexican subsidiaries extended an unsecured credit agreement (the “Mexico BBVA Credit Facility”) with BBVA México as lender. The loan commitment under the Mexico BBVA Credit Facility is Mex$1.3 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico BBVA Credit Facility accrue interest at a rate equal to The Interbank Equilibrium Interest (“TIIE”) rate plus 1.35%. The Mexico BBVA Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico BBVA Credit Facility will be used for general corporate and working capital purposes. The Mexico BBVA Credit Facility will mature on December 18, 2028. As of December 28, 2025, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $71.2 million. As of December 28, 2025, there were no outstanding borrowings under the Mexico BBVA Credit Facility. The Company is currently in compliance with the covenants under the Mexico BBVA Credit Facility.
Mexico Bajio Credit Facility
On October 30, 2025, certain of the Company’s Mexican subsidiaries entered into an unsecured credit agreement (the “Mexico Bajio Credit Facility”) with Banco del Bajio as lender. The loan commitment under the Mexico Bajio Credit Facility is Mex$1.5 billion and can be borrowed on a revolving basis. Outstanding borrowings under the Mexico Bajio Credit Facility accrue interest at a rate equal to TIIE rate plus 1.41%. The Mexico Bajio Credit Facility contains covenants and defaults that the Company believes are customary for transactions of this type. The Mexico Bajio Credit Facility will be used for general corporate and working capital purposes. The Mexico Bajio Credit Facility will mature on October 30, 2030. As of December 28, 2025, the U.S. dollar-equivalent of the loan commitment and borrowing availability was $83.8 million. As of December 28, 2025, there were no outstanding borrowings under the Mexico Bajio Credit Facility. The Company is currently in compliance with the covenants under the Mexico Bajio Credit Facility.
Live Oak CHP Project PACE Loan
On October 10, 2022, the Company entered into a property assessed clean energy (“PACE”) financing program, required by Section 15 of the Property Assessed Clean Energy Act to fund various energy projects, with the city of Live Oak, Florida. The loan bears interest at 5.15%, and is secured by a special assessment on the property. The repayment of the loan is assessed and amortized over a 30-year term, payable in equal annual installments including principal, interest, and assessment administrative fees at the same time and in the same installments as the general taxes on the property. As of December 28, 2025, there were $19.2 million of outstanding principal under the Live Oak CHP Project PACE Loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss (“AOCL”)
The following tables provide information regarding the changes in AOCL during 2025 and 2024:

	2025
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(337,243)	$(2,007)	$(31,028)	$(22)	$(370,300)
Other comprehensive income (loss) before reclassifications	324,025	(2,318)	(185)	(113)	321,409
Amounts reclassified from accumulated other comprehensive loss to net income	—	2,814	(1,275)	118	1,657
Currency translation	—	36	176	—	212
Net current year other comprehensive income (loss)	324,025	532	(1,284)	5	323,278
Balance, end of year	$(13,218)	$(1,475)	$(32,312)	$(17)	$(47,022)

	2024
	Losses Related to Foreign Currency Translation	Unrealized Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of year	$(114,850)	$(1,914)	$(59,714)	$(5)	$(176,483)
Other comprehensive income (loss) before reclassifications	(222,393)	1,767	12,062	45	(208,519)
Amounts reclassified from accumulated other comprehensive loss to net income	—	(1,849)	17,000	(62)	15,089
Currency translation	—	(11)	(376)	—	(387)
Net current year other comprehensive income (loss)	(222,393)	(93)	28,686	(17)	(193,817)
Balance, end of year	$(337,243)	$(2,007)	$(31,028)	$(22)	$(370,300)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(a)		Affected Line Item in the Consolidated Statements of Income
	2025	2024
	(In thousands)
Realized gain (loss) on settlement of foreign currency derivatives classified as cash flow hedges	$(2,836)	$1,367	Net sales
Realized gain on settlement of foreign currency derivatives classified as cash flow hedge	22	482	Cost of sales
Realized gain (loss) on sale of securities	(156)	82	Interest income
Realized gain (loss) on settlement of pension obligation from plan termination(b)	1,611	(21,714)	Miscellaneous, net
Amortization of pension and other postretirement plan actuarial losses(b)	79	(816)	Miscellaneous, net
Total before tax	(1,280)	(20,599)
Tax benefit (expense)	(377)	5,510
Total reclassification for the period	$(1,657)	$(15,089)
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
15.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans such as the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”) the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $33.0 million, $56.9 million and $32.0 million in 2025, 2024 and 2023, respectively. The expenses recognized in 2024 include $21.7 million of loss recognized on the settlement of the terminated GK and Union pension plans, defined below.
The Company used a year-end measurement date of December 28, 2025 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Defined Benefit Plans Obligations and Assets
The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Change in projected benefit obligation	(In thousands)
Projected benefit obligation, beginning of year	$113,730	$237,508	$1,144	$1,160
Interest cost	6,263	10,764	53	53
Actuarial (gains) losses	(2,808)	(20,783)	4	(39)
Benefits paid	(7,838)	(12,671)	(38)	(30)
Curtailments and settlements	1,611	(99,635)	—	—
Currency translation (gain) loss	8,187	(1,453)	—	—
Projected benefit obligation, end of year	$119,145	$113,730	$1,163	$1,144

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Change in plan assets	(In thousands)
Fair value of plan assets, beginning of year	$123,926	$225,451	$—	$—
Actual return on plan assets	5,256	5,842	—	—
Contributions by employer	(405)	6,831	38	30
Benefits paid	(7,838)	(12,671)	(38)	(30)
Curtailments and settlements	1,611	(99,635)	—	—
Expenses paid from assets	(413)	(320)	—	—
Currency translation gain (loss)	8,900	(1,572)	—	—
Fair value of plan assets, end of year	$131,037	$123,926	$—	$—

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Funded status	(In thousands)
Overfunded (unfunded) benefit obligation, end of year	$11,892	$10,196	$(1,163)	$(1,144)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Amounts recognized in the Consolidated Balance Sheets as of end of year	(In thousands)
Long-term assets	$13,531	$11,829	$—	$—
Total assets	$13,531	$11,829	$—	$—

Current liabilities	$(218)	$(205)	$(215)	$(201)
Long-term liabilities	(1,421)	(1,428)	(948)	(943)
Total liabilities	$(1,639)	$(1,633)	$(1,163)	$(1,144)

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Amounts recognized in accumulated other comprehensive loss at end of year	(In thousands)
Net actuarial loss (gain)	$3,834	$2,063	$(102)	$(126)
The accumulated benefit obligation for the Company’s defined benefit pension plans was $119.1 million and $113.7 million as of December 28, 2025 and December 29, 2024, respectively. As of December 28, 2025, the weighted average duration of our defined benefit obligation is 16.9 years.
Net Periodic Benefit Costs
Net benefit costs include the following components:

	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
	(In thousands)
Interest cost	$6,263	$10,764	$11,322	$53	$53	$54
Estimated return on plan assets	(8,040)	(11,106)	(10,393)	—	—	—
Settlement loss (gain)	(1,611)	21,714	—	—	—	—
Expenses paid from assets	412	320	327	—	—	—
Amortization of net loss (gain)	(97)	798	1,048	(2)	—	—
Amortization of past service cost	18	18	17	—	—	—
Net cost (income)	$(3,055)	$22,508	$2,321	$51	$53	$54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Economic Assumptions
The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
Benefit obligation
Discount rate	5.49%	4.68%	4.81%	4.67%	5.30%	5.06%
Net pension and other postretirement cost
Discount rate	5.50%	4.56%	4.93%	5.30%	5.06%	5.16%
Expected return on plan assets	6.06%	6.17%	4.95%	NA	NA	NA
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension and other benefit obligations. The discount rate assumptions used to determine future pension obligations at December 28, 2025 and December 29, 2024 were based on the Empower Above Mean Curve, which was designed by Empower to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The Empower Above Mean Curve represents a series of annual discount rates from bonds with an AA minimum average credit quality rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. The expected benefit payments were discounted by each corresponding discount rate on the yield curve. For payments beyond 30 years, the Company extended the curve assuming the discount rate derived in year 30 is extended to the end of the plan’s payment expectations. Once the present value of the string of benefit payments was established, the Company determined the single rate on the yield curve, that when applied to all obligations of the plan, would exactly match the previously determined present value. The discount rate assumptions used to determine future pension obligations for the Europe pension plans at December 28, 2025 and December 29, 2024 were based on corporate bond spot yield curves provided by Merrill Lynch. Merrill Lynch bases this calculation entirely on AA1-AA3 rated bonds. As part of the evaluation of pension and other postretirement assumptions, the Company applied assumptions for mortality that incorporate generational white and blue collar mortality trends. In determining its benefit obligations, the Company used generational tables that take into consideration increases in plan participant longevity. As of December 28, 2025 and December 29, 2024, the U.S. pension and other postretirement benefit plans used variations of the Pri-2012 mortality table. The MP-2021 mortality improvement scale was used for 2025 and 2024. As of December 28, 2025 and December 29, 2024, the Europe pension plans used variations of the AxC00 mortality table in combination with the CMI_2024 Sk=7.0 and CMI_2023 Sk=7.0 mortality improvement scales for 2025 and 2024, respectively, for pre-retirement employees and the S3PMA and S3PFA_M mortality tables in combination with the CMI_2024 Sk=7.0 and CMI_2023 Sk=7.0 mortality improvement scales for 2025 and 2024, respectively, for postretirement employees.
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

	Increase in Discount Rate of 0.25%	Decrease in Discount Rate of 0.25%
	(In thousands)
Impact on projected benefit obligation for pension benefits	$(3,189)	$3,358
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
Plan Assets
The following table reflects the pension plans’ actual asset allocations:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2025	2024
Cash and cash equivalents	7%	21%
Pooled separate accounts and common collective trust funds for the GK Pension Plan(a):
Fixed income securities	—%	3%
Pooled separate accounts for the U.K. Plans(a):
Equity securities	23%	30%
Fixed income funds	31%	24%
Liability driven investments	30%	10%
Real estate	9%	12%
Total assets	100%	100%
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
Absent regulatory or statutory limitations, the target asset allocation for the investment of pension assets in the PSAs for the Europe Plans is 12% overseas equity, 16% diversified alternatives, 10% real estate, 48% equity-linked liability driven investments, 9% other liability driven investments and 5% cash for the Tulip Pension Plan; and 78% equity-linked liability driven investments, 17% corporate bonds and 5% cash for the Geo Adams Group Pension Fund. The plans only invest in fixed income and equity instruments for which there is a readily available public market. The Company develops its expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which its plans invest.
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 28, 2025 and December 29, 2024:

	2025				2024
	Level 1(a)	Level 2(b)	Level 3(c)	Total	Level 1(a)	Level 2(b)	Level 3(c)	Total
	(In thousands)
Cash and cash equivalents	$9,448	$—	$—	$9,448	$26,479	$—	$—	$26,479
PSAs for the Union Plan:
Fixed income funds(f)	—	—	—	—	—	70	—	70
PSAs and CCTs for the GK Pension Plan:
Fixed income funds(f)	—	—	—	—	—	3,152	—	3,152
PSAs for the Europe Plans:
Large U.S. equity funds(d)	—	13,279	—	13,279	—	11,761	—	11,761
International equity funds(e)	—	17,157	—	17,157	—	25,575	—	25,575
Fixed income funds(f)	—	40,562	—	40,562	—	29,715	—	29,715
Real estate(g)	—	11,464	—	11,464	—	15,442	—	15,442
Liability driven investments(h)	—	39,127	—	39,127	—	11,732	—	11,732
Total assets	$9,448	$121,589	$—	$131,037	$26,479	$97,447	$—	$123,926
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
(e)This category is comprised of investment options that invest in stocks, or shares of ownership, in companies with their principal place of business or office outside of the U.S.
(f)This category is comprised of investment options that invest in bonds, or debt of a company or government entity (including U.S. and non-U.S. entities). These investment options typically carry more risk than short-term fixed income investment options, but less overall risk than equities.
(g)This category is comprised of investment options that invest in real estate investment trusts or private equity pools that own real estate. These long-term investments are primarily in office buildings, industrial parks, apartments or retail complexes. These investment options typically carry more risk, including liquidity risk, than fixed income investment options.
(h)This category is comprised of investments that seek to ensure availability of funds to cover current and future liabilities. These investments are typically focused on both the assets and liabilities of the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Benefit Payments
The following table reflects the benefits as of December 28, 2025 expected to be paid through 2035 from the Company’s pension and other postretirement plans. The Company’s pension plans are primarily funded plans. Therefore, anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. The Company’s other postretirement plans are unfunded. Therefore, anticipated benefits with respect to these plans will come from the Company’s own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2026	$8,000	$215
2027	8,162	191
2028	8,407	169
2029	8,509	148
2030	8,542	128
2031-2035	43,412	403
Total	$85,032	$1,254
As required by funding regulations or laws, the Company anticipates contributing $0.2 million and less than $0.2 million to its pension and other postretirement plans, respectively, during 2026.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss
The amounts in accumulated other comprehensive loss that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
	(In thousands)
Net actuarial loss, beginning of year	$2,063	$40,487	$48,121	$(126)	$(87)	$(66)
Amortization	79	(816)	(1,065)	2	—	—
Realized loss (gain) on settlement	1,611	(21,714)	—	—	—	—
Actuarial loss (gain)	(2,809)	(20,782)	238	4	(39)	(21)
Asset loss (gain)	2,714	5,264	(7,317)	18	—	—
Currency translation loss (gain)	176	(376)	510	—	—	—
Net actuarial loss (gain), end of year	$3,834	$2,063	$40,487	$(102)	$(126)	$(87)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains two defined contribution retirement savings plans in the Europe reportable segment for eligible Europe employees, as required by Europe law. The Company’s expenses related to its defined contribution plans totaled $33.3 million, $32.5 million and $28.5 million in 2025, 2024 and 2023, respectively.
16.    INCENTIVE COMPENSATION
The Company sponsors short-term incentive plans that provide the grant of either cash or stock-based bonus awards payable upon achievement of specified performance goals. As of December 28, 2025, the Company has accrued $87.2 million, $30.3 million, and $6.5 million related to cash bonus awards that are recognized in the U.S., Europe, and Mexico reportable segments, respectively.
The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and liability-based awards to the Company’s officers and other employees, members of the Board of Directors and any consultants (the “LTIP”). Awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the IRC, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”). Equity-based awards are converted into shares of the Company’s common stock shortly after award vesting. Compensation cost to be recognized for an equity-based awards grant is determined by multiplying the number of awards granted by the closing price of a share of the Company’s common stock on the award grant date. Liability-based awards granted under the LTIP are converted into cash shortly after award vesting. Compensation cost to be recognized for a liability-based awards grant is first determined by multiplying the number of awards granted by the closing price of a share of PPC’s common stock on the award grant date. However, the compensation cost to be recognized is adjusted at each subsequent milestone date (i.e., forfeiture date, vesting date or financial reporting date) by multiplying the number of awards granted by the closing price of a share of PPC’s common stock on the milestone date. On April 30, 2025, the Company’s stockholders approved the Amended and Restated Pilgrim’s Pride Corporation 2019 Long Term Incentive Plan (the “Amended 2019 LTIP”), which replaced the expiring Pilgrim’s Pride Corporation 2019 Long-Term Incentive Plan (the “2019 LTIP”). The Amended 2019 LTIP became effective as of April 30, 2025. As of December 28, 2025, we have in reserve about 1.2 million shares of common stock for future issuance under the Amended 2019 LTIP.
Compensation costs and the income tax benefit recognized for our stock-based compensation arrangements are included below:

	2025	2024	2023
	(In thousands)
Equity-based awards compensation cost
Cost of sales	$3,233	$2,439	$629
Selling, general and administrative expense	26,121	12,975	6,958
Total cost	29,354	15,414	7,587
Income tax benefit	7,206	3,730	1,836
Net cost	$22,148	$11,684	$5,751

Liability-based awards compensation cost
Selling, general and administrative expense(a)	$5,453	$(1,953)	$2,491
Income tax benefit (expense)	1,339	(473)	603
Net cost(a)	$4,114	$(1,480)	$1,888
(a)During 2024, the liability-based awards in our Europe and Mexico segments for the 2023 performance year were determined to have not met the performance threshold for payout therefore the Company reversed the prior and current year recognized compensation costs related to these awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s RSU activity is included below:

	2025		2024		2023
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Equity-based RSUs
Outstanding at beginning of year	1,572	$25.27	911	$22.40	993	$22.00
Granted	1,156	47.72	979	26.80	324	23.67
Vested	(425)	26.76	(187)	21.76	(378)	22.25
Awards forfeited	(153)	29.38	(131)	21.70	(28)	24.99
Outstanding at end of year	2,150	$36.75	1,572	$25.27	911	$22.40

	2025		2024		2023
	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)	Number	Weighted Average Milestone Date Fair Value(a)
	(In thousands, except weighted average fair values)
Liability-based RSUs
Outstanding at beginning of year	24	$45.92	242	$27.66	377	$23.80
Granted	245	52.65	—	—	158	24.21
Vested	(15)	45.39	—	—	(196)	25.27
Forfeited	(9)	45.92	(218)	34.32	(97)	22.81
Outstanding at end of year	245	$39.82	24	$45.92	242	$27.66
(a)The milestone date fair value is either the closing price of the Company’s common stock on the grant date for equity-based awards or the closing price of a share of the Company’s common stock on the respective milestone date for cash-based liability-based awards (i.e., grant date, vesting date, forfeiture date or financial reporting date).
The total fair values of equity-based awards and liability-based awards vested during 2025 were $11.4 million and $0.7 million, respectively. The total fair values of equity-based awards vested during 2024 were $7.1 million. No liability-based awards vested during 2024.
As of December 28, 2025, the total unrecognized compensation cost related to all nonvested equity-based awards was $38.1 million. This cost is expected to be recognized over a weighted average period of 2.13 years. As of December 28, 2025, the total unrecognized compensation cost related to all nonvested liability-based awards was $4.1 million. This cost is expected to be recognized over a weighted average period of 2.11 years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 28, 2025 and December 29, 2024, the Company held fixed income securities, derivative assets and derivative liabilities that were required to be measured at fair value on a recurring basis. Fixed income securities consist of investments, such as money market funds and commercial paper. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	December 28, 2025			December 29, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets
Fixed income securities	$520,899	$—	$520,899	$1,712,917	$—	$1,712,917
Commodity derivative assets	9,509	—	9,509	6,598	—	6,598
Foreign currency derivative assets	95	—	95	755	—	755
Liabilities
Commodity derivative liabilities	(1,343)	—	(1,343)	(2,494)	—	(2,494)
Foreign currency derivative liabilities	(205)	—	(205)	(1,397)	—	(1,397)
Sales contract derivative liabilities	—	(2,638)	(2,638)	—	(778)	(778)
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
In addition to the fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods or significant assumptions from prior periods are also required to be disclosed. There were no changes to methods or significant assumptions from prior periods.
The carrying amounts and estimated fair values of our debt obligations recorded in the Consolidated Balance Sheets consisted of the following:

	December 28, 2025		December 29, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(899,600)	$(831,572)	$(900,000)	$(777,033)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(791,946)	(775,458)	(850,342)	(789,304)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(917,852)	(988,878)	(974,381)	(1,001,178)
Fixed-rate senior notes payable at 6.875%, at Level 2 inputs	(492,251)	(555,740)	(491,329)	(533,650)
Live Oak CHP Project Pace Loan 5.15%, at Level 3 inputs	(19,163)	(18,376)	(20,599)	(18,569)
See “Note 13. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fair values of the Company’s Level 2 fixed-rate debt obligations were based on the quoted market price at December 28, 2025 or December 29, 2024, as applicable.
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
The following table provides a summary of our estimates of timelines and costs associated with these restructuring initiatives by major type of cost:

	Pilgrim’s Food Masters 2024	Pilgrim’s Europe Central	Total
	(In thousands)
Earliest implementation date	April 2024	January 2024
Predominant completion date	March 2025	June 2025
Costs incurred and expected to be incurred
Employee-related costs	$19,413	$53,350	$72,763
Asset impairment costs	10,865	1,855	12,720
Contract termination costs	845	1,745	2,590
Other exit and disposal costs(a)	7,938	5,584	13,522
Total exit and disposal costs(b)	$39,061	$62,534	$101,595
Costs incurred since earliest implementation date
Employee-related costs	$19,413	$53,350	$72,763
Asset impairment costs	10,865	1,855	12,720
Contract termination costs	845	1,745	2,590
Other exit and disposal costs(a)	7,938	5,584	13,522
Total exit and disposal costs(b)	$39,061	$62,534	$101,595
(a)Comprised of other costs directly related to the restructuring initiatives including flock depletion, the write-off of prepaid maintenance costs, consulting fees, and costs to return leased assets to original configuration.
(b)All costs, except for asset impairment costs, are estimated to result in cash outlays.
During 2025, the Company recognized the following expenses and paid the following cash related to each restructuring initiative:

	Expenses	Cash Outlays
	(In thousands)
Pilgrim’s Food Masters 2024	$(1,672)	$4,676
Pilgrim’s Europe Central	29,839	24,591
Prior programs substantially complete	3,187	2,480
Total	$31,354	$31,747
These expenses are reported in the line item Restructuring activities on the Consolidated Statements of Income.
The following tables reconcile liabilities and reserves associated with each restructuring initiative during 2025. Ending liability balances for employee termination benefits and other charges are reported in the line item Accrued expenses and other current liabilities in our Consolidated Balance Sheets. The ending reserve balance for inventory adjustments is reported in the line item Inventories in our Consolidated Balance Sheets. During 2025, there were no material movements in reserves related to substantially completed programs. These programs have been excluded from the tables below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pilgrim’s Food Masters 2024
	Liability or reserve as of December 29, 2024	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 28, 2025
	(In thousands)
Employee retention benefits	$76	$139	$(218)	$3	$—
Severance	1,620	(354)	(1,332)	66	—
Asset impairment	—	58	(58)	—	—
Inventory adjustments	—	(34)	34	—	—
Lease termination	290	(302)	(6)	18	—
Other charges	4,787	(1,179)	(3,126)	245	727
Total	$6,773	$(1,672)	$(4,706)	$332	$727

	Pilgrim’s Europe Central
	Liability or reserve as of December 29, 2024	Restructuring charges incurred	Cash payments and disposals	Currency translation	Liability or reserve as of December 28, 2025
	(In thousands)
Employee retention benefits	$—	$(173)	$173	$—	$—
Severance	2,823	25,566	(23,685)	886	5,590
Asset impairment	—	31	(31)	—	—
Inventory adjustments	91	—	(96)	5	—
Lease termination	—	2,172	(2,293)	121	—
Other charges	67	2,246	(6)	28	2,335
Contract termination	1,223	(3)	(1,073)	80	227
Total	$4,204	$29,839	$(27,011)	$1,120	$8,152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Sales to related parties
JBS Toledo N.V.	$41,947	$—	$—
JBS USA Food Company(a)	23,307	28,230	27,687
JBS Chile Ltd.	2,797	3,143	1,733
Other related parties	7,483	1,960	6,383
Total sales to related parties	$75,534	$33,333	$35,803

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$145,324	$159,264	$185,258
Seara Meats B.V.	89,131	28,170	28,828
Penasul UK LTD	41,804	10,670	13,932
JBS Asia CO Limited	11,027	6,248	4,953
Other related parties	2,560	2,130	7,168
Total cost of goods purchased from related parties	$289,846	$206,482	$240,139

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$249,329	$121,962	$156,439
Other related parties	—	—	15
Total expenditures paid by related parties	$249,329	$121,962	$156,454

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$12,931	$14,593	$22,734
Other related parties	—	—	5
Total expenditures paid on behalf of related parties	$12,931	$14,593	$22,739

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Other related party transactions
Capital contribution under tax sharing agreement	$—	$—	$(1,425)

	December 28, 2025	December 29, 2024
	(In thousands)
Accounts receivable from related parties
JBS Toledo N.V.	$10,486	$—
JBS USA Food Company(a)	1,629	1,727
JBS Chile Ltd.	763	725
Other related parties	520	156
Total accounts receivable from related parties	$13,398	$2,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 28, 2025	December 29, 2024
	(In thousands)
Accounts payable to related parties
Seara Meats B.V.	$26,686	$4,861
JBS USA Food Company(a)	8,346	5,424
Penasul UK LTD	1,156	714
JBS Asia Co Limited	—	4,023
Other related parties	7,328	235
Total accounts payable to related parties	$43,516	$15,257
(a)The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of December 28, 2025, goods purchased and in transit from JBS USA were $1.5 million and not reflected on our Consolidated Balance Sheets.
(b)The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for both companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. This agreement expired on December 31, 2025, but effectively continues month-to-month until a new agreement is finalized.
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
Additional information regarding reportable segments is as follows:

	Year Ended
	December 28, 2025(a)	December 29, 2024(a)	December 31, 2023(b)
	(In thousands)
Net sales
U.S.	$10,998,732	$10,629,929	$10,027,742
Europe	5,378,865	5,136,747	5,203,322
Mexico	2,119,956	2,111,615	2,131,153
Total net sales	$18,497,553	$17,878,291	$17,362,217
(a)For the year 2025, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $99.8 million. These sales consisted of fresh products, prepared products and grain and are eliminated in our consolidation.
(b)For the year 2024, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $121.6 million. These sales consisted of fresh products, prepared products, eggs and grain and are eliminated in our consolidation.
(c)For the year 2023, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $370.1 million. These sales consisted of fresh products, prepared products and grain and are eliminated in our consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Cost of sales
U.S.	$9,364,633	$9,065,837	$9,505,258
Europe	4,886,105	4,675,080	4,828,623
Mexico	1,888,672	1,824,607	1,909,721
Eliminations	—	—	214
Total cost of sales	$16,139,410	$15,565,524	$16,243,816

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Gross profit
U.S.	$1,634,099	$1,564,092	$522,484
Europe	492,760	461,667	374,699
Mexico	231,284	287,008	221,432
Eliminations	—	—	(214)
Total gross profit	$2,358,143	$2,312,767	$1,118,401

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Selling, general administrative expenses
U.S.	$460,695	$451,091	$283,590
Europe	189,009	198,586	202,203
Mexico	63,546	63,633	65,977
Total SG&A expenses	$713,250	$713,310	$551,770

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Restructuring activities charges
Europe	$31,354	$93,388	$44,345

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Operating income
U.S.	$1,173,404	$1,113,001	$238,894
Europe	272,397	169,693	128,151
Mexico	167,738	223,375	155,455
Eliminations	—	—	(214)
Total operating income	$1,613,539	$1,506,069	$522,286

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Reconciliation of profit or loss (segment operating income)
Total segment operating income	$1,613,539	$1,506,069	$522,286
Interest expense, net of capitalized interest	161,388	161,175	202,272
Interest income	(51,118)	(72,666)	(35,651)
Foreign currency transaction losses (gains)	6,777	(10,025)	20,570
Miscellaneous, net	(5,646)	15,316	(30,127)
Income before income taxes	1,502,138	1,412,269	365,222
Income tax expense	418,794	325,046	42,905
Net income	$1,083,344	1,087,223	$322,317

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Interest expense
U.S.	$158,318	$166,002	$208,000
Europe	2,395	2,237	1,728
Mexico	675	1,191	558
Eliminations	—	(8,255)	(8,014)
Total interest expense	$161,388	$161,175	$202,272

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Interest income
U.S.	$29,470	$32,218	$13,987
Europe	5,015	16,233	4,656
Mexico	16,633	32,470	25,022
Eliminations	—	(8,255)	(8,014)
Total interest income	$51,118	$72,666	$35,651

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Income tax expense
U.S.	$313,935	$237,550	$(5,848)
Europe	53,100	10,750	23,378
Mexico	51,759	76,746	25,375
Total income tax expense	$418,794	$325,046	$42,905

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Depreciation and amortization
U.S.	$288,495	$270,618	$255,052
Europe	145,375	140,993	142,190
Mexico	22,287	22,011	22,658
Total	$456,157	$433,622	$419,900

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Capital expenditures(a)
U.S.	$508,458	$336,973	$417,919
Europe	120,042	91,177	109,590
Mexico	90,026	30,306	30,244
Total	$718,526	$458,456	$557,753
(a)Capital expenditures incurred include those that were paid out in cash and those that are still outstanding in accounts payable as of the end of each of the last three fiscal years.

	December 28, 2025	December 29, 2024
	(In thousands)
Total assets
U.S.	$7,023,156	$7,848,510
Europe	4,376,305	4,051,150
Mexico	1,132,834	1,172,728
Eliminations	(2,188,765)	(2,421,812)
Total	$10,343,530	$10,650,576

	December 28, 2025	December 29, 2024
	(In thousands)
Long-lived assets(a)
U.S.	$2,376,549	$2,156,858
Europe	1,040,986	979,116
Mexico	377,164	261,518
Eliminations	(3,888)	(3,888)
Total	$3,790,811	$3,393,604
(a)For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Net sales to customers by customer location
U.S.	$10,550,171	$10,165,049	$9,496,709
Europe	5,299,020	5,087,606	5,148,931
Mexico	2,154,325	2,160,490	2,180,418
Asia-Pacific	329,801	303,570	384,946
Canada, Caribbean and Central America	78,478	89,068	72,339
Africa	54,936	52,329	66,519
South America	30,822	20,179	12,355
Total	$18,497,553	$17,878,291	$17,362,217
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Obligations
The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, wheat and energy. As of December 28, 2025, the Company was party to outstanding purchase contracts totaling $483.7 million payable in 2026, $281.6 million payable in 2027, $1.8 million payable in 2028, $1.7 million payable in 2029 and $9.0 million payable thereafter.
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
Tax Claims and Proceedings
During 2014 and 2015, the Mexican Tax Administration Service (the “SAT”) opened a review of Avícola Pilgrim's Pride de Mexico, S. A. de C.V. (“Avícola”) with regard to tax years 2009 and 2010. In both instances, the SAT claims that controlled company status did not exist for certain subsidiaries because Avícola did not own 50% of the shares in voting rights of Incubadora Hidalgo, S. de R.L de C.V. and Comercializadora de Carnes de México S. de R.L de C.V. (both in 2009) and Pilgrim’s Pride, S. de R.L. de C.V. (in 2010). Avícola appealed the opinion, and on January 31, 2023, the appeal as to tax year 2009 was dismissed by the Mexico Supreme Court. During 2023 Avícola paid $25.9 million for tax year 2009. The opinion for tax year 2010 is still under appeal. Accordingly, Avícola has an accrual of $16.3 million as of December 28, 2025 with regard to the tax year 2010.
On May 12, 2022, the SAT issued tax assessments against Pilgrim’s Pride, S. de R.L. de C.V. and Provemex Holdings, LLC in connection with PPC’s acquisition of Tyson de México. Additionally, the seller in this acquisition also received an assessment from the SAT related to the sale of its indirect equity interest of Tyson de México. The transaction agreement related to such acquisition contains certain mutual indemnification provisions, and both seller and buyer provided notice of indemnification claims to the other party. In response to the indemnification claims, on November 14, 2025, in a strategic effort to mitigate risk and in exchange for monetary compensation, PPC settled the indemnification claims and entered into an agreement with the seller in which PPC agreed to assume all tax liabilities in connection with the seller’s assessment, assume defense of such assessment, and waive all potential indemnification claims against the seller. In response to the underlying substantive assessments by the SAT, the Mexican subsidiaries of PPC filed a petition to nullify these assessments. The District Court issued a judgment on January 20, 2025, in which the court now claims that the seller (a Tyson entity) owed tax due to the indirect transfer of Mexican assets in connection with the sale, and that PPC or its subsidiaries should have withheld such taxes. The Collegiate (appellate) Court (the “Collegiate Court”) issued a decision on February 7, 2025 remanding the dispute to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tax Court. On March 19, 2025, the Tax Court ruled that, for tax purposes and with respect to both assessments, the sale of the equity of Provemex occurred on June 29, 2015, and that Provemex was a Mexican tax resident on that date. PPC appealed this ruling to the Collegiate Court on April 23, 2025 and will continue to defend this matter or seek a reasonable settlement with the SAT where available. The amount under appeal for the remaining assessment, including any penalties and interest, is approximately $230.0 million. PPC will seek a reasonable settlement with the tax authority where it is available. PPC has determined the loss is probable and as such have recorded an accrual of $88.2 million, which is reflected in Accrued expenses and other current liabilities in the Consolidated Balance Sheet as of December 28, 2025.
In 2019 and 2020, the U.K. Revenue & Customs Authority (“HMRC”) opened reviews of the 2017 and 2018 tax returns of Onix Investments UK Ltd (“Onix”) in which HMRC evaluated the deductibility of certain interest related expenses incurred by Onix (the “Deductions”). The Deductions total $7.9 million for tax year 2017 and $32.1 million for tax year 2018. On April 12, 2024, HMRC concluded that the Deductions should be disallowed and Onix appealed. On October 8, 2024, HMRC issued a Review Conclusion Letter affirming the prior decision to disallow the Deductions. Onix has timely filed a Grounds of Appeal, and on March 10, 2025, HMRC filed their Statement of Case (a preliminary summary of arguments). A case management timetable has been agreed upon between Onix and HMRC, and approved by the court, which includes a tentative hearing window between June and October of 2026. Onix will continue to defend this matter. No accrual has been recorded for this matter.
U.S. Litigation
Between September 2, 2016 and October 13, 2016, a series of federal class action lawsuits were filed with the U.S. District Court for the Northern District of Illinois (“Illinois Court”) against PPC and other defendants by and on behalf of direct and indirect purchasers of broiler chickens alleging violations of antitrust and unfair competition laws and styled as In re Broiler Chicken Antitrust Litigation, Case No. 1:16-cv-08637 (the “Broiler Antitrust Litigation”). The complaints seek, among other relief, treble damages for an alleged conspiracy among defendants to reduce output and increase prices of broiler chickens from the period of January 2008 to the present. PPC entered into agreements to settle all claims made by the three certified classes for an aggregate total of $195.5 million, each of which has received final approval from the Illinois Court and settlements were paid in fiscal year 2021. PPC continues to defend itself against the direct-action plaintiffs as well as parties that have opted out of the class settlements (collectively, the “Broiler Opt Outs”). On February 11, 2025, the motions to dismiss Phase 2 of the Broiler Antitrust Litigation that had been filed by PPC and other defendants were denied. Phase 2 discovery has commenced. PPC will seek reasonable settlements with the Broiler Opt Outs where they are available. To date, PPC has recognized an expense of $683.1 million, including a $100.6 million incremental expense in the year ended December 28, 2025, to cover settlements with various Broiler Opt Outs. PPC recognized all settlement expenses related to this matter within SG&A expense in our Consolidated Statements of Income.
Between August 30, 2019 and October 16, 2019, a series of purported class action lawsuits were filed in the U.S. District Court for the District of Maryland (“Maryland Court”) against PPC and a number of other chicken producers, as well as Webber, Meng, Sahl & Company and Agri Stats, styled as Jien, et al. v. Perdue Farms, Inc., et al., No.19-cv-02521. The plaintiffs are a putative class of poultry processing plant production and maintenance workers (“Poultry Workers Class”) and allege that the defendants conspired to fix and depress the compensation paid to Poultry Workers Class in violation of the Sherman Antitrust Act. PPC entered into an agreement to settle all claims made by the Poultry Workers Class for $29.0 million and paid the plaintiffs this amount during 2021, though the agreement is still subject to final approval by the Maryland Court. PPC recognized this settlement expense in SG&A expense in our Consolidated Statements of Income in fiscal year 2021 and incrementally in fiscal year 2022.
On January 27, 2017, a purported class action on behalf of broiler chicken farmers was brought against PPC and other chicken producers in the U.S. District Court for the Eastern District of Oklahoma alleging, among other things, a conspiracy to reduce competition for grower services and depress the price paid to growers. The complaint was consolidated with several subsequently filed consolidated amended class action complaints and styled as In re Broiler Chicken Grower Litigation, Case No. CIV-17-033. On June 24, 2024, a settlement was reached in the amount of $100.0 million. This settlement was paid in fiscal year 2024. PPC recognized these settlement expenses within SG&A expense in our Consolidated Statements of Income. On January 7, 2025, the Court granted final approval of the Company’s settlement and dismissed the case.
On October 20, 2016, Patrick Hogan, acting on behalf of himself and a putative class of certain PPC stockholders, filed a class action complaint in the U.S. District Court for the District of Colorado against PPC and its named executive officers styled as Hogan v. Pilgrim’s Pride Corporation, et al., No. 16-CV-02611. The complaint alleges, among other things, that PPC’s SEC filings contained statements that were rendered materially false and misleading. On December 6, 2024, the Company entered into a settlement agreement in principal with the putative class in the amount of $41.5 million. On June 27, 2025, the settlement agreement received final court approval. PPC paid the settlement amount in fiscal year 2025. We have recognized this expense in SG&A expense in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 17, 2025, a stockholder derivative action entitled City of Miami Beach Fire and Police Pension et al. v. JBS Wisconsin Properties. LLC et al. was filed in the Delaware Court of Chancery against PPC, as nominal defendant, as well as PPC’s directors, and majority stockholder, JBS Wisconsin Properties, LLC. The complaint alleges, among other things, breaches of fiduciary duties connected to an amendment to PPC’s certificate of incorporation in 2024, that, according to the plaintiffs benefited JBS Wisconsin Properties, LLC to the detriment of public shareholder, and seeks, among other things, equitable relief. Defendants filed a motion to dismiss on October 2, 2025. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses at this early stage in the matter.
U.S. State Matters
From February 21, 2017 through May 4, 2021, the Attorneys General for multiple U.S. states issued civil investigative demands (“CIDs”). The CIDs requested, among other things, data and information related to the acquisition and processing of broiler chickens and the sale of chicken products. PPC cooperated with the Attorneys General in these states in producing documents pursuant to the CIDs.
U.S. Federal Matters
On February 9, 2022, PPC learned that the DOJ opened a civil investigation into human resources antitrust matters, on October 6, 2022, PPC learned that the DOJ opened a civil investigation into grower contracts and payment practices and on October 2, 2023, received a civil investigative demand requesting information from PPC. PPC cooperated with the DOJ in its investigations and CID.
22.    MARKET RISKS AND CONCENTRATIONS
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. The Company does not have a single customer that exceeds 10% of net sales. The Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.
As of December 28, 2025, the Company employed over 63,000 people. Approximately 35% of the Company’s employees were covered under collective bargaining agreements. Substantially, all employees covered under collective bargaining agreements are covered under agreements that expire in 2026 or later. The Company has not experienced any labor-related work stoppage at any location in over ten years. The Company believes its relationship with its employees and union leadership is satisfactory. At any given time, the Company will likely be in some stage of contract negotiations with various collective bargaining units. In the absence of an agreement, the Company may become subject to labor disruption at one or more of these locations, which could have an adverse effect on financial results.
As of December 28, 2025, the aggregate carrying amount of net assets belonging to our Mexico and Europe reportable segments was $0.6 billion and $3.1 billion, respectively. As of December 29, 2024, the aggregate carrying amount of net assets belonging to our Mexico and Europe reportable segments was $0.7 billion and $2.9 billion, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 28, 2025. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 28, 2025, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 28, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
During 2025, the Company completed the second phase of a multi-year implementation of an enterprise resource planning (“ERP”) system. The final phase of this project is expected to conclude in the second quarter of 2026. The implementation did not and is not expected to materially affect our internal control over financial reporting.
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
PPC’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025 based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control Integrated Framework (2013). Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 28, 2025.
KPMG LLP, an independent registered public accounting firm which audited our Consolidated Financial Statements included in this Form 10-K, has issued an unqualified report on the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025. That report is included in Part I, Item 8. Financial Statements and Supplementary Data, of this annual report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9B. Other Information
(a)     None.
(b)    During the fiscal year ended December 28, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers has been presented under “Information about our Executive Officers” included in “Item 1. Business,” above.
We have adopted a Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer. The full text of our Code of Business Conduct and Ethics is published on our website, at www.ir.pilgrims.com, under the “Corporate Governance-Documents & Charters” caption. We intend to disclose, if required, future amendments to, or waivers from, certain provisions of this Code on our website within four business days following the date of such amendment or waiver.
We have adopted an Insider Trading Policy, which applies to all directors, officers, and designated employees, including our Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer, as well as their family members or other persons with whom they have a relationship with who are subject to this policy and entities under their control. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. This policy is included in Exhibit 19 to this Annual Report on Form 10-K.
The other information required by Item 10 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan Category(a)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(b)	Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights(c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by securities holders	2,149,693	$—	1,212,642
Equity compensation plans not approved by securities holders	—	—	—
Total	2,149,693	$—	1,212,642
(a)The table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 28, 2025. For additional information concerning terms of the LTIP, see Part II. Item 8, Notes to Consolidated Financial Statements, “Note 16. Incentive Compensation” in this annual report.
(b)These amounts represent restricted stock units outstanding, but not yet vested, under the LTIP as of December 28, 2025.
(c)This column does not include restricted stock units outstanding, therefore there is no weighted-average exercise price reported as the Company does not have any outstanding options, warrants, or rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The other information required by Item 12 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Kansas City, MO, Auditor Firm ID: 185.
The information required by Item 14 is incorporated by reference herein from the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed no later than 120 days after the close of the fiscal year covered by this report, which sections are incorporated herein by reference.

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
(c)Exhibits
We hereby file, as exhibits to this annual report, those exhibits listed on the Exhibit Index below. As in previous filings, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed exhibits to this annual report certain long-term debt instruments (including indentures) under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such instrument to the SEC upon request.
Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Current Form 8-K (No. 001-09273) filed on December 30, 2024).

3.2	Amended and Restated Corporate By laws of the Company. (incorporated by reference from Exhibit 3.2 of the Company's Current Form 8-K (No. 001-09273) filed on December 30, 2024).

4.1
Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holding Lux, S.à.r.l., formerly known as JBS USA Holdings, LLC, as amended (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on December 30, 2024).

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

4.6	Form of Senior 3.50% Note due 2032 (included in Exhibit 4.5).

4.7	Description of Securities Registered Pursuant to Section 12(b) of the Exchange Act (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on February 13, 2025).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.14	Form of Senior 6.875% Note due 2034 (included in Exhibit 4.13).

10.1	2019 Pilgrim’s Pride Corporation Long-Term Incentive Plan (incorporated by reference from Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on February 21, 2020).†

10.2
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

10.5
Revolving Line of Credit Agreement, dated as of August 15, 2023, by and among BBVA México as lender, and Pilgrim’s Pride, Sociedad de Responsabilidad Limitada de Capital Variable, as borrower (incorporated by reference from Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (No. 001-02973) filed on October 26, 2023).

10.6
Tax Sharing Agreement by and among JBS USA Food Company Holdings and Pilgrim’s Pride Corporation, dated as of December 30, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2024).

10.7	Amended and Restated 2019 Long-Term Incentive Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 1, 2025).†

19	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s annual Report on Form 10-K filed on February 13, 2025).

21	Subsidiaries of Registrant.*

23.1	Consent of KPMG LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Clawback Policy (incorporated by reference from Exhibit 97 of the Company’s Annual Report on Form 10-K filed on February 27, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 16. Form 10-K Summary

    None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2026.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Signature	Title	Date

/s/ Gilberto Tomazoni	Chairman of the Board	February 11, 2026
Gilberto Tomazoni

/s/ Fabio Sandri	President and Chief Executive Officer	February 11, 2026
Fabio Sandri	(Principal Executive Officer)

/s/ Matthew Galvanoni	Chief Financial Officer and Chief Accounting Officer	February 11, 2026
Matthew Galvanoni	(Principal Financial Officer and Principal Accounting Officer)

/s/ Farha Aslam	Director	February 11, 2026
Farha Aslam

/s/ Joesley Mendonça Batista	Director	February 11, 2026
Joesley Mendonça Batista

/s/ Wesley Mendonça Batista	Director	February 11, 2026
Wesley Mendonça Batista

/s/ Arquimedes A. Celis	Director	February 11, 2026
Arquimedes A. Celis

/s/ Raul Padilla	Director	February 11, 2026
Raul Padilla

/s/ Wallim Cruz de Vasconcellos Junior	Director	February 11, 2026
Wallim Cruz de Vasconcellos Junior

/s/ Ajay Menon	Director	February 11, 2026
Ajay Menon

/s/ Andre Nogueira de Souza	Director	February 11, 2026
Andre Nogueira de Souza

/s/ Joanita Maria Maestri Karoleski	Director	February 11, 2026
Joanita Maria Maestri Karoleski