Form 10-Q
period 2026-03-29
PILGRIMS PRIDE CORP
filed 2026-04-30
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of April 29, 2026, was 237,921,941.

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 29, 2026	December 28, 2025
	(In thousands)
Cash and cash equivalents	$542,415	$640,235
Trade accounts and other receivables, less allowance for credit losses	1,074,945	1,164,903
Accounts receivable from related parties	15,541	13,398
Inventories	2,029,589	2,031,259
Income taxes receivable	93,322	103,702
Prepaid expenses and other current assets	260,570	272,809
Assets held for sale	10,860	11,057
Total current assets	4,027,242	4,237,363
Deferred tax assets	30,300	31,211
Other long-lived assets	125,484	113,195
Operating lease assets, net	250,783	257,784
Intangible assets, net	809,556	832,066
Goodwill	1,317,054	1,338,884
Property, plant and equipment, net	3,642,269	3,533,027
Total assets	$10,202,688	$10,343,530

Accounts payable	$1,512,546	$1,588,569
Accounts payable to related parties	40,678	43,516
Revenue contract liabilities	32,646	37,622
Accrued expenses and other current liabilities	1,001,382	1,095,858
Income taxes payable	132,733	123,769
Current maturities of long-term debt	918	924
Total current liabilities	2,720,903	2,890,258
Noncurrent operating lease liabilities, less current maturities	193,040	199,315
Long-term debt, less current maturities	3,095,615	3,093,113
Deferred tax liabilities	441,867	452,326
Other long-term liabilities	14,770	14,787
Total liabilities	6,466,195	6,649,799
Common stock	2,631	2,627
Treasury stock	(544,687)	(544,687)
Additional paid-in capital	2,029,686	2,023,609
Retained earnings	2,346,946	2,245,523
Accumulated other comprehensive loss	(111,791)	(47,022)
Total Pilgrim’s Pride Corporation stockholders’ equity	3,722,785	3,680,050
Noncontrolling interest	13,708	13,681
Total stockholders’ equity	3,736,493	3,693,731
Total liabilities and stockholders’ equity	$10,202,688	$10,343,530
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands, except per share data)
Net sales	$4,532,633	$4,463,009
Cost of sales	4,187,143	3,908,136
Gross profit	345,490	554,873
Selling, general and administrative expense	180,169	133,779
Restructuring activities	2,765	16,612
Operating income	162,556	404,482
Interest expense, net of capitalized interest	37,847	41,738
Interest income	(6,870)	(24,953)
Foreign currency transaction gains (losses)	922	(2,053)
Miscellaneous, net	(1,163)	(692)
Income before taxes	131,820	390,442
Income tax expense	30,370	94,099
Net income	101,450	296,343
Less: Net income attributable to noncontrolling interest	27	310
Net income attributable to PPC	$101,423	$296,033

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	237,712	237,235
Effect of dilutive common stock equivalents	847	1,045
Diluted	238,559	238,280

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.43	$1.25
Diluted	$0.43	$1.24
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Net income	$101,450	$296,343
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	(64,553)	84,972
Derivative financial instruments designated as cash flow hedges:
Gains arising during the period	614	1,660
Reclassification to net earnings for gains realized	(166)	(10)
Available-for-sale securities:
Losses arising during the period	(34)	(79)
Income tax effect	8	19
Reclassification to net earnings for losses realized	41	54
Income tax effect	(10)	(13)
Defined benefit plans:
Losses arising during the period	(881)	(591)
Income tax effect	241	115
Reclassification to net earnings of gains realized	(39)	(80)
Income tax effect	10	20
Total other comprehensive income (loss), net of tax	(64,769)	86,067
Comprehensive income	36,681	382,410
Less: Comprehensive income attributable to noncontrolling interests	27	310
Comprehensive income attributable to Pilgrim’s Pride Corporation	$36,654	$382,100
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended March 29, 2026	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 28, 2025	262,688	$2,627	(25,142)	$(544,687)	$2,023,609	$2,245,523	$(47,022)	$13,681	$3,693,731
Net income	—	—	—	—	—	101,423	—	27	101,450
Other comprehensive income, net of tax	—	—	—	—	—	—	(64,769)	—	(64,769)
Stock-based compensation plans:
Common stock issued under compensation plans	374	4	—	—	(4)	—	—	—	—
Requisite service period recognition	—	—	—	—	6,081	—	—	—	6,081
Balance at March 29, 2026	263,062	$2,631	(25,142)	$(544,687)	$2,029,686	$2,346,946	$(111,791)	$13,708	$3,736,493

Three Months Ended March 30, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2024	262,263	$2,623	(25,142)	$(544,687)	$1,994,259	$3,157,511	$(370,300)	$13,990	$4,253,396
Net income	—	—	—	—	—	296,033	—	310	296,343
Other comprehensive income, net of tax	—	—	—	—	—	—	86,067	—	86,067
Stock-based compensation plans:
Common stock issued under compensation plans	258	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	7,023	—	—	—	7,023
Special cash dividend	—	—	—	—	—	(1,495,382)	—	—	(1,495,382)
Balance at March 30, 2025	262,521	$2,625	(25,142)	$(544,687)	$2,001,280	$1,958,162	$(284,233)	$14,300	$3,147,447
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Cash flows from operating activities:
Net income	$101,450	$296,343
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	118,481	104,518
Stock-based compensation	6,081	7,023
Deferred income tax benefit	(4,873)	(10,958)
Loss on property disposals	2,023	900
Loan cost amortization	1,216	1,239
Accretion of discount related to Senior Notes	584	608
Asset impairment	—	589
Gain on early extinguishment of debt recognized as a component of interest expense	—	(107)
Changes in operating assets and liabilities:
Trade accounts and other receivables	74,288	(91,504)
Inventories	(16,027)	(64,233)
Prepaid expenses and other current assets	10,208	(44,021)
Accounts payable, accrued expenses and other current liabilities	(157,052)	(118,667)
Income taxes	18,015	51,887
Long-term pension and other postretirement obligations	(1,196)	(1,414)
Other operating assets and liabilities	(12,380)	(5,312)
Cash provided by operating activities	140,818	126,891
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(234,780)	(98,274)
Business acquisitions	(3,073)	—
Proceeds from property disposals	1,679	1,185
Cash used in investing activities	(236,174)	(97,089)
Cash flows from financing activities:
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(152)	(3,553)
Cash used in financing activities	(152)	(3,553)
Effect of exchange rate changes on cash and cash equivalents	(2,312)	8,060
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(97,820)	34,309
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	640,235	2,043,158
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$542,415	$2,077,467
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest food companies in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s is primarily a chicken producer, with pork and lamb operations in the U.K. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products (from its U.K. operations) to over 120 countries. Our fresh products consist of refrigerated whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork, pork ribs, and lamb products. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meatballs. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of March 29, 2026, JBS S.A., through its indirect wholly-owned subsidiaries (collectively, “JBS”), beneficially owned 82.2% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2026 are not necessarily indicative of the results that may be expected for the year ending December 27, 2026. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 28, 2025.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2026) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The three months ended March 29, 2026 represents the period from December 29, 2025 through March 29, 2026. The three months ended March 30, 2025 represents the period from December 30, 2024 through March 30, 2025.
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
The functional currency of the Company’s U.S. operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and the Republic of Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company’s operations in France, the Netherlands and the Republic of Ireland is the euro. The functional currency of the Company's operations in Mexico is the Mexican peso.

Recent Accounting Pronouncements Not Yet Adopted as of March 29, 2026
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures for certain costs and expenses to help investors better understand major components of an entity’s income statement. The guidance requires additional disclosures for costs and expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The provisions of the new guidance will be effective for annual reporting years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company plans to adopt this guidance as it becomes effective and is assessing the impacts on our Consolidated Financial Statements.
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
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended March 29, 2026
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$2,085,212	$357,380	$101,213	$91,593	$2,635,398
Europe	434,065	764,203	153,432	44	1,351,744
Mexico	446,115	68,242	—	31,134	545,491
Total net sales	$2,965,392	$1,189,825	$254,645	$122,771	$4,532,633

	Three Months Ended March 30, 2025
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$2,214,885	$323,909	$109,165	$95,230	$2,743,189
Europe	322,054	758,678	123,861	26,936	1,231,529
Mexico	411,895	50,415	—	25,981	488,291
Total net sales	$2,948,834	$1,133,002	$233,026	$148,147	$4,463,009
(a)    Included in Other sales shown above are sales of commodity grains and protein byproducts

Additional disaggregation of revenue by sales channel is provided below:

	Three Months Ended March 29, 2026
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,536,976	$876,093	$101,213	$121,116	$2,635,398
Europe	840,401	269,429	153,432	88,482	1,351,744
Mexico(a)	154,164	234,139	—	157,188	545,491
Total net sales	$2,531,541	$1,379,661	$254,645	$366,786	$4,532,633

	Three Months Ended March 30, 2025
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,543,660	$988,477	$109,165	$101,887	$2,743,189
Europe	771,854	226,544	123,861	109,270	1,231,529
Mexico(a)	124,046	226,811	—	137,434	488,291
Total net sales	$2,439,560	$1,441,832	$233,026	$348,591	$4,463,009
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
Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 28, 2025	$37,622
Revenue recognized	(31,197)
Cash received, excluding amounts recognized as revenue during the period	26,139
Currency translation	82
Balance as of March 29, 2026	$32,646
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
3.     DERIVATIVE FINANCIAL INSTRUMENTS

Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	March 29, 2026	December 28, 2025
	(In thousands)
Fair values:
Commodity derivative assets	$12,788	$9,509
Commodity derivative liabilities	(8,132)	(1,343)
Foreign currency derivative assets	217	95
Foreign currency derivative liabilities	(43)	(205)
Sales contract derivative liabilities	(2,397)	(2,639)
Margin cash payable(a)	(688)	(3,886)
Derivatives coverage(b):
Corn	13.0%	11.6%
Soybean meal	13.6%	13.8%
Period through which stated percent of needs are covered:
Corn	March 2027	December 2026
Soybean meal	March 2027	December 2026
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
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended
Type of Contract (a)	March 29, 2026	March 30, 2025	Affected Line Item in the Condensed Consolidated Statements of Income

Commodity derivatives	$2,012	$(7,185)	Cost of sales
Sales contract derivatives	242	2,430	Net sales
Total	$2,254	$(4,755)
(a)Amounts represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended
	March 29, 2026	March 30, 2025

Foreign currency derivatives	$619	$1,673

	Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended March 29, 2026		Three Months Ended March 30, 2025
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,532,633	$4,188,592	$4,463,009	$3,908,136
Impact from cash flow hedging instruments:
Foreign currency derivatives	139	(27)	(3)	(13)
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales.
At March 29, 2026, there was a $1.0 million pre-tax deferred net loss on foreign currency derivatives recorded in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred loss to earnings.

4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	March 29, 2026	December 28, 2025
	(In thousands)
Trade accounts receivable	$1,041,896	$1,109,218
Notes receivable from third parties	9,920	10,111
Other receivables	30,179	52,690
Receivables, gross	1,081,995	1,172,019
Allowance for credit losses (a)	(7,050)	(7,116)
Receivables, net	$1,074,945	$1,164,903

Accounts receivable from related parties(b)	$15,541	$13,398
(a)Activity in the allowance for credit losses was immaterial in the three months ended March 29, 2026.
(b)Additional information regarding accounts receivable from related parties is included in “Note 15. Related Party Transactions.”
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
5.     INVENTORIES
Inventories consisted of the following:

	March 29, 2026	December 28, 2025
	(In thousands)
Raw materials and work-in-process	$1,210,959	$1,191,188
Finished products	624,611	644,792
Operating supplies	86,142	85,164
Maintenance materials and parts	107,877	110,115
Total inventories	$2,029,589	$2,031,259

6.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the three months ended March 29, 2026 was as follows:

	December 28, 2025	Additions	Currency Translation	March 29, 2026
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
Europe	1,183,920	1,008	(21,465)	1,163,463
Mexico	113,028	—	(1,373)	111,655
Total	$1,338,884	$1,008	$(22,838)	$1,317,054
On January 13, 2026, the Company acquired 100% of the equity of Hermitage AI Ltd. from Hermitage Group for £2.3 million, or about $3.1 million. The acquisition was funded with cash on hand. Transaction costs were immaterial and expensed as incurred. The fair value of the net assets acquired was £1.4 million, resulting in goodwill which is reflected in additions in the table above.
Intangible assets consisted of the following:

	December 28, 2025	Amortization	Currency Translation	March 29, 2026
	(In thousands)
Cost:
Trade names not subject to amortization	$613,536	$—	$(11,007)	$602,529
Trade names subject to amortization	114,762	—	(670)	114,092
Customer relationships	456,415	—	(5,723)	450,692
Accumulated amortization:
Trade names	(66,052)	(990)	171	(66,871)
Customer relationships	(286,595)	(7,430)	3,139	(290,886)
Intangible assets, net	$832,066	$(8,420)	$(14,090)	$809,556
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
At March 29, 2026, the Company assessed if events or changes in circumstances indicated that any asset group-level carrying amounts of its intangible assets might not be recoverable. The Company will perform its annual tests of recoverability of all goodwill and trade names not subject to amortization in the fourth quarter of 2026, which if there were to be an impairment, could be material.
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	March 29, 2026	December 28, 2025
	(In thousands)
Land	$221,160	$220,462
Buildings	2,474,281	2,445,820
Machinery and equipment	4,442,740	4,417,923
Autos and trucks	136,828	137,293
Finance lease assets	4,981	4,990
Construction-in-progress	745,247	667,315
PP&E, gross	8,025,237	7,893,803
Accumulated depreciation	(4,382,968)	(4,360,776)
PP&E, net	$3,642,269	$3,533,027
The Company recognized depreciation expense of $110.1 million and $96.5 million during the three months ended March 29, 2026 and March 30, 2025, respectively.

During the three months ended March 29, 2026, the Company incurred $236.2 million on capital projects and transferred $115.2 million of completed projects from construction-in-progress to depreciable assets. During the three months ended March 30, 2025, the Company incurred $98.8 million on capital projects and transferred $63.5 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures in accounts payable and accrued expenses for the periods ended March 29, 2026 and December 28, 2025 were $40.8 million and $40.2 million, respectively.
During the three months ended March 29, 2026, the Company sold certain PP&E for $1.7 million in cash and recognized a net loss of $2.0 million on these sales. During the three months ended March 30, 2025, the Company sold certain PP&E for $1.2 million, in cash and recognized a net loss of $0.9 million, on these sales.
The Company has closed or idled various other facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of March 29, 2026, the carrying amounts of these idled assets totaled $18.8 million based on a depreciable value of $114.2 million and accumulated depreciation of $95.4 million.
As of March 29, 2026, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its PP&E held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its PP&E held for use at that date.
8.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	March 29, 2026	December 28, 2025
	(In thousands)
Accounts payable:
Trade accounts payable	$1,363,334	$1,400,186
Book overdrafts	122,909	160,068
Other payables	26,303	28,315
Total accounts payable	1,512,546	1,588,569
Accounts payable to related parties(a)	40,678	43,516
Revenue contract liabilities(b)	32,646	37,622
Accrued expenses and other current liabilities:
Compensation and benefits	251,311	367,035
Litigation settlements(c)	191,184	152,940
Accrued sales rebates	119,627	135,108
Insurance and self-insured claims	90,205	104,009
Current maturities of operating lease liabilities	59,073	59,630
Taxes	54,519	60,577
Interest and debt-related fees	53,622	64,947
Derivative liabilities(d)	11,260	8,072
Other accrued expenses	170,581	143,540
Total accrued expenses and other current liabilities	1,001,382	1,095,858
Total	$2,587,252	$2,765,565
(a)    Additional information regarding accounts payable to related parties is included in “Note 15. Related Party Transactions.”
(b)    Additional information regarding revenue contract liabilities is included in “Note 2. Revenue Recognition.”
(c)    Additional information regarding litigation settlements is included in “Note 17. Commitments and Contingencies.” These amounts may include accruals for both negotiated settlements and reasonable estimates for probable losses.
(d)    Additional information regarding derivative liabilities is included in “Note 3. Derivative Financial Instruments.”

9.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for invoices that are confirmed as valid under the program from participating suppliers to a financing entity. Maturity dates are generally between 65-120 days and we pay either the supplier or the financing entity depending on the supplier’s election. We do not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. As of March 29, 2026 and December 28, 2025, the outstanding balance of confirmed invoices was $217.5 million and $209.4 million respectively and are included in Accounts Payable in the Consolidated Balance Sheets.
10.    INCOME TAXES
The Company recorded income tax expense of $30.4 million, a 23.0% effective tax rate, for the three months ended March 29, 2026, compared to income tax expense of $94.1 million, a 24.1% effective tax rate, for the three months ended March 30, 2025. The decreased income tax expense in 2026 resulted primarily from the decrease in profit before income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 29, 2026, the Company did not believe it had sufficient positive evidence to conclude that a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the three months ended March 29, 2026 and March 30, 2025, there are immaterial tax effects reflected in other comprehensive income.
For the three months ended March 29, 2026 and March 30, 2025, there are immaterial tax effects reflected in income tax expense due to excess tax windfalls and shortfalls related to stock-based compensation.
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
Starting January 1, 2024, the rules of Pillar II came into effect in several jurisdictions, impacting multinational companies operating in these markets. However, during the first three years of implementation, transitional rules have been introduced to simplify the calculation of the effective tax rate per jurisdiction, facilitating the adaptation of multinational groups to the new requirements.
As the Group is in scope of these rules and operates in multiple jurisdictions where the global minimum tax is effective, including France, Ireland, Luxembourg, Malta, the Netherlands, and the United Kingdom, the Company carried out assessment procedures to analyze the potential impacts arising from these regulations. Based on the analyses conducted to date, no material tax exposure has been identified as a result of the application of this tax.
11.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	March 29, 2026	December 28, 2025
		(In thousands)
Senior notes payable, net of discount, at 6.875%	2034	$492,482	$492,251
Senior notes payable, net of discount, at 6.25%	2033	918,007	917,852
Senior notes payable at 3.50%	2032	899,600	899,600
Senior notes payable, net of discount, at 4.25%	2031	792,144	791,946
U.S. Credit Facility (defined below) at SOFR plus 1.35%	2028	—	—
Europe Credit Facility (defined below) with notes payable at SONIA plus 1.25%	2027	—	—
Mexico BBVA Credit Facility (defined below) with notes payable at TIIE plus 1.35%	2028	—	—
Mexico Bajio Credit Facility (defined below) with notes payable at TIIE plus 1.41%	2030	—	—
Live Oak CHP Project PACE Loan 5.15%	2053	19,999	19,163
Finance lease obligations	Various	1,237	1,389
Long-term debt		3,123,469	3,122,201
Less: Current maturities of long-term debt		(918)	(924)
Long-term debt, less current maturities		3,122,551	3,121,277
Less: Capitalized financing costs		(26,936)	(28,164)
Long-term debt, less current maturities, net of capitalized financing costs		$3,095,615	$3,093,113
The future minimum principal payments due in each of the next five fiscal years as of March 29, 2026, related to the Live Oak CHP Project PACE Loan, are $0.1 million.
Tender Offer
On March 30, 2026, the Company commenced a tender offer pursuant to which it offered to acquire up to $250.0 million aggregate principal amount of its 6.250% Senior Notes due 2033. On April 14, 2026, the early settlement date, the Company exercised the purchase of $250.0 million aggregate principal amount at a price of $1,056.90 per $1,000.00 principal amount and a total cost of $264.2 million.
Credit Facilities
The following table presents the key terms of our available credit facilities:

Facility	Limit			Maturity	Rate Basis	Availability (USD)
U.S. Credit Facility(a)	USD	850.0	million	2028	SOFR + 1.35%	$846.0	million
Europe Credit Facility	GBP	150.0	million	2027	SONIA + 1.25%	198.9	million
Mexico BBVA Credit Facility	MXN	1.3	billion	2028	TIIE +1.35%	70.4	million
Mexico Bajio Credit Facility	MXN	1.5	billion	2030	TIIE +1.41%	82.8	million
(a)    Availability under the U.S. Credit Facility may be reduced by outstanding letters of credit.
12.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Three Months Ended March 29, 2026
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(13,218)	$(1,475)	$(32,312)	$(17)	$(47,022)
Other comprehensive income (loss) before reclassifications	(64,553)	619	(630)	(26)	(64,590)
Amounts reclassified from accumulated other comprehensive loss (income) to net income	—	(166)	(29)	31	(164)
Currency translation	—	(5)	(10)	—	(15)
Net current period other comprehensive income (loss)	(64,553)	448	(669)	5	(64,769)
Balance, end of period	$(77,771)	$(1,027)	$(32,981)	$(12)	$(111,791)

	Three Months Ended March 30, 2025
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(337,243)	$(2,007)	$(31,028)	$(22)	$(370,300)
Other comprehensive income (loss) before reclassifications	84,972	1,673	(484)	(60)	86,101
Amounts reclassified from accumulated other comprehensive loss (income) to net income	—	(10)	(60)	41	(29)
Currency translation	—	(13)	8	—	(5)
Net current period other comprehensive income (loss)	84,972	1,650	(536)	(19)	86,067
Balance, end of period	$(252,271)	$(357)	$(31,564)	$(41)	$(284,233)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 29, 2026	Three Months Ended March 30, 2025	Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	(In thousands)
Realized gains (losses) on settlement of foreign currency derivatives classified as cash flow hedges	$139	$(3)	Net sales
Realized gains on settlement of foreign currency derivatives classified as cash flow hedges	27	13	Cost of sales
Realized losses on sale of securities	(41)	(54)	Interest income
Amortization of pension and other postretirement plan actuarial losses(b)	39	80	Miscellaneous, net
Total before tax	164	36
Tax expense	—	(7)
Total reclassification for the period	$164	$29
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
13.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans in the U.K., such as the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $10.2 million and $9.7 million in the three months ended March 29, 2026 and March 30, 2025, respectively.
The Company used a quarter-end measurement date of March 29, 2026 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended
	March 29, 2026		March 30, 2025
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Interest cost	$1,588	$8	$1,487	$9
Estimated return on plan assets	(1,920)	—	(1,886)	—
Expenses paid from assets	115	—	125	—
Amortization of net gain	(44)	—	(84)	(1)
Amortization of past service cost	5	—	4	—
Net costs (income)(a)	$(256)	$8	$(354)	$8
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
During the three months ended March 29, 2026, the Company contributed $1.1 million to our pension programs. We anticipate making additional contributions of approximately $0.3 million during the remainder of 2026. The Company contributed $1.0 million to our pension programs during the three months ended March 30, 2025.
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $10.2 million and $9.4 million in the three months ended March 29, 2026 and March 30, 2025, respectively.
14.    FAIR VALUE MEASUREMENT
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
As of March 29, 2026 and December 28, 2025, the Company held fixed income securities, derivative assets and derivative liabilities that were required to be measured at fair value on a recurring basis. Fixed income securities consist of investments, such as money market funds and commercial paper. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	March 29, 2026			December 28, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Fixed income securities	$439,176	$—	$439,176	$520,899	$—	$520,899
Commodity derivative assets	12,788	—	12,788	9,509	—	9,509
Foreign currency derivative assets	217	—	217	95	—	95
Liabilities:
Commodity derivative liabilities	(8,132)	—	(8,132)	(1,343)	—	(1,343)
Foreign currency derivative liabilities	(43)	—	(43)	(205)	—	(205)
Sales contract derivative liabilities	—	(2,397)	(2,397)	—	(2,638)	(2,638)
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
The carrying amounts and estimated fair values of our debt obligations recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	March 29, 2026		December 28, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(899,600)	$(810,108)	$(899,600)	$(831,572)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(792,144)	(757,067)	(791,946)	(775,458)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(918,007)	(955,446)	(917,852)	(988,878)
Fixed-rate senior notes payable at 6.875%, at Level 2 inputs	(492,482)	(536,725)	(492,251)	(555,740)
Live Oak CHP Project PACE Loan at 5.15%, at Level 3 inputs	(19,999)	(18,038)	(19,163)	(18,376)
See “Note 11. Debt” for additional information.

The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at March 29, 2026 or December 28, 2025, as applicable.
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
15.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Sales to related parties
JBS Toledo N.V.	$11,346	$10,115
JBS USA Food Company(a)	7,687	4,817
Other related parties	1,224	293
Total	$20,257	$15,225

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$37,132	$36,492
Seara Meats B.V.	12,072	26,670
Penasul UK LTD	7,983	9,658
JBS Asia Co Limited	5,325	2,268
Other related parties	2,311	711
Total	$64,823	$75,799

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$27,187	$18,090
Total	$27,187	$18,090

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$5,294	$4,518
Total	$5,294	$4,518

	March 29, 2026	December 28, 2025
	(In thousands)
Accounts receivable from related parties
JBS Toledo N.V.	$11,469	$10,486
JBS USA Food Company(a)(b)	2,899	1,629
Other related parties	1,173	1,283
Total	$15,541	$13,398

	March 29, 2026	December 28, 2025
	(In thousands)
Accounts payable to related parties
Seara Meats B.V.	$25,455	$26,686
JBS USA Food Company(a)	6,812	8,346
JBS Asia Co Limited	4,891	—
Penasul UK LTD	—	1,156
Other related parties	3,520	7,328
Total	$40,678	$43,516
(a)The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of March 29, 2026, goods purchased and in transit from JBS USA were immaterial and not reflected on our Consolidated Balance Sheets.
(b)The Company has an agreement with JBS USA to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for both companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. The Company also has an agreement with JBS USA to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA will be reimbursed by JBS USA. The current agreement expires on the earlier of either termination by either party or until the occurrence of any mechanism where JBS USA becomes 100% owner of PPC. The Company also has the Tax Sharing Agreement with JBS USA that governs the allocation, payment, and reimbursement obligations of U.S. income tax liabilities and assets among the Company and its relevant U.S. corporate subsidiaries.
16.    REPORTABLE SEGMENTS
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

Additional information regarding reportable segments is as follows:

	Three Months Ended
	March 29, 2026(a)	March 30, 2025(b)
	(In thousands)
Net sales
U.S.	$2,635,398	$2,743,189
Europe	1,351,744	1,231,529
Mexico	545,491	488,291
Total net sales	$4,532,633	$4,463,009
(a)In addition to the above third party sales, for the three months ended March 29, 2026, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $28.1 million These sales consisted of fresh products, prepared products and grain.
(b)In addition to the above third party sales, for the three months ended March 30, 2025, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $27.7 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Cost of sales
U.S.	$2,438,840	$2,355,567
Europe	1,231,393	1,115,225
Mexico	516,910	437,344
Total cost of sales	$4,187,143	$3,908,136

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Gross profit
U.S.	$196,558	$387,622
Europe	120,351	116,304
Mexico	28,581	50,947
Total gross profit	$345,490	$554,873

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Selling, general administrative expenses
U.S.	$109,649	$68,816
Europe	52,831	50,621
Mexico	17,689	14,342
Total SG&A expenses	$180,169	$133,779

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Restructuring activities charges
Europe	$2,765	$16,612

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Operating income
U.S.	$86,910	$318,806
Europe	64,755	49,071
Mexico	10,891	36,605
Total operating income	$162,556	$404,482

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Reconciliation of profit or loss (segment operating income)
Total operating income	$162,556	$404,482
Interest expense, net of capitalized interest	37,847	41,738
Interest income	(6,870)	(24,953)
Foreign currency transaction losses (gains)	922	(2,053)
Miscellaneous, net	(1,163)	(692)
Income before income taxes	131,820	390,442
Income tax expense	30,370	94,099
Net income	$101,450	$296,343

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Interest expense
U.S.	$36,896	$41,213
Europe	755	377
Mexico	196	148
Total interest expense	$37,847	$41,738

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Interest income
U.S.	$(3,032)	$(15,646)
Europe	(2,864)	(2,281)
Mexico	(974)	(7,026)
Total interest income	$(6,870)	$(24,953)

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Income tax expense
U.S.	$12,115	$71,012
Europe	15,329	9,922
Mexico	2,926	13,165
Total income tax expense	$30,370	$94,099

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Depreciation and amortization
U.S.	$74,505	$66,386
Europe	37,522	33,137
Mexico	6,454	4,995
Total depreciation and amortization	$118,481	$104,518

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Capital expenditures(a)
U.S.	$198,464	$71,927
Europe	23,783	21,664
Mexico	13,974	5,199
Total capital expenditures	$236,221	$98,790
(a)Capital expenditures incurred include those that were paid out in cash and those that are still outstanding in accounts payable as of the end of the periods.

	March 29, 2026	December 28, 2025
	(In thousands)
Total assets
U.S.	$7,016,214	$7,023,156
Europe	4,254,878	4,376,305
Mexico	1,119,402	1,132,834
Eliminations	(2,187,806)	(2,188,765)
Total assets	$10,202,688	$10,343,530

	March 29, 2026	December 28, 2025
	(In thousands)
Long-lived assets(a)
U.S.	$2,500,158	$2,376,549
Europe	1,014,153	1,040,986
Mexico	382,629	377,164
Eliminations	(3,888)	(3,888)
Total long-lived assets	$3,893,052	$3,790,811
(a)For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Net sales to customers by customer location
U.S.	$2,534,906	$2,635,699
Europe	1,328,380	1,212,977
Mexico	559,515	498,744
Asia-Pacific	64,900	75,526
Canada, Caribbean and Central America	21,784	18,188
Africa	14,470	14,882
South America	8,678	6,993
Total	$4,532,633	$4,463,009
Information regarding net sales attributable to each of our primary product lines and markets served with those products is included in "Note 2. Revenue Recognition." We based the table on our internal sales reports and their classification of products.
17.    COMMITMENTS AND CONTINGENCIES
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
The disclosures defined or referenced in Note 21 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025 as the “Broiler Antitrust Litigation,” City of Miami Beach Fire and Police Pension Fund, et al. v. JBS Wisconsin Properties, LLC et al., the Mexican Tax Administration Service's (the "SAT") review of Avícola Pilgrim's Pride de Mexico, S. A. de C.V. (“Avícola”) with regard to the tax year 2010, the SAT's assessments in connection with PPC's acquisition of Tyson de México, and the U.K. Revenue & Customs Authority's review of the 2017 and 2018 tax returns for Onix Investments UK Ltd are hereby incorporated by reference herein, as supplemented by the following disclosures:
“Broiler Antitrust Litigation”
On February 11, 2025, the motions to dismiss Phase 2 of the Broiler Antitrust Litigation that had been filed by PPC and other defendants were denied. Phase 2 discovery has commenced. PPC will continue to defend itself against the direct-action plaintiffs as well as the Broiler Opt Outs. PPC will seek reasonable settlements with the Broiler Opt Outs where they are available. To date, PPC has incurred expenses of $706 million, including $22.9 million in the three months ended March 29, 2026, to cover settlements with various Broiler Opt Outs.
City of Miami Beach Fire and Police Pension Fund, et al. v. JBS Wisconsin Properties, LLC, et al.
On July 17, 2025, a stockholder derivative action entitled City of Miami Beach Fire and Police Pension Fund et al. v. JBS Wisconsin Properties, LLC et al. was filed in the Court of Chancery of the State of Delaware against PPC, as nominal defendant, as well as PPC’s directors, and majority stockholder, JBS Wisconsin Properties, LLC. The complaint alleges, among other things, breaches of fiduciary duties in connection with an amendment to PPC’s Certificate of Incorporation in 2024 that, according to the plaintiffs, benefited JBS Wisconsin Properties, LLC to the detriment of public shareholders, and seeks, among other things, equitable relief. Defendants filed a Motion to Dismiss on October 2, 2025. A tentative settlement was reached on April 10, 2026, the details of which are expected to be memorialized in a formal agreement in due course.
SAT’s tax review of Avícola for tax year 2010
During the first quarter of 2026, the appeal as to tax year 2010 was dismissed by the Supreme Court of Mexico. Accordingly, Avícola has an accrual $18.1 million which is reflected in Income taxes payable in the Condensed Consolidated Balance Sheet as of March 29, 2026.
SAT’s tax assessments in connection with PPC’s 2015 acquisition of Tyson de México
On February 7, 2025, the Collegiate (appellate) Court issued a decision remanding the dispute to the Tax Court. On March 19, 2025, the Tax Court ruled that, for tax purposes and with respect to both assessments, the sale of the equity of Provemex occurred on June 29, 2015, and that Provemex was a Mexican tax resident on that date. PPC appealed this ruling to the Collegiate court on April 23, 2025 and the Collegiate Court ruled in PPC's favor, remanding to the Tax court. The Tax court issued a revised opinion on March 25, 2026 that reaffirmed the assessments against PPC. PPC will continue to defend this matter. The amount under appeal for the assessment, including any penalties and interest, is approximately $269.5 million. PPC will seek a reasonable settlement with the tax authority where it is available. The Company has determined the loss is probable and as such has made an accrual of $88.2 million, which is reflected in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of March 29, 2026.
U.K. Revenue & Customs Authority’s review of the 2017 and 2018 tax returns for Onix Investments UK Ltd
On March 10, 2025, HMRC filed their Statement of Case (a preliminary summary of arguments). A case management timetable has been agreed between Onix and HMRC and approved by the court. A hearing window has been set between January 27, 2027 and February 2, 2027. Onix intends to continue to defend this matter. No accrual has been recorded for this matter.
There have been no other updates or changes in any other material proceedings compared to the audited consolidated financial statements as of and for the year ended December 28, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. We reported net income attributable to Pilgrim’s of $101.4 million, or $0.43 per diluted common share, and income before tax totaling $131.8 million, for the three months ended March 29, 2026. These operating results included net sales of $4.5 billion, gross profit of $345.5 million and $140.8 million of cash provided by operating activities. We generated a consolidated operating margin of 3.6%. For the three months ended March 29, 2026, we generated EBITDA and Adjusted EBITDA of $281.3 million and $308.1 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
Our business is subject to global inflationary trends. U.S. inflation decreased from the fourth quarter of 2025 through January and held steady in February, then sharply rose in March driven by increased energy prices from geopolitical disruptions. The increased energy prices drove a slight increase at the end of the first quarter of 2026 in U.S. food inflation. U.K. inflation eased slightly from the fourth quarter of 2025, then remained relatively stable throughout the first quarter of 2026. The E.U. region also saw a slight decrease in the inflation rate in January 2026, followed by a mild increase in February and sharper increase in March 2026, driven by increased energy prices. In Mexico, inflation rose during the first quarter of 2026 primarily driven by increased food and services prices, with additional increases from higher energy prices and the impact of tariffs. The peso strengthened against the U.S. dollar in January and February of 2026, followed by a sharp weakening in March 2026. Future trends will be impacted by economic uncertainties in Mexico and with their primary trading partners, such as the U.S. The Russia-Ukraine war's impact on the global feed ingredient and energy markets continues to be less pronounced than during the initial onset of the war, but there remain many risks and uncertainties that may impact global markets.
The ongoing armed conflict involving Iran and the Gulf has led, and may continue to lead, to, among other things, increased volatility and higher prices for commodities, such as energy products and freight on input material costs, increased inflation in various countries, disruptions to global trade and supply chains, including key energy transit routes. Actual or threatened disruptions to maritime shipping lanes and other escalating security tensions have increased various costs. While the supply constraints related to the conflict did not have a material impact on our costs during the current reporting period, prolonged or expanded hostilities could have a more pronounced effect in future periods. Additionally, the Russia-Ukraine war’s impact on the global feed ingredient and energy markets continues to be less pronounced than during the initial onset of the war, but there remain many risks and uncertainties that may impact global markets.
We are monitoring changes in tariffs and trade policies both in the U.S. and throughout other countries where we operate and do business. Changes to these policies may impact our export sales and international operations. Our U.S. business is primarily characterized with inputs being made in country and our products being sold in country, demonstrated by our export sales from the U.S. accounting for less than 5% of our total net sales. The impact of trade policy changes is uncertain and evolving; however, we do not anticipate material impacts to our results of operations. We will continue to monitor potential impacts and take mitigation actions as necessary.
We generally respond to ongoing challenges in global economic conditions through discussions with customers to mitigate the impact of extraordinary costs we experience. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.
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

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price
	(In whole dollars)				(In whole pounds sterling)
2026
First Quarter	4.70	4.20	332.5	286.4	173.7	160.1
2025
Fourth Quarter	4.51	4.11	330.8	264.7	166.8	155.2
Third Quarter	4.32	3.72	297.2	260.7	180.0	136.5
Second Quarter	4.90	4.10	299.6	270.9	173.6	138.2
First Quarter	5.02	4.36	315.8	285.9	185.6	165.0
(a)We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
U.S. commodity market prices for chicken products during the three months ended March 29, 2026, trended below prior year levels and the historical five-year average. Boneless breast prices rebounded from levels at the beginning of 2026 and trended upward overall, with pricing relatively stable in February before strengthening further in March, albeit below prior year. Supply remained elevated during the first quarter of 2026, reflecting higher egg sets and chick placements late in the prior year that translated into increased headcounts in the first quarter. Average liveweights were also higher in the first quarter of 2026, further contributing to higher production levels. Per the March 2026 U.S. Department of Agriculture (“USDA”) report on poultry slaughter, estimated industry ready-to-cook production during the first quarter of 2026 increased by 3.4% compared to prior year levels.
During the first quarter of 2026, the U.S. chicken market demand fluctuated. Chicken remained a strong value option relative to other proteins amid ongoing pressure on consumer finances. Consumption expenditures outpaced real disposable income and inflation accelerated, driven in part by higher energy and food costs. Volumes grew across both retail and foodservice channels. However, retail growth slowed to 1.3% in the first quarter of 2026, down from 2.8% in the first quarter of 2025, with demand higher in January and weaker in February and March following winter storm-related consumer stock-up activity. In foodservice, chicken offerings continued to expand as operators leaned into value positioning and responded to elevated beef prices, including non-chicken-focused quick service restaurants expanding chicken offerings. However, the sector remained constrained by soft traffic levels, limiting overall upside despite increased menu presence.
Export volume shipments declined about 1.1% from prior year levels as global geopolitical conflicts disrupted trade flows. Export pricing was also slightly lower than prior year levels. U.S. chicken cold storage inventories ended the first quarter of 2026 down 3.4% below the historical five-year average. Breast meat inventories were about 7.5% below prior year levels, while wing and dark meat inventories remained low. The low dark meat cold storage levels reflect increased demand and favorable pricing.
While demand remained strong, supply exceeded previous estimates during the first quarter of 2026 as the industry continued to deliver broad-based productivity gains, including improved hatchability, livability, headcounts, and liveweights, alongside record high egg sets and placements. In response to anticipated strong demand and elevated beef prices, production increased, which limited price gains during the quarter.
The reduction in first quarter of 2026 U.K. poultry volumes reflect normalization in average liveweights from the exceptionally high levels seen in late 2025 and January 2026, rather than any contraction in supply. U.K. poultry headkill during the first quarter was broadly in line with prior-year levels. Egg placements increased year-over-year through the first quarter, supporting continued strength in the domestic egg market. U.K. chicken prices remained stable versus the fourth quarter of 2025, but were modestly lower than the first quarter of 2025.
Commodity prices for chicken in Mexico increased slightly during the first quarter of 2026, though were below prior year average prices. Production was increased in the first quarter to offset expected mortality levels. Overall bird health was better than expected, due to private investments in biosecurity and animal health protocols throughout 2025, resulting in oversupply leading to reduced prices in the first quarter of 2026. Global corn and soybean meal prices were lower in the first quarter of 2026 compared to prior year levels, which helped support higher production levels for poultry in Mexico.
U.K. pork prices declined during the first quarter of 2026, reflecting continued supply pressure, while U.K. pig meat production increased by approximately 5.3% year-over-year, supported by higher slaughter numbers and sustained carcass weights, according to the U.K. Agriculture and Horticulture Development Board. In contrast, E.U. pork prices remained under pressure during the quarter despite longer-term supply contraction, with any price stabilization emerging only toward the end of the period.
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
Reportable Segments
We operate in three reportable segments: U.S., Europe, and Mexico. We measure segment profit as operating income. Certain corporate expenses are allocated to the Mexico and Europe reportable segments based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. For additional information, see “Note 16. Reportable Segments” of our Condensed Consolidated Financial Statements included in this quarterly report.
Results of Operations
Three Months Ended March 29, 2026 Compared to the Three Months Ended March 30, 2025
Net sales. Net sales generated in the three months ended March 29, 2026 increased $69.6 million, or 1.6%, from net sales generated in the three months ended March 30, 2025. The following table provides net sales information:

Sources of net sales	Three Months Ended March 29, 2026	Change from Three Months Ended March 30, 2025		Impact on Change from Three Months Ended March 30, 2025
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$2,635,398	$(107,791)	(3.9)%	0.8%	(4.7)%	NA
Europe	1,351,744	120,215	9.8%	0.3%	2.3%	7.2%
Mexico	545,491	57,200	11.7%	12.0%	(15.8)%	15.5%
Total net sales	$4,532,633	$69,624	1.6%
Factors impacting net sales year-over-year changes by reportable segment are as follows:
•U.S. net sales decreased $107.8 million, or 3.9%, driven by the following factors:
◦Decrease in sales price per pound of $128.6 million, or 4.7%
▪This decrease was driven primarily by unfavorable market pricing conditions with current year market pricing below historical averages
◦Partially offset by an increase in sales volume of $20.8 million, or 0.8%
•Europe net sales increased $120.2 million, or 9.8%, driven by the following factors:
◦Favorable impact of foreign currency translation of $88.6 million, or 7.2%
▪This impact was driven by a strengthening of the British pound against the U.S. dollar
◦Increase in sales price per pound of $28.1 million, or 2.3%
▪This increase was driven by the pass through of higher input costs, such as labor and utilities
◦Increase in sales volume of $3.5 million, or 0.3%
•Mexico net sales increased $57.2 million, or 11.7% driven by the following factors:
◦Favorable impact of foreign currency translation of $75.5 million, or 15.5%
▪This impact was driven by a strengthening of the Mexican peso against the U.S. dollar
◦Increase in sales volume of $58.8 million, or 12.0%
◦Partially offset by a decrease in sales price per pound of $77.1 million, or 15.8%
▪This decrease was driven by a decrease in commodity chicken pricing
Gross profit and cost of sales. Gross profit decreased by $209.4 million from $554.9 million generated in the three months ended March 30, 2025 to $345.5 million generated in the three months ended March 29, 2026. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended March 29, 2026	Change from Three Months Ended March 30, 2025		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 29, 2026	March 30, 2025
	(In thousands, except percent data)
Net sales	$4,532,633	$69,624	1.6%	100.0%	100.0%
Cost of sales	4,187,143	279,007	7.1%	92.4%	87.6%
Gross profit	$345,490	$(209,383)	(37.7)%	7.6%	12.4%

Sources of gross profit	Three Months Ended March 29, 2026	Change from Three Months Ended March 30, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$196,558	$(191,064)	(49.3)%
Europe	120,351	4,047	3.5%
Mexico	28,581	(22,366)	(43.9)%
Total gross profit	$345,490	$(209,383)	(37.7)%

Sources of cost of sales	Three Months Ended March 29, 2026	Change from Three Months Ended March 30, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,438,840	$83,273	3.5%
Europe	1,231,393	116,168	10.4%
Mexico	516,910	79,566	18.2%
Total cost of sales	$4,187,143	$279,007	7.1%
Factors impacting cost of sales year-over-year changes by reportable segment are as follows:
•U.S. cost of sales increased $83.3 million, or 3.5%, driven by the following factors:
◦Increase in cost per pound sold of $65.4 million, or 2.7%
▪This increase was driven primarily by an increase in live operations costs, grower pay, depreciation, utilities, and other operating costs
◦Increase in sales volume of $17.9 million, or 0.8%
▪This increase was driven by consumer demand
•Europe cost of sales increased $116.2 million, or 10.4%, driven by the following factors:
◦Unfavorable impact of foreign currency translation of $78.4 million, or 7.0%
▪This impact was driven by a strengthening of the British pound against the U.S. dollar
◦Increase in cost per pound sold of $34.7 million, or 3.1%
▪This increase was driven by higher input costs, such as labor and utilities
◦Increase in sales volume of $3.1 million, or 0.3%
•Mexico cost of sales increased $79.6 million, or 18.2% driven by the following factors:
◦Unfavorable impact of foreign currency translation of $71.6 million, or 16.4%
▪This impact was driven by a strengthening of the Mexican peso against the U.S. dollar
◦Increase in sales volume of $52.6 million, or 12.0%
▪This increase was driven by market requirements in mix
◦Partially offset by a decrease in cost per pound sold of $44.6 million, or 10.2%
▪This decrease was driven by a decrease in commodity chicken pricing
Operating income and SG&A expense. Operating income decreased by $241.9 million, or 59.8%, from $404.5 million generated in the three months ended March 30, 2025 to $162.6 million generated in the three months ended March 29, 2026. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended March 29, 2026	Change from Three Months Ended March 30, 2025		Percent of Net Sales
				Three Months Ended
		Amount	Percent	March 29, 2026	March 30, 2025
	(In thousands, except percent data)
Gross profit	$345,490	$(209,383)	(37.7)%	7.6%	12.4%
SG&A expense	180,169	46,390	34.7%	3.9%	3.0%
Restructuring activities	2,765	(13,847)	(83.4)%	0.1%	0.4%
Operating income	$162,556	$(241,926)	(59.8)%	3.6%	9.1%

Sources of operating income	Three Months Ended March 29, 2026	Change from Three Months Ended March 30, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$86,909	$(231,897)	(72.7)%
Europe	64,755	15,684	32.0%
Mexico	10,892	(25,713)	(70.2)%
Total operating income	$162,556	$(241,926)	(59.8)%

Sources of SG&A expense	Three Months Ended March 29, 2026	Change from Three Months Ended March 30, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$109,649	$40,833	59.3%
Europe	52,831	2,210	4.4%
Mexico	17,689	3,347	23.3%
Total SG&A expense	$180,169	$46,390	34.7%
Factors impacting SG&A year-over-year changes by reportable segment are as follows:
•U.S. SG&A increased $40.8 million, or 59.3%, driven by an increase in legal settlement expense, legal defense costs, and marketing costs
•Europe SG&A increased $2.2 million, or 4.4%, driven by the unfavorable impact foreign currency translation, partially offset by decreases in overall cost structure
•Mexico SG&A increased $3.3 million, or 23.3%, driven by the unfavorable impact of foreign currency translation

Sources of restructuring activities charges	Three Months Ended March 29, 2026	Change from Three Months Ended March 30, 2025
		Amount	Percent
	(In thousands, except percent data)
Europe	$2,765	$(13,847)	(83.4)%
Factors impacting restructuring activities charges are as follows:
•Europe restructuring activities charges of $2.8 million for the three months ended March 29, 2026 were incurred primarily as a result of severance related to back office consolidation.

	Three Months Ended March 29, 2026	Change from Three Months Ended March 30, 2025
		Amount	Percent
	(In thousands, except percent data)
Net interest expense	$30,977	$14,192	84.6%
Factors impacting the year-over-year change in net interest expense are as follows:
•A decrease in interest income earned on excess cash due to lower average cash balances

	Three Months Ended March 29, 2026	Three Months Ended March 30, 2025
	(In thousands, except percent data)
Income tax expense	$30,370	$94,099
Effective tax rate	23.0%	24.1%
Factors impacting the year-over-year change in income tax expense are as follows:
•A decrease in profit before income taxes
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of March 29, 2026:

Sources of Liquidity	Facility Amount			Facility Amount (USD)	Amount Outstanding (USD)	Availability (USD)
				(In millions)
Cash and cash equivalents	NA			NA	NA	$542.4
Borrowing arrangements:
U.S. Credit Facility(a)	USD	850.0	million	$850.0	$—	$846.0
Europe Credit Facility	GBP	150.0	million	198.9	—	198.9
Mexico BBVA Credit Facility	MXN	1.3	billion	70.4	—	70.4
Mexico Bajio Credit Facility	MXN	1.5	billion	82.8	—	82.8
(a)Availability under the U.S. Credit Facility may also reduced by outstanding standby letters of credit.
On March 30, 2026, the Company commenced a tender offer pursuant to which it offered to acquire up to $250.0 million aggregate principal amount of its 6.250% Senior Notes due 2033. On April 14, 2026, the early settlement date, the Company exercised the purchase of $250.0 million aggregate principal amount at a price of $1,056.90 per $1,000.00 principal amount and a total cost of $264.2 million.
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.
Historical Flow of Funds

Cash Flows from Operating Activities	Three Months Ended
	March 29, 2026	March 30, 2025
	(In millions)
Net income	$101.5	$296.3
Net noncash expenses	123.5	103.8
Changes in operating assets and liabilities:
Trade accounts and other receivables	74.3	(91.5)
Inventories	(16.0)	(64.2)
Prepaid expenses and other current assets	10.2	(44.0)
Accounts payable, accrued expenses and other current liabilities	(157.1)	(118.7)
Income taxes	18.0	51.9
Long-term pension and other postretirement obligations	(1.2)	(1.4)
Other operating assets and liabilities	(12.4)	(5.3)
Cash provided by operating activities	$140.8	$126.9
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $123.5 million for the three months ended March 29, 2026. Net noncash expense items included depreciation and amortization of $118.5 million, stock-based compensation costs of $6.1 million, deferred income tax benefit of $4.9 million, losses on property disposals of $2.0 million, loan cost amortization of $1.2 million, and accretion of discounts related to Senior Notes of $0.6 million.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $74.3 million source of cash related to operating activities for the three months ended March 29, 2026. This change primarily resulted from a decrease in trade accounts receivable. The change in trade accounts and other receivables represented a $91.5 million use of cash related to operating activities for the three months ended March 30, 2025. This change resulted from an increase in trade accounts receivable primarily due to an increase in sales from more favorable market pricing and a decrease in the use of our discounted accounts receivable program.
The change in inventories represented a $16.0 million use of cash related to operating activities for the three months ended March 29, 2026. This change resulted primarily from increased live inventories and impact of foreign currency translation. The change in inventories represented a $64.2 million use of cash related to operating activities for the three months ended March 30, 2025. This change resulted primarily from increased input costs and an increase in inventories after higher seasonal sales in the fourth quarter of 2024.
The change in prepaid expenses and other current assets represented a $10.2 million source of cash related to operating activities for the three months ended March 29, 2026. This change resulted primarily from a decrease in prepaid indirect taxes in our Mexico and Europe reportable segments, partially offset by an increase in derivative assets. The change in prepaid expenses and other current assets represented a $44.0 million use of cash related to operating activities for the three months ended March 30, 2025. This change resulted primarily from an increase in prepaid indirect taxes in our Mexico and Europe reportable segments.
The change in accounts payable, accrued expenses and other current liabilities represented a $157.1 million use of cash related to operating activities for the three months ended March 29, 2026. This change resulted primarily from the payment of incentive compensation accrued for in 2025 and a decrease in the average days payable outstanding. The change in accounts payable, accrued expenses and other current liabilities represented a $118.7 million use of cash related to operating activities for the three months ended March 30, 2025. This change resulted primarily from the payment of incentive compensation accrued for in 2024.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $18.0 million and $51.9 million source of cash for the three months ended March 29, 2026 and March 30, 2025, respectively.

Cash Flows from Investing Activities	Three Months Ended
	March 29, 2026	March 30, 2025
	(In millions)
Acquisitions of property, plant and equipment	$(234.8)	$(98.3)
Purchase of acquired business, net of cash acquired	(3.1)	—
Proceeds from property disposals	1.7	1.2
Cash used in investing activities	$(236.2)	$(97.1)
Capital expenditures were incurred primarily for growth projects, to improve operational efficiencies, and to reduce costs for the three months ended March 29, 2026. Capital expenditures were incurred primarily to improve operational efficiencies, system enhancement projects, and to reduce costs for the three months ended March 30, 2025.
Purchase of acquired business during the three months ended March 29, 2026, is from the equity purchase of Hermitage AI Ltd. from Hermitage Group. For more details, refer to "Note 6. Goodwill and Intangible Assets."

Cash Flows from Financing Activities	Three Months Ended
	March 29, 2026	March 30, 2025
	(In millions)
Payments on revolving line of credit, long-term borrowings and finance lease obligations	$(0.2)	$(3.6)
Cash used in financing activities	$(0.2)	$(3.6)
Payments on revolving line of credit, long-term borrowings and finance lease obligations during the three months ended March 29, 2026, are related to finance lease payments.
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
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) foreign currency transaction losses, (2) costs related to litigation settlements, (3) restructuring activities losses, and (4) net income attributable to noncontrolling interests. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

Three Months Ended
March 29, 2026
(In thousands)
Net income	$101,450
Add:
Interest expense, net	30,977
Income tax expense	30,370
Depreciation and amortization	118,481
EBITDA	281,278
Add:
Foreign currency transaction losses	922
Litigation settlements	23,194
Restructuring activities losses	2,765
Minus:
Net income attributable to noncontrolling interest	27
Adjusted EBITDA	$308,132

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

	Three Months Ended March 29, 2026
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$804,761	$80,476
Feed ingredient inventory(b)	176,429	17,643
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended March 29, 2026.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of March 29, 2026.

	March 29, 2026
	Amount	Impact of 10% Increase to the Fair Value of Commodity Derivative Assets
	(In thousands)
Net commodity derivative assets(a)	$4,657	$466
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in a change in the fair value of our net commodity derivative position, including margin cash, as of March 29, 2026.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $85.8 million as of March 29, 2026.
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
Net Assets. As of March 29, 2026, our Mexican subsidiaries that are denominated in Mexican peso had net assets of $708.7 million. A 10% weakening in Mexican peso against the U.S. dollar exchange rate would cause a decrease in the net assets of our Mexican subsidiaries by $64.4 million. A 10% strengthening in the Mexican peso against the U.S dollar exchange rate would cause an increase in the net assets of our Mexican subsidiaries of $78.7 million.
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
Net Assets. As of March 29, 2026, our Europe subsidiaries that are denominated in British pounds had net assets of $1.1 billion. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our Europe subsidiaries by $100.4 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our Europe subsidiaries of $122.7 million.
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
•Disruptions in international markets, energy supply routes, and other distribution channels for various reasons, including, but not limited to, the ongoing Russia-Ukraine war or wars in the Middle East;
•The impact of cyber-attacks, natural disasters, power losses, unauthorized access, telecommunication failures, and other problems on our information systems;
•Our ability to maintain favorable labor relations with our employees and our compliance with labor laws;
•Extreme weather or natural disasters;
•The impact of uncertainties in litigation; and
•Other risks described herein and under “Part I—Item 1A—Risk Factors” in our 2025 Annual Report.
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
As of March 29, 2026, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2026, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended March 29, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
During 2024, the Company completed the first phase of a multi-year implementation of an enterprise resource planning (“ERP”) system. The implementation did not materially affect our internal control over financial reporting during the three months ended March 29, 2026. The third and final phase of the implementation was completed on April 20, 2026 and we do not expect any material effects to our internal control over financial reporting throughout the remainder of the reporting period.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required with respect to this item can be found in Part I, Item 1, Notes to Condensed Consolidated Financial Statements, “Note 17. Commitments and Contingencies” in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC. There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report.
ITEM 5.    OTHER INFORMATION
None of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended March 29, 2026.
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

PILGRIM’S PRIDE CORPORATION

Date: April 29, 2026	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)