Form 10-Q
period 2026-06-28
PILGRIMS PRIDE CORP
filed 2026-07-30
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of June 28, 2026, was 238,108,524

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 28, 2026	December 28, 2025
	(In thousands)
Cash and cash equivalents	$388,843	$640,235
Restricted cash and cash equivalents	9,461	—
Trade accounts and other receivables, less allowance for credit losses	897,865	1,164,903
Accounts receivable from related parties	28,219	13,398
Inventories	2,025,304	2,031,259
Income taxes receivable	79,793	103,702
Prepaid expenses and other current assets	290,745	272,809
Assets held for sale	—	11,057
Total current assets	3,720,230	4,237,363
Deferred tax assets	28,869	31,211
Other long-lived assets	153,311	113,195
Operating lease assets, net	249,464	257,784
Intangible assets, net	798,240	832,066
Goodwill	1,315,103	1,338,884
Property, plant and equipment, net	3,764,707	3,533,027
Total assets	$10,029,924	$10,343,530

Accounts payable	$1,579,442	$1,588,569
Accounts payable to related parties	30,591	43,516
Revenue contract liabilities	31,407	37,622
Accrued expenses and other current liabilities	1,008,263	1,095,858
Income taxes payable	94,339	123,769
Current maturities of long-term debt	913	924
Total current liabilities	2,744,955	2,890,258
Noncurrent operating lease liabilities, less current maturities	189,824	199,315
Long-term debt, less current maturities	2,861,359	3,093,113
Deferred tax liabilities	437,530	452,326
Other long-term liabilities	32,858	14,787
Total liabilities	6,266,526	6,649,799
Common stock	2,631	2,627
Treasury stock	(544,687)	(544,687)
Additional paid-in capital	2,034,816	2,023,609
Retained earnings	2,360,323	2,245,523
Accumulated other comprehensive loss	(103,236)	(47,022)
Total Pilgrim’s Pride Corporation stockholders’ equity	3,749,847	3,680,050
Noncontrolling interest	13,551	13,681
Total stockholders’ equity	3,763,398	3,693,731
Total liabilities and stockholders’ equity	$10,029,924	$10,343,530
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands, except per share data)
Net sales	$4,626,230	$4,757,365	$9,158,863	$9,220,374
Cost of sales	4,286,478	4,042,070	8,473,621	7,950,206
Gross profit	339,752	715,295	685,242	1,270,168
Selling, general and administrative expense	265,103	199,457	445,272	333,236
Restructuring activities	8,699	3,499	11,464	20,111
Operating income	65,950	512,339	228,506	916,821
Interest expense, net of capitalized interest	49,860	42,475	87,707	84,213
Interest income	(3,750)	(11,024)	(10,620)	(35,977)
Foreign currency transaction losses (gains)	(1,338)	4,892	(416)	2,839
Miscellaneous, net	(614)	414	(1,777)	(278)
Income before income taxes	21,792	475,582	153,612	866,024
Income tax expense	8,572	119,573	38,942	213,672
Net income	13,220	356,009	114,670	652,352
Less: Net income (loss) attributable to noncontrolling interest	(157)	489	(130)	799
Net income attributable to Pilgrim's Pride Corporation	$13,377	$355,520	$114,800	$651,553

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	237,928	237,381	237,820	237,308
Effect of dilutive common stock equivalents	915	1,046	881	1,046
Diluted	238,843	238,427	238,701	238,354

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.06	$1.50	$0.48	$2.75
Diluted	$0.06	$1.49	$0.48	$2.73
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Net income	$13,220	$356,009	$114,670	$652,352
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	8,876	240,955	(55,677)	325,927
Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	(166)	84	448	1,744
Reclassification to net earnings for losses (gains) realized	110	1,292	(56)	1,282
Available-for-sale securities:
Losses arising during the period	—	(8)	(34)	(87)
Income tax effect	—	4	8	23
Reclassification to net earnings for losses realized	10	48	51	102
Income tax effect	(2)	(12)	(12)	(25)
Defined benefit plans:
Gains (losses) arising during the period	(337)	1,102	(1,218)	511
Income tax effect	91	(340)	332	(225)
Reclassification to net earnings of gains realized	(34)	(1,447)	(73)	(1,527)
Income tax effect	7	355	17	375
Total other comprehensive income (loss), net of tax	8,555	242,033	(56,214)	328,100
Comprehensive income	21,775	598,042	58,456	980,452
Less: Comprehensive income (loss) attributable to noncontrolling interests	(157)	489	(130)	799
Comprehensive income attributable to Pilgrim’s Pride Corporation	$21,932	$597,553	$58,586	$979,653
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended June 28, 2026	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 28, 2025	262,688	$2,627	(25,142)	$(544,687)	$2,023,609	$2,245,523	$(47,022)	$13,681	$3,693,731
Net income	—	—	—	—	—	114,800	—	(130)	114,670
Other comprehensive loss, net of tax	—	—	—	—	—	—	(56,214)	—	(56,214)
Stock-based compensation plans:
Common stock issued under compensation plans	374	4	—	—	(4)	—	—	—	—
Requisite service period recognition	—	—	—	—	11,211	—	—	—	11,211
Balance at June 28, 2026	263,062	$2,631	(25,142)	$(544,687)	$2,034,816	$2,360,323	$(103,236)	$13,551	$3,763,398

Three Months Ended June 28, 2026	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 29, 2026	263,062	$2,631	(25,142)	$(544,687)	$2,029,686	$2,346,946	$(111,791)	$13,708	$3,736,493
Net income	—	—	—	—	—	13,377	—	(157)	13,220
Other comprehensive income, net of tax	—	—	—	—	—	—	8,555	—	8,555
Stock-based compensation plans:
Common stock issued under compensation plans	—	—	—	—	—	—	—	—	—
Requisite service period recognition	—	—	—	—	5,130	—	—	—	5,130
Balance at June 28, 2026	263,062	$2,631	(25,142)	$(544,687)	$2,034,816	$2,360,323	$(103,236)	$13,551	$3,763,398

Six Months Ended June 29, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2024	262,263	$2,623	(25,142)	$(544,687)	$1,994,259	$3,157,511	$(370,300)	$13,990	$4,253,396
Net income	—	—	—	—	—	651,553	—	799	652,352
Other comprehensive income, net of tax	—	—	—	—	—	—	328,100	—	328,100
Stock-based compensation plans:
Common stock issued under compensation plans	258	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	14,185	—	—	—	14,185
Special cash dividend	—	—	—	—	—	(1,495,497)	—	—	(1,495,497)
Balance at June 29, 2025	262,521	$2,625	(25,142)	$(544,687)	$2,008,442	$2,313,567	$(42,200)	$14,789	$3,752,536

Three Months Ended June 29, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at March 30, 2025	262,521	$2,625	(25,142)	$(544,687)	$2,001,280	$1,958,162	$(284,233)	$14,300	$3,147,447
Net income	—	—	—	—	—	355,520	—	489	356,009
Other comprehensive income, net of tax	—	—	—	—	—	—	242,033	—	242,033
Stock-based compensation plans:
Requisite service period recognition	—	—	—	—	7,162	—	—	—	7,162
Special cash dividend	—	—	—	—	—	(115)	—	—	(115)
Balance at June 29, 2025	262,521	$2,625	(25,142)	$(544,687)	$2,008,442	$2,313,567	$(42,200)	$14,789	$3,752,536
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 28, 2026	June 29, 2025
	(In thousands)
Cash flows from operating activities:
Net income	$114,670	$652,352
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	241,787	218,022
Asset impairment	22,263	846
Loss on early extinguishment of debt recognized as a component of interest expense	17,569	1,419
Stock-based compensation	11,211	14,185
Deferred income tax benefit	(5,691)	(19,493)
Loan cost amortization	2,689	2,491
Loss on property disposals	2,604	1,990
Accretion of discount related to Senior Notes	1,125	1,211
Gain on equity method investments	—	(3)
Changes in operating assets and liabilities:
Trade accounts and other receivables	239,435	(74,961)
Inventories	(7,604)	(105,692)
Prepaid expenses and other current assets	(17,457)	(17,434)
Accounts payable, accrued expenses and other current liabilities	(127,640)	(34,570)
Income taxes	(6,688)	8,048
Long-term pension and other postretirement obligations	1,259	(1,469)
Other operating assets and liabilities	(17,686)	(24,839)
Cash provided by operating activities	471,846	622,103
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(465,189)	(259,283)
Proceeds from property disposals	10,375	2,912
Business acquisitions	(3,073)	—
Cash used in investing activities	(457,887)	(256,371)
Cash flows from financing activities:
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(313,312)	(90,654)
Proceeds from revolving line of credit and long-term borrowings	73,667	—
Payment on early extinguishment of debt	(14,548)	(2,120)
Payments for dividend	—	(1,495,497)
Cash used in financing activities	(254,193)	(1,588,271)
Effect of exchange rate changes on cash and cash equivalents	(1,697)	37,700
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(241,931)	(1,184,839)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	640,235	2,043,158
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$398,304	$858,319
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest food companies in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s is primarily a chicken producer, with pork and lamb operations in the U.K. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products (from its U.K. operations) to over 120 countries. Our fresh products consist of refrigerated whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork, pork ribs, and lamb products. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meatballs. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of June 28, 2026, JBS S.A., through its indirect wholly-owned subsidiaries (collectively, “JBS”), beneficially owned 82.1% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the six months ended June 28, 2026 are not necessarily indicative of the results that may be expected for the year ending December 27, 2026. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 28, 2025.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2026) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The six months ended June 28, 2026 represents the period from December 29, 2025 through June 28, 2026. The six months ended June 29, 2025 represents the period from December 30, 2024 through June 29, 2025.
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
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended June 28, 2026
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$2,088,722	$339,121	$115,508	$105,891	$2,649,242
Europe	468,551	750,299	155,098	15,699	1,389,647
Mexico	484,686	68,525	—	34,130	587,341
Total net sales	$3,041,959	$1,157,945	$270,606	$155,720	$4,626,230

	Three Months Ended June 29, 2025
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$2,328,944	$308,479	$99,638	$83,324	$2,820,385
Europe	415,124	794,844	146,287	15,015	1,371,270
Mexico	481,575	55,914	—	28,221	565,710
Total net sales	$3,225,643	$1,159,237	$245,925	$126,560	$4,757,365

	Six Months Ended June 28, 2026
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$4,173,934	$696,501	$216,721	$197,484	$5,284,640
Europe	902,616	1,514,502	308,530	15,743	2,741,391
Mexico	930,801	136,767	—	65,264	1,132,832
Total net sales	$6,007,351	$2,347,770	$525,251	$278,491	$9,158,863

	Six Months Ended June 29, 2025
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$4,543,829	$632,388	$208,803	$178,554	$5,563,574
Europe	737,178	1,553,522	270,148	41,951	2,602,799
Mexico	893,470	106,329	—	54,202	1,054,001
Total net sales	$6,174,477	$2,292,239	$478,951	$274,707	$9,220,374
(a)    Included in Other sales shown above are sales of commodity grains and protein byproducts
Additional disaggregation of revenue by sales channel is provided below:

	Three Months Ended June 28, 2026
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,474,284	$942,935	$115,508	$116,515	$2,649,242
Europe	829,360	229,165	155,098	176,024	1,389,647
Mexico(a)	164,100	262,397	—	160,844	587,341
Total net sales	$2,467,744	$1,434,497	$270,606	$453,383	$4,626,230

	Three Months Ended June 29, 2025
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,529,945	$1,094,791	$99,638	$96,011	$2,820,385
Europe	850,374	230,723	146,287	143,886	1,371,270
Mexico(a)	141,941	257,543	—	166,226	565,710
Total net sales	$2,522,260	$1,583,057	$245,925	$406,123	$4,757,365

	Six Months Ended June 28, 2026
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$3,011,260	$1,819,028	$216,721	$237,631	$5,284,640
Europe	1,669,761	498,594	308,530	264,506	2,741,391
Mexico(a)	318,264	496,536	—	318,032	1,132,832
Total net sales	$4,999,285	$2,814,158	$525,251	$820,169	$9,158,863

	Six Months Ended June 29, 2025
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$3,073,605	$2,083,268	$208,803	$197,898	$5,563,574
Europe	1,622,228	457,267	270,148	253,156	2,602,799
Mexico(a)	265,987	484,354	—	303,660	1,054,001
Total net sales	$4,961,820	$3,024,889	$478,951	$754,714	$9,220,374

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
Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 28, 2025	$37,622
Revenue recognized	(17,835)
Cash received, excluding amounts recognized as revenue during the period	11,460
Currency translation	160
Balance as of June 28, 2026	$31,407
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

3.     DERIVATIVE FINANCIAL INSTRUMENTS
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	June 28, 2026	December 28, 2025
	(In thousands)
Fair values:
Commodity derivative assets	$9,831	$9,509
Commodity derivative liabilities	(12,956)	(1,343)
Foreign currency derivative assets	335	95
Foreign currency derivative liabilities	(223)	(205)
Sales contract derivative assets	630	—
Sales contract derivative liabilities	—	(2,638)
Cash collateral posted with brokers(a)	9,461	—
Margin cash payable(a)	—	(3,886)
Derivatives coverage(b):
Corn	17.5%	11.6%
Soybean meal	18.0%	13.8%
Period through which stated percent of needs are covered:
Corn	July 2027	December 2026
Soybean meal	May 2027	December 2026
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
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended		Six Months Ended
Type of Contract (a)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Commodity derivatives	$(6,756)	$(14,819)	$(4,744)	$(22,004)	Cost of sales
Sales contract derivatives	3,027	798	3,269	3,228	Net sales
Total	$(3,729)	$(14,021)	$(1,475)	$(18,776)
(a)Amounts represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Foreign currency derivatives	$(172)	$(15)	$447	$1,658

	Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended June 28, 2026		Three Months Ended June 29, 2025
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,626,230	$4,286,478	$4,757,365	$4,042,070
Impact from cash flow hedging instruments:
Foreign currency derivatives	(119)	(9)	(1,310)	(18)
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales.

	Gains (Losses) Reclassified from AOCI into Income
	Six Months Ended June 28, 2026		Six Months Ended June 29, 2025
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$9,158,863	$8,473,621	$9,220,374	$7,950,206
Impact from cash flow hedging instruments:
Foreign currency derivatives	20	(36)	(1,313)	(31)
(a)    Amounts represent income (expenses) related to net sales.
(b)    Amounts represent expenses (income) related to cost of sales.
At June 28, 2026, there was a $1.1 million pre-tax deferred net loss on foreign currency derivatives recorded in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred loss to earnings.
4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	June 28, 2026	December 29, 2025
	(In thousands)
Trade accounts receivable	$858,321	$1,109,218
Notes receivable from third parties	10,367	10,111
Other receivables	35,979	52,690
Receivables, gross	904,667	1,172,019
Allowance for credit losses (a)	(6,802)	(7,116)
Receivables, net	$897,865	$1,164,903

Accounts receivable from related parties(b)	$28,219	$13,398
(a)Activity in the allowance for credit losses was immaterial in the six months ended June 28, 2026.
(b)Additional information regarding accounts receivable from related parties is included in “Note 15. Related Party Transactions.”
In June 2023, the Company and JBS USA Food Company (“JBS USA”) jointly entered into a receivables purchase agreement with a bank for an uncommitted facility with no recourse to the Company or JBS USA. The maximum capacity was increased to $495.0 million in June 2026. Under the facility, the Company may sell eligible trade receivables in exchange for cash. Transfers under the agreement are recorded as a sale under ASC 860, Broad Transactions – Transfers and Servicing. At the transfer date, the Company receives cash equal to the face value of the receivables sold less a fee based on the current Secured Overnight Financing Rate (“SOFR”) plus an applicable margin applied over the customer payment term. The fees are immaterial.
5.     INVENTORIES
Inventories consisted of the following:

	June 28, 2026	December 28, 2025
	(In thousands)
Raw materials and work-in-process	$1,185,314	$1,191,188
Finished products	645,490	644,792
Operating supplies	86,116	85,164
Maintenance materials and parts	108,384	110,115
Total inventories	$2,025,304	$2,031,259

6.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the six months ended June 28, 2026 was as follows:

	December 28, 2025	Additions	Currency Translation	June 28, 2026
	(In thousands)
U.S.	$41,936	$—	$—	$41,936
Europe	1,183,920	1,122	(27,442)	1,157,600
Mexico	113,028	—	2,539	115,567
Total	$1,338,884	$1,122	$(24,903)	$1,315,103
On January 13, 2026, the Company acquired 100% of the equity of Hermitage AI Ltd. from Hermitage Group for £2.3 million, or about $3.1 million. The acquisition was funded with cash on hand. Transaction costs were immaterial and expensed as incurred. The fair value of the net assets acquired was £1.4 million, resulting in goodwill which is reflected in additions in the table above.
Intangible assets consisted of the following:

	December 28, 2025	Amortization	Currency Translation	June 28, 2026
	(In thousands)
Cost:
Trade names not subject to amortization	$613,536	$—	$(13,583)	$599,953
Trade names subject to amortization	114,762	—	(863)	113,898
Customer relationships	456,415	—	(6,362)	450,053
Accumulated amortization:
Trade names	(66,052)	(488)	(1,257)	(67,797)
Customer relationships	(286,595)	(7,377)	(3,895)	(297,867)
Intangible assets, net	$832,066	$(7,865)	$(25,960)	$798,240
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
At June 28, 2026, the Company assessed if events or changes in circumstances indicated that any asset group-level carrying amounts of its intangible assets might not be recoverable. The Company will perform its annual tests of recoverability of all goodwill and trade names not subject to amortization in the fourth quarter of 2026, which if there were to be an impairment, could be material.
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	June 28, 2026	December 28, 2025
	(In thousands)
Land	$222,613	$220,462
Buildings	2,484,935	2,445,820
Machinery and equipment	4,573,494	4,417,923
Autos and trucks	141,130	137,293
Finance lease assets	4,978	4,990
Construction-in-progress	702,729	667,315
PP&E, gross	8,129,879	7,893,803
Accumulated depreciation	(4,365,172)	(4,360,776)
PP&E, net	$3,764,707	$3,533,027

The Company recognized depreciation expense of $115.4 million and $105.1 million during the three months ended June 28, 2026 and June 29, 2025, respectively. The Company recognized depreciation expense of $225.5 million and $201.6 million during the six months ended June 28, 2026 and June 29, 2025, respectively.
During the six months ended June 28, 2026, the Company incurred $490.4 million on capital projects and transferred $412.3 million of completed projects from construction-in-progress to depreciable assets. During the six months ended June 29, 2025, the Company incurred $254.9 million on capital projects and transferred $126.1 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures in accounts payable and accrued expenses for the periods ended June 28, 2026 and December 28, 2025 were $64.3 million and $40.2 million, respectively.
During the three and six months ended June 28, 2026, the Company sold certain PP&E for $8.7 million and $10.4 million, respectively, in cash and recognized a net loss of $0.6 million and $2.6 million, respectively, on these sales. During the three and six months ended June 29, 2025, the Company sold certain PP&E for $1.7 million and $2.9 million, respectively, in cash and recognized a net loss of $1.1 million and $2.0 million, respectively, on these sales.
The Company has closed or idled various other facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of June 28, 2026, the carrying amounts of these idled assets totaled $16.7 million based on a depreciable value of $104.6 million and accumulated depreciation of $87.9 million. During the six months ended June 28, 2026, the Company recognized impairment losses on PP&E of $22.3 million due to the announced closure of a plant in Chattanooga, TN and the completion of a plant conversion project in Russellville, AL due to a change in product mix that required the installation of new equipment and replacement of certain existing equipment. These losses were recognized in Cost of sales in the Condensed Consolidated Statement of Income for the six months ended June 28, 2026.
As of June 28, 2026, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its PP&E held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its PP&E held for use at that date.
8.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	June 28, 2026	December 28, 2025
	(In thousands)
Accounts payable:
Trade accounts payable	$1,465,225	$1,400,186
Book overdrafts	94,596	160,068
Other payables	19,621	28,315
Total accounts payable	1,579,442	1,588,569
Accounts payable to related parties(a)	30,591	43,516
Revenue contract liabilities(b)	31,407	37,622
Accrued expenses and other current liabilities:
Compensation and benefits	247,343	367,035
Taxes	137,180	60,577
Accrued sales rebates	129,320	135,108
Litigation settlements(c)	93,906	152,940
Insurance and self-insured claims	84,860	104,009
Current maturities of operating lease liabilities	60,869	59,630
Interest and debt-related fees	58,225	64,947
Derivative liabilities(d)	13,179	8,072
Other accrued expenses	183,381	143,540
Total accrued expenses and other current liabilities	1,008,263	1,095,858
Total	$2,649,703	$2,765,565
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
9.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for invoices that are confirmed as valid under the program from participating suppliers to a financing entity. Maturity dates are generally between 65-120 days and we pay either the supplier or the financing entity depending on the supplier’s election. We do not have an economic interest in a supplier's participation in the program or a direct financial relationship with the financial institution funding the program. As of June 28, 2026 and December 28, 2025, the outstanding balance of confirmed invoices was $240.3 million and $209.4 million respectively and are included in Accounts payable in the Condensed Consolidated Balance Sheets.
10.    INCOME TAXES
The Company recorded income tax expense of $38.9 million, a 25.4% effective tax rate, for the six months ended June 28, 2026, compared to income tax expense of $213.7 million, a 24.7% effective tax rate, for the six months ended June 29, 2025. The decrease in income tax expense in 2026 resulted primarily from the decrease in profit before income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 28, 2026, the Company did not believe it had sufficient positive evidence to conclude that a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the six months ended June 28, 2026 and June 29, 2025, there are immaterial tax effects reflected in other comprehensive income.
For the six months ended June 28, 2026 and June 29, 2025, there are immaterial tax effects reflected in income tax expense due to excess tax windfalls and shortfalls related to stock-based compensation.
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
11.    DEBT
Long-term debt and other borrowing arrangements, including current notes payable to banks, consisted of the following components:

	Maturity	June 28, 2026	December 28, 2025
		(In thousands)
Senior notes payable, net of discount, at 6.875%	2034	$492,712	$492,251
Senior notes payable, net of discount, at 6.25%	2033	669,343	917,852
Senior notes payable at 3.50%	2032	899,600	899,600
Senior notes payable, net of discount, at 4.25%	2031	792,343	791,946
U.S. Credit Facility (defined below) at SOFR plus 1.35%	2028	—	—
Europe Credit Facility (defined below) with notes payable at SONIA plus 1.00%	2031	—	—
Mexico BBVA Credit Facility (defined below) with notes payable at TIIE plus 1.35%	2028	10,564	—
Mexico Bajio Credit Facility (defined below) with notes payable at TIIE plus 1.41%	2030	—	—
Live Oak CHP Project PACE Loan 5.15%	2053	20,276	19,163
Finance lease obligations	Various	1,101	1,389
Long-term debt		2,885,939	3,122,201
Less: Current maturities of long-term debt		(913)	(924)
Long-term debt, less current maturities		2,885,026	3,121,277
Less: Capitalized financing costs		(23,667)	(28,164)
Long-term debt, less current maturities, net of capitalized financing costs		$2,861,359	$3,093,113
The future minimum principal payments due in each of the next five fiscal years as of June 28, 2026, related to the Live Oak CHP Project PACE Loan, are $0.1 million.
Tender Offer
On March 30, 2026, the Company commenced a tender offer pursuant to which it offered to acquire up to $250.0 million aggregate principal amount of its 6.25% Senior Notes due 2033. On April 14, 2026, the early settlement date, the Company exercised the purchase of $250.0 million aggregate principal amount at a price of $1,056.90 per $1,000.00 principal amount and a total cost of $264.2 million.
Credit Facilities
The following table presents the key terms of our available credit facilities:

Facility	Limit			Maturity	Rate Basis	Availability (USD)
U.S. Credit Facility(a)	USD	850.0	million	2028	SOFR + 1.35%	$846.2	million
Europe Credit Facility	GBP	150.0	million	2031	SONIA + 1.00%	198.0	million
Mexico BBVA Credit Facility	MXN	1.3	billion	2028	TIIE +1.35%	62.3	million
Mexico Bajio Credit Facility	MXN	1.5	billion	2030	TIIE +1.41%	85.7	million
						$1,192.2	million
(a)    Availability under the U.S. Credit Facility may be reduced by outstanding letters of credit.
Europe Credit Facilities
On June 26, 2026, Pilgrim's Europe entered into a new £150.0 million multicurrency revolving credit facility that matures in June 2031. Concurrently, Pilgrim's Europe terminated its previously existing revolving credit facility dated June 24, 2022. The new facility may be used for general corporate purposes, working capital requirements and permitted acquisitions. Borrowings bear interest at applicable reference rates plus a leverage-based margin. In the table above, the amount reported for the Europe Credit Facility as of December 28, 2025 represents amounts borrowed under the terminated facility.
12.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Six Months Ended June 28, 2026
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(13,218)	$(1,475)	$(32,312)	$(17)	$(47,022)
Other comprehensive income (loss) before reclassifications	(55,677)	447	(871)	(26)	(56,127)
Amounts reclassified from accumulated other comprehensive loss (income) to net income	—	(56)	(56)	39	(73)
Currency translation	—	1	(15)	—	(14)
Net current period other comprehensive income (loss)	(55,677)	392	(942)	13	(56,214)
Balance, end of period	$(68,895)	$(1,083)	$(33,254)	$(4)	$(103,236)

	Six Months Ended June 29, 2025
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(337,243)	$(2,007)	$(31,028)	$(22)	$(370,300)
Other comprehensive income (loss) before reclassifications	325,927	1,658	141	(64)	327,662
Amounts reclassified from accumulated other comprehensive loss (income) to net income	—	1,282	(1,152)	77	207
Currency translation	—	86	145	—	231
Net current period other comprehensive income (loss)	325,927	3,026	(866)	13	328,100
Balance, end of period	$(11,316)	$1,019	$(31,894)	$(9)	$(42,200)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Six Months Ended June 28, 2026	Six Months Ended June 29, 2025	Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	(In thousands)
Realized gains (losses) on settlement of foreign currency derivatives classified as cash flow hedges	$21	$(1,313)	Net sales
Realized gains on settlement of foreign currency derivatives classified as cash flow hedges	35	31	Cost of sales
Realized losses on sale of securities	(51)	(102)	Interest income
Realized gains on settlement of pension obligations from plan termination	—	1,611	Miscellaneous, net
Amortization of pension and other postretirement plan actuarial losses(b)	73	(84)	Miscellaneous, net
Total before tax	78	143
Tax expense	(5)	(350)
Total reclassification for the period	$73	$(207)
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
13.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans in the U.K., such as the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $7.7 million and $6.4 million in the three months ended June 28, 2026 and June 29, 2025, respectively, and $17.9 million and $16.1 million in the six months ended June 28, 2026 and June 29, 2025, respectively.
The Company used a quarter-end measurement date of June 28, 2026 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended				Six Months Ended
	June 28, 2026		June 29, 2025		June 28, 2026		June 29, 2025
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)				(In thousands)
Interest cost	$1,577	$11	$1,581	$13	$3,165	$19	$3,068	$22
Estimated return on plan assets	(1,920)	—	(2,019)	—	(3,840)	—	(3,905)	—
Settlement gains	—	—	(1,611)	—	—	—	(1,611)	—
Expenses paid from assets	113	—	105	—	228	—	230	—
Amortization of net loss (gain)	(38)	—	159	—	(82)	—	75	(1)
Amortization of past service cost	4	—	5	—	9	—	9	—
Net costs (income)(a)	$(264)	$11	$(1,780)	$13	$(520)	$19	$(2,134)	$21
(a)    Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
During the six months ended June 28, 2026, the Company contributed $2.2 million to our pension programs. We anticipate making additional contributions of approximately $0.2 million during the remainder of 2026. The Company contributed $2.2 million to our pension programs during the six months ended June 29, 2025.
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $7.9 million and $7.7 million in the three months ended June 28, 2026 and June 29, 2025, respectively, and $18.1 million and $17.1 million in the six months ended June 28, 2026 and June 29, 2025, respectively.

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
As of June 28, 2026 and December 28, 2025, the Company held fixed income securities, derivative assets and derivative liabilities that were required to be measured at fair value on a recurring basis. Fixed income securities consist of investments, such as money market funds and commercial paper. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	June 28, 2026			December 28, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Fixed income securities	$254,657	$—	$254,657	$520,889	$—	$520,889
Commodity derivative assets	9,831	—	9,831	9,509	—	9,509
Foreign currency derivative assets	335	—	335	95	—	95
Sales contract derivative assets	630	—	630	—	—	—
Liabilities:			—
Commodity derivative liabilities	(12,956)	—	(12,956)	(1,343)	—	(1,343)
Foreign currency derivative liabilities	(223)	—	(223)	(205)	—	(205)
Sales contract derivative liabilities	—	—	—	—	(2,638)	(2,638)
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
The carrying amounts and estimated fair values of our debt obligations recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	June 28, 2026		December 28, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(899,600)	$(819,698)	$(899,600)	$(831,572)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(792,343)	(763,818)	(791,946)	(775,458)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(669,343)	(703,336)	(917,852)	(988,878)
Fixed-rate senior notes payable at 6.875%, at Level 2 inputs	(492,712)	(540,810)	(492,251)	(555,740)
Live Oak CHP Project PACE Loan at 5.15%, at Level 3 inputs	(20,276)	(18,244)	(19,163)	(18,376)
See “Note 11. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of the Company’s Level 2 fixed-rate debt obligations was based on the quoted market price at June 28, 2026 or December 28, 2025, as applicable.
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
15.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Sales to related parties
JBS Toledo N.V.	$12,076	$10,530	$23,422	$20,645
JBS USA Food Company(a)	12,845	4,963	20,532	9,781
Other related parties	3,166	1,447	5,729	1,740
Total	$28,087	$16,940	$49,683	$32,166

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$40,756	$37,024	$77,888	$73,516
Seara Meats B.V.	17,121	10,662	29,193	37,322
Penasul UK LTD	8,312	10,417	16,295	20,075
JBS Asia Co Limited	4,256	1,667	9,581	3,935
JBS Toledo N.V.	4,822	—	4,822	—
Other related parties	1,819	324	4,130	1,035
Total	$77,086	$60,094	$141,910	$135,883

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$36,716	$167,291	$63,903	$185,381
Total	$36,716	$167,291	$63,903	$185,381

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$3,241	$2,299	$8,536	$6,817
Total	$3,241	$2,299	$8,536	$6,817

	June 28, 2026	December 28, 2025
	(In thousands)
Accounts receivable from related parties
JBS Toledo N.V.	$22,030	$10,486
JBS USA Food Company(a)(b)	4,646	1,629
JBS Chile Ltda.	296	—
Other related parties	1,247	1,283
Total	$28,219	$13,398

	June 28, 2026	December 28, 2025
	(In thousands)
Accounts payable to related parties
Seara Meats B.V.	$9,800	$26,686
JBS USA Food Company(a)	7,548	8,346
JBS Asia Co Limited	5,514	—
Penasul UK LTD	4,729	1,156
JBS Toledo N.V.	1,674	—
Other related parties	1,326	7,328
Total	$30,591	$43,516
(a)The Company routinely executes transactions to both purchase products from JBS USA Food Company (“JBS USA”) and sell products to them. As of June 28, 2026, goods purchased and in transit from JBS USA were immaterial and not reflected on our Condensed Consolidated Balance Sheets.
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
Additional information regarding reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026(a)	June 29, 2025(b)	June 28, 2026(c)	June 29, 2025(d)
	(In thousands)
Net sales
U.S.	$2,649,242	$2,820,385	$5,284,640	$5,563,574
Europe	1,389,647	1,371,270	2,741,391	2,602,799
Mexico	587,341	565,710	1,132,832	1,054,001
Total net sales	$4,626,230	$4,757,365	$9,158,863	$9,220,374
(a)In addition to the above third party sales, for the three months ended June 28, 2026, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $20.3 million These sales consisted of fresh products, prepared products and grain.
(b)In addition to the above third party sales, for the three months ended June 29, 2025, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $21.5 million. These sales consisted of fresh products, prepared products and grain.
(c)In addition to the above third party sales, for the six months ended June 28, 2026, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $48.4 million These sales consisted of fresh products, prepared products and grain.
(d)In addition to the above third party sales, for the six months ended June 29, 2025, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $49.2 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Cost of sales
U.S.	$2,452,286	$2,331,143	$4,891,126	$4,686,710
Europe	1,278,722	1,247,137	2,510,115	2,362,362
Mexico	555,470	463,790	1,072,380	901,134
Total cost of sales	$4,286,478	$4,042,070	$8,473,621	$7,950,206

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Gross profit
U.S.	$196,956	$489,242	$393,514	$876,864
Europe	110,925	124,133	231,276	240,437
Mexico	31,871	101,920	60,452	152,867
Total gross profit	$339,752	$715,295	$685,242	$1,270,168

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Selling, general administrative expenses
U.S.	$208,068	$134,255	$317,717	$203,071
Europe	41,675	50,215	94,506	100,836
Mexico	15,360	14,987	33,049	29,329
Total SG&A expenses	$265,103	$199,457	$445,272	$333,236

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Restructuring activities charges
Europe	$8,699	$3,499	$11,464	$20,111

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Operating income
U.S.	$(11,112)	$354,987	$75,798	$673,793
Europe	60,551	70,419	125,306	119,490
Mexico	16,511	86,933	27,402	123,538
Total operating income	65,950	512,339	228,506	$916,821

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Reconciliation of profit or loss (segment operating income)
Total operating income	$65,950	$512,339	$228,506	$916,821
Interest expense, net of capitalized interest	49,860	42,475	87,707	84,213
Interest income	(3,750)	(11,024)	(10,620)	(35,977)
Foreign currency transaction losses (gains)	(1,338)	4,892	(416)	2,839
Miscellaneous, net	(614)	414	(1,777)	(278)
Income before income taxes	21,792	475,582	153,612	866,024
Income tax expense	8,572	119,573	38,942	213,672
Net income	$13,220	$356,009	$114,670	$652,352

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Interest expense
U.S.	$48,970	$41,423	$85,866	$82,636
Europe	674	872	1,429	1,249
Mexico	216	180	412	328
Total interest expense	$49,860	$42,475	$87,707	$84,213

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Interest income
U.S.	$(1,008)	$(5,771)	$(4,040)	$(21,417)
Europe	(2,184)	(1,047)	(5,048)	(3,328)
Mexico	(558)	(4,206)	(1,532)	(11,232)
Total interest income	$(3,750)	$(11,024)	$(10,620)	$(35,977)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Income tax expense
U.S.	$(13,611)	$78,204	$(1,496)	$149,216
Europe	15,244	16,001	30,573	25,923
Mexico	6,939	25,368	9,865	38,533
Total income tax expense	$8,572	$119,573	$38,942	$213,672

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Depreciation and amortization
U.S.	$79,972	$71,148	$154,477	$137,535
Europe	36,598	36,929	74,120	70,066
Mexico	6,736	5,426	13,190	10,421
Total depreciation and amortization	$123,306	$113,503	$241,787	$218,022

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Capital expenditures(a)
U.S.	$203,215	$110,203	$401,679	$182,130
Europe	37,583	32,087	61,366	53,751
Mexico	13,403	17,890	27,377	23,089
Total capital expenditures	$254,201	$160,180	$490,422	$258,970
(a)Capital expenditures incurred include those that were paid out in cash and those that are still outstanding in accounts payable as of the end of the periods.

	June 28, 2026	December 28, 2025
	(In thousands)
Total assets
U.S.	$6,713,247	$7,023,156
Europe	4,326,921	4,376,305
Mexico	1,147,285	1,132,834
Eliminations	(2,157,529)	(2,188,765)
Total assets	$10,029,924	$10,343,530

	June 28, 2026	December 28, 2025
	(In thousands)
Long-lived assets(a)
U.S.	$2,596,536	$2,376,549
Europe	1,021,859	1,040,986
Mexico	399,664	377,164
Eliminations	(3,888)	(3,888)
Total long-lived assets	$4,014,171	$3,790,811
(a)For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Net sales to customers by customer location
U.S.	$2,534,771	$2,721,277	$5,069,677	$5,356,976
Europe	1,363,297	1,349,449	2,691,677	2,562,426
Mexico	602,573	574,284	1,162,088	1,073,028
Asia-Pacific	82,387	75,841	147,287	151,367
Canada, Caribbean and Central America	26,035	18,008	47,819	36,196
Africa	9,905	10,749	24,375	25,631
South America	7,262	7,757	15,940	14,750
Total	$4,626,230	$4,757,365	$9,158,863	$9,220,374
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
The disclosures defined or referenced in Note 21 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025 and Quarterly Report on Form 10-Q for the period ended March 29, 2026 are hereby incorporated by reference herein, as supplemented by the following disclosures:
“Broiler Antitrust Litigation”
On February 11, 2025, the motions to dismiss Phase 2 of the Broiler Antitrust Litigation that had been filed by PPC and other defendants were denied. Phase 2 discovery continued. PPC will continue to defend itself against the Broiler Opt Outs. PPC will seek reasonable settlements with the Broiler Opt Outs where they are available. To date, PPC has incurred expenses of $838.5 million, including $155.4 million in the six months ended June 28, 2026, to cover settlements with various Broiler Opt Outs.
City of Miami Beach Fire and Police Pension Fund, et al. v. JBS Wisconsin Properties, LLC, et al.
A tentative settlement, which was immaterial in amount, was reached on April 10, 2026 between PPC, as nominal defendant, as well as PPC's directors and majority stockholder, JBS Wisconsin Properties LLC and Plaintiffs. The details of the settlement are expected to be memorialized in a formal agreement in due course, and which will, thereafter, be subject to court approval.
SAT’s tax review of Avícola for tax year 2010
During the first quarter of 2026, the appeal as to tax year 2010 was dismissed by the Supreme Court of Mexico. PPC paid $19.6 million as agreed in settlement during the second quarter of 2026. There is no remaining accrual for this matter.
SAT’s tax assessments in connection with PPC’s 2015 acquisition of Tyson de México
PPC appealed the Collegiate (appellate) Court’s March 19, 2025 ruling to the Collegiate Court on April 23, 2025 and the Collegiate Court ruled in PPC’s favor, remanding to the Tax court. The Tax court issued a revised opinion on March 25, 2026 that reaffirmed the assessments against PPC. PPC has filed various pleadings against this new Tax Court ruling. PPC also filed a notice of intent to arbitrate under United States-Mexico-Canada Agreement (“USMCA”). PPC will continue to defend this matter. The amount under appeal for the assessment, including any penalties and interest, is approximately $269.5 million. PPC will seek a reasonable settlement with the tax authority where it is available. The Company has determined the loss is probable and as such has made an accrual of $88.2 million, which is reflected in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of June 28, 2026.
U.K. Revenue & Customs Authority’s review of the 2017 and 2018 tax returns for Onix Investments UK Ltd
The parties signed a settlement agreement on May 22, 2026, in which HMRC agreed that PPC’s appeal should be upheld without variation. HMRC agreed to dismiss its lawsuit against PPC, and will reimburse PPC for its reasonable legal costs.
There have been no other updates or changes in any other material proceedings compared to the audited consolidated financial statements as of and for the year ended December 28, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. We reported net income attributable to Pilgrim’s of $114.8 million, or $0.48 per diluted common share, and income before tax totaling $153.6 million, for the six months ended June 28, 2026. These operating results included net sales of $9.2 billion, gross profit of $685.2 million and $471.8 million of cash provided by operating activities. We generated a consolidated operating margin of 2.5%. For the six months ended June 28, 2026, we generated EBITDA and Adjusted EBITDA of $472.5 million and $668.1 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions

Our business continues to be subject to global inflationary trends as seen during the second quarter of 2026. U.S. inflation increased through May, primarily driven by higher energy costs associated with geopolitical tensions in the Middle East, before moderating in June as energy prices declined. Food inflation remained elevated but relatively contained compared to energy-related price movements. While inflationary pressures eased toward the end of the quarter, ongoing geopolitical developments continue to present risks to the inflation outlook. In the E.U. region, inflation remained above the European Central Bank’s target during the second quarter, largely due to elevated energy prices and their indirect impact on goods and services. Inflation increased during the early part of the quarter and then eased modestly in June as energy price pressures began to moderate. The ECB responded to these inflationary pressures by increasing interest rates in June 2026 while continuing to monitor the effects of higher energy costs on economic growth and consumer prices. In Mexico, inflation generally trended lower during the second quarter following elevated levels in the first quarter, although services inflation remained persistent and economic growth weakened amid reduced domestic demand and continued uncertainty surrounding trade and investment conditions. The Mexican peso appreciated during much of the quarter, supported by monetary policy and a weaker U.S. dollar, but future exchange rate and inflation trends remain subject to uncertainties related to trade policy, economic conditions in the U.S., and global geopolitical developments.
Since its inception the armed conflict involving Iran and the Gulf led, and may continue to lead, to, among other things, increased volatility and higher prices for commodities, such as energy products and freight on input material costs, increased inflation in various countries, disruptions to global trade and supply chains, including key energy transit routes. Actual or threatened disruptions to maritime shipping lanes and other escalating security tensions increased various costs. While the supply constraints related to the conflict did not have a material impact on our costs during the current reporting period, continued and prolonged or expanded hostilities could have a more pronounced effect in future periods. Additionally, the Russia-Ukraine war’s impact on the global feed ingredient and energy markets continues to be less pronounced than during the initial onset of the war, but there remain many risks and uncertainties that may impact global markets.
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

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price
	(In whole dollars)				(In whole pounds sterling)
2026
Second Quarter	4.77	4.07	342.7	299.8	195.0	172.3
First Quarter	4.70	4.20	332.5	286.4	173.7	160.1
2025
Fourth Quarter	4.51	4.11	330.8	264.7	166.8	155.2
Third Quarter	4.32	3.72	297.2	260.7	180.0	136.5
Second Quarter	4.90	4.10	299.6	270.9	173.6	138.2
First Quarter	5.02	4.36	315.8	285.9	185.6	165.0
(a)We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
U.S. commodity market prices for most chicken products during the three months ended June 28, 2026, remained below prior-year levels and the historical five-year average. Boneless breast prices declined through most of the quarter before stabilizing near quarter-end. Supply remained elevated as record egg sets and favorable hatchability during the first quarter supported higher chick placements and increased flock headcounts, particularly in the 6.3 to 7.8 pound weight category. Average liveweights were also modestly higher, contributing to increased production. Per the July 2026 U.S. Department of Agriculture (“USDA”) report on poultry slaughter, estimated industry ready-to-cook production increased approximately 4.5% during the second quarter of 2026 compared to the prior year levels.
U.S. chicken demand remained solid across both retail and foodservice channels during the second quarter of 2026. Chicken continued to offer a favorable value proposition relative to competing proteins amid ongoing pressure on consumer spending. Retail volume growth accelerated to 2.8%, with gains across all major product categories, supported by promotional activity and competitive pricing. In foodservice, operators continued to expand chicken offerings as a value-oriented alternative to higher-priced beef products, with growth led by chicken-focused limited-service restaurant chains.
Export shipment volumes increased approximately 0.3% compared to the prior year, while export pricing remained below prior-year levels. U.S. chicken cold storage inventories ended the quarter approximately 1.1% above prior-year levels and 1.0% above the historical five-year average, reflecting increased industry production. Breast meat inventories remained below prior-year levels, while dark meat inventories declined, driven by lower leg quarter and drum inventories and supported by favorable pricing and export demand. In contrast, thigh meat inventories increased as prices remained elevated throughout the quarter.
Despite solid demand trends, industry supply exceeded expectations during the quarter due to continued productivity improvements, including higher hatchability, increased headcounts, and modestly higher liveweights. As a result, the USDA increased its forecast for second quarter production growth during the quarter, and increased production continued to pressure market prices.
Industry production during the first half of 2026 exceeded expectations, although recent trends indicate moderating growth as egg sets and chick placements have declined from peak levels and liveweights have stabilized. Demand is expected to remain supported by chicken's favorable price position relative to competing proteins, constrained beef supplies, and consumer preference for affordable protein options.
U.K. poultry market conditions remained relatively stable during the second quarter of 2026. Production increased compared to the first quarter as liveweights normalized and flock placements supported supply growth. Poultry headkill remained generally consistent with prior-year levels, while egg placements continued to exceed prior year levels. Chicken prices were relatively stable compared to the first quarter but remained modestly below prior-year levels due to ample supply. Demand remained steady across retail and foodservice channels.
Commodity chicken prices in Mexico remained below prior-year levels during the second quarter of 2026 despite stable consumer demand. Production levels remained elevated as strong bird health and lower mortality rates contributed to increased supply. Lower feed costs, including corn and soybean meal, continued to support production economics, while adequate market supply and low priced competing proteins continued to pressure pricing.
U.K. pork prices remained below prior-year levels during the second quarter of 2026, reflecting ample supply and competitive protein market conditions. Production remained above prior-year levels, supported by favorable slaughter volumes and carcass weights. Across Europe, pork prices continued to face pressure from adequate supply and mixed export demand, although market conditions improved modestly toward quarter-end as production growth moderated.
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
Results of Operations
Three Months Ended June 28, 2026 Compared to the Three Months Ended June 29, 2025
Net sales. Net sales generated in the three months ended June 28, 2026 decreased $131.1 million, or 2.8%, from net sales generated in the three months ended June 29, 2025. The following table provides net sales information:

Sources of net sales	Three Months Ended June 28, 2026	Change from Three Months Ended June 29, 2025		Impact on Change from Three Months Ended June 29, 2025
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$2,649,242	$(171,143)	(6.1)%	0.5%	(6.6)%	—%
Europe	1,389,647	18,377	1.3%	0.9%	(0.1)%	0.5%
Mexico	587,341	21,631	3.8%	17.0%	(24.5)%	11.3%
Total net sales	$4,626,230	$(131,135)	(2.8)%
Factors impacting the year-over-year change in net sales for the three months ended June 28, 2026, by reportable segment are as follows:
•U.S. net sales decreased $171.1 million, or 6.1%, driven by the following factors:
◦Decrease in sales price per pound, reducing net sales by $186.2 million, or 6.6%
▪This decrease was driven primarily by unfavorable market pricing conditions with current year market pricing below historical averages
◦Partially offset by an increase in sales volume of $15.1 million, or 0.5%
•Europe net sales increased $18.4 million, or 1.3%, driven by the following factors:
◦Increase in sales volume of $11.9 million, or 0.9%
◦Favorable impact of foreign currency translation of $7.7 million, or 0.5%
▪This impact was driven by a strengthening of the British pound against the U.S. dollar
◦Partially offset by decrease in sales price per pound of $1.2 million, or 0.1%
•Mexico net sales increased $21.6 million, or 3.8%, driven by the following factors:
◦Favorable impact of foreign currency translation of $63.7 million, or 11.3%
▪This impact was driven by a strengthening of the Mexican peso against the U.S. dollar
◦Increase in sales volume of $96.4 million, or 17.0%
▪Volume increase was driven by market demand and a favorable product mix, with growth in live chicken and processed chicken
◦Partially offset by a decrease in sales price per pound of $138.5 million, or 24.5%
▪This decrease was driven by a decrease in commodity chicken pricing due to greatly improved year-over-year growing conditions resulting in lower mortality rates

Gross profit and cost of sales. Gross profit decreased by $375.5 million, or 52.5%, from $715.3 million generated in the three months ended June 29, 2025 to $339.8 million generated in the three months ended June 28, 2026. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended June 28, 2026	Change from Three Months Ended June 29, 2025		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 28, 2026	June 29, 2025
	(In thousands, except percent data)
Net sales	$4,626,230	$(131,135)	(2.8)%	100.0%	100.0%
Cost of sales	4,286,478	244,408	6.0%	92.7%	85.0%
Gross profit	$339,752	$(375,543)	(52.5)%	7.3%	15.0%

Sources of gross profit	Three Months Ended June 28, 2026	Change from Three Months Ended June 29, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$196,956	$(292,286)	(59.7)%
Europe	110,925	(13,208)	(10.6)%
Mexico	31,871	(70,049)	(68.7)%
Total gross profit	$339,752	$(375,543)	(52.5)%

Sources of cost of sales	Three Months Ended June 28, 2026	Change from Three Months Ended June 29, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,452,286	$121,143	5.2%
Europe	1,278,722	31,585	2.5%
Mexico	555,470	91,680	19.8%
Total cost of sales	$4,286,478	$244,408	6.0%
Factors impacting the year-over-year change in cost of sales for the three months ended June 28, 2026, by reportable segment are as follows:
•U.S. cost of sales increased $121.1 million, or 5.2%, driven by the following factors:
◦Increase in cost per pound sold of $108.7 million, or 4.7%
▪This increase was driven primarily by an increase in live operations costs, grain costs, grower pay, depreciation, utilities, and other operating costs
◦Increase in sales volume of $12.4 million, or 0.5%
•Europe cost of sales increased $31.6 million, or 2.5%, driven by the following factors:
◦Increase in cost per pound sold of $13.9 million, or 1.1%
▪This increase was driven by higher input costs, such as labor and utilities
◦Increase in sales volume of $10.9 million, or 0.9%
◦Unfavorable impact of foreign currency translation of $6.8 million, or 0.5%
▪This impact was driven by a strengthening of the British pound against the U.S. dollar
•Mexico cost of sales increased $91.7 million, or 19.8%, driven by the following factors:
◦Unfavorable impact of foreign currency translation of $60.3 million, or 13.0%
▪This impact was driven by a strengthening of the Mexican peso against the U.S. dollar
◦Increase in sales volume of $79.0 million, or 17.0%
▪This increase was driven by market requirements in mix
◦Partially offset by a decrease in cost per pound sold of $47.6 million, or 10.2%
▪This decrease was primarily driven by lower feed ingredient costs

Operating income and SG&A expense. Operating income decreased by $446.4 million, or 87.1%, from income of $512.3 million generated in the three months ended June 29, 2025 to income of $66.0 million generated in the three months ended June 28, 2026. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended June 28, 2026	Change from Three Months Ended June 30, 2025		Percent of Net Sales
				Three Months Ended
		Amount	Percent	June 28, 2026	June 29, 2025
	(In thousands, except percent data)
Gross profit	$339,752	$(375,543)	(52.5)%	7.3%	15.0%
SG&A expense	265,103	65,646	32.9%	5.7%	4.2%
Restructuring activities	8,699	5,200	148.6%	0.2%	—%
Operating income	$65,950	$(446,389)	(87.1)%	1.4%	10.8%

Sources of operating income	Three Months Ended June 28, 2026	Change from Three Months Ended June 29, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$(11,112)	$(366,099)	(103.1)%
Europe	60,551	(9,868)	(14.0)%
Mexico	16,511	(70,422)	(81.0)%
Total operating income	$65,950	$(446,389)	(87.1)%

Sources of SG&A expense	Three Months Ended June 28, 2026	Change from Three Months Ended June 29, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$208,068	$73,813	55.0%
Europe	41,675	(8,540)	(17.0)%
Mexico	15,360	373	2.5%
Total SG&A expense	$265,103	$65,646	32.9%
Factors impacting SG&A year-over-year changes for the three months ended June 28, 2026 by reportable segment are as follows:
•U.S. SG&A increased $73.8 million, or 55.0%, driven by an increase in legal settlement expense and legal defense costs
•Europe SG&A decreased $8.5 million, or 17%, driven by decreases in incentive compensation expense and marketing costs, partially offset by an increase from the unfavorable impact of foreign currency translation
•Mexico SG&A increased $0.4 million, or 2.5%, driven by the unfavorable impact of foreign currency translation

Sources of restructuring activities charges	Three Months Ended June 28, 2026	Change from Three Months Ended June 29, 2025
		Amount	Percent
	(In thousands, except percent data)
Europe	$8,699	$5,200	148.6%
Factors impacting restructuring activities charges are as follows:
•Europe restructuring activities charges of $8.7 million in the three months ended June 28, 2026 were incurred primarily as a result of severance related to back office consolidation activities

	Three Months Ended June 28, 2026	Change from Three Months Ended June 29, 2025
		Amount	Percent
	(In thousands, except percent data)
Net interest expense	$46,110	$14,659	46.6%
Factors impacting the year-over-year change in net interest expense are as follows:
•Interest expense increased primarily due to the loss on early extinguishment of debt of $17.5 million related to the tender offer on the Senior Notes due 2033, partially offset by a decrease in interest expense on outstanding borrowings due to lower principal amounts outstanding

	Three Months Ended June 28, 2026	Three Months Ended June 29, 2025
	(In thousands, except percent data)
Income tax expense	$8,572	$119,573
Effective tax rate	39.4%	25.1%
Factors impacting the year-over-year change in income tax expense are as follows:
•A decrease in profit before income taxes
Six Months Ended June 28, 2026 Compared to the Six Months Ended June 29, 2025
Net sales. Net sales generated in the six months ended June 28, 2026 decreased $61.5 million, or 0.7%, from net sales generated in the six months ended June 29, 2025. The following table provides net sales information:

Sources of net sales	Six Months Ended June 28, 2026	Change from Six Months Ended June 29, 2025		Impact on Change from Six Months Ended June 29, 2025
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$5,284,640	$(278,934)	(5.0)%	0.6%	(5.6)%	NA
Europe	2,741,391	138,592	5.3%	0.6%	0.9%	3.8%
Mexico	1,132,832	78,831	7.5%	14.5%	(20.4)%	13.4%
Total net sales	$9,158,863	$(61,511)	(0.7)%
Factors impacting net sales year-over-year changes by reportable segment are as follows:
•U.S. net sales decreased $278.9 million, or 5.0%, driven by the following factors:
◦Decrease in sales price per pound of $315.0 million, or 5.6%
▪This decrease was driven primarily by unfavorable market pricing conditions with current year market pricing below historical averages
◦Partially offset by an increase in sales volume of $36.1 million, or 0.6%
•Europe net sales increased $138.6 million, or 5.3%, driven by the following factors:
◦Favorable impact of foreign currency translation of $99.8 million, or 3.8%
▪This impact was driven by a strengthening of the British pound against the U.S. dollar
◦Increase in sales price per pound of $23.7 million, or 0.9%
▪This increase was driven by the pass through of higher input costs, such as labor and utilities
◦Increase in sales volume of $15.1 million, or 0.6%
•Mexico net sales increased $78.8 million, or 7.5% driven by the following factors:
◦Favorable impact of foreign currency translation of $140.2 million, or 13.3%
▪This impact was driven by a strengthening of the Mexican peso against the U.S. dollar
◦Increase in sales volume of $153.2 million, or 14.5%
◦Partially offset by a decrease in sales price per pound of $214.6 million, or 20.3%

▪This decrease was driven by a decrease in commodity chicken pricing
Gross profit and cost of sales. Gross profit decreased by $584.9 million from $1.3 billion generated in the six months ended June 29, 2025 to $685.2 million generated in the six months ended June 28, 2026. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Six Months Ended June 28, 2026	Change from Six Months Ended June 29, 2025		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 28, 2026	June 29, 2025
	(In thousands, except percent data)
Net sales	$9,158,863	$(61,511)	(0.7)%	100.0%	100.0%
Cost of sales	8,473,621	523,415	6.6%	92.5%	86.2%
Gross profit	$685,242	$(584,926)	(46.1)%	7.5%	13.8%

Sources of gross profit	Six Months Ended June 28, 2026	Change from Six Months Ended June 29, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$393,514	$(483,350)	(55.1)%
Europe	231,276	(9,161)	(3.8)%
Mexico	60,452	(92,415)	(60.5)%
Total gross profit	$685,242	$(584,926)	(46.1)%

Sources of cost of sales	Six Months Ended June 28, 2026	Change from Six Months Ended June 29, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$4,891,126	$204,416	4.4%
Europe	2,510,115	147,753	6.3%
Mexico	1,072,380	171,246	19.0%
Total cost of sales	$8,473,621	$523,415	6.6%
Factors impacting cost of sales year-over-year changes by reportable segment are as follows:
•U.S. cost of sales increased $204.4 million, or 4.4%, driven by the following factors:
◦Increase in cost per pound sold of $174.1 million, or 3.8%
▪This increase was driven primarily by an increase in live operations costs, grain costs, grower pay, depreciation, utilities, and other operating costs
◦Increase in sales volume of $30.3 million, or 0.6%
▪This increase was driven by consumer demand
•Europe cost of sales increased $147.8 million, or 6.3%, driven by the following factors:
◦Unfavorable impact of foreign currency translation of $89.4 million, or 3.8%
▪This impact was driven by a strengthening of the British pound against the U.S. dollar
◦Increase in cost per pound sold of $44.8 million, or 1.9%
▪This increase was driven by higher input costs, such as labor and utilities
◦Increase in sales volume of $13.6 million, or 0.6%
•Mexico cost of sales increased $171.2 million, or 19.0% driven by the following factors:
◦Unfavorable impact of foreign currency translation of $132.8 million, or 14.8%
▪This impact was driven by a strengthening of the Mexican peso against the U.S. dollar
◦Increase in sales volume of $131.0 million, or 14.5%
▪This increase was driven by market requirements in mix
◦Partially offset by a decrease in cost per pound sold of $92.6 million, or 10.3%
▪This decrease was driven by a decrease in commodity chicken pricing

Operating income and SG&A expense. Operating income decreased by $688.3 million, or 75.1%, from $916.8 million generated in the six months ended June 29, 2025 to $228.5 million generated in the six months ended June 28, 2026. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Six Months Ended June 28, 2026	Change from Six Months Ended June 29, 2025		Percent of Net Sales
				Six Months Ended
		Amount	Percent	June 28, 2026	June 29, 2025
	(In thousands, except percent data)
Gross profit	$685,242	$(584,926)	(46.1)%	7.5%	13.8%
SG&A expense	445,272	112,036	33.6%	4.8%	3.6%
Restructuring activities	11,464	(8,647)	(43.0)%	0.1%	0.2%
Operating income	$228,506	$(688,315)	(75.1)%	2.5%	9.9%

Sources of operating income	Six Months Ended June 28, 2026	Change from Six Months Ended June 29, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$75,797	$(597,996)	(88.8)%
Europe	125,306	5,816	4.9%
Mexico	27,403	(96,135)	(77.8)%
Total operating income	$228,506	$(688,315)	(75.1)%

Sources of SG&A expense	Six Months Ended June 28, 2026	Change from Six Months Ended June 29, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$317,717	$114,646	56.5%
Europe	94,506	(6,330)	(6.3)%
Mexico	33,049	3,720	12.7%
Total SG&A expense	$445,272	$112,036	33.6%
Factors impacting SG&A year-over-year changes by reportable segment are as follows:
•U.S. SG&A increased $114.6 million, or 56.5%, driven by an increase in legal settlement expense and legal defense costs
•Europe SG&A decreased $6.3 million, or 6.3%, driven by decreases in incentive compensation expense and marketing costs, while also partially offset by the unfavorable impact foreign currency translation
•Mexico SG&A increased $3.7 million, or 12.7%, driven by the unfavorable impact of foreign currency translation

Sources of restructuring activities charges	Six Months Ended June 28, 2026	Change from Six Months Ended June 29, 2025
		Amount	Percent
	(In thousands, except percent data)
Europe	$11,464	$(8,647)	(43.0)%
Factors impacting restructuring activities charges are as follows:
•Europe restructuring activities charges of $11.4 million for the six months ended June 28, 2026 were incurred primarily as a result of severance related to back office consolidation

	Six Months Ended June 28, 2026	Change from Six Months Ended June 29, 2025
		Amount	Percent
	(In thousands, except percent data)
Net interest expense	$77,087	$28,851	59.8%

Factors impacting the year-over-year change in net interest expense are as follows:
•Interest expense increased primarily due to the loss on early extinguishment of debt of $17.5 million related to the tender offer on the Senior Notes due 2033, and lower year-over-year interest income due to a decrease in average cash balances

	Six Months Ended June 28, 2026	Six Months Ended June 29, 2025
	(In thousands, except percent data)
Income tax expense	$38,942	$213,672
Effective tax rate	25.4%	24.7%
Factors impacting the year-over-year change in income tax expense are as follows:
•A decrease in profit before income taxes
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of June 28, 2026:

Sources of Liquidity	Facility Amount			Facility Amount (USD)	Amount Outstanding (USD)	Availability (USD)
				(In millions)
Cash and cash equivalents	NA			NA	NA	$388.8
Borrowing arrangements:
U.S. Credit Facility(a)	USD	850.0	million	$850.0	$—	$846.2
Europe Credit Facility	GBP	150.0	million	198.0	—	198.0
Mexico BBVA Credit Facility	MXN	1.3	billion	72.8	10.6	62.3
Mexico Bajio Credit Facility	MXN	1.5	billion	85.7	—	85.7
Total availability under the borrowing arrangements						$1,192.2
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
On June 26, 2026, Pilgrim's Europe entered into a new £150.0 million multicurrency revolving credit facility that matures in June 2031. Concurrently, Pilgrim's Europe terminated its previously existing revolving credit facility dated June 24, 2022. The new facility may be used for general corporate purposes, working capital requirements and permitted acquisitions. Borrowings bear interest at applicable reference rates plus a leverage-based margin.
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.

Historical Flow of Funds

Cash Flows from Operating Activities	Six Months Ended
	June 28, 2026	June 29, 2025
	(In millions)
Net income	$114.7	$652.4
Net noncash expenses	293.6	220.7
Changes in operating assets and liabilities:
Trade accounts and other receivables	239.4	(75.0)
Inventories	(7.6)	(105.7)
Prepaid expenses and other current assets	(17.5)	(17.4)
Accounts payable, accrued expenses and other current liabilities	(127.6)	(34.6)
Income taxes	(6.7)	8.0
Long-term pension and other postretirement obligations	1.3	(1.5)
Other operating assets and liabilities	(17.7)	(24.8)
Cash provided by operating activities	$471.8	$622.1
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $293.6 million for the six months ended June 28, 2026. Net noncash expense items included depreciation and amortization of $241.8 million, asset impairment of $22.3 million, loss on early extinguishment of debt of $17.6 million, stock-based compensation costs of $11.2 million, deferred income tax benefit of $5.7 million, loan cost amortization of $2.7 million, losses on property disposals of $2.6 million, and accretion of discounts related to Senior Notes of $1.1 million.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $239.4 million source of cash related to operating activities for the six months ended June 28, 2026. This change primarily resulted from the sale of trade receivables. The change in trade accounts and other receivables represented a $75.0 million use of cash related to operating activities for the six months ended June 29, 2025. This change resulted from an increase in trade accounts receivable due to a decrease in discounted accounts receivables and an increase in sales from more favorable market pricing.
The change in inventories represented a $7.6 million use of cash related to operating activities for the six months ended June 28, 2026. This change resulted primarily from increased live inventories due to increased grain costs. The change in inventories represented a $105.7 million use of cash related to operating activities for the six months ended June 29, 2025. This change resulted primarily from increased input costs and an increase in inventories after higher seasonal sales in the U.K. and in anticipation of higher demand over the summer season.
The change in prepaid expenses and other current assets represented a $17.5 million use of cash related to operating activities for the six months ended June 28, 2026. This change resulted primarily from an increase in derivative assets and prepaid IT expenses and grower housing incentives, partially offset by a decrease in prepaid property insurance. The change in prepaid expenses and other current assets represented a $17.4 million use of cash related to operating activities for the six months ended June 29, 2025. This change resulted primarily from an increase in prepaid indirect taxes in our Mexico and Europe reportable segments and prepaid insurance.
The change in accounts payable, accrued expenses and other current liabilities represented a $127.6 million use of cash related to operating activities for the six months ended June 28, 2026. This change resulted primarily from the payment of incentive compensation accrued for in 2025 and decreases in accrued payroll, insurance, and tax expenses, partially offset by an increase in litigation settlement accruals. The change in accounts payable, accrued expenses and other current liabilities represented a $34.6 million use of cash related to operating activities for the six months ended June 29, 2025. This change resulted primarily from the payment of incentive compensation accrued for in 2024 and payments of litigation settlements, partially offset by an increase in the days payables outstanding, and increases in accrued payroll and insurance expenses.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $6.7 million use and $8.0 million source of cash for the six months ended June 28, 2026 and June 29, 2025, respectively.

Cash Flows from Investing Activities	Six Months Ended
	June 28, 2026	June 29, 2025
	(In millions)
Acquisitions of property, plant and equipment	$(465.2)	$(259.3)
Proceeds from property disposals	10.4	2.9
Purchase of acquired business, net of cash acquired	(3.1)	—
Cash used in investing activities	$(457.9)	$(256.4)
Capital expenditures were incurred primarily for growth projects, to improve operational efficiencies, and to reduce costs for the six months ended June 28, 2026. Capital expenditures were incurred primarily for growth projects, to improve operational efficiencies, system enhancement projects, and reduce costs for the six months ended June 29, 2025.
Purchase of acquired business during the six months ended June 28, 2026, is from the equity purchase of Hermitage AI Ltd. from Hermitage Group. For more details, refer to "Note 6. Goodwill and Intangible Assets."

Cash Flows from Financing Activities	Six Months Ended
	June 28, 2026	June 29, 2025
	(In millions)
Payments on revolving line of credit, long-term borrowings and finance lease obligations	$(313.3)	$(90.7)
Proceeds from revolving line of credit and long-term borrowings	73.7	—
Payments on early extinguishment of debt	(14.6)	(2.1)
Payments for dividends	—	(1,495.5)
Cash used in financing activities	$(254.2)	$(1,588.3)
Payments on revolving line of credit, long-term borrowings and finance lease obligations during the six months ended June 28, 2026, are primarily related to the repurchase of its 6.250% Senior Notes due 2033 as well as revolving line of credit and finance lease payments. Proceeds from revolving line of credit and long-term borrowings during the six months ended June 28, 2026, are related to revolving line of credit proceeds in the U.S. and Mexico. Payments on early extinguishment of debt during the six months ended June 28, 2026, are related to fees paid during the repurchase of its 6.250% Senior Notes due 2033.
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

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) costs related to litigation settlements, (2) restructuring activities losses, (3) asset impairment, and (4) net loss attributable to noncontrolling interests, and (5) foreign currency transaction gains. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

Six Months Ended
June 28, 2026
(In thousands)
Net income	$114,670
Add:
Interest expense, net	77,087
Income tax expense	38,942
Depreciation and amortization	241,787
EBITDA	472,486
Add:
Litigation settlements	158,905
Restructuring activities losses	11,464
Asset impairment	25,558
Net loss attributable to noncontrolling interest	130
Minus:
Foreign currency transaction gains	416
Adjusted EBITDA	$668,127

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

	Three Months Ended June 28, 2026
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$809,674	$80,967
Feed ingredient inventory(b)	142,150	14,215
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended June 28, 2026.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of June 28, 2026.

	June 28, 2026
	Amount	Impact of 10% Increase to the Fair Value of Commodity Derivative Assets
	(In thousands)
Net commodity derivative liabilities(a)	$(3,125)	$(313)
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in a change in the fair value of our net commodity derivative position, including margin cash, as of June 28, 2026.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $76.5 million as of June 28, 2026.
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
Net Assets. As of June 28, 2026, our Mexican subsidiaries that are denominated in Mexican peso had net assets of $743.8 million. A 10% weakening in Mexican peso against the U.S. dollar exchange rate would cause a decrease in the net assets of our Mexican subsidiaries by $67.6 million. A 10% strengthening in the Mexican peso against the U.S dollar exchange rate would cause an increase in the net assets of our Mexican subsidiaries of $82.6 million.
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
Net Assets. As of June 28, 2026, our Europe subsidiaries that are denominated in British pounds had net assets of $913.3 million. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our Europe subsidiaries by $83.0 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our Europe subsidiaries of $101.5 million.
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
As of June 28, 2026, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2026, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended June 28, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the second quarter of 2026, the Company completed the final phase of a multi-year implementation of an enterprise resource planning (“ERP”) system. The implementation did not materially affect our internal control over financial reporting during the three months ended June 28, 2026.

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
ITEM 5.    OTHER INFORMATION
None of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended June 28, 2026.
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

10.1
Multicurrency Revolving Facility Agreement, dated as of June 26, 2026, by and among Pilgrim's Shared Services Ltd. and other Pilgrim's subsidiaries, the Governor and Company of the Bank of Ireland, as agent, and the other lenders party thereto.*

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

PILGRIM’S PRIDE CORPORATION

Date: July 29, 2026	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)