Form 10-Q
period 2026-09-27
PILGRIMS PRIDE CORP
filed 2026-10-29
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of September 27, 2026, was 238,112,010

INDEX
PILGRIM’S PRIDE CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 27, 2026	December 28, 2025
	(In thousands)
Cash and cash equivalents	$935,771	$640,235
Restricted cash and cash equivalents	1,186	—
Trade accounts and other receivables, less allowance for credit losses	991,854	1,164,903
Accounts receivable from related parties	19,748	13,398
Inventories	2,074,806	2,031,259
Income taxes receivable	115,739	103,702
Prepaid expenses and other current assets	327,235	272,809
Assets held for sale	—	11,057
Total current assets	4,466,339	4,237,363
Deferred tax assets	28,028	31,211
Other long-lived assets	161,747	113,195
Operating lease assets, net	318,363	257,784
Intangible assets, net	793,192	832,066
Goodwill	1,316,811	1,338,884
Property, plant and equipment, net	3,851,943	3,533,027
Total assets	$10,936,423	$10,343,530

Accounts payable	$1,652,888	$1,588,569
Accounts payable to related parties	49,211	43,516
Revenue contract liabilities	28,609	37,622
Accrued expenses and other current liabilities	1,047,645	1,095,858
Income taxes payable	109,945	123,769
Current maturities of long-term debt	911	924
Total current liabilities	2,889,209	2,890,258
Noncurrent operating lease liabilities, less current maturities	256,276	199,315
Long-term debt, less current maturities	3,404,706	3,093,113
Deferred tax liabilities	465,577	452,326
Other long-term liabilities	32,775	14,787
Total liabilities	7,048,543	6,649,799
Common stock	2,633	2,627
Treasury stock	(544,687)	(544,687)
Additional paid-in capital	2,040,586	2,023,609
Retained earnings	2,477,929	2,245,523
Accumulated other comprehensive loss	(100,843)	(47,022)
Total Pilgrim’s Pride Corporation stockholders’ equity	3,875,618	3,680,050
Noncontrolling interest	12,262	13,681
Total stockholders’ equity	3,887,880	3,693,731
Total liabilities and stockholders’ equity	$10,936,423	$10,343,530
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands, except per share data)
Net sales	$4,653,206	$4,759,342	$13,812,069	$13,979,716
Cost of sales	4,319,534	4,099,958	12,793,155	12,050,164
Gross profit	333,672	659,384	1,018,914	1,929,552
Selling, general and administrative expense	142,169	164,997	587,441	498,233
Restructuring activities	—	1,779	11,464	21,890
Operating income	191,503	492,608	420,009	1,409,429
Interest expense, net of capitalized interest	31,782	38,157	119,489	122,370
Interest income	(1,579)	(9,167)	(12,199)	(45,144)
Foreign currency transaction losses	1,304	5,169	888	8,008
Miscellaneous, net	(298)	(2,931)	(2,075)	(3,209)
Income before income taxes	160,294	461,380	313,906	1,327,404
Income tax expense	43,977	118,319	82,919	331,991
Net income	116,317	343,061	230,987	995,413
Less: Net income (loss) attributable to noncontrolling interest	(1,289)	248	(1,419)	1,047
Net income attributable to Pilgrim’s Pride Corporation	$117,606	$342,813	$232,406	$994,366

Weighted average shares of Pilgrim’s Pride Corporation common stock outstanding:
Basic	238,105	237,546	237,915	237,387
Effect of dilutive common stock equivalents	928	980	897	1,024
Diluted	239,033	238,526	238,812	238,411

Net income attributable to Pilgrim’s Pride Corporation per share of common stock outstanding:
Basic	$0.49	$1.44	$0.98	$4.19
Diluted	$0.49	$1.44	$0.97	$4.17
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Net income	$116,317	$343,061	$230,987	$995,413
Other comprehensive income (loss):
Foreign currency translation adjustment:
Gains (losses) arising during the period	1,419	(41,412)	(54,258)	284,515
Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	(266)	(2,548)	182	(804)
Reclassification to net earnings for losses realized	178	734	122	2,016
Available-for-sale securities:
Losses arising during the period	(17)	(7)	(51)	(94)
Income tax effect	4	12	12	35
Reclassification to net earnings for losses realized	—	8	51	110
Income tax effect	—	(2)	(12)	(27)
Defined benefit plans:
Gains (losses) arising during the period	1,473	(2,506)	255	(1,995)
Income tax effect	(372)	618	(40)	393
Reclassification to net earnings of gains realized	(34)	(83)	(107)	(1,610)
Income tax effect	8	20	25	395
Total other comprehensive income (loss), net of tax	2,393	(45,166)	(53,821)	282,934
Comprehensive income	118,710	297,895	177,166	1,278,347
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,289)	248	(1,419)	1,047
Comprehensive income attributable to Pilgrim’s Pride Corporation	$119,999	$297,647	$178,585	$1,277,300
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended September 27, 2026	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 28, 2025	262,688	$2,627	(25,142)	$(544,687)	$2,023,609	$2,245,523	$(47,022)	$13,681	$3,693,731
Net income	—	—	—	—	—	232,406	—	(1,419)	230,987
Other comprehensive loss, net of tax	—	—	—	—	—	—	(53,821)	—	(53,821)
Stock-based compensation plans:
Common stock issued under compensation plans	565	6	—	—	(6)	—	—	—	—
Requisite service period recognition	—	—	—	—	16,983	—	—	—	16,983
Balance at September 27, 2026	263,253	$2,633	(25,142)	$(544,687)	$2,040,586	$2,477,929	$(100,843)	$12,262	$3,887,880

Three Months Ended September 27, 2026	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 28, 2026	263,062	$2,631	(25,142)	$(544,687)	$2,034,816	$2,360,323	$(103,236)	$13,551	$3,763,398
Net income	—	—	—	—	—	117,606	—	(1,289)	116,317
Other comprehensive income, net of tax	—	—	—	—	—	—	2,393	—	2,393
Stock-based compensation plans:
Common stock issued under compensation plans	191	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	5,772	—	—	—	5,772
Balance at September 27, 2026	263,253	$2,633	(25,142)	$(544,687)	$2,040,586	$2,477,929	$(100,843)	$12,262	$3,887,880

Nine Months Ended September 28, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 29, 2024	262,263	$2,623	(25,142)	$(544,687)	$1,994,259	$3,157,511	$(370,300)	$13,990	$4,253,396
Net income	—	—	—	—	—	994,366	—	1,047	995,413
Other comprehensive income, net of tax	—	—	—	—	—	—	282,934	—	282,934
Stock-based compensation plans:
Common stock issued under compensation plans	425	4	—	—	(4)	—	—	—	—
Requisite service period recognition	—	—	—	—	19,575	—	—	—	19,575
Special cash dividend	—	—	—	—	—	(1,994,347)	—	—	(1,994,347)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1,294)	(1,294)
Balance at September 28, 2025	262,688	$2,627	(25,142)	$(544,687)	$2,013,830	$2,157,530	$(87,366)	$13,743	$3,555,677

Three Months Ended September 28, 2025	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at June 29, 2025	262,521	$2,625	(25,142)	$(544,687)	$2,008,442	$2,313,567	$(42,200)	$14,789	$3,752,536
Net income	—	—	—	—	—	342,813	—	248	343,061
Other comprehensive loss, net of tax	—	—	—	—	—	—	(45,166)	—	(45,166)
Stock-based compensation plans:
Common stock issued under compensation plans	167	2	—	—	(2)	—	—	—	—
Requisite service period recognition	—	—	—	—	5,390	—	—	—	5,390
Special cash dividend	—	—	—	—	—	(498,850)	—	—	(498,850)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1,294)	(1,294)
Balance at September 28, 2025	262,688	$2,627	(25,142)	$(544,687)	$2,013,830	$2,157,530	$(87,366)	$13,743	$3,555,677
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 27, 2026	September 28, 2025
	(In thousands)
Cash flows from operating activities:
Net income	$230,987	$995,413
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	365,010	334,448
Asset impairment	22,263	844
Deferred income tax expense (benefit)	21,654	(34,042)
Stock-based compensation	16,983	19,575
Loss on early extinguishment of debt recognized as a component of interest expense	16,327	573
Loss on property disposals	5,209	2,855
Loan cost amortization	3,817	3,718
Accretion of discount related to Senior Notes	1,669	1,796
Changes in operating assets and liabilities:
Trade accounts and other receivables	154,564	(84,675)
Inventories	(64,632)	(138,932)
Prepaid expenses and other current assets	(54,864)	(34,558)
Accounts payable, accrued expenses and other current liabilities	16,435	(42,442)
Income taxes	(27,163)	95,827
Long-term pension and other postretirement obligations	2,618	(245)
Other operating assets and liabilities	(26,690)	(39,715)
Cash provided by operating activities	684,187	1,080,440
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(682,072)	(441,146)
Proceeds from property disposals	11,718	4,143
Business acquisitions	(3,073)	—
Cash used in investing activities	(673,427)	(437,003)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	709,308	—
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(399,770)	(114,772)
Payment on early extinguishment of debt	(14,548)	(2,120)
Payments of capitalized loan costs	(6,464)	—
Payments for dividend	—	(1,994,347)
Purchase of noncontrolling interest	—	(1,294)
Cash provided by (used in) financing activities	288,526	(2,112,533)
Effect of exchange rate changes on cash and cash equivalents	(2,564)	41,281
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	296,722	(1,427,815)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	640,235	2,043,158
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$936,957	$615,343
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest food companies in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. Pilgrim’s is primarily a chicken producer, with pork and lamb operations in the U.K. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the countries listed above. Additionally, the Company exports chicken and pork products (from its U.K. operations) to over 120 countries. Our fresh products consist of refrigerated whole or cut-up chicken, selected chicken parts that are either marinated or non-marinated, primary pork cuts, added value pork, pork ribs, and lamb products. The Company’s prepared products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, processed sausages, bacon, smoked meat, gammon joints, pre-packed meats, sandwich and deli counter meats and meatballs. The Company’s other products include plant-based protein offerings, ready-to-eat meals, multi-protein frozen foods, vegetarian foods and desserts. The Company also provides direct-to-consumer meals and hot food to-go solutions in the U.K. and the Republic of Ireland. We operate feed mills, hatcheries, processing plants and distribution centers in 14 U.S. states, the U.K., Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. As of September 27, 2026, JBS N.V., through its indirect wholly-owned subsidiaries (collectively, “JBS”), beneficially owned 82.1% of the Company’s outstanding common stock.
Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 27, 2026 are not necessarily indicative of the results that may be expected for the year ending December 27, 2026. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 28, 2025.
The Company operates on the basis of a 52/53 week fiscal year ending on the Sunday falling on or before December 31. Any reference we make to a particular year (for example, 2026) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year. The nine months ended September 27, 2026 represents the period from December 29, 2025 through September 27, 2026. The nine months ended September 28, 2025 represents the period from December 30, 2024 through September 28, 2025.
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
The functional currency of the Company’s U.S. operations and certain holding-company subsidiaries in Luxembourg, the U.K., Malta and the Republic of Ireland is the U.S. dollar. The functional currency of its U.K. operations is the British pound. The functional currency of the Company’s operations in France, the Netherlands and the Republic of Ireland is the euro. The functional currency of the Company’s operations in Mexico is the Mexican peso.

Walkers Sale and Purchase Agreement
On August 14, 2026, the Company entered into a sale and purchase agreement (the “SPA”) with Samworth Brothers Limited, a company incorporated in England and Wales (the “Seller”). Pursuant to the SPA, a wholly-owned subsidiary of the Company, Onix Investments UK Limited, a company incorporated in England and Wales (the “Designated Buyer”), has agreed to acquire the entire issued share capital of Walkers Deli & Sausage Company Limited (“Walkers”), a wholly-owned subsidiary of the Seller that conducts the Seller’s pork products business in the U.K. The aggregate purchase price for the acquisition is £141.5 million (or approximately $191.9 million based on a USD to GBP exchange rate of 1.36 as of August 13, 2026), to be paid by the Designated Buyer (or, failing which, by the Company) in cash upon closing, subject to certain routine closing adjustments with respect to working capital and net indebtedness. Closing is expected to occur early in 2027.
Recent Accounting Pronouncements Not Yet Adopted as of September 27, 2026
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures for certain costs and expenses to help investors better understand major components of an entity’s income statement. The guidance requires additional disclosures for costs and expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The provisions of the new guidance will be effective for annual reporting years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company plans to adopt this guidance as it becomes effective and is assessing the impacts on our Consolidated Financial Statements.
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
Disaggregated Revenue
Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended September 27, 2026
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$2,044,077	$372,939	$130,517	$132,601	$2,680,134
Europe	454,222	761,824	139,188	18,779	1,374,013
Mexico	499,513	62,145	—	37,401	599,059
Total net sales	$2,997,812	$1,196,908	$269,705	$188,781	$4,653,206

	Three Months Ended September 28, 2025
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$2,285,301	$351,242	$119,827	$80,243	$2,836,613
Europe	441,162	796,788	154,545	—	1,392,495
Mexico	439,265	60,887	—	30,082	530,234
Total net sales	$3,165,728	$1,208,917	$274,372	$110,325	$4,759,342

	Nine Months Ended September 27, 2026
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$6,218,011	$1,069,440	$347,238	$330,085	$7,964,774
Europe	1,356,838	2,276,326	447,718	34,522	4,115,404
Mexico	1,430,314	198,912	—	102,665	1,731,891
Total net sales	$9,005,163	$3,544,678	$794,956	$467,272	$13,812,069

	Nine Months Ended September 28, 2025
	(In thousands)
	Fresh	Prepared	Export	Other (a)	Total
U.S.	$6,829,130	$983,630	$328,630	$258,797	$8,400,187
Europe	1,178,340	2,350,310	424,693	41,951	3,995,294
Mexico	1,332,735	167,216	—	84,284	1,584,235
Total net sales	$9,340,205	$3,501,156	$753,323	$385,032	$13,979,716
(a)Included in Other sales shown above are sales of commodity grains and protein byproducts
Additional disaggregation of revenue by sales channel is provided below:

	Three Months Ended September 27, 2026
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,494,425	$909,515	$130,517	$145,677	$2,680,134
Europe	818,569	240,178	139,188	176,078	1,374,013
Mexico(a)	165,219	269,447	—	164,393	599,059
Total net sales	$2,478,213	$1,419,140	$269,705	$486,148	$4,653,206

	Three Months Ended September 28, 2025
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$1,565,285	$1,051,877	$119,827	$99,624	$2,836,613
Europe	851,509	242,759	154,545	143,682	1,392,495
Mexico(a)	147,572	232,642	—	150,020	530,234
Total net sales	$2,564,366	$1,527,278	$274,372	$393,326	$4,759,342

	Nine Months Ended September 27, 2026
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$4,505,685	$2,728,543	$347,238	$383,308	$7,964,774
Europe	2,488,330	738,772	447,718	440,584	4,115,404
Mexico(a)	483,483	765,983	—	482,425	1,731,891
Total net sales	$7,477,498	$4,233,298	$794,956	$1,306,317	$13,812,069

	Nine Months Ended September 28, 2025
	(In thousands)
	Retail	Foodservice	Export	Other	Total
U.S.	$4,638,890	$3,135,145	$328,630	$297,522	$8,400,187
Europe	2,473,737	700,026	424,693	396,838	3,995,294
Mexico(a)	413,559	716,996	—	453,680	1,584,235
Total net sales	$7,526,186	$4,552,167	$753,323	$1,148,040	$13,979,716
(a)Included in Mexico’s foodservice channel are sales to wholesale public meat markets that typically sell product on to foodservice customers. Included in Mexico’s other channel are sales to live chicken markets.
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
Changes in the revenue contract liabilities balance are as follows (in thousands):

Balance as of December 28, 2025	$37,622
Revenue recognized	(19,410)
Cash received, excluding amounts recognized as revenue during the period	10,319
Currency translation	78
Balance as of September 27, 2026	$28,609
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

3.     DERIVATIVE FINANCIAL INSTRUMENTS
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	September 27, 2026	December 28, 2025
	(In thousands)
Fair values:
Commodity derivative assets	$17,323	$9,509
Commodity derivative liabilities	(8,249)	(1,343)
Foreign currency derivative assets	1,660	95
Foreign currency derivative liabilities	(138)	(205)
Sales contract derivative liabilities	(4,826)	(2,638)
Cash collateral posted with brokers(a)	1,186	—
Margin cash payable(a)	—	(3,886)
Derivatives coverage(b):
Corn	12.5%	11.6%
Soybean meal	13.0%	13.8%
Period through which stated percent of needs are covered:
Corn	December 2027	December 2026
Soybean meal	July 2027	December 2026
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
The following table presents the gains and losses of each derivative instrument held by the Company not designated or qualifying as hedging instruments:

	Three Months Ended		Nine Months Ended
Type of Contract (a)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	Affected Line Item in the Condensed Consolidated Statements of Income
	(In thousands)
Commodity derivatives	$16,824	$7,260	$12,080	$(14,744)	Cost of sales
Sales contract derivatives	(5,457)	(5,527)	(2,188)	(2,299)	Net sales
Foreign currency derivatives	1,592	—	1,592	—	Foreign currency transaction losses
Total	$12,959	$1,733	$11,484	$(17,043)
(a)Amounts represent income (expenses) related to results of operations.
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Foreign currency derivatives	$(268)	$(2,504)	$178	$(846)

	Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended September 27, 2026		Three Months Ended September 28, 2025
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,653,206	$4,319,534	$4,759,342	$4,099,958
Impact from cash flow hedging instruments:
Foreign currency derivatives	(243)	(65)	(734)	—
(a)Amounts represent income (expenses) related to net sales.
(b)Amounts represent expenses (income) related to cost of sales.

	Gains (Losses) Reclassified from AOCI into Income
	Nine Months Ended September 27, 2026		Nine Months Ended September 28, 2025
	Net sales(a)	Cost of sales(b)	Net sales(a)	Cost of sales(b)
	(In thousands)
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$13,812,069	$12,793,155	$13,979,716	$12,050,164
Impact from cash flow hedging instruments:
Foreign currency derivatives	(223)	(101)	(2,047)	(31)
(a)Amounts represent income (expenses) related to net sales.
(b)Amounts represent expenses (income) related to cost of sales.
At September 27, 2026, there was a $1.2 million pre-tax deferred net loss on foreign currency derivatives recorded in AOCI that is expected to be reclassified to the Condensed Consolidated Statements of Income during the next twelve months. This expectation is based on the anticipated settlements on the hedged investments in foreign currencies that will occur over the next twelve months, at which time the Company will recognize the deferred loss to earnings.
4.    TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for credit losses, consisted of the following:

	September 27, 2026	December 28, 2025
	(In thousands)
Trade accounts receivable	$930,222	$1,109,218
Notes receivable from third parties	10,164	10,111
Other receivables	58,649	52,690
Receivables, gross	999,035	1,172,019
Allowance for credit losses (a)	(7,181)	(7,116)
Receivables, net	$991,854	$1,164,903

Accounts receivable from related parties(b)	$19,748	$13,398
(a)Activity in the allowance for credit losses was immaterial in the nine months ended September 27, 2026.
(b)Additional information regarding accounts receivable from related parties is included in “Note 15. Related Party Transactions.”
In June 2023, the Company and JBS USA Food Company (“JBS USA”) jointly entered into a receivables purchase agreement with a bank for an uncommitted facility with no recourse to the Company or JBS USA. At September 27, 2026, the maximum capacity of the facility was $495.0 million. Under the facility, the Company may sell eligible trade receivables in exchange for cash. Transfers under the agreement are recorded as a sale under ASC 860, Broad Transactions – Transfers and Servicing. At the transfer date, the Company receives cash equal to the face value of the receivables sold less a fee based on the current Secured Overnight Financing Rate (“SOFR”) plus an applicable margin applied over the customer payment term. The fees are immaterial.
5.     INVENTORIES
Inventories consisted of the following:

	September 27, 2026	December 28, 2025
	(In thousands)
Raw materials and work-in-process	$1,248,107	$1,191,188
Finished products	626,767	644,792
Operating supplies	89,904	85,164
Maintenance materials and parts	110,028	110,115
Total inventories	$2,074,806	$2,031,259

6.     GOODWILL AND INTANGIBLE ASSETS
The activity in goodwill by segment for the nine months ended September 27, 2026 was as follows:

	December 28, 2025	Currency Translation	September 27, 2026
	(In thousands)
U.S.	$41,936	$—	$41,936
Europe	1,183,920	(23,454)	1,160,466
Mexico	113,028	1,381	114,409
Total	$1,338,884	$(22,073)	$1,316,811
Intangible assets consisted of the following:

	December 28, 2025	Additions	Amortization	Currency Translation	September 27, 2026
	(In thousands)
Cost:
Trade names not subject to amortization	$613,536	$—	$—	$(11,694)	$601,842
Trade names subject to amortization	114,762	—	—	(753)	114,009
Customer relationships	456,415	1,122	—	(5,656)	451,881
Accumulated amortization:
Trade names	(66,052)	—	(1,007)	(1,765)	(68,824)
Customer relationships	(286,595)	—	(7,546)	(11,575)	(305,716)
Intangible assets, net	$832,066	$1,122	$(8,553)	$(31,443)	$793,192
On January 13, 2026, the Company acquired 100% of the equity of Hermitage AI Ltd. from Hermitage Group for £2.3 million, or about $3.1 million. The acquisition was funded with cash on hand. Transaction costs were immaterial and expensed as incurred. The fair value of the net assets acquired was £1.4 million. During the three months ended September 27, 2026, the Company identified customer relationship intangible assets that had previously been included in goodwill as part of the preliminary purchase price allocation for the acquisition completed in January 2026. Accordingly, $1.1 million was reclassified from goodwill to customer relationship intangible assets and is reflected in additions in the table above.
Intangible assets are amortized over the estimated useful lives of the assets as follows:

Customer relationships	3-18 years
Trade names subject to amortization	15-20 years
At September 27, 2026, the Company assessed if events or changes in circumstances indicated that any asset group-level carrying amounts of its intangible assets might not be recoverable. The Company will perform its annual tests of recoverability of all goodwill and trade names not subject to amortization in the fourth quarter of 2026, which if there were to be an impairment, could be material.
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	September 27, 2026	December 28, 2025
	(In thousands)
Land	$221,977	$220,462
Buildings	2,534,259	2,445,820
Machinery and equipment	4,727,673	4,417,923
Autos and trucks	139,548	137,293
Finance lease assets	4,233	4,990
Construction-in-progress	655,861	667,315
PP&E, gross	8,283,551	7,893,803
Accumulated depreciation	(4,431,608)	(4,360,776)
PP&E, net	$3,851,943	$3,533,027

The Company recognized depreciation expense of $114.7 million and $108.0 million during the three months ended September 27, 2026 and September 28, 2025, respectively. The Company recognized depreciation expense of $340.2 million and $309.6 million during the nine months ended September 27, 2026 and September 28, 2025, respectively.
During the nine months ended September 27, 2026, the Company incurred $691.7 million on capital projects and transferred $643.2 million of completed projects from construction-in-progress to depreciable assets. During the nine months ended September 28, 2025, the Company incurred $437.3 million on capital projects and transferred $259.3 million of completed projects from construction-in-progress to depreciable assets. Capital expenditures in accounts payable and accrued expenses for the periods ended September 27, 2026 and December 28, 2025 were $48.7 million and $40.2 million, respectively.
During the three and nine months ended September 27, 2026, the Company sold certain PP&E for $1.3 million and $11.7 million, respectively, in cash and recognized a net loss of $2.6 million and $5.2 million, respectively, on these sales. During the three and nine months ended September 28, 2025, the Company sold certain PP&E for $1.2 million and $4.1 million, respectively, in cash and recognized a net loss of $0.9 million and $2.9 million, respectively, on these sales.
The Company has closed or idled various other facilities in the U.S. and in the U.K. The Board of Directors has not determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. As of September 27, 2026, the carrying amounts of these idled assets totaled $15.9 million based on a depreciable value of $82.6 million and accumulated depreciation of $66.7 million. During the nine months ended September 27, 2026, the Company recognized impairment losses on PP&E of $22.3 million due to the announced closure of a plant in Chattanooga, TN and the completion of a plant conversion project in Russellville, AL due to a change in product mix that required the installation of new equipment and replacement of certain existing equipment. These losses were recognized in Cost of sales in the Condensed Consolidated Statement of Income for the nine months ended September 27, 2026.
As of September 27, 2026, the Company assessed if events or changes in circumstances indicated that the asset group-level carrying amounts of its PP&E held for use might not be recoverable. There were no indicators present that required the Company to test the recoverability of the asset group-level carrying amounts of its PP&E held for use at that date.
8.    CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	September 27, 2026	December 28, 2025
	(In thousands)
Accounts payable:
Trade accounts payable	$1,531,970	$1,400,186
Book overdrafts	98,858	160,068
Other payables	22,060	28,315
Total accounts payable	1,652,888	1,588,569
Accounts payable to related parties(a)	49,211	43,516
Revenue contract liabilities(b)	28,609	37,622
Accrued expenses and other current liabilities:
Compensation and benefits	281,071	367,035
Accrued sales rebates	132,828	135,108
Taxes	126,106	60,577
Litigation settlements(c)	92,156	152,940
Insurance and self-insured claims	87,322	104,009
Current maturities of operating lease liabilities	64,612	59,630
Interest and debt-related fees	60,285	64,947
Derivative liabilities(d)	13,213	8,072
Other accrued expenses	190,052	143,540
Total accrued expenses and other current liabilities	1,047,645	1,095,858
Total	$2,778,353	$2,765,565
(a)Additional information regarding accounts payable to related parties is included in “Note 15. Related Party Transactions.”

(b)Additional information regarding revenue contract liabilities is included in “Note 2. Revenue Recognition.”
(c)Additional information regarding litigation settlements is included in “Note 17. Commitments and Contingencies.” These amounts may include accruals for both negotiated settlements and reasonable estimates for probable losses.
(d)Additional information regarding derivative liabilities is included in “Note 3. Derivative Financial Instruments.”
9.    SUPPLIER FINANCE PROGRAMS
The Company maintains supplier finance programs, under which we agree to pay for invoices that are confirmed as valid under the program from participating suppliers to a financing entity. Maturity dates are generally between 65-120 days and we pay either the supplier or the financing entity depending on the supplier’s election. We do not have an economic interest in a supplier’s participation in the program or a direct financial relationship with the financial institution funding the program. As of September 27, 2026 and December 28, 2025, the outstanding balance of confirmed invoices was $248.7 million and $209.4 million respectively and are included in Accounts payable in the Condensed Consolidated Balance Sheets.
10.    INCOME TAXES
The Company recorded income tax expense of $82.9 million, a 26.4% effective tax rate, for the nine months ended September 27, 2026, compared to income tax expense of $332.0 million, a 25.0% effective tax rate, for the nine months ended September 28, 2025. The decrease in income tax expense in 2026 resulted primarily from the decrease in profit before income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 27, 2026, the Company did not believe it had sufficient positive evidence to conclude that a portion of its foreign net deferred tax assets are more likely than not to be realized.
For the nine months ended September 27, 2026 and September 28, 2025, there are immaterial tax effects reflected in other comprehensive income.
For the nine months ended September 27, 2026 and September 28, 2025, there are immaterial tax effects reflected in income tax expense due to excess tax windfalls and shortfalls related to stock-based compensation.
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

	Maturity	September 27, 2026	December 28, 2025
		(In thousands)
Euro Senior notes payable, net of discount, at 4.75%	2034	$568,788	$—
Senior notes payable, net of discount, at 6.875%	2034	492,942	492,251
Senior notes payable, net of discount, at 6.25%	2033	669,456	917,852
Senior notes payable, net of discount, at 3.50%	2032	889,592	899,600
Senior notes payable, net of discount, at 4.25%	2031	792,541	791,946
U.S. Credit Facility (defined below) at SOFR plus 1.35%	2028	—	—
Europe Credit Facility (defined below) with notes payable at SONIA plus 1.00%	2031	—	—
Mexico BBVA Credit Facility (defined below) with notes payable at TIIE plus 1.35%	2028	—	—
Mexico Bajio Credit Facility (defined below) with notes payable at TIIE plus 1.41%	2030	—	—
Live Oak CHP Project PACE Loan 5.15%	2053	20,276	19,163
Finance lease obligations	Various	959	1,389
Long-term debt		3,434,555	3,122,201
Less: Current maturities of long-term debt		(911)	(924)
Long-term debt, less current maturities		3,433,644	3,121,277
Less: Capitalized financing costs		(28,938)	(28,164)
Long-term debt, less current maturities, net of capitalized financing costs		$3,404,706	$3,093,113
The future minimum principal payments due in each of the next five fiscal years as of September 27, 2026, related to the Live Oak CHP Project PACE Loan, are $0.3 million.
Debt Repurchases and Extinguishments
In the nine months ended September 27, 2026, the Company repurchased $250.0 million of outstanding principal of the Senior Notes due 2033 through a tender offer and $10.0 million of outstanding principal of the Senior Notes due 2032 through open market repurchases, resulting in $12.9 million gross realized losses recognized. The gross realized losses on early extinguishment of debt are recognized in interest expense. The original discount and capitalized financing costs associated with the amounts repurchased are immaterial and are combined with the gross losses on early extinguishment of debt, along with a nominal amount of transaction fees.
4.75% Euro Senior Notes due 2034
On September 23, 2026, the Company completed a sale of €500.0 million aggregate principal amount of its 4.75% unsecured, unregistered senior notes due 2034. The proceeds of which will be used for general corporate purposes, including to fund the consideration in connection with the acquisition of Walkers and to pay related costs and expenses. The issuance price of this offering was 99.866%, which created gross proceeds of €499.3 million before transaction costs. The €0.7 million discount will be amortized over the remaining life of the notes. The notes bear interest at a rate of 4.75% per annum from the date of issuance until maturity, payable annually in January, commencing January 23, 2027. The outstanding principal amount of the euro-denominated notes, translated into U.S. dollars using period-end exchange rates, are reflected in the table above.

Credit Facilities
The following table presents the key terms of our available credit facilities:

Facility	Limit			Maturity	Rate Basis	Availability (USD)
U.S. Credit Facility(a)	USD	850.0	million	2028	SOFR + 1.35%	$846.2	million
Europe Credit Facility	GBP	150.0	million	2031	SONIA + 1.00%	198.7	million
Mexico BBVA Credit Facility	MXN	1.3	billion	2028	TIIE +1.35%	72.1	million
Mexico Bajio Credit Facility	MXN	1.5	billion	2030	TIIE +1.41%	84.8	million
						$1,201.8	million
(a)Availability under the U.S. Credit Facility may be reduced by outstanding letters of credit.
Europe Credit Facilities
On June 26, 2026, Pilgrim’s Europe entered into a £150.0 million multicurrency revolving credit facility that matures in June 2031. Concurrently, Pilgrim’s Europe terminated its previously existing revolving credit facility dated June 24, 2022. The new facility may be used for general corporate purposes, working capital requirements and permitted acquisitions. Borrowings bear interest at applicable reference rates plus a leverage-based margin.
12.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables provide information regarding the changes in accumulated other comprehensive loss:

	Nine Months Ended September 27, 2026
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(13,218)	$(1,475)	$(32,312)	$(17)	$(47,022)
Other comprehensive income (loss) before reclassifications	(54,258)	178	215	(39)	(53,904)
Amounts reclassified from accumulated other comprehensive loss (income) to net income	—	122	(82)	39	79
Currency translation	—	4	—	—	4
Net current period other comprehensive income (loss)	(54,258)	304	133	—	(53,821)
Balance, end of period	$(67,476)	$(1,171)	$(32,179)	$(17)	$(100,843)

	Nine Months Ended September 28, 2025
	Losses Related to Foreign Currency Translation	Losses on Derivative Financial Instruments Classified as Cash Flow Hedges	Losses Related to Pension and Other Postretirement Benefits	Losses on Available-for-Sale Securities	Total
	(In thousands)
Balance, beginning of period	$(337,243)	$(2,007)	$(31,028)	$(22)	$(370,300)
Other comprehensive income (loss) before reclassifications	284,515	(846)	(1,754)	(59)	281,856
Amounts reclassified from accumulated other comprehensive loss (income) to net income	—	2,016	(1,215)	83	884
Currency translation	—	42	152	—	194
Net current period other comprehensive income (loss)	284,515	1,212	(2,817)	24	282,934
Balance, end of period	$(52,728)	$(795)	$(33,845)	$2	$(87,366)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Nine Months Ended September 27, 2026	Nine Months Ended September 28, 2025	Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	(In thousands)
Realized losses on settlement of foreign currency derivatives classified as cash flow hedges	$(222)	$(2,047)	Net sales
Realized gains on settlement of foreign currency derivatives classified as cash flow hedges	100	31	Cost of sales
Realized losses on sale of securities	(51)	(110)	Interest income
Realized gains on settlement of pension obligations from plan termination	—	1,611	Miscellaneous, net
Amortization of pension and other postretirement plan actuarial gains (losses)(b)	107	(1)	Miscellaneous, net
Total before tax	(66)	(516)
Tax expense	(13)	(368)
Total reclassification for the period	$(79)	$(884)
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

13.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans in the U.K., such as the Tulip Limited Pension Plan and the Geo Adams Group Pension Fund, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plan. Expenses recognized under all retirement plans totaled $7.7 million and $8.6 million in the three months ended September 27, 2026 and September 28, 2025, respectively, and $25.6 million and $24.7 million in the nine months ended September 27, 2026 and September 28, 2025, respectively.
The Company used a quarter-end measurement date of September 27, 2026 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
Net Periodic Benefit Costs
Net defined benefit pension and other postretirement costs included the following components:

	Three Months Ended				Nine Months Ended
	September 27, 2026		September 28, 2025		September 27, 2026		September 28, 2025
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)				(In thousands)
Interest cost	$1,571	$12	$1,607	$13	$4,736	$31	$4,675	$35
Estimated return on plan assets	(1,930)	—	(2,075)	—	(5,770)	—	(5,980)	—
Settlement gains	—	—	—	—	—	—	(1,611)	—
Expenses paid from assets	137	—	116	—	365	—	346	—
Amortization of net gain	(39)	(1)	(88)	—	(121)	(1)	(13)	(1)
Amortization of past service cost	5	—	4	—	14	—	13	—
Net costs (income)(a)	$(256)	$11	$(436)	$13	$(776)	$30	$(2,570)	$34
(a)Net costs are included in the line item Miscellaneous, net on the Condensed Consolidated Statements of Income.
During the nine months ended September 27, 2026, the Company contributed $3.3 million to our pension programs. We anticipate making additional contributions of approximately $0.1 million during the remainder of 2026. The Company contributed $3.3 million to our pension programs during the nine months ended September 28, 2025.
Remeasurement
The Company remeasures both plan assets and obligations on a quarterly basis.
Defined Contribution Plans
The Company sponsors two defined contribution retirement savings plans in the U.S. reportable segment for eligible U.S. and Puerto Rico employees. The Company maintains three postretirement plans for eligible employees in the Mexico reportable segment, as required by Mexico law, which primarily cover termination benefits. The Company maintains seven defined contribution retirement savings plans in the Europe reportable segment for eligible U.K. and Europe employees, as required by U.K. and Europe law. The Company’s expenses related to its defined contribution plans totaled $7.5 million and $8.0 million in the three months ended September 27, 2026 and September 28, 2025, respectively, and $25.6 million and $25.1 million in the nine months ended September 27, 2026 and September 28, 2025, respectively.
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
As of September 27, 2026 and December 28, 2025, the Company held fixed income securities, derivative assets and derivative liabilities that were required to be measured at fair value on a recurring basis. Fixed income securities consist of investments, such as money market funds and commercial paper. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments, commodity options instruments, sales contracts instruments, foreign currency instruments to manage translation and remeasurement risk.
The following items were measured at fair value on a recurring basis:

	September 27, 2026			December 28, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Assets:
Fixed income securities	$160,568	$—	$160,568	$520,899	$—	$520,899
Commodity derivative assets	17,323	—	17,323	9,509	—	9,509
Foreign currency derivative assets	1,660	—	1,660	95	—	95
Liabilities:			—
Commodity derivative liabilities	(8,249)	—	(8,249)	(1,343)	—	(1,343)
Foreign currency derivative liabilities	(138)	—	(138)	(205)	—	(205)
Sales contract derivative liabilities	—	(4,826)	(4,826)	—	(2,638)	(2,638)
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
The carrying amounts and estimated fair values of our debt obligations recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	September 27, 2026		December 28, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Fixed-rate senior notes payable at 3.50%, at Level 2 inputs	$(889,592)	$(780,724)	$(899,600)	$(831,572)
Fixed-rate senior notes payable at 4.25%, at Level 2 inputs	(792,541)	(739,193)	(791,946)	(775,458)
Fixed-rate senior notes payable at 6.25%, at Level 2 inputs	(669,456)	(671,996)	(917,852)	(988,878)
Fixed-rate senior notes payable at 6.875%, at Level 2 inputs	(492,942)	(516,240)	(492,251)	(555,740)
Fixed-rate senior notes payable at 4.75%, at Level 2 inputs	(568,788)	(559,976)	—	—
Live Oak CHP Project PACE Loan at 5.15%, at Level 3 inputs	(20,276)	(17,127)	(19,163)	(18,376)
See “Note 11. Debt” for additional information.
The carrying amounts of our cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed

Consolidated Balance Sheets. The fair values of the Company’s Level 2 fixed-rate debt obligations were based on the quoted market price at September 27, 2026 or December 28, 2025, as applicable.
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
15.    RELATED PARTY TRANSACTIONS
Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated companies.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Sales to related parties
JBS Toledo N.V.	$10,204	$8,931	$33,626	$29,576
JBS USA Food Company(a)	10,089	8,146	30,621	17,927
Other related parties	3,557	4,622	9,286	6,362
Total	$23,850	$21,699	$73,533	$53,865

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Cost of goods purchased from related parties
JBS USA Food Company(a)	$41,640	$35,248	$119,528	$108,764
Seara Meats B.V.	10,491	32,924	39,684	70,256
Penasul UK LTD	9,887	11,380	26,182	31,455
JBS Toledo N.V.	2,935	—	7,757	—
JBS Asia Co Limited	2,392	713	11,973	4,648
Other related parties	1,943	764	6,073	1,799
Total	$69,288	$81,029	$211,197	$216,922

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Expenditures paid by related parties
JBS USA Food Company(b)	$44,635	$26,699	$108,538	$212,080
Total	$44,635	$26,699	$108,538	$212,080

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Expenditures paid on behalf of related parties
JBS USA Food Company(b)	$3,296	$3,249	$11,832	$10,066
Total	$3,296	$3,249	$11,832	$10,066

	September 27, 2026	December 28, 2025
	(In thousands)
Accounts receivable from related parties
JBS Toledo N.V.	$15,057	$10,486
JBS USA Food Company(a)(b)	2,540	1,629
JBS Chile Ltda.	409	—
Other related parties	1,742	1,283
Total	$19,748	$13,398

	September 27, 2026	December 28, 2025
	(In thousands)
Accounts payable to related parties
JBS USA Food Company(a)	$31,245	$8,346
Seara Meats B.V.	7,845	26,686
JBS Asia Co Limited	5,159	—
Penasul UK LTD	2,963	1,156
Other related parties	1,999	7,328
Total	$49,211	$43,516
(a)The Company routinely executes transactions to both purchase products from JBS USA and sell products to them. As of September 27, 2026, goods purchased and in transit from JBS USA were immaterial and not reflected on our Condensed Consolidated Balance Sheets.
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

Additional information regarding reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026(a)	September 28, 2025(b)	September 27, 2026(c)	September 28, 2025(d)
	(In thousands)
Net sales
U.S.	$2,680,134	$2,836,613	$7,964,774	$8,400,187
Europe	1,374,013	1,392,495	4,115,404	3,995,294
Mexico	599,059	530,234	1,731,891	1,584,235
Total net sales	$4,653,206	$4,759,342	$13,812,069	$13,979,716
(a)In addition to the above third party sales, for the three months ended September 27, 2026, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $26.7 million These sales consisted of fresh products, prepared products and grain.
(b)In addition to the above third party sales, for the three months ended September 28, 2025, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $28.5 million. These sales consisted of fresh products, prepared products and grain.
(c)In addition to the above third party sales, for the nine months ended September 27, 2026, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $75.0 million These sales consisted of fresh products, prepared products and grain.
(d)In addition to the above third party sales, for the nine months ended September 28, 2025, the U.S. reportable segment had intercompany sales to the Mexico reportable segment of $77.7 million. These sales consisted of fresh products, prepared products and grain.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Cost of sales
U.S.	$2,496,949	$2,353,296	$7,388,075	$7,040,006
Europe	1,261,691	1,271,148	3,771,806	3,633,510
Mexico	560,894	475,514	1,633,274	1,376,648
Total cost of sales	$4,319,534	$4,099,958	$12,793,155	$12,050,164

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Gross profit
U.S.	$183,185	$483,317	$576,699	$1,360,181
Europe	112,322	121,347	343,598	361,784
Mexico	38,165	54,720	98,617	207,587
Total gross profit	$333,672	$659,384	$1,018,914	$1,929,552

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Selling, general administrative expenses
U.S.	$77,396	$99,194	$395,113	$302,265
Europe	48,907	50,084	143,413	150,920
Mexico	15,866	15,719	48,915	45,048
Total SG&A expenses	$142,169	$164,997	$587,441	$498,233

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Restructuring activities charges
Europe	$—	$1,779	$11,464	$21,890

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Operating income
U.S.	$105,789	$384,123	$181,586	$1,057,916
Europe	63,415	69,484	188,721	188,974
Mexico	22,299	39,001	49,702	162,539
Total operating income	$191,503	$492,608	$420,009	$1,409,429

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Reconciliation of profit or loss (segment operating income)
Total operating income	$191,503	$492,608	$420,009	$1,409,429
Interest expense, net of capitalized interest	31,782	38,157	119,489	122,370
Interest income	(1,579)	(9,167)	(12,199)	(45,144)
Foreign currency transaction losses	1,304	5,169	888	8,008
Miscellaneous, net	(298)	(2,931)	(2,075)	(3,209)
Income before income taxes	160,294	461,380	313,906	1,327,404
Income tax expense	43,977	118,319	82,919	331,991
Net income	$116,317	$343,061	$230,987	$995,413

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Interest expense
U.S.	$31,075	$37,434	$116,941	$120,069
Europe	497	550	1,926	1,799
Mexico	210	173	622	502
Total interest expense	$31,782	$38,157	$119,489	$122,370

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Interest income
U.S.	$(689)	$(4,581)	$(4,729)	$(25,999)
Europe	(621)	(553)	(5,669)	(3,881)
Mexico	(269)	(4,033)	(1,801)	(15,264)
Total interest income	$(1,579)	$(9,167)	$(12,199)	$(45,144)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Income tax expense
U.S.	$21,484	$94,424	$19,988	$243,640
Europe	15,313	14,135	45,886	40,058
Mexico	7,180	9,760	17,045	48,293
Total income tax expense	$43,977	$118,319	$82,919	$331,991

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Depreciation and amortization
U.S.	$78,533	$72,452	$233,010	$209,986
Europe	37,617	38,170	111,737	108,236
Mexico	7,073	5,804	20,263	16,226
Total depreciation and amortization	$123,223	$116,426	$365,010	$334,448

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Capital expenditures(a)
U.S.	$153,720	$121,283	$555,399	$303,413
Europe	12,722	22,419	74,088	76,170
Mexico	34,835	34,665	62,212	57,754
Total capital expenditures	$201,277	$178,367	$691,699	$437,337
(a)Capital expenditures incurred include those that were paid out in cash and those that are still outstanding in accounts payable as of the end of the periods.

	September 27, 2026	December 28, 2025
	(In thousands)
Total assets
U.S.	$7,418,159	$7,023,156
Europe	4,478,995	4,376,305
Mexico	1,162,749	1,132,834
Eliminations	(2,123,480)	(2,188,765)
Total assets	$10,936,423	$10,343,530

	September 27, 2026	December 28, 2025
	(In thousands)
Long-lived assets(a)
U.S.	$2,666,719	$2,376,549
Europe	1,099,752	1,040,986
Mexico	407,723	377,164
Eliminations	(3,888)	(3,888)
Total long-lived assets	$4,170,306	$3,790,811
(a)For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Net sales to customers by customer location
U.S.	$2,562,969	$2,716,973	$7,632,646	$8,073,949
Europe	1,353,647	1,371,726	4,045,324	3,934,152
Mexico	609,852	538,528	1,771,940	1,611,556
Asia-Pacific	84,507	96,700	231,794	248,067
Canada, Caribbean and Central America	19,397	18,049	67,216	54,245
Africa	15,380	10,298	39,755	35,929
South America	7,454	7,068	23,394	21,818
Total	$4,653,206	$4,759,342	$13,812,069	$13,979,716
Information regarding net sales attributable to each of our primary product lines and markets served with those products is included in "Note 2. Revenue Recognition." We based the table on our internal sales reports and their classification of products.
17.    COMMITMENTS AND CONTINGENCIES
General
The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. Among other considerations, the Company has not recorded a liability for any of these indemnities because, based upon the likelihood of payment, the fair value of such indemnities would not have a material impact on its financial condition, results of operations, or cash flows.
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
The disclosures defined or referenced in Note 21 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025 are hereby incorporated by reference herein, as supplemented by the following disclosures:

“Broiler Antitrust Litigation”
On February 11, 2025, the motions to dismiss Phase 2 of the Broiler Antitrust Litigation that had been filed by PPC and other defendants were denied. Phase 2 discovery continued. PPC will continue to defend itself against the Broiler Opt Outs. PPC will seek reasonable settlements with the Broiler Opt Outs where they are available. To date, PPC has incurred expenses of $838.7 million, including $155.5 million in the nine months ended September 27, 2026, to cover settlements with various Broiler Opt Outs.
City of Miami Beach Fire and Police Pension Fund, et al. v. JBS Wisconsin Properties, LLC, et al.
A settlement agreement, for an immaterial amount, was signed on August 4, 2026 between PPC, as nominal defendant, as well as PPC’s directors and majority stockholders, JBS Wisconsin Properties LLC, JBS USA Food Company Holdings, and JBS S.A. (the “JBS Defendants”) and Plaintiffs. The settlement agreement releases all claims in the lawsuit against the JBS Defendants, in exchange for a $31 million payment from the JBS Defendants to the Company, less certain fees. The Court has scheduled a hearing for November 20, 2026, to determine, among other things, whether the settlement should be approved.
SAT’s tax assessments in connection with PPC’s 2015 acquisition of Tyson de México
PPC appealed the Collegiate (appellate) Court’s March 19, 2025 ruling to the Collegiate Court on April 23, 2025 and the Collegiate Court ruled in PPC’s favor, remanding the matter to the Tax Court. The Tax Court issued a revised opinion on March 25, 2026 that reaffirmed the assessments against PPC. PPC has filed various pleadings challenging this new Tax Court ruling. On October 6, 2026, PPC also filed a request for arbitration under United States-Mexico-Canada Agreement (“USMCA”) with the International Centre for Settlement of Investment Disputes. PPC will continue to defend this matter. The amount under appeal for the assessment, including any penalties and interest, is approximately $269.5 million. PPC will seek a reasonable settlement with the tax authority where it is available. The Company has determined the loss is probable and as such has made an accrual of $88.2 million, which is reflected in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of September 27, 2026.
Other than the matters described above, there have been no material updates or changes to the Company's legal proceedings from those disclosed in the audited consolidated financial statements as of and for the year ended December 28, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken producers in the world, with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Mexico, France, Puerto Rico, the Netherlands and the Republic of Ireland. We reported net income attributable to Pilgrim’s of $232.4 million, or $0.97 per diluted common share, and income before tax totaling $313.9 million, for the nine months ended September 27, 2026. These operating results included net sales of $13.8 billion, gross profit of $1.0 billion and $684.2 million of cash provided by operating activities. We generated a consolidated operating margin of 3.0%. For the nine months ended September 27, 2026, we generated EBITDA and Adjusted EBITDA of $786.2 million and $984.4 million, respectively. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Global Economic Conditions
Our business continues to be subject to global inflationary pressures and broader economic uncertainty. In the U.S., inflation moderated compared to periods of elevated inflation experienced in recent years; however, labor, energy and other operating costs remain subject to market volatility. Consumer demand generally remained resilient during the third quarter of 2026, although ongoing uncertainty related to geopolitical developments, trade policies and broader economic conditions may continue to impact inflation trends and purchasing behavior.
In Europe, inflation continued to moderate during the third quarter of 2026 but remained affected by energy market volatility and broader economic conditions. Economic growth remained subdued in certain markets, and consumer spending patterns continued to reflect the effects of inflationary pressures experienced in recent periods. While inflationary conditions have improved compared to prior periods, geopolitical developments and fluctuations in energy markets continue to create uncertainty within the region.
In Mexico, inflation trends generally remained stable during the third quarter of 2026, although certain categories, including services, continued to experience inflationary pressures. Economic activity remained influenced by domestic demand, trade conditions and broader macroeconomic factors. Foreign currency exchange rates, including fluctuations in the Mexican peso relative to the U.S. dollar, may continue to impact the translation of our operating results and the competitiveness of our operations.
Geopolitical conflicts, including ongoing tensions in the Middle East and the conflict between Russia and Ukraine, continue to contribute to volatility in global commodity, energy and transportation markets. These events have resulted in and may continue to result in, disruptions to trade flows, supply chains and freight networks, as well as increased costs for certain inputs and services. While such conditions did not have a material impact on our costs during the current reporting period, prolonged or expanded hostilities could adversely affect our business, results of operations and financial condition in future periods.
We are monitoring changes in tariffs and trade policies in the U.S. and other countries where we operate and conduct business. Changes to these policies may impact our export sales and international operations. Our U.S. business is primarily characterized by inputs sourced domestically and products sold domestically, with export sales from the U.S. representing less than 5% of our total net sales. While the impact of trade policy changes remains uncertain and continues to evolve, we do not currently anticipate a material impact on our results of operations. We will continue to monitor potential impacts and take mitigation actions, as appropriate.
We generally respond to ongoing challenges in global economic conditions through discussions with customers to help mitigate the impact of extraordinary costs we experience. We also continue to focus on operational initiatives aimed at delivering labor efficiencies, improved agricultural performance and enhanced yields.
Our business continues to be affected by global economic conditions, including inflationary pressures, geopolitical developments, foreign currency fluctuations, trade policy changes and overall consumer demand trends. Inflation in the U.S., Europe and Mexico moderated compared to elevated levels experienced in recent periods; however, labor, energy and other operating costs remain subject to market volatility. Additionally, changes in interest rates, foreign exchange rates and broader economic conditions may continue to impact consumer spending patterns and operating costs in the markets in which we operate.

Announced Walkers Acquisition
On August 14, 2026, Pilgrim’s Europe agreed to acquire Walkers Deli & Sausage Company (Walkers) from Samworth Brothers, subject to approval by the Competition and Markets Authority (“CMA”) and employee consultation requirements in the U.K.. Walkers is a U.K. based producer of premium pork products operating four production facilities in Leicester and employing approximately 1,150 team members.
The proposed acquisition aligns with Pilgrim’s Europe strategy to expand its presence in the U.K. pork market and increase its participation in value-added product categories. The transaction is currently expected to close early in 2027, and therefore had no impact on the Company’s results of operations, financial position, or cash flows for the period presented.
Unsolicited Offer from JBS to Purchase Outstanding Shares of PPC Common Stock
On August 18, 2026, JBS submitted to the Company’s board of directors (the “Board”) a proposal to acquire the outstanding shares of the Company not already owned by JBS or its subsidiaries. JBS’s offer proposes this acquisition at a fixed exchange ratio of 2.086 JBS Class A common shares for each share of our common stock, based on the JBS and Company closing share prices on August 18, 2026 of $13.66 and $28.49, respectively (the “Proposed Transaction”). The Board has established a special committee of independent directors (the “Special Committee”) to review and evaluate the proposal. The Board will not approve the Proposed Transaction without the favorable recommendation of the Special Committee. No assurance can be given regarding whether any transaction will be entered into, approved by our Board and/or stockholders, or completed.
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

	Corn(a)		Soybean Meal(a)		Wheat(a)
	Highest Price	Lowest Price	Highest Price	Lowest Price	Highest Price	Lowest Price
	(In whole dollars)				(In whole pounds sterling)
2026
Third Quarter	5.43	4.02	376.1	303.4	219.3	169.8
Second Quarter	4.77	4.07	342.7	299.8	195.0	172.3
First Quarter	4.70	4.20	332.5	286.4	173.7	160.1
2025
Fourth Quarter	4.51	4.11	330.8	264.7	166.8	155.2
Third Quarter	4.32	3.72	297.2	260.7	180.0	136.5
Second Quarter	4.90	4.10	299.6	270.9	173.6	138.2
First Quarter	5.02	4.36	315.8	285.9	185.6	165.0
(a)We obtain corn and soybean meal prices from the Chicago Board of Trade, and we obtain wheat prices from the London International Financial Futures and Options Exchange.
Market prices for most chicken products during the three months ended September 27, 2026, were below both prior-year levels and the five-year historical average. Boneless skinless breast prices declined during the quarter but remained relatively stable overall, with prices unchanged for several weeks during the period. Supply remained elevated, supported by higher bird counts, particularly within the 6.26-7.75 lb weight category. Eggs set and chick placements continued to exceed prior-year levels, although growth moderated compared to previous quarters. However, live weights were below prior-year levels, partially offsetting overall production growth. As a result, industry ready-to-cook chicken production increased 2.2% year over year, although growth was slower than in the preceding two quarters.
The third quarter of 2026 reflected continued consumer demand for chicken across both retail and foodservice channels. Amid ongoing economic pressures, including elevated fuel and food prices, inflation outpacing income growth, and subdued consumer sentiment, demand patterns became increasingly bifurcated, with value-oriented consumers remaining focused on affordability while higher-income consumers continued to support demand for premium offerings.
This dynamic had varying effects on chicken demand across categories, though overall volume growth remained positive in both retail and foodservice channels. Retail chicken volume increased 1.4% year over year, with all major retail categories posting positive volume growth. Within fresh chicken, increased promotional activity by retailers drove solid volume gains in boneless skinless breast meat and boneless dark meat products, continuing a trend observed in recent quarters. These gains were partially offset by softer performance in other fresh chicken categories, including bone-in dark meat and wings.
Individually quick frozen chicken continued to deliver strong volume growth, supported by more favorable pricing relative to other chicken categories. In contrast, deli and frozen prepared chicken products experienced modest price increases while maintaining positive volume growth. Frozen Prepared growth is being driven by nuggets, chunks, and popcorn chicken, offsetting declines in tenders and wings. Overall, demand remained favorable across chicken categories, supported by consumers’ continued focus on value, convenience, and product quality.
In foodservice, demand trends reflected the increasingly bifurcated consumer environment. Traffic trends varied by channel, with quick-service restaurants experiencing softer traffic levels as lower-income consumers moderated discretionary spending, while full-service restaurants benefited from continued spending by higher-income consumers. Despite these dynamics, chicken volume remained positive across most foodservice subcategories, although growth moderated compared to prior periods. Full-service restaurants were the only major subcategory to experience volume declines. Continued expansion of chicken-focused menu offerings and restaurant units across foodservice channels supported overall demand for chicken.
Export volumes increased 0.7% year over year from January through August, as geopolitical tensions and elevated energy costs continued to affect global trade flows. Chicken cold storage inventories were 5.0% below prior-year levels and 4.7% below the five-year average, reflecting healthy inventory levels despite increased industry production during the quarter. Breast meat inventories ended September 7.8% below prior-year levels, while dark meat inventories also declined, primarily due to lower leg quarter and drumstick inventories. These trends reflected continued export demand and balanced inventory conditions across the market. In contrast, thigh inventories increased as prices weakened in July before stabilizing over the remainder of the quarter.
Despite a more challenging macroeconomic environment, demand for chicken remained generally stable during the quarter. However, increased industry supply continued to pressure market prices.
While the latest World Agricultural Supply and Demand Estimates outlook has not yet incorporated the final third quarter chicken production numbers, the weaker-than-expected quarter may temper full-year production growth expectation. Pullet placements in August and September were generally in line with prior-year levels after exceeding prior-year levels for most of the year. Production growth is expected to continue moderating as producers adjust production levels to align with recent strong growing conditions resulting in lower mortality rates. Chicken demand is expected to remain favorable, supported by promotional activity and the relative value proposition of chicken compared to competing proteins. Beef supplies remain constrained, while pork production is expected to remain relatively stable, positioning chicken favorably within the protein complex.
Looking ahead, the timing and pace of supply and demand rebalancing are expected to be the primary factors influencing market conditions through year end and into 2027. Consumer spending patterns and broader macroeconomic conditions will continue to play an important role in determining the timing and extent of this rebalancing.
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
Results of Operations
Three Months Ended September 27, 2026 Compared to the Three Months Ended September 28, 2025
Net sales. Net sales generated in the three months ended September 27, 2026 decreased $106.1 million, or 2.2%, from net sales generated in the three months ended September 28, 2025. The following table provides net sales information:

Sources of net sales	Three Months Ended September 27, 2026	Change from Three Months Ended September 28, 2025		Impact on Change from Three Months Ended September 28, 2025
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$2,680,134	$(156,479)	(5.5)%	(3.5)%	(2.0)%	—%
Europe	1,374,013	(18,482)	(1.3)%	(1.4)%	0.5%	(0.4)%
Mexico	599,059	68,825	13.0%	8.5%	(3.9)%	8.4%
Total net sales	$4,653,206	$(106,136)	(2.2)%
Factors impacting the year-over-year change in net sales for the three months ended September 27, 2026, by reportable segment are as follows:
•U.S. net sales decreased $156.5 million, or 5.5%, driven by the following factors:
◦Decrease in sales price per pound, reducing net sales by $56.0 million, or 2.0%
▪This decrease was driven primarily by unfavorable market pricing conditions with current year market pricing below historical averages
◦Decrease in sales volume of $100.5 million, or 3.5%
▪The decrease was primarily attributable to lower domestic sales volumes due to increased intercompany transfers to Prepared Foods and the impacts of the conversion of Russellville to a Case Ready plant from a Big Bird plant, which was partially offset by increased export volumes
•Europe net sales decreased $18.5 million, or 1.3%, driven by the following factors:
◦Decrease in sales volume, reducing net sales by $19.5 million, or 1.4%
▪The decrease was driven by lower domestic and export volumes compared to the prior year period
◦Unfavorable impact of foreign currency translation of $5.5 million, or 0.4%
▪This impact was driven by a depreciation of the British pound against the U.S. dollar
◦Partially offset by increase in sales price per pound, increasing net sales by $6.5 million, or 0.5%
▪The increase was primarily attributable to improved pricing across domestic and export channels
•Mexico net sales increased $68.8 million, or 13.0%, driven by the following factors:
◦Favorable impact of foreign currency translation of $44.4 million, or 8.4%
▪This impact was driven by a strengthening of the Mexican peso against the U.S. dollar
◦Increase in sales volume of $45.2 million, or 8.5%
▪Volume increase was driven by market demand and favorable growing conditions, with growth in live chicken and processed chicken products
◦Partially offset by a decrease in sales price per pound of $20.8 million, or 3.9%
▪This decrease was driven by a decrease in commodity chicken pricing due to greatly improved year-over-year growing conditions resulting in lower mortality rates
Gross profit and cost of sales. Gross profit decreased by $325.7 million, or 49.4%, from $659.4 million generated in the three months ended September 28, 2025 to $333.7 million generated in the three months ended September 27, 2026. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Three Months Ended September 27, 2026	Change from Three Months Ended September 28, 2025		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 27, 2026	September 28, 2025
	(In thousands, except percent data)
Net sales	$4,653,206	$(106,136)	(2.2)%	100.0%	100.0%
Cost of sales	4,319,534	219,576	5.4%	92.8%	86.1%
Gross profit	$333,672	$(325,712)	(49.4)%	7.2%	13.9%

Sources of gross profit	Three Months Ended September 27, 2026	Change from Three Months Ended September 28, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$183,185	$(300,132)	(62.1)%
Europe	112,322	(9,025)	(7.4)%
Mexico	38,165	(16,555)	(30.3)%
Total gross profit	$333,672	$(325,712)	(49.4)%

Sources of cost of sales	Three Months Ended September 27, 2026	Change from Three Months Ended September 28, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$2,496,949	$143,653	6.1%
Europe	1,261,691	(9,457)	(0.7)%
Mexico	560,894	85,380	18.0%
Total cost of sales	$4,319,534	$219,576	5.4%
Factors impacting the year-over-year change in cost of sales for the three months ended September 27, 2026, by reportable segment are as follows:
•U.S. cost of sales increased $143.7 million, or 6.1%, driven by the following factors:
◦Increase in cost per pound sold of $227.0 million, or 9.6%
▪This increase was driven primarily by an increase in live operations costs, grain costs, grower pay, depreciation, utilities, and other operating costs; partially offset by insurance income recoveries associated with losses from a hurricane
◦Decrease in sales volume of $83.3 million, or 3.5%
•Europe cost of sales decreased $9.5 million, or 0.7%, driven by the following factors:
◦Decrease in sales volume of $17.8 million, or 1.4%
▪The decrease was primarily driven by lower domestic and export volumes, resulting in lower production and operating costs
◦Favorable impact of foreign currency translation of $5.1 million, or 0.4%
▪This impact was driven by the depreciation of the British pound against the U.S. dollar
◦Partially offset by an increase in cost per pound sold of $13.4 million, or 1.1%
▪The increase was primarily driven by higher operating costs, including increased input and utility costs, third-party services, and other operating expenses, reflecting continued inflationary pressures
•Mexico cost of sales increased $85.4 million, or 18.0%, driven by the following factors:
◦Unfavorable impact of foreign currency translation of $41.6 million, or 8.7%
▪This impact was driven by a strengthening of the Mexican peso against the U.S. dollar
◦Increase in sales volume of $40.6 million, or 8.5%
▪This increase was driven by market requirements in product mix
◦Slight increase in cost per pound sold of $3.2 million, or 0.8%

Operating income and SG&A expense. Operating income decreased by $301.1 million, or 61.1%, from income of $492.6 million generated in the three months ended September 28, 2025 to income of $191.5 million generated in the three months ended September 27, 2026. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Three Months Ended September 27, 2026	Change from Three Months Ended September 28, 2025		Percent of Net Sales
				Three Months Ended
		Amount	Percent	September 27, 2026	September 28, 2025
	(In thousands, except percent data)
Gross profit	$333,672	$(325,712)	(49.4)%	7.2%	13.9%
SG&A expense	142,169	(22,828)	(13.8)%	3.1%	3.5%
Restructuring activities	—	(1,779)	(100.0)%	—%	(0.1)%
Operating income	$191,503	$(301,105)	(61.1)%	4.1%	10.4%

Sources of operating income	Three Months Ended September 27, 2026	Change from Three Months Ended September 28, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$105,789	$(278,334)	(72.5)%
Europe	63,415	(6,069)	(8.7)%
Mexico	22,299	(16,702)	(42.8)%
Total operating income	$191,503	$(301,105)	(61.1)%

Sources of SG&A expense	Three Months Ended September 27, 2026	Change from Three Months Ended September 28, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$77,396	$(21,798)	(22.0)%
Europe	48,907	(1,177)	(2.4)%
Mexico	15,866	147	0.9%
Total SG&A expense	$142,169	$(22,828)	(13.8)%
Factors impacting SG&A year-over-year changes for the three months ended September 27, 2026 by reportable segment are as follows:
•U.S. SG&A decreased $21.8 million, or 22.0%, driven primarily by a reduction in litigation settlement costs
•Europe SG&A decreased $1.2 million, or 2.4%, driven by decreases in incentive compensation expense and marketing costs
•Mexico SG&A increased $0.1 million, or 0.9%, driven by unfavorable impact of foreign currency translation

	Three Months Ended September 27, 2026	Change from Three Months Ended September 28, 2025
		Amount	Percent
	(In thousands, except percent data)
Net interest expense	$30,203	$1,213	4.2%
Factors impacting the year-over-year change in net interest expense are as follows:
•Interest expense increased primarily due to a decrease in interest income earned on lower average cash balances, partially offset by a decrease in interest expense on outstanding borrowings.

	Three Months Ended September 27, 2026	Three Months Ended September 28, 2025
	(In thousands, except percent data)
Income tax expense	$43,977	$118,319
Effective tax rate	27.4%	25.6%

Factors impacting the year-over-year change in income tax expense are as follows:
•A decrease in profit before income taxes
Nine Months Ended September 27, 2026 Compared to the Nine Months Ended September 28, 2025
Net sales. Net sales generated in the nine months ended September 27, 2026 decreased $167.6 million, or 1.2%, from net sales generated in the nine months ended September 28, 2025. The following table provides net sales information:

Sources of net sales	Nine Months Ended September 27, 2026	Change from Nine Months Ended September 28, 2025		Impact on Change from Nine Months Ended September 28, 2025
		Amount	Percent	Sales Volume	Sales Prices	Foreign Currency Translation Impact
	(In thousands, except percent data)			(In percent)
U.S.	$7,964,774	$(435,413)	(5.2)%	(0.8)%	(4.4)%	NA
Europe	4,115,404	120,110	3.0%	(0.1)%	0.7%	2.4%
Mexico	1,731,891	147,656	9.3%	12.4%	(14.9)%	11.8%
Total net sales	$13,812,069	$(167,647)	(1.2)%
Factors impacting net sales year-over-year changes by reportable segment are as follows:
•U.S. net sales decreased $435.4 million, or 5.2%, driven by the following factors:
◦Decrease in sales price per pound, reducing net sales by $368.3 million, or 4.4%
▪This decrease was driven primarily by unfavorable market pricing conditions with current year market pricing below historical averages
◦Decrease in sales volume, reducing net sales by $67.1 million, or 0.8%
▪The decrease was primarily attributable to lower domestic sales volumes due to increased intercompany transfers to Prepared Foods and the impacts of the conversion of Russellville to a Case Ready plant from a Big Bird plant, which was partially offset by increased export volumes
•Europe net sales increased $120.1 million, or 3.0%, driven by the following factors:
◦Increase in sales price per pound of $27.7 million, or 0.7%
▪This increase was primarily attributable to improved pricing across domestic and export channels
◦Favorable impact of foreign currency translation of $95.8 million, or 2.4%
▪This impact was driven by a strengthening of the British pound against the U.S. dollar
◦Partially offset by a decrease in sales volume of $3.4 million, or 0.1%
▪The decrease was driven by lower domestic and export volumes compared to the prior year period
•Mexico net sales increased $147.7 million, or 9.3% driven by the following factors:
◦Increase in sales volume of $196.8 million, or 12.4%
▪Volume growth was driven by strong market demand and favorable growing conditions, with growth in live chicken and processed chicken products
◦Favorable impact of foreign currency translation of $187.1 million, or 11.8%
▪This impact was driven by a strengthening of the Mexican peso against the U.S. dollar
◦Partially offset by a decrease in sales price per pound of $236.2 million, or 14.9%
▪This decrease was driven by a decrease in commodity chicken pricing resulting from more favorable industry supply conditions compared to the prior-year period
Gross profit and cost of sales. Gross profit decreased by $0.9 billion from $1.9 billion generated in the nine months ended September 28, 2025 to $1.0 billion generated in the nine months ended September 27, 2026. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Nine Months Ended September 27, 2026	Change from Nine Months Ended September 28, 2025		Percent of Net Sales
				Nine Months Ended
		Amount	Percent	September 27, 2026	September 28, 2025
	(In thousands, except percent data)
Net sales	$13,812,069	$(167,647)	(1.2)%	100.0%	100.0%
Cost of sales	12,793,155	742,991	6.2%	92.6%	86.2%
Gross profit	$1,018,914	$(910,638)	(47.2)%	7.4%	13.8%

Sources of gross profit	Nine Months Ended September 27, 2026	Change from Nine Months Ended September 28, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$576,699	$(783,482)	(57.6)%
Europe	343,598	(18,186)	(5.0)%
Mexico	98,617	(108,970)	(52.5)%
Total gross profit	$1,018,914	$(910,638)	(47.2)%

Sources of cost of sales	Nine Months Ended September 27, 2026	Change from Nine Months Ended September 28, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$7,388,075	$348,069	4.9%
Europe	3,771,806	138,296	3.8%
Mexico	1,633,274	256,626	18.6%
Total cost of sales	$12,793,155	$742,991	6.2%
Factors impacting cost of sales year-over-year changes by reportable segment are as follows:
•U.S. cost of sales increased $348.1 million, or 4.9%, driven by the following factors:
◦Increase in cost per pound sold of $404.3 million, or 5.7%
▪This increase was driven primarily by an increase in live operations costs, grain costs, grower pay, depreciation, utilities, and other operating costs
◦Decrease in sales volume of $56.2 million, or 0.8%
▪The decrease was primarily attributable to lower domestic sales volumes due to increased intercompany transfers to Prepared Foods and the impacts of the conversion of Russellville to a Case Ready plant from a Big Bird plant, which was partially offset by increased export volumes
•Europe cost of sales increased $138.3 million, or 3.8%, driven by the following factors:
◦Unfavorable impact of foreign currency translation of $86.6 million, or 2.4%
▪This impact was driven by a strengthening of the British pound against the U.S. dollar
◦An increase in cost per pound sold of $54.7 million, or 1.5%
▪This increase was driven by higher input costs, such as labor and utilities
◦Partially offset by a decrease in sales volume of $3.0 million, or 0.1%
•Mexico cost of sales increased $256.6 million, or 18.6% driven by the following factors:
◦Unfavorable impact of foreign currency translation of $176.4 million, or 12.8%
▪This impact was driven by a strengthening of the Mexican peso against the U.S. dollar
◦Increase in sales volume of $171.0 million, or 12.4%
▪This increase was driven primarily by an increase in demand for fresh products
◦Partially offset by a decrease in cost per pound sold of $90.8 million, or 6.6%
▪This decrease was driven by a decrease in commodity ingredients costs, such as corn and soy
Operating income and SG&A expense. Operating income decreased by $1.0 billion, or 70.2%, from $1.4 billion generated in the nine months ended September 28, 2025 to $420.0 million generated in the nine months ended September 27, 2026. The following tables provide information regarding operating income and selling, general and administrative (“SG&A”) expense:

Components of operating income	Nine Months Ended September 27, 2026	Change from Nine Months Ended September 28, 2025		Percent of Net Sales
				Nine Months Ended
		Amount	Percent	September 27, 2026	September 28, 2025
	(In thousands, except percent data)
Gross profit	$1,018,914	$(910,638)	(47.2)%	7.4%	13.8%
SG&A expense	587,441	89,208	17.9%	4.2%	3.6%
Restructuring activities	11,464	(10,426)	(47.6)%	0.1%	0.2%
Operating income	$420,009	$(989,420)	(70.2)%	3.0%	10.1%

Sources of operating income	Nine Months Ended September 27, 2026	Change from Nine Months Ended September 28, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$181,586	$(876,330)	(82.8)%
Europe	188,721	(253)	(0.1)%
Mexico	49,702	(112,837)	(69.4)%
Total operating income	$420,009	$(989,420)	(70.2)%

Sources of SG&A expense	Nine Months Ended September 27, 2026	Change from Nine Months Ended September 28, 2025
		Amount	Percent
	(In thousands, except percent data)
U.S.	$395,113	$92,848	30.7%
Europe	143,413	(7,507)	(5.0)%
Mexico	48,915	3,867	8.6%
Total SG&A expense	$587,441	$89,208	17.9%
Factors impacting SG&A year-over-year changes by reportable segment are as follows:
•U.S. SG&A increased $92.8 million, or 30.7%, driven by an increase in litigation settlement expense and legal defense costs
•Europe SG&A decreased $7.5 million, or 5.0%, driven by decreases in incentive compensation expense and marketing costs, while also partially offset by the unfavorable impact foreign currency translation
•Mexico SG&A increased $3.9 million, or 8.6%, driven by the unfavorable impact of foreign currency translation

Sources of restructuring activities charges	Nine Months Ended September 27, 2026	Change from Nine Months Ended September 28, 2025
		Amount	Percent
	(In thousands, except percent data)
Europe	$11,464	$(10,426)	(47.6)%
Factors impacting restructuring activities charges are as follows:
•Europe restructuring activities charges of $11.5 million for the nine months ended September 27, 2026 were incurred primarily as a result of severance related to back office consolidation

	Nine Months Ended September 27, 2026	Change from Nine Months Ended September 28, 2025
		Amount	Percent
	(In thousands, except percent data)
Net interest expense	$107,290	$30,064	38.9%
Factors impacting the year-over-year change in net interest expense are as follows:
•Interest expense increased primarily due to the loss on early extinguishment of debt of $16.3 million primarily driven by the tender offer on the Senior Notes due 2033, and lower year-over-year interest income due to a decrease in average cash balances

	Nine Months Ended September 27, 2026	Nine Months Ended September 28, 2025
	(In thousands, except percent data)
Income tax expense	$82,919	$331,991
Effective tax rate	26.4%	25.0%
Factors impacting the year-over-year change in income tax expense are as follows:
•A decrease in profit before income taxes
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of September 27, 2026:

Sources of Liquidity	Facility Amount			Facility Amount (USD)	Amount Outstanding (USD)	Availability (USD)
				(In millions)
Cash and cash equivalents	NA			NA	NA	$935.8
Borrowing arrangements:
U.S. Credit Facility(a)	USD	850.0	million	$—	$—	$846.2
Europe Credit Facility	GBP	150.0	million	—	—	198.7
Mexico BBVA Credit Facility	MXN	1.3	billion	—	—	72.1
Mexico Bajio Credit Facility	MXN	1.5	billion	—	—	84.8
Total availability under the borrowing arrangements						$1,201.8
(a)Availability under the U.S. Credit Facility may also be reduced by outstanding standby letters of credit.
On March 30, 2026, the Company commenced a tender offer pursuant to which it offered to acquire up to $250.0 million aggregate principal amount of its 6.250% Senior Notes due 2033. On April 14, 2026, the early settlement date, the Company exercised the purchase of $250.0 million aggregate principal amount at a price of $1,056.90 per $1,000.00 principal amount and a total cost of $264.2 million.
On June 26, 2026, Pilgrim’s Europe entered into a new £150.0 million multicurrency revolving credit facility that matures in June 2031. Concurrently, Pilgrim’s Europe terminated its previously existing revolving credit facility dated June 24, 2022. The new facility may be used for general corporate purposes, working capital requirements and permitted acquisitions. Borrowings bear interest at applicable reference rates plus a leverage-based margin.
On September 23, 2026, the Company completed a sale of €500.0 million aggregate principal amount of its 4.75% unsecured, unregistered senior notes due 2034. The proceeds of which will be used for general corporate purposes, including to fund the consideration in connection with the acquisition of Walkers Deli & Sausage Company, and to pay related costs and expenses. The issuance price of this offering was 99.866%, which created gross proceeds of €499.3 million before transaction costs. The €0.7 million discount will be amortized over the remaining life of the notes. The notes bear interest at a rate of 4.75% per annum from the date of issuance until maturity, payable annually in January, commencing January 23, 2027.
We expect cash flows from operations, combined with availability under our credit facilities, to provide sufficient liquidity to fund current obligations, the pending Walkers acquisition, projected working capital requirements, maturities of long-term debt and capital spending for at least the next twelve months.

Historical Flow of Funds

Cash Flows from Operating Activities	Nine Months Ended
	September 27, 2026	September 28, 2025
	(In millions)
Net income	$231.0	$995.4
Net noncash expenses	452.9	329.8
Changes in operating assets and liabilities:
Trade accounts and other receivables	154.6	(84.7)
Inventories	(64.6)	(138.9)
Prepaid expenses and other current assets	(54.9)	(34.6)
Accounts payable, accrued expenses and other current liabilities	16.4	(42.4)
Income taxes	(27.2)	95.8
Long-term pension and other postretirement obligations	2.6	(0.2)
Other operating assets and liabilities	(26.6)	(39.7)
Cash provided by operating activities	$684.2	$1,080.4
Net Noncash Expenses
Items necessary to reconcile from net income to cash flow provided by operating activities included net noncash expenses of $452.9 million for the nine months ended September 27, 2026. Net noncash expense items included depreciation and amortization of $365.0 million, asset impairment of $22.3 million, deferred income tax expense of $21.6 million, stock-based compensation costs of $17.0 million, loss on early extinguishment of debt of $16.3 million, losses on property disposals of $5.2 million, loan cost amortization of $3.8 million, and accretion of discounts related to Senior Notes of $1.7 million.
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
Changes in Operating Assets and Liabilities
The change in trade accounts and other receivables represented a $154.6 million source of cash related to operating activities for the nine months ended September 27, 2026. This change primarily resulted from the sale of trade receivables. The change in trade accounts and other receivables represented a $84.7 million use of cash related to operating activities for the nine months ended September 28, 2025. This change resulted primarily from an increase in sales from more favorable market pricing.
The change in inventories represented a $64.6 million use of cash related to operating activities for the nine months ended September 27, 2026. This change resulted primarily from increased live inventory balances due to increased grain costs. The change in inventories represented a $138.9 million use of cash related to operating activities for the nine months ended September 28, 2025. This change resulted primarily from building inventories to meet increased demand and in anticipation of fourth quarter seasonal demand.
The change in prepaid expenses and other current assets represented a $54.9 million use of cash related to operating activities for the nine months ended September 27, 2026. This change resulted primarily from an increase in derivative assets, prepaid property insurance, prepaid indirect taxes in our Mexico and Europe reportable segments and prepaid grower housing incentives. The change in prepaid expenses and other current assets represented a $34.6 million use of cash related to operating activities for the nine months ended September 28, 2025. This change resulted primarily from an increase in prepaid indirect taxes in our Mexico and Europe reportable segments, prepaid property insurance, and an increase in prepaid grower housing incentives.
The change in accounts payable, accrued expenses and other current liabilities represented a $16.4 million source of cash related to operating activities for the nine months ended September 27, 2026. This change resulted primarily from an increase in trade payables, an increase in litigation settlement accruals and an increase in accrued payroll, partially offset by payment of incentive compensation accrued for in 2025. The change in accounts payable, accrued expenses and other current liabilities represented a $42.4 million use of cash related to operating activities for the nine months ended September 28, 2025.

This change resulted primarily from the payment of incentive compensation accrued for in 2024 and payments of litigation settlements, partially offset by an increase in the days payables outstanding, and increases in accrued payroll and insurance expenses.
The change in income taxes, which includes income taxes receivable, income taxes payable, deferred tax assets, deferred tax liabilities, reserves for uncertain tax positions, and the tax components within accumulated other comprehensive loss, represented a $27.2 million use and $95.8 million source of cash for the nine months ended September 27, 2026 and September 28, 2025, respectively.

Cash Flows from Investing Activities	Nine Months Ended
	September 27, 2026	September 28, 2025
	(In millions)
Acquisitions of property, plant and equipment	$(682.0)	$(441.1)
Proceeds from property disposals	11.7	4.1
Purchase of acquired business, net of cash acquired	(3.1)	—
Cash used in investing activities	$(673.4)	$(437.0)
Capital expenditures were incurred primarily for growth projects, such as a new prepared foods facility in Walker County, GA and the conversion of a commodity plant to a plant supporting our U.S. retail customers, and to improve operational efficiencies for the nine months ended September 27, 2026. Capital expenditures were incurred primarily for growth projects, such as the conversion of a commodity plant to a plant supporting our U.S. retail customers, system enhancement projects, and to improve operational efficiencies for the nine months ended September 28, 2025.
Purchase of acquired business during the nine months ended September 27, 2026, is from the equity purchase in Europe of Hermitage AI Ltd. from Hermitage Group. For more details, refer to "Note 6. Goodwill and Intangible Assets."

Cash Flows from Financing Activities	Nine Months Ended
	September 27, 2026	September 28, 2025
	(In millions)
Proceeds from revolving line of credit and long-term borrowings	$709.3	$—
Payments on revolving line of credit, long-term borrowings and finance lease obligations	(399.8)	(114.8)
Payments on early extinguishment of debt	(14.5)	(2.1)
Payments of capitalized loan costs	(6.5)	—
Payments for dividends	—	(1,994.3)
Purchase of noncontrolling interest	—	(1.3)
Cash provided by (used in) financing activities	$288.5	$(2,112.5)
Proceeds from the revolving line of credit and long-term borrowings during the nine months ended September 27, 2026, are related to the issuance of 4.75% Euro Senior Notes due 2034 and borrowings on the revolving U.S. and Mexico lines of credit. Payments on revolving line of credit, long-term borrowings and finance lease obligations during the nine months ended September 27, 2026, are primarily related to the repurchase of the 6.25% Senior Notes due 2033 and its 3.50% Senior Notes due 2032 as well as revolving line of credit and finance lease payments. Payments on early extinguishment of debt during the nine months ended September 27, 2026, are related to fees paid during the repurchase of its 6.25% Senior Notes due 2033. Payments of capitalized loan costs during the nine months ended September 27, 2026, are related to fees paid during the issuance of its 4.75% Euro Senior Notes due 2034.
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

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
“EBITDA” is defined as the sum of net income plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (1) costs related to litigation settlements, (2) restructuring activities losses, (3) asset impairment, (4) net loss attributable to noncontrolling interests, and (5) foreign currency transaction gains. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with U.S. GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA applicable to continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with U.S. GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of our performance with our competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Some of the limitations of these measures are:
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

Nine Months Ended
September 27, 2026
(In thousands)
Net income	$230,987
Add:
Interest expense, net	107,290
Income tax expense	82,919
Depreciation and amortization	365,010
EBITDA	786,206
Add:
Litigation settlements	158,905
Restructuring activities losses	11,464
Asset impairment	25,558
Net loss attributable to noncontrolling interest	1,419
Foreign currency transaction losses	888
Adjusted EBITDA	$984,440

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

	Three Months Ended September 27, 2026
	Amount	Impact of 10% Increase in Feed Ingredient Prices
	(In thousands)
Feed ingredient purchases(a)	$879,165	$87,917
Feed ingredient inventory(b)	182,153	18,215
(a)Based on our feed consumption, a 10% increase in the price of our feed ingredient purchases would have increased cost of sales for the three months ended September 27, 2026.
(b)A 10% increase in ending feed ingredient prices would have increased inventories as of September 27, 2026.

	September 27, 2026
	Amount	Impact of 10% Increase to the Fair Value of Commodity Derivative Assets
	(In thousands)
Net commodity derivative assets(a)	$9,074	$907
(a)We purchase commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs for the next 12 months. A 10% increase in corn, soybean meal, soybean oil and wheat prices would have resulted in a change in the fair value of our net commodity derivative position, as of September 27, 2026.
Interest Rates
Fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential decrease in fair value resulting from a hypothetical increase in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% increase in interest rates would have decreased the fair value of our fixed-rate debt by $79.9 million as of September 27, 2026.
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
Net Assets. As of September 27, 2026, our Mexican subsidiaries that are denominated in Mexican peso had net assets of $748.6 million. A 10% weakening in Mexican peso against the U.S. dollar exchange rate would cause a decrease in the net assets of our Mexican subsidiaries by $68.1 million. A 10% strengthening in the Mexican peso against the U.S dollar exchange rate would cause an increase in the net assets of our Mexican subsidiaries of $83.2 million.
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
Net Assets. As of September 27, 2026, our Europe subsidiaries that are denominated in British pounds had net assets of $960.9 million. A 10% weakening in British pound against the U.S. dollar exchange rate would cause a decrease in the net assets of our Europe subsidiaries by $87.4 million. A 10% strengthening in the British pound against the U.S dollar exchange rate would cause an increase in the net assets of our Europe subsidiaries of $106.8 million.
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
Impact of Inflation
The U.S., Mexico, and most of Europe continue to be impacted by inflationary pressures. None of the locations in which we operate are experiencing hyperinflation. We have responded to these inflationary challenges by continuing negotiations with customers to recoup the extraordinary costs we have experienced. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.
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
•Extreme weather or natural disasters;
•The impact of uncertainties in litigation; and
•Other risks described herein and under “Part II—Item 1A—Risk Factors,” as well as under “Part I—Item 1A—Risk Factors” in our 2025 Annual Report.
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
As of September 27, 2026, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2026, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information we are required to disclose in our reports filed with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended September 27, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required with respect to this item can be found in Part I, Item 1, Notes to Condensed Consolidated Financial Statements, “Note 17. Commitments and Contingencies” in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC. There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report, except as disclosed below.
We have received an unsolicited proposal from our majority stockholder to acquire the shares of our common stock it does not already own. The outcome of this proposal is uncertain, may result in significant costs, and may impact the trading price and volatility of our common stock.
On August 18, 2026, our Board received an unsolicited proposal from our majority stockholder JBS (which currently beneficially owns, through its indirect wholly-owned subsidiaries, approximately 82.1% of our outstanding common stock), to acquire all outstanding shares of our common stock not already owned by JBS or its subsidiaries. For more information on the Proposed Transaction, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Unsolicited Offer from JBS to Purchase Outstanding Shares of PPC Common Stock.” There can be no assurance as to whether any agreement relating to the Proposed Transaction or any similar or other transaction will be reached, or that the Proposed Transaction or any similar or other transaction will be pursued, approved by our Board and/or stockholders, or consummated, or as to its terms. The Proposed Transaction is an expression of interest only and may be withdrawn or modified at any time. The Special Committee may decline to recommend or may terminate its consideration of the Proposed Transaction, or any transaction, at any time, and any transaction remains subject to numerous factors, including market conditions, industry trends, regulatory developments, and litigation. While the Special Committee’s evaluations are underway, the primary focus of the Company’s executive management team will continue to be the effective management of the Company. We may also need to expend monetary costs, as well as the time and attention of our Board and management, in connection with the evaluation of, and response to, the Proposed Transaction. The outcome of the Proposed Transaction may contribute to fluctuations in the trading price, the market’s perception of our prospects, and trading volume of our common stock and/or subject us to litigation.
ITEM 5.    OTHER INFORMATION
None of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended September 27, 2026.

ITEM 6.    EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Current Form 8-K (No. 001-09273) filed on December 30, 2024).

3.2	Amended and Restated Corporate Bylaws of the Company. (incorporated by reference from Exhibit 3.2 of the Company’s Current Form 8-K (No. 001-09273) filed on December 30, 2024).

4.1
Indenture, dated as of September 23, 2026 among the Company and Pilgrim’s Europe Finance PLC, as co-issuers, and Citibank, N.A., London Branch, as trustee (incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K (No. 001-09273) filed on September 23, 2026).

4.2	Form of 4.75% Note due 2034 (included in Exhibit 4.1).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

10.1	Share Purchase Agreement, dated as of August 15, 2026, between Samworth Brothers Limited, Onix Investments UK Limited, and Walkers Deli & Sausage Co. Ltd.*+

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Pursuant to Item 601(b) of Regulation S-K, the Company has omitted portions of the referenced exhibit that are (a) not material and (b) of the type of information it customarily and actually treats as private and confidential. Additionally, pursuant to Item 601(a) of Regulation S-K, the Company has omitted certain schedules that are not material.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: October 28, 2026	/s/ Matthew Galvanoni
Matthew Galvanoni
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)